Form 10-K
period 1994-12-31
TEJON RANCH CO
filed 1995-03-21
CIK 96869

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


   (Mark One)

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                     OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                      Commission File Number :  1-7183

                                 TEJON RANCH CO.
             (Exact name of Registrant as specified in its Charter)

                  Delaware                               77-0196136
   (State or other jurisdiction         (IRS Employer Identification   of
   incorporation or organization)     Number)

                   P.O. Box 1000, Lebec, California 93243
                (Address of principal executive office)

   Registrant's telephone number, including area code:  (805) 327-8481

         Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
   Title of Each Class                       Which Registered
   Common Stock                            American Stock Exchange

        Securities registered pursuant to Section 12 (g) of the Act:

                                    None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
   days.  Yes    x    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements





   incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of Registrant's Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 7, 1995 was $80,785,894 based on the closing price on that date on the American Stock Exchange.

        The number of Registrant's outstanding shares of Common Stock on March 7, 1995 was 12,682,244 shares.

   DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1995, relating to the directors and executive officers of Registrant are incorporated by reference into
   Part III.

                                                Total Pages -       83

                                           Exhibit Index - Page     60





                                   PART I

   Item 1. Business

        Registrant owns approximately 270,000 contiguous acres of land located in Kern and Los Angeles counties in the State of California on which it is engaged principally in production and sale of beef cattle, farming, and leasing of land for oil, gas and mineral production and commercial purposes. Registrant is also engaged in planning the future uses of its lands. In addition, Registrant is engaged in rendering farm management services, which involves property other than the 270,000 acres referred to above.

        The following table shows the revenues, operating profits and identifiable assets of each of Registrant's industry segments for the last three years:





                FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                      (Amounts in thousands of dollars)

                                      1994        1993       1992
   Revenues (1)

   Livestock                      $   5,531   $   5,221   $  5,516
   Farming                            6,880       9,459      5,615
   Oil and Minerals                   1,296       1,358      1,211
   Commercial and Land Use            1,736       1,840      1,946
   Segment Revenues                  15,443      17,878     14,288
   Interest Income                    1,439       1,591      2,275
   Total Revenues                 $  16,882   $  19,469   $ 16,563

   Operating Profits

   Livestock                      $     364   $     510   $    314
   Farming                            1,925       4,211        980
   Oil and Minerals                   1,208       1,239      1,152
   Commercial and Land Use             (100)       (304)       534
   Segment Profits (2)                3,397       5,656      2,980

   Interest Income                    1,439       1,591      2,275
   Corporate Expense                 (2,212)     (2,233)    (2,106)
   Interest Expense                    (287)       (424)      (651)
   Operating Profits              $   2,337   $   4,590   $  2,498

   Identifiable Segment
     Assets  (3)

   Livestock                      $   5,310   $   4,364   $  4,565
   Farming                            7,347       8,000      6,944
   Oil and Minerals                     179         187        163
   Commercial and Land Use            2,226       1,699      1,684
   Corporate                         29,858      32,861     32,373

   Total Assets                   $  44,920   $  47,111   $ 45,729

        (1)  Intersegment sales were insignificant.

        (2)  Segment   Profits  are  revenues  less  operating  expenses,
             excluding interest and corporate expenses.

        (3) Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly-used assets. Corporate assets consist primarily of cash and cash equivalents, refundable and deferred income taxes and buildings and improvements.

   Livestock Operations

        Registrant conducts a beef cattle range operation upon those portions of its ranch which are not devoted to farming, commercial or other purposes. This range operation depends primarily upon forage from natural vegetation. The beef cattle activities include both commercial cow-calf operations (the maintenance of a cattle herd whose offspring are used to replenish the herd, with excess numbers being sold commercially) and the use of stocker cattle (cattle purchased at light weights for growing on available range forage before being resold). At December 31, 1994, Registrant's cattle herd numbered approximately 13,272 of which approximately 6,047 head were stockers and the remainder were in the breeding herd. At December 31, 1993, Registrant's cattle herd numbered approximately 11,976 of which approximately 5,043 head were stockers. Registrant's range cattle are sold primarily to stocker and feedlot operators. As market conditions and ranch forage conditions warrant, Registrant may, from time to time, feed some of its cattle in commercial feedlots prior to sale of such cattle to packing houses. Registrant sells a few cattle directly to packing houses and to other range operators. As to the sale of cattle, Registrant is in direct competition with other commercial cattle operations throughout the United States. The prices received for Registrant's cattle are primarily dependent upon the commodity market's perception of supply and demand at the time cattle are sold. In an attempt to reduce the market risks of its livestock activities, Registrant sometimes hedges future sales of cattle in the futures and options markets or obtains fixed prices for future delivery through contracts with cattle buyers, feedlots, or packing houses. Registrant also operates a horse breeding program consisting of the breeding of quality bloodline quarter horses, the sale of horses, and the boarding and training of horses.

        Forage production in 1994 proved disappointing due to less than normal rainfall. Registrant had to reduce forecasted stocker cattle purchases as a result of the loss in carrying capacity of Registrant's pastures. This hurt total income for 1994, as Registrant had fewer feeder cattle to sell in late spring of 1994. The beneficial side to this reduction in early year stocker numbers was the ability to provide plenty of forage for Registrant's commercial cow herd. Heavy winter rains in early 1995 should allow the Registrant to increase stocker cattle numbers during 1995 and wean an excellent calf crop.

        Registrant continues to focus on improving the efficiency of its livestock operations in an increasingly competitive marketplace. The quarter horse program will continue to direct its efforts to the improvement of Registrant's select band of breeding mares and the hosting of competitive horse events to enhance the revenues of that operation. A new membership program in conjunction with the horse shows will help maximize the usage of the horse facility and expose Registrant's lands to a broader portion of the community.

        The much anticipated correction downward in the national cattle market occurred in late spring of 1994. Seven years of relatively good cattle prices resulted in the inevitable return to cattle over-production. Total meat supplies of all types in 1994 surged to record levels, and with the cyclical increase in beef production cattle, prices fell by $14 per hundred weight. The cyclical nature of the cattle industry is well documented. Should this cycle resemble those of the past, there could be three to four years of low returns for the cow/calf sector of the cattle business. The stocker cattle side of Registrant's cattle business might actually benefit from lower prices. Stocker cattle margins can actually increase during this phase of a cattle cycle because the basic input cost (the purchase price of calves) drops considerably. This is one reason Registrant leased additional pasture for the 1995 season. By obtaining more "early country", which is lower elevation pasture that produces grass early in California's growing season, Registrant can take advantage of its surplus of high elevation summer pasture.

        United States beef exports to Mexico are important. The devaluation of the peso has reduced Mexico's ability to purchase U.S. beef. Since Mexico is the United States' third largest foreign customer for beef, continued disruption in exports can only add to pressure on cattle prices in the United States. Registrant will have to manage its cattle operations carefully during the next three to four years of depressed cattle prices in order to remain profitable.

        Regulatory requirements at all governmental levels related to endangered species and air and water quality continue to raise the costs of operating a range cattle operation. Ensuring compliance with various rules and testing requirements will require not only more staff time but also the use of outside advisors and testing facilities.

   Farming Operations

        In the San Joaquin Valley, Registrant farms permanent crops including the following acreage: wine grapes - 1,136, almonds - 884, pistachios - 430 and walnuts - 295. During 1992, work began on a new farming development involving 620 acres in the San Joaquin Valley, which was completed during the spring of 1994. The new acreage includes 320 acres of almonds and 300 acres of pistachios. Almond trees were planted on 160 acres during 1993, and another 160 acres were planted in early 1994 with some production expected in 1995 and 1996. The 300 acres of pistachio trees were also planted in early 1994 with the first full crop year expected in 1999. Registrant's objective in planting new trees is to offset the normal yield decline as its older plantings reach productive maturity. As certain of Registrant's permanent crops age to the point of declining yields, Registrant will evaluate the advisability of replanting such crops, or replacing them with different crops, depending upon market conditions.

        Registrant sells its farm commodities to several customers or handlers. As a producer of these commodities, Registrant is in direct competition with other producers within the United States and
   throughout   the  world.    Prices  received  by  Registrant  for  its
   commodities are determined by total industry production and demand levels. Registrant attempts to improve price margins by producing high quality crops through cultural practices and by obtaining better prices through marketing arrangements with handlers. In 1994, almonds produced were sold to three domestic customers or handlers, with one of the handlers receiving approximately 67% of the crop. Typically, these almond handlers process growers' almonds and sell the nuts to large commercial buyers, such as cereal and candy manufacturers.

        The California almond industry is subject to a federal marketing order which empowers the Secretary of Agriculture to set the percentage of almonds during any crop year which can be sold and the percentage of those to be held in reserve in order to assist in the orderly marketing of the crop. During 1993 and 1992 the saleable percentage was set at 100% of the total almond crop. For 1994, due to a record crop within California, a 10% reserve has been set by the Secretary of Agriculture. It is anticipated that this 10% reserve will be released for sale at some point in 1995.

        In 1994, Registrant's pistachios were sold to one customer. Registrant's 1994 walnuts were sold to two customers, one of which received approximately 90% of the crop. During 1994 all winegrapes were sold to one winery.

        For Registrant's's farming operations, 1994 was an above average year although revenues were below the very exceptional 1993. During 1994, good weather prevailed contributing to generally higher yields than 1993, but revenues were substantially lower due primarily to back-to-back record yields for California in almonds, pistachios, and walnuts, which substantially lowered market prices for those crops.

        Although the drought returned to California in 1994, the 60% supply allocation from the State Water Project provided the Registrant with enough water to allow Registrant to properly plan the timing of water usage and, when combined with other cultural practices and favorable weather conditions, helped to produce near record yields in the crops produced. Grape yields increased when compared to 1993 production, and 1993 was one of the best production years within the last five years. Prices for grapes sold by Registrant were at very good levels but slightly less than in 1993. Almond prices were down from 1993 by 40%. Walnut production was slightly above it's 6 year average, however, prices were at a 5 year low. Registrant's pistachio trees, which were in the "off" production year of their alternate bearing cycle in 1993, produced a crop substantially above that of the normal "off" year, as did the rest of the State, putting some pressure on prices. For 1994 the Registrant's crop was a record while the state produced a normal "on" year crop. However, the combined production of 1993 and 1994 continued to put pressure on prices.

        Overall, during 1994, crop revenues were somewhat higher than expected, although significantly less than crop revenues for 1993. See "Management's Discussion and Analysis of Financial Statements and Results of Operations." Almond, walnut and pistachio demand has been g o o d during late 1994 and early 1995. Currently, industry expectations are that statewide nut crops will be smaller than past years and it is anticipated that 1995 crop prices will be generally up from 1994 price levels. 1995 Grape prices are expected to be about the same as 1994 due to an increased supply of grapes used for juice and sugar concentrate, for which the majority of Registrant's grapes are used. Registrant has a contract with a winery which provides a minimum price for it's grape shipments. All of Registrant's crop markets are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices.

        Water conditions for early 1995 are very favorable due to above normal winter precipitation. In early 1995, the State Water Project has announced a one hundred percent (100%) water allocation for it's contractors.

        See discussion of water contract entitlements and long-term outlook for water supply under Part I, Item 2, "Properties-Farmland".

        Farm Management Services. Tejon Farming Company ("TFC"), a wholly-owned subsidiary of Registrant, manages the farming operations
   o f Laval Farms Limited Partnership ("Laval"), formerly Tejon Agricultural Partners, under a Farm Management Agreement with Laval, which is terminable on 30-days' notice by Laval. (See "Laval Farms Limited Partnership," below.)

        Laval Farms Limited Partnership. Laval is a limited partnership formed in 1972 to develop and farm certain land in Kern County, California. Laval Farms Corporation, formerly Tejon Agricultural Corporation and still a wholly-owned subsidiary of Registrant, is the general partner of the partnership. Due to significant losses in the partnership, Registrant wrote off its investment in the partnership in 1976 and provided for all commitments at that time.

        In 1992 Registrant entered into an Agreement with John Hancock Mutual Life Insurance Company ("John Hancock"), Laval's sole limited partner and secured lender, for an orderly sale of Laval's farmland and eventual dissolution of the partnership. Under the Agreement approximately 13,000 acres of farmland located in the southern San Joaquin Valley and owned by Laval have been divided into smaller farming parcels and are being sold. John Hancock is continuing to provide Laval with a working capital crop line of credit during the sale of Laval lands. As of March 8, 1995, all of the crop lands have been sold with the exception of the headquarters parcel which is approximately 188 acres.

        No land or assets owned by Registrant have been involved in the sales, and Registrant has not received any of the proceeds of the sales program. In connection with the Agreement, however, Registrant obtained an option to purchase approximately 900 acres of Laval land around Registrant's commercial operations at the Laval Road/Interstate 5 interchange in the southern San Joaquin Valley. Registrant exercised the option and purchased the acreage during February 1995 at a price of $1.5 million. The 900 acres includes approximately 300 acres of rubired wine grapes.

        At this time, Laval is continuing to utilize Registrant's farm management services. However, as the sale program proceeds, the contract to manage the Laval lands will be reduced and ultimately terminated. Currently, Registrant is receiving a $10,000 per month fee for managing the remaining acreage. Registrant has certain costs associated with earning this fee such that the impact of the loss of the fee on revenues should not be material to net earnings.

        Due to the Laval sales program, Registrant reorganized the farming of its permanent crops. Registrant determined that its own acreage will be farmed utilizing some Registrant-owned equipment and Registrant's employees as farm unit managers, but much of the farm cultural efforts will be provided by outside contractors. The future financial impact of this change in farm operations is not expected to result in significantly different costs from prior years.

        During 1993 and prior years Laval provided equipment and direct labor to Registrant in connection with planting, development, and maintenance of permanent crops on Registrant's lands. Amounts paid by Registrant for such services were approximately $1,786,000 in 1993, and $1,696,000 in 1992. No amounts were paid or accrued by Registrant during 1994.

   Oil and Minerals

        Registrant leases certain portions of its land to oil companies for the exploration for, and production of, oil and gas, but does not itself engage in any such exploratory or extractive activities.

        As of December 31, 1994, approximately 9,645 acres were committed to producing oil and gas leases from which the operators produced an average of approximately 1,049 barrels of oil per day during 1994. Approximately 1,592 acres were also held under exploratory leases. Registrant's share of production based upon its average royalty rate during the last three years has been 131, 157, and 89 barrels of oil per day for 1994, 1993, and 1992, respectively. Approximately 200 producing oil wells were located on the leased land as of December 31, 1994. An additional 184 wells were shut-in and non-productive. Shut-in wells occur as oil revenues received by the operators lag behind the cost of keeping the wells in production. Extreme price volatility in the oil market has been a disincentive to exploratory leasing and drilling on Registrant's lands as well as elsewhere. Although no new wells were drilled on Registrant's lands in 1994, one lessee has announced that a gas well will be drilled on Registrant mineral lands in early 1995. Other lessees are planning "infill" drilling programs on Registrant's existing producing lands during 1995.

        The continuing economic difficulties in the petroleum industry have caused larger companies to attempt to divest economically marginal oil and gas properties. Such interests are typically sold to small independent oil companies which can operate the leases with lower overhead costs. This trend has occurred and is likely to continue with respect to Registrant's oil and gas holdings. Of particular concern to Registrant is the need to assure proper abandonment of non-producing wells and restoration of the land surface upon lease termination. In such instances, Registrant attempts to require the larger company to guarantee performance of key lease terms by the acquiring independent oil company.

        Presently one of these independent operators is in default under certain agreements related to Registrant's mineral properties. The d e f aults include failure to pursue certain field development activities and other responsibilities with regards to oil field operations. As is typical for these arrangements, the major oil company who sold the lease to the independent operator is responsible for the performance of these obligations.

        Estimates of oil and gas reserves on Registrant's properties are unknown to Registrant. Registrant does not make such estimates and does not file reports as to reserve estimates with governmental agencies. Registrant's lessees do not make information concerning reserves available to Registrant.

        Registrant has approximately 2,440 acres under lease to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant having a design capacity of 600,000 tons of cement per year. The amount of payment which Registrant receives under the lease is based upon shipments from the cement plant. The term of this lease expires in 2007, but National has remaining options to extend the term for two additional successive increments of 20 years each and one final increment of 19 years. For information as to proceedings under environmental laws relating to the cement plant see Item 1 - "Legal Proceedings".

        National is currently involved in a $2 million project to modernize part of its cement plant grinding mill. National has also filed permits with the county to substantially modernize the kiln and make it more efficient at a cost of approximately $15,000,000. Registrant has been told by National officials that National will proceed with such a modernization program if the permits to continue burning supplemental fuels are ultimately denied. See Item 1 - "Legal

   Proceedings" for a discussion of issues regarding the supplemental fuels burning permit.

        Approximately 433 acres of Registrant's land are leased to owners and operators of sand and gravel screening and rock crushing plants under three leases with rental payments based on the amount of sand and gravel removed and sold.

        Registrant is optimistic about 1995 given the improved general business conditions and the takeover of one of the Registrant's aggregate sites by a new operator. This particular site had been operated under bankruptcy protection by the original lessee. After considerable legal activity and expense, Registrant was able to consummate a lease with the new operator on more favorable terms. The new lessee is an experienced and substantial construction company which, over time, could substantially increase output from the sand and gravel deposit and increase Registrant's royalties.

        In 1990 Registrant negotiated a new lease with a major sand and gravel producer which was expected to result in the reactivation of Registrant's dormant 205-acre aggregate deposit in the Antelope Valley. As of March 8, 1995, actual plant start-up at this site had not occurred due to market conditions and lessee has notified Registrant of its intent not to extend the lease an additional five years.

   Timber Management and Hunting Programs

        Significant areas of the foothills and mountainous portions of Registrant's land have a large variety of native trees and other vegetation growing thereon, including oak, pine, fir and cedar. During 1993 only oak trees were subject to a timber management and harvesting program for firewood production. During 1994, the firewood p r o duction program was phased out due to declining returns. Registrant also operates a hunting program in close cooperation with the California Department of Fish and Game.

   Commercial and Land Use

        Registrant leases to various tenants lands which are used for a full-service truckstop facility, a truck wash, three service stations, five restaurants, an automotive repair garage, a United States Postal Service facility, a small office building, and several microwave repeater locations and radio transmitter and relay sites.

        T h e Commercial and Land Use Division continues to focus substantial attention on additional development along the Interstate 5 corridor. The land planning process during 1994 identified the Interstate 5 corridor as an area of focus in near term planning and entitlement activities. (See Part I, Item 2, "Properties-Land Use Planning".) A major component of the land planning process calls for c o m m e rcial improvements and re-landscaping of the Grapevine Interchange. This program began during 1994 and continued into 1995 and will result in substantial capital expenditures at the site. In addition, Registrant has identified several brokerage firms to assist in the marketing of sites at the Grapevine Interchange.

        Commercial activity at the Grapevine Interchange is expected to increase during 1995 due to the completion of the Unocal gas station. At the Laval Road Interchange, an existing tenant has indicated an interest in expansion with new motel and restaurant uses possible. W i t hin the commercial leasing area, Registrant is in direct competition with other landowners who have highway interchange locations along Interstate 5 within California.

        In early 1994 Registrant's highway businesses were affected by the significant reduction in traffic caused when Interstate 5 to and from Los Angeles was temporarily closed due to the Northridge earthquake. Traffic on Interstate 5 fully recovered by midyear and is currently operating at full capacity with steady incremental growth in traffic volume projected.

   Customers

        During 1994 and 1993 the following customers accounted for more than 10% of Registrant's consolidated revenues, Golden State Vintners, a purchaser of grapes (13% in each of 1994 and 1993), and E.A. Miller Cattle Co., a purchaser of cattle, (22% in 1994 and 13% in 1993). No customer, or group of customers under common control, accounted for more than 10% of Registrant's consolidated revenues during 1992.

   Employees

        At December 31, 1994, Registrant had 51 full-time employees.

                      Executive Officers of Registrant

        The following table shows, as to each executive officer of Registrant, the offices held as of March 7, 1995, the period they have been held, and their age. All of such officers serve at the pleasure of the board of directors. On March 16, 1995 Registrant announced that Jack Hunt, President and Chief Executive Officer of Registrant, resigned in order to take a similar position at King Ranch in Texas. King Ranch is a privately owned company with extensive ranching and farming operations. Mr. Hunt's successor has not been selected.

   Name               Offices                  Held Since        Age

   Jack Hunt          President                   1986           50

   John A. Wood       Vice President              1978           57

   Matt J. Echeverria Vice President              1987           44

   Dennis Mullins     Vice President,             1993           42
                       Secretary and
                       General Counsel

   Allen E. Lyda      Vice President,             1990           37
                       Finance, Treasurer

   Charles J. Berling Vice President              1995           51

   David Dmohowski    Vice President              1991           47


        A description of present and prior positions with Registrant, and business experience for the past five years is given below.

        Mr. Hunt served Registrant as Vice President from 1983 to 1986, when he was elected President.

        Mr. Wood has served Registrant as Vice President since 1978.

        Mr. Echeverria served as Manager of Cattle Operations from 1982 to 1987, when he was elected Vice President, Livestock.

        Mr. Mullins has been employed by Registrant since 1993, serving as Vice President, Public Affairs, Secretary and General Counsel. From January 1992 to January 1993 he served as General Counsel of the United States General Services Administration in Washington, D.C. From 1985 to January 1992, Mr. Mullins was an attorney with the firm of Jones, Day, Reavis & Pogue in Los Angeles.

        Mr. Lyda has been employed by Registrant since 1990, serving as Vice President, Finance and Treasurer. From 1986 to 1990, he served as Senior Vice President and Controller of American National Bank in Bakersfield.

        Mr. Berling has been employed by Registrant since January 1995, serving as Vice President, Real Estate. From January 1991 to November 1994 he served as a Principal and Partner of BetaWest, Inc. From August 1985 to November 1994 he served as Vice President, Portfolio Development for BetaWest Properties, Inc. Both BetaWest Inc. and Beta West Properties, Inc., are engaged in real estate development.

        Mr. Dmohowski has been employed by Registrant since January 1991, serving as Vice President, Land Planning. From 1979 through 1990, he held a number of positions with The Irvine Company of Newport Beach, California in the areas of land development, government relations and entitlement, the most recent position held there being Vice President, Entitlement for the Irvine Pacific division.

   Item 2.   Properties

        Registrant owns approximately 270,000 acres of contiguous land located approximately 60 miles north of Los Angeles and approximately 15 miles east of Bakersfield. The land is undeveloped, except for certain limited farming and commercial uses. Included in the land are portions of the San Joaquin Valley, foothills, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. It is traversed by a number of key transportation and utility facilities, including Interstate 5 (the major north-south federal highway in California), U.S. Highway 58, California Highways 138 and 223, the California Aqueduct, the Southern Pacific-Santa Fe Railway Line and various transmission lines for electricity, oil, natural gas and communication systems.

        For information as to Registrant's livestock, farming, oil and minerals and commercial land use operations on the land, see Part I,
   Item 1 - "Livestock Operations," "Farming Operations," "Oil and Minerals," and "Commercial Land Use."

   Land Use Planning

        Registrant has continued to engage in planning activities related to future uses of its lands. During 1993 Registrant initiated planning programs intended to guide decision making relating to future development on the Ranch with special focus on the important I n t erstate 5 corridor and potential development opportunities available to the Ranch in the next 20 to 25 years. This planning effort was completed in early 1994. Registrant has filed a General Plan Amendment covering approximately 2,600 acres located around its existing truckstop lease just south of the Interstate 5 and Highway 99 junction. This General Plan Amendment includes a mix of proposed commercial and light industrial uses. At present, however, Registrant has not filed a specific plan with any governmental jurisdiction for any additional substantial commercial or residential development of the property. The timing of any extensive development of Registrant's property and its nature and extent are expected to be dependent upon market demand, the availability of adequate development capital and the obtaining of appropriate governmental permits and approvals.

        A major development project on land adjoining Registrant's land received preliminary approval from Kern County in October 1992. Called the San Emidio New Town, this project encompasses approximately 9,500 acres and at buildout would contain approximately 20,000 residential units and approximately 600 acres of commercial and industrial development. While construction is projected to occur over a 35 year period, the actual date of the start of construction is not k n o w n due to market uncertainties and additional regulatory requirements. This project has been inactive since 1992. Registrant anticipates future negotiations with the San Emidio project developer regarding vehicle rights-of-way and freeway interchange improvements affecting Registrant's land.

        Approximately 250,000 acres of Registrant's land is located in Kern County, California. The Kern County General Plan for this land contemplates continued commercial, resource utilization, farming, grazing and agricultural uses, as well as certain new developments and uses, including housing and recreational facilities. While the County General Plan is intended to provide general guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs.

          Registrant has not yet made specific proposals to the County to implement any part of its proposed land use concept, except at the Grapevine and Laval Road Interchanges on Interstate 5. Registrant has been evaluating the potential for a resort or guest ranch concept and for a large residential ranch estates project in the mountain portions of the Ranch accessible from Interstate 5. Further refinements to this preliminary planning concept and a more careful analysis of market conditions and the regulatory environment will need to be completed before requests for Kern County approvals can be considered. Registrant is evaluating the environmental and regulatory factors that might affect its ability to secure value-enhancing entitlements for potential land development. The results of this evaluation will help Registrant in formulating long-range entitlement strategies.

        The remainder of Registrant's land, approximately 20,000 acres, is in Los Angeles County. This area of the ranch is accessible from Interstate 5 via Highway 138 and lies 30 miles west of the Antelope Valley communities of Palmdale and Lancaster. Los Angeles County has adopted general plan policies which contemplate future limited residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. No specific land proposals have been made by Registrant to the County.

   Registrant is actively monitoring regional planning issues and continues to develop its liaison with Los Angeles County government and other regulatory agencies needed to preserve future development opportunities.

        In addition to its agricultural contract water entitlements, Registrant has an entitlement to obtain from the California State Water Project sufficient water to service a limited amount of future residential development and has indicated to the Kern County Water Agency an interest in obtaining additional entitlements. This action was taken in an effort to assure the availability of the water in the future and not because of any immediate plans for the development of Registrant's property. It is uncertain whether or when any such additional water rights will be obtained. Portions of the property also have available ground water sufficient to support low density development. Registrant may in the future convert portions of its agricultural water entitlement from agricultural use to municipal and industrial use in order to serve future development on its lands.
   Such a conversion would likely be in conjunction with programs to enhance Registrant's groundwater resources.

        Portions of Registrant's property consist of mountainous terrain, and much of the property is not presently served by developed roads or by utility or water lines. Any significant development of the property would involve the construction of roads, utilities and other expensive infrastructure and have to be done in a manner which accommodates a number of environmental concerns, including endangered species issues, that may limit development of portions of the property.

        Due to the property's location and its undeveloped state, from time-to-time unsolicited proposals are made for governmental or quasi-public uses of portions of the property or neighboring lands by entities, some of which may have the right of eminent domain. For the most part Registrant opposes such uses, because to the extent that any such proposals may be implemented through the use of the power of eminent domain or otherwise, the flexibility to develop some of Registrant's other lands could be correspondingly limited. Registrant i s c urrently in negotiations with a company concerning the construction of a major oil pipeline over the Ranch. This proposed pipeline would follow an alignment of other oil pipelines which are along the Interstate 5 corridor. Registrant's lands are also being evaluated as a possible alignment for a high speed rail system between Los Angeles and San Francisco.

   Farmland

        Although changing crop market conditions and the cost and availability of irrigation water bear on the economic feasibility of farming on Registrant's lands, portions of the land located in the San Joaquin Valley are suitable for farming a wide variety of tree, vine and row crops.

        Existing long-term contracts with the Wheeler Ridge-Maricopa Water Storage District ("District") provide for water deliveries from the California State Water Project ("Project") to certain farmland in the San Joaquin Valley belonging to Registrant. The long-term water supply picture in the state is uncertain, however, not only due to recurring droughts, but also because of existing and likely additional restrictions placed on exports from the Sacramento-San Joaquin River Delta ("Delta") to protect allegedly endangered species and improve water quality in the Delta. Existing U.S. Fish & Wildlife Service ("FWS") regulations restrict the export of water south of the Delta. Additional restrictions on water exports are related to the proposed listing of the Sacramento splittail (a fish), as an endangered species and the proposed designation of critical habitat for the Delta smelt. Also, reserving water flowing into the Delta for environmental purposes (which water would otherwise flow into the San Francisco Bay and be unavailable for beneficial use) has been required by the U.S. Environmental Protection Agency in order to keep salinity levels in the Delta below certain levels. The impact of these regulations could be severe during drought years when the supply of water for all uses is limited. Pursuant to an interim three-year agreement among the federal agencies, the concerned state agencies, environmental groups, and water users, a maximum of 1.1 million acre feet of water has been reserved for such environmental uses that would otherwise be available for beneficial use by state and federal water project participants.

        Since Registrant's water entitlements substantially exceed its permanent crops' needs, the 100% allocation made by the Project to the Kern County Water Agency, of which the District is a sub-unit, should be more than sufficient for Registrant's 1995 crops. Longer term, however, year-to-year uncertainty of the water supply and potentially higher costs for water may jeopardize the financial viability of the District by forcing marginal operators out of business and shifting a greater portion of the financial burden imposed by long term fixed costs upon the remaining growers. High water costs prevent farmers from raising annual crops. Farmers also may be unable to obtain conventional financing for the higher value permanent crops because of the unpredictability of a water supply to nourish the trees and vines.


        Registrant's contracts with the District, as of December 31, 1994, provide for annual water entitlements to approximately 6,153 acres of Registrant's lands. Existing District water delivery facilities are capable of delivering the contract water entitlement amounts to all of that acreage. The water contracts require annual payments related to the Project and District fixed costs, whether or not water is used or available. Payments made under these contracts in 1994 by Registrant totaled approximately $985,000.

        Lands benefiting from the District are subject to contingent assessment liens under the California Water Storage District Law. These liens are senior in priority to any mortgages on the property. The liens secure District bonds issued to finance construction of w a t er distribution facilities. Lien enforcement can involve foreclosure on the lands subject to the liens. These liens will be enforced only if District revenues from water contracts and other
   r e g ular revenue sources are not sufficient to meet District obligations. Lien assessments are levied on the basis of estimated benefits to each parcel of land from the District water project serving the land. Lands belonging to Registrant are presently subject to such contingent liens totaling approximately $892,000. Since commencement of operations in 1971, the District has had sufficient revenues from water contract payments and other service charges to cover its obligations without calls on assessment liens, and the District has advised Registrant that it does not anticipate the need to make any calls on assessment liens.

        Under California law, lands located in a Water Storage District may be reassessed at the request of the district board of directors or at the request of 10% or more of the district landholders. As a result of any reassessment, which is based upon relative benefits from District project facilities to each land parcel, the lien assessments may be redistributed and may increase or decrease for any particular parcel. Additional projects, if any, which might result in new assessment liens, must be approved by landowners of more than one-half of the land (based on valuation) in the District as well as by the California Department of Water Resources.

   Item 3.   Legal Proceedings

        As explained above in the discussion under Part I, Item 1 - "Oil and Minerals", Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. N a tional and its subtenant, Systech Environmental Corporation, ("Systech"), have been denied new permits to continue burning supplemental fuels in the cement plant located on the land leased from Registrant. In July 1994 the Environmental Appeals Board of the U.S. Environmental Protection Agency denied the petitions of National and Systech for a review of that denial. National and Systech have appealed the ruling in federal court and have been permitted to continue burning hazardous waste as fuel at the cement plant pending a final decision on the appeal.

        The permits were denied because of the failure to comply with regulations of the U.S. Environmental Protection Agency that require t h e owner of a hazardous waste disposal facility to sign a certification stating that the application for a permit was prepared under its direction or supervision and that the information in the application is, to the knowledge of the owner of the facility, true, accurate and complete. The U.S. Environmental Protection Agency considers the owner of the leased land upon which a facility is located to be the owner of the facility. Registrant was unable to sign this certification because it believed that the statements in the certification were untrue. The opinion of the U.S. Environmental Protection Agency Environmental Appeals Board denying the petitions of National and Systech stated that owners of land underlying hazardous waste facilities could sign the required certification and add supplementary language describing the extent of the land owner's involvement in reviewing the permit application. In August 1994 and again in January 1995, Registrant signed two different forms of such a certification with supplemental language at the request of National. The U.S. Environmental Protection Agency nonetheless declined to withdraw its denial of the permit application of National and Systech. Prior to Registrant's signing the certification with the supplemental language, National had asserted that Registrant has a duty to sign the required certification and that any loss of the permits would cause it great monetary damage. The extent of any damages National may suffer as a result of the permit denials is not known to Registrant. Registrant believes that it had no duty to sign the certification because doing so would constitute the making of false statements which would be a violation of law.

   On October 9, 1990, the California Regional Water Quality Control Board for the Lahontan Region ("Regional Board") issued Cleanup and Abatement Order No. 6-90-59 requiring National, LaFarge Corporation (the parent company of the previous operator) and Registrant to clean up and abate ground water contamination in the vicinity of the plant site caused by pollutants being discharged from an old industrial waste landfill on the leased premises. Although Registrant did not deposit any materials in the landfill, the order states that Registrant, as the landowner, is ultimately responsible for complying with the order if LaFarge and National fail to perform the necessary work. LaFarge submitted a final closure plan for the cleanup of the landfill, and in August 1994 the plan was approved by the Regional Board subject to certain provisions. Civil fines for violations of a cleanup and abatement order can be as high as $10,000 per day for each day the violation occurs and as high as $15,000 per day for each day a discharge of pollutants and a violation of the order occurs. The indemnification obligation under the lease with Registrant described below, includes claims of this kind.

   In 1991, the Regional Board adopted Waste Discharge Requirements concerning future kiln dust disposal and the existing kiln dust piles stored on the leased premises. The order names National and Registrant as "dischargers" and states that Registrant is responsible for ensuring compliance with the Waste Discharge Requirements if National fails to do so. Persons who violate waste discharge requirements are also subject to civil liabilities imposed by either the Regional Board or the superior court. The indemnification obligations under the lease with Registrant, described below, include claims of this kind. The U.S. Environmental Protection Agency recently proposed to regulate all kiln dust nationwide as a hazardous waste, but under special low risk rules. The proposed rules will mostly involve careful groundwater monitoring and possibly covering dust piles so they do not blow in the wind. Measures of this type are already being taken by National on the cement plant site. Kiln dust from cement plants using supplemental fuels will not be treated any differently. The cement industry will probably oppose the proposed rules for kiln dust.

        In addition, in August 1994 the Regional Board issued orders naming LaFarge and National as primarily responsible parties with respect to two additional sites on the leased premises alleged to have been contaminated with hazardous waste. One of those sites is alleged to be a storage area for drums containing lubricants and grease and the other is alleged to be an underground plume of chlorinated hydrocarbons. The orders direct LaFarge and National in effect to determine the extent of the contamination, to determine the source of the chlorinated hydrocarbon plume, to develop a clean-up plan for each site to be approved by the Regional Board and to perform the work contemplated by the approved clean-up plans. Registrant has also been named in the orders with respect to the two additional sites and is directed to provide access to LaFarge and National to the extent it has the right to do so and to investigate, characterize, and clean up the sites if LaFarge and National fail to do so. Registrant has appealed these orders regarding Registrant's secondary liability, which appeal is pending before the State Water Resources Control Board and is expected to be held in abeyance until it is determined whether LaFarge and National comply with the Regional Board's orders.

        Under the lease between Registrant and National, the tenant is obligated to indemnify Registrant for costs and liabilities arising directly or indirectly out of the use of the leased premises by the tenant. All obligations under this indemnity provision arising after the assignment of the lease to National (which occurred in August
   1987)  were  assumed  by  National,  and LaFarge has liability for all
   o b ligations  under  the  indemnity  provisions  arising  before  the assignment. National's obligation is guaranteed by its parent, National Cement Company, Inc. Registrant believes that all of the matters described above in this Item 3 are included within the scope of the National and LaFarge indemnity obligations. National and LaFarge have reached an agreement in principle to share cleanup responsibilities.

        To date Registrant is not aware of any failure by LaFarge and National to comply with the orders of the Regional Board and Registrant has not been called upon to become involved in any of the investigative, characterization or clean-up activities. Registrant believes that LaFarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. Publicly available financial information with respect to LaFarge indicates that it had a net worth of approximately $835 million as of September 30, 1994. National is a subsidiary of a large French company, and so far as the Company is aware, no separate financial statements are publicly available with respect to it. However, Registrant has held discussions with National which indicate sufficient resources are available to satisfy any reasonably likely obligations relating to the above matters. Due to the fact that LaFarge and National appear to have been complying with the Regional Board orders and appear to have the financial strength to c o ntinue to do so and also to perform their indemnification obligations to Registrant, Registrant believes that a material effect on its financial condition or results of operations due to the potential environmental liabilities described above is remote at this time. If, however, National and LaFarge do not fulfill their indemnification responsibilities and Registrant is required to perform the landfill, kiln dust, drum storage area, and underground plume remedial work mandated by the regulatory agencies, the amount of any such expenditure by Registrant could be material.

   Item 4.   Submission of Matters to a Vote of Security Holders

        None.

                                   PART II

   Item   5.      Market  for  Registrant's  Common  Equity  and  Related
   Stockholder Matters.

        Registrant's Common Stock is traded on the American Stock Exchange. The following table shows the high and low sale prices for Registrant's Common Stock on the American Stock Exchange for each period during the last two years, as reported by the American Stock Exchange.
                                   1994                1993

        Quarter               High       Low      High       Low
        First                15-1/4    13-5/8    18-5/8      16

        Second               14-5/8    13-5/8      21      16-1/8
        Third                15-1/2      13      16-5/8    13-3/8

        Fourth               14-1/2    11-1/2    17-1/4    13-3/4

        As of March 7, 1995, there were 828 owners of record of Registrant's Common Stock.

        Registrant  paid  cash dividends of $.05 per share in each of the
   years  1994  and  1993.   Two and one-half cents per share was paid in
   June and December of each year.

     Item 6.   Selected Financial Data.

                               Years Ended December 31
                           (In thousands of dollars, except
                                  per share amounts)

                             1994         1993        1992     1991       1990


      Operating Revenues,
       Including Interest
       Income              $16,882     $19,469(1)   $16,563  $15,220    $15,232
      Net Income             1,527       2,972(1)     1,499    1,484      1,957


      Total Assets          44,920      47,111       45,729   45,341     45,052

      Long-term Debt         1,950       3,550        5,150    6,854      7,083
      Income Per Share         .12         .23(1)       .12      .12        .15

      Cash Dividends
        Declared and Paid
          Per Share            .05         .05          .05      .05        .05

               (1) Net income from continuing operations was enhanced by the recognition of a $1,054,000 ($632,000 after tax or $.05 per share) refund from a local water district. (See Note 10 to the Audited Consolidated Financial Statements.)

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

               As reflected in the accompanying financial statements, net income was $1,527,000 in 1994, $2,972,000 in 1993 and $1,499,000
          in 1992.

               Net income for 1994 decreased when compared to 1993 net income due to lower operating profits within the Livestock and Farming divisions as well as the favorable impact in 1993 of a $1,054,000 refund from a water district ($632,000 after tax). The decrease in 1994 operating profits was partially offset by an improvement in operations within the Commercial and Land Use Division. Reduced interest income also affected 1994 results.

               Net income for 1993 increased when compared to 1992 net income due to improved operating profits within the Livestock, Farming, and Oil and Minerals Divisions as well as the water district refund. The increases in 1993 operating profits were p a rtially offset by reduced operating profits within the Commercial and Land Use Division. Also substantially reduced interest income affected 1993 results. Changes in revenues and expenses of Registrant's industry segments for the years 1994 and 1993 are summarized below.

          Livestock. Livestock operating profits of $364,000 in 1994 were $146,000, or 29% less than 1993 operating profits. This decrease in operating profits is due primarily to an increase in the cost of sales of cattle ($393,000) and to lower prices on cattle sold. In addition, revenues from the quarter horse program decreased $106,000 due to a decrease in sales revenues and horse event revenues. These unfavorable variances were partially offset by an increase in revenues from cattle sales ($368,000). The increase in cost of sales and cattle sales revenue is due to an increase in the number of cattle sold during 1994. During 1994, 8,474 head of cattle were sold compared to 7,734 head of cattle during 1993. Cost of sales expense also increased due to a longer than normal carrying time on a portion of the cattle sold during 1994, which increased the inventory cost of the cattle. During 1994 an additional 550 head of cattle were scheduled to be sold but were held over until 1995 so that the cattle could have additional weight gains. The carry over of cattle into 1995 was necessary due to the below normal precipitation during 1994. However, due to numerous rain storms during the first three months of 1995, it is expected there will be adequate forage for Registrant's cattle herd in the coming year. For the years 1995 and 1996 Registrant is concerned that cattle prices will stay flat or decrease due to higher cattle inventories in the United States and also to competing products. Any decrease in price will lower revenues on the sale of cattle. To limit price risk

          Registrant may use the commodity futures markets to hedge cattle prices.

          Livestock operating profits of $510,000 in 1993 increased $196,000, or 62%, when compared to 1992 operating profits. This improvement in operating profit was due to a decrease in the cost of cattle sold and also to an increase in revenues within the quarter horse program ($126,000 increase over 1992 revenues due to increased training fees and sales of horses). These favorable variances were partially offset by a reduction in revenues from cattle sales. The decrease in cattle sales revenue as well as the lower cost of sales is due primarily to a decrease in the number of cattle sold in 1993. During 1993, 7,734 head of cattle were sold compared to 8,478 head of cattle during 1992. Cost of sales expense also decreased because lower weight stocker cattle were purchased during the year and grazed on Registrant's lands and also due to reduced feed lot costs. The decrease in the number of cattle sold was the result of Registrant's decision to retain heifer calves in order to continue rebuilding the cattle breeding herd, which was reduced to very low levels during California's extended drought from 1988 - 1992.

          See Part I, Item 1 -"Business-Livestock Operations" for a further discussion of Registrant's livestock operations for 1994 and future expectations.

          Farming. Farming Division operating profits of $1,925,000 in 1994 were $2,286,000, or 54% less than 1993 operating profits. The decrease in operating profits was due to lower aggregate crop proceeds of $1,325.000 during 1994, the recognition of the gain of $1,054,000 related to water refunds during 1993, referred to above, and increased fixed water costs during 1994. In addition, 1993 revenues included $294,000 of favorable pricing adjustments related to the 1992 crop which was approximately $200,000 greater than 1993 crop adjustments recognized in 1994. These unfavorable variances were partially offset by reductions in cultural and Farming Division costs of $437,000 during 1994. The decrease in farming expense was due to very favorable farming weather during the spring and summer which allowed Registrant to change pest, fertilizer, and irrigation programs.

          There were numerous changes in individual crop revenues when comparing 1994 and 1993 results. For 1994, grape revenues fell $389,000 due to lower prices. Registrant sold all of its grapes to one winery under the second year of a three-year contract. Had Registrant not contracted for the sale of its grapes in advance, revenues from its grapes would have been even less, due to the down market for generic white grapes. Walnut revenues decreased $555,000 due to substantially lower prices and to lower production. Pistachio revenues increased $312,000 due to 1994 being the "on" production year in the alternate year bearing cycle. Almond revenues decreased $693,000 due primarily to lower p r ices. The decrease in almond revenues would have been approximately $200,000 less if the California Almond Board had not required a 10% withhold of 1994 production. It is anticipated that this withheld production will be released at some point in 1995 and revenue will be recorded at that time.

          During January 1995, a portion of Registrant's farming operations suffered damages as a result of high winds that were associated with a series of winter storms. Nearly all of the loss occurred in Registrant's producing almond orchards. Approximately 200 acres of trees were uprooted by a combination of high winds and saturated soil conditions due to heavy rainfall. The lost trees represent 23% of Registrant's mature, almond producing orchards. As a result of the storm damage, Registrant will record a loss, net of tax, of approximately $240,000 during the first quarter of 1995. Registrant estimates that the lost trees accounted for approximately 3% of Registrant's 1994 total revenues. Registrant incurred only minimal damage to its 620 acres of newly planted almonds and pistachios and its other mature orchards and vineyards. At this time Registrant has begun to replant the damaged acreage with almond trees. The loss of mature trees will affect future revenues until the replanted crops begin full production which could take three to five years. The loss of trees along with expectations of a smaller nut crop may significantly lower 1995 revenues. For a further discussion of the 1994 farming year and future expectations refer to Part I,
          Item 1 - "Business - Farming Operations".

          Farming operating profits of $4,211,000 in 1993 were $3,231,000, or 330%, greater than 1992 operating profits. This increase is the result of higher aggregate crop proceeds of $2,974,000, the recognition of a gain of $1,054,000 which is related to water district refunds, and lower 1993 fixed water costs of $357,000 due to water surplus sales and credits received from the water district. These favorable variances were partially offset by an increase of approximately $800,000 in cultural and harvest costs because of increases in crop production and changes to pest control and fertilization programs. Revenues in 1992 included $534,000 of favorable pricing adjustments related to the 1991 crop which was $240,000 greater than the 1992 crop adjustments recognized in 1993. The gain of $1,054,000 from a water refund in 1993 is the result of The Wheeler Ridge-Maricopa Water Storage District having prevailed in a lawsuit against other water districts in Kern County, California, in a proceeding involving the over-allocation and payment of state fixed water charges.

          Changes in individual crop revenues in 1993 compared to 1992 were s i gnificant. Grape revenues increased $1,327,000 due to increases in production as well as prices. Almond revenues increased $1,423,000 due primarily to a 56% increase in price. Walnut revenues increased $496,000 due to increased production and prices. Pistachio revenues fell approximately $272,000 due to lower production. Pistachio volumes decreased because 1993 was the "off" production year in the alternate year bearing cycle.

          For a further discussion of future water concerns refer to Part I, Item 2 - "Properties - Farmland".

          Oil and Minerals. Oil and Mineral operating profits of $1,208,000 in 1994 were $31,000, or 3% below 1993 profits. The decrease in operating profits was due to lower oil and gas royalties ($165,000) which were partially offset by increased cement royalties ($96,000) and increased land lease income. Oil and mineral royalties declined due to lower prices and to the receipt of adjustments related to the sharing of gas processing and transportation costs. Within California, oil prices are further depressed because of federal regulations that prohibit the export of California and Alaska crude oil, thereby forcing producers to refine their product in California. Cement
          r o y a lties increased due to improving prices and higher production. Production increased due to additional construction activity within Los Angeles which was related to the 1994 earthquake.

          Oil and Mineral Division operating profits of $1,239,000 in 1993 were $87,000, or 8%, greater than 1992 operating profits. Increased royalties from oil and gas ($37,000) and sand/rock aggregate ($75,000) along with increased land lease rentals accounted for the majority of the increase in operating profits. Partially offsetting these increases was an increase in legal fees which were related to the lease with National Cement Company. Oil and gas royalties increased due primarily to increases in production which included payments received in 1993 related to 1992 production. This increase in oil and gas production was partially offset by the decline in oil prices that occurred during the fourth quarter of 1993. Sand/rock aggregate royalties increased due to increased road construction within Kern County.

          Commercial and Land Use. The Commercial and Land Use Division had an operating loss of $100,000 in 1994 which compares to an operating loss of $304,000 in 1993. The improvement over 1993 was due to a reduction in professional service fees ($234,000) related to the Registrant's long-term land planning efforts. The expense was below 1993 due to the timing of planning projects. Registrant will continue to have substantial expense related to future land planning activities (see Part I, Item 2 "Properties - Land Planning" for further discussion of 1994 and future planning activities). Commercial rents and right-of-way rents were comparable to 1993 even though percentage rents were below expectations due to low traffic on Interstate 5 during January and February because of the January 1994 earthquake in Los Angeles. See Part I, Item 1, "Business - Commercial and Land

          Use" for a discussion of 1994 commercial lease activities.

          An operating loss of $304,000 in 1993 compares to 1992 operating profits of $534,000 for the Commercial and Land Use Division. Approximately $741,000 of the change in operating profits is attributable to an increase in professional service fees related to the Registrant's very active long-term land planning efforts. In addition to the professional service fees, firewood operating profits fell approximately $100,000 due to reduced sales and the write-off of equipment due to the decision to discontinue this operation. Commercial and right-of-way rental income increased slightly during 1993 to partially offset the above variances.

          Interest. Interest income of $1,439,000 declined $152,000, or 10% when compared to 1993 interest income. The decrease is due to fewer gains on the sale of securities and to lower average outstanding balances of marketable securities. Investment funds have declined due to additional principal payments on long-term debt and to capital expenditures.

          Interest income of $1,591,000 was $684,000, or 30%, less than 1992 interest income. The decrease from 1992 is due to lower reinvestment interest rates and lower average investable funds due primarily to principal prepayments on long-term debt.

          I n terest  expense  in  1994,  1993  and  1992  was  principally
          a t t r ibutable to interest on borrowings used to finance Registrant's 758 acre almond and 897 acre wine grape developments which were developed in 1981. Interest expense has been declining due to principal prepayments in 1994, 1993 and 1992.

          Corporate Expenses. Corporate expenses for 1994 decreased $21,000, or 1% when compared to 1993 expenses. The decrease was primarily attributable to lower professional service fees and legal fees.

          Corporate expenses for 1993 increased $127,000, or 6%, in 1993 when compared to 1992. The increase was primarily attributable to higher legal fees ($100,000). Legal fees increased due to water rights issues and expenses associated with a lessee regarding litigation discovery requests.

          Inflation.    Inflation  can  have a major impact on Registrant's
          operations.

               The farming operations are most affected by escalating costs and unpredictable revenues due to an oversupply of certain crops and very high irrigation water costs. High fixed water costs related to Registrant's farm lands continues to adversely affect earnings.

               Prices received by Registrant for many of its products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for Registrant to accurately predict revenue, just as it cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

          Impact of Accounting Change. In January 1994, Registrant adopted Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. In addition, if an enterprise has classified its securities as either trading or available-for-sale it must adjust securities to fair value at each reporting date.

               R e gistrant invests in debt securities, consisting of treasuries, government agencies, corporate notes, and mortgage backed securities. Registrant has elected to classify its securities as available-for-sale. As of December 31, 1994 the cumulative unrealized fair value adjustment to stockholders' equity is an unrealized loss of $372,000, net of a tax benefit of $192,000.

               In January 1993 Registrant adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Registrant's financial statements or tax returns. The adjustments to the financial statements to adopt SFAS No. 109 were immaterial.

          Financial Condition. Registrant's cash, cash equivalents and short-term investments totaled approximately $23,786,000 at December 31, 1994, a decrease of 12% from the corresponding amount at the end of 1993. Working capital at the end of 1994 was $26,786,000, which is 8% less than a year earlier. Working capital decreased during the year due to capital expenditures, the prepayment of long-term debt, and the payment of dividends. Registrant has a revolving line of credit of $2,000,000 that as of December 31, 1994 was unused. As of December 31, 1994, Registrant had an outstanding short-term loan with an investment banking company. The loan was in the amount of $907,000, with a maturity date of January 16, 1995 and an interest rate of 6.5%. This loan was used as a short-term cash management vehicle.

               The principal uses of cash and cash equivalents during 1994, 1993, and 1992 consisted of capital expenditures, payments of long-term debt and the payment of dividends.

               The accurate forecasting of cash flows by Registrant is made more difficult due to the fact that commodity markets set the prices for the majority of Registrant's products and the fact that the cost of water changes significantly from year-to-year as a result of changes in its availability. Registrant, based on its past experience, believes it will have adequate cash flows over the next twelve months to fund internal operations.

               During 1995 $2,888,000 has been budgeted for capital expenditures, which includes new equipment and improvements to existing facilities. The capital budget also includes $1,500,000 to purchase 900 acres of land, which includes 300 acres of grapes, a transaction which closed in February 1995. (See Part I, Item 1 - "Business-Farming").

               Registrant has traditionally funded its growth and capital additions from internally generated funds. Management believes that the combination of short-term investments, excess borrowing c a pacity, and capital presently available to it will be sufficient for its near term operations.

          Item 8.   Financial Statements and Supplementary Data.

               The response to this Item is submitted in a separate section of this Report.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not applicable.

                                       PART III


          Item 10.   Directors and Executive Officers of the Registrant.

               I n f o r mation as to the directors of Registrant is incorporated by reference from the definitive proxy statement to b e filed by Registrant with the Securities and Exchange
          C o m m ission with respect to its 1995 Annual Meeting of Stockholders. Information as to the Executive Officers of Registrant is set forth in Part I, Item 1 under "Executive Officers of Registrant."

          Item 11.   Executive Compensation.

               Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1995 Annual Meeting of Stockholders.

          Item  12.     Security Ownership of Certain Beneficial Owners and
          Management.

               Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1995 Annual Meeting of Stockholders.

          Item 13.   Certain Relationships and Related Transactions.

               Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1995 Annual Meeting of Stockholders.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
               (a)    Documents  filed  as  part of this report:       Page
          Number

               1.   Consolidated Financial Statements:

                    1.1 Report of Independent Auditors                37

                    1.2 Consolidated Statements of Financial
                        Position - December 31, 1994 and 1993         38

                    1.3 Consolidated Statements of Income -
                        Years Ended December 31, 1994, 1993
                        and 1992                                      40

                    1.4 Consolidated Statements of Stockholders'
                        Equity - Three Years Ended
                        December 31, 1994                             41

                    1.5 Consolidated Statements of Cash Flows -
                        Years Ended December 31, 1994, 1993
                        and 1992                                      42

                    1.6 Notes to Consolidated Financial
                        Statements                                    43

               2.   Supplemental Financial Statement Schedules:

                    NONE

               3.   Exhibits:

                    3.1 Restated Certificate of Incorporation          *

                    3.2 By-Laws                                        *

                    10.1 Water Service Contract with Wheeler
                         Ridge-Maricopa Water Storage District
                         (without exhibits), amendments originally
                         filed under Item 11 to Registrant's
                         Annual Report on Form 10K.                   61

                    10.2 Tejon Ranch Co. Stock Option Agreement       72

                    10.3 Lease Agreement for Mr. San Olen             80

                    22 List of subsidiaries of Registrant             82

                    27 Financial Data Schedule (Edgar)                83

               (b) Report on Form 8-K filed during the last quarter of the period covered by this report:

                    None.

               * This document, filed with Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 14 to Registrant's Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

               (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TEJON RANCH CO.

          DATED:  March   , 1995            BY
                                             Jack Hunt, President



          DATED:  March   , 1995            BY
                                              Allen E. Lyda
                                              Vice President, Finance &
                                              Treasurer
                                              (Principal Financial and
                                               Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Name                            Capacity          Date


                                          Director     March     , 1995
          Otis Booth, Jr.


                                          Director     March     , 1995
          Craig Cadwalader


                                          Director     March     , 1995
          Dan T. Daniels


                                          Director     March     , 1995
          Rayburn S. Dezember


                                          Director     March     , 1995
          Robert F. Erburu


                                          Director     March     , 1995
          Clayton W. Frye, Jr.


                                          Director     March     , 1995
          Donald Haskell


                                          Director     March     , 1995
          Jack Hunt


                                          Director     March     , 1995
          Raymond L. Watson


                                          Director     March     , 1995
          Phillip L. Williams

                              Annual Report on Form 10-K

                      Item 8, Item 14(a)(1) and (2),(c) and (d)

            List of Financial Statements and Financial Statement Schedules

                                Financial Statements

                                   Certain Exhibits

                             Year Ended December 31, 1994

                                   Tejon Ranch Co.

                                  Lebec, California

                          Form 10-K - Item 14(a)(1) and (2)

                           Tejon Ranch Co. and Subsidiaries

           Index to Financial Statements and Financial Statement Schedules


          ITEM 14(a)(1) - FINANCIAL STATEMENTS

          The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:
                                                                      Page
               Report of Independent Auditors                         37
               Consolidated Statements of Financial Position -
                                December 31, 1994 and 1993            38
               Consolidated Statements of Income -
                 Years Ended December 31, 1994, 1993 and 1992         40
               Consolidated Statements of Stockholders' Equity -
                 Three Years Ended December 31, 1994                  41
               Consolidated Statements of Cash Flows -
                 Years Ended December 31, 1994, 1993 and 1992         42
               Notes to Consolidated Financial Statements             43

          ITEMS 14(a)(2) - FINANCIAL STATEMENT SCHEDULES

          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission a r e not required under the related instructions or are inapplicable, and therefore have been omitted.

                            Report of Independent Auditors



          Stockholders and Board of Directors
          Tejon Ranch Co.

          We have audited the consolidated financial statements of Tejon Ranch Co. and subsidiaries listed in the accompanying index to financial statements and financial statement schedules (Item 14(a)(1)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          I n our opinion, the financial statements listed in the a c c ompanying index to financial statements and financial statement schedules (Item 14(a)(1)) present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

          As discussed in Note 3 to the financial statements, in 1994 the C o m pany changed its method of accounting for marketable securities.




                                                  ERNST & YOUNG LLP


          Los Angeles, California
          February 17, 1995

                           Tejon Ranch Co. and Subsidiaries

                    Consolidated Statements of Financial Position


                                                           December 31
                                                        1994        1993

          Assets
          Current assets:

            Cash and cash equivalents              $     68,000$    247,000
            Marketable securities                    23,718,000  26,834,000
            Accounts receivable                       2,125,000   3,105,000
            Inventories                               3,128,000   2,860,000
            Prepaid expenses and other
              current assets                          1,223,000     868,000
          Total current assets                       30,262,000  33,914,000



          Property and equipment, net                13,284,000  11,995,000



          Other assets:
            Breeding herd, net of depreciation
              of $116,000 in 1994 and $198,000
              in 1993                                   907,000     778,000

            Other assets                                467,000     424,000
                                                      1,374,000   1,202,000







          Total assets                              $44,920,000 $47,111,000

          See accompanying notes.

                                                          December 31
                                                       1994        1993

          Liabilities and Stockholders' equity
          Current liabilities:

            Trade accounts payable                 $ 1,061,000  $1,024,000
            Other accrued liabilities                  465,000     502,000
            Current deferred income                    287,000     325,000
            Income taxes payable                       556,000   1,633,000
            Short-term note                            907,000   1,000,000
            Current portion of long-term debt          200,000     200,000
          Total current liabilities                  3,476,000   4,684,000


          Long-term debt, less current portion       1,950,000   3,550,000

          Deferred credits:
            Deferred income taxes                    2,736,000   2,611,000
            Deferred gains on assets sold                  ---      29,000
                                                     2,736,000   2,640,000


          Commitments and contingencies

          Stockholders' equity:
            Common Stock, $.50 par value per
              Authorized shares - 30,000,000
              Issued and outstanding shares -        6,341,000   6,341,000

            Additional paid-in capital                 387,000     387,000
            Unrealized gains (losses) on
             available-for-sale securities,
             net of tax benefit                       (372,000)        ---
            Retained earnings                       30,402,000  29,509,000
          Total stockholders' equity                36,758,000  36,237,000
          Total liabilities and stockholders'
            equity                                 $44,920,000 $47,111,000


          See accompanying notes

                           Tejon Ranch Co. and Subsidiaries

                          Consolidated Statements of Income


                                             Year Ended December 31
                                         1994         1993        1992
          Revenues:
            Livestock                $ 5,531,000  $ 5,221,000 $ 5,516,000
            Farming                    6,880,000    9,459,000   5,615,000

            Oil and minerals           1,296,000    1,358,000   1,211,000
            Commercial and land use    1,736,000    1,840,000   1,946,000
            Interest income            1,439,000    1,591,000   2,275,000
                                      16,882,000   19,469,000  16,563,000

          Costs and expenses:
            Livestock                  5,167,000    4,711,000   5,202,000

            Farming                    4,955,000    5,248,000   4,635,000
            Oil and minerals              88,000      119,000      59,000
            Commercial and land use    1,836,000    2,144,000   1,412,000
            Corporate expenses         2,212,000    2,233,000   2,106,000
            Interest expense             287,000      424,000     651,000
                                      14,545,000   14,879,000  14,065,000

          Income before income
            taxes                      2,337,000    4,590,000   2,498,000
          Income taxes                   810,000    1,618,000     999,000
          Net income                 $ 1,527,000  $ 2,972,000 $ 1,499,000


          Net income per share              $.12         $.23        $.12


          See accompanying notes.

                       Tejon Ranch Co. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                      Three years ended December 31, 1994

                             Additional Unrealized
                    Common    Paid-In     Gains      Retained
                    Stock     Capital   (Losses)     Earnings     Total


   Balance
   January 1,    $6,341,000    $387,000  $     ---$26,306,000 $33,034,000
   1992
     Net income         ---         ---        ---  1,499,000   1,499,000

     Cash
       dividends
       paid -
       $.05 per
       share            ---         ---        ---   (634,000)   (634,000)
   Balance
    December 31,
    1992          6,341,000     387,000        --- 27,171,000  33,899,000

     Net income         ---         ---        ---  2,972,000   2,972,000
     Cash
     dividends
       paid -

       $.05 per
       share            ---         ---        ---   (634,000)   (634,000)
   Balance
    December 31,
    1993          6,341,000     387,000        --- 29,509,000  36,237,000

   Adjustment to
    beginning
    balance for
    change in
    accounting
    method, net
    of taxes of
    $62,000             ---         ---    122,000        ---     122,000
     Net Income         ---         ---        ---  1,527,000   1,527,000

     Cash
     dividends
       paid-
       $.05 per
       share            ---         ---        ---   (634,000)   (634,000)

     Change in
      unrealized
      gains
      (losses)
      on
      available-
      for-sale
      securi-
      ties, net
      of a tax
      benefit of
      $254,000          ---         ---  (494,000)         ---   (494,000)

   Balance
    December 31,
    1994         $6,341,000    $387,000 $(372,000)$30,402,000 $36,758,000


   See accompanying notes.

                       Tejon Ranch Co. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                           Year ended December 31
                                         1994         1993         1992
   Operating activities
   Net income                       $  1,527,000 $  2,972,000 $  1,499,000

   Items not affecting cash:
     Depreciation and amortization       906,000      916,000      821,000
     Deferred income taxes               (23,000)    (330,000)    (317,000)
     Recognition of deferred gains
     on assets sold                      (29,000)     (29,000)     (29,000)
     Gains on sales of investments       (52,000)     (71,000)    (201,000)
     Current deferred income             (38,000)    (990,000)   1,315,000

   Changes in certain current assets
     and current liabilities:
       Accounts receivable               980,000      615,000      154,000
       Inventories                      (268,000)    (357,000)      39,000
       Prepaid expenses and other
         current assets                  (15,000)      63,000      (19,000)
       Short-term debt                   (93,000)     850,000      150,000

       Trade accounts payable and
         accrued liabilities                  ---     136,000     (212,000)
       Income taxes payable           (1,077,000)     811,000      346,000
   Net cash provided by operating      1,818,000    3,356,000    3,546,000

   Investing activities
   Maturities of marketable           14,224,000   20,586,000   26,159,000
   Funds invested in marketable
     securities                      (11,620,000) (20,120,000) (25,912,000)
   Net change in breeding herd          (194,000)     (73,000)      31,000
   Property and equipment             (2,179,000)  (1,441,000)  (1,285,000)

   Net book value of property and
     equipment disposals                  49,000       13,000          ---
   Other                                 (43,000)     138,000     (174,000)
   Net cash provided by (used in)
     investing activities                237,000    ( 897,000)  (1,181,000)

   Financing activities
   Repayments of long-term debt       (1,600,000)  (1,600,000)  (1,730,000)
   Cash dividends paid                  (634,000)    (634,000)    (634,000)
   Net cash used in financing
     activities                       (2,234,000)  (2,234,000)  (2,364,000)

   Increase (decrease) in cash and
    cash equivalents                    (179,000)     225,000        1,000
   Cash and cash equivalents at
   beginning of                          247,000       22,000       21,000

   Cash and cash equivalents at end
   of year                          $     68,000 $    247,000 $     22,000

   See accompanying notes.

                       Tejon Ranch Co. and Subsidiaries

                  Notes to Consolidated Financial Statements

                               December 31 1994

   1.  Summary of Significant Accounting Policies

   Principles of Consolidation

   The  consolidated  financial  statements  include  the  accounts  of the
   C o m p a ny  and  its  wholly-owned  subsidiaries.    All  intercompany
   transactions have been eliminated in consolidation.

   Cash Equivalents

   The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

   Marketable Securities

   T h e Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Company classifies all marketable securities as available-for-sale, which are stated at fair value with the unrealized gains (losses), net of tax, reported in a separate component of stockholders' equity.

   Credit Risk

   The Company grants credit to customers, principally large cattle purchasers, co-ops, wineries, nut marketing companies, and lessees of Company facilities, all of which are located in California. The Company p e rforms periodic credit evaluations of its customers financial condition and generally does not require collateral.

   During 1994 and 1993 the following customers accounted for more than 10% of the Company's consolidated revenues, Golden State Vintners (13% in 1994 and 1993) and E.A. Miller Cattle Company (22% in 1994 and 13% in
   1993). No customer or group of customers under common control accounted for more than 10% of Company's consolidated revenues in 1992.

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   1.  Summary of Significant Accounting Policies (continued)

   Farm Inventories

   Costs of bringing crops to harvest are capitalized when incurred. Such costs are expensed when the crops are sold. Farm inventories held for sale are valued at the lower of cost (first-in, first-out method) or market.

   Cattle Inventories and Breeding Herd

   Cattle raised on the Ranch are stated at the accumulated cost of developing such animals for sale or transfer to a productive function and purchased cattle are stated at cost plus development costs. All cattle held for sale are valued at the lower of cost (first-in, first-out method) or market and are included in the caption inventories. Purchased bulls and cows, included in the breeding herd and used for breeding, are depreciated using the straight-line method over five to seven years.

   Commodity Derivatives Used to Hedge Price Fluctuations

   The Company enters into cattle futures and option contracts to hedge its exposure to price fluctuations on its stocker cattle. The goal of the Company is to protect or create a future price for its cattle that will provide a profit once the cattle are sold and all costs are deducted. Payments received and paid related to outstanding options contracts are deferred in prepaid expenses and other current assets and were approximately $50,000 at December 31, 1994. Realized gains, losses, and costs associated with closed contracts are included in cattle inventory and recognized in cost of sales expense at the time the hedged cattle are sold.

   Property and Equipment

   Property and equipment accounts are stated on the basis of cost, except for land acquired upon organization in 1936 which is stated on the basis (presumed to be at cost) carried by the Company's predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Oil, gas and mineral reserves have not been appraised, as no value has been assigned to them.

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   Vineyards and Orchards

   Costs of planting and developing vineyards and orchards are capitalized until the crops become commercially productive. Interest costs and depreciation of irrigation systems and trellis installations during the development stage are also capitalized. Revenue from crops earned during the development stage are credited against development costs. Depreciation commences when the crops become commercially productive.

   At the time crops are harvested, delivered to buyers and revenues are e s t i matable, revenues and related costs are recognized, which traditionally occurs in the fourth quarter. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Actual final orchard crop selling prices are not determined for several months following the close of the Company's fiscal year. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $97,000 in 1994, $294,000 in 1993, and $534,000 in 1992.

   The California Almond Board has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace. At December 31, 1994, the California Almond Board required the Company to hold back 10% of almond production which amounted to 163,000 pounds. The almond withhold was due to the record almond production within California during 1994. It is anticipated that the reserved almonds will be released during 1995 at which time the revenue from the sale of these almonds will be recognized. At December 31, 1993 and 1992, no such withholding was mandated.

   Net Income Per Share

   Net income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year (12,682,244 in 1994 and 1993, and 12,682,709 in 1992). Fully diluted earnings per share are the same as primary earnings per share.

   In March 1992, the Company's Board of Directors adopted the 1992 Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of the Company's common stock to employees, advisors, and consultants of the Company. Since the adoption of the Plan, the Company has granted options to purchase 116,000 shares at a price equal to fair market value at date of grant. Stock options granted have been treated as common stock equivalents per the treasury method when such amounts would be dilutive.

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)


   Environmental

   Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 1994, 1993 or 1992.

   Reclassifications

   Certain amounts in the 1993 balance sheet have been reclassified, in order to be consistent with the 1994 presentation.

   2.  Laval Farms Limited Partnership

   The Laval Farms Limited Partnership (Laval), formerly Tejon Agricultural Partners, is a limited partnership, formed in 1972, to develop and farm land in Kern County, California. Laval Farms Corporation, formerly Tejon Agricultural Corporation , a wholly-owned subsidiary of Tejon Ranchcorp, is the general partner of the partnership.

   Due to significant losses in the partnership, the Company wrote-off its investment in the partnership in 1976 and provided for all commitments at that time.

   The Company entered into an Agreement with John Hancock Mutual Life Insurance Company, Laval's sole limited partner and secured lender during 1993, for an orderly sale of Laval's farmland and the eventual dissolution of the partnership. Under the Agreement, approximately 13,000 acres of farmland located in the southern San Joaquin Valley, and owned by Laval have been divided into smaller farming parcels and are being sold. As of February 17, 1995, all of the farmland had been sold, with the only unsold property being the Laval headquarters which equals 188 acres.

   Tejon Farming Company (TFC), a wholly-owned subsidiary of the Company, performs services for Laval under a farm management agreement, which is terminable on 30 days' notice by Laval. TFC was paid $240,000 in each of the three years ended December 31, 1994 under the management agreement. In addition, for years 1993 and 1992 Laval provided equipment and direct labor to the Company in connection with planting, development and maintenance of permanent crops on Company-owned lands.

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   2.  Laval Farms Limited Partnership (continued)

   Amounts paid by the Company for such services were approximately $1,786,000 in 1993, and $1,696,000 in 1992. No amounts were paid or accrued by the Company during 1994.

   3.  Marketable Securities

   In January 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore, is required to adjust securities to fair value at each reporting date.

   The  following is a summary of available-for-sale securities at December
   31:

                                      1994                   1993
                                         Estimated               Estimated
                                            Fair                    Fair
                                Cost       Value        Cost       Value


   Marketable securities:
     U.S. Treasury and
      agency notes          $18,837,000  $18,409,000$21,595,000 $21,720,000
     Corporate notes          5,445,000    5,309,000  5,239,000   5,299,000

                            $24,282,000  $23,718,000$26,834,000 $27,019,000

   As of December 31, 1994, the cumulative fair value adjustment to stockholders' equity is an unrealized loss of $372,000, net of a tax beneft of $192,000. The Company's gross unrealized holding gains equals $76,000, while gross unrealized holding losses equals $640,000. On
   December 31, 1994, the average maturity of U.S. Treasury and agency securities was 2.3 years and corporate notes was 1.5 years. Currently, the Company has no securities with a weighted average life of greater than five years. During 1994, the Company recognized gains of $52,000 on the sale of $2.4 million of securities, carried at historical cost adjusted for amortization and accretion.

   Market  value  equals  quoted  market  price,  if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company's investments in Corporate notes are with companies with a credit rating of A or better.

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)


   4.  Inventories

   Inventories at December 31, 1994 and 1993 consist principally of cattle held for sale.

   5.  Property and Equipment

   Property and equipment consists of the following at December 31:

                                                     1994         1993

             Land and land improvements           $ 3,255,000  $ 3,255,000
             Buildings and improvements             6,519,000    5,631,000
             Machinery, water pipelines,
               furniture and fixtures and
               other equipment                      4,120,000    3,755,000

             Vineyards and orchards                12,579,000   11,931,000
                                                   26,473,000   24,572,000
             Less allowance for depreciation      (13,189,000) (12,577,000)

                                                  $13,284,000  $11,995,000

   6.  Line of Credit and Long-Term Debt

   The Company may borrow up to $2,000,000 on a short-term unsecured revolving line of credit at interest rates approximating the bank's prime rates (8.50% at December 31, 1994). Generally, the arrangement is reaffirmed annually, but may be withdrawn at any time after expiration. At December 31, 1994, there was no outstanding debt under the line of credit agreement.

   At December 31, 1994, the Company had an outstanding short-term borrowing with an investment banking company. The short-term borrowing was in the amount of $907,000, with a maturity of January 16, 1995, and an interest rate of 6.5%.

    Long-term debt consists of the following at December 31:

                                                        1994       1993

             Note payable to an insurance company    $2,150,000 $3,750,000
             Less current portion                      (200,000)  (200,000)

                                                     $1,950,000 $3,550,000

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   6. Line of Credit and Long-Term Debt (continued)

   The note payable to an insurance company provides for interest at 10% per annum, payable annually, on amounts outstanding. Principal is payable in annual installments of $200,000, with the remaining balance due August 1, 2000. The maximum principal payment which can be made each year without prepayment penalties is 20% of the original note or $1,600,000 per year. During 1994 and 1993 the maximum payment was made. Amounts borrowed under the agreement are secured by a first deed of trust on 1,750 acres of land improved with vineyards and orchards having a historical cost of $8,333,000.

   Interest paid approximated interest expense incurred for each of the three years in the period ended December 31, 1994.

   Maturities of long-term debt at December 31, 1994 are $200,000 per year for years 1995-1999 and $1,150,000 in the year 2000.

   7.  Common Stock and Stock Option Information

   In March 1992, the Board of Directors adopted the 1992 Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of the Company's common stock to employees, advisors, and consultants of the Company. The 1992 Stock Option Plan was approved by the stockholders at the 1992 Annual Meeting. The 1992 Stock Option Plan provides for the grant of options to purchase common stock at 100% of the fair market value as of the date of grant. The compensation committee of the board of directors administers the plan. There are 116,000 options granted under the 1992 stock option plan with 96,000 options at a grant price of $20 per share and 20,000 options at a grant price of $15 per share.

   Currently no options granted are exercisable. Options reserved for future granting totalled 114,000 at December 31, 1994.

                       Tejon Ranch Co. and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

   8.  Income Taxes

   In January 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

   The provision for income taxes consists of the following at December 31:

                                1994          1993         1992
   Federal:

     Current                  $ 627,000   $1,531,000   $1,048,000
     Deferred                   (12,000)    (220,000)    (290,000)
                                615,000    1,311,000      758,000

   State:
     Current                    205,000      417,000      268,000
     Deferred                   (10,000)    (110,000)     (27,000)

                                195,000      307,000      241,000
                              $ 810,000   $1,618,000   $  999,000

   The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:


                                    1994        1993       1992

   Income tax at the statutory
   rate                          $ 795,000  $1,561,000 $  849,000

   State income taxes, net of
   Federal benefit                 129,000     272,000    143,000
   Other, net                     (114,000)   (215,000)     7,000
                                 $ 810,000  $1,618,000 $  999,000

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   8.  Income Taxes (continued)

   Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. The net current deferred asset is included with prepaid expenses and other assets on the statement of financial position. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

   Deferred tax assets:                 1994           1993
    Unrealized gain (loss) on
      available-for-sale securities  $  192,000     $      ---

    Accrued expense                     125,000         33,000
    Prepaid revenues                     98,000        123,000
    Other                               121,000         40,000
   Total deferred tax asset             536,000        196,000

   Deferred tax liabilities:
    Depreciation and amortization     1,498,000      1,122,000
    Involuntary conversion-land         412,000      1,211,000

    Other                               826,000        278,000
   Total deferred tax liabilities     2,736,000      2,611,000
   Net deferred tax liabilities      $2,200,000     $2,415,000


   Deferred income taxes resulted from the effects of the following for the year ended December 31, 1992:

   Involuntary conversions                           $(201,000)
   Vineyard and orchard costs deducted
     for tax purposes less than
     financial statement depreciation
     expense                                           (43,000)
   Depreciation - other                                (65,000)

   State tax deductions on the Federal
     return, net                                       (18,000)
   Other, net                                           10,000
                                                     $(317,000)

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   8.  Income Taxes (continued)

   The Company made net payments of income taxes of $2,004,000, $958,000, and $969,000 during 1994, 1993 and 1992, respectively.

   9.  Operating Leases

   The Company is lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 30 years. The cost and accumulated depreciation of buildings and improvements subject to such leases was $1,642,000 and $866,000, respectively, at December 31, 1994. Income from commercial rents, included in commercial and land use revenue  was  $905,000  in  1994  and $871,000 in 1993 and 1992.  Future
   minimum rental income on noncancelable operating leases as of December 31, 1994 is: $949,000 in 1995, $873,000 in 1996, $880,000 in 1997,
   $799,000 in 1998, $781,000 in 1999, and $6,453,000 for years thereafter.

   10.  Commitments and Contingencies

   A total of 6,200 acres of the Company's land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 1995 are $1,110,000, whether water is available or is used. Minimum payments made under these contracts were approximately $985,000 in 1994, $767,000 in 1993, and $1,098,000 in 1992. Approximately 4,600 acres of these lands are subject to contingent assessments of approximately $892,000 to service water district bonded indebtedness, if water district revenues are insufficient to cover bond interest and redemptions when due.

   The Wheeler Ridge-Maricopa Water District prevailed in a lawsuit against other water districts in Kern County, California, in a proceeding involving the over-allocation and payment of state fixed water charges. As a result of this ruling, landowners served by the water district received, in 1992, certain refunds for 1986-1989 water charges. The $1,054,000 received in March 1992 had been classified as current deferred income pending the outcome of the appeals process. During October 1993, the appeals process was successfully resolved in favor of the water district. This favorable outcome allowed the Company to recognize the gain of $1,054,000 ($632,000 after tax, or $.05 per share) included in farming revenues in 1993.

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   10.  Commitments and Contingencies (continued)

   The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, LaFarge Corporation (the parent company of the previous operator) and the Company have been ordered to cleanup and abate an old industrial waste landfill site on the leased premises. Under the lease agreements with National and LaFarge, both companies are required to indemnify the Company for any costs and liabilities incurred in connection with the cleanup order.
   Due to the financial strength of National and LaFarge, the Company believes that a material effect on its financial condition is remote at this time.

   11.  Retirement Plan

   The  Company  has  a  retirement  plan  which  covers  substantially all employees. The benefits are based on years of service and the employee's highest compensation for 60 consecutive months of service out of the last 120 months of service. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA).

   The following accumulated benefit information is as of December 31:
                                                        1994        1993
   Accumulated actuarial present value of benefit
     obligation, including vested benefits of
     $1,755,000 in 1994 and $1,729,000 in 1993      $1,788,000  $1,759,000


   Projected benefit obligation for service
     rendered to date                               $2,144,000  $2,148,000
   Plan assets at fair value                         1,578,000   1,567,000
   Projected benefit obligation in excess
     of Plan assets                                   (566,000)   (581,000)

   Items not yet recognized in earnings:
     Unrecognized net gain from past experience
       different from that assumed and effects of
       changes in assumptions                        1,168,000   1,216,000
     Unrecognized net transition asset being
       amortized over approximately 17 years          (178,000)   (198,000)

   Prepaid pension cost included in other assets    $  424,000  $  437,000

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   11.  Retirement Plan (continued)

   Plan assets consist of equity, debt, and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6.5% in 1994 and 1993. The expected long-term rate of return on plan assets was 8.0% in 1994 and 1993.

   Total pension and retirement expense was as follows for each of the years ended December 31:

                                     1994       1993       1992
   Cost components:

     Service cost-benefits
       earned during the period   $ (88,000) $ (85,000) $ (96,000)
     Interest cost on projected
       benefit obligation          (126,000)  (124,000)  (139,000)
     Actual return on plan
       assets                       (87,000)   140,000    (22,000)

     Net amortization and
       deferral                     173,000    (41,000)   182,000
     Total net periodic pension
       cost                       $(128,000) $(110,000) $ (75,000)

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   12.  Business Segments

   The Company operates principally in four industries: livestock, farming, oil and minerals, and commercial and land use. The livestock segment includes the production and sale of beef cattle. The farming segment involves those operations related to permanent crops and the supervision of farming activities for Laval (see Note 2). The oil and minerals and the commercial and land use operations collect rents and royalties from lessees of Company-owned properties.

   Information pertaining to the Company's business segments follows for each of the years ended December 31:

                                1994         1993         1992
   Segment profits:

     Livestock                $  364,000  $  510,000  $   314,000
     Farming                   1,925,000   4,211,000      980,000
     Oil and minerals          1,208,000   1,239,000    1,152,000

     Commercial and land use    (100,000)                 534,000
                                            (304,000)
   Segment profits             3,397,000   5,656,000    2,980,000
   Interest income             1,439,000   1,591,000    2,275,000

   Corporate expenses         (2,212,000) (2,233,000)  (2,106,000)
   Interest expense             (287,000)   (424,000)    (651,000)
   Operating profit          $ 2,337,000 $ 4,590,000  $ 2,498,000

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   12.  Business Segments (continued)

                                              Depreciation
                               Identifiable        and            Capital
                                  Assets      Amortization     Expenditures
   1994

     Livestock                    5,310,000        276,000          336,000
     Farming                      7,347,000        395,000          993,000
     Oil and minerals               179,000          3,000              ---
     Commercial and land use      2,226,000        132,000          801,000

     Corporate                   29,858,000        100,000           49,000
   Total                         44,920,000        906,000        2,179,000


   1993
     Livestock                    4,364,000        242,000          203,000
     Farming                      8,000,000        381,000          873,000

     Oil and minerals               187,000          5,000              ---
     Commercial and land use      1,699,000        190,000          320,000
     Corporate                   32,861,000         98,000           45,000

   Total                         47,111,000        916,000        1,441,000

   1992
     Livestock                    4,565,000        217,000          222,000

     Farming                      6,944,000        377,000          372,000
     Oil and minerals               163,000          5,000              ---
     Commercial and land use      1,684,000        122,000          652,000

     Corporate                   32,373,000        100,000           39,000
   Total                         45,729,000        821,000        1,285,000


   Intersegment sales are not significant. Segment profits are total revenues less operating expenses, excluding interest and corporate expenses. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used a s s ets. Corporate assets consist primarily of cash and cash equivalents, refundable and deferred income taxes, land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis (presumed to be at cost) carried by the Company's predecessor.

                       Tejon Ranch Co. and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

   13.  Unaudited Quarterly Operating Results

   The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):

                                  Segment       Net      Earnings
                        Total      Profit      Income    (Loss)
                        Revenue(1) (Loss)      (Loss)   Per Share
   1994

     First quarter       $1,383    $ (246)    $ (267)     $(.02)
     Second quarter       5,200       996        441        .03
     Third quarter        1,827       ---       (153)      (.01)

     Fourth quarter       8,472     2,647      1,506        .12
                        $16,882    $3,397     $1,527       $.12
   1993

     First quarter      $ 1,523    $ (116)    $   44       $.00
     Second quarter       5,295     1,125        543        .04
     Third quarter        1,844        62       (139)      (.01)

     Fourth quarter      10,807(2)  4,585(2)   2,524(2)     .20(2)
                        $19,469    $5,656     $2,972       $.23


   (1)  Includes interest income.

   (2) Includes recognition of a $1,054,000 ($632,000 after tax, or $.05 per share) refund from a local water district.

   14.  Subsequent Event

   During January 1995, a portion of Registrant's farming operations suffered damages as a result of high winds that were associated with a series of winter storms. Nearly all of the loss occurred in Registrant's producing almond orchards. Approximately 200 acres of trees were uprooted by a combination of high winds and saturated soil conditions due to heavy rainfall. The lost trees represent 23% of Registrant's mature, almond producing orchards. As a result of the s t orm damage, Registrant will record a charge net of tax, of approximately $240,000 against earnings of the first quarter of 1995.

                                 EXHIBIT INDEX

   3.   Exhibits:

             3.1 Restated Certificate of Incorporation              *

             3.2 By-Laws                                            *

             10.1 Water Service Contract with Wheeler Ridge-Maricopa
                    Water Storage District (without exhibits), amendments
                     originally filed under Item 11 to Registrant's Annual
                     Report on Form 10K                             61

             10.2 Tejon Ranch Co. Stock Option Agreement            72

             10.3 Lease agreement for Mr. San Olen                  80

             22 List of subsidiaries of Registrant                  82

             27 Financial Data Schedule (Edgar)                     83

        (b) Report on Form 8-K filed during the last quarter of the period covered by this report:

             None.

        (c)  Exhibits

        * This document, filed with the Securities Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to
             Registrant's Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

        (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

   RECORDING REQUESTED BY

   WHEELER RIDGE-MARICOPA
   WATER STORAGE DISTRICT
   Post Office Box 9429
   Bakersfield, CA 93389

   WHEN RECORDED MAIL TO

   WHEELER RIDGE-MARICOPA
   WATER STORAGE DISTRICT
   Post Office Box 9429
   Bakersfield, CA 93389



                 WHEELER RIDGE-MARICOPA WATER STORAGE DISTRICT

                              CONTRACT AMENDMENT
                          CHANGE IN DESIGN CRITERIA,
              CLASS OF SERVICE AND DATE OF INITIATION OF SERVICE
                               CONTRACT NO. 124

   THIS AGREEMENT is entered into on the date hereafter set forth by and between WHEELER RIDGE-MARICOPA WATER STORAGE DISTRICT, a California Water Storage District, hereafter called "District" and TEJON RANCH COMPANY, a California Corporation, hereafter called "Tejon."


                                R E C I T A L S


   1. Tejon and District have executed a Water Service Contract entitled "Contract Between Weeler Ridge-Maricopa Water Storage District and Tejon Ranch Company for Agricultural Water Service dated January 12, 1970, and recorded January 20, 1970, in Book 4358, Page 858 of Official Records of Kern County.

   2. Said Contract provides among other things, for the construction of Distribution System facilities by District to serve lands of Tejon as described therein, said facilities to be constructed in accordance with design criteria for the class of service set forth in the Contract.

   3. Tejon has requested that for the lands designated in said contract as being in the Sl982 category of service, the following changes be made:

         a. The design criteria with respect to location of turnouts, system capability for delivery of water, and delivery head be modified.

        b. Water Service be initiated to a portion of the above described area in 1980.

   4. District has determined that the changes are consistent with the District's adopted project and that the cost of facilities to be constructed as a result of said request will be of no more cost than the facilities which would be required to provide service as set forth in the contract, and hence will have no detrimental effects on other landowners within the District's Surface Water Service Area provided the conditions hereinafter set forth in this Agreement prevail.


                               A G R E E M E N T


   NOW THEREFORE, it is agreed by the parties hereto as follows:

   1.   The  parties  hereto  hereby  amend  said Water Service Contract by substituting Exhibit "A" hereto, Sheets 1 through 5 for the following sheets of Exhibit "A" of said Contract: 198 through 201; 218 through 225; 238 through 241; 246 through 253; 258 through 261; 278 through 281. The purpose of this amendment is to define the class of service of said lands, identify the locations of the turnouts, set forth the maximum rate of deliveries, provide for change in time of initiation of service and for special conditions for prorate in time of shortage. The lands described on Exhibit "A" hereto are in accordance with the Parcel Map No. 3338 Recorded January 17, 1977, in Book 17 of Maps at Page 78.

   2. Design criteria to be used for the system to be constructed will be in accordance with the District's adopted design criteria except as the same is mended in the following particulars:

        a. Turnouts will be located at other than the high point of the parcel of land served thereby and at the approximate location described in Exhibit "A" hereto.

        b. The design will provide for a system capable of delivering seven (7) gallons per minute per acre to all lands described in Exhibit "A" hereto.

        c. There will be no minimum delivery head established at the turnouts.

        d.   Standard  District  metering assemblies will be utilized.  Ten
             (10) inch meters will be installed at Turnouts 13B-1, 13B-2, 13B-3, 13B-4, 13B-5, 13B-6, 13B-7 and 13B-8. Eight (8) inch meters  will  be installed at Turnouts 13B-10 and 13B-ll.  Six
             (6) inch meters will be installed at Turnouts 13B-9, 13B-12 and 13B-13.

   3. For the purposes of computing Contract Water Charges, all lands described on Sheet 1 of Exhibit "A" attached hereto and all lands described on Sheet 4 of Exhibit "A" hereto will each be considered in separate categories of service from other lands within the Surface Water Service area of the District.

   4. Nothing in this agreement is intended to increase or decrease either the total number of acres included in said contract or the total contract amount of water included therein except for a deduction in area totaling 2.26 acres and 7 acre-feet caused by minor variations in land area between those shown in the contract and those set forth in the Parcel Map.

   5. Tejon Ranch Company accepts all risks of timing of construction. The District has the right to abandon the project if it is determined unreasonable from a timing standpoint for reasons i n c l uding State's refusal to approve siphon turn-outs or unavailability of equipment.

   6. The Construction works to serve the lands described its Exhibit "A" hereto are to be funded through a combination of remaining bond funds and District's general fund at an interest rate based on earnings of the District's general fund for the portion so funded, and with full power of the District Board to refund the project at any time to repay the general fund advance up to the whole thereof.

   7. The lands described in Exhibit "A" hereof prior to 1982 shall not be included in any prorate of water for contract lands during periods of shortage; provided, in such event the District shall relieve said lands of charges arising under the Water Service
        Contract except for bond debt service which shall be deterred prorata for not to exceed five (5) years for any year the system is not utilized; the operating reserve fund which shall be paid during years of system use; and the special service charges which shall be paid on a current basis. In 1982 and thereafter, said lands shall have the same priority for water service as any other lands in the Surface Water Service area of the District.

                                 Date of Execution:

                                 March 14, 1979


   APPROVED AS TO FORM:
                                 WHEELER RIDGE-MARICOPA WATER
                                    STORAGE DISTRICT
   YOUNG, WOOLDRIDGE, PAULDEN
      AND SELF

                                 By:
   By:                                JERRY L. CAPPELLO, President
        A.C. PAULDEN

   Date:                              By:
                                      WILLIAM E. MOORE, JR., SECRETARY

                                 WATER USER:

                                 TEJON RANCH COMPANY



                                 By:


                                 By:

   RECORDING REQUESTED BY

   WHEELER RIDGE-MARICOPA
   WATER STORAGE DISTRICT
   Post Office Box 9429
   Bakersfield, CA 93389

   WHEN RECORDED MAIL TO

   WHEELER RIDGE-MARICOPA
   WATER STORAGE DISTRICT
   Post Office Box 9429
   Bakersfield, CA 93389




                 WHEELER RIDGE-MARICOPA WATER STORAGE DISTRICT

                              CONTRACT AMENDMENT
                          CHANGE IN DESIGN CRITERIA,
              CLASS OF SERVICE AND DATE OF INITIATION OF SERVICE
                               CONTRACT NO. 124



   THIS AGREEMENT is entered into on the date hereinafter set forth by and between WHEELER RIDGE-MARICOPA WATER STORAGE DISTRICT, a California water storage district, hereinafter called "District", and TEJON RANCH COMPANY, a California corporation, hereinafter called "Tejon".


   1. Tejon and District have executed a Water Service Contract entitled "Contract between Wheeler Ridge-Maricopa Water Storage District and Tejon Ranch Company for Agricultural Water Service" dated January 12, 1970, and recorded January 20, 1970, in Book 4358, Page 858 of Official Records of Kern County.

   2. Said Contract provides among other things, for the construction of Distribution System facilities by District to serve lands of Tejon as described therein, said facilities to be constructed in accordance with design criteria for the class of service set forth in the Contract.

   3. Tejon had requested that for the lands designated in said contract as being in the S1982 category of service, the following changes be made:

        a. The design criteria with respect to location of turnouts, system capability for delivery of water and delivery head be modified.

        b. Water service be initiated to a portion of the above described area in 1980.

   4. Said Contract was amended to reflect those items mentioned above by Contract amendment entitled "Change in Design Criteria, Class of Service and Date of Initiation of Service" dated March 14, 1979, and recorded March 20, 1979, in Book 5183, Page 1742 of Official Records of Kern County.

   5. Tejon has now requested that water service to the remaining portion of the lands included in the above-mentioned contract amendment be initiated in 1981, and has requested certain additional changes with respect to location of turnouts and turnout service areas.

   6. District has determined that the changes are consistent with the District's adopted project and that the cost of facilities to be constructed as a result of said request will be of no more cost than the facilities which would be required to provide srvice as set forth in the contract, and hence will have no detrimental effects on other landowners within the District's Surface Water Service Area provided the conditions hereinafter set forth in this agreement prevail.


                               A G R E E M E N T

   1. The parties hereto hereby further amend said Water Service Contract by substituting Exhibit "A" hereto, Sheets 1 through 6, for Exhibit "A" of Amendment dated March 14, 1979. The purpose of this amendment is to futher define the class of service of said lands, identify the locations of the turnouts, set forth the maximum rate of deliveries, provide for change in time of initiation of service, and for special conditions for prorate in time of shortage. The lands described on Exhibit "A" hereto are in accordance with the Parcel Map No. 3338 recorded January

   2. Design criteria to be used for the system to be constructed will be in accordance with the District's adopted design criteria except as the same is amended in the following particulars:

        a. Turnouts will be located at other than the high point of the parcel of land served thereby and at the approximate locations described in Exhibit "A" hereto.

        b. The design will provide for a system capable of deliveries seven (7) gallons per minute per acre to all lands described in Exhibit "A" hereto.

        c. There will be no minimum delivery head established at the turnouts.

        d. Standard District metering assemblies will be utilized. Meter sizes will be as shown on Exhibit "A" hereto.

   3. For the purposes of computing Contract Water Charges, all lands described on Sheets 1 and 4 of Exhibit "A" attached hereto will be considered as a single category of service but as a separate category of service from other lands within the Surface Water Service Area of the District.

   4. Nothing in this agreement is intended to increase or decrease either the total number of acres included in said contract or the total contract amount of water included therein.

   5. Tejon Ranch Company accepts all risks of timing of construction. The District has the right to abandon the project, either in whole or in part, if it is determined unreasonable from a timing standpoint for reasons including State's refusal to approve siphon turnouts or unavailability of equipment.

   6. The construction works to serve the lands described in Exhibit "A" hereto are to be funded through a combination of remaining bond funds and District's general fund at an interest rate based on earnings of the District's general fund for the portion so funded, and with full power of the District Board to refund the project at any time to repay the general fund advance up to the whole thereof.

   7. The lands described in Exhibit A" hereof prior to 1982 shall not be included in any prorate of water for contract lands during periods of shortage; provided, in such event the District shall relieve said lands of charges arising under the Water Service Contract except for bond debt service which shall be deferred prorata for not to exceed five (5) years for any year the system is not utilized; the operating reserve fund which shall be paid during years of system use; and the special service charges which shall be paid on a current basis. In 1982 and thereafter, said lands shall have the same priority for water service as any other lands in the Surface Water Service Area of the District.

   8. This contract amendment supersedes the contract amendment dated March 14, 1979, recorded March 20, 1979, in Book 5183 at Page 1742 of Official Records of Kern County mentioned in the fourth recital hereto. The terms conditions of the contract mentioned in recital one hereof shall remain in full force and effect except as the same may be expressly amended by Paragraphs one through seven of this Agreement.

                                 Date of Execution:

                                 March 14, 1979


   APPROVED AS TO FORM:

                                 WHEELER RIDGE-MARICOPA WATER
                                    STORAGE DISTRICT
   YOUNG, WOOLDRIDGE, PAULDEN
      AND SELF

                                 By:
   By:                                JERRY L. CAPPELLO, President
        A.C. PAULDEN

   Date:                              By:
                                      WILLIAM E. MOORE, JR., SECRETARY



                                 WATER USER:

                                 TEJON RANCH COMPANY



                                 By:


                                 By:

   Recording Requested by:

   WHEELER RIDGE-MARICOPA
   WATER STORAGE DISTRICT, a California
   water storage district, as
   Official Business

   When Recorded Mail to:

   WHEELER RIDGE-MARICOPA
   WATER STORAGE DISTRICT
   Post Office Box 9429
   Bakersfield, CA 93389

   RECORD AS A LIEN ON REAL PROPERTY




                WHEELER RIDGE-MARICOPA WATER STORAGE DISTRICT ASSUMPTION
                 AGREEMENT AND CONSENT TO TRANSFER OF INTEREST OF WATER
               USER RESULTING FROM TRANSFER OF REAL PROPERTY SUBJECT TO A
              CONTRACT FOR AGRICULTURAL WATER SERVICE (CONTRACT NO. 124D)



   THIS AGREEMENT is entered into on the date hereinafter set forth, between WHEELER RIDGE-MARICOPA WATER STORAGE DISTRICT, a California water storage district, hereinafter called "District", and TEJON RANCH COMPANY, a California Corporation, hereinafter called "Water User".


                                R E C I T A L S


   1. Description: The real property mentioned herein is that certain real property located in the unincorporated area of Kern County, California, described in Exhibit "A" hereto, which exhibit is incorporated herein by this reference.

   2. Water Service Contract: The Contract affected hereby and incorporated herein by this reference is identified by the following particulars: Dated January 20, 1970, recorded January 20, 1970, in Book 4358, Pages 858 et seq., of Official Records of Kern County, California; as modified by Agreement dated January 12, 1971 and recorded February 16, 1971, in Book 4487, Page 426, et seq., as amended by Contract Amendment dated May 12, 1976, and recorded in Book 4955, Page 1964, et seq., by and between District and Tejon Ranch Company, a California corporation.

   3. Interest Acquired Subject to Water Service Contract: By instrument dated January 11, 1980, recorded January 14, 1980 , at the Office of the County Recorder of Kern County, California, in Book 5257, Page 2356 , Water User acquired an interest in the real property described herein which is subject to the terms and provisions of said Water Service Contract and amendments.

   4. Representations: Each party hereto is fully informed as to all the terms and provisions of said Contract and amendments; to the extent and nature of the obligations presently due and to become due by reason thereof; all current Rules and Regulations of the District to which said Contract and amendments are subject and all things and matters on file with the District and/or of public record regarding the performance of said Contract.

   5.   Purpose:    The parties wish to declare the effect or such transfer
        of interest and to provide written consent of the District to the assignment of the rights and obligations resulting therefrom

   6. As used herein slngular includes plural and masculine gender includes the feminine.



                ASSUMPTION AGREEMMENT AND CONSENT TO ASSIGNMENT


   1. Water User herein acknowledges that his interest in the real property described in Exhibit "A" hereto is subject to a lien created by said Contract and amendments, in accordance with the particulars mentioned in Exhibit A hereto and does expressly grant to District a lien against said real property to the same extent and effect as though Water User owned said real property at the time of execution of said Contract and amendments and had executed said Con-tract and amendments as a Water User at the outset.

   2. Water User herein does hereby assume and agrees to perform all the obligations of Water User as set forth in said Contract and amendments to the same extent and effect as though Water User had executed said Contract and amendments as a Water User on the effective date thereof in accordance with the par ticulars mentioned in Exhibit "A" hereto.

   3. District accepts said assignment resulting from the transfer of interest in the real property herein referred to and does acknowledge that it is obligated to said real property and Water User hereby to the same extent and manner as it was under sard Contract and amendments prior to the date hereof. The parties hereto acknowledge that nothing in this instrument is to be interpreted as waiving any of the rights of the District under said Water Service Contract or any interest it now has under its existing lien rights in said real property and further acknowledge t h a t District is not to be bound by any understanding, representation or agreement, other than a written agreement to which the District has given its written consent, between Water User herein and any of its predecessors in interest in the real p r o perty affected hereby regarding the performance of the obligations under said Water Service Con-tract and amendments, including but not limited to, any such matters regarding payment for current obligations arising from said Contract and amendments.

   4. It is expressly understood that by the execution hereof District makes no representation that the obligations due District by reason of said Contract are current and/or any other representation, either express or implied, other than those which are expressly set forth herein.


   DATED:

                                 WHEELER RIDGE-MARICOPA
                                   WATER STORAGE DISTRICT


                                 By
                                      President

                                 By
                                      Secretary


   Approved as to form on

   YOUNG, WOOLDRIDGE, PAULDEN AND SELF


   By
        Attorneys for District


                                 WATER USER:

                                 TEJON RANCH CO.


                                 By:

                                 EXHIBIT 10.2
                                TEJON RANCH CO.
                            STOCK OPTION AGREEMENT
                                Pursuant to the
                      1992 EMPLOYEE STOCK INCENTIVE PLAN

             This Incentive Stock Option Agreement ("Agreement") is made and entered into as of the Date of Grant indicated below by and between Tejon Ranch Co., a Delaware corporation (the "Company"), and the person named below as Optionee.

             WHEREAS, Optionee is an employee, officer or director of the Company and/or one or more of its subsidiaries; and

             WHEREAS, pursuant to the Company's 1992 Employee Stock Incentive Plan (the "1992 Plan"), the Compensation Committee of the Board of Directors of the Company administering the 1992 Plan (the "Committee") has approved the grant to Optionee of an option to purchase shares of the Common Stock, par value $.50 per share, of the Company (the "Common Stock"), on the terms and conditions set forth herein.

             NOW, THEREFORE, in consideration of the foregoing recitals and the covenants set forth herein, the parties hereto hereby agree as follows:

             1. Grant of Option; Certain Terms and Conditions. The Company hereby grants to Optionee, and Optionee hereby accepts, as of the Date of Grant indicated below, an option (the "Option") to purchase the number of shares of Common Stock indicated below (the "Option Shares") at the Exercise Price per share indicated below, which Exercise Price shall not be less than the Fair Market Value (as defined below) of the Option Shares on the Date of Grant. The Option shall not be exercisable until on or after the Vesting Date indicated below, except as otherwise provided in Section 3. The Option shall expire at 5:00 p.m., Los Angeles, California time, on the Expiration Date indicated below and shall be subject to all of the terms and conditions set forth in this Agreement.

             Optionee:

             Date of Grant:

             Number of shares purchasable:

             Exercise Price per share:

             Expiration Date:

             Vesting Date:

                2. Incentive Stock Option; Internal Revenue Code Requirements. The Option is intended to qualify as an incentive stock option under Section 422 of the Internal Revenue Code (the "Code") except to the extent that the aggregate Fair Market Value (determined as of the Date of Grant) of the shares of Common Stock with respect to which the Option is exercisable for the first time by Optionee during any calendar year (under the 1992 Plan and all other stock option plans of the Company and its subsidiaries) exceeds $100,000. Such excess shares are intended to be treated as shares issued pursuant to an Option that is not an incentive stock option described in Section 422 of the Code, in accordance with Section 422(d) of the Code. The number of such excess shares as to which this option is not intended to be treated as an incentive option is -0-.

                The "Fair Market Value" of a share of Common Stock or other security on any day shall be equal to the last sale price, regular way, per share or unit of such other security on such day or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the American Stock Exchange or, if the shares of Common Stock or such other security are not listed or admitted to trading on the American Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares of Common Stock or such other security are listed or admitted to trading or, if the shares of Common Stock or such other securities are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market as reported by the National Association of Securities Dealers, Inc. Automated Quotations System or such other system then in use or, if on any such date the shares of Common Stock or such other security are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in shares of Common Stock or such other security selected by the Board of Directors.

                3.   Acceleration and Termination of Option.

                     (a)  Termination of Employment.

                                  (i)  Definition of Termination.  In the
   event that Optionee shall cease to be an employee of the Company or any of its subsidiaries voluntarily or involuntarily or for any reason whatever, such event is referred to in this Agreement as a "Termination" of Optionee's "Employment."

                                 (ii)  Normal Termination.  If Optionee's
   Employment is Terminated for any reason other than those enumerated in
   Section 3(a)(iii), then the Option shall terminate three (3) months from the date of such Termination of Employment but in no event later than the Expiration Date. During such three month period, the Option shall be exercisable only if the date of Termination of Employment is after the ninth anniversary of the Date of Grant.

                                (iii)  Death or Permanent Disability.  In
   the event of a Termination of Optionee's Employment by reason of the death of Permanent Disability (as hereinafter defined) of Optionee, then:
                               (1)  the Option shall terminate on the
                first anniversary of the date of such Termination of Employment or the Expiration Date, whichever is earlier, and
                               (2)  if the Option has not become
           exercisable the Option shall be exercisable during the one-year or shorter period referred to in (1) above by Optionee or, in the event of death or a Permanent Disability involving the appointment of a guardian, custodian or other similar personal representative, the person or persons to whom Optionee's rights under the Option shall have passed by will or by the applicable laws of descent or distribution or as a result of any such appointment, but
                                    (A)  only if the Optionee had
                     completed one full year of employment with the Company after the Date of Grant and prior to the date of Termination of Employment, and

                                    (B)  only as to that portion of the
                     number of shares subject to the Option equal to the number of full years of employment completed during the period referred to in (A) above divided by 10.

                "Permanent Disability" shall mean the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than twelve (12) months. The Optionee shall not be deemed to have a Permanent Disability unless proof of the existence thereof shall have been furnished to the Committee in such form and manner, and at such times, as the Committee may require. Any determination by the Committee that Optionee does or does not have a Permanent Disability shall be final and binding upon the Company and Optionee.

                     (b)  Death or Permanent Disability Following
   Termination of Employment. Notwithstanding anything to the contrary in this Agreement, if Optionee shall die or suffer a Permanent Disability at any time after the Termination of his or her Employment and prior to the Expiration Date, then to the extent that the Option was exercisable on the date of such death or Permanent Disability the Option shall terminate on the earlier of the Expiration Date or the first anniversary of the date of such death.

                     (c) Acceleration of Option Upon a Change of Control. The Option shall become fully exercisable with respect to all Option Shares in the event of a Change of Control. A "Change of Control" shall mean the first to occur of the following events:
                               (i)  a reorganization, merger or
           consolidation of the Company, the issuance or transfer of securities of the Company in one transaction or series of related transactions or any other transaction or series of related transactions in each case if and only if as a result of the transaction or transactions persons other than the shareholders immediately prior to such transaction or transactions shall own 80% or more of the voting securities of the Company or its successor after the transaction;

                                         (ii) the sale or transfer by the
   Company of all or substantially all of its property and assets in a single transaction or series of related transactions; or

                                         (iii)     the dissolution or
   liquidation of the Company.

                     (d) Discretionary Acceleration. The Committee, in its sole discretion, may accelerate the exercisability of the Option for any reason, including without limitation in the event of death or disablement of Optionee or termination of employment of Optionee by the Company other than for cause.

                     (e) Other Events Causing Termination of Option. Notwithstanding anything to the contrary in this Agreement, the Option shall terminate in the event of the occurrence of an event referred to in clause (ii) or (iii) of paragraph (c) above or a merger or consolidation referred to in clause (i) of paragraph (c) above (a "Terminating Event") (even if such Terminating Event occurs after an event referred to in clause (i) of said paragraph (c) above which is not a Terminating Event) unless the terms of any such transaction constituting the Terminating Event otherwise provide. Such termination shall occur on the 30th day following any such Terminating Event (or such later date as the Board of Directors or the Committee shall determine) unless the Board of Directors or the Committee (i) sets an earlier date which is at least ten days prior to the occurrence of the Terminating Event, (ii) notifies the Optionee in writing at least ten days before the occurrence of the Terminating Event of the setting of such date and (iii) accelerates the exercisability of the Option to the extent it would otherwise be exercisable for any part of the thirty day period after such event pursuant to Section 1 or pursuant to paragraph
   (c) above so that, to such extent, the Option could be exercised for a period of at least ten days prior to the occurrence of the Terminating Event. In such event where the requirements of clauses (i), (ii) and
   (iii) of the preceding sentence are met, the Option shall expire immediately upon the occurrence of the Terminating Event.

                4. Adjustments. In the event that the outstanding securities of the class then subject to the Option are increased, decreased or exchanged for or converted into cash, property and/or a different number or kind of securities, or cash, property and/or securities are distributed in respect of such outstanding securities, in either case as a result of a reorganization, merger, consolidation, recapitalization, reclassification, dividend (other than a cash dividend paid out of earned surplus) or other distribution, stock split, reverse stock split or the like, or in the event that substantially all of the property and assets of the Company are sold, then, the Committee shall make appropriate and proportionate adjustments in the number and type of shares or other securities or cash or other property that may thereafter be acquired upon the exercise of the Option; provided, however, that any such adjustments in the Option shall be made without changing the aggregate Exercise Price of the then unexercised portion of the Option.

                5. Exercise. The Option shall be exercisable during Optionee's lifetime only by Optionee or by his or her guardian or legal representative, and after Optionee's death only by the person or entity entitled to do so under Optionee's last will and testament or applicable intestate law. The Option may only be exercised by the delivery to the Company of a written notice of such exercise pursuant to the notice procedures set forth in Section 7 hereof, which notice shall specify the number of Option Shares to be purchased (the "Purchased Shares") and the aggregate Exercise Price for such shares (the "Exercise Notice"), together with payment in full of such aggregate Exercise Price as follows:

                     (a) by the delivery to the Company of a certificate or certificates representing shares of Common Stock, duly endorsed or accompanied by a duly executed stock power, which delivery effectively transfers to the Company good and valid title to such shares, free and clear of any pledge, commitment, lien, claim or other encumbrance (such shares to be valued on the basis of the aggregate Fair Market Value thereof on the date of such exercise), provided that the Company is not then prohibited from purchasing or acquiring such shares of Common Stock; and/or

                     (b) by reducing the number of shares of Common Stock to be issued and delivered to Optionee upon such exercise (such reduction to be valued on the basis of the aggregate Fair Market Value (determined on the date of such exercise) of the additional shares of Common Stock that would otherwise have been issued and delivered upon such exercise), provided that the Company is not then prohibited from purchasing or acquiring such shares of Common Stock.

                The balance of the Exercise Price not paid by an exchange of shares pursuant to (a) or (b) above shall be paid in cash or by a cashier's or certified bank check payable to the Company.

                The Optionee will be obligated to pay the Exercise Price in the manner contemplated by (a) and/or (b) above and will be permitted to pay the Exercise Price in cash only to the extent that it cannot be paid in the manner provided in (a) and (b) above. Notwithstanding the foregoing, the Optionee shall be obligated to pay the Exercise Price in the manner contemplated by (a) above only to the extent that he or she owns shares of Common Stock beneficially, has the power to dispose of those shares and such disposition contemplated by (a) above would not constitute a "disqualifying disposition" of shares resulting in a loss of the special tax treatment afforded incentive stock options.

                6.   Payment of Withholding Taxes.

                     (a) If the Company is obligated to withhold an amount on account of any federal, state or local tax imposed as a result of the exercise of the Option, including, without limitation, any federal, state or other income tax, or any F.I.C.A., state disability insurance tax or other employment tax, then Optionee shall, concurrently with such exercise, pay such amount (the "Withholding Liability") to the Company in cash or by a cashier's or certified bank check payable to the Company; provided, however, that, in the discretion of the Committee, the Optionee may, pursuant to an irrevocable election of Optionee (a "Withholding Election") made on or prior to the date of such exercise, instead pay all or any part of the Withholding Liability in the following manner:

                                     (i)    by the delivery to the Company
   of a certificate or certificates representing shares of Common Stock, duly endorsed or accompanied by a duly executed stock powers, which delivery effectively transfers to the Company good and valid title to such shares, free and clear of any pledge, commitment, lien, claim or other encumbrance (such shares to be valued on the basis of the aggregate Fair Market Value thereof on the date of such exercise), provided that the Company is not then prohibited from purchasing or acquiring such shares of Common Stock; and/or

                                    (ii)    by reducing the number of
   shares of Common Stock to be issued and delivered to Optionee upon such exercise (such reduction to be valued on the basis of the aggregate Fair Market Value (determined on the date of such exercise) of the additional shares of Common Stock that would otherwise have been issued and delivered upon such exercise), provided that the Company is not then prohibited from purchasing or acquiring such shares of Common Stock.

                     (b) The Committee shall have sole discretion to approve or disapprove any Withholding Election and may adopt such rules and regulations as are consistent with and necessary to implement the foregoing. The Committee may permit Optionee to make a Withholding Election to pay withholding taxes in excess of the minimum amount required by law, provided that the amount of withholding taxes so paid does not exceed the estimated total federal, state and local tax liability of Optionee attributable to such exercise.

                7. Notices. Any notice given to the Company shall be addressed to the Company at P.O. Box 1000, Lebec, California 93243,
   Attention: President, or at such other address as the Company may hereinafter designate in writing to Optionee. Any notice given to Optionee shall be sent to the address set forth below Optionee's signature hereto, or at such other address as Optionee may hereafter designate in writing to the Company. Any such notice shall be deemed duly given when delivered personally or five days after mailing by prepaid certified or registered mail return receipt requested.

                8. Stock Exchange Requirements; Applicable Laws. Notwithstanding anything to the contrary in this Agreement, no shares of stock issuable upon exercise of the Option, and no certificate representing all or any part of such shares, shall be purchased, issued or delivered if (a) such shares have not been admitted to listing upon official notice of issuance on each stock exchange upon which shares of that class are then listed or (b) in the opinion of counsel to the Company, such issuance or delivery would cause the Company to be in violation of or to incur liability under any federal, state or other securities law, or any requirement of any stock exchange listing agreement to which the Company is a party, or any other requirement of law or of any administrative or regulatory body having jurisdiction over the Company.

                9.   Restrictions on Transferability.

                     (a) Neither the Option nor any interest therein may be sold, assigned, conveyed, gifted, pledged, hypothecated or otherwise transferred in any manner other than by will or the laws of descent and distribution.

                     (b) By accepting the Option, the Optionee for himself or herself and his or her transferees by will or the laws of descent and distribution, represent and agree that all shares of Common Stock purchased upon exercise of the Option will be acquired for investment and not with a view to the distribution thereof unless they have been registered under the Securities Act of 1933, and will otherwise be acquired, held and disposed of and held in accordance with the restrictions of said Act and the rules and regulations of the Securities and Exchange Commission thereunder, that the Company may instruct its transfer agent to restrict further transfer of said shares in its records except upon receipt of satisfactory evidence that such restrictions have been satisfied, that upon each exercise of any portion of the Option, the certificates evidencing the purchased shares shall bear an appropriate legend on the face thereof evidencing such restrictions, and that the person entitled to exercise the same shall furnish evidence satisfactory to the Company (including a written and signed representation) to the effect that the shares are being acquired subject to such restrictions.

                10. 1992 Plan. The Option is granted pursuant to the 1992 Plan, as in effect on the Date of Grant, and is subject to all the terms and conditions of the 1992 Plan, as the same may be amended from time to time; provided, however, that no such amendment shall deprive Optionee, without his or her consent, of the Option or of any of Optionee's rights under this Agreement. The interpretation and construction by the Committee of the 1992 Plan, this Agreement, the Option and such rules and regulations as may be adopted by the Committee for the purpose of administering the 1992 Plan shall be final and binding upon Optionee. Until the Option shall expire, terminate or be exercised in full, the Company shall, upon written request therefor, send a copy of the 1992 Plan, in its then-current form, to Optionee or any other person or entity then entitled to exercise the Option.

                11. Stockholder Rights. No person or entity shall be entitled to vote, receive dividends or be deemed for any purpose the holder of any Option Shares until the Option shall have been duly exercised to purchase such Option Shares in accordance with the provisions of this Agreement and the Option Shares have been issued.

                12. Employment Rights. No provision of this Agreement or of the Option granted hereunder shall (a) confer upon Optionee any right to continue in the employ of the Company or any of its subsidiaries,
   (b) affect the right of the Company and each of its subsidiaries to terminate the employment of Optionee, with or without cause, or
   (c) confer upon Optionee any right to participate in any employee welfare or benefit plan or other program of the Company or any of its subsidiaries other than the 1992 Plan. The Optionee hereby acknowledges and agrees that the Company and each of its subsidiaries may terminate the employment of Optionee at any time and for any reason, or for no reason, unless Optionee and the Company or such subsidiary are parties to a written employment agreement that expressly provides otherwise.

                13. Governing Law. This Agreement and the Option granted hereunder shall be governed by and construed and enforced in accordance with the laws of the State of Delaware.

                IN WITNESS WHEREOF, the Company and Optionee have duly executed this Agreement as of the Date of Grant.

   TEJON RANCH CO.                            OPTIONEE

   By:

      Jack Hunt                               Signature
      President

                                              Mailing Address


                                              City, State and Zip Code


                                              Social Security Number

                                 EXHIBIT 10.3

                       LEASE AGREEMENT FOR MR. SAN OLEN


           Donald Haskell ("Haskell") leases to Tejon Ranchcorp, a California corporation ("Tejon"), and Tejon leases from Haskell, the horse known as Mr. San Olen, on the terms stated below.

           1. Lease Term. The initial term of this lease shall be from December 1, 1993, through December 31, 1995. Tejon is granted the option to extend the term of this lease for two (2) periods of three (3) years each. Tejon may exercise such options by delivering notice to Haskell by November 30 of the year in which the lease term would otherwise expire.

           2. Rent. The rent during the initial and option terms shall be Five Thousand Dollars ($5,000) per year, payable on or before January 15 of each year. December 1993 shall be rent-free. If a succeeding lease is desired by the parties, the rental will be renegotiated at that time.

           3. Insurance. Tejon shall purchase and maintain at all times during the lease term an insurance policy with terms standard in the horse breeding industry insuring against the death of or injury to Mr. San Olen. Haskell shall reimburse Tejon on demand for one-half of the cost of such policy. The initial policy amount shall be Thirty Five Thousand Dollars ($35,000); this amount shall be adjusted annually around December of each year, as the parties shall reasonably agree, to reflect any increase or decrease in the value of Mr. San Olen based on the performance of his foals.
   Haskell shall be named as loss payee of this policy and shall own all insurance proceeds. Haskell agrees that his sole remedy in the event of the death of or injury to Mr. San Olen is limited to recovery of the insurance proceeds from the policy described above, provided that such policy is currently paid and in conformance with this paragraph, and waives any right to recover any other or additional sums against Tejon.

           4. Duty of Care. Tejon shall care for Mr. San Olen in the same manner as it would for any horse of his caliber. In particular, when stabled at Tejon Ranch, Tejon shall keep Mr. San Olen in a stall and exercise him regularly on a hot-walker and/or ride him.

           5.                                 Use.  Tejon plans that Mr.
   San Olen will be used as follows: he will stand at stud at the Oswood Stallion Station from approximately February 1 to July 1 of each year and will return to Tejon Ranch on or about July 1 of each year, all commencing in 1994; he will idle from July through January while he is at Tejon Ranch; he will not be shown; Tejon will decide which of its mares and outside mares will breed with him and will pay all costs associated with doing so; and Tejon will pay any advertising and promotional costs and any incentive payments to horse shows that Tejon elects to incur. Tejon may change this plan of using Mr. San Olen with Haskell's consent, which shall not be unreasonably withheld.

           6. Governing Law. This lease shall be governed by and construed in accordance with the laws of the State of California.

           This lease is executed as of November 15, 1993.




   ______________________________
   Donald Haskell


   Tejon Ranchcorp,
   a California corporation



   By:___________________________
      Matt Echeverria,
      Vice President

                                  EXHIBIT 22




   (22) Subsidiaries of Registrant
        A. Registrant:  Tejon Ranch Co.
        B. Subsidiaries of Registrant
           a. Tejon Ranchcorp (100% of whose Common Stock is owned by Registrant);
           b. Laval Farms Corporation, formerly Tejon Agricultural Corporation (100% of whose Common Stock is owned by Tejon Ranchcorp);
           c. Tejon Farming Company (100% of whose Common Stock is owned by Tejon Ranchcorp);
           d. Tejon Marketing Company; (100% of whose Common Stock is owned by Tejon Ranchcorp);
           e. Tejon Ranch Feedlot, In. (100% of whose Common Stock is owned by Tejon Ranchcorp);
           f. White Wolf Corporation (100% of whose Common Stock is owned by Tejon Ranchcorp);
           g. Tejon Development Company; (100% of whose Common Stock is owned by Tejon Ranchcorp).

        C. Each of the aforesaid subsidiaries is included in Registrant's

   Consolidated Financial Statement set forth in answer to Item 14(a)(1) hereof.

        D. Each of the aforesaid subsidiaries was organized and incorporated under the laws of the State of California.

        E. Each of the aforesaid subsidiaries does business under its name, as shown. Tejon Ranchcorp also does business under the names Tejon

   Ranch, Fireside Oak Co. and Grapevine Center.
        In addition to the foregoing, Laval Farms Limited Partnership,

   formerly Tejon Agricultural Partners, a California limited partnership, may be deemed to be a "subsidiary" of Registrant within the meaning of the Rules under the Securities Exchange Act of 1934 by reason of the fact that the sole general partner of said partnership is Laval Farms

   Corporation, a wholly-owned subsidiary of Registrant.

                                  EXHIBIT 27

   Financial Data Schedule
   (amounts in thousands)

   This schedule contains summary financial information extracted from the balance sheet, income statement, and footnotes and is qualified in its entirety by reference to such financial statements.

   Period-Type               12 mos.
   Fiscal-Year-End                    December 31, 1994
   Period-Start                         January 1, 1994
   Period-End                         December 31, 1994
   Cash                                              68
   Securities                                    23,718
   Receivables                                    2,125
   Allowances                                         0
   Inventory                                      3,128
   Current Assets                                30,262
   PP&E                                          26,473
   Depreciation                                (13,189)
   Total Assets                                  44,920
   Current Liabilities                            3,476
   Bonds                                              0
   Common                                         6,341
   Preferred Mandatory                                0
   Preferred                                          0
   Other SE                                      30,417
   Total Liability and Equity                     44,920
   Sales                                         16,882
   Total Revenues                                16,882
   CGS                                           12,046
   Total Costs                                   12,046
   Other Expenses                                 2,212
   Loss Provision                                     0
   Interest Expense                                 287
   Income Pretax                                  2,337
   Income Tax                                       810
   Income Continuing                              1,527
   Discontinued                                       0
   Extraordinary                                      0
   Changes                                            0
   Net Income                                     1,527
   EPS Primary                                      .12
   EPS Diluted                                      .12