Form 10-K/A
period 1994-12-31
TEJON RANCH CO
filed 1995-04-21
CIK 96869

FORM 10-K/A

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

                                  None





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
  x    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 7, 1995 was $80,785,894 based on the closing price on that date on the American Stock Exchange.

     The number of Registrant's outstanding shares of Common Stock on March 7, 1995 was 12,682,244 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1995, relating to the directors and executive officers of Registrant are incorporated by reference into Part III.

                                   Total Pages -       28

                              Exhibit Index - Page      4





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


                             TEJON RANCH CO.

DATED:  March   , 1995            BY
                                   Jack Hunt, President



DATED:  March   , 1995            BY
                                    Allen E. Lyda
                                    Vice President, Finance &
                                    Treasurer
                                    (Principal Financial and
                                  Accounting Officer)