Form 10-Q
period 1995-03-31
TEJON RANCH CO
filed 1995-05-11
CIK 96869

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 1995

                                          OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from             to

                  For Quarter Ended                  Commission File Number
                    March 31, 1995                          1-7183

                                     TEJON RANCH CO.
                  (Exact name of Registrant as specified in its charter)

             Delaware                               77-0196136
        (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

        P.O. Box 1000, Lebec, California                          93243
        (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code...(805) 248-6774


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X    No

        Total Shares of Common Stock issued and outstanding on March 31, 1995, were 12,682,244.

        PART I FINANCIAL INFORMATION

                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                      (Unaudited)

                                                       THREE MONTHS ENDED
                                                           March 31

                                                       1995         1994

        Revenues:
          Livestock                                  $    328     $    260
          Farming                                         122           84
          Oil and Minerals                                263          294
          Commercial and Land Use                         326          349
          Interest Income                                 370          396
                                                        1,409        1,383

        Costs and expenses:
          Livestock                                       598          451
          Farming                                         802          355
          Oil and Minerals                                 11           36
          Commercial and Land Use                         446          391
          Corporate Expenses                              575          500
          Interest Expense                                 79           95
                                                        2,511        1,828

        Operating Loss                                 (1,102)        (445)

        Income Tax Benefit                               (441)        (178)
        Net Income (Loss)                            $   (661)    $   (267)

        Net Income (Loss) Per Share                  $   (.05)    $   (.02)



        See Notes to Consolidated Condensed Financial Statements.

                           TEJON RANCH CO. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)

                                      MARCH  31, 1995       DECEMBER 31, 1994*
                                        (Unaudited)
        ASSETS
        CURRENT ASSETS
          Cash and Cash Equivalents         $     479               $      68
          Marketable Securities                21,362                  23,718
          Accounts & Notes Receivable             953                   2,125
          Inventories:
            Cattle                              3,513                   3,020
            Farming                             1,055                      39
            Other                                  84                      69
          Prepaid Expenses and Other            1,082                   1,223

          Total Current Assets                 28,528                  30,262

        PROPERTY AND EQUIPMENT-NET             14,478                  13,284

        OTHER ASSETS                            1,300                   1,374

        TOTAL ASSETS                        $  44,306               $  44,920

        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES
          Trade Accounts Payable            $   1,362               $   1,061
          Other Accrued Liabilities                93                     465
          Other Current Liabilities             1,884                   1,950

          Total Current Liabilities             3,339                   3,476

        LONG-TERM DEBT                          1,950                   1,950

        DEFERRED CREDITS                        2,736                   2,736
          Total Liabilities                     8,025                   8,162

        STOCKHOLDERS' EQUITY
          Common Stock                          6,341                   6,341
          Additional Paid-In Capital              387                     387
          Retained Earnings                    29,741                  30,402
          Marketable Securities -
            Unrealized Gains (Losses), Net       (188)                   (372)

          Total Stockholders' Equity           36,281                  36,758

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $  44,306               $  44,920

        See Notes to Consolidated Condensed Financial Statements.

        * The Balance Sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (In thousands)
                                      (Unaudited)
                                                           THREE MONTHS ENDED
                                                                 March 31

                                                            1995        1994

        OPERATING ACTIVITIES
          Net Income (Loss)                             $    (661)    $  (267)
          Items Not Effecting Cash:
            Depreciation and Amortization                     238         222
            Decrease in Deferred Items                        -0-         (29)
            Gain on Sale of Investments                         2         (41)

          Changes in Operating Assets and
            Liabilities:
              Receivables, Inventories and
                Other Assets, Net                            (279)        694
              Current Liabilities, Net                       (137)     (2,376)

        NET CASH USED IN
          OPERATING ACTIVITIES                               (837)     (1,797)

        INVESTING ACTIVITIES
          Maturities and Sales of Marketable
            Securities                                      3,124       7,534
          Funds Invested in Marketable
            Securities                                       (518)     (5,373)
          Property and Equipment
            Expenditures                                   (1,414)       (561)
          Net Change in Breeding Herds                         49          (1)
          Other                                                 7         (29)

        NET CASH PROVIDED BY
          INVESTING ACTIVITIES                              1,248       1,570

        INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                         411        (227)

        Cash and Cash Equivalents at
          Beginning of Year                                    68         247

        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                                 $     479     $    20

        See Notes to Consolidated Condensed Financial Statements.

        TEJON RANCH CO. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (Unaudited)

        March 31, 1995

        NOTE A - BASIS OF PRESENTATION

        The summarized information furnished by Registrant pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of Registrant's Management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

        The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of Registrant's agricultural activities. Historically, the largest percentage of revenues are recognized during the fourth quarter.

        F o r   further  information,  refer  to  the  Consolidated  Financial
        Statements and footnotes thereto included in Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

        NOTE B - CALCULATIONS OF EARNINGS PER SHARE

        Earnings per share are calculated using the weighted average number of c o m mon shares outstanding during the period. Common shares outstanding for the three month period ended March 31, 1995 and 1994 were 12,682,244. Registrant has a Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of Registrant's Common Stock to employees, advisors and consultants of Registrant. Currently, options to purchase 130,000 shares are outstanding at prices equal to the fair market value at date of grant (96,000 shares at $20.00, 20,000 shares at $15.00, and 14,000 shares at $11.88). Stock options granted will be treated as common stock equivalents in accordance with the treasury method when such amounts would be dilutive. At March 31, 1995, fully diluted common shares outstanding are 12,682,763. At March 31, 1994, common stock equivalents were antidilutive.

        NOTE C - MARKETABLE SECURITIES

        Registrant has elected to classify its securities as available-for-s a le per Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore is required to adjust securities to fair value at each reporting date.

        Marketable securities consist of the following at:

                                         March 31              December 31
                                          1995                    1994
                                 --------------------------------------------
                                           Estimated Fair      Estimated Fair
                                 Cost         Value       Cost      Value
                                 --------------------------------------------
        Marketable securities:
          U.S. Treasury and
            agency notes         $16,221     $15,964    $18,837     $18,409
          Corporate notes          5,453       5,398      5,445       5,309
                                 --------------------------------------------
                                 $21,674     $21,362    $24,282     $23,718
                                 ============================================
        As of March 31, 1995, the cumulative fair value adjustment is a $312,000 unrealized loss. The cumulative fair value adjustment to stockholders' equity, net of tax benefit of $124,000, is an unrealized loss of $188,000. Registrant's gross unrealized holding gains equals $84,000, while gross unrealized holding losses equals $396,000. On March 31, 1995, the average maturity of U.S. Treasury and agency securities was 2.3 years and corporate notes was 1.5 years. Currently, Registrant has no securities with a weighted average life of greater than five years. During 1995, Registrant has recognized losses of $2,000 on the sale of $2.4 million of securities, carried at historical cost adjusted for amortization and accretion.

        Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in Corporate notes are with companies with a credit rating of A or better.

        NOTE D - CONTINGENCIES

        Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National, LaFarge Corporation (the parent company of the previous operator) and Registrant have been ordered to cleanup and abate an old industrial waste landfill site on the leased premises. Under the lease agreements with National and LaFarge, both companies are required to indemnify Registrant for any costs and liabilities incurred in connection with the cleanup order.
        Due to the financial strength of National and LaFarge, Registrant believes that a material effect on its financial condition is remote at this time.

        NOTE E - PAYMENT OF DIVIDEND

        On March 3, 1995, the Board of Directors voted to declare a cash dividend of two and one-half cents ($0.025) per share. The dividend will apply to stockholders of record as of the close of business on May 17, 1995 with payment to be made on June 19, 1995.

       MANAGEMENT'S ANALYSIS OF QUARTERLY INCOME STATEMENTS

        Results of Operations

        Total revenues, including interest income, for the first quarter of 1995 were $1,409,000 compared to $1,383,000 for the first quarter of 1994. The increase in revenues during 1995 is attributable to increased cattle sales, quarter horse sales, and higher farm management fees. These increases were partially offset by reduced oil and mineral revenues and the absence of any firewood sales revenues during 1995 due to the elimination of the firewood program in 1993 and 1994. Cattle and quarter horse sales revenues are higher due to the volume of cattle and horses sold. Oil and mineral revenues are down due to reductions in oil production and sand and rock production.

        Operating activities during the first quarter of 1995 resulted in a net loss of $661,000, or $.05 per share, compared to a net loss of $267,000, or $.02 per share, for the same period in 1994. The decrease in net income compared to 1994 is primarily due to the $400,000 pre tax charge-off ($240,000, or $.02, after tax) of almond trees destroyed by wind during a winter storm in January 1995. In addition to the charge-off of trees, cost of sales on cattle increased due to a higher number of cattle being sold and to the higher cost of the purchased cattle being sold. Partially offsetting these unfavorable variances was the increase in revenues as described above and reductions in firewood expenses due to the elimination of the firewood program.

        As explained in Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1994 Form 10-K, Registrant's farming operations suffered damages as a result of high winds that were associated with a series of winter storms. Nearly all of the loss occurred in Registrant's producing almond orchards. Approximately 200 acres of trees were uprooted by a combination of high winds and saturated soil conditions due to heavy rainfall. The loss of these trees resulted in the charge-off described above. Registrant is currently replanting the damaged acreage with new almond trees. The loss of mature trees will affect future revenues until the replanted crops begin full production which could take three to five years.

        Registrant's farming revenues are likely to be significantly lower than in 1994 due to the loss of trees as described above and expectations of a smaller nut crop. Partially offsetting the reduction in production is the expectation of higher almond prices due to the estimated small nut crop statewide.

        As described in Part I, Item 1 - "Business - Farming Operations" of Registrant's 1994 Form 10-K Laval Farms Limited Partnership (Laval), formerly named Tejon Agricultural Partners, entered into an agreement for the sale of its farmland and eventual dissolution of the partnership. As of April 20, 1995 all of the 13,000 acres that existed at the start of the sale program have been sold. Laval is continuing to utilize Registrant's management services until the partnership is dissolved. Registrant is currently receiving $10,000 per month for management services and is expected to receive this fee for the remainder of 1995.

        Registrant  is  involved in various environmental proceedings related
        to  leased  acreage.   For a further discussion refer to Registrant's
        1994 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no changes since the filing of the 1994 Form 10-K.

        Prices received by Registrant for many of its products are dependent upon prevailing market conditions and commodity prices. Therefore, Registrant is unable to accurately predict revenue, just as it cannot pass on any cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. The operations of the Registrant are seasonal and results of operations cannot be predicted based on quarterly results.

        Liquidity and Capital Resources

        Cash and short-term investments on March 31, 1995 were $21.8 million compared to $23.8 million on December 31, 1994. Working capital on March 31, 1995 was $25.2 million compared to $26.8 million on December 31, 1994. The decrease in working capital at March 31, 1995 as compared to December 31, 1994 is primarily due to the purchase of property and capital improvement expenditures.

        Cash provided from operations and cash and short-term investments on hand are expected to be sufficient to satisfy all anticipated working capital and capital expenditure needs in the near term.

        Impact of Accounting Change

        None

        PART II - OTHER INFORMATION

        Item 1.            Legal Proceedings

        Not Applicable

        Item 2.            Changes in Securities

        Not Applicable

        Item 3.            Defaults upon Senior Securities

        Not Applicable

        Item  4.           Submission of Matters to a Vote of Security Holders

        Not Applicable

        Item 5.            Other Information

        None

        Item 6.            Exhibits and Reports on Form 8-K

        (a)  Exhibits - None
        (b)  Reports  - None

                                      SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     TEJON  RANCH  CO.
                                                     (Registrant)



                                                    BY
        Date                                          Allen E. Lyda
                                                      Vice President, Finance
                                                      & Treasurer