Form 10-Q
period 1995-06-30
TEJON RANCH CO
filed 1995-08-10
CIK 96869

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    June 30, 1995
                                                    -------------
                                          OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from             to
                                                 -----------   -----------
                  For Quarter Ended                  Commission File Number
                    June 30, 1995                           1-7183
                 -------------------             --------------------------
                                     TEJON RANCH CO.
                  (Exact name of Registrant as specified in its charter)

             Delaware                               77-0196136
        (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

        P.O. Box 1000, Lebec, California                          93243
        (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code...(805) 248-6774
                                                             --------------
        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X    No

        Total Shares of Common Stock issued and outstanding on June 30, 1995, were 12,682,244.

     PART I FINANCIAL INFORMATION

                           TEJON RANCH CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                         June 30                June 30
                                     ------------------     ----------------
                                     1995         1994        1995      1994
                                     ----         ----      ------      ----
     Revenues:
          Livestock                $   565      $ 3,941     $   893   $ 4,201
          Farming                       49          150         171       234
          Oil and Minerals             319          308         582       602
          Commercial and Land Use      517          458         843       807
          Interest Income              342          343         712       739
                                   -------      -------     -------   -------

                                     1,792        5,200       3,201     6,583
     Costs and Expenses:
          Livestock                    720        3,014       1,318     3,465
          Farming                      323          370       1,125       725
          Oil and Minerals              41           55          52        91
          Commercial and Land Use      721          422       1,167       813
          Corporate Expense            566          541       1,141     1,041
          Interest Expense             103           63         182       158
                                   -------      -------     -------    ------
                                     2,474        4,465       4,985     6,293
                                   -------      -------     -------    ------
     Operating Income(Loss)           (682)         735      (1,784)      290

     Income Tax Expense(Benefit)      (273)         294        (714)      116
                                   -------      -------     -------   -------
     Net Income(Loss)              $  (409)     $   441     $(1,070)  $   174

     Earnings Per Share            $  (.03)     $   .03     $  (.08)  $   .01
     Cash Dividends Paid
       Per Share                   $  .025      $  .025     $  .025   $  .025

     See Notes to Consolidated Condensed Financial Statements.

                           TEJON RANCH CO. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)

                                          JUNE   30, 1995    DECEMBER 31, 1994*
                                          ---------------    -----------------
                                           (Unaudited)
        ASSETS
        CURRENT ASSETS
          Cash and Cash Equivalents         $     180               $      68
          Short-term Investments               21,481                  23,718
          Accounts & Notes Receivable             742                   2,125
          Inventories:
            Cattle                              4,833                   3,020
            Farming                             1,993                      39
            Other                                  90                      69
          Prepaid Expenses and Other              792                   1,223
                                            ---------               ---------
          Total Current Assets                 30,111                  30,262

        PROPERTY AND EQUIPMENT-NET             14,737                  13,284
        OTHER ASSETS                              982                   1,374
                                            ---------               ---------
        TOTAL ASSETS                        $  45,830               $  44,920
                                            =========               =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES
          Trade Accounts Payable            $     873               $   1,061
          Other Accrued Liabilities               128                     465
          Other Current Liabilities             5,228                   1,950
                                            ---------               ---------
          Total Current Liabilities             6,229                   3,476

        LONG-TERM DEBT                          1,750                   1,950

        DEFERRED CREDITS                        2,425                   2,736
                                            ---------               ---------
          Total Liabilities                    10,404                   8,162
        STOCKHOLDERS' EQUITY
          Common Stock                          6,341                   6,341
          Additional Paid-In Capital              387                     387
          Retained Earnings                    29,015                  30,402
          Marketable Securities -
            Unrealized Gains (Losses), Net        (20)                   (372)
          Defined Benefit Plan - Funding
            Adjustment, Net                      (297)                    ---
                                            ---------                --------
          Total Stockholders' Equity           35,426                  36,758
                                            ---------                --------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $  45,830               $  44,920
                                            =========               =========
        See Notes to Consolidated Condensed Financial Statements.
        * The Balance Sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (In thousands)
                                      (Unaudited)
                                                            SIX MONTHS ENDED
                                                                 June 30
                                                            ----------------
                                                            1995        1994
                                                            ----        ----
        OPERATING ACTIVITIES
          Net Income (Loss)                             $  (1,070)    $   174
          Items Not Effecting Cash:

            Depreciation and Amortization                     495         445
            Decrease in Deferred Items                         -0-        (29)
            Decrease in Deferred Taxes                        (89)         -0-
            (Gain) Loss on Sale of Investments                  2         (52)

          Changes in Operating Assets and
            Liabilities:

            Receivables, Inventories and
              Other Assets, Net                            (2,153)      2,353
            Current Liabilities, Net                        2,639      (2,645)
                                                        ---------     -------
        NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                               (176)        246
        INVESTING ACTIVITIES
          Maturities and Sales of Marketable
            Securities                                      4,788      11,091
          Funds Invested in Marketable
            Securities                                     (2,022)     (8,608)
          Property and Equipment
            Expenditures                                   (1,913)     (1,046)
          Net Change in Breeding Herds                          3          53
            Other                                             (45)        (24)
                                                        ---------     -------
        NET CASH PROVIDED BY
          INVESTING ACTIVITIES                                805       1,466
        FINANCING ACTIVITIES
          Decrease in Long-Term Debt                         (200)     (1,600)
          Cash Dividend Paid                                 (317)       (317)
                                                        ---------     -------
        NET CASH USED IN FINANCING ACTIVITIES                (517)     (1,917)
                                                        ---------     -------
        INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                    112        (205)

        Cash and Cash Equivalents at
          Beginning of Year                                    68         247
                                                        ---------     -------
        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                                 $     180     $    42
                                                        =========     =======
        See Notes to Consolidated Condensed Financial Statements.

        TEJON RANCH CO. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        ----------------------------------------------------
        (Unaudited)

        June 30, 1995

        NOTE A - BASIS OF PRESENTATION
        ------------------------------
        The summarized information furnished by Registrant pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of Registrant's Management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

        The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of Registrant's agricultural activities. Historically, the largest percentage of revenues are recognized during the fourth quarter.

        For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

        NOTE B - CALCULATIONS OF EARNINGS PER SHARE
        -------------------------------------------
        Earnings per share are calculated using the weighted average number of c o m mon shares outstanding during the period. Common shares outstanding for the three month and six month periods ended June 30, 1995 and 1994 were 12,682,244. Registrant has a Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of Registrant's Common Stock to employees, advisors and consultants of Registrant. Currently, options to purchase 130,000 shares are outstanding at prices equal to the fair market value at date of grant (96,000 shares at $20.00 and 20,000 shares at $15.00, and 14,000 shares at $11.88). Stock options granted will be treated as common stock equivalents in accordance with the treasury method when such amounts would be dilutive. Fully diluted common shares outstanding for the three month period ended June 30, 1995 were
        12,683,844. For the six month period ended June 30, 1995 fully diluted common shares were 12,683,303. At June 30, 1994, common stock equivalents were antidilutive.

        NOTE C - MARKETABLE SECURITIES
        ------------------------------
        Registrant has elected to classify its securities as available-for-s a le per Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore is required to adjust securities to fair value at each reporting date.

Marketable securities consist of the following at:

                                   June 30            December 31
                                    1995                 1994
                              -----------------------------------
                              Estimated Fair      Estimated Fair
                              Cost     Value      Cost     Value
                              -----------------------------------
Marketable securities:
U.S. Treasury and agency
 notes                        $15,859   $15,800   $18,837  $18,409
Corporate notes                 5,655     5,681     5,445    5,309
                              ------------------------------------
                              $21,514   $21,481   $24,282  $23,718
                              ====================================

As of June 30, 1995, the cumulative fair value adjustment is a $33,000 unrealized loss. The cumulative fair value adjustment to stockholders' equity, net of tax benefit of $13,000, is an unrealized loss of $20,000. Registrant's gross unrealized holding gains equals $195,000, while gross unrealized holding losses equals $228,000. On June 30, 1995, the average maturity of U.S. Treasury and agency securities was 2.3 years and corporate notes was 1.5 years. Currently, Registrant has no securities with a weighted average life of greater than five years. During 1995, Registrant has recognized losses of $2,000 on the sale of $3.4 million of securities, carried at historical cost adjusted for amortization and accretion.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in Corporate notes are with companies with a credit rating of A or better.

NOTE D - COMMODITY DERIVATIVES USED TO HEDGE PRICE FLUCTUATIONS
---------------------------------------------------------------
Registrant uses commodity derivatives to hedge its exposure to price fluctuations on its purchased stocker cattle. The objective is to protect or create a future price for stocker cattle that will provide profit once the cattle are sold and all costs are deducted and protect Registrant against a disastrous cattle market decline. To help achieve this objective Registrant uses the cattle futures and cattle options markets. Registrant continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset, stocker cattle. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire as close to or during the month the stocker cattle are scheduled to be sold. Payments received and paid related to outstanding options contracts are deferred in prepaid and other current assets and were approximately $69,000 at June 30, 1995. Cattle futures contracts are carried off-balance sheet until the contracts are settled. Realized gains, losses, and costs associated with closed contracts equal to $220,000 of net gain is included in cattle inventory and will be recognized in cost of sales expense at the time the hedged stocker cattle are sold. Registrant maintains a margin account with its commodity broker for the purpose of buying and selling cattle futures and options. The margin account totalled $127,000 at June 30, 1995.

The following table identifies the cattle futures contract amounts and options contract costs outstanding at June 30, 1995:

    Cattle Hedging Activity                    Original      Estimated
    Commodity Future/Option                 Contract/Cost    Fair Value
          Description         No. Contracts                At Settlement
    --------------------------------------------------------------------
    Cattle futures sold             50         $1,258,000     $1,256,000
    (Off-balance sheet)
    Cattle Options:
      Calls sold                   195             82,000         78,000
      Puts bought                  240            151,000         66,000

    NOTE E - CONTINGENCIES
    ----------------------
    Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, LaFarge Corporation (the parent company of the previous operator) and Registrant have been ordered to cleanup and abate an old industrial waste landfill site on the leased premises. Under existing lease agreements, National and LaFarge are required to indemnify Registrant for costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and LaFarge, Registrant believes that it is remote there will be a material effect on the Company.

    MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS
    ---------------------------------------------
    Results of Operations
    ---------------------
    Total  revenues,  including interest income, for the first six months of 1995 were $3,201,000 compared to $6,583,000 for the first six months of 1994. Revenues decreased $3,382,000, of which approximately $3,308,000 is attributable to the timing of cattle sales during 1995. During 1995, Registrant has sold only 1,271 head of cattle compared to
    6,685 head of cattle during the same period in 1994.   Normally cattle
    are sold during May and June of each year but due to low prices Registrant decided to delay the sale of stocker cattle and place the cattle on feed. By placing the cattle on feed the cattle would gain additional weight, and Registrant believes that cattle prices will improve over the summer. Approximately 7,200 head of cattle were placed in feedlots and were hedged in the market by using cattle futures and options contracts. These cattle were hedged in order to protect a future sales price. At the time the cattle went to feedlots the market price was approximately $.60 per hundred weight. The cattle are currently hedged to return approximately $.64 per hundred weight.
    See Note D - Commodity Derivatives used to Hedge Price Fluctuations, for a further discussion of Registrant's hedging program. Registrant expects to begin selling the 7,200 head of cattle during August 1995 and to complete the sales during October 1995.

Operating activities during the first six months of 1995 resulted in a net loss of $1,070,000, or $.08 per share, compared to net income of $174,000, or $.01 per share, for the same period in 1994. The decrease in net income compared to 1994 is due to a reduction in revenues as described above, a $400,000 pre tax charge-off ($240,000, or $.02, after tax) of almond trees destroyed by wind during a winter storm in January 1995, and an increase in land planning and entitlement costs of $279.000. Partially offsetting these unfavorable variances was a temporary decline in livestock expense due to a reduction in costs of sales because of fewer cattle having been sold.

Total revenues for the second quarter, including interest income, were $1,792,000 compared to $5,200,000 for the second quarter of 1994. The decline in second quarter revenues is due to the timing of cattle sales as described above.

During the second quarter of 1995 Registrant recognized a loss of $409,000, or $.03 per share, compared to net income of $441,000, or $.03 per share, for the same period of 1994. The decrease in net income compared to 1994 is due to reduced revenues as described above and to
increased  land  planning  costs.    These  variances  were partially
offset by lower livestock expenses because of fewer cattle having been sold.

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

As described in Part I, Item 1 - "Business - Farming Operations" of Registrant's 1994 Form 10-K, Laval Farms Limited Partnership (Laval), formerly named Tejon Agricultural Partners, entered into an agreement for the sale of its farmland and eventual dissolution of the partnership. As of April 20, 1995 all of the 13,000 acres that existed at the start of the sale program have been sold. Laval is continuing to utilize Registrant's management services until the partnership is dissolved. Registrant is currently receiving $10,000 per month for management services and is expected to receive this fee for the remainder of 1995.

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

        Liquidity and Capital Resources
        -------------------------------
        Cash and short-term investments on June 30, 1995 were $21.7 million compared to $23.8 million on December 31, 1994. Working capital on June 30, 1995 was $23.9 million compared to $26.8 million on December 31, 1994. The decrease in working capital at June 30, 1995 as compared to December 31, 1994 is primarily due to a temporary increase in short-term borrowings due to the timing of cattle sales, the purchase of property, capital improvement expenditures, and the payment of dividends.

        Cash provided from operations and cash and short-term investments on hand are expected to be sufficient to satisfy all anticipated working capital and capital expenditure needs in the near term.

        Impact of Accounting Change
        ---------------------------
        None

        PART II - OTHER INFORMATION
        ---------------------------
        Item 1.            Legal Proceedings
        ------------------------------------
        Not Applicable

        Item 2.            Changes in Securities
        ----------------------------------------
        Not Applicable

        Item 3.            Defaults upon Senior Securities
        --------------------------------------------------
        Not Applicable

        Item  4.           Submission of Matters to a Vote of Security Holders
        ----------------------------------------------------------------------
        Not Applicable

        Item 5.            Other Information
        ------------------------------------
        None

        Item 6.            Exhibits and Reports on Form 8-K
        ---------------------------------------------------
        (a)  Exhibits - None
        (b)  Reports  - None

                                      SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TEJON  RANCH  CO.
                                                -----------------
                                                (Registrant)



        ------------------------               BY----------------
        DATE                                     Allen E. Lyda
                                                 Vice President, Finance
                                                  & Treasurer