Form 10-Q
period 1995-09-30
TEJON RANCH CO
filed 1995-11-06
CIK 96869

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    September 30, 1995

                                          OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from             to

                  For Quarter Ended                  Commission File Number
                 September 30, 1995                           1-713

                                     TEJON RANCH CO.
                  (Exact name of Registrant as specified in its charter)

             Delaware                               77-0196136
        (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

        P.O. Box 1000, Lebec, California                          93243
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

        Yes  X    No

        Total Shares of Common Stock issued and outstanding on September 30, 1995, were 12,682,244.

     PART I FINANCIAL INFORMATION

                           TEJON RANCH CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                         September 30           September 30

                                     1995         1994        1995      1994

     Revenues:
          Livestock                $ 4,393      $   508     $ 5,286   $ 4,709
          Farming                    3,035          101       3,206       335
          Oil and Minerals             425          360       1,007       962
          Commercial and Land Use      543          523       1,386     1,330
          Interest Income              320          335       1,032     1,074
                                     8,716        1,827      11,917     8,410

     Costs and Expenses:
          Livestock                  3,839          808       5,157     4,273
          Farming                    1,665          268       2,790       993
          Oil and Minerals              38           43          90       134
          Commercial and Land Use      842          373       2,009     1,186
          Corporate Expense            543          529       1,684     1,570
          Interest Expense             171           61         353       219
                                     7,098        2,082      12,083     8,375

     Operating Income (Loss)         1,618         (255)       (166)       35

     Income Tax Expense (Benefit)      648         (102)        (66)       14
     Net Income (Loss)             $   970      $  (153)    $  (100)  $    21



     Earnings (Loss) Per Share     $   .08      $  (.01)    $  (.01)  $   .00
     Cash Dividends Paid
       Per Share                   $   --       $   --      $  .025   $  .025


     See Notes to Consolidated Condensed Financial Statements.

                           TEJON RANCH CO. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)

                                     SEPTEMBER  30,1995    DECEMBER 31, 1994*
                                           (Unaudited)
        ASSETS
        CURRENT ASSETS
          Cash and Cash Equivalents         $      33               $      68
          Short-term Investments               20,547                  23,718
          Accounts & Notes Receivable           3,267                   2,125
          Inventories:
            Cattle                              3,123                   3,020
            Farming                             2,188                      39
            Other                                  79                      69
          Prepaid Expenses and Other              972                   1,223
          Total Current Assets                 30,209                  30,262

        PROPERTY AND EQUIPMENT-NET             14,854                  13,284

        OTHER ASSETS                            1,030                   1,374

        TOTAL ASSETS                        $  46,093               $  44,920

        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES
          Trade Accounts Payable            $     685               $   1,061
          Other Accrued Liabilities               350                     465
          Other Current Liabilities             4,370                   1,950
          Total Current Liabilities             5,405                   3,476

        LONG-TERM DEBT                          1,750                   1,950

        DEFERRED CREDITS                        2,517                   2,736
          Total Liabilities                     9,672                   8,162

        STOCKHOLDERS' EQUITY
          Common Stock                          6,341                   6,341
          Additional Paid-In Capital              387                     387
          Retained Earnings                    29,985                  30,402
          Marketable Securities -
            Unrealized Gains (Losses), Net          5                    (372)
          Defined Benefit Plan - Funding
            Adjustment, Net                      (297)                    ---
          Total Stockholders' Equity           36,421                  36,758

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $  46,093               $  44,920

        See Notes to Consolidated Condensed Financial Statements.

        * The Balance Sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (In thousands)
                                      (Unaudited)
                                                           NINE MONTHS ENDED
                                                             September 30

                                                            1995        1994

        OPERATING ACTIVITIES
          Net Income                                    $    (100)    $    21
          Items Not Effecting Cash:
            Depreciation and Amortization                     756         669
            Decrease in Deferred Items                        ---         (29)
            Decrease in Deferred Taxes                        (89)        ---
            (Gain) Loss on Sale of Investments                  6         (52)

          Changes in Operating Assets and
            Liabilities:

            Receivables, Inventories and
              Other Assets, Net                            (3,256)        183
            Current Liabilities, Net                        1,814      (1,039)

        NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                               (869)       (247)

        INVESTING ACTIVITIES
          Maturities and Sales of Marketable
            Securities                                      5,816      13,216
          Funds Invested in Marketable
            Securities                                     (2,079)     (9,830)
          Property and Equipment
            Expenditures                                   (2,274)     (1,345)
          Net Change in Breeding Herds                        (64)        (52)
          Other                                               (46)        (53)

        NET CASH PROVIDED BY
          INVESTING ACTIVITIES                              1,353       1,936

        FINANCING ACTIVITIES
          Decrease in Long-Term Debt                         (200)     (1,600)
          Cash Dividend Paid                                 (317)       (317)
        NET CASH USED IN FINANCING ACTIVITIES                (517)     (1,917)

        INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                    (33)       (228)

        Cash and Cash Equivalents at
          Beginning of Year                                    68         247

        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                                 $      35     $    19

        See Notes to Consolidated Condensed Financial Statements.

        TEJON RANCH CO. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (Unaudited)

        September 30, 1995

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

        NOTE B - CALCULATIONS OF EARNINGS PER SHARE

        Earnings per share are calculated using the weighted average number of c o m mon shares outstanding during the period. Common shares outstanding for the three month and nine month periods ended September 30, 1995 and 1994 were 12,682,244. Registrant has a Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of Registrant's Common Stock to employees, advisors and consultants of Registrant. Currently, options to purchase 130,000 shares are outstanding at prices equal to the fair market value at date of grant (96,000 shares at $20.00 and 20,000 shares at $15.00, and 14,000 shares at $11.88). Stock options granted will be treated as common stock equivalents in accordance with the treasury method when such amounts would be dilutive. Fully diluted common shares outstanding for the three month period ended September 30, 1995 were 12,685,198. For the nine month period ended September 30, 1995 fully diluted common shares were 12,683,946. At September 30, 1994, common stock equivalents were antidilutive.

        NOTE C - MARKETABLE SECURITIES

        Registrant has elected to classify its securities as available-for-s a le per Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore is required to adjust securities to fair value at each reporting date.

        Marketable securities consist of the following at:

                                        September 30         December 31
                                           1995                 1994
                                    -------------------  --------------------
                                         Estimated Fair        Estimated Fair
                                    Cost      Value       Cost      Value
                                    -------------------  --------------------
        Marketable securities:
          U.S. Treasury and agency
           notes                   $15,354   $15,331    $18,837    $18,409
          Corporate notes            5,185     5,216      5,445      5,309
                                   ---------------------------------------
                                   $20,539   $20,547    $24,282    $23,718
                                   =======================================
        As of September 30, 1995, the cumulative fair value adjustment is an $8,000 unrealized gain. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax expense of $3,000, is an unrealized gain of $5,000. Registrant's gross unrealized holding gains equals $222,000, while gross unrealized holding losses equals $214,000. On September 30, 1995, the average maturity of U.S. Treasury and agency securities was 2.3 years and corporate notes was
        1.5 years. Currently, Registrant has no securities with a weighted average life of greater than five years. During 1995, Registrant has recognized losses of $6,000 on the sale of $4.1 million of securities, carried at historical cost adjusted for amortization and accretion.

        Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in Corporate notes are with companies with a credit rating of A or better.
        NOTE D - COMMODITY DERIVATIVES USED TO HEDGE PRICE FLUCTUATIONS

        Registrant uses commodity derivatives to hedge its exposure to price fluctuations on its purchased stocker cattle. The objective is to protect or create a future price for stocker cattle that will provide a profit once the cattle are sold and all costs are deducted and protect Registrant against market declines. To help achieve this objective Registrant uses the cattle futures and cattle options markets. Registrant continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset, stocker cattle. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle are scheduled to be sold. Payments received and paid related to options contracts are deferred in prepaid and other current assets and were approximately $19,000 at September 30, 1995. Cattle futures contracts are carried off-balance sheet until the contracts are settled. Realized gains, losses, and costs associated
                                       - 6 -

        with closed contracts equal to $32,000 of net gain is included in cattle inventory and will be recognized in cost of sales expense at the time the hedged stocker cattle are sold. Registrant maintains a margin account with its commodity broker for the purpose of buying and selling cattle futures and options. At September 30, 1995, Registrant's margin account was zero.

        There were no cattle futures contracts or options contracts outstanding at September 30, 1995.

        NOTE E - CONTINGENCIES

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

        MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS

        Results of Operations

        RESULTS OF OPERATIONS

        Total revenues, including interest income, for the first nine months of 1995 were $11,917,000 compared to $8,410,000 for the first nine months of 1994. The increase in revenues during 1995 is attributable to increases in livestock revenues and farming revenues. Livestock revenues increased due to the sale of 7,233 head of cattle during 1995 compared to 7,190 head of cattle in 1994 and to higher average weights on the cattle sold during 1995. Farming revenues are higher due to the timing of the crop harvest and the recording of crop revenues. In 1995, almond and zinfandel grape harvests were completed during the third quarter whereas in 1994 harvests were not completed until the fourth quarter for all crops. Approximately $2,900,000 of the increase in revenues is attributable to this timing difference in farming revenues.

        Operating activities during the first nine months of 1995 resulted in a net loss of $100,000 or $.01 per share, compared to net income of $21,000, or $.00 per share, for the same period in 1994. The decrease in net income compared to 1994 is due to a $400,000 pre tax charge-off ($240,000, or $.02 per share, after tax) of almond trees destroyed by wind during a storm in January 1995, an increase in consultant and legal fees of approximately $862,000 related to right-
        o f -way issues, easement issues and land planning activities, increased farming expenses, and increased cost of sales within livestock operations. Farming expenses increased when compared to 1994 due to the timing of the recognition of expenses for almonds and zinfandel grapes, which are related to the farming revenues described above. Livestock cost of sales have increased due to the added costs of feeding the cattle sold on feedlots throughout the summer months. These unfavorable variances were partially offset by the increase in revenues described above.

        Total revenues for the third quarter, including interest income, were $8,716,000 compared to $1,827,000 for the third quarter of 1994. The increase in third quarter revenues is due to the sale of 5,622 head of cattle during the third quarter of 1995 compared to 505 head of cattle during 1994. Normally the cattle sold during the third quarter of 1995 would have been sold during the second quarter but due to low cattle prices Registrant decided to delay the sale of these cattle and place them on feed throughout the summer. The cattle were then scheduled for sale during the period of August through October. Revenues also increased due to the timing of farming revenues as described above.

        During the third quarter of 1995 Registrant recognized net income of $970,000, or $.08 per share, compared to a loss of $153,000, or $.01 per share, for the same period in 1994. The increase in net income compared to 1994 is due to the increase in revenues as described above. These revenues were partially offset by increased livestock cost of sales and to increased farming costs as explained above.

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

        Registrant's farming revenues will be affected by the loss of trees as described above but not as severally as originally reported for 1995. At this point in the crop harvest it appears that higher grape production and higher almond prices will offset the lost revenue from the destroyed almond trees for 1995. In future years revenue will be affected until the replanted almond trees begin production which generally takes three to five years.

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

        Liquidity and Capital Resources

        Cash and short-term investments on September 30, 1995 were $20.6 million compared to $23.8 million on December 31, 1994. Working capital on September 30, 1995 was $24.8 million compared to $26.8 million on December 31, 1994. The decrease in working capital at September 30, 1995 as compared to December 31, 1994 is primarily due to a temporary increase in short-term borrowings due to the timing of c a t tle sales, the purchase of property, capital improvement expenditures, and the payment of dividends.

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