Form 10-K
period 1995-12-31
TEJON RANCH CO
filed 1996-03-22
CIK 96869

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


          (Mark One)

            X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 1995

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

                                         None

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes    x    No





               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of Registrant's Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 15, 1996 was $96,321,643 based on the closing price on that date on the American Stock Exchange.

               The number of Registrant's outstanding shares of Common Stock on March 15, 1996 was 12,682,244 shares.

          DOCUMENTS INCORPORATED BY REFERENCE:

               Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1996, relating to the directors and executive officers of Registrant are incorporated by reference into Part III.

                                                       Total Pages -    62

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





                    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                          (Amounts in thousands of dollars)

                                             1995         1994       1993
          Revenues (1)

          Livestock                      $   7,492    $   6,030   $  5,850
          Farming                            7,973        6,880      9,459
          Oil and Minerals                   1,295        1,296      1,358
          Commercial and Land Use            1,356        1,237      1,211
          Segment Revenues                  18,116       15,443     17,878
          Interest Income                    1,374        1,439      1,591
          Total Revenues                 $  19,490    $  16,882   $ 19,469

          Operating Profits

          Livestock                      $       2    $     549   $    641
          Farming                            1,811        1,925      4,211
          Oil and Minerals                   1,191        1,208      1,239
          Commercial and Land Use             (830)        (285)      (435)
          Segment Profits (2)                2,174        3,397      5,656

          Interest Income                    1,374        1,439      1,591
          Corporate Expense                 (2,389)      (2,212)    (2,233)
          Interest Expense                    (436)        (287)      (424)
          Operating Profits              $     723    $   2,337   $  4,590

          Identifiable Segment
            Assets  (3)

          Livestock                      $   5,533    $   5,310   $  4,364
          Farming                           10,370        7,347      8,000
          Oil and Minerals                     258          179        187
          Commercial and Land Use            2,713        2,226      1,699
          Corporate                         26,329       29,858     32,861

          Total Assets                   $  45,203    $  44,920   $ 47,111


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

          Livestock Operations

               Registrant conducts a beef cattle range operation upon those portions of its ranch which are not devoted to farming, commercial or other purposes. This range operation depends primarily upon forage from natural vegetation. The beef cattle activities include both commercial cow-calf operations (the maintenance of a cattle herd whose offspring are used to replenish the herd, with excess numbers being sold commercially) and the use of stocker cattle (cattle purchased at light weights for growing on available range forage before being resold). At December 31, 1995, Registrant's cattle herd numbered approximately 13,773 of which approximately 6,169 head were stockers and the remainder were in the breeding herd. At December 31, 1994, Registrant's cattle herd numbered approximately 13,272 of which approximately 6,047 head were stockers. Registrant's range cattle are sold primarily to stocker and feedlot operators. As market conditions and ranch forage conditions warrant, Registrant may, from time to time, feed some of its cattle in commercial feedlots prior to sale of such cattle to packing houses. Registrant sells a few cattle directly to packing houses and to other range operators. As to the sale of cattle, Registrant is in direct competition with other commercial cattle operations throughout the United States. The prices received for Registrant's cattle are primarily dependent upon the commodity market's perception of supply and demand at the time cattle are sold. In an attempt to reduce the market risks of its livestock activities, Registrant sometimes hedges future sales of cattle in the futures and options markets or obtains fixed prices for future delivery through contracts with cattle buyers, feedlots, or packing houses. Registrant also operates a horse breeding program consisting of the breeding of quality bloodline quarter horses, the sale of horses, and the boarding and training of horses.

               Registrant continues to focus on improving the efficiency of i t s livestock operations in an increasingly competitive marketplace. The quarter horse program will continue to direct its efforts to the improvement of Registrant's breeding mares and the hosting of competitive horse events to enhance the revenues of that operation. A membership program in conjunction with the horse shows will help maximize the usage of the horse facility and expose Registrant's lands to a broader portion of the community.

               The much anticipated correction downward in the national cattle market occurred in late spring of 1994. Seven years of relatively good cattle prices resulted in the inevitable return to cattle over-production. Total meat supplies of all types in 1994 and early 1995 surged to record levels, and with the cyclical increase in beef cattle production, cattle prices began to fall. The continual erosion of the cattle market appears to be following its normal cycle and could possibly reach a cyclical low in late 1996 or 1997. The stocker cattle side of Registrant's cattle business might actually benefit from lower prices. Stocker cattle margins can actually increase during this phase of a cattle cycle because the basic input cost (the purchase price of calves) drops considerably. The current cost of lightweight stocker cattle are driven even lower due to the current situation of extremely tight supplies of grain.

               The bright spot for the beef industry is the continued increase in United States beef exports. Total 1995 United States beef exports are projected at $3.3 billion, up 20% from 1994 and the seventh straight year of increases. The top foreign markets for United States beef have been Japan, Canada, Mexico and South Korea. The industry achieved this increase in 1995 despite the collapse of the Mexican peso and the resultant elimination of most exports to Mexico.

               Regulatory requirements at all governmental levels continue to raise the costs of operating a range cattle operation. Ensuring compliance with various rules and testing requirements requires the use of more staff time, outside advisors and testing facilities.

          Farming Operations

               In  the San Joaquin Valley, Registrant farms permanent crops including the following acreage: wine grapes - 1,528, almonds - 1,192 pistachios - 730 and walnuts - 295. In 1994, 300 acres of pistachio trees were planted with the first full year of production expected in 1999. During 1996, work has begun on a new farming development involving 240 acres of Registrant's land. The new farming development will consist of 80 acres of rubired grapes and 160 acres of almonds. In addition, the replanting of 160 acres of almonds destroyed by winds during January 1995 was completed during February 1996. Some production is expected within two years for the new grapes and within three years for the new almonds. Registrant's objective in planting new trees and grapes is to offset the normal yield decline as its older plantings reach productive maturity and to improve revenues from the farming operations. As certain of Registrant's permanent crops age to the point of declining yields, Registrant will evaluate the advisability of replanting such crops, or replacing them with different crops, depending upon market conditions.

               Registrant sells its farm commodities to several customers or handlers. As a producer of these commodities, Registrant is in direct competition with other producers within the United States and throughout the world. Prices received by Registrant for its commodities are determined by total industry production and demand levels. Registrant attempts to improve price margins by producing high quality crops through cultural practices and by obtaining better prices through marketing arrangements with handlers. In 1995, almonds produced were sold to three domestic customers or handlers, with one of the handlers receiving approximately 54% of the crop. Typically, these almond handlers process growers' almonds and sell the nuts to large commercial buyers, such as cereal and candy manufacturers.

               The California almond industry is subject to a federal marketing order which empowers the Secretary of Agriculture to set the percentage of almonds during any crop year which can be sold and the percentage of almonds to be held in reserve in order to assist in the orderly marketing of the crop. During 1995 and 1993 the saleable percentage was set at 100% of the total almond crop. For 1994, due to a record crop within California, a 10%
          reserve was set by the Secretary of Agriculture. This reserve was released for sale during 1995 and is included in 1995 farm revenues.

               In 1995, Registrant's pistachios were sold to one customer. Registrant's 1995 walnuts were sold to two customers, one of which received approximately 90% of the crop. During 1995 all winegrapes were sold to one winery.

               Registrant's farming operations were hit very hard by winter storms during January 1995. Near record rainfall and winds in excess of 100 miles per hour uprooted approximately 23% of the Ranch's 886 acres of mature almond orchards during the storms. The remaining crops - walnuts, pistachios, winegrapes and newly planted almonds were unharmed by these winds. These storms affected California's entire almond industry, not only from uprooted trees and flooded fields but also from hampered bee a c t i vity needed during the critical pollination period. Consequently, the State's almond crop was reduced to 50% of the 1994 crop and was the second lowest production year since 1986. Due to the short supply of almonds, prices increased which more than offset the revenue losses from the lower yields.

               Grape yields increased when compared to 1994 production, and 1994 was one of Registrant's best grape production years. Prices for grapes sold by Registrant were at very good levels, which were slightly higher than in 1994. For 1995, almond yields were down 34% from the previous year; however, average prices will be up by some 65%. With the almond crop being as short as it is, it should be sold out during the spring of 1996, which places the industry in a good position for strong sales and above average prices for the 1996 crop. Pistachios were in the "off year" of their alternate bearing cycle with no substantial change in price as handlers have a sufficient inventory of nuts from the previous "on year" (1994) to meet consumer demands. The Company's 1995 walnut crop yields were as budgeted; however, statewide the crop was 10% below earlier expectations with quality below normal and smaller sized nuts. The price is expected to be up from 1994 because of this shortage. In addition, supplies of competing nuts, primarily pecans, are down from last year.

               Overall, during 1995, crop revenues were somewhat higher than expected, given the loss of almond trees during January 1995. See "Management's Discussion and Analysis of Financial Statements and Results of Operations." Almond, walnut and pistachio demand should remain good during 1996. Industry expectations are that statewide nut crops will improve when compared to 1995. It is anticipated that nut prices during 1996 will be flat to down, especially almonds, which sold at all time highs during 1995. Registrant has a three year contract with a winery which provides a fixed price for its grape shipments. Registrant's nut crop markets are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices.

               During  February  1996,  Registrant's  almond  orchards were impacted by winter storms. The winter storms included heavy rain and freezing temperatures. These storms arrived during the critical bloom and pollination phase of the almond crop cycle. Due to the timing of these storms, almond crop production could be negatively affected. Registrant's other crops were not affected by these storms.

               1995 was an excellent water year with 100% of Registrant's water entitlement being available from the State Water Contract. In addition, local rainfall received was 200% above normal, which allowed local mountain streams to flow throughout the year, allowing Registrant to capture and utilize this water to offset some of the higher priced State Water Project water. Because of the abundant water, Registrant was able to bank (percolate into the underground) some of its excess supply for future use. The State Department of Water Resources has announced its initial 1996 water supply at 100% of full entitlement notwithstanding below normal precipitation in the early winter months. This level of supply will cover all of the Company's farming needs.

               See discussion of water contract entitlements and long-term outlook for water supply under Part I, Item 2, "Properties-Farmland".

               Farm Management Services. Tejon Farming Company ("TFC"), a wholly-owned subsidiary of Registrant is currently managing the winddown  of  the  Laval  Farms  Limited  Partnership  ("Laval"),
          formerly Tejon Agricultural Partners, under a Farm Management Agreement with Laval, which is terminable on 30-days' notice by Laval. Registrant will continue to manage Laval and receive a fee until certain cleanup work is completed. (See "Laval Farms Limited Partnership," below.)

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

               In 1993 Registrant entered into an Agreement with John Hancock Mutual Life Insurance Company ("John Hancock"), Laval's sole limited partner and secured lender, for an orderly sale of Laval's farmland and eventual dissolution of the partnership. Under the Agreement approximately 13,000 acres of farmland located in the southern San Joaquin Valley and owned by Laval were to be sold. As of March 8, 1996, all of the crop lands have been sold.

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

               During 1993 and prior years Laval provided equipment and d i r ect labor to Registrant in connection with planting, development, and maintenance of permanent crops on Registrant's lands. This arrangement ended at the beginning of 1994. Amounts p a i d by Registrant for such services were approximately $1,786,000 in 1993.

          Oil and Minerals

               Registrant leases certain portions of its land to oil companies for the exploration for, and production of, oil and gas, but does not itself engage in any such exploratory or extractive activities.

               As of December 31, 1995, approximately 9,645 acres were committed to producing oil and gas leases from which the operators produced an average of approximately 494 barrels of oil, 276 MCF of dry gas, and 9 gallons of wet gas per day during 1995. Approximately 1,500 acres were also held under exploratory leases. Registrant's share of production based upon its average royalty rate during the last three years has been 62, 131, and 1 5 7 barrels of oil per day for 1995, 1994, and 1993, respectively. Approximately 271 producing oil wells were located on the leased land as of December 31, 1995. An additional 137 wells were shut-in and non-productive. Shut-in wells occur as oil revenues received by the operators lag behind the cost of keeping the wells in production. Low prices in the oil market have been a disincentive to exploratory leasing and drilling on Registrant's lands. No new wells were drilled on Registrant's lands during 1995. Certain lessees are planning "infill" drilling programs on Registrant's existing producing lands during 1996.

               The   continuing  economic  difficulties  in  the  petroleum
          industry have caused larger companies to attempt to divest economically marginal oil and gas properties. Such interests are typically sold to small independent oil companies which can operate the leases with lower overhead costs. This trend has occurred and is likely to continue with respect to Registrant's oil and gas holdings. Of particular concern to Registrant is the need to assure proper abandonment of non-producing wells and restoration of the land surface upon lease termination. In such instances, Registrant attempts to require the larger company to guarantee performance of key lease terms by the acquiring independent oil company. One positive event, which should help California crude oil prices in the long run, was the lessening of restrictions on export of Alaskan produced oil which became effective during 1995. For years Alaskan crude oil has been tankered to California, which creates an over-supply situation in California. This has resulted in California crude oil receiving prices per barrel less than oil in other parts of the United States. Registrant has seen some price improvement in Kern County during 1995.

               Estimates of oil and gas reserves on Registrant's properties are unknown to Registrant. Registrant does not make such estimates and does not file reports as to reserve estimates with g o vernmental agencies. Registrant's lessees do not make information concerning reserves available to Registrant.

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

               In 1990 Registrant negotiated a new lease with a major sand and gravel producer which was expected to result in the reactivation of Registrant's dormant 205-acre aggregate deposit in the Antelope Valley. Such reactivation did not occur. During 1995, the lessee notified Registrant of its intent not to extend the lease an additional five years. Registrant has not been able to release this site as of March 1996.

          Timber Management and Hunting Programs

               Significant areas of the foothills and mountainous portions of Registrant's land have a large variety of native trees and other vegetation growing thereon, including oak, pine, fir and cedar. During 1993 only oak trees were subject to a timber management and harvesting program for firewood production. During 1994, the firewood production program was phased out due to declining returns. Registrant also operates a hunting program in close cooperation with the California Department of Fish and Game.

          Commercial and Land Use

               Registrant leases to various tenants lands which are used for a full-service truckstop facility, a truck wash, four auto service stations, six restaurants, an automotive repair garage, a United States Postal Service facility, and several microwave repeater locations and radio transmitter and relay sites.

               The Commercial and Land Use Division continues to focus s u bstantial attention on additional development along the Interstate 5 corridor. The land planning process during 1995 identified the Interstate 5 corridor as an area of focus in near term planning and entitlement activities. (See Part I, Item 2, "Properties-Land Use Planning".) A major component of the land planning process calls for commercial improvements and re-landscaping along the sixteen miles of frontage land Registrant owns along Interstate 5. This program began during 1995.

                For 1995, commercial lease revenues increased due to higher traffic counts at the Grapevine Interchange and to the addition of a fast food outlet at the Laval Road Interchange. Within the commercial leasing area, Registrant is in direct competition with other landowners who have highway interchange locations along Interstate 5 within California.

               Customers

               During 1995, 1994 and 1993 the following customers accounted for more than 10% of Registrant's consolidated revenues: Golden State Vintners, a purchaser of grapes (18% in 1995 and 13% in 1994 and 1993), Timmerman Cattle (26% in 1995), and E.A. Miller Cattle Co. (22% in 1994 and 13% in 1993).

          Employees

               At December 31, 1995, Registrant had 52 full-time employees.

                           Executive Officers of Registrant

               The following table shows, as to each executive officer of Registrant, the offices held as of March 7, 1996, the period they have been held, and their age. All of such officers serve at the pleasure of the board of directors. On March 16, 1995,
          R e gistrant announced that Jack Hunt, President and Chief Executive Officer of Registrant, resigned in order to take a similar position at King Ranch in Texas. King Ranch is a privately owned company with extensive ranching and farming operations. Mr. Hunt's successor has not yet been selected, although a search is ongoing. During January 1996, Charles J. Berling resigned from Registrant to return to Colorado in order to pursue other business opportunities.

          Name                  Offices                    Held Since
          Age

          Matt J. Echeverria Senior Vice President,      1987           45
                              Livestock and acting
                              Chief Executive Officer

          John A. Wood       Vice President, Farming     1978           58

          Dennis Mullins     Vice President, Public      1993           43
                              Affairs Secretary and
                              General Counsel

          Allen E. Lyda      Vice President,             1990           38
                              Finance and Treasurer

          David Dmohowski    Vice President, Land        1991           48
                              Planning


               A    d e scription  of  present  and  prior  positions  with
          Registrant, and business experience for the past five years is given below.

               Mr. Echeverria has served as Vice President since 1987 and was elected Senior Vice President in 1995.

               Mr. Wood has served Registrant as Vice President since 1978.

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

          Item 2.   Properties

               Registrant owns approximately 270,000 acres of contiguous land located approximately 60 miles north of Los Angeles and approximately 15 miles east of Bakersfield. The land is undeveloped, except for certain limited farming and commercial uses. Included in the land are portions of the San Joaquin Valley, foothills, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. A number of key transportation and utility facilities, including Interstate 5 (the major north-south federal highway in California), U.S. Highway 58, California Highways 138 and 223, the California Aqueduct, the Southern Pacific-Santa Fe Railway Line and various t r ansmission lines for electricity, oil, natural gas and communication systems cross Registrant's lands.

               For information as to Registrant's livestock, farming, oil and minerals and commercial land use operations on the land, see
          Part I, Item 1 - "Livestock Operations," "Farming Operations," "Oil and Minerals," and "Commercial Land Use."

          Land Use Planning

               Registrant has continued to engage in planning activities related to future uses of its lands. During 1993 Registrant initiated planning programs intended to guide decision making relating to future development on the Ranch with special focus on the important Interstate 5 corridor and potential development opportunities available to Registrant in the next 20 to 25 years. This planning effort was completed in early 1994. In 1995 Registrant conducted additional studies related to architectural standards, landscape design and sign criteria for existing and f u t ure commercial uses along the Interstate 5 corridor. Registrant has filed a General Plan Amendment (GPA) covering approximately 2,600 acres located around its existing truckstop lease just south of the Interstate 5 and Highway 99 junction.

          This GPA includes a mix of proposed commercial and light industrial uses. At present, however, Registrant has not filed a s p ecific plan with any governmental jurisdiction for any additional substantial commercial or residential development of the property. Registrant expects the GPA to be approved during the third or fourth quarters of 1996. The timing of any extensive development of Registrant's property and its nature and extent are expected to be dependent upon market demand, the availability of adequate development capital and the obtaining of appropriate governmental permits and approvals.

               Approximately 250,000 acres of Registrant's land are located in Kern County, California. The Kern County General Plan for this land contemplates continued commercial, resource utilization, farming, grazing and agricultural uses, as well as certain new d e velopments and uses, including housing and recreational facilities. While the County General Plan is intended to provide general guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs.

                 Registrant has not yet made specific proposals to the County to implement any part of its proposed land use concept, except at the Grapevine and Laval Road Interchanges on Interstate
          5. Registrant has been evaluating the potential for a resort or guest ranch concept and for a large residential ranch estates project in the mountain portions of the Ranch accessible from Interstate 5. Since the prospects and timing of residential p r o jects are dependent on market demand, no significant residential development is contemplated in the near term. Registrant is evaluating the environmental and regulatory factors t h a t might affect its ability to secure value-enhancing entitlements for potential land development. The results of this e v aluation will help Registrant in formulating long-range entitlement strategies.

               The remainder of Registrant's land, approximately 20,000 acres, is in Los Angeles County. This area of the ranch is accessible from Interstate 5 via Highway 138 and lies 30 miles w e st of the Antelope Valley communities of Palmdale and Lancaster. Los Angeles County has adopted general plan policies which contemplate future limited residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. No specific land proposals have been made by Registrant to the County. Registrant is actively monitoring regional planning issues and continues to develop its liaison with Los Angeles County government and other r e gulatory agencies needed to preserve future development opportunities.

               In addition to its agricultural contract water entitlements, Registrant has an entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential development. In 1995, Registrant effected the transfer of 4,121 acre feet of entitlement from the agricultural water district that serves its San Joaquin Valley farmlands to an urban water district controlled by Registrant. This action was taken in an effort to assure the availability of the water in the future and not because of any immediate plans for the development of Registrant's property. Portions of the property also have a v ailable ground water sufficient to support low density development.

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

               Due to the property's location and its undeveloped state, from time to time unsolicited proposals are made for governmental or quasi-public uses of portions of the property or neighboring lands by entities, some of which may have the right of eminent domain. For the most part Registrant opposes such uses, because to the extent that any such proposals may be implemented through the use of the power of eminent domain or otherwise, the flexibility to develop some of Registrant's other lands could be correspondingly limited. Registrant completed negotiations with a company concerning the construction of a major oil pipeline over the Ranch during December 1995. The pipeline will follow an alignment of other oil pipelines which are along the Interstate 5 corridor. Final governmental approval has not been received by the pipeline company, and as a result the start of construction may not begin until 1997 or later, if ever. Registrant's lands are also being evaluated as a possible alignment for a high speed rail system between Los Angeles and San Francisco.

          Farmland

               Although changing crop market conditions and the cost and availability of irrigation water bear on the economic feasibility of farming on Registrant's lands, portions of the land located in the San Joaquin Valley are suitable for farming a wide variety of tree, vine and row crops.

               Existing long-term contracts with the Wheeler Ridge-Maricopa Water Storage District ("Wheeler Ridge") provide for water deliveries from the California State Water Project ("Project") to c e rtain farmland in the San Joaquin Valley belonging to Registrant. The long-term water supply picture in the state is uncertain, however, not only due to recurring droughts, but also because of existing and likely additional restrictions placed on exported water from the Sacramento-San Joaquin River Delta ("Delta") to protect allegedly endangered species and improve water quality in the Delta. Reserving water flowing into the Delta for environmental purposes (which water then flows into the San Francisco Bay and is unavailable for beneficial use) has been required. Existing U.S. Fish & Wildlife Service ("FWS")
          regulations    restrict  the export of water south of the Delta.
          Additional restrictions on water exports could be adopted related to the proposed listing of the Sacramento splittail (a fish) as an endangered species and the recent designation of critical habitat for the Delta smelt. However, the impact of these events has been postponed because Congress has placed a moratorium on new endangered species listings, and FWS issued a biological opinion of non-jeopardy for the Delta smelt, which permitted issuance of an incidental take permit for the smelt permitting operation of Delta facilities in compliance with the interim agreement described below. In 1995, the U.S. Environmental Protection Agency withdrew its order restricting Delta exports
          (issued in order to keep salinity levels in the Delta below certain levels) because the State Water Resources Control Board i s s u e d Delta water quality standards that met federal requirements. The impact of these regulations could be severe during drought years when the supply of water for all uses is limited. Pursuant to an interim three-year agreement among the federal agencies, the concerned state agencies, environmental groups, and water users, a maximum of 1.1 million acre feet of water has been reserved for such environmental uses, which water would otherwise be available for beneficial use by state and federal water project participants. However, there is no assurance that this interim agreement will be made permanent, and it could be unwound before its term expires because of a suit filed on a related matter.

               Registrant's  total  water entitlements substantially exceed its permanent crops needs. The 100% allocation made by the Project to the Kern County Water Agency, of which Wheeler Ridge is a sub-unit, should cause deliveries from Wheeler Ridge to be sufficient for Registrant's 1996 crops. Longer term, however, year-to-year uncertainty of the water supply and potentially higher costs for water may jeopardize the financial viability of Wheeler Ridge by forcing marginal operators out of business and shifting a greater portion of the financial burden imposed by long term fixed costs and defaulted water assessments upon the remaining growers. High water costs prevent farmers from raising annual crops. Farmers also may be unable to obtain conventional financing for the higher value permanent crops because of the unpredictability of a water supply to nourish the trees and vines. These effects will be mitigated if the set of agreements among the State and all Project water users known as the "Monterey Agreement" become effective. The Monterey Agreement has been signed but its effective date has been postponed by litigation under the California Environmental Quality Act. The

          Monterey Agreement would improve the reliability of water supply to agricultural users in drought years, and would improve the financial viability of Wheeler Ridge and similarly situated water d i stricts by allowing for the sale of substantial water entitlements to urban users.

               Registrant's contracts with Wheeler Ridge, as of December 31, 1995, provide for annual water entitlements to approximately 5,488 acres of Registrant's lands. Existing Wheeler Ridge water delivery facilities are capable of delivering the contract water entitlement amounts to all of that acreage. The water contracts require annual payments related to the Project and Wheeler Ridge fixed costs, whether or not water is used or available. Payments made under these contracts in 1995 by Registrant totaled approximately $1,109,000.

               I n 1995, Registrant transferred 4,021 acre feet of entitlement from Wheeler Ridge to Tejon-Castac Water District ( " T C WD"), which lies entirely within the boundaries of
          R e g istrant's lands. TCWD contributed 900 acre feet of entitlement to the newly formed Kern Water Bank Authority in order to join the Authority and obtain water banking rights. The Kern Water Bank provides Registrant with a supplemental source of water for agricultural and development uses in drought years. Registrant's investment in the Kern Water Bank could be unwound if the Monterey Agreement, of which the formation of the water bank is a part, fails to become effective due to pending litigation or otherwise. The remaining 3,121 acre feet retained by TCWD are now more directly under the control of Registrant, and would be available for future development purposes in the San Joaquin Valley or in other areas of the Ranch. This water could also be used for farming purposes in the same manner it was used before the transfer with the consent of Wheeler Ridge and the Kern County Water Agency.

               L a n ds benefiting from Wheeler Ridge are subject to contingent assessment liens under the California Water Storage District Law. These liens are senior in priority to any mortgages on the property. The liens secure Wheeler Ridge bonds issued to finance construction of water distribution facilities. Lien enforcement can involve foreclosure of the lands subject to the liens. These liens will be enforced only if Wheeler Ridge revenues from water contracts and other regular revenue sources are not sufficient to meet Wheeler Ridge obligations. Lien assessments are levied by Wheeler Ridge based on estimated benefits to each parcel of land from the water project serving the land. Lands belonging to Registrant are presently subject to such contingent liens totaling approximately $867,000. Since commencement of operations in 1971, Wheeler Ridge has had sufficient revenues from water contract payments and other service charges to cover its obligations without calls on assessment liens, and Wheeler Ridge has advised Registrant that it does not anticipate the need to make any calls on assessment liens.

               Under California law, lands located in a water storage district may be reassessed at the request of the district board of directors or at the request of 10% or more of the district landholders. As a result of any reassessment, which is based upon relative benefits from district facilities to each land parcel, the lien assessments may be redistributed and may increase or decrease for any particular parcel. Additional projects, if any, which might result in new assessment liens, must be approved by landowners of more than one-half of the land (based on valuation) in the district as well as by the California Department of Water Resources.

          Item 3.   Legal Proceedings

               As explained above in the discussion under Part I, Item 1 - "Oil and Minerals", Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National and its subtenant, Systech E n v ironmental Corporation, ("Systech"), currently burn supplemental fuels in the cement plant located on the land leased from Registrant. While National's and Systech's permits to do so have expired, they have been permitted to continue burning hazardous waste as fuel at the cement plant pending a final decision on their permit renewal applications.

               In 1994, the U.S. Environmental Protection Agency ("USEPA") denied National's application for a renewal of its permit to burn supplemental fuels due to the lack of a proper certification of t h e application. USEPA required that Registrant sign a certification in the exact form specified in USEPA's regulations even though under the facts of the case, Registrant was legally precluded from doing so. National appealed the denial of its permit application to the Ninth Circuit Court of Appeals, which in 1995 ruled in favor of National. The Court held that a certification with modified language that Registrant had signed was sufficient as it accomplished the legitimate purposes of the federal regulation at issue. The Court ordered USEPA to consider National's permit on the merits. National has since updated its application for review by USEPA. As a separate matter, Systech has applied for a renewal of its state permit to store supplemental fuels on the leased premises. While the processing of this application by state authorities had been held in abeyance pending the outcome of the Ninth Circuit case, Systech is updating its application for review by the state agency.

               On October 9, 1990, the California Regional Water Quality Control Board for the Lahontan Region ("Regional Board") issued Cleanup and Abatement Order No. 6-90-59 requiring National,

          LaFarge Corporation ("LaFarge", the parent company of the previous operator) and Registrant to clean up and abate ground water contamination in the vicinity of the plant site caused by pollutants being discharged from an old industrial waste landfill on the leased premises. Although Registrant did not deposit any materials in the landfill, the order states that Registrant, as the landowner, is ultimately responsible for complying with the order if LaFarge and National fail to perform the necessary work. Civil fines for violations of a cleanup and abatement order can be as high as $10,000 per day for each day the violation occurs and as high as $15,000 per day for each day a discharge of p o l l utants and a violation of the order occurs. The indemnification obligation under the lease with Registrant, described below, includes claims of this kind. In late 1995, Kern County and the Regional Board accepted a report from LaFarge stating that the old industrial landfill had been cleaned and closed by LaFarge. Thus, LaFarge has completed a major portion of the 1990 Cleanup and Abatement Order ("CAO"). The Regional Board also extended the deadlines and approved amendments proposed by LaFarge to the portion of the CAO dealing with groundwater contamination resulting from this landfill.

               In  1994,  the Regional Board determined that additional old industrial waste landfills ("Additional Landfills") existed on the leased premises, which appeared to have impacted the groundwater in the area. LaFarge volunteered to undertake the investigation and remediation of the Additional Landfills under the Regional Board's supervision, and asked that a CAO not be issued while it was pursuing such work to the Regional Board's satisfaction. Exercising its discretionary authority, the Regional Board agreed not to issue a CAO while LaFarge pursued its work in a satisfactory manner. The presence of two additional landfills has been confirmed.

               In  August  1994,  the  Regional  Board  issued CAO's naming
          LaFarge and National as primarily responsible parties with respect to two additional sites on the leased premises alleged to have been contaminated with hazardous waste. One of those sites was alleged to be a storage area for drums containing lubricants and grease and the other was alleged to be an underground plume of chlorinated hydrocarbons. The orders directed LaFarge and National in effect to determine the extent of the contamination, to determine the source of the chlorinated hydrocarbon plume, to develop a clean-up plan for each site to be approved by the Regional Board, and to perform the work contemplated by the approved clean-up plans. Registrant also was named in the orders with respect to the two additional sites and was directed to provide access to LaFarge and National to the extent it has the right to do so, and to investigate, characterize, and clean up the sites if LaFarge and National fail to do so. Registrant has appealed these orders regarding Registrant's secondary liability, which appeal is pending before the State Water Resources Control

          Board and is expected to be held in abeyance until it is determined whether LaFarge and National comply with the Regional Board's orders. In November 1995, the Regional Board dismissed the CAO for the drum storage area because it determined that the low level of petroleum contamination that was present on the site did not contribute to the contamination of the groundwater. Such contamination was found to be present, but was attributed to the old industrial waste landfill and the Additional Landfills, which a r e upgradient from the drum storage area. Thus, such groundwater contamination will be handled as part of the existing CAO and the Additional Landfill cleanup process, which LaFarge is undertaking voluntarily.

               I n 1991, the Regional Board adopted Waste Discharge Requirements concerning future kiln dust disposal and the existing kiln dust piles stored on the leased premises. The order names National and Registrant as "dischargers" and states that Registrant is responsible for ensuring compliance with the Waste Discharge Requirements if National fails to do so. Persons who violate waste discharge requirements are also subject to the $10,000 per day and $15,000 per day civil fines referenced above. The indemnification obligations under the lease with Registrant, described below, include claims of this kind. The USEPA has proposed to regulate all kiln dust nationwide under the hazardous waste program, but with a tailored set of standards. The proposed rules will mostly involve careful groundwater monitoring and possibly covering dust piles so they do not blow in the wind. Measures of this type are already being taken by National on the c e ment plant site. Kiln dust from cement plants using supplemental fuels will not be treated any differently under this program. The cement industry filed comments opposing the proposed rules for kiln dust and is engaged in a legislative effort to secure the management of kiln dust as a non-hazardous waste. The industry has also proposed an enforceable agreement between the cement manufacturers and USEPA with respect to the management of kiln dust in lieu of regulations. USEPA is considering this approach. In 1995, The California Legislature enacted legislation classifying kiln dust as a non-hazardous waste if it is managed on-site under regulations administered by a regional water quality control board, and it would otherwise be classified as hazardous solely because of its extreme pH content. Management believes this legislative reclassification will apply to the new kiln dust pile currently used by National, but not to older piles created by National's predecessors in interest.

               Under the lease between Registrant and National, the tenant is obligated to indemnify Registrant for costs and liabilities arising directly or indirectly out of the use of the leased premises by the tenant. All obligations under this indemnity provision arising after the assignment of the lease to National (which occurred in August 1987) were assumed by National, and LaFarge has liability for all obligations under the indemnity provisions arising before the assignment. National's obligation is guaranteed by its parent, National Cement Company, Inc. Registrant believes that all of the matters described above in this Item 3 are included within the scope of the National and LaFarge indemnity obligations. National and LaFarge have reached an agreement to share cleanup responsibilities.

               To date Registrant is not aware of any failure by LaFarge and National to comply with the orders of the Regional Board or t o pursue the cleanup of the Additional Landfills in a satisfactory manner, and Registrant has not been called upon to become involved in any of the investigative, characterization or clean-up activities. Registrant believes that LaFarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. Publicly available financial information with respect to LaFarge indicates that it had a net worth of approximately $959 million as of September 30, 1995. National and its parent/guarantor are subsidiaries of a large French company, and so far as the Company is aware, no separate financial statements are publicly available with respect to it. However, Registrant has held discussions with National which indicate sufficient r e sources are available to satisfy any reasonably likely obligations relating to the above matters. Due to the fact that LaFarge and National appear to have been complying with the Regional Board orders and appear to have the financial strength to continue to do so and also to perform their indemnification obligations to Registrant, Registrant believes that it is remote there will be a material effect on the Company. If, however, N a t i onal and LaFarge do not fulfill their cleanup and indemnification responsibilities and Registrant is required at its own cost to perform the landfill, kiln dust, and underground plume remedial work likely to be mandated by the regulatory agencies, the amount of any such expenditure by Registrant could be material.

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
                                        1995                1994

             Quarter               High       Low      High       Low
             First                13-1/4    11-5/8    15-1/4    13-5/8

             Second               14-3/8    12-3/4    14-5/8    13-5/8
             Third                17-3/4    13-1/4    15-1/2      13

             Fourth               16-1/8    13-5/8    14-1/2    11-1/2

               As of March 11, 1996, there were 763 owners of record of Registrant's Common Stock.

               Registrant paid cash dividends of $.05 per share in each of the years 1995 and 1994. Two and one-half cents per share was paid in June and December of each year.

     Item 6.   Selected Financial Data.

                               Years Ended December 31
                           (In thousands of dollars, except
                                  per share amounts)

                              1995        1994      1993       1992     1991


      Operating Revenues,
       Including Interest
       Income               $19,490     $16,882   $19,469(2) $16,563  $15,220
      Net Income                434(1)    1,527     2,972(2)   1,492    1,484


      Total Assets           45,203      44,920    47,111     45,729   45,341

      Long-term Debt          1,800       1,950     3,550      5,150    6,854
      Income Per Share          .03(1)      .12       .23(2)     .12      .12

      Cash Dividends
        Declared and Paid
          Per Share             .05         .05       .05        .05      .05

               (1) Net income from continuing operations was reduced by $400,000 ($240,000 after tax or $.02 per share) due to the charge-off of almond trees destroyed by 1995 winter storms.

               (2) Net income from continuing operations was enhanced by the recognition of a $1,054,000 ($632,000 after tax or $.05 per share) refund from a local water district. (See Note 10 to the Audited Consolidated Financial Statements.)

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

               As reflected in the accompanying financial statements, net income was $434,000 in 1995, $1,527,000 in 1994 and $2,972,000 in
          1993.

               Net income for 1995 decreased when compared to 1994 due primarily to lower operating profits within the Livestock and Commercial and Land Use divisions. Also affecting 1995 net income was the $400,000 ($240,000, or .02 per share, after tax) charge-off of producing almond trees destroyed by winter storms during January 1995.

               Net income for 1994 decreased when compared to 1993 net income due to lower operating profits within the Livestock and Farming divisions as well as the favorable impact in 1993 of a $1,054,000 refund from a water district ($632,000 after tax). The decrease in 1994 operating profits was partially offset by an improvement in operations within the Commercial and Land Use Division. Reduced interest income also affected 1994 results. Changes in revenues and expenses of Registrant's industry segments for the years 1995 and 1994 are summarized below.

          Livestock.    Livestock  operating  profits  of  $2,000  in  1995
          decreased $547,000 or almost 100%, when compared to 1994 operating results. The decrease in operating profits is due primarily to increases in cost of sales ($2,070,000) and the continuing decline of cattle prices during 1995. Cattle sales revenue increased ($1,493,000) during 1995, which partially offset the increase in cost of sales. Cost of sales increased during 1995 due to Registrant delaying the sale of approximately 7,000 head of cattle from May 1995 to October 1995 and placing the cattle in feedlots during the summer months. The extra four months of feedlot costs and an increase in the number of head sold during 1995 were primary factors in the increase in cost of sales. Registrant delayed the sale of cattle during 1995 due to the low cattle prices during May 1995. By delaying the sale, these cattle increased in weight from approximately 750 pounds to approximately 1,150 pounds at the time of sale in October. The increase in weight of cattle sold and the increase in number of cattle sold led to the increase in cattle sales revenue during 1995. Total cattle sold during 1995 were 9,551 compared to 8,474 during 1994. Prices received during 1995 were approximately 15% per pound less than received during 1994. By extending the cattle feeding phase, Registrant realized net profits from the sale of those cattle of approximately $125,000 more than if the cattle had been sold during May as is normally the case.

          During 1995, Registrant continued to use the futures and options market to protect the future selling price of cattle. Without the ability to hedge cattle positions, Registrant would have sustained a further price erosion of approximately $215,000 on the sale of cattle during 1995. Registrant's goal in hedging its cattle is to protect or create a range of selling prices that in years like 1995 allow Registrant to recognize a profit on the sale of cattle once all costs are deducted. The risk in hedging cattle prices is that in those years that prices increase the hedge may limit or cap the potential gains from the increase in price.

          Net earnings for 1995 were also affected by the decision to place ranch raised calves on feed during late summer and not sell until early 1996 due to low prices. This decision pushed revenues that would normally be recognized in 1995 into 1996. The year 1996 is a l s o expected to be difficult financially for livestock producers. Registrant is concerned that cattle prices will stay flat or decrease even further during this inventory correction cycle. Registrant does not expect an improved cattle market until late 1997 or early 1998.

          Livestock Division operating profits of $549,000 in 1994 were $92,000, or 14% less than 1993 operating profits. This decrease in operating profits was due primarily to an increase in the cost of sales of cattle ($393,000) and to lower prices on cattle sold. In addition, revenues from the quarter horse program decreased $106,000 due to a decrease in sales revenues and horse event revenues. These unfavorable variances were partially offset by an increase in revenues from cattle sales ($368,000). The increase in cost of sales and cattle sales revenue was due to an increase in the number of cattle sold during 1994. During 1994, 8,474 head of cattle were sold compared to 7,734 head of cattle during 1993. Cost of sales expense also increased due to a longer than normal carrying time on a portion of the cattle sold during 1994, which increased the inventory cost of the cattle. During 1994 an additional 550 head of cattle were scheduled to be sold but were held over until 1995 so that the cattle could have additional weight gains. The carry over of cattle into 1995 was necessary due to the below normal precipitation during 1994.

          See Part I, Item 1 -"Business-Livestock Operations" for a further discussion of Registrant's livestock operations for 1995 and future expectations.

          Farming. Farming operating profits of $1,811,000 in 1995 were $114,000 or 6% less than 1994 operating profits. The decrease in net earnings is due to the $400,000 ($240,000 after tax) charge-off of destroyed almond trees, lower almond production, reduced pistachio production due to 1995 being the alternate bearing year, and to higher cultural costs and water costs ($125,000). Partially offsetting these unfavorable variances was an increase in almond prices during 1995, the release of the 1994 almond reserve ($200,000) during 1995, and higher grape revenues. C u l t u ral costs increased approximately $650,000 due to unfavorable weather conditions, storm cleanup costs, and to the addition of 304 acres of rubired grapes.

          Changes in individual crop revenues in 1995 compared to 1994 were s i gnificant. Grape revenues increased $1,275,000 due to increases in production and prices during 1995. Of the
          $1,275,000 favorable variance in grape revenues, $1,038,000 is related to the addition of 304 acres of rubired grapes that were purchased during February 1995. Almond revenues increased $347,000 during 1995 in spite of lower production due to a 65% increase in prices and to the release of the 1994 almond reserve. Walnut revenues increased $194,000 due to improved production and a 24% increase in prices during 1995. Pistachio revenues fell approximately $695,000 due to lower production. Pistachio volumes decreased because 1995 was the "off" production year in the alternate year bearing cycle.

          During January 1995, a portion of Registrant's farming operations suffered damages as a result of high winds that were associated with a series of winter storms. Nearly all of the loss occurred in Registrant's producing almond orchards. Approximately 200 acres of trees were uprooted by a combination of high winds and saturated soil conditions due to heavy rainfall. The lost trees r e p resented 23% of Registrant's mature, almond producing orchards. As a result of the storm damage, Registrant recorded a charge to earnings as described above. Registrant incurred only m i n imal damage to its remaining orchards and vineyards. Registrant completed replanting the damaged acreage with almond trees during February 1996. The loss of mature trees will affect future revenues until the replanted crops begin full production, which could take three to five years.

          Registrant expects farming operations to improve during 1996 due to higher production from its almond orchards and continued good production within the grape vineyards. However, with higher production, the price paid for almonds will fall from the all time highs of 1995. Registrant is continuing to develop additional farming acreage in order to improve future revenues and have new crops in full production to offset the loss of any production in current producing orchards in the future as they mature. For a further discussion of the 1995 farming year and expectations refer to Part I, Item 1 - "Business - Farming Operations".

          Farming Division operating profits of $1,925,000 during 1994 were $2,286,000, or 54% less than 1993 operating profits. The decrease in operating profits was due to lower aggregate crop proceeds of $1,325,000 during 1994, the recognition of the gain of $1,054,000 related to water refunds during 1993, and increased fixed water costs during 1994. In addition, 1993 revenues included $294,000 of favorable pricing adjustments related to the 1992 crop which was approximately $200,000 greater than 1993 crop adjustments recognized in 1994. These unfavorable variances were partially offset by reductions in cultural and Farming Division costs of $437,000 during 1994. The decrease in farming expense was due to very favorable farming weather during the spring and summer, which allowed Registrant to change pest, fertilizer, and irrigation programs.

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

          Oil and Minerals. Oil and Mineral operating profits of $1,191,000 in 1995 were $17,000, or 1% less than 1994 operating profits. The decrease in operating profits during 1995 were due p r i m arily to lower land lease income and to increased professional service fees. An increase in cement royalties during 1995 partially offset the above unfavorable variances. Professional service fees increased due to Registrant spending considerable time negotiating with lessees to perform the required field development or abandonment of idle wells. This process increased the number of operating wells in operation during 1995. Land lease revenues declined and are expected to continue to decline due to the economics of exploring for oil within California. Registrant's royalty income from oil and gas should improve slightly during 1996 due to the return of idled wells to production in late 1995 and to the anticipation of improved prices. As discussed in Part I, Item 1 - "Business - Oil and Minerals", crude oil prices have been improving due to the lessening of export restrictions on California and Alaskan crude oil. Cement royalties increased approximately 9.4% during 1995 due to increases in production. Sand and rock royalties should continue to grow due to the addition of an asphalt plant at one location and the proposed expansion of the second sand and rock lease site.

          Oil and Mineral Division operating profits of $1,208,000 in 1994 were $31,000, or 3% below 1993 profits. The decrease in operating profits was due to lower oil and gas royalties

          ($165,000) which were partially offset by increased cement royalties ($96,000) and increased land lease income. Oil and mineral royalties declined due to lower prices and to the receipt of adjustments related to the sharing of gas processing and t r ansportation costs. Cement royalties increased due to improving prices and higher production. Production increased due to additional construction activity within Los Angeles which was related to the 1994 earthquake.

          Commercial and Land Use. An operating loss of $830,000 in 1995 compares to a 1994 operating loss of $285,000 for the Commercial and Land Use Division. The decrease when compared to 1994 is due to an increase in professional service fees ($367,000) and an increase in staffing costs ($170,000) during 1995. Partially offsetting these negative variances was an increase in commercial rents and right of way income of $57,000. Commercial rents increased due to improved traffic flows and to the addition of a n other fast food outlet at the Laval Road Interchange. Professional service costs increased due primarily to legal, legislative, and public affairs activity Registrant was involved in related to a proposed major crude oil pipeline through the ranch. During December 1995 Registrant completed negotiations with respect to an easement for the crude oil pipeline. The actual date of start of construction on the pipeline is not known at this time because governmental approvals have not been received and it is not certain they will be received. Upon the start of construction Registrant will receive a substantial payment that will be recorded as right of way and easement revenues. This potential revenue will not be received until construction of the pipeline begins. See Part I, Item 2, "Properties - Land Planning" for further discussion of planning activities.

          The Commercial and Land Use Division had an operating loss of $285,000 in 1994 which compares to an operating loss of $435,000 in 1993. The improvement over 1993 was due to a reduction in professional service fees ($234,000) related to the Registrant's long-term land planning efforts. The expense was below 1993 due to the timing of planning projects. Registrant will continue to h a ve substantial expense related to future land planning activities (see Part I, Item 2 "Properties - Land Planning" for further discussion of 1994 and future planning activities). Commercial rents and right-of-way rents were comparable to 1993 even though percentage rents were below expectations due to low traffic on Interstate 5 during January and February because of the January 1994 earthquake in Los Angeles.

          Interest. Interest income of $1,374,000 during 1995 was $65,000, or 4.5%, less than 1994 interest income. The decrease when compared to 1994 is due to lower gains on the sale of securities, lower interest rates during 1995 and to lower outstanding investment balances. Investment funds continued to decline during 1995 due to the purchase of land, the payment of dividends, and to capital expenditures.

          Interest income during 1994 of $1,439,000 declined $152,000, or 10% when compared to 1993 interest income. The decrease is due to lower gains on the sale of securities and to lower average outstanding balances of marketable securities. Investment funds have declined due to additional principal payments on long-term debt, the payment of dividends, and to capital expenditures.

          Interest expense increased $149,000 during 1995 due to the increased use of short-term credit lines throughout the year. Short-term debt use increased due to the timing of cash flows throughout 1995 because of the delays in the sale of cattle and the timing of 1995 crop proceeds. Interest expense in 1994 and 1993 was principally attributable to interest on borrowings used to finance Registrant's 758 acre almond and 897 acre wine grape developments, which were developed in 1981.

          Corporate Expenses. Corporate expenses during 1995 increased $177,000, or 8%, when compared to 1994 expenses. The increase was due primarily to higher professional service fees ($157,000) and maintenance fees ($80,000). Partially offsetting these unfavorable variances was a decrease in staff costs of $100,000. Professional service costs were higher because of fees related to the Chief Executive Officer search. Staffing costs fell due to the President resigning during the middle of 1995.

          Corporate  expenses  for  1994  decreased  $21,000,  or  1%  when
          c o m pared  to  1993  expenses.    The  decrease  was  primarily
          attributable to lower professional service fees and legal fees.

          Inflation. Inflation can have a major impact on Registrant's operations. The farming operations are most affected by escalating costs and unpredictable revenues (due to an oversupply of certain crops) and very high irrigation water costs. High fixed water costs related to Registrant's farm lands will continue to adversely affect earnings.

               Prices received by Registrant for many of its products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for Registrant to accurately predict revenue, just as it cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

          Impact of Accounting Change. Registrant will adopt Statement of Financial Accounting Standard (SFAS) No. 123 at year-end December 31, 1996. Registrant will continue to apply APB 25 for the a c c ounting of stock options and provide the appropriate disclosures and pro forma information as described in SFAS No. 123.

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

               R e gistrant invests in debt securities, consisting of treasuries, government agencies, corporate notes, and mortgage backed securities. Registrant has elected to classify its securities as available-for-sale. As of December 31, 1995 the cumulative unrealized fair value adjustment to stockholders' equity is an unrealized gain of $39,000, net of a tax credit of $27,000.

          Financial Condition. Registrant's cash, cash equivalents and short-term investments totaled approximately $20,301,000 at December 31, 1995, a decrease of 15% from the corresponding amount at the end of 1994. Working capital at the end of 1995 was $24,800,000, which is 7% less than a year earlier. Working capital decreased during the year due to capital expenditures, the purchase of land ($1,500,000), and the payment of dividends. Registrant has a revolving line of credit of $5,000,000 that as of December 31, 1995 had a balance of $1,682,000 at an interest rate of 8.50%. The outstanding balance on Registrant's revolving credit line was paid down during January 1996. The revolving line of credit is used as a short-term cash management tool.

               The principal uses of cash and cash equivalents during 1995, 1994, and 1993 consisted of capital expenditures, purchase of land, payments of long-term debt and the payment of dividends.

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

               During 1996, $2,161,000 has been budgeted for capital expenditures, which includes new equipment and improvements to existing facilities. The capital budget also includes 240 acres of farming development at approximately $600,000. (See Part I, Item 1 - "Business-Farming").

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

                                       PART III


          Item 10.   Directors and Executive Officers of the Registrant.

               I n f o r mation as to the directors of Registrant is incorporated by reference from the definitive proxy statement to b e filed by Registrant with the Securities and Exchange
          C o m m ission with respect to its 1996 Annual Meeting of Stockholders. Information as to the Executive Officers of Registrant is set forth in Part I, Item 1 under "Executive Officers of Registrant."

          Item 11.   Executive Compensation.

               Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1996 Annual Meeting of Stockholders.

          Item  12.     Security Ownership of Certain Beneficial Owners and
          Management.

               Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1996 Annual Meeting of Stockholders.

          Item 13.   Certain Relationships and Related Transactions.

               Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1996 Annual Meeting of Stockholders.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
               (a)    Documents  filed  as  part of this report:       Page
          Number

               1.   Consolidated Financial Statements:

                    1.1 Report of Independent Auditors                39

                    1.2 Consolidated Statements of Financial
                        Position - December 31, 1995 and 1994         40

                    1.3 Consolidated Statements of Income -
                        Years Ended December 31, 1995, 1994
                        and 1993                                      42

                    1.4 Consolidated Statements of Stockholders'
                        Equity - Three Years Ended
                        December 31, 1995                             43

                    1.5 Consolidated Statements of Cash Flows -
                        Years Ended December 31, 1995, 1994
                        and 1993                                      44

                    1.6 Notes to Consolidated Financial
                        Statements                                    45

               2.   Supplemental Financial Statement Schedules:

                    NONE

               3.   Exhibits:

                    3.1  Restated Certificate of Incorporation         *

                    3.2  By-Laws                                       *

                    10.1 Water Service Contract with Wheeler
                         Ridge-Maricopa Water Storage District
                         (without exhibits), amendments originally
                         filed under Item 11 to Registrant's
                         Annual Report on Form 10K                    **

                    10.2 Tejon Ranch Co. Stock Option Plan            **

                    10.3 Lease agreement for Mr. San Olen             **

                    22   List of subsidiaries of Registrant           61

                    27   Financial Data Schedule (Edgar)              62

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

               ** This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under item 14 to Registrant's Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

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


                                   TEJON RANCH CO.

          DATED:  March 20, 1996            BY
                                              Matt Echeverria
                                              Senior Vice President and
                                                 acting   Chief   Executive
          Officer
                                              (Principal Executive Officer)



          DATED:  March 20, 1996            BY
                                              Allen E. Lyda
                                              Vice President, Finance &
                                              Treasurer
                                              (Principal Financial and
                                               Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Name                            Capacity                Date



                                          Director         March 8, 1996
          Otis Booth, Jr.


                                          Director         March 8, 1996
          Craig Cadwalader


                                          Director         March 8, 1996
          Dan T. Daniels


                                          Director         March 8, 1996
          Rayburn S. Dezember


                                          Director         March 8, 1996
          Robert F. Erburu


                                          Director         March 8, 1996
          Clayton W. Frye, Jr.


                                          Director         March 8, 1996
          Donald Haskell


                                          Director         March 8, 1996
          Raymond L. Watson


                                          Director         March 8, 1996
          Phillip L. Williams

                              Annual Report on Form 10-K

                      Item 8, Item 14(a)(1) and (2),(c) and (d)

            List of Financial Statements and Financial Statement Schedules

                                Financial Statements

                                   Certain Exhibits

                             Year Ended December 31, 1995

                                   Tejon Ranch Co.

                                  Lebec, California

                          Form 10-K - Item 14(a)(1) and (2)

                           Tejon Ranch Co. and Subsidiaries

           Index to Financial Statements and Financial Statement Schedules


          ITEM 14(a)(1) - FINANCIAL STATEMENTS

          The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:
                                                                      Page
               Report of Independent Auditors                          39
               Consolidated Statements of Financial Position -
                 December 31, 1995 and 1994                            40
               Consolidated Statements of Income -
                 Years Ended December 31, 1995, 1994 and 1993          42
               Consolidated Statements of Stockholders' Equity -
                 Three Years Ended December 31, 1995                   43
               Consolidated Statements of Cash Flows -
                 Years Ended December 31, 1995, 1994 and 1993          44
               Notes to Consolidated Financial Statements              45

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

          I n our opinion, the financial statements listed in the a c c ompanying index to financial statements and financial statement schedules (Item 14(a)(1)) present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                  ERNST & YOUNG LLP


          Los Angeles, California
          February 27, 1996

                           Tejon Ranch Co. and Subsidiaries

                    Consolidated Statements of Financial Position


                                                          December 31
                                                      1995          1994

          Assets
        Current assets:

          Cash and cash equivalents                  $    44,000  $    68,000
          Marketable securities                       20,257,000   23,718,000
          Accounts receivable                          4,487,000    2,125,000
          Inventories                                  2,827,000    3,128,000
          Prepaid expenses and other current assets    1,063,000    1,223,000
        Total current assets                          28,678,000   30,262,000



        Property and equipment, net                   15,073,000   13,284,000




        Other assets:

          Breeding herd, net of accumulated
        depreciation of $112,000 in 1995 and
           $116,000 in 1994                              961,000      907,000
          Other assets                                   491,000      467,000
                                                       1,452,000    1,374,000









        Total assets                                 $45,203,000  $44,920,000

        See accompanying notes.

                                                         December 31
                                                       1995        1994

        Liabilities and Stockholders' equity
        Current liabilities:

          Trade accounts payable                  $    932,000  $1,061,000
          Other accrued liabilities                    343,000     465,000
          Current deferred income                      473,000     287,000
          Income taxes payable                         264,000     556,000
          Short-term note                            1,682,000     907,000
          Current portion of long-term debt            200,000     200,000
        Total current liabilities                    3,894,000   3,476,000


        Long-term debt, less current portion         1,800,000   1,950,000

        Deferred income taxes                        2,540,000   2,736,000




        Commitments and contingencies

        Stockholders' equity:
          Common Stock, $.50 par value per share:
            Authorized shares - 30,000,000
            Issued and outstanding shares -          6,341,000   6,341,000
          Additional paid-in capital                   387,000     387,000

          Unrealized gains (losses) on
           available-for-sale securities, net of        39,000    (372,000)
        taxes
          Retained earnings                         30,202,000  30,402,000
        Total stockholders' equity                  36,969,000  36,758,000
        Total liabilities and stockholders' equity $45,203,000  $44,920,000


        See accompanying notes

                          Tejon Ranch Co. and Subsidiaries

                         Consolidated Statements of Income



                                              Year Ended December 31
                                            1995       1994       1993
       Revenues:
         Livestock                      $ 7,492,000$ 6,030,000$ 5,850,000
         Farming                          7,973,000  6,880,000  9,459,000

         Oil and minerals                 1,295,000  1,296,000  1,358,000
         Commercial and land use          1,356,000  1,237,000  1,211,000
         Interest income                  1,374,000  1,439,000  1,591,000
                                         19,490,000 16,882,000 19,469,000

       Costs and expenses:
         Livestock                        7,490,000  5,481,000  5,209,000

         Farming                          6,162,000  4,955,000  5,248,000
         Oil and minerals                   104,000     88,000    119,000
         Commercial and land use          2,186,000  1,522,000  1,646,000
         Corporate expenses               2,389,000  2,212,000  2,233,000
         Interest expense                   436,000    287,000    424,000
                                         18,767,000 14,545,000 14,879,000

       Income before income taxes           723,000  2,337,000  4,590,000
       Income taxes                         289,000    810,000  1,618,000
       Net income                           434,000$ 1,527,000$ 2,972,000

       Net income per share                    $.03       $.12       $.23



       See accompanying notes.

                          Tejon Ranch Co. and Subsidiaries

                  Consolidated Statements of Stockholders' Equity

                        Three years ended December 31, 1995



                                   Additional  Unrealized
                          Common    Paid-In      Gains        Retained
                          Stock     Capital     (Losses)      Earnings  Total

 Balance,
 January 1, 1993      $6,341,000   $387,000         --- $27,171,000 $33,899,000
   Net income                ---        ---         ---   2,972,000   2,972,000
   Cash dividends
     paid -

     $.05 per share          ---        ---         ---    (634,000)   (634,000)

 Balance,
 December 31, 1993     6,341,000    387,000         ---  29,509,000  36,237,000

 Adjustment to
  beginning balance
  for change in
  accounting method,
  net of taxes of
  $62,000                    ---        ---     122,000        ---      122,000
   Net income                ---        ---         ---   1,527,000   1,527,000

   Cash dividends
     paid-

    $.05 per share          ---        ---         ---    (634,000)   (634,000)
    Change in
    unrealized gains
    (losses) on
    available-for-
    sale securities,
    net of a tax
    benefit of
    $254,000                 ---        ---   (494,000)          ---   (494,000)

 Balance, December
 31,  1994             6,341,000    387,000   (372,000)  30,402,000  36,758,000


   Net income                ---        ---     ---         434,000     434,000

   Cash dividends
     paid-

      $.05 per share         ---        ---     ---        (634,000)   (634,000)
 Changes in
 unrealized
   gains (losses) on
   available-for-
   sale
   securities, net
   of taxes
   of $164,000               ---       ----    411,000           ---    411,000

 Balance, December
 31, 1995             $6,341,000   $387,000     $39,000  $30,202,000 $36,969,000


 See accompanying notes.

                          Tejon Ranch Co. and Subsidiaries

                        Consolidated Statements of Cash Flows



                                          Year ended December 31
                                     1995               1994            1993
 Operating activities
 Net income                    $   434,000       $  1,527,000     $  2,972,000

 Items not affecting cash:
   Depreciation and
    amortization                 1,017,000            906,000          916,000
   Deferred income taxes          (196,000)           (23,000)        (330,000)
   Recognition of deferred
    gains on assets sold               ---            (29,000)         (29,000)

   Gains on sales of
    investments                     (7,000)           (52,000)         (71,000)
   Current deferred income          71,000            (38,000)        (990,000)
 Changes in certain current
  assets and current
  liabilities
     Accounts receivable        (2,362,000)           980,000         (615,000)

     Inventories                   301,000           (268,000)        (357,000)
     Prepaid expenses and
      other current assets          57,000            (15,000)          63,000
     Trade accounts payable
      and other accrued
      liabilities                 (251,000)                ---         136,000

     Income taxes payable         (292,000)        (1,077,000)         811,000
 Net cash (used in) provided
   by operating activities      (1,228,000)         1,911,000        2,506,000


 Investing activities
 Maturities of marketable        8,754,000         14,224,000       20,586,000
  securities
 Funds invested in marketable
  securities                    (4,657,000)       (11,620,000)     (20,120,000)

 Net change in breeding herd      (125,000)          (194,000)         (73,000)
 Property and equipment
  expenditures                  (3,263,000)        (2,179,000)      (1,441,000)
 Net book value of property
  and equipment disposals          528,000             49,000           13,000
 Other                             (24,000)           (43,000)         138,000

 Net cash provided by (used
  in) investing activities       1,213,000            237,000        ( 897,000)


 Financing activities
 Proceeds from revolving line
  of credit                      9,792,000          7,094,000        6,764,000
 Payments on revolving line of
  credit                        (9,017,000)        (7,187,000)      (5,914,000)
 Borrowing of long-term debt     2,000,000                 ---              ---

 Repayments of long-term debt   (2,150,000)        (1,600,000)      (1,600,000)
 Cash dividends paid              (634,000)          (634,000)        (634,000)
 Net cash used in financing
  activities                        (9,000)        (2,327,000)      (1,384,000)

 Increase (decrease) in cash
  and cash equivalents             (24,000)          (179,000)         225,000
 Cash and cash equivalents at
  beginning of year                 68,000            247,000           22,000

 Cash and cash equivalents at   $   44,000     $       68,000   $      247,000
  end of year

 See accompanying notes

                          Tejon Ranch Co. and Subsidiaries

                     Notes to Consolidated Financial Statements

                                  December 31, 1995

          1.  Summary of Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

          Cash Equivalents

          The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash e q u ivalents. The carrying amount for cash equivalents approximates fair value.

          Marketable Securities

          The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Company classifies all marketable securities as available-for-sale, which are stated at fair value with the unrealized gains (losses), net of tax, reported in a separate component of stockholders' equity.

          Credit Risk

          The Company grants credit to customers, principally large cattle purchasers, co-ops, wineries, nut marketing companies, and lessees of Company facilities, all of which are located in California. The Company performs periodic credit evaluations of its customers financial condition and generally does not require collateral.

          During 1995, 1994 and 1993 the following customers accounted for more than 10% of the Company's consolidated revenues, Golden State Vintners (18% in 1995 and 13% in 1994 and 1993), Timmerman Cattle (26% in 1995), and E.A. Miller Cattle Company (22% in 1994 and 13% in 1993).

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

                          Tejon Ranch Co. and Subsidiaries

               Notes to Consolidated Financial Statements (continued)

          1.  Summary of Significant Accounting Policies (continued)

          Cattle Inventories and Breeding Herd

          Cattle raised on the Ranch are stated at the accumulated cost of developing such animals for sale or transfer to a productive f u n ction and purchased cattle are stated at cost plus development costs. All cattle held for sale are valued at the lower of cost (first-in, first-out method) or market and are included in the caption inventories. Purchased bulls and cows, included in the breeding herd and used for breeding, are depreciated using the straight-line method over five to seven years.

          Commodity Contracts Used to Hedge Price Fluctuations

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

          Property and Equipment

          Property and equipment accounts are stated on the basis of cost, except for land acquired upon organization in 1936 which is stated on the basis (presumed to be at cost) carried by the Company's predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Buildings and improvements are depreciated over a 10 year to 27.5 year life. Machinery and equipment is depreciated over a 3 year to 10 year life depending on the type of equipment. Vineyards and orchards are generally depreciated over a 20 year life with irrigation systems over a 10 year life. Oil, gas and mineral reserves have not been appraised, as no value has been assigned to them.

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

          At the time crops are harvested, delivered to buyers and revenues are estimatable, revenues and related costs are recognized, which traditionally occurs in the fourth quarter. Orchard revenues are based upon estimated selling prices, whereas  vineyard  revenues  are  recognized  at  the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company's fiscal year due to supply and demand fluctuations within the orchard crops markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $124,000 in 1995, $97,000 in 1994, and $294,000 in 1993.

          The California Almond Board has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace. During 1994 the California Almond Board required the Company to hold back 10% of almond production which amounted to 163,000 pounds. The almond withhold was due to the record almond production within California during 1994. During 1995, the reserved almonds were released for sale and the Company recorded $236,000 in revenues upon the sale of those almonds. At December 31, 1995 and 1993, no such withholding was mandated.

          Net Income Per Share

          Net  income  per share is based upon the weighted average number
          o f shares of common stock and common stock equivalents outstanding during the year (12,684,105 in 1995 and 12,682,244 in 1994 and 1993). Fully diluted earnings per share are the same as primary earnings per share.

          In March 1992, the Company's Board of Directors adopted the 1992 Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of the Company's common stock to employees, advisors, and consultants of the Company. Since the adoption of the Plan, the Company has granted options to purchase 93,000 shares at a price equal to fair market value at date of grant. Stock options granted have been treated as common stock equivalents per the treasury method when such amounts would be dilutive.

          Environmental

          Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relateto an existing condition caused by past operations and which do not contribute to current or future revenue generation

                           Tejon Ranch Co. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)

          Environmental (continued)

          are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 1995, 1994 or 1993.

          Reclassifications

          Certain amounts in the 1994 and 1993 income statement have been r e c lassified, in order to be consistent with the 1995 presentation.

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

          The Company entered into an Agreement with John Hancock Mutual Life Insurance Company, Laval's sole limited partner and secured lender during 1993, for the sale of Laval's farmland and the eventual dissolution of the partnership. Under the Agreement, approximately 13,000 acres of farmland located in the southern San Joaquin Valley, were divided into smaller farming parcels and as of April 20, 1995, all of the farmland had been sold. In connection with the sale of this farmland, the Company purchased 900 acres, which includes 300 acres of rubired grapes, for a price of $1.5 million.

          Tejon Farming Company (TFC), a wholly-owned subsidiary of the Company, performs services for Laval under a farm management agreement, which is terminable on 30 days' notice by Laval. TFC was paid $200,000 during 1995 and $240,000 in 1994 and 1993 under the management agreement. In addition, during 1993 Laval provided equipment and direct labor to the Company in connection with planting, development and maintenance of permanent crops on Company-owned lands. Total amount paid by the Company for such services was approximately $1,786,000 in 1993.

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

          The following is a summary of available-for-sale securities at December 31:

                                     1995                        1994
                                       Estimated                    Estimated
                                         Fair                         Fair

                            Cost         Value         Cost           Value
 Marketable securities:
   U.S. Treasury and
    agency notes         $14,868,000   $14,869,000  $18,837,000      $18,409,000

   Corporate notes         5,323,000     5,388,000    5,445,000        5,309,000
                         $20,191,000   $20,257,000  $24,282,000      $23,718,000



          As of December 31, 1995, the cumulative fair value adjustment to stockholders' equity is an unrealized gain of $39,000, net of a tax credit of $27,000. The Company's gross unrealized holding gains equals $187,000, while gross unrealized holding losses equals $121,000. On December 31, 1995, the average maturity of U.S. Treasury and agency securities was 1.7 years and corporate notes was 1.2 years. Currently, the Company has no securities with a weighted average life of greater than five years. During 1995, the Company recognized gains of $7,000 on the sale of $5.1 million of securities, carried at historical cost adjusted for amortization and accretion.

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

                         Tejon Ranch Co. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)

          4.  Inventories

          Inventories at December 31, 1995 and 1994 consist principally of cattle held for sale.

          5.  Property and Equipment

          Property and equipment consists of the following at December 31:

                                                  1995                  1994
 Land and land improvements                     $   3,541,000       $ 3,255,000

 Buildings and improvements                         7,260,000         6,519,000
 Machinery, water pipelines, furniture and
  fixtures and other equipment                      4,331,000         4,120,000
 Vineyards and orchards                            13,543,000        12,579,000

                                                   28,675,000        26,473,000
 Less allowance for depreciation                  (13,602,000)      (13,189,000)
                                                 $ 15,073,000       $13,284,000



          6.  Line of Credit and Long-Term Debt

          The Company may borrow up to $5,000,000 on a short-term u n s e c ured revolving line of credit at interest rates approximating the bank's prime rate (8.50% at December 31,
          1995).    The  revolving  line  expires  in September 1997.   At
          December 31, 1995, there was $1,682,000 of outstanding debt under the line of credit agreement.

          At December 31, 1994, the Company had an outstanding short-term borrowing with an investment banking company. The short-term borrowing was in the amount of $907,000, with a maturity of January 16, 1995, and an interest rate of 6.5%.

           Long-term debt consists of the following at December 31:
                                                      1995            1994

             Note payable to a bank               $2,000,000     $      ---

             Note payable to an insurance company        ---      2,150,000
             Less current portion                   (200,000)      (200,000)
                                                  $1,800,000     $1,950,000

                          Tejon Ranch Co. and Subsidiaries

               Notes to Consolidated Financial Statements (continued)

          6. Line of Credit and Long-Term Debt (continued)

          The note payable to a bank provides for interest at an average rate of 7.91% per annum, payable quarterly , on amounts outstanding. Principal is payable in semi-annual installments of $100,000, with the remaining balance due December 31, 1998. Amounts borrowed under the agreement are unsecured. The note payable to an insurance company which was paid off during December 1995, provided for interest at 10% per annum.

          Interest paid approximated interest expense incurred for each of the three years in the period ended December 31, 1995.

          Maturities of long-term debt at December 31, 1995 are $200,000 per year for 1996 and 1997, and $1,600,000 in 1998.

          7.  Common Stock and Stock Option Information

          The 1992 Stock Option Plan provides for the granting of options to purchase a maximum of 230,000 shares of the Company's common stock to employees, advisors, and consultants of the Company at 100% of the fair market value as of the date of grant. The compensation committee of the board of directors administers the plan. There are 93,000 options granted under the 1992 stock option plan with 59,000 options at a grant price of $20 per share, 20,000 options at a grant price of $15 per share, and 14,000 at a grant price of $11.88 per share. During 1995, 14,000 options were granted at a grant price of $11.88 per share and 37,000 options were cancelled. The granting of options are accounted for using APB 25.

          Currently no options granted are exercisable. Options reserved for future granting totalled 137,000 at December 31, 1995.

          8.  Commodity Contracts Used to Hedge Price Fluctuations

          The Company uses commodity derivatives to hedge its exposure to price fluctuations on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will provide a profit once the cattle are sold and all costs are deducted and protect the Company against a disastrous cattle market decline. To help achieve this objective the Company uses the cattle futures and cattle options markets. The Company continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset, stocker cattle. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle are scheduled to be sold. The risk associated with hedging for the Company is that hedging limits or caps the potential profits if cattle prices begin to increase dramatically. Payments received and paid related to outstanding options contracts are d e ferred in prepaid and other current assets and were approximately $40,000 at December 31, 1995. Futures contracts are carried off-balance sheet until the contracts are settled because there is no exchange of cash until settlement.
          Realized  gains,  losses,  and  costs  associated  with  closed contracts is included in cattle inventory and will be recognized in cost of sales expense at the time the hedged stocker cattle are sold. During 1995, the Company recognized approximately $215,000 in net gains from hedging activity as a reduction in cost of sales.

          The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 1995:


     Cattle Hedging
        Activity                                     Estimated
       Commodity                      Original       Fair Value   Estimated Gain
      Future/Option         No.      Contract/Cost  At Settlement     (Loss) at
       Description       Contracts   (Bought) Sold    (Buy) Sell     Settlement

 Corn futures bought
 10,000 Bushels per
 contract                  190      $  (655,000)  $   704,000           $ 49,000

 Cattle futures sold
 50,000 lbs. per
 contract                  87         2,657,000     (2,527,000)          130,000
 Cattle Feeder
 Options:

   Calls sold
   50,000 lbs. per
   contract                40            22,000        (12,000)           10,000

   Puts bought
   50,000 lbs. per
   contract                55           (38,000)        62,000            24,000

          Estimated fair value at settlement is based upon quoted market prices at December 31, 1995.

                           Tejon Ranch Co. and Subsidiaries

                Notes To Consolidated Financial Statements (continued)

          9.  Income Taxes

          The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

          The  provision  for  income  taxes  consists  of the following at
          December 31:
                                     1995             1994         1993
           Federal:

             Current             $   176,000    $   627,000    $1,531,000
             Deferred                 70,000        (12,000)     (220,000)
                                     246,000        615,000     1,311,000

           State:
             Current                  65,000        205,000       417,000
             Deferred                (21,000)       (10,000)     (110,000)

                                      44,000        195,000       307,000
                                 $   289,000    $   810,000    $1,618,000


          The  reasons  for the difference between total income tax expense and  the amount computed by applying the statutory Federal income tax  rate (34%) to income before taxes are as follows at December
          31:
                                             1995          1994          1993
          Income tax at the              $   246,000  $   795,000    $1,561,000
           statutory rate

          State income taxes,
           net of Federal benefit             29,000      129,000       272,000
          Other, net                          14,000     (114,000)     (215,000)
                                         $   289,000  $   810,000    $1,618,000

                           Tejon Ranch Co. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)

          9.  Income Taxes (continued)

          Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. The net current deferred asset is included with prepaid expenses and other assets on the statement of financial position. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

         Deferred tax assets:                   1995         1994        1993
          Unrealized gain (loss) on
            available-for-sale securities      $     ---   $ 192,000   $     ---

          Accrued expense                        117,000     125,000      33,000
          Prepaid revenues                       140,000      98,000     123,000
          Other                                   87,000     121,000      40,000
         Total deferred tax assets               344,000     536,000     196,000

         Deferred tax liabilities:
          Depreciation and amortization        1,387,000   1,498,000   1,122,000
          Involuntary conversion-land            412,000     412,000   1,211,000

          Other                                  741,000     826,000     278,000
         Total deferred tax liabilities        2,540,000   2,736,000   2,611,000
         Net deferred tax liabilities         $2,196,000  $2,200,000  $2,415,000


          The Company made net payments of income taxes of $721,000, $ 2 , 0 0 4 ,000, and $958,000 during 1995, 1994 and 1993, respectively.

          10.  Operating Leases

          The Company is lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 30 years. T h e cost and accumulated depreciation of buildings and i m p r ovements subject to such leases was $2,110,000 and $1,014,000, respectively, at December 31, 1995. Income from commercial rents, included in commercial and land use revenue was $936,000 in 1995, $905,000 in 1994, and $871,000 in 1993. Future
          minimum rental income on noncancelable operating leases as of December 31, 1995 is: $971,000 in 1996, $889,000 in 1997,
          $882,000  in  1998,  $797,000  in  1999,  $792,000  in  2000, and
          $6,498,000 for years thereafter.

                           Tejon Ranch Co. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)

          11.  Commitments and Contingencies

          A total of 6,200 acres of the Company's land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 1996 are $1,382,000, whether water is available or is used. Minimum payments made under these contracts were approximately $1,109,000 in 1995, $985,000 in 1994, and $767,000 in 1993.
          A p proximately 4,600 acres of these lands are subject to contingent assessments of approximately $867,000 to service water district bonded indebtedness, if water district revenues are insufficient to cover bond interest and redemptions when due.

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

          The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, LaFarge Corporation (the parent company of the previous operator) and the Company have been ordered to cleanup and abate an old industrial waste landfill site on the leased premises. Under the lease agreements with National and LaFarge, both companies are required to indemnify the Company for any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and LaFarge, the Company believes that a material effect to the Company is remote at this time.

          12.  Retirement Plan

          The Company has a retirement plan which covers substantially all employees. The benefits are based on years of service and the employee's five year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The


                           Tejon Ranch Co. and Subsidiaries

          12.  Retirement Plan (continued)

          Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA).

          The  following  accumulated benefit information is as of December
          31:
                                                            1995         1994
         Accumulated actuarial present value of
          benefit obligation, including vested
          benefits of $1,542,000 in 1995 and
          $1,755,000 in 1994                            $1,560,000   $1,788,000


         Projected benefit obligation for service
          rendered to date                              $1,893,000   $2,144,000
         Plan assets at fair value                       1,795,000    1,578,000
         Projected benefit obligation in excess of
          Plan assets                                      (98,000)    (566,000)

         Items not yet recognized in earnings:
           Unrecognized net gain from past experience
           different from that assumed and effects of
           changes in assumptions                          671,000    1,168,000
           Unrecognized net transition asset being
           amortized over approximately 17 years          (158,000)    (178,000)

           Adjustment required to recognize minimum
           liability                                           ---     (634,000)
         Prepaid (accrued) pension cost                 $  415,000   $ (210,000)

          Plan assets consist of equity, debt, and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6.5% in 1995 and 1994. The expected long-term rate of return on plan assets was 7.5% in 1995 and 8.0% in 1994.

          Total pension and retirement expense was as follows for each of the years ended December 31:

                                          1995          1994         1993
           Cost components:

           Service cost-benefits
            earned during the
            period                     $  (80,000)   $ (88,000)    $ (85,000)

           Interest cost on
            projected benefit
            obligation                   (136,000)    (126,000)     (124,000)

           Actual return on plan
            assets                        305,000      (87,000)       140,000

           Net amortization and
            deferral                     (209,000)      173,000      (41,000)

           Total net periodic
            pension cost                $(120,000)   $(128,000)    $(110,000)

          13.  Business Segments

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

          Information pertaining to the Company's business segments follows for each of the years ended December 31:

                                           1995            1994         1993

         Segment profits:
           Livestock                    $     2,000    $  549,000    $  641,000
           Farming                        1,811,000     1,925,000     4,211,000
           Oil and minerals               1,191,000     1,208,000     1,239,000
           Commercial and land use         (830,000)     (285,000)     (435,000)
         Segment profits                  2,174,000     3,397,000     5,656,000
         Interest income                  1,374,000     1,439,000     1,591,000
         Corporate expenses              (2,389,000)   (2,212,000)   (2,233,000)
         Interest expense                  (436,000)     (287,000)     (424,000)
         Operating profit               $   723,000   $ 2,337,000   $ 4,590,000

                           Tejon Ranch Co. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)

          13.  Business Segments (continued)

                                                     Depreciation
                                      Identifiable    and                Capital
                                       Assets        Amortization   Expenditures
 1995

   Livestock                          $  5,533,000    $   303,000    $   270,000
   Farming                              10,370,000        477,000      2,287,000
   Oil and minerals                        258,000          1,000            ---
   Commercial and land use               2,713,000        133,000        557,000
   Corporate                            26,329,000        103,000        149,000
   Total                               $45,203,000     $1,017,000     $3,263,000

 1994

   Livestock                          $  5,310,000    $   276,000    $   336,000
   Farming                               7,347,000        395,000        993,000
   Oil and minerals                        179,000          3,000            ---
   Commercial and land use               2,226,000        132,000        801,000
   Corporate                            29,858,000        100,000         49,000
   Total                               $44,920,000    $   906,000     $2,179,000

 1993

   Livestock                          $  4,364,000    $   242,000    $   203,000
   Farming                               8,000,000        381,000        873,000
   Oil and minerals                        187,000          5,000            ---
   Commercial and land use               1,699,000        190,000        320,000
   Corporate                            32,861,000         98,000         45,000
   Total                               $47,111,000    $   916,000     $1,441,000


          Intersegment sales are not significant. Segment profits are total revenues less operating expenses, excluding interest and corporate expenses. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, refundable and deferred income taxes, land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis (presumed to be at cost) carried by the Company's predecessor.

                            Tejon Ranch Co. and Subsidiaries

                 Notes to Consolidated Financial Statements (continued)

          14.  Unaudited Quarterly Operating Results

          The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):

                                         Segment          Net        Earnings
                           Total         Profit            Income    (Loss)
                           Revenue(1)    (Loss)           (Loss)     Per Share
 1995

   First quarter              $ 1,409   $ (818) (2)     $ (661) (2)   $(.05) (2)
   Second quarter               1,792     (355)           (409)        (.03)
   Third quarter                8,716    2,012             970          .08
   Fourth quarter               7,573    1,335             534          .04
                              $19,490   $2,174          $  434        $ .03
 1994

   First quarter              $ 1,383   $ (246)         $ (267)       $(.02)
   Second quarter               5,200      996             441          .03
   Third quarter                1,827     ---             (153)        (.01)
   Fourth quarter               8,472    2,647           1,506          .12
                              $16,882   $3,397          $1,527        $ .12


          (1)  Includes interest income.

          (2) Includes recognition of a $400,000 ($240,000 after tax, or $.02 per share) charge-off of destroyed almond trees.

                                     EXHIBIT INDEX

          3.   Exhibits:

                    3.1 Restated Certificate of Incorporation         *

                    3.2 By-Laws                                       *

                    10.1 Water Service Contract with Wheeler Ridge-
                         Maricopa Water Storage District
                         (without exhibits), amendments originally
                         filed under Item 11 to Registrant's
                         Annual Report on Form 10K                    **

                    10.2 Tejon Ranch Co. Stock Option Plan            **

                    10.3 Lease agreement for Mr. San Olen             **

                    22 List of subsidiaries of Registrant             61

                    27 Financial Data Schedule (Edgar)                62

               (b) Report on Form 8-K filed during the last quarter of the period covered by this report:

                    None.

               (c)  Exhibits

               * T h is document, filed with the Securities Exchange Commission in Washington D.C. (file number 1-7183) under
                    Item 14 to Registrant's Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

               ** T h is document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under
                    Item 14 to Registrant's Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

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

          Partnership,   formerly   Tejon   Agricultural   Partners,   a
          California   limited  partnership,  may  be  deemed  to  be  a

          "subsidiary" of Registrant within the meaning of the Rules under the Securities Exchange Act of 1934 by reason of the fact that the sole general partner of said partnership is L a v al Farms Corporation, a wholly-owned subsidiary of

          Registrant.