Form 10-Q
period 1996-03-31
TEJON RANCH CO
filed 1996-05-08
CIK 96869

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 1996
                                                    --------------
                                          OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from __________ to __________

                  For Quarter Ended                  Commission File Number

                    March 31, 1996                          1-7183
                  -----------------                  ----------------------
                                     TEJON RANCH CO.
                  ---------------------------------------------------------
                  (Exact name of Registrant as specified in its charter)

             Delaware                               77-0196136
        -------------------------------  --------------------------------
        (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

        P.O. Box 1000, Lebec, California                          93243
        --------------------------------                       ---------
        (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code...(805) 248-6774
                                                              -------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X    No
           ----      ------

        Total Shares of Common Stock issued and outstanding on March 31, 1996, were 12,682,244.

        PART I FINANCIAL INFORMATION

                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                      (Unaudited)

                                                       THREE MONTHS ENDED
                                                           March 31
                                                       ------------------
                                                       1996         1995
                                                       ----         ----
        Revenues:
          Livestock                                  $    549     $    328
          Farming                                          24          122
          Oil and Minerals                                281          263
          Commercial and Land Use                         336          326
          Interest Income                                 328          370
                                                     --------     --------
                                                        1,518        1,409

        Costs and expenses:
          Livestock                                       697          598
          Farming                                         378          802
          Oil and Minerals                                 43           11
          Commercial and Land Use                         480          446
          Corporate Expenses                              476          575
          Interest Expense                                 50           79
                                                      -------     --------
                                                        2,124        2,511

        Operating Loss                                   (606)      (1,102)

        Income Tax Benefit                               (242)        (441)
                                                     --------     --------
        Net Loss                                     $   (364)    $   (661)
                                                     ========     ========
        Net Loss Per Share                           $   (.03)    $   (.05)



        See Notes to Consolidated Condensed Financial Statements.

                           TEJON RANCH CO. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)

                                        MARCH  31, 1996       DECEMBER 31, 1995*
                                        ---------------       ------------------
                                           (Unaudited)
        ASSETS
        CURRENT ASSETS
          Cash and Cash Equivalents         $      78               $      44
          Marketable Securities                20,315                  20,257
          Accounts & Notes Receivable           1,036                   4,487
          Inventories:
            Cattle                              3,391                   2,672
            Farming                             1,042                      --
            Other                                  86                     155
          Prepaid Expenses and Other            1,414                   1,063
                                            ---------               ---------
          Total Current Assets                 27,362                  28,678

        PROPERTY AND EQUIPMENT-NET             15,273                  15,073

        OTHER ASSETS                            1,534                   1,452
                                            ---------               ---------
        TOTAL ASSETS                        $  44,169               $  45,203
                                            =========               =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES
          Trade Accounts Payable            $     848               $     932
          Other Accrued Liabilities               259                     343
          Other Current Liabilities             2,019                   2,619
                                            ---------               ---------
          Total Current Liabilities             3,126                   3,894

        LONG-TERM DEBT                          1,800                   1,800

        DEFERRED CREDITS                        2,657                   2,540
                                            ---------               ---------
          Total Liabilities                     7,583                   8,234

        STOCKHOLDERS' EQUITY
          Common Stock                          6,341                   6,341
          Additional Paid-In Capital              387                     387
          Retained Earnings                    29,838                  30,202
          Marketable Securities -
            Unrealized Gains (Losses), Net         20                      39
                                            ---------               ---------
          Total Stockholders' Equity           36,586                  36,969
                                            ---------               ---------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $  44,169               $  45,203
                                            =========               =========
        See Notes to Consolidated Condensed Financial Statements.

        * The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (In thousands)
                                      (Unaudited)
                                                           THREE MONTHS ENDED
                                                                 March 31
                                                           ------------------
                                                            1996        1995
        OPERATING ACTIVITIES                             -------      ------
          Net Loss                                      $    (364)    $  (661)
          Items Not Effecting Cash:
            Depreciation and Amortization                     269         238
            Deferred Income Taxes                             134         -0-
            Gain on Sale of Investments                       -0-           2
          Changes in Current Assets and
            Liabilities:
              Receivables, Inventories and
                Other Assets, Net                           1,408        (279)
              Current Liabilities, Net                       (689)     (1,337)
                                                         --------     -------
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                                758      (2,037)

        INVESTING ACTIVITIES
          Maturities and Sales of Marketable
            Securities                                      3,987       3,124
          Funds Invested in Marketable
            Securities                                     (4,081)       (518)
          Property and Equipment
            Expenditures                                     (450)     (1,414)
          Net Change in Breeding Herds                       (104)         49
          Other                                                 3           7
                                                        ---------    --------
        NET CASH (USED IN) PROVIDED BY
          INVESTING ACTIVITIES                               (645)      1,248
                                                        ---------    --------
        FINANCING ACTIVITIES
          Proceeds From Revolving Line Of Credit            3,700       3,055
          Payments on Revolving Line of Credit             (3,779)     (1,855)
                                                        ---------    --------
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                                (79)      1,200
                                                        ---------    --------
        INCREASE IN CASH AND CASH
          EQUIVALENTS                                          34         411

        Cash and Cash Equivalents at
          Beginning of Year                                    44          68
                                                        ---------    --------
        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                                 $      78     $   479
                                                        =========    ========
        See Notes to Consolidated Condensed Financial Statements.

        TEJON RANCH CO. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (Unaudited)

        March 31, 1996

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

        F o r   further  information,  refer  to  the  Consolidated  Financial
        Statements and footnotes thereto included in Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

        NOTE B - CALCULATIONS OF EARNINGS PER SHARE
        -------------------------------------------
        Earnings per share are calculated using the weighted average number of c o m mon shares outstanding during the period. Common shares outstanding for the three month period ended March 31, 1996 and 1995 were 12,682,244. Registrant has a stock option plan providing for the granting of options to purchase a maximum of 230,000 shares of Registrant's Common Stock to employees, advisors and consultants of Registrant. Currently, options to purchase 79,000 shares are outstanding at prices equal to the fair market value at date of grant (59,000 shares at $20.00 per share, 20,000 shares at $15.00 per share). During the first quarter of 1996, an option to purchase 14,000 shares was cancelled. Stock options granted will be treated as common stock equivalents in accordance with the treasury method when such amounts would be dilutive. Fully diluted common shares outstanding for the three month period ended March 31, 1996 and 1995 were 12,683,094 and 12,682,763 respectively. On April 10, 1996
        Registrant announced that Robert A. Stine would become its President and Chief Executive Officer, and effective May 1, 1996 an option to purchase 100,000 shares was granted to Mr. Stine at $17.875 per share, representing the fair market value of the shares on the date of grant.

        NOTE C - MARKETABLE SECURITIES
        ------------------------------
        Registrant has elected to classify its securities as available-for-s a le per Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore is required to adjust the carrying value of securities to fair value at each reporting date.

        Marketable securities consist of the following at:

                                         March 31             December 31
                                           1996                  1995
                                     ----------------------------------------
                                              Estimated             Estimated
                                                Fair                   Fair
                                     Cost      Value       Cost       Value
                                     ----------------------------------------
 Marketable securities: (in thousands)
    U.S. Treasury and agency
      notes                        $14,402    $14,420     $14,868     $14,869

    Corporate notes                  5,883      5,895       5,323       5,388
                                   -------    -------     -------     -------
                                   $20,285    $20,315     $20,191     $20,257
                                   ==========================================

 As  of  March 31, 1996, the cumulative fair value adjustment is a $30,000
 unrealized gain.    The cumulative fair value adjustment to stockholders'
 equity, net of a deferred tax expense of $10,000, is an unrealized gain of $20,000. Registrant's gross unrealized holding gains equals $165,000, while
 gross unrealized holding losses equals $135,000.   On March 31, 1996, the
 average maturity of U.S. Treasury and agency securities was 1.2 years and corporate notes was 1.7 years. Currently, Registrant has no securities with a weighted average life of greater than five years.

 Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices
 for similar securities.    Registrant's investments in corporate notes are
 with companies with a credit rating of A or better.

 NOTE D - COMMODITY CONTRACTS USED TO HEDGE PRICE FLUCTUATIONS
 -------------------------------------------------------------
 Registrant uses commodity derivatives to hedge its exposure to price fluctuations on its purchased stocker cattle and cattle feed costs. The objective is to protect or create a future price for stocker cattle that will provide a profit once the cattle are sold and all costs are deducted and to
 protect Registrant against market declines.    To help achieve this objective
 Registrant uses the cattle futures and cattle  options  markets.    Registrant
 continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset, stocker cattle. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle are scheduled to be sold. The risk associated with hedging is that hedging imposes a limit on the potential profits from the sale of
 cattle if cattle prices begin to increase dramatically.   The costs of buying
 and selling options and futures contracts reduce profits. Any payments received and paid related to options contracts are deferred in prepaid and other current assets until contracts are closed or expire. There were no



 outstanding option contracts at March  31,  1996.   Cattle futures contracts
 are carried off-balance sheet until the contracts  are  settled.    Realized
 gains, losses, and costs associated with closed contracts equal to $225,000 of net gain is included in cattle inventory and will be recognized in cost of sales expense at the time the hedged stocker cattle are sold.

 The following table identifies the futures contract amounts and option contract costs outstanding at March 31, 1996 (in thousands, except No. of Contracts):


 Cattle Hedging Activity                              Estimated
 Commodity Future/Option                              Fair Value   Estimated
     Description                        Original          At          Gain
                          No.           Contract      Settlement   (Loss) at
                          Contracts   (Bought) Sold   (Buy) Sell   Settlement
 ----------------------------------------------------------------------------
 Corn futures bought
  10,000 Bushels per
  contract                   50         $  (163)       $   169        $ 6


 Cattle futures sold
  50,000 lbs. per
  contract                  120           3,473         (3,376)        97



 Estimated fair value at settlement is based upon quoted market prices at March 31, 1996.

 NOTE E - CONTINGENCIES
 ----------------------
 Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone
 deposits found on the leased acreage.    National,  LaFarge  Corporation  (the
 parent company of the previous operator) and Registrant have been ordered to clean up and abate old industrial waste landfill sites and other contamination of land and groundwater on the leased premises. Under existing lease agreements, National and LaFarge are required to indemnify Registrant for costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and LaFarge, Registrant believes that it is remote there will be a material effect on the Company.

 NOTE F - PAYMENT OF DIVIDEND
 ----------------------------
 On March 8, 1996, the Board of Directors voted to declare a cash dividend of two and one-half cents ($0.025) per share. The dividend will apply to stockholders of record as of the close of business on May 15, 1996 with payment to be made on June 17, 1996.

 MANAGEMENT'S ANALYSIS OF QUARTERLY INCOME STATEMENTS
 ----------------------------------------------------
 Results of Operations
 ---------------------
 Total revenues, including interest income, for the first quarter of 1996 were $1,518,000 compared to $1,409,000 for the first quarter of 1995. The increase in revenues during 1996 is attributable to increases in livestock revenues and commercial and land use revenues that were partially offset by reduced farming revenues. Livestock revenues increased due to the sale of 731 head of cattle during 1996 compared to 398 head of cattle in 1995 and to higher average weights on the cattle sold thus far in 1996. The cattle sold during the first quarter of 1996 were ranch raised calves that normally would have been sold during 1995 but, due to low prices and weights, the sales were postponed to 1996. Commercial and land use revenues have increased due to growth in the percentage rentals Registrant receives. With respect to commercial and land use revenues, the increase is due to higher traffic volumes at highway interchanges which favorably impacts percentage rents. Farming revenues have declined due to reduced farm management fees as a result of the completion of the sale of Farmland by Laval Farms Partners, a limited partnership whose farming operations were managed by Registrant.

 Operating activities during the first quarter of 1995 resulted in a net loss of $364,000, or $.03 per share, compared to a net loss of $661,000, or $.05 per share, for the same period of 1995. The decrease in the net loss when compared to 1995 is due to improved revenues as described above, and a reduction in farming and general and administrative expenses. These favorable variances were partially offset by an increase in commercial and land planning expenses. The decrease in farming expenses when compared to the same period of 1995 was due to the $400,000 ($240,000, or $.02 per share, after tax) charge to earnings in 1995 due to almond trees being destroyed in a winter storm. For further information related to the destroyed almond trees please refer to Registrant's 1995 Form 10-K. General and administrative expenses have declined due to a reduction in staffing costs related to the timing of hiring a new chief executive officer. Commercial and land use costs have increased due to higher water storage costs and higher maintenance costs at the commercial interchanges along Interstate 5.

 Registrant continues to be concerned that cattle prices will stay at the current low levels or even decrease further due to high cattle inventories within the industry, high grain prices, and the potential in the near term for negative publicity related to the mad cow scare in England. Registrant does not expect an improved cattle market until after 1996.

 Based on industry estimates it appears that the California almond crop will not be as large as originally believed due to bad weather during the pollination cycle. Based on lower almond production figures the price per pound for almonds could again be over $2.00 as it was in 1995. Registrant's crops, however, appear to be doing very well, especially the almonds and grapes. It appears that Registrant's pistachio crop may be below expectations due to a lack of winter chilling hours. Although Registrant and others find it necessary from time to time to make business decisions based on projections of future yields and prices, such projections are subject to many uncertainties, by necessity are made on the basis of only limited information and are subject to factors beyond the control of Registrant, such as weather and market forces. No assurance can be given any such projections will turn out to be accurate.

 Registrant is involved in various environmental proceedings related to leased acreage. For a further discussion refer to Registrant's 1995 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no changes since the filing of the 1995 Form 10-K.

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

 Liquidity and Capital Resources
 -------------------------------
 Cash and marketable securities on March 31, 1996 were $20.4 million compared to $20.3 million on December 31, 1995. Working capital on March 31, 1996 was $24.2 million compared to $24.8 million on December 31, 1995. The decrease in working capital at March 31, 1996 as compared to December 31, 1995 is primarily due to property and equipment expenditures.

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

 Impact of Accounting Change
 ---------------------------
 None

 PART II - OTHER INFORMATION
 ---------------------------
 Item 1.            Legal Proceedings
 ------------------------------------
 Not Applicable

 Item 2.            Changes in Securities
 -----------------------------------------
 Not Applicable

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



                                                   TEJON RANCH CO.
                                                   ----------------------------
                                                   (Registrant)



 _____________________                              BY_________________________
 Date                                                 Allen E. Lyda
                                                      Vice President, Finance
                                                      & Treasurer