Form 10-Q
period 1996-06-30
TEJON RANCH CO
filed 1996-08-06
CIK 96869

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    June 30, 1996
                                                    --------------
                                          OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from __________ to__________

                  For Quarter Ended                  Commission File Number
                  -----------------                  ----------------------
                    June 30, 1996                           1-7183

                                     TEJON RANCH CO.
                  (Exact name of Registrant as specified in its charter)

             Delaware                               77-0196136
        -------------------------------  ---------------------------------
        (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

        P.O. Box 1000, Lebec, California                          93243
        ----------------------------------------               ----------
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

        Yes  X    No
           ----      ----
        Total Shares of Common Stock issued and outstanding on June 30, 1996, were 12,682,244.

     PART I FINANCIAL INFORMATION

                           TEJON RANCH CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                         June 30                June 30
                                     ------------------     ----------------
                                     1996         1995        1996      1995
                                     ----         ----        ----      ----
     Revenues:
          Livestock                $ 3,269      $   683     $ 3,818   $ 1 043
          Farming                       50           49          74       171
          Oil and Minerals             338          319         619       582
          Commercial and Land Use      336          399         672       693
          Interest Income              319          342         647       712
                                   -------      -------     -------   -------
                                     4,312        1,792       5,830     3,201

     Costs and Expenses:
          Livestock                  2,580          775       3,277     1,435
          Farming                      369          323         747     1,125
          Oil and Minerals              40           41          83        52
          Commercial and Land Use      588          666       1,068     1,050
          Corporate Expense            586          566       1,062     1,141
          Interest Expense              54          103         104       182
                                   -------       ------      ------    ------
                                     4,217        2,474       6,341     4,985
                                   -------       ------      ------    ------
     Operating Income(Loss)             95         (682)       (511)   (1,784)

     Income Tax Expense(Benefit)        38         (273)       (204)     (714)
                                   -------      -------     -------   -------
     Net Income(Loss)              $    57      $  (409)    $  (307)  $(1,070)
                                   =======      =======     =======   =======


     Earnings Per Share            $   .00      $  (.03)    $  (.02)  $  (.08)
     Cash Dividends Paid
       Per Share                   $  .025      $  .025     $  .025   $  .025


     See Notes to Consolidated Condensed Financial Statements.

                           TEJON RANCH CO. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)

                                       JUNE   30, 1996       DECEMBER 31, 1995*
                                         (Unaudited)
        ASSETS
        CURRENT ASSETS

          Cash and Cash Equivalents         $     102               $      44
          Short-term Investments               20,139                  20,257
          Accounts & Notes Receivable           1,155                   4,487
          Inventories:
            Cattle                              1,682                   2,672
            Farming                             2,237                      --
            Other                                 111                     155
          Prepaid Expenses and Other              830                   1,063
          Total Current Assets                 26,256                  28,678

        PROPERTY AND EQUIPMENT-NET             15,516                  15,073

        OTHER ASSETS                            1,471                   1,452

        TOTAL ASSETS                        $  43,243               $  45,203

        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES

          Trade Accounts Payable            $     585               $     932
          Other Accrued Liabilities               325                     343
          Other Current Liabilities             1,651                   2,619
          Total Current Liabilities             2,561                   3,894

        LONG-TERM DEBT                          1,800                   1,800

        DEFERRED CREDITS                        2,619                   2,540
          Total Liabilities                     6,980                   8,234

        STOCKHOLDERS' EQUITY

          Common Stock                          6,341                   6,341
          Additional Paid-In Capital              387                     387
          Retained Earnings                    29,578                  30,202
          Marketable Securities -
            Unrealized Gains (Losses), Net        (43)                     39
          Total Stockholders' Equity           36,263                  36,969

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $  43,243               $  45,203

        See Notes to Consolidated Condensed Financial Statements.

        * The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.


                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (In thousands)
                                      (Unaudited)
                                                            SIX MONTHS ENDED
                                                                 June 30
                                                           -------------------
                                                            1996        1995
                                                            ----        ----
        OPERATING ACTIVITIES
          Net Income (Loss)                             $    (307)    $(1,070)
          Items Not Effecting Cash:
            Depreciation and Amortization                     541         495
            Deferred Income Taxes                             134         (89)
            Gain on Sale of Investments                       -0-           2

          Changes in Operating Assets and
            Liabilities:
              Receivables, Inventories and
                Other Assets, Net                           2,362      (2,153)
              Current Liabilities, Net                       (846)     (2,216)

        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                              1,884      (5,031)

        INVESTING ACTIVITIES
          Maturities and Sales of Marketable
            Securities                                      5,484       4,788
          Funds Invested in Marketable
            Securities                                     (5,503)     (2,022)
          Property and Equipment
            Expenditures                                     (947)     (1,913)
          Net Change in Breeding Herds                        (60)          3
            Other                                               3         (51)

        NET CASH (USED IN) PROVIDED BY
          INVESTING ACTIVITIES                             (1,023)        805

        FINANCING ACTIVITIES
         Proceeds From Revolving Line of Credit             6,698       6,710
         Payments on Revolving Line of Credit              (7,184)     (1,855)
         Decrease in Long-Term Debt                           -0-        (200)
         Cash Dividend Paid                                  (317)       (317)
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                               (803)      4,338

        INCREASE IN CASH AND CASH EQUIVALENTS                  58         112

        Cash and Cash Equivalents at
          Beginning of Year                                    44          68

        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                                 $     102     $   180

        See Notes to Consolidated Condensed Financial Statements.

        TEJON RANCH CO. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (Unaudited)

        June 30, 1996

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

        The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of Registrant's agricultural activities. Historically, the largest percentage of revenues are recognized during the third and fourth quarters.

        F o r   further  information,  refer  to  the  Consolidated  Financial
        Statements and footnotes thereto included in Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

        NOTE B - CALCULATIONS OF EARNINGS PER SHARE
        -------------------------------------------
        Earnings per share are calculated using the weighted average number of c o m mon shares outstanding during the period. Common shares outstanding for the three month and six month periods ended June 30, 1996 and 1995 were 12,682,244. Registrant has a stock option plan providing for the granting of options to purchase a maximum of 230,000 shares of Registrant's Common Stock to employees, advisors and consultants of Registrant. Currently, options to purchase 179,000 shares are outstanding at prices equal to the fair market value at date of grant (100,000 shares at $17.875 per share, 59,000 shares at $20.00 per share, and 20,000 shares at $15.00 per share). During the first quarter of 1996, an option to purchase 14,000 shares was cancelled. Stock options granted will be treated as common stock equivalents in accordance with the treasury method when such amounts would be dilutive. Fully diluted common shares outstanding for the three month period ended June 30, 1996 and 1995 were 12,685,361 and 12,683,844 respectively. Fully diluted common shares outstanding for the six month period ended June 30, 1996 and 1995 were 12,684,228 and 12,683,303, respectively. There is no change in earnings per share based on the fully diluted common shares outstanding.

        NOTE C - MARKETABLE SECURITIES
        ------------------------------
        Registrant has elected to classify its securities as available-for-s a le per Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore is required to adjust the carrying value of securities to fair value at each reporting date.

        Marketable securities consist of the following at:

                                         June 30             December 31
                                           1996                  1995
                                         -------             -----------
                                             Estimated             Estimated
                                             Fair                   Fair
                                   Cost      Value       Cost       Value

        Marketable securities:
        (in thousands)
          U.S. Treasury and
           agency notes           $13,807    $13,752     $14,868     $14,869
          Corporate notes           6,402      6,387       5,323       5,388
                                  ------------------------------------------
                                  $20,209    $20,139     $20,191     $20,257



        As of June 30, 1996, the cumulative fair value adjustment is a $70,000 u n r e a lized loss. The cumulative fair value adjustment to stockholders' equity, net of deferred tax of $27,000, is an unrealized loss of $43,000. Registrant's gross unrealized holding gains equals $147,000, while gross unrealized holding losses equals $217,000. On
        June 30, 1996, the average maturity of U.S. Treasury and agency s e curities was 1.2 years and corporate notes was 1.7 years. Currently, Registrant has no securities with a weighted average life of greater than five years.

        Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in corporate notes are with companies with a credit rating of A or better.

        NOTE D - COMMODITY CONTRACTS USED TO HEDGE PRICE FLUCTUATIONS
        -------------------------------------------------------------
        Registrant uses commodity contracts to hedge its exposure to price fluctuations on its purchased stocker cattle and cattle feed costs. The objective is to protect or create a future price for stocker cattle that will provide a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect Registrant against market declines. To help achieve this objective Registrant uses the cattle futures and cattle options markets. Registrant continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset, stocker cattle. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle are scheduled to be sold. The risk associated with hedging is that hedging imposes a limit on the potential profits from the sale of cattle if cattle prices begin to increase dramatically. The costs of buying and selling options and futures contracts reduce profits. Any payments received and paid related to options contracts are deferred in and reflected as an asset on the balance sheet in prepaid expenses until contracts are closed or expire. There were no outstanding option contracts at June 30, 1996. Cattle futures contracts are carried off-balance sheet until the contracts are settled. Realized gains, losses, and costs associated with closed contracts equal to $587,000 of net gain is currently included in cost of sales expense due to the sale of hedged cattle.

        The following table identifies the cattle futures contract amounts outstanding at June 30, 1996 (in thousands, except No. of Contracts):





         Cattle Hedging                                 Estimated
            Activity                         Original   Fair Value Estimated
            Commodity               Contract  Contract      At        Gain
          Future/Option     No.    Expiration (Bought)  Settlement (Loss) at
           Description   Contracts    Date     Sold     (Buy) Sell Settlement
        ---------------------------------------------------------------------
        Cattle futures
          sold 50,000
          lbs. per
          contract         10       Jan. 97   $   302    $  (314)    $(12)

         Cattle futures
           sold 50,000
           lbs. per
           contract        15       Apr. 97       466       (473)      (7)


        Estimated fair value at settlement is based upon quoted market prices at June 30, 1996.

        NOTE E - CONTINGENCIES
        ----------------------
        Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National, LaFarge Corporation (the parent company of the previous operator) and Registrant have been ordered to clean up and abate old industrial waste landfill sites and other contamination of land and groundwater on the leased premises. Under existing lease agreements, either National or LaFarge is required to indemnify Registrant for costs and liabilities incurred in connection with the cleanup order depending upon when they arise. Due to the financial strength of National and LaFarge, Registrant believes that it is remote there will be a material effect on the Company.

        MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS
        ---------------------------------------------
        Results of Operations
        ---------------------
        Total revenues, including interest income, for the first six months of 1996 were $5,830,000 compared to $3,201,000 for the first six months of 1995. The increase in revenues during 1996 is primarily attributable to increased livestock revenue that was partially offset by reduced farming revenues and lower interest income. Livestock revenues increased when compared to 1995 due to 7,246 head of cattle being sold during 1996 compared to 1,271 head of cattle during the same period in 1995. This large variation in the number of cattle sold is due to the decision during the second quarter of 1995 to delay the sale of stocker cattle until the fall of 1995 due to low market prices. Registrant continues to hedge the future sales price of stocker cattle using commodity contracts. See Note D - Commodity Contracts Used to Hedge Price Fluctuations, for further information. Farming revenues have declined due to reduced farm management fees because of the completion of the sale of farmland by Laval Farms Limited Partnership, a limited partnership whose farming operations were managed by Registrant. Interest income declined primarily due to fewer funds being available for investment.

        Operating activities during the first six months of 1996 resulted in a net loss of $307,000, or $.02 per share, compared to a net loss of $1,070,000, or $.08 per share, for the same period in 1995. The decrease in the net loss when compared to 1995 is due to improved revenues as described above, and a reduction in farming and general and administrative expenses. These favorable variances were partially offset by an increase in livestock cost of sales. The decrease in farming expenses when compared to the same period of 1995 was due to the $400,000 ($240,000, or $.02 per share, after tax) charge to earnings in 1995 due to almond trees being destroyed in a winter storm. For further information related to the destroyed almond trees p l e a se refer to Registrant's 1995 Form 10-K. General and administrative expenses have declined due to a reduction in staffing costs related to the timing of hiring a new chief executive officer. The increase in livestock cost of sales is related to the higher number of cattle sold during 1996 as compared to 1995.

        Total revenues for the second quarter, including interest income, were $4,312,000 compared to $1,792,000 for the second quarter of 1995. The increase in second quarter revenues is due to the timing of cattle sales as described above.

        During the second quarter of 1996 Registrant had net income of $58,000, or $.00 per share, compared to a loss of $409,000, or $.03 per share, for the same period of 1995. The improvement in net income compared to 1995 is due to increased revenues as described above. These revenues were partially offset by higher cost of sales within the livestock division. Livestock cost of sales are higher due to more cattle being sold during the second quarter of 1996.

        Registrant continues to be concerned that cattle prices will stay at lower levels due to high cattle inventories and high grain prices. Registrant does not expect an improved cattle market during the balance of 1996.

        Based on industry estimates it appears that the California almond crop will be approximately 520 million pounds. Based on this estimate and low inventory levels due to the small 1995 almond crop, the price per pound for almonds could again be over $2.00 as it was in 1995.
        Harvest for Registrant's crops will begin during August. All of Registrant's crops appear to be doing very well with the exception of certain grape varieties, which may be slightly below expectations.
        Actual   production  numbers  will  not  be  known  until  harvest  is completed. Although Registrant and others find it necessary from time to time to make the statements above as to projections of future yields and prices, such projections are subject to many uncertainties, by necessity are made on the basis of only limited information and are subject to factors beyond the control of Registrant, such as weather and market forces. No assurance can be given any such projections will turn out to be accurate.

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

       Liquidity and Capital Resources
       -------------------------------
       Cash and marketable securities on June 30, 1996 were $20.2 million compared to $20.3 million on December 31, 1995. Working capital on June 30, 1996 was $23.7 million compared to $24.8 million on December 31, 1995. The decrease in working capital at June 30, 1996 as compared to December 31, 1995 is primarily due to property and equipment expenditures and the payment of dividends.

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



                                           TEJON  RANCH  CO.
                                           (Registrant)



        -------------------                BY______________________________
        Date                                 Allen E. Lyda
                                             Vice President, Finance
                                             & Treasurer