Form 10-Q
period 1996-09-30
TEJON RANCH CO
filed 1996-11-05
CIK 96869

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    September 30, 1996
                                                    ------------------
                                          OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from ________ to ________

                  For Quarter Ended                  Commission File Number
                  -----------------                  ----------------------
                  September 30, 1996                           1-7183

                                     TEJON RANCH CO.
                  (Exact name of Registrant as specified in its charter)

                   Delaware                          77-0196136
        -------------------------------  --------------------------------
        (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

        P.O. Box 1000, Lebec, California                          93243
        ----------------------------------------               ----------
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

        Yes  X    No
           -----    -----

        Total Shares of Common Stock issued and outstanding on September 30, 1996, were 12,682,244.

     PART I FINANCIAL INFORMATION

                           TEJON RANCH CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        September 30           September 30
                                     ------------------     -----------------
                                     1996         1995        1996      1995
                                     ----         ----        ----      ----
     Revenues:
          Livestock                $ 1,022      $ 4,601     $ 4,840   $ 5,644
          Farming                    3,765        3,035       3,839     3,206
          Oil and Minerals             353          425         972     1,007
          Commercial and Land Use      372          335       1,044     1,028
          Interest Income              312          320         959     1,032
                                     -----        -----      ------    ------
                                     5,824        8,716      11,654    11,917

     Costs and Expenses:
          Livestock                    952        3,888       4,229     5,323
          Farming                    2,145        1,665       2,892     2,790
          Oil and Minerals              43           38         126        90
          Commercial and Land Use      430          793       1,498     1,843
          Corporate Expense            646          543       1,708     1,684
          Interest Expense              78          171         182       353
                                     -----        -----      ------    ------
                                     4,294        7,098      10,635    12,083
                                     -----        -----      ------    ------
     Operating Income (Loss)         1,530        1,617       1,019      (166)

     Income Tax Expense (Benefit)      611          648         407       (66)
                                     -----        -----      ------    ------
     Net Income (Loss)             $   919      $   970     $   612   $  (100)
                                     =====       ======      ======    ======


     Earnings (Loss) Per Share     $   .07      $   .08     $   .05   $  (.01)
     Cash Dividends Paid
       Per Share                   $   --       $   --      $  .025   $  .025


     See Notes to Consolidated Condensed Financial Statements.

                           TEJON RANCH CO. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)

                                      SEPTEMBER  30,1996    DECEMBER 31, 1995*
                                            (Unaudited)
        ASSETS
        CURRENT ASSETS

          Cash and Cash Equivalents         $     123               $      44
          Short-term Investments               20,140                  20,257
          Accounts & Notes Receivable           4,615                   4,487
          Inventories:
            Cattle                              2,081                   2,672
            Farming                             1,989                      --
            Other                                 117                     155
          Prepaid Expenses and Other            1,153                   1,063
          Total Current Assets                 30,218                  28,678

        PROPERTY AND EQUIPMENT-NET             15,663                  15,073

        OTHER ASSETS                            1,504                   1,452

        TOTAL ASSETS                        $  47,385               $  45,203

        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES

          Trade Accounts Payable            $     562               $     932
          Other Accrued Liabilities               263                     343
          Other Current Liabilities             4,876                   2,619
          Total Current Liabilities             5,701                   3,894

        LONG-TERM DEBT                          1,800                   1,800

        DEFERRED CREDITS                        2,652                   2,540
          Total Liabilities                    10,153                   8,234

        STOCKHOLDERS' EQUITY

          Common Stock                          6,341                   6,341
          Additional Paid-In Capital              387                     387
          Retained Earnings                    30,496                  30,202
          Marketable Securities -
            Unrealized Gains, Net                   8                      39
          Total Stockholders' Equity           37,232                  36,969

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $  47,385               $  45,203

        See Notes to Consolidated Condensed Financial Statements.
        *The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (In thousands)
                                      (Unaudited)
                                                           NINE MONTHS ENDED
                                                             September 30
                                                            ---------------
                                                            1996        1995
                                                            ----        ----
         OPERATING ACTIVITIES
          Net Income                                    $     612     $  (100)
          Items Not Affecting Cash:
            Depreciation and Amortization                     889         756
            Decrease Income Taxes                             134         (89)
            Gain on Sale of Investments                       -0-           6

          Changes in Operating Assets and
            Liabilities:
              Receivables, Inventories and
                Other Assets, Net                          (1,579)     (3,256)
              Current Liabilities, Net                        394      (1,241)

        NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                                450      (3,924)

        INVESTING ACTIVITIES
          Maturities and Sales of Marketable
            Securities                                      6,767       5,816
          Funds Invested in Marketable
            Securities                                     (6,703)     (2,079)
          Property and Equipment
            Expenditures                                   (1,424)     (2,274)
          Net Change in Breeding Herds                        (81)        (64)
          Other                                               (26)        (46)

        NET CASH (USED IN) PROVIDED BY
          INVESTING ACTIVITIES                             (1,467)      1,353

        FINANCING ACTIVITIES
          Proceeds From Revolving Line of Credit            9,803       7,610
          Payments of Revolving Line of Credit             (8,390)     (4,555)
          Decrease in Long-Term Debt                          -0-        (200)
          Cash Dividend Paid                                 (317)       (317)
        NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                        1,096       2,538

        INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                     79         (33)
        Cash and Cash Equivalents at
          Beginning of Year                                    44          68

        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                                 $     123     $    35

        See Notes to Consolidated Condensed Financial Statements.

        TEJON RANCH CO. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (Unaudited)

        September 30, 1996

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

        The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of Registrant's agricultural activities. Historically, the largest percentage of revenues are recognized during the third and fourth quarter.

        For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

        NOTE B - CALCULATIONS OF EARNINGS PER SHARE
        -------------------------------------------
        Earnings per share are calculated using the weighted average number of common shares outstanding during the period. Common shares outstanding for the three month and nine month periods ended September 30, 1996 and 1995 were 12,682,244. Registrant has a Stock Option
        Plan providing for the granting of options to purchase a maximum of 230,000 shares of Registrant's Common Stock to employees, advisors and consultants of Registrant. Currently, options to purchase 179,000 shares are outstanding at prices equal to the fair market value at date of grant (100,000 shares at $17.875, 59,000 shares at $20.00 per share, and 20,000 shares at $15.00 per share). During the first quarter of 1996, an option to purchase 14,000 shares was cancelled. Stock options granted will be treated as common stock equivalents in accordance with the treasury method when such amounts would be dilutive. Fully diluted common shares outstanding for the three month period ended September 30, 1996 and 1995 were 12,683,670 and 12,685,198 respectively. Fully diluted common shares outstanding for the nine month period ended September 30, 1996 and 1995 were 12,684,042 and 12,683,946 respectively. There is no change in earnings per share based on the fully diluted common shares outstanding.

        NOTE C - MARKETABLE SECURITIES
        ------------------------------
        Registrant has elected to classify its securities as available-for-sale per Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore is required to adjust securities to fair value at each reporting date.

Marketable securities consist of the following at:

                               September 30               December 31
                                   1996                      1995
                               ------------               -----------
                                      Estimated                  Estimated
                                        Fair                       Fair
                          Cost          Value         Cost         Value

Marketable securities:
(in thousands)
  U.S. Treasury and
   agency notes          $13,314       $13,332       $14,868       $14,869
  Corporate notes          6,813         6,808         5,323         5,388
                          ------        ------        ------        ------
                         $20,127       $20,140       $20,191       $20,257

As of September 30, 1996, the cumulative fair value adjustment is a $13,000 unrealized gain. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax of $5,000, is an unrealized gain of $8,000. Registrant's gross unrealized holding gains equal $183,000, while gross unrealized holding losses equal $170,000. On September 30, 1996, the average maturity of U.S. Treasury and agency securities was 1.2 years and corporate notes was 1.7 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in Corporate notes are with companies with a credit rating of A or better.

NOTE D - COMMODITY DERIVATIVES USED TO HEDGE PRICE FLUCTUATIONS
---------------------------------------------------------------
Registrant uses commodity contracts to hedge its exposure to price fluctuations on its purchased stocker cattle and cattle feed costs. The objective is to protect or create a future price for stocker cattle that will provide a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect Registrant against market declines. To help achieve this objective Registrant uses the cattle futures and cattle options markets to hedge the price of cattle. Registrant also hedges to protect against fluctuations in feed cost by using the corn futures and options markets. Feed costs are hedged in order to protect against large pricing increases in feed costs. Registrant continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle are scheduled to be sold. The risk associated with hedging is that hedging imposes a limit on the potential profits from the sale of cattle if cattle prices begin to increase dramatically. The costs of buying and selling options and future contracts reduce profits. Any payments received and paid related to options contracts are deferred in and reflected as an asset on the balance sheet in prepaid expenses until contracts are closed or expire. There were no outstanding option contracts at September 30, 1996. Cattle futures contracts are carried off-balance sheet until the contracts are settled. Realized gains, losses, and costs associated with closed contracts equal to $587,000 of net gains are currently included in cost of sales expense due to the sale of hedged cattle. The following table identifies the cattle futures contract amounts outstanding at September 30, 1996 (in thousands, except No. of Contracts):

 Cattle Hedging                                        Estimated
    Activity                               Original   Fair Value   Estimated
    Commodity                  Contract   Contract       At          Gain
  Future/Option       No.     Expiration  (Bought)   Settlement   (Loss) at
   Description     Contracts     Date       Sold     (Buy) Sell   Settlement
 --------------    ---------  ----------  ---------  ----------   ----------
 Cattle Futures
   sold 50,000
   lbs. per
   contract           20       Oct. 96     $   633     $  (644)       $(11)

                      10       Jan. 97         302        (328)        (26)

                      15       Apr. 97         466        (487)        (21)

                      20       May. 97         645        (650)         (5)

Estimated fair value at settlement is based upon quoted market prices at September 30, 1996.

NOTE E - CONTINGENCIES
----------------------
Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, LaFarge Corporation (the parent company of the previous operator) and Registrant have been ordered to clean up and abate certain hazardous waste sites on the leased premises. Under existing lease agreements, National or LaFarge is required to indemnify Registrant for costs and liabilities incurred in connection with the cleanup order depending on when the release of hazardous waste occurred. Due to the financial strength of National and LaFarge, Registrant believes that it is remote there will be a material effect on Registrant.

Registrant leases land to TA Operating Corporation, dba Truckstops of America ("TA") for the purpose of operating a truck stop at an exit off of Interstate
5. Registrant has recently learned that a Notice of Violation was issued to TA by the California Regional Water Quality Control Board with respect to two sites on the leased land alleged to contain high concentrations of total petroleum hydrocarbons, including diesel fuel. Although Registrant has not been notified by the Water Board that it is also a responsible party, the Board has taken the position in the past that owners of leased property are responsible for releases of polluting materials by their tenants and Registrant may be designated as a responsible party in the future. Under existing lease agreements, TA is obligated to restore the land to a clean condition and to indemnify Registrant for its losses and expenses incurred in connection with any cleanup order. Under an existing guaranty, BP Exploration & Oil Inc., as the successor of the Standard Oil Company of Ohio ("BP"), has guaranteed all of the obligations of TA under the lease.
Due to the financial strength of BP, Registrant believes that it is remote there will be a material effect on Registrant.

MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS
---------------------------------------------
RESULTS OF OPERATIONS
---------------------
Total revenues, including interest income, for the first nine months of 1996 were $11,654,000 compared to $11,917,000 for the first nine months of 1995. The decrease in revenues during 1996 is primarily attributable to lower livestock revenue that was partially offset by increased farming revenues. Livestock revenues decreased due to 4,721 fewer head of cattle being sold during 1996 and to lower average weights on the cattle sold during 1996. The reduction in the number of head sold was caused by the timing of sales during 1996 and the sale of cattle in 1995 that were originally scheduled for sale in 1994. Cattle weights were lower due to less forage on the ranch. Registrant continues to hedge the future sales price of stocker cattle using commodity contracts. See Note D - Commodity Contracts Used to Hedge Price
Fluctuations, for further information. Farming revenues are higher due to the timing of crop harvests and the recording of crop revenues. In 1996, pistachio and French Colombard, Zinfandel, and Cabernet Sauvignon grape harvests were completed during the third quarter whereas in 1995 only almond and Zinfandel harvests were completed during the third quarter. This resulted in $3,715,000 of crop revenue in 1996 compared to $2,953,000 of crop revenue in 1995. In addition to the timing of crop harvests, grape prices are slightly higher thus far in 1996 than in 1995.

Registrant's operations during the first nine months of 1996 resulted in net income of $612,000, or $.05 per share, compared to a net loss of $100,000, or $.01 per share, for the same period in 1995. The increase in net income when compared to 1995 is due to reductions in livestock and commercial/land planning expenses. These favorable expense variances were partially offset by the decrease in revenues as described above. The decrease in livestock expense is primarily due to lower cost of sales of $1,265,000 on cattle sold during 1996. Cost of sales declined due to fewer cattle being sold and the recognition of hedging gains as described in Note D - Commodity Contracts Used to Hedge Price Fluctuations. Commercial/land planning expenses have decreased due to a reduction in consulting fees associated with planning and entitlement activities.

Total revenues for the third quarter, including interest income, were $5,824,000 compared to $8,716,000 for the third quarter of 1995. The decrease in revenue when compared to 1995 is due to a reduction in livestock revenues that were partially offset by increased farming revenues. Livestock revenues decreased in 1996 due to 3,259 fewer head of cattle being sold during the third quarter of 1996. This large variation in the number of cattle sold is due to the decision during the second quarter of 1995 to delay the sale of stocker cattle until the fall of 1995 due to low market prices. The increase in farming revenues is described above.

During the third quarter of 1996 Registrant had net income of $919,000, or $.07 per share, compared to net income of $970,000, or $.08 per share, for the same period of 1995. The decline in net income when compared to 1995 is due to the decrease in revenues as described above. The decline in revenues was partially offset by reduced expenses as described above. Registrant continues to be concerned that cattle prices will stay at lower levels due to high cattle inventories and high grain prices. Registrant does not expect an improved cattle market during the balance of 1996.

Based on the 1996 harvest completed during October, it appears that the California almond crop will be approximately 520 to 550 million pounds. Based on this estimate and the beginning low inventory levels due to the small 1995 almond crop, the price per pound for almonds could again be over $2.00 as it was in 1995. The yields for all of Registrant's crops appear to be within expectations with the exception of the almond crop which is coming in slightly below expectations. However, any decline in almond production appears to be offset by higher price levels.

Although Registrant finds it necessary from time to time to make projections of future yields and prices in connection with the operation of its business, such projections above as to yields and prices are subject to many uncertainties, by necessity are made on the basis of only limited information and are subject to factors beyond the control of Registrant, such as weather and market forces. No assurance can be given that any such projections will turn out to be accurate.

Registrant is involved in various environmental proceedings related to leased acreage. See Note E - Contingencies. For a further discussion refer to Registrant's 1995 Form 10-K, Part I, Item 3, - "Legal Proceedings". The only material change since the filing of the 1995 Form 10-K is that Registrant may become involved in administrative or legal proceedings respecting the contamination of the Truckstops of America leased premises, as described above under Note E - Contingencies.

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

Liquidity and Capital Resources
-------------------------------
Cash and marketable securities on September 30, 1996 were $20.3 million compared to $20.3 million on December 31, 1995. Working capital on September 30, 1996 was $24.5 million compared to $24.8 million on December 31, 1995. The decrease in working capital at September 30, 1996 as compared to December 31, 1995 is primarily due to property and equipment expenditures, which were partially offset by increased inventory levels.

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



                                       TEJON   RANCH  CO.
                                       (Registrant)


--------------                         BY________________
        Date                             Allen E. Lyda
                                         Vice President, Finance
                                         & Treasurer