Form 10-K
period 1996-12-31
TEJON RANCH CO
filed 1997-03-26
CIK 96869

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark One)

            X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1996

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


               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of Registrant's Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 20, 1997 was $96,115,557 based on the closing price on that date on the American Stock Exchange.

               The number of Registrant's outstanding shares of Common Stock on March 20, 1997 was 12,682,244 shares.

          DOCUMENTS INCORPORATED BY REFERENCE:

               Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on, May 12, 1997 relating to the directors and executive officers of Registrant are incorporated by reference into Part III.

                                                       Total Pages -   92
                                                  Exhibit Index - Page 57


                                        PART I

          Item 1. Business

               Throughout Item I-"Business," Item 2-"Properties," Item 3- "Legal Proceedings," and Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations," Registrant has made forward-looking statements regarding future developments in the cattle industry, Registrant's plans for future plantings of permanent crops, future yields and prices for Registrant's crop, future prices, production and demand for oil and other minerals, future development of Registrant's property, and potential losses to Registrant as a result of pending environmental proceedings. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather and market forces) and with respect to Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that actual future events will be consistent with the forward-looking statements made in this Annual Report.

               Registrant owns approximately 270,000 contiguous acres of land located in Kern and Los Angeles Counties in the State of California on which it is engaged principally in production and sale of beef cattle, farming, and leasing of land for oil, gas and mineral production and commercial purposes. Registrant is also engaged in planning the future uses of its lands.

               The following table shows the revenues, operating profits and identifiable assets of each of Registrant's industry segments for the last three years:


                    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                          (Amounts in thousands of dollars)

                                           1996       1995      1994
          Revenues (1)

          Livestock                    $   5,481 $   7,492 $   6,030
          Farming                          9,107     7,973     6,880
          Oil and Minerals                 1,356     1,295     1,296
          Commercial and Land Use          1,643     1,356     1,237
          Segment Revenues                17,587    18,116    15,443
          Interest Income                  1,308     1,374     1,439
          Total Revenues               $  18,895 $  19,490 $  16,882

          Operating Profits

          Livestock                     $     453 $       2 $     549
          Farming                           3,134     1,811     1,925
          Oil and Minerals                  1,156     1,191     1,208
          Commercial and Land Use            (358)     (830)     (285)
          Segment Profits (2)               4,385     2,174     3,397

          Interest Income                   1,308     1,374     1,439
          Corporate Expense                (2,590)   (2,389)   (2,212)
          Interest Expense                   (295)     (436)     (287)
          Operating Profits             $   2,808 $     723 $   2,337
          Identifiable Segment
            Assets  (3)
          Livestock                     $   5,554 $   5,533 $   5,310
          Farming                          10,545    10,370     7,347
          Oil and Minerals                    259       258       179
          Commercial and Land Use           2,874     2,713     2,226
          Corporate                        28,137    26,329    29,858

          Total Assets                  $  47,369 $  45,203 $  44,920

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

          Livestock Operations

               Registrant conducts a beef cattle range operation upon those portions of its ranch which are not devoted to farming, commercial or other purposes. This range operation depends primarily upon forage from natural vegetation. The beef cattle activities include both commercial cow-calf operations (the maintenance of a cattle herd whose offspring are used to replenish the herd, with excess numbers being sold commercially) and the use of stocker cattle (cattle purchased at light weights for growing on available range forage before being resold). At December 31, 1996, Registrant's cattle herd numbered approximately 15,316 of which approximately 8,350 head were stockers and the remainder were in the breeding herd. At December 31, 1995, Registrant's cattle herd numbered approximately 13,773 of which approximately 6,169 head were stockers. Registrant's range cattle are sold primarily to stocker and feedlot operators. As market conditions and ranch forage conditions warrant, Registrant may, from time to time, feed some of its cattle in commercial feedlots prior to sale of such cattle to packing houses. Registrant sells a few cattle directly to packing houses and to other range operators. As to the sale of cattle, Registrant is in direct competition with other commercial cattle operations throughout the United States. The prices received for Registrant's cattle are primarily dependent upon the commodity market's perception of supply and demand at the time cattle are sold. In an attempt to reduce the market risks of its livestock activities, Registrant sometimes hedges future sales of cattle in the futures and options markets or obtains fixed prices for future delivery through contracts with cattle buyers, feedlots, or packing houses. Registrant also operates a horse breeding program consisting of the breeding of quality bloodline quarter horses, the sale of horses, and the boarding and training of horses.

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

               The cyclical low for this cattle cycle appeared to have occurred in the early summer of 1996 and when coupled with record prices for feed grains compounded price problems for cattle producers. The hedging of Tejon's feeder cattle prices in December of 1995 and January of 1996 prevented Registrant from losing money on spring 1996 feeder cattle sales. Registrant also took advantage of these low stocker cattle prices to purchase several thousand calves from Texas, where drought conditions prevailed, and expects to sell these calves later in 1997 after a season of grazing. In the fall of 1996 an increase in cattle prices began and signaled the possible beginning of the re-building phase of a new cattle cycle. Producers will now begin retaining more females for their cow herds and feeder cattle supplies will diminish. A tremendous corn crop in the Midwest brought feed grain prices back to more normal levels which also helped accelerate the recovery in feeder cattle prices.

               During the last low in the cattle cycle a number of companies in the cattle industry began to explore in depth various forms of strategic alliances within the production, feeding and meat-packing segments of the cattle business. Registrant believes there will be dramatic shifts in the form of cattle marketing in the United States. To be successful in the cattle industry in the future Registrant believes that the producers of beef must become more consumer oriented. To achieve this goal Registrant is beginning a program to vertically integrate its cattle operations. Vertical integration will allow Registrant to control the quality of the product through the production process to the end users. To vertically integrate Registrant must control the feeding of cattle and create strategic alliances with other producers to supply beef products to end users. To begin the process of vertical integration within the beef industry, Registrant has purchased the assets of a cattle feedlot that is located in western Texas. This feedlot will allow Registrant to control the feeding and sales of cattle. The operations of the feedlot will also provide Registrant increased revenues in the future. The purchase of the feedlot occurred on March 10, 1997

          Farming Operations

               In the San Joaquin Valley, Registrant farms permanent crops including the following acreage: wine grapes-1,528, almonds-1,366, pistachios-738 and walnuts-295. Included in the previous acreages are 308 acres of pistachio trees which were planted in 1994, with the first harvestable crops expected in 1998. In 1996, 72 acres of Rubired grapes and 152 acres of almonds were planted. In addition, work began during the fourth quarter of 1996 on the development of 36 acres for the planting of Cabernet Sauvignon and Ruby Cabernet wine grapes in early 1997, with production expected in 1998. In 1997, Registrant will evaluate the possibility of farming developments which may include the planting of approximately 300 acres of almonds and 125 acres of wine grapes in 1998 and approximately 300 acres of almonds in 1999. Registrant's objective in planting new trees and grapes is to offset the normal yield decline as its older plantings reach productive maturity and to improve revenues from the farming operations. As certain of Registrant's permanent crops age to the point of declining yields, Registrant will evaluate the advisability of replanting such crops, or replacing them with different crops, depending upon market conditions.

               Registrant sells its farm commodities to several commercial buyers. As a producer of these commodities, Registrant is in direct competition with other producers within the United States and throughout the world. Prices received by Registrant for its commodities are determined by total industry production and demand levels. Registrant attempts to improve price margins by producing high quality crops through cultural practices and by obtaining better prices through marketing arrangements with handlers.

               In 1996, almonds produced were sold to three domestic commercial buyers, with one of the buyers receiving approximately 54% of the crop.

               The California almond industry is subject to a federal marketing order which empowers the Secretary of Agriculture to set the percentage of almonds which can be sold during any crop year and the percentage of almonds to be held in reserve in order to assist in the orderly marketing of the crop. During 1996 and 1995 the saleable percentage was set at 100% of the total almond crop. For 1994, due to a record crop within California, a 10% reserve was set by the Secretary of Agriculture. This reserve was released for sale during 1995 and is included in 1995 farm revenues.

               In 1996, Registrant's pistachios were sold to one customer. Registrant's 1996 walnuts were sold to two customers, one of which received approximately 80% of the crop. During 1996 all wine grapes were sold to one winery.

               Registrant's farming operations obtained good yields in 1996 for all of its crops with the exception of almonds which, along with the entire California almond industry, sustained cold temperatures and rain early in the year, hampering bee pollination activity. While the 1996 state almond crop was above the 1995 crop, the second lowest crop since 1986, it was equal to the average production for the last 10 years. However, due to the two back-to-back short crops of 1995 and 1996 and low almond inventories, prices increased to more than off-set the revenue losses from the lower yields.

               Grape yields in 1996 were 11% below 1995 production. However, 1996 grape revenues were 12% above that of the 1995 crop due to improved prices. For 1996, almond yields were up 33% from the previous year but below the 7-year average crop by 13%. However, prices for the 1996 crop, although higher than in past years were 19% below 1995. With these two back-to-back short almond crops, the 1996 almond crop is expected to be sold out well before the 1997 almond crop enters the market in late August, which places the industry in a good position for the possibility of strong prices for the 1997 crop. Pistachios were in the "on year" of their alternate bearing cycle and, while the yield was 68% above the 1995 crop, it was below the previous "on year" (1994) yield by 29%. The number of chilling hours (low winter temperatures) required by pistachio trees for adequate dormancy was approximately 50% of normal requirements and affected crop set and yield. Lack of chilling affected the entire California pistachio industry. Pistachio revenue in 1996 was 84% above the 1995 Pistachio revenues. A lower than expected state crop has increased prices and will deplete the handler inventory going into the 1997 pistachio crop. Registrant's 1996 walnut crop yield was at budget and equal to the previous seven years average. State-wide, the walnut crop during the 1996 harvest was below expectations, which caused prices to increase during the year.

               Overall 1996 crop revenues were higher than expected due mainly to higher than expected almond and wine grape prices. See "Management's Discussion and Analysis of Financial Statements and Results of Operations". Almond, walnut and pistachio demand is expected to remain good during 1997. In 1996, Registrant has 4 years remaining on a five year contract with a winery which provides the better of a minimum price or market price for its grape shipments. Registrant's nut crop markets are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices.

               1996 was an excellent water year with 100% of Registrant's water entitlement being available from the State Water Project. In addition, there was sufficient runoff from local mountain streams throughout the year, allowing Registrant to capture and utilize this water to offset some of the higher priced State Water Project water. Because of the abundant water, Registrant was able to bank (percolate into the underground) some of its excess supply for future use. The State Department of Water Resources has announced its initial 1997 water supply at 100% of full entitlement. This is only a tentative commitment, however, and is subject to change. This level of supply, if it ultimately turns out to be available, will cover all of the Registrant's farming needs.

               See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, "Properties-Farmland".

               Farm Management Services. Tejon Farming Company, a wholly-owned subsidiary of Registrant, is currently managing the wind down of the Laval Farms Limited Partnership ("Laval"), formerly Tejon Agricultural Partners, under a Farm Management Agreement with Laval, which is terminable on 30-days' notice by Laval. Registrant is expected to continue to manage Laval and receive a fee until the partnership is dissolved.

               In 1993 Registrant entered into an Agreement with John Hancock Mutual Life Insurance Company ("John Hancock"), Laval's sole limited partner and secured lender, for an orderly sale of Laval's farmland and eventual dissolution of the partnership. Under the Agreement approximately 13,000 acres of farmland located in the southern San Joaquin Valley and owned by Laval were to be sold. As of March 8, 1996, all of the crop lands had been sold.

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

               As of December 31, 1996, approximately 9,645 acres were committed to producing oil and gas leases from which the operators produced an average of approximately 524 barrels of oil, 273 MCF of dry gas, and 11 gallons of wet gas per day during 1996. Approximately 1,600 acres were also held under exploratory leases. Registrant's share of production based upon its average royalty rate during the last three years has been 66, 62, and 131 barrels of oil per day for 1996, 1995, and 1994, respectively. Approximately 264 producing oil wells were located on the leased land as of December 31, 1996. An additional 78 wells have been shut-in and non-productive. Shut-in wells occur as oil revenues received by the operators lag behind the cost of keeping the wells in production. Low prices in the oil market have been a disincentive to exploratory leasing and drilling on Registrant's lands. No new wells were drilled on Registrant's lands during 1996.

               Prices for Kern County's heavy crude oil rose in 1996. Registrant attempts to require lessees to honor their lease obligations to legally and properly abandon non-producing wells in an environmentally sound manner. Registrant believes that the improved economic picture for local crude oil industry will expedite this procedure because local independent producers are expected to have more cash to complete the work.

               Estimates of oil and gas reserves on Registrant's properties are unknown to Registrant. Registrant does not make such estimates and does not file reports as to reserve estimates with governmental agencies. Registrant's lessees do not make information concerning reserves available to Registrant.

               Registrant has approximately 2,440 acres under lease to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant having a design capacity of 600,000 tons of cement per year. The amount of payment which Registrant receives under the lease is based upon shipments from the cement plant. The term of this lease expires in 2007, but National has remaining options to extend the term for two additional successive increments of 20 years each and one final increment of 19 years. For information as to proceedings under environmental laws relating to the cement plant see Item 1-"Legal Proceedings".

               Approximately 433 acres of Registrant's land are leased to owners and operators of sand and gravel screening and rock crushing plants under two leases with rental payments based on the amount of sand and gravel removed and sold. Registrant is actively searching for a new lessee for a third area of the ranch where rock aggregate deposits have been extracted in the past.

          Commercial and Land Use

               Registrant leases to various tenants lands which are used for a full-service truckstop facility, a truck wash, four auto service stations with convenience stores, four full-service restaurants, four fast-food operations, a motel, two antique shops, one industrial site, a United States Postal Service facility, several microwave repeater locations and radio and cellular transmitters/relay sites.

               The Commercial and Land Use Division continues to focus substantial attention on additional development along the Interstate 5 corridor, where the Company owns approximately 16 miles of frontage, with commercial land around four separate interchanges. The land planning process in previous years had identified the Interstate 5 corridor as an area of focus in near term planning and entitlement activities. (See Part I, Item 2, "Properties-Land Use Planning".) In 1996, the Company entered into an agreement for the construction of a new 78-unit motel at Grapevine Center. Registrant will begin to receive revenues from the motel during 1997. Also during 1996, the Company implemented further landscaping and commercial signage improvements called for by earlier planning studies.

               With respect to additional development opportunities in the Interstate 5 corridor, the Company retained in 1996 a team of experts to begin evaluating the market demand and development potential for a major truck and travel plaza at the Laval Road interchange, as well as other highway-oriented uses.

               Within the commercial leasing area, Registrant is in direct competition with other landowners who have highway interchange locations along Interstate 5 within California.

               Customers

               During 1996, 1995 and 1994 the following customers accounted for more than 10% of Registrant's consolidated revenues: Golden State Vintners, a purchaser of grapes (21% in 1996, 18% in 1995 and 13% in 1994), Harris Ranch (18% in 1996), Timmerman Cattle (26% in 1995), and E.A. Miller Cattle Co. (22% in 1994).

          Employees

               At December 31, 1996, Registrant had 52 full-time employees.

                           Executive Officers of Registrant

               The following table shows, as to each executive officer of Registrant, the offices held as of March 20, 1997, the period they have been held, and their age. All of such officers serve at the pleasure of the board of directors.

          Name                Offices                  Held Since     Age

          Robert A. Stine     President and Chief      1996           50
                                 Executive Officer

          Matt J. Echeverria  Senior Vice President,   1987           46
                                 Livestock

          John A. Wood        Vice President, Farming  1978           59

          Dennis Mullins      Vice President, Public   1993           44
                                 Affairs, Secretary
                                 and General Counsel

          Allen E. Lyda       Vice President,          1990           39
                                 Finance, Treasurer
                                 and Assistant Secretary

          David Dmohowski     Vice President, Land     1991           49
                                 Planning


               A description of present and prior positions with Registrant, and business experience for the past five years is given below.

               Mr. Stine has been employed by Registrant since May 1996, serving as President and Chief Executive Officer. Mr. Stine served as the Chief Executive Officer of the Collins Companies from 1986 to April 1995.

               Mr. Echeverria has served as Vice President since 1987 and was elected Senior Vice President in 1995. He also served as acting Chief Executive Officer of Registrant from May 1995 to April 10, 1996.

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

               Mr. Lyda has been employed by Registrant since 1990, serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995.

               Mr. Dmohowski has been employed by Registrant since January 1991, serving as Vice President, Land Planning.

          Item 2.   Properties

               Registrant owns approximately 270,000 acres of contiguous land located approximately 60 miles north of Los Angeles and approximately 15 miles east of Bakersfield. The land is undeveloped, except for certain limited farming and commercial uses. Included in the land are portions of the San Joaquin Valley, foothills, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. A number of key transportation and utility facilities, including Interstate 5 (a major north-south federal highway in California), U.S. Highway 58, California Highways 138 and 223, the California Aqueduct, the Southern Pacific-Santa Fe Railway Line and various transmission lines for electricity, oil, natural gas and communication systems cross Registrant's lands.

               For information as to Registrant's livestock, farming, oil and minerals and commercial land use operations on the land, see
          Part I, Item 1 - "Livestock Operations," "Farming Operations," "Oil and Minerals," and "Commercial Land Use."

          Land Use Planning

               Registrant has continued to engage in planning activities related to future uses of its lands. Over the last two years Registrant initiated planning programs intended to guide decision making relating to future development on the Ranch with special focus on the important Interstate 5 corridor and potential development opportunities available to Registrant in the next 20 to 25 years. In 1995 Registrant conducted studies related to architectural standards, landscape design and sign criteria for existing and future commercial uses along the Interstate 5 corridor. In late 1995, Registrant filed a General Plan Amendment (GPA) with Kern County covering approximately 2,600 acres located around its existing truckstop lease just south of the Interstate 5 and Highway 99 junction. This GPA includes a mix of proposed commercial and light industrial uses. At present, however, Registrant has not filed a specific plan with any governmental jurisdiction for any additional substantial commercial development of the property. The timing of any extensive development of Registrant's property and its nature and extent are expected to be dependent upon market demand, the availability of adequate development capital and the obtaining of appropriate governmental permits and approvals.

               Approximately 250,000 acres of Registrant's land are located in Kern County, California. The Kern County General Plan for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including housing and recreational facilities. While the County General Plan is intended to provide general guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. In addition to the General Plan, ranch lands will require specific zoning and site plan approvals prior to actual development.

               Registrant has not yet made specific proposals to the County to implement any part of its proposed land use concept, except at the Grapevine and Laval Road Interchanges on Interstate 5. Along the Interstate 5 corridor, Registrant is aggressively pursuing new commercial activity in order to meet the needs of the 50,000 vehicles per day that travel through the ranch. To meet this built-in customer base, Registrant is investigating several potential opportunities that can expand current commercial activities. The most current project undertaken will result in the completion of a motel at the Grapevine Center Interchange during March 1997. This facility will be owned and operated by the developer under a percentage lease. Registrant is currently evaluating the feasibility of expanding the retail services at the Grapevine Interchange and adding additional services for the trucking industry at the Laval Road Interchange.

               Registrant has been evaluating the potential for a resort or guest ranch concept and for a large residential estates project in the mountain portions of the Ranch accessible from Interstate
          5. Since the prospects and timing of residential and recreational projects are dependent on market demand, no significant residential development is contemplated in the near term. Registrant is evaluating the environmental and regulatory factors that might affect its ability to secure value-enhancing entitlements for potential land development. The results of this evaluation will help Registrant in formulating long-range entitlement strategies.

               The remainder of Registrant's land, approximately 20,000 acres, is in Los Angeles County. This area of the ranch is accessible from Interstate 5 via Highway 138 and lies 30 miles west of the Antelope Valley communities of Palmdale and Lancaster. Los Angeles County has adopted general plan policies which contemplate future limited residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. No specific land proposals have been made by Registrant to the County. Registrant continues to monitor regional planning issues and continues to develop its liaison with Los Angeles County government and other regulatory agencies needed to preserve future development opportunities.

               In addition to its agricultural contract water entitlements, Registrant has an entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential and/or commercial development. In 1995, Registrant effected the transfer of 4,021 acre feet of entitlement from the agricultural water district that serves its San Joaquin Valley farmlands to an urban water district controlled by Registrant. This action was taken in an effort to assure the availability of the water in the future and not because of any immediate plans for the development of Registrant's property. Portions of the property also have available ground water sufficient to support low density development.

               Portions of Registrant's property consist of mountainous terrain, and much of the property is not presently served by developed roads or by utility or water lines. Any significant development of the property would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner which accommodates a number of environmental concerns, including endangered species issues, that may limit development of portions of the property.

               Due to the property's location and its undeveloped state, from time to time unsolicited proposals are made for governmental or quasi-public uses of portions of the property or neighboring lands by entities, some of which may have the right of eminent domain. For the most part Registrant opposes such uses because, to the extent that any such proposals may be implemented through the use of the power of eminent domain or otherwise, the flexibility to develop some of Registrant's other lands could be correspondingly limited. Registrant completed negotiations with a company concerning the construction of a major oil pipeline over the Ranch during December 1995. The pipeline will follow an alignment of other oil pipelines which are along the Interstate 5 corridor. Final governmental approvals were received by the pipeline company in 1996, but commencement of construction has been delayed by a suit filed by the City of Los Angeles challenging the accuracy of the pipeline's federal environmental documentation. As a result the start of construction may not begin until 1997 or later, if ever. Registrant's lands are also being evaluated as a possible alignment for a high speed rail system between Los Angeles and San Francisco.

          Farmland

               Although changing crop market conditions and the cost and availability of irrigation water bear on the economic feasibility of farming on Registrant's lands, portions of the land located in the San Joaquin Valley are suitable for farming a wide variety of tree, vine and row crops.

               Existing long-term contracts with the Wheeler Ridge-Maricopa Water Storage District ("Wheeler Ridge") provide for water deliveries from the California State Water Project ("Project") to certain farmland in the San Joaquin Valley belonging to Registrant. The long-term water supply picture in the state is uncertain, however, not only due to recurring droughts, but also because of existing and likely additional restrictions placed on exported water from the Sacramento-San Joaquin River Delta ("Delta") to protect allegedly endangered species and improve water quality in the Delta. Reserving water flowing into the Delta for environmental purposes (which water then flows into the San Francisco Bay and is unavailable for beneficial use) has been required. The impact of these regulations could be severe during drought years when the supply of water for all uses is limited. Pursuant to an interim three-year agreement that expires in late 1997 among the federal agencies, the concerned state agencies, environmental groups, and water users, a maximum of 1.1 million acre feet of water has been reserved for such environmental uses, which water would otherwise be available for beneficial use by state and federal water project participants. However, there is no assurance that this interim agreement will be made permanent, and it could be unwound before its term expires because of a suit filed on a related matter.

               Registrant's total water entitlement substantially exceed its permanent crop needs. The 100% allocation made by the Project to the Kern County Water Agency, of which Wheeler Ridge is a sub-unit, should cause deliveries from Wheeler Ridge to be sufficient for Registrant's 1997 crops. Longer term, however, year-to-year uncertainty of the water supply and potentially higher costs for water may jeopardize the financial viability of Wheeler Ridge by forcing marginal operators out of business and shifting a greater portion of the financial burden imposed by long term fixed costs and defaulted water assessments upon the remaining growers. High water costs prevent farmers from raising annual crops. Farmers also may be unable to obtain conventional financing for the higher value permanent crops because of the unpredictability of a water supply to nourish the trees and vines. These effects will be mitigated if the set of agreements among the State and all Project water users known as the "Monterey Agreement" become effective. The Monterey Agreement has been signed but its effective date has been postponed by litigation under the California Environmental Quality Act. The Monterey Agreement would improve the reliability of water supply to agricultural users in drought years, and would improve the financial viability of Wheeler Ridge and similarly situated water districts by allowing for the sale of substantial water entitlement to urban users.

               Registrant's contracts with Wheeler Ridge, as of December 31, 1996, provide for annual water entitlement to approximately 5,488 acres of Registrant's lands. Existing Wheeler Ridge water delivery facilities are capable of delivering the contract water entitlement amounts to all of that acreage. The water contracts require annual payments related to the Project and Wheeler Ridge fixed costs, whether or not water is used or available. Payments made under these contracts in 1996 by Registrant totaled approximately $1,277,000.

               In 1995, Registrant transferred 4,021 acre feet of entitlement from Wheeler Ridge to Tejon-Castac Water District ("TCWD"), which lies entirely within the boundaries of Registrant's lands. TCWD contributed 900 acre feet of entitlement to the newly formed Kern Water Bank Authority in order to join the Authority and obtain water banking rights. The Kern Water Bank provides Registrant with a supplemental source of water for agricultural and development uses in drought years. Registrant's investment in the Kern Water Bank could be unwound if the Monterey Agreement, of which the formation of the water bank is a part, fails to become effective due to pending litigation. The remaining 3,121 acre feet retained by TCWD are now more directly under the control of Registrant and would be available for future development purposes in the San Joaquin Valley or in other areas of the Ranch. This water could also be used for farming purposes in the same manner it was used before the transfer with the consent of Wheeler Ridge and the Kern County Water Agency.

               Lands benefiting from Wheeler Ridge are subject to contingent assessment liens under the California Water Storage District Law. These liens are senior in priority to any mortgages on the property. The liens secure Wheeler Ridge bonds issued to finance construction of water distribution facilities. Lien enforcement can involve foreclosure of the lands subject to the liens. These liens will be enforced only if Wheeler Ridge revenues from water contracts and other regular revenue sources are not sufficient to meet Wheeler Ridge obligations. Lien assessments are levied by Wheeler Ridge based on estimated benefits to each parcel of land from the water project serving the land. Lands belonging to Registrant are presently subject to such contingent liens totaling approximately $842,000. Since commencement of operations in 1971, Wheeler Ridge has had sufficient revenues from water contract payments and other service charges to cover its obligations without calls on assessment liens, and Wheeler Ridge has advised Registrant that it does not anticipate the need to make any calls on assessment liens.

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


          Item 3.   Legal Proceedings

               Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. See "Business-Oil and Minerals." National currently burns hazardous waste as supplemental fuel in the cement plant located on the land leased from Registrant. The fuel is obtained, transported, stored and processed by National's subtenant, Systech Environmental Corporation ("Systech"). While the permits issued to National and Systech by the U.S. Environmental Protection Agency ("USEPA") have expired, National and Systech have been permitted to continue the handling and burning of hazardous waste as fuel at the cement plant pending a final decision on their permit renewal applications.

               A number of contaminated sites have been discovered on the land leased to National, including several landfills containing industrial waste, a storage area for drums containing lubricants and grease, an underground plume of chlorinated hydrocarbons, and diesel fuel which leaked from a pipeline. Because the waste in some or all of the sites has contaminated groundwater, the California Regional Water Quality Control Board for the Lahontan Region (the "Regional Water Board") has issued abatement orders with respect to certain of the sites. The abatement orders, which have different provisions depending on the site involved, generally require National, Lafarge Corporation ("Lafarge"), the predecessor in interest to National under the existing lease, and the Registrant to clean up and abate soil and ground water contamination in the vicinity of the sites. Although Registrant did not deposit any of the contaminants, the orders state that Registrant, as a landowner, will be responsible for complying with the orders if Lafarge and National fail to perform the necessary work. Civil fines for violations of a cleanup and abatement order can be as high as $10,000 per day for each day the violation occurs and as high as $15,000 per day for each day a discharge of pollutants and a violation of the order occurs.

               Lafarge has undertaken the investigation and remediation of the landfills and has completed the removal of contaminated soils from some of them. Additional work is required to remove contaminated soils and to alleviate groundwater contamination resulting from the landfills. The abatement order issued by the Regional Water Board with respect to the drum storage area has been dismissed because of the low level of petroleum contamination. Lafarge has completed a substantial amount of the site investigation with respect to the chlorinated hydrocarbons and is developing a feasibility study evaluating different remediation options. The plume of chlorinated hydrocarbons covers an extensive area and appears to have migrated off of the leased premises at one point. With respect to the diesel pipe leak, Lafarge has performed some site investigation and requested that the Regional Water Board approve closure of the site without requiring any remediation. Registrant opposed the request, and in December 1996, the Regional Water Board denied Lafarge's request. Registrant believes that Lafarge will be ordered to undertake further site investigation. There appears to be significant contamination along the length of the pipeline, and portions of the contamination appear to be located under the cement plant itself, which means that remediation, if possible, may be more difficult and expensive.

               In 1991, the Regional Board adopted Waste Discharge Requirements ("WDR's") concerning future kiln dust disposal and the existing kiln dust piles stored on the leased premises. The WDR's name National and Registrant as "dischargers" and state that Registrant is responsible for ensuring compliance with the WDR's if National fails to do so. Persons who violate WDR's are also subject to the $10,000 per day and $15,000 per day civil fines referenced above. The Regional Water Board has announced that it is considering amending the WDR's for the cement kiln dust piles, and possibly issuing a cleanup and abatement order for the older piles that will no longer be used. The changes that could be included in revised WDR's or a cleanup and abatement order include permanent and/or improved capping of the inactive piles, and the addition of Lafarge as a discharger responsible for the long term management of the cement kiln dust piles. Lafarge has argued that it should not be named as a discharger respecting the cement kiln dust piles, and Registrant has argued that Lafarge should be so named.

               The USEPA has proposed to regulate all kiln dust nationwide under the hazardous waste program, but with a tailored set of standards. The proposed rules will mostly involve careful groundwater monitoring and possibly covering dust piles so they do not blow in the wind. Measures of this type are already being taken by National on the cement plant site. Kiln dust from cement plants using supplemental fuels will not be treated any differently under this program. The cement industry filed comments opposing the proposed rules for kiln dust and is engaged in a legislative effort to secure the management of kiln dust as a non-hazardous waste. The industry has also proposed an enforceable agreement between the cement manufacturers and USEPA with respect to the management of kiln dust in lieu of regulations. USEPA is considering this approach. In 1995, the California Legislature enacted legislation classifying kiln dust as a non-hazardous waste if it is managed on-site under regulations administered by a regional water quality control board, and it would otherwise be classified as hazardous solely because of its extreme pH content. Registrant believes this legislative reclassification will apply to the kiln dust pile currently used by National but not to older piles created by Lafarge and its predecessors, which are believed to contain chromium bricks. If the chromium bricks are present, that could provide an independent basis for classifying the kiln dust as a hazardous waste

               Under the lease between Registrant and National, the tenant is obligated to indemnify Registrant for costs and liabilities arising directly or indirectly out of the use of the leased premises by the tenant. All obligations under this indemnity provision arising after the assignment of the lease to National (which occurred in November 1987) were assumed by National, and Lafarge has liability for all obligations under the indemnity provisions arising before the assignment. National's obligation is guaranteed by its parent, National Cement Company, Inc. Registrant believes that all of the matters described above in this Item 3 are included within the scope of the National and Lafarge indemnity obligations. While National has to date honored its indemnity obligations by reimbursing Registrant for all costs and expenses for which National has been invoiced, Lafarge recently appears to have repudiated its indemnity obligations. Registrant is currently evaluating whether it needs to file suit against Lafarge in order to enforce its rights under the indemnity.

               Registrant has been advised that National and Lafarge have reached an agreement to share cleanup responsibilities. This agreement settled a lawsuit between National and Lafarge. Registrant believes that under this agreement National is responsible for management of the cement kiln dust piles, and Lafarge is responsible for cleanup of the industrial waste landfills, the diesel release and the chlorinated hydrocarbon plume.

               To date Registrant is not aware of any failure by Lafarge or National to comply with the orders of the Regional Water Board or to pursue the cleanup of the Additional Landfills as instructed by Regional Water Board staff. Registrant has not been ordered by the Regional Water Board to perform any of the investigative, characterization or remediation or removal activities. However, Registrant has been compelled to become involved in reviewing the investigative reports and cleanup recommendations made by Lafarge and its consultants in monitoring the Regional Water Board proceedings and Lafarge's activities.

               Registrant believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters.
          Publicly available financial information with respect to Lafarge indicates that it had a net worth of approximately $1.07 billion as of September 30, 1996. National and its parent/guarantor are subsidiaries of a large French company, and so far as Registrant is aware, no separate financial statements are publicly available with respect to either company. However, Registrant has held discussions with National which indicate sufficient resources are available to satisfy any reasonably likely obligations relating to the above matters. Thus Lafarge and National appear not to have violated any Regional Water Board orders and appear to have the financial strength to carry out any future orders whereby to be improved by the Regional Water Board. Therefore, Registrant believes that it is remote that any cleanup orders issued by the Board will have a material effect on Registrant. If, however, National and Lafarge do not fulfill their cleanup responsibilities and Registrant is required at its own cost to perform the landfill, kiln dust, diesel release and underground plume remedial work likely to be mandated by the regulatory agencies, the amount of any such expenditure by Registrant could be material.

               As an unrelated matter, Registrant has recently become aware that soils contaminated by gasoline, diesel fuel, and heavy metals are present on the premises leased by Truckstops of America for a truck stop and gas station. Registrant has become actively engaged in the regulatory oversight activities of the Kern County Environmental Health Services Department, which has named Registrant as a responsible party with respect to the underground diesel storage tanks that have leaked, and of the Central Valley Regional Water Quality Control Board. Registrant has demanded the cleanup of the contaminated soils. This demand has been made on the current tenant, the company that owns all Truckstops of America truck stops nationally, the former tenant, and the guarantors of the lease, Standard Oil of Ohio and BP Oil & Exploration, Inc. Registrant has entered into settlement discussions with the foregoing parties, all potential defendants, is currently working with them on a jointly approved investigation plan, and is hopeful that this dispute can be resolved without resorting to litigation. Because of the financial strength of Standard Oil of Ohio and BP Oil & Exploration, Inc., Registrant believes it is remote that this matter will have a material effect on Registrant.

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

                                      1996                1995
           Quarter                High       Low      High       Low
           First                16-7/8    14-1/4    13-1/4    11-5/8
           Second               19-1/4    15-3/8    14-3/8    12-3/4
           Third                18        15-1/4    17-3/4    13-1/4
           Fourth               17        14        16-1/8    13-5/8


               As of March 11, 1997, there were 716 owners of record of Registrant's Common Stock.

               Registrant paid cash dividends of $.05 per share in each of the years 1996 and 1995. Two and one-half cents per share was paid in June and December of each year.


          Item 6.   Selected Financial Data.

                               Years Ended December 31
                 (In thousands of dollars, except per share amounts)

                             1996      1995        1994     1993        1992
      Operating Revenues,
      Including Interest
      Income               $18,895   $19,490     $16,882   $19,469     $16,563

      Net Income             1,685       434 (1)   1,527     2,972 (2)   1,492
      Total Assets          47,369    45,203      44,920    47,111      45,729

      Long-term Debt         1,800     1,800       1,950     3,550       5,150
      Income Per Share         .13       .03 (1)    0.12       .23 (2)    0.12

      Cash Dividends
      Declared and Paid
      Per Share               0.05      0.05          0.05      0.05      0.05

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

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that are subject to many uncertainties and may turn out not to be accurate. See "Business" for a discussion of factors which could cause actual results to differ materially from those in the forward-looking statements.

          Results of Operations

               As reflected in the accompanying financial statements, net income was $1,685,000 in 1996, $434,000 in 1995, and $1,527,000
          in 1994.

               Net income for 1996 increased when compared to 1995 due to higher operating profits within the Livestock, Farming and Commercial and Land Use divisions.

               Net income for 1995 decreased when compared to 1994 due primarily to lower operating profits within the Livestock and Commercial and Land Use divisions. Also affecting 1995 net income was the $400,000 ($240,000, or .02 per share, after tax) charge-off of producing almond trees destroyed by winter storms during January 1995. Changes in revenues and expenses of Registrant's industry segments for the years 1996 and 1995 are summarized below.

          Livestock. Livestock operating profits of $453,000 in 1996, grew $451,000 when compared to 1995 operating profits. The growth in net operating income is due to a decrease in cost of sales ($2,553,000) which was partially offset by reduced cattle sales revenue ($2,091,000). Cost of sales declined during 1996 due to cattle not being placed in feedlots for the same period of time as was done in 1995 and to better grazing conditions during 1996. During 1995, Registrant delayed the sale of approximately 7,000 head of cattle from May 1995 to October 1995 and placed these cattle in feedlots during the summer months of 1995. The expense associated with four extra months of feedlot costs during 1995 is the primary reason for the favorable 1996 cost of sales variance. The reduction in cattle sales revenue is due primarily to fewer pounds of cattle being sold in 1996 than in 1995. During 1996, more head of cattle were sold, 10,527 head of cattle compared to 9,551 head of cattle in 1995, but at weights which were approximately 370 pounds per cow less than in 1995 when cattle were held in feedlots for four extra months. As in 1995 cattle prices per pound continued to be depressed throughout 1996.

               During 1996, Registrant continued to use the futures and options market to protect the future selling price of cattle. Without the ability to hedge cattle and feed positions, Registrant would have sustained a net loss on the sale of its cattle during 1996. Gains on hedge positions totalled approximately $578,000. Many of these gains were due to the continuing decline of cattle prices during 1996, especially during the first half of 1996. Registrant's goal in hedging its cattle is to protect or create a range of selling prices that in years like 1996 and 1995, allow Registrant to recognize a profit on the sale of cattle once all costs are deducted. The risk in hedging cattle prices is that in those years that prices increase the hedge may limit or cap potential gains from the increase in price.

               Due to the cyclical nature of beef production, the National Cattlemen's Association (NCA) has estimated that consumption per capita in the U.S. could decline over the next six years due to increases in price. However, based on studies by the NCA total demand for beef products should continue to grow due to population growth and further growth in beef exports. The cattle industry has just gone through the low price segment of the current cattle inventory cycle and some producers have been forced out of the business. Feeder cattle and calf supplies appear to have just passed peak levels for this cycle. The supply of feeder cattle and calves outside of feedlots is still large, but should decline significantly during the next several years. Exports of beef are likely to exceed total imports, making the U.S. a net exporter of beef on a volume basis for the first time in history.

               On, March 10, 1997, Registrant purchased the assets of a feedlot that is located in western Texas. Registrant will operate this feedlot for its use as well as that of other customers who want to feed cattle. The feedlot was purchased for $3.5 million, has a cattle head capacity of 35,000 and covers approximately 650 acres.. Registrant believes that by controlling the feeding phase of its cattle before sending them to packing houses that a better quality product will be produced providing higher margins to Registrant. Registrant believes that the revenues generated by the new feedlot operation will be material to future earnings. See Note 15 to the Audited Consolidated Financial Statements for the pro forma effect of the asset purchase. In connection with the purchase of the feedlot Registrant is beginning a program in 1997 and 1998 to expand the cattle herd to approximately 22,000 head. This will allow Registrant to potentially increase the earnings from its cattle operations and provide additional cattle for the feedlot operation,

               Livestock operating profits of $2,000 in 1995 decreased $547,000 or almost 100%, when compared to 1994 operating results. The decrease in operating profits is due primarily to increases in cost of sales ($2,070,000) and the continuing decline of cattle prices during 1995. Cattle sales revenue increased ($1,493,000) during 1995, which partially offset the increase in cost of sales. Cost of sales increased during 1995 due to Registrant delaying the sale of approximately 7,000 head of cattle from May 1995 to October 1995 and placing the cattle in feedlots during the summer months. The extra four months of feedlot costs and an increase in the number of head sold during 1995 were primary factors in the increase in cost of sales. Registrant delayed the sale of cattle during 1995 due to the low cattle prices during May 1995. By delaying the sale, these cattle increased in weight from approximately 750 pounds to approximately 1,150 pounds at the time of sale in October. The increase in weight of cattle sold and the increase in number of cattle sold led to the increase in cattle sales revenue during 1995. Total cattle sold during 1995 were 9,551 compared to 8,474 during 1994. Prices received during 1995 were approximately 15% per pound less than received during 1994. By extending the cattle feeding phase, Registrant realized net profits from the sale of those cattle of approximately $125,000 more than if the cattle had been sold during May as is normally the case.

               See Part I, Item 1 -"Business-Livestock Operations" for a further discussion of Registrant's livestock operations for 1996 and future expectations.

          Farming. Farming operating profits increased $1,323,000 to $3,134,000, which is a 73% increase over 1995 operating profits. In comparison to 1995, net operating income increased due to higher pistachio revenues ($608,000), higher grape revenues ($434,000), higher almond revenues ($127,000), and the charge-off of destroyed almond trees of $400,000, which occurred during 1995. Partially offsetting these favorable variances was an increase in fixed water costs of $168,000 and in cultural costs of $152,000. The increase in cultural costs is primarily due to higher harvesting costs.

               The increase in grape revenues grew $434,000 due to increases in prices during 1996. On average the price received by Registrant increased approximately $61.00 per ton of grapes. The almond revenue increase during 1996 was due to a 13% increase in production. The increase in production was partially offset by almond prices falling 7% when compared to 1995 prices. Pistachio revenues were $608,000 higher in 1996 due to an increase in production. Pistachio production increased approximately 157% because 1996 was the "on" production year in the alternate year bearing cycle. Walnut revenues increased $51,000 during 1996 due to prices rising approximately 8% during 1996.

               Overall 1996 crop revenues were higher than expected due mainly to higher almond and wine grape prices. Almond, walnut, and pistachio demand is expected to remain good during 1997 and the near future. Industry expectations are that state wide nut crop yields could improve when compared to 1996, which may negatively impact prices. In addition, industry projections show a continuation of new almond and pistachio plantings that could impact prices once full production begins. In 1996 Registrant signed a five year contract with a winery that provides the better of a minimum price or market price for grapes each year. This contract is beneficial to the Registrant because it helps minimize future price fluctuations. Within the grape industry there continues to be new land developed, which could depress prices in the future once all new developments are in full production. However, in the near term grape prices should continue to be favorable due to the growth in wine consumption and grape shortages over the last two years. All of Registrant's crops are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices. For a further discussion of the 1996 farming year refer to Part I, Item 1 - "Business - Farming Operations".

               Farming operating profits of $1,811,000 during 1995 were $114,000 or 6% less than 1994 operating profits. The decrease in net earnings is due to the $400,000 ($240,000 after tax) charge-off of destroyed almond trees, lower almond production, reduced pistachio production due to 1995 being the alternate bearing year, and to higher cultural costs and water costs ($125,000). Partially offsetting these unfavorable variances was an increase in almond prices during 1995, the release of the 1994 almond reserve ($200,000) during 1995, and higher grape revenues. Cultural costs increased approximately $650,000 due to unfavorable weather conditions, storm cleanup costs, and the addition of 304 acres of rubired grapes.

               Changes in individual crop revenues in 1995 compared to 1994 were significant. Grape revenues increased $1,275,000 due to increases in production and prices during 1995. Of the $1,275,000 favorable variance in grape revenues, $1,038,000 is related to the addition of 304 acres of rubired grapes that were purchased during February 1995. Almond revenues increased $347,000 during 1995 in spite of lower production due to a 65% increase in prices and to the release of the 1994 almond reserve. Walnut revenues increased $194,000 due to improved production and a 24% increase in prices during 1995. Pistachio revenues fell approximately $695,000 due to lower production. Pistachio volumes decreased because 1995 was the "off" production year in the alternate year bearing cycle.

               During January 1995, a portion of Registrant's farming operations suffered damages as a result of high winds that were associated with a series of winter storms. Nearly all of the loss occurred in Registrant's producing almond orchards. Approximately 200 acres of trees were uprooted by a combination of high winds and saturated soil conditions due to heavy rainfall. The lost trees represented 23% of Registrant's mature, almond producing orchards. As a result of the storm damage, Registrant recorded a charge to earnings as described above. Registrant completed replanting the damaged acreage with almond trees during February 1996. The loss of mature trees will affect future revenues until the replanted crops begin full production, which could take three to five years from date of planting.

          Oil and Minerals. Oil and Mineral operating profits of $1,156,000 in 1996 was $35,000, or 3% below 1995 operating profits. The decrease in net operating income during 1996 was due to lower sand/rock aggregate royalties, reduced land lease income, and increased professional service fees and staffing costs. Partially offsetting these unfavorable variances were increases in oil and gas royalties and cement royalties. Sand/rock aggregate royalties declined due to winter weather during early 1996 which delayed the start of several construction projects. Land lease revenue continues to decline due to the economics of exploring for oil within California. Professional service fees and staffing costs increased due to the ongoing management of and monitoring of the activities of oil and gas lessees and monitoring of environmental activities at the National Cement lease site. Oil and gas royalties increased due to an increase in oil prices throughout 1996, and cement royalties were higher due to increases in production because of the growth in construction within Southern California. The Oil and Mineral Division has been very profitable over the last several years. However, this is an area of operating revenues that is expected to be adversely affected over the next few years by the fact little or no new oil and gas exploration activity is being undertaken by lessees on Registrant's lands. See Part I,
          Item 1 - "Business - Oil and Minerals", for a further discussion of 1996 activities and future expectations.

               Oil and Mineral operating profits of $1,191,000 during 1995 were $17,000, or 1% less than 1994 operating profits. The decrease in operating profits during 1995 were due primarily to lower land lease income and to increased professional service fees. An increase in cement royalties during 1995 partially offset the above unfavorable variances. Professional service fees increased due to Registrant spending considerable time negotiating with lessees to perform the required field development or abandonment of idle wells. Enforcement of lease requirements increased the number of operating wells in operation during 1995. Land lease revenues declined and are expected to continue to decline due to the economics of exploring for oil within California. Cement royalties increased approximately 9.4% during 1995 due to increases in production.

          Commercial and Land Use. The 1996 operating loss of $358,000 is a $472,000 improvement over 1995's operating loss of $830,000. The improvement in 1996 is due to a decrease in professional service fees ($573,000), an increase in film location fees ($95,000), and a gain from the sale of land ($184,000). Partially offsetting the above favorable variances was an increase in fixed water costs of $325,000. Registrant's commercial lease revenue during 1996 was flat when compared to 1995 lease revenues. Professional service fees declined due to the timing of planning activities on Registrant's lands related to the I-5 corridor and the absence of any costs during 1996 related to the proposed major crude oil pipeline through Registrant's land. The costs associated with the pipeline were incurred during 1995 and are discussed below. Film location fees increased due to the continued growth of the Southern California entertainment industry, which resulted in more opportunities for advertisement, television, and motion picture location filming. Fixed water costs grew due to the transfer of additional state water project water that can be used in the future for municipal and industrial uses. In addition to the cost of this additional water, a local water district charged Registrant for costs related to a water banking program. As to future activities Registrant is currently evaluating the feasibility of expanding retail services at the Grapevine Interchange and adding additional services for the trucking industry at the Laval Road Interchange. See Part I, Item 2, "Properties - Land Planning for a further discussion of planning activities.

               An operating loss of $830,000 during 1995 compares to a 1994 operating loss of $285,000 for the Commercial and Land Use Division. The decrease when compared to 1994 is due to an increase in professional service fees ($367,000) and an increase in staffing costs ($170,000) during 1995. Partially offsetting these negative variances was an increase in commercial rents and right of way income of $57,000. Commercial rents increased due to improved traffic flows and to the addition of another fast food outlet at the Laval Road Interchange. Professional service costs increased due primarily to legal, legislative, and public affairs activity Registrant was involved in related to a proposed major crude oil pipeline through the ranch. During December 1995 Registrant completed negotiations with respect to an easement for the crude oil pipeline. The actual date of start of construction on the pipeline is not known at this time. Upon the start of construction Registrant will receive a substantial payment that will be recorded as right of way and easement revenues. This potential revenue will not be received until construction of the pipeline begins.

          Interest. Interest income fell $66,000, or 5%, when compared to 1995 interest income. The reduction during 1996 is due primarily to lower average invested dollars throughout 1996 when compared to 1995. On average $20.3 million was invested during 1996 while $21.3 million was invested during 1995. Investment funds declined due to capital expenditures and the payment of dividends.

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

               Interest expense declined in 1996 to $295,000 from $436,000 in 1995. Interest expense during 1996 was attributable to the remaining balance of long-term debt used to finance Registrant's 758 acre almond and 897 acre wine grape developments, which were developed in 1981, and use of Registrant's working capital line of credit. The increase in expense during 1995 was due to Registrant increasing the usage of short-term lines of credit which became necessary because of delays in the sale of cattle and the timing of 1995 crop proceeds.

          Corporate Expenses. Corporate expenses for 1996 were $201,000, or 8%, higher than corporate expenses for 1995. The increase in costs is primarily due an increase in staffing costs ($122,000) and employee relocation costs ($108,000). These variances were partially offset by a reduction in professional service fees ($85,000). The increase in staffing costs and relocation costs was primarily related to the hiring of a new Chief Executive Officer in May 1996.

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

          Impact of Accounting Change. Registrant adopted Statement of Financial Accounting Standard (SFAS) No. 123, Accounting and Disclosure of Stock-Based Compensation, at year-end December 31, 1996. Registrant will continue to apply APB 25, Accounting for Stock Issued to Employees, for the accounting of stock options and provide the appropriate disclosures and pro forma information as described in SFAS No. 123.

          Financial Condition. Registrant's cash, cash equivalents and short-term investments totaled approximately $20,820,000 at December 31, 1996, an increase of 3% from the corresponding amount at the end of 1995. Working capital at the end of 1996 was $24,686,000, which is comparable to 1995's working capital. Working capital uses during the year were for capital expenditures and the payment of dividends. Registrant has a revolving line of credit of $5,000,000 that as of December 31, 1996 had a balance of $2,846,000 at an interest rate of 8.25%. The outstanding balance on Registrant's revolving credit line was paid down during January 1997. The revolving line of credit is used as a short-term cash management tool.

               The principal uses of cash and cash equivalents during 1996, 1995, and 1994 consisted of capital expenditures, purchase of land, payments of long-term debt and the payment of dividends.

               The accurate forecasting of cash flows by Registrant is made difficult due to the fact that commodity markets set the prices for the majority of Registrant's products and the fact that the cost of water changes significantly from year-to-year as a result
          of changes in its availability.   Registrant, based on its past
          experience, believes it will have adequate cash flows over the next twelve months to fund internal operations.

               During 1997, $1,283,000 has been budgeted for capital expenditures, which includes new equipment and improvements to existing facilities. As mentioned above, Registrant purchased the assets of a feedlot, this purchase was done with cash which will lower the outstanding balance of short-term investments by approximately $3.5 million. In the future, Registrant may leverage these new assets and use the funds for other investments. Registrant is evaluating the possibility of new farming developments and expansion of the cattle herd. These potential new projects will be funded from current cash resources and Registrant's excess borrowing capacity.

               Registrant has traditionally funded its growth and capital additions from internally generated funds. Management believes that the combination of short-term investments, excess borrowing capacity, and capital presently available to it will be sufficient for its near term operations.

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

                                       PART III

          Item 10.   Directors and Executive Officers of the Registrant.

               Information as to the directors of Registrant is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange
          Commission with respect to its 1997 Annual Meeting of Stockholders. Information as to the Executive Officers of Registrant is set forth in Part I, Item 1 under "Executive Officers of Registrant."

          Item 11.   Executive Compensation.

               Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1997 Annual Meeting of Stockholders.

          Item 12.   Security Ownership of Certain Beneficial Owners and
          Management.

               Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1997 Annual Meeting of Stockholders.

          Item 13.   Certain Relationships and Related Transactions.

               Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1997 Annual Meeting of Stockholders.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a)  Documents filed as part of this report:     Page Number

               1.   Consolidated Financial Statements:

                    1.1  Report of Independent Auditors               36

                    1.2  Consolidated Statements of Financial
                         Position - December 31, 1996 and 1995        37

                    1.3  Consolidated Statements of Income -
                         Years Ended December 31, 1996, 1995
                         and 1994                                     39

                    1.4  Consolidated Statements of Stockholders'
                         Equity - Three Years Ended
                         December 31, 1996                            40

                    1.5  Consolidated Statements of Cash Flows -
                         Years Ended December 31, 1996, 1995
                         and 1994                                     41

                    1.6  Notes to Consolidated Financial
                         Statements                                   42

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

                    10.2 Tejon Ranch Co. Stock Option Plan            **

                    10.3 Lease agreement for Mr. San Olen             **

                    10.4 Asset Purchase Agreement dated
                         March 10, 1997 for purchase of feedlot
                         assets                                       58

                    22   List of subsidiaries of Registrant           91

                    27   Financial Data Schedule (Edgar)              92

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


                                   TEJON RANCH CO.

          DATED:  March 20, 1997            BY:

                                            Robert A. Stine
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive
                                            Officer)



          DATED:  March 20, 1997             BY:
                                             Allen E. Lyda
                                             Vice President, Finance &
                                             Treasurer
                                             (Principal Financial and
                                             Accounting Officer)


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Name                   Capacity                 Date


          ____________________   Director                 March 20, 1997
          Otis Booth, Jr.


          ____________________   Director                 March 20, 1997
          Craig Cadwalader


          ____________________   Director                 March 20, 1997
          Dan T. Daniels


          ____________________   Director                 March 20, 1997
          Rayburn S. Dezember


          ____________________   Director                 March 20, 1997
          Robert F. Erburu


          ____________________   Director                 March 20, 1997
          Clayton W. Frye, Jr.


          ____________________   Director                 March 20, 1997
          Donald Haskell


          ____________________   Director                 March 20, 1997
          Raymond L. Watson


          ____________________   Director                 March 20, 1997
          Phillip L. Williams


          ____________________   Director                 March 20, 1997
          Robert A. Stine



                              Annual Report on Form 10-K

                      Item 8, Item 14(a)(1) and (2),(c) and (d)

            List of Financial Statements and Financial Statement Schedules

                                Financial Statements

                                   Certain Exhibits

                             Year Ended December 31, 1996

                                   Tejon Ranch Co.

                                  Lebec, California


                          Form 10-K - Item 14(a)(1) and (2)

                           Tejon Ranch Co. and Subsidiaries

           Index to Financial Statements and Financial Statement Schedules


          ITEM 14(a)(1) - FINANCIAL STATEMENTS

          The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:
                                                                      Page
               Report of Independent Auditors                         36
               Consolidated Statements of Financial Position -
                 December 31, 1996 and 1995                           37
               Consolidated Statements of Income -
                 Years Ended December 31, 1996, 1995 and 1994         39
               Consolidated Statements of Stockholders' Equity -
                 Three Years Ended December 31, 1996                  40
               Consolidated Statements of Cash Flows -
                 Years Ended December 31, 1996, 1995 and 1994         41
               Notes to Consolidated Financial Statements             42

          ITEMS 14(a)(2) - FINANCIAL STATEMENT SCHEDULES

          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                            Report of Independent Auditors


          Stockholders and Board of Directors
          Tejon Ranch Co.

          We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                ERNST & YOUNG LLP



          Los Angeles, California
          March 10, 1997

                           Tejon Ranch Co. and Subsidiaries

                    Consolidated Statements of Financial Position


                                                            December 31
                                                        1996           1995
          Assets
          Current assets:
            Cash and cash equivalents          $     693,000  $      44,000
            Marketable securities                 20,127,000     20,257,000
            Accounts receivable                    4,303,000      4,487,000
            Inventories                            3,430,000      2,827,000
            Prepaid expenses and other
            current assets                         1,319,000      1,063,000
          Total current assets                    29,872,000     28,678,000
          Property and equipment, net             16,270,000     15,073,000
          Other assets:
            Breeding herd, net of accumulated
            depreciation of $133,000 in 1996
            and $112,000 in 1995                   1,054,000        961,000
            Other assets                             173,000        491,000
                                                   1,227,000      1,452,000
          Total assets                           $47,369,000    $45,203,000

          See accompanying notes.

                                                              December 31
                                                           1996          1995
        Liabilities and Stockholders' equity
          Current liabilities:
          Trade accounts payable                     $  488,000    $  932,000
          Other accrued liabilities                     569,000       343,000
          Current deferred income                       265,000       473,000
          Income taxes payable                          856,000       264,000
          Short-term note                             2,808,000     1,682,000
          Current portion of long-term debt             200,000       200,000
        Total current liabilities                     5,186,000     3,894,000


        Long-term debt, less current portion          1,800,000     1,800,000
        Deferred income taxes                         2,651,000     2,540,000

        Commitments and contingencies

        Stockholders' equity:
          Common Stock, $.50 par value per share:
            Authorized shares - 30,000,000
            Issued and outstanding shares -           6,341,000     6,341,000

          Additional paid-in capital                    387,000       387,000
          Unrealized gains on available-for-sale
            securities, net of taxes                      7,000        39,000
          Defined benefit plan-funding adjustment,
            net of taxes                               (256,000)          ---
          Retained earnings                          31,253,000    30,202,000
        Total stockholders' equity                   37,732,000    36,969,000

        Total liabilities and stockholders' equity  $47,369,000   $45,203,000
        See accompanying notes

                           Tejon Ranch Co. and Subsidiaries

                          Consolidated Statements of Income

                                                  Year Ended December 31
                                                1996         1995         1994
          Revenues:
            Livestock                    $ 5,481,000  $ 7,492,000  $ 6,030,000
            Farming                        9,107,000    7,973,000    6,880,000
            Oil and minerals               1,356,000    1,295,000    1,296,000
            Commercial and land use        1,643,000    1,356,000    1,237,000
            Interest income                1,308,000    1,374,000    1,439,000
                                          18,895,000   19,490,000   16,882,000
          Costs and expenses:
            Livestock                      5,028,000    7,490,000    5,481,000
            Farming                        5,973,000    6,162,000    4,955,000
            Oil and minerals                 200,000      104,000       88,000
            Commercial and land use        2,001,000    2,186,000    1,522,000
            Corporate expenses             2,590,000    2,389,000    2,212,000
            Interest expense                 295,000      436,000      287,000
                                          16,087,000   18,767,000   14,545,000

          Income before income tax         2,808,000      723,000    2,337,000
          Income taxes                     1,123,000      289,000      810,000
          Net income                     $ 1,685,000  $   434,000  $ 1,527,000

          Net income per share                 $0.13        $0.03        $0.12
          See accompanying notes.

                           Tejon Ranch Co. and Subsidiaries
                   Consolidated Statements of Stockholders' Equity

                         Three years ended December 31, 1996

                                                Benefit
                         AdditionalUnrealized    Plan
                Common     Paid-In    Gains     Funding   Retained
                 Stock     Capital  (Losses)  Adjustment  Earnings      Total

   Balance,
   January 1,
   1994       $6,341,000   $387,000 $122,000   $     --- $29,509,000 $36,359,000
   Net income        ---        ---      ---         ---   1,527,000   1,527,000
   Cash
   Dividends
   paid-
    $.05                                                               (634,000)
    per share        ---        ---       ---        ---   (634,000)
   Change in
   unrealized
   gains
   (losses) on
   available-
   for-sale
   securities,
   net of a
   tax benefit
   of $254,000       ---        --- (494,000)        ---         ---   (494,000)
   Balance                                                           36,758,000
   December
   31, 1994    6,341,000    387,000 (372,000)        --- 30,402,000

    Net income       ---        ---      ----        ---    434,000     434,000
   Cash
   dividends
   paid-
    $.05
    per share        ---        ---       ---        ---   (634,000)   (634,000)

   Changes in
   unrealized
   gains
   (losses) on
   available-
   for-sale
   securities,
   net of
   taxes of
   $164,000          ---       ----   411,000        ---         ---    411,000
   Balance                                                           36,969,000
   December
   31, 1995    6,341,000    387,000    39,000        --- 30,202,000

    Net Income       ---        ---       ---        ---  1,685,000   1,685,000
   Cash
   dividends
   paid-
    $.05                                                               (634,000)
    per share        ---        ---       ---        ---   (634,000)
   Defined
   benefit
   plan
   funding
   adjustments
   net of
   taxes of
   $170,000          ---        ---       ---  (256,000)         ---   (256,000)
   Changes in
   unrealized
   gains
   (losses) on
   available-
   for-sale
   securities,
   net of
   taxes of
   $21,000           ---        ---  (32,000)        ---         ---    (32,000)
   Balance,
   December
   31,1996    $6,341,000  $ 387,000  $  7,000 $(256,000) $31,253,000 $37,732,000

   See Accompanying Notes

                           Tejon Ranch Co. and Subsidiaries

                        Consolidated Statements of Cash Flows


                                                    Year ended December 31

                                                 1996       1995         1994

       Operating activities
       Net income                        $  1,685,000 $  434,000   $1,527,000
       Items not affecting cash:
         Depreciation and amortization      1,221,000  1,017,000      906,000
          Deferred income taxes               134,000   (196,000)     (23,000)
         Recognition of deferred gains
         on assets sold                           ---        ---      (29,000)
         Gains on sales of investments            ---     (7,000)     (52,000)
          Current deferred income            (208,000)    71,000      (38,000)
       Changes in certain current assets
         and current liabilities:
           Accounts receivable                184,000 (2,362,000)     980,000
           Inventories                       (603,000)   301,000     (268,000)
           Prepaid expenses and other
           current assets                     (93,000)    57,000      (15,000)
           Trade accounts payable and
           other accrued liabilities         (355,000)  (251,000)         ---
           Income taxes payable               592,000   (292,000)  (1,077,000)
       Net cash provided by (used in)
       operating activities                 2,557,000 (1,228,000)   1,911,000
       Investing activities
       Maturities of marketable
       securities                           9,859,000  8,754,000   14,224,000
       Funds invested in marketable
       securities                          (9,784,000)(4,657,000) (11,620,000)
       Net change in breeding herd           (168,000)  (125,000)    (194,000)
       Property and equipment
       expenditures                        (2,343,000)(3,263,000)  (2,179,000)
       Net book value of property and
       equipment disposals                        ---    528,000       49,000
       Other                                   36,000    (24,000)     (43,000)
       Net cash provided by (used in)
       investing                           (2,400,000) 1,213,000      237,000
       Financing activities
       Proceeds from revolving line of
       credit                              15,824,000  9,792,000    7,094,000
       Payments on revolving line of
       credit                             (14,698,000)(9,017,000)  (7,187,000)
       Borrowing of long-term debt                ---  2,000,000          ---
       Repayments of long-term debt               --- (2,150,000)  (1,600,000)

       Cash dividends paid                   (634,000)  (634,000)    (634,000)
       Net cash provided by (used in)
       financing activities                   492,000     (9,000)  (2,327,000)
       Increase (decrease) in cash and
       cash equivalents                       649,000    (24,000)    (179,000)
       Cash and cash equivalents at
       beginning of year                       44,000     68,000      247,000
       Cash and cash equivalents at end
       of year                           $    693,000     44,000 $     68,000

          See Accompanying Notes

                           Tejon Ranch Co. and Subsidiaries

                      Notes to Consolidated Financial Statements

                                  December 31, 1996

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

          Credit Risk

          The Company grants credit to customers, principally large cattle purchasers, co-ops, wineries, nut marketing companies, and lessees of Company facilities, all of which are located in California. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral.

          During 1996, 1995 and 1994 the following customers accounted for more than 10% of the Company's consolidated revenues, Golden State Vintners (21% in 1996, 18% in 1995 and 13% in 1994), Harris Ranch (18% in 1996), Timmerman Cattle (26% in 1995), and E.A. Miller Cattle Company (22% in 1994).

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

          At the time crops are harvested, delivered to buyers and revenues are estimatable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company's fiscal year due to supply and demand fluctuations within the orchard crops markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments decreased farming revenue $129,000 in 1996 and increased farming revenue $124,000 in 1995 and $97,000 in 1994.

          The California Almond Board has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace. During 1994 the California Almond Board required the Company to hold back 10% of almond production which amounted to 163,000 pounds. The almond withhold was due to the record almond production within California during 1994. During 1995, the reserved almonds were released for sale and the Company recorded $236,000 in revenues upon the sale of those almonds. At December 31, 1996 and 1995, no such withholding was mandated.

          Net Income Per Share

          Net income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year (12,683,760 in 1996, 12,684,105 in 1995 and
          12,682,244 in 1994). Fully diluted earnings per share are the same as primary earnings per share.

          In March 1992, the Company's Board of Directors adopted the 1992 Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of the Company's common stock to employees, advisors, and consultants of the Company. Since the adoption of the Plan, the Company has granted options to purchase 179,000 shares at a price equal to fair market value at date of grant. Stock options granted have been treated as common stock equivalents per the treasury method when such amounts would be dilutive.

          Long Lived Assets

          The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996. In accordance with this pronouncement, the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. The adoption of SFAS No. 121 had no impact on the Company's consolidated financial position and results of operations in the current year.

          Environmental

          Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 1996, 1995 or 1994.


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

          Due to significant losses in Laval, the Company wrote-off its investment in Laval in 1976 and provided for all commitments at that time.

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

          Tejon Farming Company (TFC), a wholly-owned subsidiary of the Company, performs services for Laval under a farm management agreement, which is terminable on 30 days' notice by Laval. TFC was paid $95,000 during 1996, $200,000 in 1995 and $240,000 under the management agreement in 1994.


          3.   Marketable Securities

          Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore, is required to adjust securities to fair value at each reporting date.

          The following is a summary of available-for-sale securities at December 31:

                                      1996                   1995
                                         Estimated              Estimated
                                Cost     Fair Value    Cost     Fair Value

          Marketable
          securities:
            U.S. Treasury
              and agency
              notes         $13,156,000 $13,158,000 $14,868,000 $14,869,000
            Corporate notes   6,960,000   6,969,000   5,323,000   5,388,000

                            $20,116,000 $20,127,000 $20,191,000 $20,257,000

          As of December 31, 1996, the cumulative fair value adjustment to stockholders' equity is an unrealized gain of $7,000, net of a tax credit of $4,000. The Company's gross unrealized holding gains equals $126,000, while gross unrealized holding losses equals $115,000. On December 31, 1996, the average maturity of U.S. Treasury and agency securities was 1.2 years and corporate notes was 1.7 years. Currently, the Company has no securities with a weighted average life of greater than five years. There were no sales of securities during 1996. During 1995, the Company recognized gains of $7,000 on the sale of $5.1 million of securities, carried at historical cost adjusted for amortization and accretion.

          Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company's investments in Corporate notes are with companies with a credit rating of A or better.

          4.   Inventories

          Inventories at December 31, 1996 and 1995 consist principally of cattle held for sale.

          5.   Property and Equipment

          Property and equipment consists of the following at December 31:

                                                  1996           1995

          Land and land improvements           $  3,877,000   $  3,541,000
          Buildings and improvements              7,639,000      7,260,000
          Machinery, water pipelines,
          furniture and fixtures and other
          equipment                               4,254,000      4,331,000

          Vineyards and orchards                 15,068,000     13,543,000
                                                 30,838,000     28,675,000
          Less allowance for depreciation       (14,568,000)   (13,602,000)

                                               $ 16,270,000   $ 15,073,000


          6.   Line of Credit and Long-Term Debt

          The Company may borrow up to $5,000,000 on a short-term unsecured revolving line of credit at interest rates approximating the bank's prime rate (8.25% at December 31, 1996). The revolving line expires in September 1997. At December 31, 1996, there was $2,808,000 of outstanding debt under the line of credit agreement.

          At December 31, 1995, the Company had outstanding a short-term borrowing under a line of credit with a banking company. The short-term borrowing was in the amount of $1,682,000 at an interest rate of 8.50%.

          Long-term debt consists of the following at December 31:

                                                        1996       1995
          Note payable to a bank                     $2,000,000 $2,000,000
          Less current portion                         (200,000)  (200,000)

                                                     $1,800,000 $1,800,000

          The note payable to a bank provides for interest at an average rate of 7.91% per annum, payable quarterly , on amounts outstanding. Principal is payable in semi-annual installments of $100,000, with the remaining balance due December 31, 1999. Amounts borrowed under the agreement are unsecured.

          Interest paid approximated interest expense incurred for each of the three years in the period ended December 31, 1996.

          Maturities of long-term debt at December 31, 1996 are $200,000 per year for 1997 and 1998, and $1,600,000 in 1999.

          7.   Common Stock and Stock Option Information

          The Company has elected to follow Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees" (APB
          25) and related interpretations in accounting for its employees, advisors, and consultants stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          The 1992 Stock Option Plan provides for the granting of options to purchase a maximum of 230,000 shares of the Company's common stock at 100% of the fair market value as of the date of grant. The compensation committee of the board of directors administers the plan. There are currently 179,000 options granted under the 1992 Stock Option Plan with 59,000 options at a grant price of $20 per share, 20,000 options at a grant price of $15 per share, and 100,000 options at a grant price of $17.88 per share.

          During 1995, 14,000 shares were granted at an exercise price of $11.88, which was the market price at the date of grant. These options have a ten year period to exercise and all options vest at the end of the ninth year. These options were subsequently cancelled in 1996. On May 1, 1996 100,000 shares were granted at an exercise price of $17.88, which was the market price at the date of grant. These options have a ten year period to exercise and vest over five years from the respective grant date.

          As of December 31, 1996 and 1995, there were 100,000 and 14,000 options outstanding, respectively, that are subject to SFAS 123 disclosure requirements. The fair value of these options was estimated utilizing the Black-Scholes option valuation model and assumptions as of each respective grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the years ended December 31, 1996 and 1995. The weighted average exercise price of all options was $17.84 and $17.70 for 1996 and 1995 and the weighted average remaining contractual lives of the options are approximately 6 years as of December 31, 1996.

          8.   Commodity Contracts Used to Hedge Price Fluctuations

          The Company uses commodity derivatives to hedge its exposure to price fluctuations on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will provide a profit once the cattle are sold and all costs are deducted and protect the Company against a disastrous cattle market decline. To help achieve this objective the Company uses the cattle futures and cattle options markets. The Company continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset, stocker cattle. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle are scheduled to be sold. The risk associated with hedging for the Company is that hedging limits or caps the potential profits if cattle prices begin to increase dramatically. Payments received and paid related to outstanding options contracts are deferred in prepaid and other current assets and were approximately $22,000 at December 31, 1996. Futures contracts are carried off-balance sheet until the contracts are settled because there is no exchange of cash until settlement. Realized gains, losses, and costs associated with closed contracts is included in cattle inventory and will be recognized in cost of sales expense at the time the hedged stocker cattle are sold. During 1996 and 1995, the Company recognized approximately $577,000 and $215,000, respectively, in net gains from hedging activity as a reduction in cost of sales.

          The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 1996:

                                                        Estimated
        Cattle Hedging                                  Fair Value   Estimated
       Activity Commodity                  Original         at      Gain (Loss)
         Future/Option         No.      Contract/Cost   Settlement       at
          Description       Contracts   (Bought) Sold   (Buy) Sell   Settlement
      Corn futures bought      30         $  (82,000) $    78,000   $   (4,000)
      10,000 Bushels per
      contract

      Cattle futures sold      80          2,600,000   (2,744,000)    (144,000)
      50,000 lbs. per
      contract

          Estimated fair value at settlement is based upon quoted market prices at December 31, 1996.


          9.   Income Taxes

          The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

          The provision for income taxes consists of the following at December 31:

                                              1996        1995         1994

          Federal:
            Current                    $  746,000   $ 176,000    $ 627,000
            Deferred                      106,000      70,000      (12,000)

                                          852,000     246,000      615,000
          State:
            Current                       248,000      65,000      205,000
            Deferred                       23,000     (21,000)     (10,000)
                                          271,000      44,000      195,000

                                       $1,123,000   $ 289,000    $ 810,000

          The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:

                                               1996       1995      1994

          Income tax at the statutory rate $  955,000   $246,000$  795,000
          State income taxes, net of          179,000     29,000   129,000
          Federal benefit
          Other, net                          (11,000)    14,000  (114,000)
                                           $1,123,000   $289,00 $  810,000

          Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. The net current deferred asset is included with prepaid expenses and other assets on the statement of financial position. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

          Deferred tax assets:                              1996       1995

            Unrealized gain (loss) on
              available-for-sale securities           $      --- $      ---
            Accrued expense                              147,000    117,000
            Prepaid revenues                             147,000    140,000
            Other                                         50,000     87,000

          Total deferred tax assets                      344,000    344,000
          Deferred tax liabilities:
            Depreciation and amortization              1,460,000  1,387,000

            Involuntary conversion-land                  363,000    412,000
            Other                                        828,000    741,000
          Total deferred tax liabilities               2,651,000  2,540,000

          Net deferred tax liabilities                $2,307,000 $2,196,000

          The Company made net payments of income taxes of $531,000, $721,000 and $2,004,000 during 1996, 1995 and 1994, respectively.

          10.  Operating Leases

          The Company is lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 30 years. The cost and accumulated depreciation of buildings and improvements subject to such leases was $3,067,000 and $1,054,000, respectively, at December 31, 1996. Income from commercial rents, included in commercial and land use revenue was $928,000 in 1996, $936,000 in 1995 and $905,000 in 1994. Future
          minimum rental income on noncancelable operating leases as of December 31, 1996 is: $950,000 in 1997, $891,000 in 1998,
          $889,000 in 1999, $802,000 in 2000, $797,000 in 2001, and
          $6,512,000 for years thereafter.

          11.  Commitments and Contingencies

          A total of 6,200 acres of the Company's land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 1997 are $1,299,000, whether water is available or is used. Minimum payments made under these contracts were approximately $1,277,000 in 1996, $1,109,000 in 1995 and $985,000 in 1994.
          Approximately 4,600 acres of these lands are subject to contingent assessments of approximately $842,000 to service water district bonded indebtedness, if water district revenues are insufficient to cover bond interest and redemptions when due.

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

          The following accumulated benefit information is as of December
          31:

                                                             1996         1995

          Accumulated actuarial present value of
            benefit obligation, including vested
             benefits of $2,060,000 in 1996 and
             $1,542,000 in 1995                        $2,084,000 $  1,560,000
          Projected benefit obligation for service
            rendered to date                            2,466,000    1,893,000

          Plan assets at fair value                     1,947,000    1,795,000
          Projected benefit obligation in excess of
            Plan assets                                  (519,000)     (98,000)
          Items not yet recognized in earnings:
            Unrecognized net gain from past experience
            different from that assumed and effects of
            changes in assumptions                      1,084,000      671,000

            Unrecognized net transition asset being
            amortized over approximately 17 years        (138,000)    (158,000)
            Adjustment required to recognize minimum
            liability                                    (564,000)          ---

          Prepaid (accrued) pension cost                 (137,000) $   415,000

          In accordance with the provisions of Financial Accounting Standard No. 87, the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liabilities. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 1996 is reported as a separate reduction of stockholder's equity, net of applicable deferred income taxes.

          Plan assets consist of equity, debt, and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6.5% in 1996 and 1995. The expected long-term rate of return on plan assets was 7.5% in 1996 and 1995.

          Total pension and retirement expense was as follows for each of the years ended December 31:

                                                1996         1995        1994

           Cost components:

           Service cost-benefits earned
           during the period                  $ (74,000)  $ (80,000)  $ (80,000)

           Interest cost on projected
           benefit obligation                  (136,000)   (136,000)   (126,000)

           Actual return on plan assets         (89,000)    305,000     (87,000)
           Net amortization and deferral        214,000    (209,000)    173,000

           Total net periodic pension cost      (85,000)   (120,000)   (128,000)

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

          Company-owned properties.

          Information pertaining to the Company's business segments follows for each of the years ended December 31:

                                            1996          1995         1994
          Segment profits:

            Livestock                 $     453,000 $       2,00 $     549,000
            Farming                       3,134,000     1,811,000    1,925,000
            Oil and minerals              1,156,000     1,191,000    1,208,000

            Commercial and land use        (358,000)     (830,000)    (285,000)
          Segment profits                 4,385,000     2,174,000    3,397,000
          Interest income                 1,308,000     1,374,000    1,439,000

          Corporate expenses             (2,590,000)   (2,389,000)  (2,212,000)
          Interest expense                 (295,000)     (436,000)    (287,000)
          Operating profit             $  2,808,000 $     723,000 $  2,337,000

                                                  Depreciation
                                    Identifiable      and         Capital
                                       Assets     Amortization Expenditures
          1996

            Livestock                $ 5,554,000    $  307,000  $   98,000
            Farming                   10,545,000       626,000   1,051,000
            Oil and minerals             259,000         1,000         ---
            Commercial and land use    2,874,000       183,000     901,000
            Corporate                 28,137,000       104,000     293,000
          Total                      $47,369,000    $1,221,000  $2,343,000

          1995
            Livestock                $ 5,533,000    $  303,000  $  270,000

            Farming                   10,370,000       477,000   2,287,000
            Oil and minerals             258,000         1,000         ---
            Commercial and land use    2,713,000       133,000     557,000
            Corporate                 26,329,000       103,000     149,000
          Total                      $45,203,000    $1,017,000  $3,263,000

          1994
            Livestock                $ 5,310,000      $276,000  $  336,000
            Farming                    7,347,000       395,000     993,000
            Oil and minerals             179,000         3,000         ---
            Commercial and land use    2,226,000       132,000     801,000
            Corporate                 29,858,000       100,000      49,000
                                     $44,920,000      $906,000  $2,179,000

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

          14.  Unaudited Quarterly Operating Results

          The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):

                                           Segment       Net      Earnings
                                 Total     Profit      Income      (Loss)
                              Revenue(1)   (Loss)      (Loss)    Per Share
         1996
            First quarter         $ 1,518 $ (408)     $ (364)    $ (0.03)
            Second quarter          4,312    416          57        0.01
            Third quarter           5,824  1,982         918        0.07
            Fourth quarter          7,241  2,395       1,074        0.08
                                  $18,895 $4,385      $1,685      $ 0.13

          1995
            First quarter         $ 1,409 $(818) (2)  $(661) (2) $(0.05) (2)
            Second quarter          1,792  (355)       (409)      (0.03)
            Third quarter           8,716 2,012         970        0.08
            Fourth quarter          7,573 1,335         534        0.04
                                  $19,490$2,174      $  434     $  0.03


          (1)  Includes interest income.

          (2) Includes recognition of a $400,000 ($240,000 after tax, or $.02 per share) charge-off of destroyed almond trees.

          15.  Subsequent Event

          Acquisition of Assets

          On March 10, 1997, the Company completed the purchase of certain assets from Champion Feeders, Inc., a cattle feedlot company in western Texas. The assets purchased include land, a feed mill, cattle pins, office and shop buildings, and all rolling stock. No debt or liabilities of Champion Feeders, Inc. were assumed in the purchase of these assets. The purchase price for these assets is $3.5 million and will be accounted for as a purchase. The purchase price of assets was based upon a dollar value per head of capacity at the feedyard and the fair market value of assets purchased. The Company believes the purchase price approximates the fair value of assets being purchased.

          The purchase of these assets allows the Company to begin to meet its long-term objective of becoming vertically integrated within
          the beef industry.   The assets purchased will allow the Company
          to own and operate a cattle feedyard operation in western Texas.

          The following unaudited pro forma condensed combined statement of income presents the results of operations as if the acquisition of assets had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results that may occur in the future. The pro forma information provided is for the year ended December 31, 1996.

          Pro forma Statement of Income
          Revenues                                $   34,059,000
          Costs and Expenses                          30,831,000

          Income before income taxes                   3,228,000
          Income Tax                                   1,291,000
          Net Income                              $    1,937,000

          Earnings Per Share                      $         0.15


                                    EXHIBIT INDEX

          3.   Exhibits:

                    3.1 Restated Certificate of Incorporation    *

                    3.2 By-Laws                                  *

                    10.1 Water Service Contract with Wheeler
                         Ridge-Maricopa Water Storage District
                         (without exhibits),amendments originally
                         filed under Item 11 Registrant's Annual
                         Reporton Form 10K                       **

                    10.2 Tejon Ranch Co. Stock Option Agreement  **


                    10.3 Lease agreement for Mr. San Olen        **

                    10.4 Asset Purchase Agreement dated
                         March 10, 1997 for purchase of feedlot
                         assets                                  58

                    22 List of subsidiaries of Registrant        91

                    27 Financial Data Schedule (Edgar)           92

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

                               Asset Purchase Agreement

               This Asset Purchase Agreement dated as of the 28th day of February, 1997, (this "Agreement"), between CHAMPION FEEDERS, INC., a Texas corporation ("Seller"), and for certain purposes, three of its shareholders, Dave Hopper, Gordon Dutterer and Joe Mendiburu ("individually, a "Shareholder" and collectively, the "Shareholders"), on the one hand, and TEJON RANCH FEEDLOT, INC., a California corporation ("Buyer"), on the other hand.

                                 W I T N E S S E T H:

               WHEREAS, Seller is engaged in, among other things, the cattle feeding business known as Champion Feeders located near Hereford, Texas (the "Business");

               WHEREAS, Buyer desires to acquire, and Seller desires to sell, substantially all of the assets and business of the Business as a going concern, upon the terms and conditions hereinafter set forth;

               WHEREAS, the parties hereto desire to set forth certain representations, warranties and covenants made by each to the other as an inducement to the execution, delivery and performance of this Agreement and certain additional agreements related to the transactions contemplated hereby;

               NOW, THEREFORE, in consideration of the premises and of the representations, warranties, covenants and agreements herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby expressly acknowledged, the parties hereto agree as follows:

               1.   Sale of Assets and Business by Seller.

                    1.1 Sale of Assets. Pursuant to the terms and conditions of this Agreement, Seller agrees to sell to Buyer, and Buyer agrees to purchase, all of the assets, properties, rights and interests (other than those assets described in Section 1.3 below) of Seller, wherever located, of every type and description, whether real, personal or mixed, and whether tangible or intangible, which, as of the Closing (as defined in Article 4 hereof), are used or held for use in connection with, which are generated by, derived from or attributable to, or which otherwise relate to, the business of the Business (collectively, the "Assets"), including, but not limited to:

                         (a) all accounts receivable (except as noted in Section 2.3 below) and general intangibles of a similar nature arising after the Closing;

                         (b) all prepaid expenses and similar items, the benefit of which may be effectively transferred to Buyer, including, without limitation, advance payments, security deposits and other prepaid items, to be apportioned pursuant to
          Section 7.3 below;

                         (c) all inventories wherever located, including, without limitation, all grain and feed stocks, livestock medicines, raw materials, work-in-progress, finished goods, office and operating supplies, and packaging materials and supplies;

                         (d)  the real property described on Annex A
          hereto (the "Properties"), and all right, title and interest in and to all buildings, structures, other improvements, fixtures and appurtenances thereon and thereto, whether currently in existence or under construction (the "Facilities");

                         (e)  the name "Champion Feeders" and any
          variations thereof;

                         (f) any copyrights, trademarks, trade names and service marks of Seller;

                         (g)  all owned personal property, including,
          without limitation, all equipment, computer equipment, machinery, office equipment, furniture, cars, trucks and other vehicles, including, without limitation, those described on Annex B hereto;

                         (h) to the extent assignable, all rights under contracts, agreements or commitments, including, without limitation, any existing insurance policies Buyer elects to have assigned to it, natural gas supply contract with Enermart Trust, contracts providing for the lease by the Business of equipment, machinery, office equipment, furniture, cars, trucks and other vehicles, sales representative agreements, consignment agreements and other similar agreements, whether as principal or agent, and under any license agreement (collectively, the "Contracts"), including, without limitation, those described on Annex C hereto;

                         (i)  all rights under orders, bids and
          quotations, and similar arrangements relating to the purchase or sale of goods or services (collectively, the "Service
          Contracts"), including, without limitation, those so described on Annex C hereto;

                         (j) all right, title and interest in and to all patents, patent applications, trade secrets and secret processes and similar items pertaining to the Business;

                         (k) to the extent transferable, all permits, approvals, qualifications, licenses and the like issued by a Governmental Authority (as defined in Section 5.6 hereof) or any third party and any pending applications therefor (collectively, the "Permits"), including, without limitation, those described on Annex D hereto; and

                         (l) subject to the provisions of Section 12.2 hereof, all books and records of account and other records, whether written or in machine-readable form (including, without limitation, operating systems and application software, and computerized records maintained on tapes, disks and other electronic or optical storage media), generated in connection with or otherwise related to the conduct of the business of the Business, relating to operating, inventory, legal, personnel, payroll, supplier/vendor rights, interests and customer records and all sales and promotional literature, correspondence and files.

                    1.2 Pre-Closing Disposition of Assets. Without limiting the generality of the foregoing, the parties agree that the Assets shall include the assets, properties and rights described or listed in Section 1.1 hereof, except such assets, properties and rights as may have been disposed of by Seller prior to the Closing in the ordinary course of business of the Business.

                    1.3 Exclusions from Assets. The parties agree that the Assets shall not include the following:

                         (a) cash, investment securities and related bank and brokerage accounts of Seller;

                         (b) all notes receivable, accounts receivable (except as noted in Section 2.3 below), employee advances, trade acceptances receivable and general intangibles of a similar nature arising prior to the Closing;

                         (c)  the corporate minute books and stock
          transfer records of Seller and, subject to Section 12.3 hereof, any books and records of account relating to any financial and tax records of Seller;

                         (d)  a 1979 Ford diesel tractor (Model 2W30,
          Serial No. C615041) owned by a third party;

                         (e)  feedlot supply purchase rebates;

                         (f) utility cooperative credits and/or dividends attributable to periods prior to Closing and utility cooperative capital stock; and

                         (g) income tax credits and/or refunds due in connection with diesel fuel or gasoline used in the Business for periods prior to Closing.

                    1.4 Independent Contract Consideration. On the date hereof Buyer shall deliver to Seller a check in the amount of $50.00 (the "Independent Contract Consideration"), which amount Seller and Buyer hereby acknowledge and agree has been bargained for and agreed to as consideration for Seller's execution and delivery of this Agreement. The Independent Contract Consideration is in addition to and independent of any other consideration or payment provided for herein, and is nonrefundable in all events.

                    1.5 Condition of Assets. It is understood and agreed that Buyer has had adequate opportunity to inspect the condition of the Assets and to observe the operation of the Business, and that Buyer has determined that the condition of the Assets and Business are suitable for Purchaser's intended use thereof. The Properties and Facilities shall be conveyed and transferred to Buyer on the Closing Date in "as is", "where is" condition and with all faults, and, and except as set forth in Article 5 below, Seller makes no representations and/or warranties of any kind whatsoever relating to the condition of the Assets and Seller specifically makes no representations and/or warranties as to the merchantability and/or fitness for a particular purpose of any of the Properties or the Facilities.

               2. Buyer's Obligations With Respect to Purchase of Assets and Related Matters.

                    2.1  Purchase Price.

                         (a) Subject to the terms and conditions of this Agreement and in full consideration for the sale, conveyance, transfer, assignment and delivery of the Assets and for the Shareholder Covenants Not To Compete (as defined in Section

          11.2), Buyer shall:

                              (i)  at the Closing pay $3,500,000 (the
          "Purchase Price") to Seller by delivery of a check payable to Seller in such amount less the Deposit (hereinafter defined);

                              (ii)  at the Closing pay to Seller by
          delivery of a check payable to Seller in the amount of the fair market value of Seller's grain and livestock feed inventories and medicine inventories as of February 28, 1997 less the sum of $2,362.50 representing the estimated cost of disposing of the manure pile located in southeast portion of the feedyard; and

                              (iii) assume the obligations described in
          Section 2.2 below (the "Assumed Liabilities").

          At the Closing, appropriate adjustments will be made in the Purchase Price to reflect amounts prepaid or deposits by or to Seller under the Service Contracts and not fully used or earned by Seller as of the Closing Date and prepaid premiums on any existing insurance policies assigned to Buyer at Closing.

                    2.2  Assumption of Certain Obligations.  On the
          Closing Date, Buyer shall assume, and on and after the Closing Date, Buyer agrees to pay, observe, perform and otherwise discharge all liabilities and obligations of the Business arising after the Closing and all liabilities and obligations of the Business under all Permits, Service Contracts and Contracts in respect of periods after the Closing Date. Other than the liabilities and obligations described in the first sentence of this Section 2.2, Buyer expressly does not assume any other liabilities and obligations of Seller or of the Business, and Seller and the Shareholders shall pay, observe, perform and otherwise discharge all such liabilities and obligations not assumed by Buyer hereunder. Buyer is not assuming any liabilities or obligations set forth in Article 14 below.

                    2.3 Receivables. Buyer agrees that it shall, as soon as reasonably practicable after receipt thereof, remit and forward to Seller any payments or other items received in respect of the assets described in Section 1.3(b). Buyer will make a good faith effort to collect any sums due to Seller in respect of the assets described in Section 1.3(b). It is understood and agreed that all expenses owing to Seller for each lot of cattle for which Seller has provided financing, feed, rations, medicine, and services and accrued interest thereon (the "Expenses") shall be computed as of February 28, 1997, and that interest on the Expenses shall continue to accrue and be owing to Seller until the sale of the cattle, and that as each lot of cattle is sold, Buyer shall promptly remit and forward the proceeds of the sale of each such lot of cattle in the following order:

                         (1) to Seller, the Expenses owing to Seller as of February 28, 1997;

                         (2)  to Seller, all accrued interest on the
          Expenses owing to Seller from February 28, 1997 to date of sale of the cattle.

                         (3) to Buyer, all Expenses owing to Buyer for periods after February 28, 1997 and interest to accrue thereon; and

                         (4) to the owner of the cattle, the remaining proceeds.

                    2.4 Shareholder Covenants Not To Compete. On the Closing Date, Buyer shall pay $1,000 to each of the Shareholders in respect of each Shareholder's Covenant Not To Compete by delivery of a check payable to each Shareholder in such amount. Such payments are to be made pursuant to the understandings set forth in Article 11 of this Agreement.

                    2.5 Allocation of Purchase Price, Assumed Liabilities and Covenants Not To Compete. The aggregate amount of the Purchase Price and the Assumed Liabilities shall be allocated among the Assets and the Covenants Not To Compete as set forth on Annex F attached hereto. Seller and Buyer shall duly prepare and timely file such returns, reports and information returns as may be required under section 1060 of the Internal Revenue Code of 1986, as amended (the "Code"), and any regulations thereunder and any corresponding or comparable provisions of applicable state and local tax laws to report the allocation of the Purchase Price and the Assumed Liabilities among the Assets and the Covenants Not to Compete as set forth in Annex F attached hereto.

                    2.6 Deposit. Within one (1) business day after Buyer's execution of this Agreement, Buyer shall deposit with Title Company (hereinafter defined), the sum of $50,000 in cash ("Deposit") to be held by the Title Company as earnest money in accordance with the terms and provisions of this Agreement. The Title Company is hereby instructed to hold the Deposit in an interest bearing account with a federally insured bank. All interest accruing on the Deposit shall belong to Buyer. Except as provided in this Agreement to the contrary, the Deposit is non-refundable. If Buyer terminates this Agreement pursuant to an express right granted to Buyer pursuant to this Agreement, the Title Company shall and is hereby instructed to immediately return the Deposit to Buyer. Upon the Closing of the transactions contemplated hereby, the Deposit will be delivered to the Seller as part of the Purchase Price. Should Buyer default in the performance of its obligations under this Agreement when Seller is not in default under this Agreement, Seller shall be entitled to receive the Deposit as liquidated damages for such default by Buyer, and the Title Company is directed to deliver the Deposit to Seller upon notice of a default by Buyer hereunder.

               3.   Seller's Obligations; Further Assurances.

                    3.1 Title. Promptly after the date hereof, Seller shall cause A. O. Thompson Abstract Co., Inc., 242 E. 3rd St., Hereford, Texas (the "Title Company"), as agent for Stewart Title Company, to issue to Buyer a title commitment (the "Title Commitment") covering the Properties and the Facilities, showing all matters affecting title thereto and binding the Title Company to issue to Buyer at the Closing an Owner Policy of Title Insurance (the "Title Policy") in the form prescribed by the Texas Department of Insurance in the amount of $3,176,100.

                    3.2  Title Review Period.  Buyer shall have fifteen
          (15) business days (the "Title Review Period") after the receipt of the (i) Title Commitment and (ii) legible copies of all instruments referred to in Schedules B and C of the Title Commitment to notify Seller, in writing, of such objections as Buyer may have to anything contained in the Title Commitment. Liens for ad valorem taxes not then due and payable and any item contained in the Title Commitment to which Buyer does not object during the Title Review Period shall be deemed a "Permitted Exception". In the event Buyer shall notify Seller of an objection to anything contained in the Title Commitment prior to the expiration of the Title Review Period, Seller shall have twenty (20) business days, or such greater period of time as may be mutually acceptable to Buyer and Seller (the "Cure Period"), within which Seller may (but shall in no event be required to) cure or remove such objection. If Seller fails to either cure or remove such objection to the reasonable satisfaction of Buyer and the Title Company prior to the expiration of the Cure Period, and if by reason of such objection the Title Company refuses to issue the Title Policy in the form provided for in Section 3.3 of this Agreement, Buyer may either waive such objection and accept such title as Seller is able to convey without any reduction in the Purchase Price or, as its sole and exclusive remedy, terminate this Agreement by written notice to Seller given within five (5) days following the expiration of the Cure Period, except that Buyer shall be entitled to a reduction in the Purchase Price in the amount of any valid mortgage liens or valid tax liens actually filed of record against the Assets to the extent such liens are not paid at or before the Closing. Failure of the Buyer to send written notice of the election available to it pursuant to the preceding sentence within five (5) days after the expiration of the Cure Period shall be deemed an election by Buyer to waive its objection and accept such title as Seller is able to convey without any reduction in the Purchase Price.

                    3.3 Title Policy of Title Insurance. At Closing, the Title Company shall issue to Buyer, at Seller's sole cost and expense, the Title Policy covering the Properties (excluding the appurtenant easements created by instruments recorded in Volume 237, Page 288, and Volume 256, Page 445, both in the Deed Records of Deaf Smith County, Texas)and the Facilities, in the full amount of $3,176,100. Such policy may contain as exceptions the standard printed policy exceptions (modified, if applicable, but at Buyer's expense) (the "Standard Exceptions") and the Permitted Exceptions. The Standard Exceptions shall be modified as follows:

                         (a)  the Standard Exception with regard to
          restrictive covenants shall either be deleted or shall list those restrictions that constitute Permitted Exceptions;

                         (b) the Standard Exception with regard to real estate taxes shall except taxes for 1997 and subsequent years; and,

                         (c)  the Standard Exception with regard to
          parties in possession shall be deleted, except as to cattle being fed at the feedyard at the time of the Title Company's inspection.

                    3.4 Conveyance Documents. The sale, assignment, transfer, conveyance and delivery of the Assets (other than real property) shall be made by such bills of sale and other recordable instruments of assignment, transfer and conveyance as Buyer shall reasonably request, provided that the warranties of title contained in all such instruments shall be consistent with the provisions of this Agreement, including Section 5.4 hereof. The sale and conveyance of any real property constituting a portion of the Assets shall be made by special warranty deeds in form and substance satisfactory to Buyer and its counsel and subject only to Permitted Exceptions. To the extent Seller holds perfected security interests in any cattle being fed on the Properties at Closing, Seller agrees that it retains such security interests in such cattle for the benefit of Seller and Buyer in proportion to the rights each have in the proceeds of the sale of such cattle, which proportion is to be determined pursuant to Section 2.3 above.

                    3.5  Further Assurances.

                         (a) At the Closing and at any time and from time to time thereafter, Seller shall at the reasonable request of Buyer take all reasonable action necessary to put Buyer in actual possession and operating control of the Assets, and shall execute, acknowledge and deliver such further instruments of conveyance, sale, transfer and assignment, and take such other action as Buyer may reasonably request in order more fully and effectively to convey, sell, transfer and assign to Buyer all of Seller's right, title and interest in and to the Assets.

                         (b)  The parties recognize that a separate
          instrument or instruments of assignment and assumption may be necessary or proper with respect to certain of the Contracts, Service Contracts and Permits to be transferred hereunder, and, accordingly, the parties shall duly execute and deliver at or prior to the Closing or thereafter, as required or reasonably requested by Buyer, such separate instrument or instruments as may be reasonably required to effect the assignment or transfer thereof to the Buyer.

                         (c)  Each party shall use all commercially
          reasonable efforts to assist the other in obtaining any consents, approvals and releases required for the assignment of all Contracts, Service Contracts and Permits. If any material consents or releases cannot be obtained prior to Closing with respect to any Contract, Service Contract or Permit included in the Assets and the Closing is nevertheless consummated, Seller and Buyer shall fully cooperate in any arrangement reasonably satisfactory to the parties designed to fulfill the obligations under, and to afford Buyer the benefits of, such Contract, Service Contract or Permit. Should the consent required for the transfer of any Contract, Service Contract or Permit not be received until after Closing, the parties will cooperate as provided in this Agreement to cause thereafter the assignment thereof or the assumption thereof by the Buyer without further consideration.

                    3.6 Shareholder Feeding Agreement. At the Closing, the Shareholders shall execute and deliver to Buyer the best efforts feeding agreement attached hereto as Annex E (the "Feeding Agreement").

                    3.7 FIRPTA Certificate. At the Closing, Seller shall furnish to Buyer a certificate of Seller, as transferor, to Buyer, as transferee, stating that Seller is not a foreign entity in accordance with the Foreign Investment in Real Property Tax Act of 1980 in the form promulgated by the Treasury Regulations thereunder.

                    3.8 Release of Realty Liens. On or prior to Closing, Seller, at its sole cost and expense, shall cause to be fully released and discharged of record in Deaf Smith County, Texas, any and all mortgage, deed of trust or other liens affecting the Properties or the Facilities.

                    3.9 Insurance. Until Closing, Seller shall maintain in full force and effect the insurance coverages specified in Annex H hereto, and Seller shall not make any changes in such insurance coverages or in the insurers issuing the same prior to Closing without Buyer's prior written consent. Should Buyer elect to have the benefit of any of such insurance after Closing, Seller shall cooperate with Buyer in effecting appropriate policy assignments at Closing.

               4.   Closing.

               The sale and purchase of the Assets (herein called the "Closing") shall take place at 9:00 a.m., Central Standard time, on March 10, 1997, at the offices of The Title Company. At Closing and upon Buyer's payment of the Purchase Price, Seller shall take all steps necessary to cause title to and possession of all Assets to be given to Buyer in satisfaction of this Agreement, which obligation of Seller shall be continuing until the same is fully performed.

               5.   Representations and Warranties by Seller and
          Shareholders.

               Each of Seller and the Shareholders severally represents and warrants to Buyer as follows:

                    5.1 Incorporation. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Texas, with full corporate power and authority to execute and deliver this Agreement and the other agreements and instruments contemplated hereby to which it is or is to become a party (the "Seller Documents", which term shall also include the Shareholder Covenants Not To Compete and the Feeding Agreement) and to perform its obligations hereunder and thereunder and to own, lease and operate the Assets and to conduct the business of the Business as the same is currently being conducted.

                    5.2  Authorization.

                         (a) The execution and delivery by Seller of this Agreement and the Seller Documents, and its performance of its obligations hereunder and thereunder, have been duly and validly authorized by its Board of Directors and by all necessary corporate action of it and by the affirmative vote of not less than the owners and holders of two-thirds of the issued and outstanding capital stock of Seller.

                         (b) This Agreement has been duly executed and validly delivered by Seller and constitutes its legal, valid and binding obligations enforceable against it in accordance with its terms, except as such enforcement may be limited by (i) any applicable bankruptcy, insolvency, reorganization, receivership, moratorium, fraudulent transfer and conveyance laws and other similar laws of general application relating to or affecting the rights and remedies of creditors or (ii) general principles of equity, whether applied by a court of law or equity.

                         (c)  The Seller Documents, when executed and
          delivered by Seller at Closing, will have been duly executed and validly delivered by it and will constitute its legal, valid and binding obligations enforceable against it in accordance with their respective terms, except as such enforcement may be limited by (i) any applicable bankruptcy, insolvency, reorganization, receivership, moratorium, fraudulent transfer and conveyance laws and other similar laws of general application relating to or affecting the rights and remedies of creditors or (ii) general principles of equity, whether applied by a court of law or equity.

                    5.3 No Conflict. Except for any Contract, Service Contract or Permit terms requiring consent to assignment, neither the execution and delivery by Seller of this Agreement and the Seller Documents, nor its performance of its obligations hereunder and thereunder, will (a) conflict with its articles of incorporation or by-laws, (b) result in any breach of any of the provisions of, or constitute a default under, any judgment, order, decree or writ to which it is a party or by which it is bound, which breach or default would have a material adverse effect upon the Assets taken as a whole or the business, financial condition or results of operations of the Business (a "Material Adverse Effect"), (c) violate any provision of law applicable to it or (d) breach or constitute a default (or an event that, with notice or lapse of time or both, would constitute a default) under, or permit the termination of any provision of, or result in the creation or imposition of any lien upon any Asset under, any note, bond, indenture, mortgage, deed of trust, lease, franchise, permit, authorization, license, contract, instrument or other agreement or commitment to which it is a party or by which it or any Asset is bound or encumbered, except for such breaches, defaults or liens that would not have a Material Adverse Effect.

                    5.4 Title; Absence of Adverse Claims. Seller has and will transfer to Buyer at Closing good title to the Assets free and clear of all liens and encumbrances whatsoever, with the following exceptions:

                         (a) liens for ad valorem taxes not yet due and payable; and

                         (b)  Permitted Exceptions relating to Assets
          constituting real property.

          None of the Assets is leased by Seller.

                    5.5  Financial Statements.

                         (a)  Seller has delivered to Buyer the balance

          sheet of Seller at December 31, 1996, and the income statement of Seller for the year ended December 31, 1996 (collectively, the "Seller Financial Statements"), together with a report of Seller's certified public accountant thereon. Other than as disclosed in such report, the Seller Financial Statements present fairly, in all material respects, the financial position of Seller as at December 31, 1996, and the results of its operations for the year ended December 31, 1996.

                         (b) Since December 31, 1996, there has not been any material change in Seller's accounting methods, principles or practices.

                    5.6 Litigation and Claims. There are no claims, actions, suits or proceedings pending or, to its or his knowledge, threatened, against Seller or any of the Assets, before or by any Governmental Authority, or before any arbitration board or panel, wherever located. For the purposes of this Agreement, "Governmental Authority" means the government of the United States of America, any state of the United States of America, any foreign country, or any political subdivision of any of the foregoing, or any agency, board, bureau, court, department or commission of any of the foregoing.

                    5.7  Labor and Employment.  There are no (a)
          collective bargaining or other agreements with labor unions covering any Business employee or (b) written employment agreements with any Business employee. There is no labor strike, dispute, work slowdown, work stoppage or other job action pending or, to its or his knowledge, threatened, against Seller or the Business, which would have a Material Adverse Effect. To its or his knowledge, the Business is in material compliance with all applicable laws, rules or regulations respecting employment and employment practices, terms and conditions of employment and wages and hours, and has not engaged in any unfair or illegal labor practice which has not been remedied as of the date hereof. There is no unfair labor practice complaint or charge, or charge of employment discrimination, pending or, to its, his knowledge, threatened against Seller.

                    5.8  Employee Benefit Matters.

                    Neither Seller nor any Shareholder has incurred any unsatisfied liability under ERISA or to any Governmental Authority in respect of any employ benefit or similar plan, and to its or his knowledge no such liability is threatened or claimed. The consummation of the transactions contemplated by this Agreement (and the employment by Buyer of former employees of Seller) will not result in any liability to Buyer for taxes, penalties, interest or any other claims resulting from any employee benefit plan as defined in the Employment Retirement Income Security Act of 1974, as amended ("ERISA"). Seller shall be and remain solely responsible for the fulfillment of all obligations under any employee benefit plan currently maintained by the Seller and shall comply with all requirements of ERISA, and Buyer shall have no liability in respect of any such employee benefit plan of Seller or any other benefit plan now or formerly maintained by Seller or any of the Shareholders. None of the persons employed by Seller are subject to, or employed under any written contract of employment, but all such persons are or were at-will employees of Seller.

                    5.9 Assets. The Assets constitute the material properties, rights, interests and other assets, of every type and description, whether real, personal or mixed and whether tangible or intangible, used by Seller in connection with the conduct of the business of the Business.

                    5.10 Compliance with Laws. Except with respect to Environmental Laws (as defined in and the representations and warranties in respect of which are set forth in Section 5.13), to its or his knowledge, Seller is in compliance with all laws, ordinances, codes, restrictions, judgments, orders, rules, regulations and other legal requirements, domestic or foreign, applicable to the Assets or the conduct of the business of the Business, other than where the noncompliance therewith would not have a Material Adverse Effect.

                    5.11 [Intentionally left blank]

                    5.12 [Intentionally left blank.]

                    5.13 Environmental Matters.

                         (a)  The business of the Business, the
          Properties, the Facilities, and buildings, structures, other improvements, fixtures and appurtenances thereon and thereto are in substantial compliance with all Environmental Laws, except as disclosed in the Phase I Environmental Site Assessment dated January 27, 1997 prepared by Enviro-Ag Engineering Inc. with respect to the Properties and the Facilities (the "Enviro Report"), a copy of which has been reviewed by Seller.

                         (b) To its knowledge, Seller has no liability for remediation actions (including removal, response, cleanup, investigation and monitoring of contaminants or pollutants) resulting from any release, discharge, placement, migration or movement of contaminants, pollutants or other substances that are listed, regulated or designated as toxic or hazardous under any Environmental Laws into the environment from any of the Facilities or the Properties, except as indicated in the Enviro Report.

                         (c)  There are no claims, actions, suits or
          proceedings, judgments, orders, writs or injunctions of any court or Governmental Authority pending or presently in effect or, to its or his knowledge, threatened, against Seller relating to Environmental Laws.

                         (d) The Seller has never been the subject of any order, schedule, decree or agreement issued or entered into under any Environmental Law.

                         (e) Except as indicated in the Enviro Report, to Seller's knowledge, there are no underground storage tanks located on or under any of the Facilities or the Properties and any underground storage tank previously removed was removed in accordance with applicable Environmental Laws. To Seller's knowledge there are no friable asbestos containing materials present on or at any of the Facilities or the Properties.

                         (f)  For the purposes of this Agreement,
          "Environmental Laws" means any law, regulation, rule, ordinance, by-law or order of any Governmental Authority, in effect on the Closing Date, which relates to or otherwise imposes liability, obligations or standards with respect to (i) the control of any potential pollutant or the protection of the environment, (ii) solid waste, gaseous waste or liquid waste generation, handling, treatment, storage, disposal or transportation, and (iii) exposure to hazardous, toxic or other substances alleged to be harmful, but in each case excluding the Occupational Safety and Health Act of 1970, as amended, and any regulation issued thereunder.

                    5.14 Broker's Fees. No broker, finder, agent or similar intermediary has acted on behalf of Seller, any affiliate of Seller or any Shareholder in conjunction with this Agreement or the transactions contemplated hereby. Bill Helming of Bill Helming Consulting Services, located at 10640 South Glenview Lane, Olathe, Kansas 66061, represents the Seller in a professional consulting and financial capacity, and Seller shall be solely responsible for payment of consulting and financial advisory fees owing to Bill Helming at Closing.

                    5.15 Contracts and Service Contracts. Each of the Contracts and the Service Contracts is a valid and binding obligation of Seller and, to its knowledge, a valid and binding obligation of the other party or parties thereto, except, in each case, as may be limited by (a) the course of conduct of the parties to the Contracts and the Service Contracts, (b) any applicable bankruptcy, insolvency, reorganization, receivership, moratorium, fraudulent transfer and conveyance laws and other similar laws of general application relating to or affecting the rights and remedies of creditors or (c) general principles of equity, whether applied by a court of law or equity. Neither Seller nor, to its or his knowledge, any other party has terminated or canceled any of the Contracts or the Service Contracts. Neither Seller nor, to its or his knowledge, any other party is in breach of, or default under, any provision of such Contract or Service Contract, which default or breach, in each case, could have a Material Adverse Effect.

                    5.16 Permits. The Permits constitute the permits and licenses necessary for the conduct of the business of the Business as it is now being conducted and necessary to own, operate, maintain and use the Assets in the manner in which they are now being operated, maintained and used.

                    5.17 Tax Matters. Seller has timely filed with all appropriate governmental and taxing authorities all tax or information returns and tax reports that are required to be filed by Seller. All taxes of Seller and all interest, penalties, assessments, deficiencies, charges, fees or other government impositions or charges claimed to be due by any governmental or taxing authority with respect to taxes have been fully paid or adequately reserved for, and Seller has collected and paid all sales taxes with respect to the sale of any of its assets required to be so collected and paid on or before the Closing Date. Seller has made adequate accruals on its financial statements for the payment of all taxes, and those accruals have been made on a basis consistent with past practices. Seller has no liability for any taxes or other governmental charges in excess of the amounts so paid or accruals so made and required to be accrued. Seller is not a party to any pending audit, action or proceeding with respect to taxes or any other governmental charges and has not waived any statute of limitations in respect of taxes or agreed to any extension of time with respect to any tax assessment or deficiency.

                    5.18 Restatement; Survival. All representations and warranties by Seller and the Shareholders herein shall be restated in writing at the Closing, but such representations and warranties shall be of no force and effect after August 31, 1998.

                    5.19 Several Liability. The liabilities of the Shareholders under this Article 5 are several, not joint, with each Shareholder's liability being limited to one-third (1/3rd) of the liability of all Shareholders.

               6.   Representations and Warranties by Buyer.

               Buyer hereby represents and warrants to Seller as follows:

                    6.1 Incorporation. It is a corporation duly organized, validly existing and in good standing under the laws of the State of California, with full corporate power and authority to execute and deliver this Agreement and the other agreements and instruments contemplated hereby to which it is or is to become a party (the "Buyer Documents") and to perform its obligations hereunder and thereunder. Buyer will be qualified to do business in the State of Texas prior to the Closing Date.

                    6.2  Authorization.

                         (a) The execution and delivery by it of this Agreement and the Buyer Documents, and its performance of its obligations hereunder and thereunder, have been duly and validly authorized by all necessary corporate action of it.

                         (b) This Agreement has been duly executed and validly delivered by it and constitutes its legal, valid and binding obligations enforceable against it in accordance with its terms, except as such enforcement may be limited by (i) any applicable bankruptcy, insolvency, reorganization, receivership, moratorium, fraudulent transfer and conveyance laws and other similar laws of general application relating to or affecting the rights and remedies of creditors or (ii) general principles of equity, whether applied by a court of law or equity.

                         (c)  The Buyer Documents, when executed and
          delivered by it at the Closing, will have been duly executed and validly delivered by it and will constitute its legal, valid and binding obligations enforceable against it in accordance with their respective terms, except as such enforcement may be limited by (i) any applicable bankruptcy, insolvency, reorganization, receivership, moratorium, fraudulent transfer and conveyance laws and other similar laws of general application relating to or affecting the rights and remedies of creditors or (ii) general principles of equity, whether applied by a court of law or equity.

                    6.3 No Conflict. Neither the execution and delivery by it of this Agreement and the Buyer Documents, nor the performance by it of its obligations hereunder and thereunder, will (a) conflict with its articles of incorporation or by-laws,
          (b) result in the breach of any of the provisions of, or constitute a default under, any judgment, writ, order or decree to which it is a party or by which it is bound, which breach or default would have a material adverse effect upon the business, financial condition or results of operations of it and its subsidiaries, taken as a whole, (c) violate any provision of law applicable to it, or (d) breach or constitute a default (or an event that, with notice or lapse of time or both, would constitute a default) under, or permit the termination of any provision of, or result in the creation or imposition of any lien upon any of its properties, assets or business under, any note, bond, indenture, mortgage, deed of trust, lease, franchise, permit, authorization, license, contract, instrument or other agreement or commitment to which it is a party or by which it or any of its assets or properties is bound or encumbered, except in any of the cases enumerated in clause (d), those which breach or default would not adversely affect its ability to execute and deliver this Agreement or any Buyer Document or perform its obligations hereunder or thereunder.

                    6.4 Broker's Fees. No broker, finder, agent or similar intermediary has acted on behalf of the Buyer or its affiliates in conjunction with this Agreement or the transaction contemplated hereby, and there are no brokerage commissions, finder's fees, or similar fees or commissions payable by or on behalf of the Buyer in connection with the transactions contemplated by this Agreement.

                    6.5 Restatement. All representations and warranties of Buyer shall be restated in writing at the Closing.

               7.   Covenants of Seller and Buyer.

                    7.1 Notices; Consents; Reasonable Efforts. Subject to the terms and conditions of this Agreement, Seller and Buyer shall cooperate to (a) give notice to all third parties and obtain all consents, waivers, approvals, authorizations and orders required in connection with the authorization, execution and delivery of this Agreement and the consummation of the transactions contemplated hereby and (b) take, or cause to be taken, all reasonable action, and do, or cause to be done, all reasonable things to consummate and make effective as promptly as practicable the transactions contemplated by this Agreement.

                    7.2 Transfer Taxes; Governmental Fees and Charges; Ad Valorem Taxes.

                         (a)  Notwithstanding any provision of law
          imposing the burden of Transfer Taxes (as hereinafter defined) on Seller or Buyer, as the case may be, any sales (except as provided below), use, franchise and other transfer taxes imposed in connection with the consummation of the transactions contemplated by this Agreement (collectively, "Transfer Taxes") shall paid by Seller.

                         (b) Seller and Buyer agree to cooperate in good faith with each other, and to use their commercially reasonable efforts, to minimize Transfer Taxes. Without limiting the generality of the preceding sentence, (i) the appropriate party hereto shall promptly and properly complete, execute and deliver to the other resale, exemption, and/or similar certificates or other documentation necessary or appropriate under any applicable law to claim and/or evidence that all or any portion of the sale or transfer of the Assets under this Agreement is exempt from or otherwise not subject to Transfer Taxes imposed under such applicable law, and (ii) each of the parties hereto shall consult and cooperate in good faith with each other on a timely basis in order to effectively handle and contest any audit, examination, investigation, or administrative, court, or other proceeding relating to Transfer Taxes.

                         (c) Buyer shall pay and be responsible for all filing and recordation of vehicle license transfers and the license fees related thereto and the sales taxes on non-exempt farm/agricultural vehicles referred to in Annex B, notwithstanding any provision of law imposing the burden of such fees or charges on Seller or Buyer, as the case may be.

                         (d) (i) Ad valorem and similar taxes relating to the Assets or any portion thereof for any taxable period that includes the Closing Date shall be prorated between Seller and Buyer as of February 28, 1997 based upon such taxes in the taxable period immediately preceding such taxable period that includes the Closing Date (in which case such taxes shall be readjusted as provided in the next sentence), and Buyer shall receive a credit against the Purchase Price at the Closing for Seller's pro rata portion of such taxes. As soon as the amount of such taxes is known for such taxable period that includes the Closing Date, Seller and Buyer shall readjust the amount of such taxes to be paid by each party (by means of a payment from Seller to Buyer or from Buyer to Seller, as the case may be) with the result that Seller shall pay for such taxes attributable to the portion of such taxable period prior to February 28, 1997 and Buyer shall pay for such taxes attributable to the portion of such taxable period from and after February 28, 1997. Each of the Shareholders severally agree (each to the extent of one-third (1/3rd) of the applicable amount) to cause Seller to timely perform its obligations under this subsection.

                              (ii) For purposes of calculating any
          proration required by Section 7.2(d)(i), (A) Seller's pro rata portion shall be 59/365ths of the total amount of taxes being prorated; and (B) Buyer's pro rata portion shall be 306/365ths of such taxes.

                         (e) If a party hereto shall fail to pay on a timely basis any amount such party is responsible for under this
          Section 7.2, the other party may pay such amount to the appropriate governmental authority or authorities or other appropriate third party or parties, and the party responsible for payment of such amount shall promptly reimburse the other party for such amount so paid.

                         (f) The respective rights and obligations of the parties hereto under this Section 7.2 shall survive the Closing without limitation.

                    7.3 Apportionments. Except as otherwise specifically provided below, all expenses and obligations relating to the operation of the Business (including, without limitation, the unpaid monetary obligations of Seller under the Contracts, Service Contracts and the Assumed Liabilities; payroll and employee benefits; and insurance premiums prepaid on policies assumed by Buyer at Closing) and unearned income or other payments or prepayments to Seller (including, without limitation, payments received by reason of participation in the Conservation Reserve Program) shall be pro rated between Buyer and Seller as of February 28, 1997. The foregoing obligations shall survive Closing. Deposits held by Seller with respect to Service Contracts for feeding after the Closing shall be delivered to Buyer on the Closing Date.

                    7.4 Utilities. Charges for water, electricity, sewer service, gas, telephone and all other utilities shall be pro rated on a per diem basis as of February 28, 1997, disregarding any discount or penalty, with such proration to be made after Closing when the bills for the current period are issued. The foregoing obligations shall survive Closing. Seller and Buyer shall cooperate to cause the transfer of the Property's utility accounts and telephone numbers from Seller to Buyer.

               8.   Conditions Precedent to the Obligations of Buyer.

               All obligations of Buyer under this Agreement are subject, at Buyer's option, to the fulfillment or waiver prior to or at the Closing, of each of the following conditions:

                    8.1 Litigation. No action, suit, proceeding, investigation, inquiry or request for information by any third person (including but not limited to any Governmental Authority) shall have been instituted or threatened against Seller or Buyer or any of their respective affiliates that questions, or reasonably could be expected to lead to subsequent questioning of, the validity or legality of this Agreement or the transactions contemplated hereby or thereby which, if successful, would adversely affect the right of Buyer to consummate the transactions contemplated hereby or to continue the business of the Business substantially as currently conducted.

                    8.2 Permits, Consents, etc. There shall be no material permit, consent, approval or authorization of, or declaration to or filing with, any Governmental Authority required in connection with the transactions contemplated by this Agreement or material consent of a third party which has not been accomplished or obtained and which may not be accomplished or obtained after the Closing.

                    8.3 Contracts. All consents required for the assignment of any Contracts, Service Contracts or Permits to Buyer shall have been obtained or the requirement therefor waived.

                    8.4  Intentionally left blank.

                    8.5 Environmental. At its expense, Seller shall cause the site of the former Centergas II of Amarillo leaking underground storage tank to be excavated to a depth of 15 feet and then have the excavated earth disposed of off the Properties in accordance with any requirements of a Governmental Authority and the excavated area refilled with clean soil compacted to leave the excavated area level with the surrounding area.

                    8.6 Waiver. Buyer shall have waived any rights it may have to terminate this Agreement pursuant to other Sections of this Agreement.

                    8.7 Adverse Event. No condition or circumstance shall exist or be reasonably threatened which Buyer reasonably believes will cause or result in a Material Adverse Effect.

               9.   Condition Precedent to the Obligations of Seller.

               All obligations of Seller under this Agreement are subject, at Seller's option, to the fulfillment or waiver prior to or at the Closing, of the condition that no action, suit, proceeding, investigation, inquiry or request for information by any third person (including but not limited to any Governmental Authority) shall have been instituted or threatened against any of Seller or Buyer or any of their respective affiliates that questions, or reasonably could be expected to lead to subsequent questioning of, the validity or legality of this Agreement or the transactions contemplated hereby or thereby which, if successful, would adversely affect the right of Seller to consummate the transactions contemplated hereby.

               10.  Indemnification.

                    10.1 Definitions.  As used in this Article:

                         (a)  "Damages" means any and all penalties,
          judgments, fines, damages, liabilities, losses, expenses or costs (including, without limitation, Litigation Expenses).

                         (b)  "Litigation Expenses" means reasonable
          attorneys' fees and other costs and expenses incident to proceedings or investigations respecting, or the prosecution or defense of, a claim.

                         (c)  "Third Party Claims" means any and all
          claims, demands, suits, actions or proceedings by any person or entity, other than Buyer or Seller or their respective affiliates, relating to the Assets or the Business.

                    10.3 Indemnification by Buyer.

                         (a)  Subject to the terms, conditions and
          limitations of this Article, Buyer shall defend, indemnify and hold Seller and the Shareholders, and their respective affiliates and controlling persons, officers, directors and employees harmless from and against any Damages caused by or arising out of
          (i) the failure of Buyer to perform or fulfill any agreement or covenant to be performed or fulfilled by it under this Agreement, including without limitation thereto those agreements set forth in Section 2.2 hereof, or under any Buyer Document, or (ii) any inaccuracy in any representation or breach of any warranty of Buyer set forth in Article 6 or any Buyer Document and any Third Party Claims attributable to periods after the Closing Date. The foregoing indemnity shall not extend to any matters for which Seller is to indemnify Buyer pursuant to the Section 14.2 below.

                         (b) Notwithstanding the foregoing provisions of this Section 10.2, Buyer shall not be obligated to indemnify Seller and the Shareholders until the aggregate amount of any Damages and Third Party Claims sustained by Seller and the Shareholders exceeds on a cumulative basis $10,000, and then only to the extent of any such Damages and Third Party Claims sustained by Seller and the Shareholders in excess of such $10,000. The amounts stated in the immediately preceding sentence shall be exclusive of any Damages and Third Party Claims sustained by Seller and the Shareholders by reason of their respective obligations under Article 14 hereof.

                         (c) The representations and warranties of Buyer set forth in Article 6 shall survive the Closing.

                    10.3 Indemnification by Seller and the Shareholders.

                         (a)  Subject to the terms, conditions and
          limitations of this Article, each of Seller and the Shareholders (each to the extent of one-third of the applicable liability) shall severally defend, indemnify and hold harmless Buyer, and its affiliates and controlling persons, officers, directors and employees from and against any Damages caused by or arising out of:

                              (i) the failure of Seller or any Shareholder to perform or fulfill any agreement or covenant to be performed and fulfilled by it or him under this Agreement or under any Seller Document;

                              (ii)  any inaccuracy in any representation
          or breach of any warranty of Seller or any Shareholder set forth in Article 5 or in any Seller Document; or


                              (iii) Third Party Claims related to periods prior to the Closing Date.

                         (b) Notwithstanding the foregoing provisions of this Section 10.3, Seller and the Shareholders shall not be obligated to indemnify Buyer until the aggregate amount of any Damages and Third Party Claims sustained by Buyer exceeds on a cumulative basis $10,000, and then only to the extent of any such Damages and Third Party Claims sustained by Buyer in excess of such $10,000. The immediately preceding sentence shall not be applicable to limit the liability of Seller and the Shareholders under Article 14 below. The amounts stated in the first sentence of this subsection shall be exclusive of any Damages and Third Party Claims sustained by Buyer by reason of Environmental Liabilities (hereinafter defined).

                         (c) The representations and warranties of Seller and the Shareholders set forth in Article 5 shall survive the Closing until August 31, 1998, but no longer.

                         (d) The indemnity obligations of Seller and the Shareholders under this Section 10.3 shall terminate August 31, 1998, except for Damages and claims asserted and not resolved by said date. After August 31, 1998, Seller and Shareholders shall have no further indemnity obligations to Buyer under this Section except as to Damages and claims asserted and not resolved by said date.

                    10.4 Procedure for Claims. If any party indemnified under Section 10.2 or 10.3 (the "Claimant") desires to make a claim against any party obligated to provide indemnification under Section 10.2 or 10.3 (the "Indemnitor"), with respect to any matter covered by such indemnification obligation, the procedures for making such claim shall be as follows: (subject to the limitation of Section 10.3(d) above).

                         (a) Third Party Claims. If the claim is for indemnification with respect to any Third Party Claim, the Claimant will give prompt written notice to the Indemnitor of the institution, assertion or making of such Third Party Claim, and the nature thereof. Upon delivery of such notice, the claim specified therein shall be deemed to have been made for purposes of this Agreement. If the Claimant fails to give such notice and Indemnitor is precluded from asserting a defense, Claimant shall be deemed to have waived rights to indemnification or payment with respect to such Third Party Claim but only to the extent the Indemnitor suffers actual loss as a result of such failure. Upon prior written notice to Claimant, Indemnitor may, within 30 days after receipt of Claimant's notice, proceed, at the Indemnitor's sole expense, to cure, defend, compromise or settle the Third
          Party Claim, in the name of the Claimant or otherwise.   If
          Indemnitor undertakes defense of any Third Party Claim, Claimant shall cooperate with Indemnitor and its counsel in the investigation and defense thereof, and may participate in such investigation and defense, at its own expense, but Indemnitor shall control the negotiation, tactics, trial, appeals and other matters and proceedings related thereto, except that Indemnitor shall not, without the prior written consent of Claimant, in connection with such Third Party Claim, require Claimant to take or refrain from taking any action, or make any public statement, which Claimant reasonably considers to be against its interest, or consent to any settlement that requires Claimant to make any payment that is not fully indemnified hereunder. If the Indemnitor notifies Claimant that it does not wish to assume the defense of such Third Party Claim, or if the Indemnitor fails to respond to the Claimant's notice of the Third Party Claim within 30 days after receipt of such notice or fails to proceed in a diligent and timely manner to cure, defend, compromise or settle a Third Party Claim for which it has assumed the defense pursuant to the foregoing provisions, the Claimant may proceed to cure, defend, compromise or settle the Third Party Claim as it shall in its sole discretion deem to be advisable, without prejudice to any right to indemnification the Claimant may have against the Indemnitor with respect thereto, whether pursuant to this Agreement or otherwise, and in such event any liability of the Indemnitor to the Claimant for indemnification with respect to such Third Party Claim shall be determined by a final and nonappealable judgment entered by a court of competent jurisdiction, or by written consent of the Indemnitor.

                         (b) Non-Third Party Claims. If the claim is for indemnification with respect to a matter other than a Third Party Claim, the Claimant will give prompt written notice to the Indemnitor of such claim, setting forth with reasonable particularity the basis, nature and dollar amount thereof. Upon delivery of such notice the claim specified therein shall be deemed to have been made for purposes of this Agreement. The Indemnitor shall, within 30 days after receipt of such notice, give written notice to the Claimant as to whether or not the Indemnitor accepts the responsibility to indemnify the Claimant with respect to such claim. If the Indemnitor fails to respond to notice of such claim within 30 days after receipt of such notice or denies responsibility therefor, the liability of the Indemnitor to the Claimant for indemnification with respect to such claim shall be determined by a final and nonappealable judgment entered by a court of competent jurisdiction, or by written consent of the Indemnitor.

                         (c) Feeding Contracts. If a Third Party Claim is made in respect of a Service Contract for cattle feeding that began before Closing and ended after the Assets were acquired by Buyer (a "Feeding Claim"), the party hereto having notice of a Feeding Claim shall give the initial notice required of a Claimant by Section 10.4(a). Thereafter, Buyer will cure, defend, compromise or settle (collectively, "Defense") the Feeding Claim on behalf of Seller and Buyer. Any monetary judgment or settlement resulting from the Defense and due in response to a Feeding Claim, plus the court costs and reasonable fees and expenses of Buyer's attorneys engaged in the Defense, shall be promptly paid by Seller and Buyer in proportion to the number of days each provided services during the entire term of the Service Contract out of which the Feeding Claim arose. However, should a final judgment in litigation over a Feeding Claim establish that either Seller or Buyer is solely liable for a Feeding Claim or jointly liable in proportions other than as determined under the immediately preceding sentence, such judgment shall control over this subsection on the question of responsibility for payment of such judgment. This subsection shall control over any conflicting provisions of Article 10 hereof. Nothing herein shall be deemed to affect, release or waive any party's indemnity obligations to the opposite party if a party pays all of a Feeding Claim when such party only has the obligation hereunder to pay a proportionate part of such Feeding Claim.

               11.  Noncompetition.

                    11.1 Agreement. Seller and each Shareholder agrees that during the five-year period following the Closing Date (the "Term"), and anywhere within a radius of 300 miles of the Facilities neither Seller, nor any Shareholder nor any respective affiliate of any thereof shall, directly or indirectly, engage in or manage a cattle feeding business, or any phase or aspect thereof, in any manner or form, including by or through ownership, individually or in conjunction with others, of a controlling interest of any kind in any corporation, partnership or other business entity of any nature or by or through the solicitation of employees or customers of the Business. It is specifically agreed that this Section does not restrict the activities of Shareholder, Dave Hopper, relative to his farming interests and cattle grazing interests on his farm property in Deaf Smith County, Texas, and further does not restrict the activities of Shareholder, Joe Mendiburu, relative to his ranching and cattle gazing interests on his property situated in El Paso, Texas and Bingham, New Mexico. Each Shareholder is willing to enter into the foregoing covenant in consideration of his or her receipt of a material portion of the Purchase Price from Seller.

                    11.2 Interpretation of Covenant. The parties hereto acknowledge and agree that the duration and area for which the covenants not to compete set forth in this Article 11 (the "Covenants Not to Compete") is to be effective are fair and reasonable and are reasonably required for the protection of Buyer, and Seller and each Shareholder hereby waives any objections to or defenses in respect thereof. In the event that any court determines that the time period or the area, or both of them, are unreasonable and that the Covenants Not to Compete are to some extent unenforceable, the parties hereto agree that this
          Article 11 shall be deemed amended to delete therefrom such provisions or portions adjudicated to be unenforceable so that the Covenants Not to Compete shall remain in full force and effect for the greatest time period and in the greatest area that would not render it unenforceable. The parties intend that the Covenants Not to Compete shall be deemed to be a series of separate covenants, one for each and every county of each and every state of the United States of America where the Covenants Not to Compete are intended to be effective and is not proscribed by law.

                    11.3 Equitable Relief. Seller and each Shareholder hereby acknowledges and agrees that its, his or her obligations contained in this Article 11 are of special, unique and personal character which gives them a peculiar value to Buyer, and Buyer cannot be reasonably or adequately compensated in money damages in an action at law in the event Seller or any Shareholder breaches such obligations. Seller and each Shareholder therefore expressly agrees that, in addition to any other rights or remedies which the Buyer may have at law or in equity or by reason of any other agreement, Buyer shall be entitled to injunctive and other equitable relief in the form of preliminary and permanent injunctions without bond or other security in the event of any actual or threatened breach of such obligations by Seller or any Shareholder and without the necessity of proving actual damages.

               12.  Cooperation in Various Matters.

                    12.1 Mutual Cooperation. After the Closing, each party to this Agreement shall cooperate with each other party and its affiliates, which cooperation shall include the furnishing of testimony and other evidence, permitting access to employees and providing information regarding the whereabouts of former employees, as reasonably requested by such other party in connection with the prosecution or defense of any claims or other matters relating to the Assets or the business of the Business.

                    12.2 Preservation of Buyer's Files and Records. For a period of two years after the Closing, Buyer shall preserve all files and records relating to the Business that are in existence as of the Closing Date and that are less than five years old as of the Closing Date, shall allow Seller and any Shareholder access to such files and records and the right to make copies and extracts therefrom at any time during normal business hours, and shall not dispose of any thereof, provided that at any time after the Closing, Buyer may give Seller and the Shareholders written notice of its intention to dispose of any part thereof, specifying the items to be disposed of in reasonable detail. Seller and any Shareholder may, within a period of 60 days after receipt of any such notice, notify Buyer of its, his or her desire to retain one or more of the items to be disposed of. Buyer shall, upon receipt of such a notice from Seller or any Shareholder, deliver to such person, at such person's expense, the items specified in Buyer's notice to such person which such person has elected to retain.

                    12.3 Preservation of Seller's Files and Records. For a period of two years after the Closing, Seller and the Shareholders shall preserve in a location on the Properties, those existing Business files and records relating to periods not more than 5 years prior to Closing and designated by Buyer for retention by notice given within 90 days after the Closing Date. Buyer shall have access to such files and records and the right to make copies and extracts therefrom at any time during normal business hours, and shall not dispose of any thereof, provided that at any time after the Closing, Seller and any Shareholder may give Buyer written notice of its or his intention to dispose of any part thereof, specifying the items to be disposed of in reasonable detail. Buyer may, within a period of 60 days after receipt of any such notice, notify Seller or such Shareholder of Buyer's desire to retain one or more of the items to be disposed of. Seller or such Shareholder, as applicable, shall, upon receipt of such a notice from Buyer, deliver to Buyer, at Buyer's expense, the items specified in such person's notice to Buyer which Buyer has elected to retain.

                    12.4 Preparation of Reports, etc. Each of Buyer on the one hand, and Seller and each Shareholder, on the other hand, shall cooperate and cause its respective employees to cooperate with the other in the preparation of financial and other reports and statements relating to the Business, for periods ending on or prior to the Closing.

               13.  Expenses; Termination of Services.

                    13.1 Expenses. Each party to this Agreement shall pay all expenses incurred by it or him or on its or his behalf in connection with the preparation, authorization, execution and performance of this Agreement, the Seller Documents and the Buyer Documents, including, but not limited to, all fees and expenses of agents, representatives, counsel and accountants engaged by such party. Seller shall be solely responsible for the cost of obtaining the Title Policy. Buyer shall be solely responsible for the costs and expenses incurred in connection with obtaining new Permits required by Buyer to operate the business of the Business, the Properties, and the Facilities after the Closing.

                    13.2 Broker's Fees. Each party to this Agreement shall indemnify and hold harmless the other parties with respect to any broker's, finder's or other similar agent's fee with respect to the transactions contemplated hereby claimed by any broker, finder or similar agent engaged, employed by or otherwise acting on behalf of the indemnifying party.

               14.  Environmental Indemnification.

                    14.1 Environmental Liabilities.  For purposes of this
          Section 14.1, "Environmental Liabilities" means any and all liabilities, responsibilities, claims, suits, losses, costs (including remedial, removal, response, abatement, cleanup, investigative, and/or monitoring costs and any other related costs and expenses) related to contamination and violations of Environmental Laws at the sites described in the Enviro Report and elsewhere on or within the Properties and the Facilities, other causes of action recognized now or in the future, damages, settlements, expenses, charges, assessments, liens, penalties, fines, prejudgment and post-judgment interest, attorneys' fees and other legal costs incurred or imposed (a) pursuant to any agreement, order, notice of responsibility, directive (including requirements embodied in Environmental Laws), injunction, judgment or similar documents (including settlements) arising out of, in connection with or under Environmental Laws, (b) pursuant to any claim by a Governmental Authority or other entity or person for personal injury, property damage, damage to natural resources, remediation, or payment or reimbursement of response costs incurred or expended by such Governmental Authority or other entity or pursuant to common law or statute, or (c) as a result of any act, omission, event, circumstance or condition on or in connection with the business of the Business or the Assets prior to the Closing, including, but not limited to, any course of conduct or operating practice which existed or commenced prior to the Closing and any pollution, contamination, degradation, damage or injury caused by, arising from or in connection with the generation, use, handling, treatment, storage, disposal, discharge, emission or release of contaminants or pollutants prior to the Closing.

                    14.2 Indemnification. Subject to the terms, conditions and limitations of this Article 14, each of Seller and the Shareholders (each to the extent of one-third (1/3rd) of the applicable liability) shall severally defend, indemnify and hold harmless Buyer and its affiliates and controlling persons, officers, directors and employees from and against and in respect of any and all Environmental Liabilities that may be imposed upon, asserted against or incurred by Buyer arising out of or resulting from (i) the presence or existence, as disclosed by the Enviro Report, of any contaminant, pollutant or other toxic or hazardous substance on, in, under or affecting all or any portion of the Business or the Assets, (ii) the warranties and representations contained in Section 5.13 being false or misleading, or (iii) a violation of Environmental Laws (excluding any such violations disclosed by the Enviro Report) existing or occurring on or before the Closing Date and asserted on or before

          August 31, 1998. After August 31, 1998, Seller and Shareholders shall have no further indemnity obligation under clause (iii) next above, except as to Environmental Liabilities arising or existing and not resolved by said date. Seller and the Shareholders waive any common law or statutory right of contribution from Buyer in respect of any Environmental
          Liabilities.

                    14.3 Actions. With respect to the Environmental Liabilities for which Buyer may be entitled to indemnification under Section 14.2, Buyer shall have the right to perform and complete all actions required by a Governmental Authority.

                    14.4 Continuing Obligations. In the event Buyer sells any of the Facilities or Properties, to one or more third parties, any of Seller's and any Shareholder's continuing indemnification obligations under this Article 14 for Environmental Liabilities relating to the ownership or operation of such Facilities or Properties, shall remain owing to Buyer, to the extent Buyer may continue to have liability in respect thereof, whether pursuant to a claim by a Governmental Authority or any third parties (including any party that purchases such Facilities or the Properties from Buyer), and so long as Buyer continues to fulfill its obligations under this Article 14.

               15.  Notices.

                    15.1 Procedure and Addresses. All notices, requests, demands and other communications required or permitted to be given hereunder shall be deemed to have been duly given if in writing and delivered personally or delivered by facsimile transmission or delivered by courier service or delivered by registered or certified U.S. mail, return receipt requested, at the following addresses:

                         (a)  If to Buyer:

                              P. O. Box 1000
                              Lebec, California  93243
                              Attention: Matt Echeverria
                              Facsimile number:   (805) 858-2553


                              With a copy to:

                              J. S. Hollyfield
                              Fulbright & Jaworski L.L.P.
                              1301 McKinney Street, Suite 5100
                              Houston, Texas 77010-3095
                              Facsimile number:   (713) 651-5246

                         (b)  If to Seller or any Shareholder:


                              P. O. Box 150
                              Hereford, Texas 79045
                              Facsimile number:   (806) 258-7252

                              With a copy to:

                              Terry D. Langehennig
                              Cowsert, Line & Langehennig
                              P. O. Box 1655
                              Hereford, Texas  79045
                              Facsimile number:   (806) 364-9368


                    15.2 Notice of Change of Address. Any party may change the address to which such communications are to be directed to it by giving written notice to the other parties in the manner provided in Section 15.1.

               16.  General.

                    16.1 Entire Agreement. This Agreement, including the Annexes hereto, the Seller Documents and the Buyer Documents set forth the entire agreement and understanding of the parties with respect to the transactions contemplated hereby and supersede all prior agreements, arrangements and understandings, whether written or oral, among the parties or any of them, relating to the subject matter hereof.

                    16.2 Headings. The Article and Section headings contained in this Agreement are for convenient reference only, and shall not in any way affect the meaning or interpretation of this Agreement.

                    16.3 Governing Law; Venue. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas, excluding the conflict of laws provisions thereof that would otherwise require the application of the law of any other jurisdiction. Venue for any proceeding brought by any party to this Agreement against another party hereto and related to or arising out of this Agreement shall lie exclusively in Deaf Smith County, Texas.

                    16.4 Counterparts. This Agreement may be executed in multiple counterparts (including counterparts executed by one party), each of which shall be an original, but all of which shall constitute a single agreement.

                    16.5 Binding Agreement; Assignment. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but this Agreement shall not be assignable by any party without the prior written consent of the other parties. Subject to any hereinabove stated expiration dates applicable thereto, Sections 2.3, 3.5, 7.2, 7.3 and 7.4 of this Agreement and Articles 5, 6, 10, 11, 12, 13 and 14 of this Agreement shall survive the Closing.

                    16.6 Amendment. This Agreement may be amended only in a writing executed by the parties hereto which specifically states that it amends this Agreement.

                    16.7 No Waiver. Failure of any party to insist upon strict observance of or compliance with any term of this Agreement in one or more instances shall not be deemed to be a waiver of its rights to insist upon such observance or compliance with the other terms hereof, or in the future.

                    16.8 Third Party Beneficiaries.  Neither this
          Agreement nor any document delivered in connection with this Agreement confers upon any person not a party hereto any rights or remedies thereunder.

                    16.9 Severability. Any provision of this Agreement which is invalid or unenforceable in any jurisdiction shall be ineffective to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining provisions of this Agreement, and, to the extent permitted by law, any determination of invalidity or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

                    16.10 Annexes. Each of the Annexes hereto constitutes part of this Agreement and by this reference are incorporated herein for all purposes hereof.

                    16.11 Risk of Loss. Title to, and risk of loss or destruction of or damage to, the Assets shall remain in and upon Seller until completion of the Closing, at which time they shall pass to Buyer.

                    16.12 Right of Inspection. Until the Closing, Buyer shall have the right to inspect the tangible Assets and make such non-destructive tests and evaluations of the same as it chooses, including, without limitation, environmental tests, and to examine all books and records maintained with respect to the same. All such inspections shall be conducted at reasonable times and conducted so as not to unreasonably interfere with the Business.

                    16.13 Substantial Casualty or Condemnation. If at any time prior to the Closing Date all or any portion of the Facilities is destroyed or damaged as a result of fire or any other casualty whatsoever and the cost of restoring such damage exceeds $10,000, or if all or any portion of the Properties or Facilities material for the operation of the Business is condemned or taken by eminent domain proceedings by any Governmental Authority or if a notice of any such prospective condemnation or taking is given by any Governmental Authority, then at the option of Buyer (exercised by written notice to Seller within fifteen (15) days after receipt of notice of such occurrence from Seller, this Agreement shall terminate and shall be canceled with no further liability of either party to the other (except for such obligations which expressly survive termination hereof). Seller shall give Buyer prompt written notice of any casualty or any actual or threatened taking of which Seller has actual knowledge.

                    16.14 Seller's and Buyer's Rights. If there is any partial or total damage or destruction or condemnation or taking, as set forth in Section 16.13, and if Buyer elects not to terminate (or is not permitted to terminate) this Agreement as herein provided, then (1) in the case of a taking, there shall be no adjustment to the Purchase Price but all condemnation proceeds paid or payable to Seller shall belong to Buyer and shall be paid over and assigned to Buyer at Closing, and Seller shall further execute all assignments and any other documents or instruments as Buyer may reasonably request or as may be necessary to transfer all interest in all such proceeds to Buyer or to whomever Buyer shall direct, free and clear of any claims or encumbrances and
          (2) in the case of a casualty, there shall be no adjustment to the Purchase Price and Seller shall (i) assign to Buyer Seller's valid and unencumbered right, title and interest in and to all insurance proceeds paid or payable under all insurance policies required to be maintained by Seller hereunder (and to Seller's interest in such policies to the extent necessary to enforce Buyer's right to any proceeds thereunder), free and clear of any claims or defenses of the insurer and (ii) pay to Buyer the amount of any deductible under such policies (not to exceed the amount of the actual loss); provided that in the event Buyer determines prior to Closing that the amount collectible under such insurance policies together with the amount of the deductible is or will likely be less than the actual cost to restore the Facilities either because the same were underinsured by Seller or the insurer denies coverage for any reason, Buyer shall have the right to terminate this Agreement at or prior to Closing, unless Seller agrees to pay the uninsured deficiency.

                    16.15 Default. Should either party hereto fail to consummate the sale and purchase of the Assets in accordance with this Agreement, the party so failing shall be liable to the other party hereto for all losses and damages suffered by the other party, together with reasonable attorneys' fees and litigation expenses. Additionally, the non-defaulting party shall have all remedies available to it at law or in equity for the enforcement of this Agreement, including, without limitation, specific performance.

               IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.

                                   Seller:   CHAMPION FEEDERS, INC.


                                        By:________________________________
                                        Name:______________________________
                                        Title:_____________________________

                                   Buyer:    TEJON RANCH FEEDLOT, INC.

                                        By:________________________________
                                        Name:______________________________
                                        Title:_____________________________

                                   FOR THE SPECIFIC PURPOSES INDICATED
                                   HEREIN:

                                   Shareholders:  ________________________
                                                  Dave Hopper

                                                  ________________________
                                                  Gordon Dutterer

                                                  ________________________
                                                  Joe Mendiburu


                                       ANNEX A


          Tract 1: All of the South 1/2 of section 39, block K-3, Deaf Smith County, Texas; Save and except a tract out of the southwest portion thereof, more particularly described by metes and bounds as follows, to-wit:

          Beginning at a point which is the southwest corner of section 39;

          Thence north along the west line of said section 39, 150 feet to a point in said west line;

          Thence east in a line parallel with the south line of said section 39 for a distance of 750 feet to a point;

          Thence south parallel with the west line of said section 150 feet to a point in the south line of said section 39;

          Thence west along the south line of said section 39, a distance of 750 feet to the place of beginning.

          Tract 2: The west one-half (W/2) of the northeast one-forth (NE/4) of section no. 39, Block K-3, Deaf Smith County, Texas.

          Tract 3:  The east 235.6 acres of section 40, Block K-3, S. K. &
          K. survey, Deaf Smith County Texas.

          Tract 4: 1.51 acres, 0.15 thereof being in a public road, out of the northeast part of the northwest 1/4 of section 10, Block K-3, cert no. 334, S. K. & K. survey, in Deaf Smith County, Texas, described by metes and bounds as follows, to-wit:

          Beginning at a point in the north line of section 40, 1983.33 feet east of a stone and iron pipe set at its northwest corner; Thence south 0 degrees 36 minutes 25 seconds west at 30 feet pass a 3/4 inch iron pipe in the south line of a public road, and at
          311.2 feet a 3/4 inch iron pipe by a corner post;
          Thence north 0 degrees 39 minutes east, at 277.3 feet pass a 3/4 inch iron pipe in the south line of a public road, and at 307.3 feet a point in the north line of said section; thence west with the north line of said section, 213.89 feet to the place of beginning.

          Tract 5: Easements created by instruments recorded in volume 237, page 288 and volume 256, page 445, deed records of Deaf Smith County, Texas.


                                       ANNEX B


          1997      Chevrolet Tahoe
          1989      Chevrolet 1/2 ton 4-T70
          1981      GMC 1/2 Ton
          1988      Ford 1/2 Ton
          1995      GMC 1/2 Ton
          1988      Chevrolet
          1994      GMC 3/4 ton (utility)
          1985      1 ton (stk. bed)
          1995      Ford 1/2 Ton
          1986      Ford 1/2 Ton Van
          1972      Ford 1/2 Ton
          1996      Livestock Trailer
          1991      J.D. 544-E loader
          1988      CAT 950 c loader
          1968      Chevrolet 2 Ton (hay)
          1975      International manure spreader
          1972      GMC 2 Ton (hay)
          1973      Ford 2 Ton Tank
          1973      GMC 2 Ton Tank
                    I.H. 1086 Tractor
          1995      J.D. 5400 Tractor
          1976      Chevrolet BJM
          1984      Chevrolet BJM
          1997      Chevrolet Oswalt
          1990      Chevrolet Oswalt
          1991      Chevrolet BJM
                    JD AMT 626
          1972      Wabco maintainer
          1993      Bush Hog Shredder
                    Hay Piler
          2         Lincoln welders
          1993      Heston Hay Grinder
                    Case Bobcat Loader
          1951      CAT D-7 Bulldozer
                    Overhead Gas Tank
          2         Butane Tanks
          3         Plows and Scrapers
          8         Chutes
          7         Horses
                    Office Equipment
                    Miscellaneous Small Tools, Equipment & Supplies


                                       ANNEX E


                    TWO YEAR BEST EFFORTS CATTLE FEEDING AGREEMENT

               The undersigned individuals shall, on a best efforts basis only, feed and market at rates and prices prevailing from time to time at the Champion Feeders feedlot located in Hereford, Texas, a combined total of approximately 7,000 head of finished cattle per year during the two years of (a) March 1, 1997 through February 28, 1998 (first year) and (b) March 1, 1998 through February 28, 1999 (second year). Therefore, this tow year best efforts cattle feeding agreement results in a targeted total number of cattle fed and marketed of 14,000 head over said two year period. It is further anticipated and understood that the targeted number of cattle fed and marketed in each of year one and in year tow may be above or below the 7,000 head targeted number per year, but the total cattle fed and marketed within said tow year period will be, on a best efforts basis, close to 14,000 head. It is anticipated and estimated that the approximate annual numbers fed and marketed by the undersigned individuals, on a best effort basis, will be as follows, with the understanding that each of the individuals listed below shall be focused on a responsible for his individual specific annual targeted number as shown below:

                    Names               Targeted Number of Cattle
                                        Fed and Marketed per year


                    1.   Joe Mendiburu                 2,000

                    2.   Gordon Dutterer               4,000

                    3.   Dave Hopper                   1,000
          _________________________________________________________________
                         TOTAL                         7,000
          _________________________________________________________________

          Executed this ___ day of February, 1997

                                    ______________________________________
                                    Joe Mendiburu, Individually

                                    ______________________________________
                                    Gordon Dutterer, Individually

                                    ______________________________________
                                    Dave Hopper, Individually


                                       ANNEX F


          ITEM                                                      AMOUNT

          1.   Real property as described in Exhibit A:
               a.   399 acres upon which is situated
                    the feedyard facility and operations
                    thereof, at $300.00 per acre.                  $119,700

               b.   237 acres in Conservation Reserve
                    Program, at $200.00 per acre.                    47,400

               c.   Total fixed plant and improvements
                    situated upon the real property including
                    but not limited to feed mill building,
                    feeding pens, water system and all other
                    feed yard fixed assets improvements.          3,009,000

          2.   Rolling stock equipment and machinery as
               described in Exhibit B.                              300,000

          3.   Goodwill                                              23,900
                                                                  _________
                                                                 $3,500,000


                                       ANNEX H


               COMPANY      DATES OF COVERAGE      COVERAGE      ORIGINAL
              COVERAGE                              AMOUNT        PREMIUM

           Hartford Steam  1/20/97-1/20/98           $1,500,000  $2,323.00
           Boiler          Boiler Machinery
           BMI-HN-         Deductible $1,500
           7314207-25      Business
                           Interruption
                           $225,000 included

           The Hartford    4/1/95-4/1/98                $50,000    $249.00
           Blanket Bond    Employee
           CBBLV4968       dishonesty profit
                           sharing plan
                           trustees

           Lawyers Surety  1/22/97-1/22/98                          $50.00
           Corp LSC474086  Outside
                           advertising bond

           Lexington       Feedlot Cattle       Deposit          $2,800.00
           Insurance       deductible $1,000    $10,000,000
           IF8790000015                         Occurrence
                                                .08HD + $4.95%
                                                Tax

           Texas Cattle    Group Health         Monthly          $4,697.54
           Feeders Assn.   Insurance            $2,000,000
           Group #0033164  Deductible $500      Maximum
                           Individual           Lifetime
                           Generally 80%        Benefit
                           Coinsurance

           Ranger          6/1/96-5/31/97       $1,000,000       $4,711.00
           Insurance       Commercial           Liability,
           TBA 0453380     Automobile           $5,000
                           Deductible $250      Personal
                                                Injury,
                                                $1,000,000
                                                Uninsured
                                                Motorist

           Ranger          6/1/97-5/31/97       $1,053,800       $6,789.00
           Insurance       Commercial           Property
           TXG 033331400   Property/Liability   General
                           Deductible $1,000    Liability &
                           90% Coinsurance      Inland Marine

           Frontier        10/1/96-10/1/97      $500,000        $39,465.00
           Insurance Co.   Worker's             Bodily injury
           of NY TWC 2770  Compensation         by accident,
                           Deductible $25,000   each accident
                                                $500,000
                                                Bodily injury
                                                by disease-
                                                policy limit:
                                                $500,000
                                                bodily injury
                                                by disease by
                                                employee


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