Form 10-Q
period 1997-03-31
TEJON RANCH CO
filed 1997-05-14
CIK 96869

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended    March 31, 1997

                                          OR

                    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    for the transition period from             to

                    For Quarter Ended                  Commission File Number

                      March 31, 1997                          1-7183

                                        TEJON RANCH CO.

                    (Exact name of Registrant as specified in its charter)

               Delaware                               77-0196136
          (State or other jurisdiction of  (IRS Employer Identification No.)
           incorporation or organization)

          P.O. Box 1000, Lebec, California                          93243
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

          Yes  X    No

          Total Shares of Common Stock issued and outstanding on March 31, 1997, were 12,682,244.

          PART I FINANCIAL INFORMATION

                           TEJON RANCH CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                          THREE MONTHS ENDED
                                              March 31

                                          1997          1996
          Revenues:
               Livestock                $ 1,569      $   549
               Farming                      452           24
               Oil and Minerals             302          281
               Commercial and Land Use      377          336
               Interest Income              323          328
                                          3,023        1,518

          Costs and Expenses:
               Livestock                  1,694          697
               Farming                      444          378
               Oil and Minerals              45           43
               Commercial and Land Use      517          480
               Corporate Expense            709          476
               Interest Expense              71           50
                                          3,480        2,124

          Operating Loss                   (457)        (606)

          Income Tax Benefit               (171)        (242)
          Net Loss                      $  (286)     $  (364)


          Net Loss Per Share            $  (.02)     $  (.03)



          See Notes to Consolidated Condensed Financial Statements.



                           TEJON RANCH CO. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)

                                        March 31,1997    DECEMBER 31, 1996*
                                         (Unaudited)
          ASSETS
          CURRENT ASSETS
            Cash and Cash Equivalents    $     758               $     693
            Marketable Securities           19,032                  20,127
            Accounts & Notes Receivable      2,771                   4,303
            Inventories:
              Cattle                         4,112                   3,082
              Farming                        1,720                     191
              Other                            505                     157
            Prepaid Expenses and Other       1,218                   1,319
            Total Current Assets            30,116                  29,872
          PROPERTY AND EQUIPMENT-NET        20,692                  16,270
          OTHER ASSETS                       1,248                   1,227
          TOTAL ASSETS                   $  52,056               $  47,369

          LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
            Trade Accounts Payable       $   1,589               $     488
            Other Accrued Liabilities          217                     569
            Other Current Liabilities        8,464                   4,129
            Total Current Liabilities       10,270                   5,186
          LONG-TERM DEBT                     1,800                   1,800
          DEFERRED CREDITS                   2,607                   2,651
            Total Liabilities               14,677                   9,637

          STOCKHOLDERS' EQUITY
            Common Stock                     6,341                   6,341
            Additional Paid-In Capital         387                     387
            Retained Earnings               30,967                  31,253
            Defined Benefit Plan-Funding
              Adjustment, net of taxes        (256)                   (256)
            Marketable Securities -
              Unrealized Gains (Losses)
              Net                              (60)                      7
            Total Stockholders' Equity      37,379                  37,732
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY         $  52,056               $  47,369

          See Notes to Consolidated Condensed Financial Statements.
          * The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.



                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (In thousands)
                                     (Unaudited)
                                                        THREE MONTHS ENDED
                                                             March 31
                                                         1997        1996
          OPERATING ACTIVITIES
            Net Loss                                 $    (286)    $  (364)
            Items Not Affecting Cash:
              Depreciation and Amortization                355         269
              Decrease Income Taxes                          0         134
              Gain on Sale of Investments                   (4)          0
            Changes in Operating Assets and
              Liabilities:
                Receivables, Inventories and
                  Other Assets, Net                       (876)     (1,408)
                Current Liabilities, Net                   (43)       (689)
          NET CASH (USED) BY
            OPERATING ACTIVITIES                          (854)       (758)

          INVESTING ACTIVITIES
            Acquisition of Champion Feeders             (3,874)        ---
            Maturities and Sales of Marketable
              Securities                                 1,916       3,987
            Funds Invested in Marketable
              Securities                                  (928)     (4,081)
            Property and Equipment
              Expenditures                              (1,278)       (450)
            Net Change in Breeding Herds                    (1)       (104)
            Other                                          (43)         (3)
          NET CASH (USED IN) PROVIDED BY
            INVESTING ACTIVITIES                        (4,208)        645

          FINANCING ACTIVITIES
            Proceeds From Revolving Line of Credit      10,041       3,700
            Payments of Revolving Line of Credit        (4,914)     (3,779)
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES                                   5,127         (79)

          INCREASE IN CASH AND
            CASH EQUIVALENTS                                65          34
          Cash and Cash Equivalents at
            Beginning of Year                              693          44
          CASH AND CASH EQUIVALENTS AT
            END OF PERIOD                            $     758     $    78

          See Notes to Consolidated Condensed Financial Statements.


          TEJON RANCH CO. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Unaudited)

          March 31, 1997

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

          For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

          NOTE B - CALCULATIONS OF EARNINGS PER SHARE

          Earnings per share is calculated using the weighted average number of common shares outstanding during the period. Common shares outstanding for the three month period ended March 31, 1997 and 1996 were 12,682,244. Registrant has a Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of Registrant's Common Stock to employees, advisors and consultants of Registrant. At March 31,1997, options to purchase 179,000 shares are outstanding at prices equal to the fair market value at date of grant (100,000 shares at $17.875, 59,000 shares at $20.00 per share, and 20,000 shares at $15.00 per share). Stock options granted will be treated as common stock equivalents in accordance with the treasury method when such amounts would be dilutive. Fully diluted common shares outstanding for the three month period ended March 31, 1997 and 1996 were 12,683,431 and 12,683,670 respectively. There is no change in earnings per share based on the fully diluted common shares outstanding.

          NOTE C - MARKETABLE SECURITIES

          Registrant has elected to classify its securities as available-for-sale per Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore is required to adjust securities to fair value at each reporting date.

          Marketable securities consist of the following at:

                                           March 31            December 31
                                             1997                1996
                                           Estimated           Estimated
                                             Fair                 Fair
                                     Cost    Value      Cost     Value
          Marketable securities:
          (in thousands)
            U.S. Treasury and
            agency notes           $11,768    $11,701   $13,156   $13,158

            Corporate notes          7,364      7,331     6,960     6,969
                                   $19,132    $19,032   $20,116   $20,127


          As of March 31, 1997, the cumulative fair value adjustment is a $100,000 unrealized loss. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax of $40,000, is an unrealized loss of $60,000. Registrant's gross unrealized holding gains equal $149,000, while gross unrealized holding losses equal $249,000. On March 31, 1997, the average maturity of U.S. Treasury and agency securities was 1.2 years and corporate notes was 1.6 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

          Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in Corporate notes are with companies with a credit rating of A or better.

          NOTE D - COMMODITY DERIVATIVES USED TO HEDGE PRICE FLUCTUATIONS

          Registrant uses commodity contracts to hedge its exposure to price fluctuations on its purchased stocker cattle and cattle feed costs. The objective is to protect or create a future price for stocker cattle that will provide a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect Registrant against market declines. To help achieve this objective Registrant uses the cattle futures and cattle options markets to hedge the price of cattle. Registrant also hedges to protect against fluctuations in feed cost by using the corn futures and options markets. Feed costs are hedged in order to protect against large pricing increases in feed costs. Registrant continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle are scheduled to be sold. The risk associated with hedging is that hedging imposes a limit on the potential profits from the sale of cattle if cattle prices begin to increase dramatically. The costs of buying and selling options and futures contracts reduce profits. Any payments received and paid related to options contracts are deferred in and reflected as an asset on the balance sheet in prepaid expenses until contracts are closed or expire. There were no outstanding option contracts at March 31, 1997. Cattle futures contracts are carried off-balance sheet until the contracts are settled. Realized losses associated with closed contracts equal to $116,000 are currently included in cattle inventory and will be recognized in cost of sales when the cattle are sold during the second quarter of 1997.

          The following table identifies the cattle futures contract amounts outstanding at March 31, 1997 (in thousands, except number of Contracts):

      Cattle Hedging                                     Estimated
         Activity                              Original  Fair Value   Estimated
         Commodity                 Contract    Contract      At         Gain
       Future/Option      No.     Expiration   (Bought)  Settlement   (Loss) at
        Description    Contracts     Date        Sold    (Buy) Sell  Settlement

      Cattle futures
        sold 50,000
         lbs. per
         contract          25         May 97   $   827      $  (873)    $(46)

      Cattle futures
       sold 40,000         20        Aug. 97       508         (511)      (3)
         lbs. per
         contract

      Cattle futures       20       Sept. 97      (733)         737        4
       purchased,
         50,000 lbs.         15        Oct. 97      (534)         558     24
         per contract


          Estimated fair value at settlement is based upon quoted market prices at March 31, 1997.

          NOTE E - ACQUISITION OF ASSETS

          On March 10, 1997, Registrant completed the purchase of certain assets from Champion Feeders, Inc., a cattle feedlot company in western Texas. The assets purchased include land, a feed mill, cattle pins, office and shop buildings, all rolling stock, inventory and intangibles. No debt or material liabilities of

          Champion Feeders, Inc. were assumed in the purchase of these assets. The purchase price for these assets is $3.5 million plus inventory value of $358,000, as of February 28, 1997 and will be accounted for as a purchase. The purchase price of the assets was based upon a dollar value per head of capacity at the feedyard and the fair market value of assets purchased. The purchase price was allocated based on estimated fair value at date of acquisition. The excess of the purchase price over the fair market value of assets acquired was immaterial.

          The purchase of these assets allows the Company to begin to meet its long-term objective of becoming vertically integrated within the beef industry. The assets purchased will allow Registrant to own and operate a cattle feedyard operation in western Texas.

          The following unaudited pro forma information presents a summary of consolidated results of operations of Registrant as if the acquisition had occurred as of January 1, 1996.

                                                   Three Months Ended

                                                        March 31

                                                (In thousands except per
                                                     share amounts)
                                                     1997            1996

           Total Revenue                             $5,726         $6,181

           Net Operating Income (Loss)                (128)          (512)

           Net Income (Loss)                           (34)          (308)
           Net Income (Loss) Per Share                $0.00        $(0.02)


          NOTE F - CONTINGENCIES

          Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the successor to the previous operator) and Registrant have been ordered to clean up and abate certain hazardous waste sites on the leased premises. Under existing lease agreements, National or Lafarge is required to indemnify Registrant for costs and liabilities incurred in connection with the cleanup order depending on when the release of hazardous waste occurred. Due to the financial strength of National and its parent company, which guaranteed National's obligations, and Lafarge, Registrant believes that it is remote there will be a material effect on Registrant.

          As an unrelated matter, Registrant has recently become aware that soils contaminated by gasoline, diesel fuel, and heavy metals are present on the premises leased from Registrant by Truckstops of America for a truck stop and gas station. Registrant has become actively engaged in the regulatory oversight activities of the Kern County Environmental Health Services Department, which has named Registrant as a responsible party with respect to the underground diesel storage tanks that have leaked, and of the Central Valley Regional Water Quality Control Board. Registrant has demanded the cleanup of the contaminated soils. This demand has been made on the current tenant, and the guarantors of the lease, Standard Oil of Ohio and BP Oil & Exploration, Inc. Registrant has entered into settlement discussions with the foregoing parties, is currently working with them on a jointly approved investigation plan, and is hopeful that this dispute can be resolved without resorting to litigation. Because of the financial strength of Standard Oil of Ohio and BP Oil & Exploration, Inc. Registrant believes it is remote that this matter will have a material effect on Registrant.

          For a further discussion refer to Registrant's 1996 Form 10-K,
          Part I, Item 3, - "Legal Proceedings". There have been no changes since the filing of the 1996 Form 10-K.

          NOTE G - PAYMENT OF DIVIDEND

          On April 7, 1997, the Board of Directors voted to declare a cash dividend of two and one-half cents ($0.025) per share. The dividend will apply to stockholders of record as of the close of business on May 14, 1997, with payment to be made on June 16, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

          Results of Operations

          This Management's discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that are subject to many uncertainties and may turn out not to be accurate. These forward looking statements are subject to factors beyond the control of Registrant (such as weather and market forces) and with respect to Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that any such projections will turn out to be accurate.

          Total revenues, including interest income for the first quarter of 1997 were $3,023,000 compared to $1,518,000 for the first quarter of 1996. The growth in revenues during the first quarter of 1997 is primarily attributable to increases in livestock and farming revenues. The increase in livestock revenues is due primarily to the purchase of a cattle feedlot located near Hereford, Texas that was completed on March 10, 1997. The revenues from the feedlot were approximately $1,270,000.
          Revenues at the feedlot are derived from the sale of grain and other types of feed ration to customers that are feeding cattle at the feedlot. This growth in revenues within the livestock division was partially offset by a decline in cattle sales revenues due to 527 fewer head of cattle being sold in 1997, which resulted in cattle sales revenues being $219,000 less than in 1996. Farming revenues increased due to the receipt of additional crop proceeds related to the 1996 grape and walnut crops. This increase is due to an increase in crop prices that were reflected in the final settlement payments received during January and February 1997.

          Operating activities during the first quarter of 1997 resulted in a net loss of $286,000, or $0.02 per share, compared to a net loss of $364,000, or $0.03 per share, for the same period of 1996. The improvement in net earnings when compared to 1996 is due to the increase in revenues as described above which was partially offset by increased livestock and general and administrative expenses. The increase in livestock expense is primarily attributable to the purchase of the new feedlot. Expenses at the feedlot for the month of March were approximately $1,140,000. This increase in expense was partially offset by lower cost of sales on cattle due to fewer head of cattle being sold. General and administrative costs have increased when compared to the first quarter of 1996 due to higher staffing costs and professional service fees related to work performed by J.P. Morgan. Staffing costs increased in 1997 due to the timing of hiring a new chief executive officer. During the first quarter of 1996 Registrant had not yet hired a new chief executive officer.

          Registrant believes that cattle prices should continue to improve throughout 1997 due to lower supplies during the latter part of 1997 and the continued increase in demand due to export growth and U.S. population growth. It is a little early in the crop year to make production estimates for grapes and nuts, but winter storms and flooding in certain areas of California could have a negative effect on total state production. Based on current inventory levels within the grape and almond industry, Registrant believes that prices for these crops will remain at high levels.

          Registrant has been advised that final approvals were received for the construction of a major crude oil pipeline through ranch lands. During December 1995 Registrant completed negotiations with respect to an easement agreement related to this pipeline. The actual start date of construction is still unknown at this time, but Registrant has been advised by the pipeline company that construction could begin during 1997, although there are still substantial uncertainties about the project and its timing.

          If and when construction starts, Registrant will receive a substantial one time payment for this easement that will be recorded as revenues when received.

          Registrant continues to be involved in various environmental proceedings related to leased acreage. For a further discussion refer to Note E - Contingencies.

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

          Liquidity and Capital Resources

          Registrant's cash, cash equivalents and short-term investments totaled approximately $19,790,000 at March 31, 1997, compared to $20,820,000 on March 31, 1996, a decrease of 5%. Working capital as of March 31, 1997 was $19,846,000 compared to $24,686,000 on
          December 31,1996. Working capital uses during the first quarter of 1997 were for capital expenditures and the purchase of a cattle feedlot. The assets of the cattle feedlot were purchased on March 10, 1997 for $3,500,000 plus an additional $350,000 in beginning inventories. Registrant funded this purchase with cash and short-term lines of credit. Registrant has a revolving line of credit of $5,000,000 that as of March 31, 1997 had a balance of $3,935,000 at an interest rate of 8.50%. Registrant also has a short-term line of credit outstanding of $4,000,000 from an investment banking firm. The lines of credit are expected to be paid down throughout the year from the proceeds of cattle and crop sales. The revolving lines of credit are used as a short-term cash management tool.

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

          Registrant is currently evaluating the possibility of new farming developments, expansion of the cattle herd, and commercial development along the Interstate 5 corridor. These potential new projects would be funded from current cash resources and from additional borrowings.

          Registrant has traditionally funded its growth and capital additions from internally generated funds. Management believes that the combination of net earnings, short-term investments and borrowing capacity will be sufficient for its near term operations.

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



                                             TEJON RANCH CO.
                                             (Registrant)



                                             BY   /s/
          Date                                 Allen E. Lyda
                                               Vice President, Finance
                                               & Treasurer