Form 10-Q
period 1997-06-30
TEJON RANCH CO
filed 1997-08-13
CIK 96869

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended     June 30, 1997

                                          OR

                    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    for the transition period from             to

                    For Quarter Ended             Commission File Number

                       June 30, 1997                     1-7183

                                       TEJON RANCH CO.

                    (Exact name of Registrant as specified in its charter)

               Delaware                               77-0196136
          (State or other jurisdiction of (IRS Employer Identification No.)
           incorporation or organization)

          P.O. Box 1000, Lebec, California                          93243
          (Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code.(805) 248-6774

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X    No

          Total Shares of Common Stock issued and outstanding on June 30, 1997, were 12,682,244.

                                   TEJON RANCH CO.

                                        INDEX

                                                                 Page No.

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Unaudited Consolidated Statements of               3
                    Operations for the Three Months
                    Ended June 30, 1997 and June 30, 1996
                    and Six Months Ended June 30,1997 and
                    June 30, 1996

                    Unaudited Consolidated Balance Sheet               4
                    as of December 31, 1996 and June 30, 1997

                    Unaudited Consolidated Statements of               5
                    Cash Flows for the Six Months Ended
                    June 30, 1997 and 1996

                    Notes to Unaudited Consolidated Financial          6
                    Statements

          Item 2.   Management's Discussion and Analysis of           10
                    Financial Condition and Results of Operations

          PART II.  OTHER INFORMATION

                    Item 5. Other Information                         15

                    Item 6. Exhibits and Reports on Form 8-K          16

                    SIGNATURES                                        17


                                       - 2 -
          PART I FINANCIAL INFORMATION

                           TEJON RANCH CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                               June 30             June 30

                                           1997      1996      1997      1996

           Revenues:
             Livestock                   $ 4,900   $ 3,269   $ 6,469   $ 3,818

             Farming                         229        50       681        74

             Oil & Minerals                  356       338       658       619

             Commercial and Land Use         417       336       794       672
             Interest Income                 349       319       672       647

                                           6,251     4,312     9,274     5,830

           Cost and Expenses:

             Livestock                     4,729     2,580     6,423     3,277

             Farming                          99       369       543       747
             Oil & Minerals                   70        40       115        83

             Commercial and Land Use         660       588     1,177     1,068

             General & Administrative
               Expense                       524       586     1,233     1,062
             Interest Expense                192        54       263       104

                                           6,274     4,217     9,754     6,341

           Operating Income (Loss)           (23)       95      (480)     (511)


           Income Tax Expense (Benefit)      (17)       38      (188)     (204)

           Net Income (Loss)             $    (6)  $    57   $  (292)  $  (307)

           Earnings (Loss) Per Share     $  0.00   $  0.00   $ (0.02)   $(0.02)
           Cash Dividends Paid
             Per Share                   $ 0.025   $ 0.025   $ 0.025   $ 0.025

          See Notes to Consolidated Condensed Financial Statement

                           TEJON RANCH CO. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)

                                          June 30, 1997   December 31, 1996*
      ASSETS                               (Unaudited)
      CURRENT ASSETS
        Cash & Cash Equivalents          $           89   $             693
        Marketable Securities                    17,654              20,127
        Accounts & Notes Receivable               4,430               4,303
        Inventories:
          Cattle                                  5,935               3,082

          Farming                                 2,966                 191
          Other                                     483                 157
        Prepaid Expenses & Other                  1,322               1,319
      Total Current Assets                       32,879              29,872

      PROPERTY & EQUIPMENT-NET                   20,842              16,270
      OTHER ASSETS                                1,162               1,227
      TOTAL ASSETS                       $       54,883   $          47,369

      LIABILITIES & STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
        Trade Accounts Payable           $          996   $             488
        Other Accrued Liabilities                    68                 569
        Other Current Liabilities                 9,596               4,129
        Total Current Liabilities                10,660               5,186

      LONG-TERM DEBT                              4,300               1,800

      DEFERRED CREDITS                            2,713               2,651

        Total Liabilities                        17,673               9,637

      STOCKHOLDERS' EQUITY
        Common Stock                              6,341               6,341

        Additional Paid-In Capital                  387                 387
        Retained Earnings                        30,643              31,253
        Defined Benefit Plan-Funding
          Adjustment, net of taxes                 (256)               (256)
        Marketable Securities-
          Unrealized Gain, Net                       95                   7

        Total Stockholders' Equity               37,210              37,732
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY             $       54,883   $          47,369

          See Notes to Consolidated Condensed Financial Statements.
          * The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                           TEJON RANCH CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (In thousands)
                                     (Unaudited)
                                                      SIX MONTHS ENDED
                                                          June 30
                                                    1997           1996
      OPERATING ACTIVITIES

        Net Loss                                $       (292)  $       (307)
        Items Not Affecting Cash:
          Depreciation and Amortization                  676            541
          Deferred Income Taxes                            0            134
          Gain on Sale of Investments                     (4)             0
             Changes in Operating Assets and
             Liabilities
          Receivables, Inventories and Other
          Assets, Net                                 (5,686)         2,362
          Current Liabilities, Net                      (789)          (846)
      NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                      (6,095)         1,884

      INVESTING ACTIVITIES
        Acquisition of Champion Feeders               (3,874)             0
        Maturities and Sales of Marketable
        Securities                                     4,085          5,484
        Funds Invested in Marketable
        Securities                                    (1,460)        (5,503)
        Property and Equipment Expenditures           (1,734)          (947)
        Net Change in Breeding Herds                      59            (60)
        Other                                            (31)             3
      NET CASH (USED IN) INVESTING ACTIVITIES        $(2,955)       $(1,023)

      FINANCING ACTIVITIES
        Proceeds From Revolving Line of Credit        14,740          6,698
        Payments of Revolving Line of Credit          (8,477)        (7,184)
        Borrowing of Long-Term Debt                    2,500              0
        Cash Dividend Paid                              (317)          (317)

      NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                       8,446           (803)
      INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                       (604)            58
      Cash and Cash Equivalents at
      Beginning of Year                                  693             44
      CASH AND CASH EQUIVALENTS AT END OF
      PERIOD                                    $         89   $        102

          See Notes to Consolidated Condensed Financial Statements.

          TEJON RANCH CO. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Unaudited)

          June 30, 1997

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

          NOTE B - CALCULATIONS OF EARNINGS PER SHARE

          Earnings per share is calculated using the weighted average number of common shares outstanding during the period. Common shares outstanding for the three month and six month periods ended June 30, 1997 and 1996 were 12,682,244. Registrant has a Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of Registrant's Common Stock to employees, advisors and consultants of Registrant. At June 30,1997, options to purchase 179,000 shares are outstanding at prices equal to the fair market value at date of grant (159,000 shares at $16.00 per share, and 20,000 shares at $15.00 per share). Stock options granted will be treated as common stock equivalents in accordance with the treasury method when such amounts would be dilutive. Fully diluted common shares outstanding for the three month period ended June 30, 1997 and 1996 were 12,698,081 and 12,685,361 respectively. Fully diluted common shares outstanding for the six month period ended June 30, 1997 and 1996 were 12,690,756 and 12,684,228, respectively.
          There is no change in earnings per share based on the fully diluted common shares outstanding.

          NOTE C - MARKETABLE SECURITIES

          Registrant has elected to classify its securities as available-for-sale per Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore is required to adjust securities to fair value at each reporting date.

          Marketable securities consist of the following at:

                                             June 30            December 31
                                               1997                1996
                                             Estimated           Estimated
                                               Fair                 Fair

                                     Cost      Value      Cost     Value
          Marketable securities:
          (in thousands)
            U.S. Treasury and
            agency notes           $  10,403$   10,564 $   13,156$   13,158

            Corporate notes            7,092     7,090      6,960     6,969
                                   $  17,495$   17,654 $   20,116$   20,127

          As of June 30, 1997, the cumulative fair value adjustment is a $159,000 unrealized gain. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax of $64,000, is an unrealized gain of $95,000. Registrant's gross unrealized holding gains equal $217,000, while gross unrealized holding losses equal $58,000. On June 30, 1997, the average maturity of U.S. Treasury and agency securities was 1.2 years and corporate notes was 1.7 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

          Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in Corporate notes are with companies with a credit rating of A or better.

          NOTE D - COMMODITY DERIVATIVES USED TO HEDGE PRICE FLUCTUATIONS

          Registrant uses commodity contracts to hedge its exposure to price fluctuations on its purchased stocker cattle and cattle feed costs. The objective is to protect or create a future price for stocker cattle that will provide a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect Registrant against market declines. To help achieve this objective Registrant uses the cattle futures and cattle options markets to hedge the price of cattle. Registrant also hedges to protect against fluctuations in feed cost by using the corn futures and options markets. Feed costs are hedged in order to protect against large pricing increases in feed costs. Registrant continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle are scheduled to be sold. The risk associated with hedging is that hedging imposes a limit on the potential profits from the sale of cattle if cattle prices begin to increase dramatically. The costs of buying and selling options and futures contracts reduce profits. Any payments received and paid related to options contracts are deferred in and reflected as an asset on the balance sheet in prepaid expenses until contracts are closed or expire and were approximately $56,000 at June 30, 1997. There were 180 outstanding option contracts at June 30, 1997. Cattle futures contracts are carried off-balance sheet until the contracts are settled. Realized losses associated with closed contracts equal to $164,000 are currently included in cattle inventory and will be recognized in cost of sales when the cattle are sold during the third and fourth quarters of 1997.

          The following table identifies the cattle futures contract amounts outstanding at June 30, 1997 (in thousands, except number of Contracts):

     Cattle Hedging                                    Estimated
        Activity                             Original  Fair Value   Estimated
       Commodity                 Contract    Contract      At         Gain
     Future/Option      No.     Expiration   (Bought)  Settlement   (Loss) at
      Description    Contracts     Date        Sold    (Buy) Sell  Settlement

    Cattle futures      130        Aug. 97  $  3,343      $(3,351)       $(8)
     sold 50,000
     lbs. per            37        Oct. 97     1,021       (1,005)        16
     contract            34        Dec. 97       963         (964)        (1)

    Cattle Options-      50        Aug. 97        12           (6)         6
      Calls Sold,
      40,000 lbs.        40        Oct. 97        10           (4)         6
      per contract
    Cattle Options-      50        Aug. 97       (30)          11        (19)
      Puts bought,
      40,000 lbs.
      per contract       40        Oct. 97       (21)          14          7

          Estimated fair value at settlement is based upon quoted market prices at June 30, 1997.

          NOTE E - ACQUISITION OF ASSETS

          On March 10, 1997, Registrant completed the purchase of certain assets from Champion Feeders, Inc., a cattle feedlot company in western Texas. The assets purchased include land, a feed mill, cattle pins, office and shop buildings, all rolling stock, inventory and intangibles. No debt or material liabilities of Champion Feeders, Inc. were assumed in the purchase of these assets. The purchase price for these assets is $3.5 million plus inventory value of $358,000, as of February 28, 1997 and will be accounted for as a purchase. The purchase price of the assets was based upon a dollar value per head of capacity at the feedyard and the fair market value of assets purchased. The purchase price was allocated based on estimated fair value at date of acquisition. The excess of the purchase price over the fair market value of tangible assets acquired was immaterial.

          The purchase of these assets allows the Company to begin to meet its long-term objective of becoming more vertically integrated within the beef industry. The assets purchased will allow Registrant to own and operate a cattle feedyard operation in western Texas.

          The following unaudited pro forma information presents a summary of consolidated results of operations of Registrant as if the acquisition had occurred as of January 1, 1996.

                                                    Six Months Ended
                                                        June 30

                                                (In thousands except per
                                                     share amounts)
                                                  1997            1996

           Total Revenue                      $     11,977   $     14,416

           Net Operating Income (Loss)                (151)          (304)

           Net (Loss)                                  (40)          (183)
           Net (Loss) Per Share               $       0.00   $       0.01

          NOTE F - CONTINGENCIES

          Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National and Lafarge Corporation (the successor to the previous operator) have been ordered to clean up and abate certain hazardous waste sites on the leased premises. Registrant has been named secondarily responsible and would be ordered to perform cleanup work if National and Lafarge fail to do so. Under existing lease agreements, National or Lafarge is required to indemnify Registrant for costs and liabilities incurred in connection with the cleanup order depending on when the release of hazardous waste occurred. Due to the financial strength of National and its parent company, which guaranteed National's obligations, and Lafarge, Registrant believes that it is remote there will be a material effect on Registrant.

          As an unrelated matter, Registrant has recently become aware that soils contaminated by gasoline, diesel fuel, and heavy metals are present on the premises leased from Registrant by Truckstops of America for a truck stop and gas station. Registrant has become actively engaged in the regulatory oversight activities of the Kern County Environmental Health Services Department, which has named Registrant as a secondarily responsible party with respect to the underground diesel storage tanks that have leaked, and of the Central Valley Regional Water Quality Control Board. Registrant has demanded the cleanup of the contaminated soils. This demand has been made on the current tenant, and the guarantors of the lease, Standard Oil of Ohio and BP Oil & Exploration, Inc. Registrant has entered into settlement discussions with the foregoing parties, is currently working with them on a jointly approved investigation plan, and is hopeful that this dispute can be resolved without resorting to litigation. Because of the financial strength of Standard Oil of Ohio and BP Oil & Exploration, Inc. Registrant believes it is remote that this matter will have a material effect on Registrant.

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

          Total revenues, including interest income, for the first six months of 1997 were $9,274,000 compared to $5,830,000 for the first six months of 1996. The growth in revenues during 1997 is primarily attributable to increases in livestock and farming operations revenues. The increase in livestock revenues is due primarily to the new cattle feedlot located near Hereford, Texas that was purchased on March 10, 1997. The revenues from the feedlot were approximately $5,205,000 for the four months Registrant has owned the feedlot. Revenues at the feedlot are derived from the sale of grain and other types of feed rations to customers that are feeding cattle at the feedlot. This increase in revenues within the livestock division was partially offset by a decline in cattle sales revenues due to 6,321 fewer head of cattle being sold in 1997, which resulted in cattle sales revenues being $2,603,000 less than 1996. The difference in the number of cattle sold in 1997 compared to 1996 is due to the timing of sales of cattle and to Registrant maintaining ownership of stocker cattle at feedlots for sale in August and September to take advantage of improving prices. Registrant continues to hedge the future sales price of cattle using commodity contracts. See Note D - Commodity Contracts Used to Hedge Price Fluctuations, for further information. Farming revenues increased due to the receipt of additional crop proceeds related to the 1996 grape, walnut, and pistachio crops.
          The receipt of these proceeds results from increases in crop prices that were reflected in the final settlement payments received during 1997.

          Operating activities during the first six months of 1997 resulted in a net loss of $292,000, or $.02 per share, compared to a net loss of $307,000, or $.02 per share, for the same period in 1996.

          The reduction in the net loss when compared to 1996 is due to the increase in revenues as described above which was partially offset by increased livestock and general and administrative expenses. The increase in livestock expense is due primarily to the operations of the new feedlot. Expenses at the feedlot for the period from acquisition through June 30, 1997 were approximately $5,000,000. This increase in livestock expense was partially offset by a decrease in cost of sales on cattle ($1,933,000) due to fewer head of cattle being sold as described above. General and administrative costs have increased when compared to 1996 due to higher staffing costs and professional service fees. Staffing costs increased in 1997 due to the timing of hiring a new chief executive officer.

          Total revenues for the second quarter of 1997, including interest income, were $6,251,000 compared to $4,312,000 for the second quarter of 1996. The increase in second quarter revenues is due to additional revenue from the new feedlot which was partially offset by reduced cattle sales due to the timing of sales as described above.

          During the second quarter of 1997 Registrant had a net loss of $6,000, or $.00 per share, compared to net income of $57,000, or $.00 per share for the same period of 1996. The decrease in net income compared to 1996 is due to reduced cattle sales revenues and to increased livestock expenses resulting from the purchase of the feedlot. The increase in livestock expense due to the feedlot was partially offset by lower cost of sales on cattle due to fewer head of cattle being sold.

          Registrant believes that cattle prices should continue to improve throughout 1997 based on estimates of lower supplies during the latter part of 1997 and the continued increase in demand due to export growth.

          Based on industry estimates it appears that the price per pound expected to be received by Registrant for its almonds will be less than that received in 1996 by an estimated $.50 per pound. This lower price will reduce almond revenues when compared to 1996 almond crop revenues. All of Registrant's crops appear to be doing very well with the exception of the walnut orchards, which are expected to have yields lower than 1996 levels, but walnut prices may be higher due to statewide production estimates being less than the previous year. Actual production numbers will not be known until harvest is completed. Harvest for Registrant's crops will begin during August.

          Registrant has been advised that final approvals were received for the construction of a major crude oil pipeline through ranch lands. During December 1995 Registrant completed negotiations with respect to an easement agreement related to this pipeline. Construction of this pipeline has commenced on portions of the right of way. The pipeline company has informed Registrant that it expects to close the easement purchase transaction in August, which must occur before the pipeline company may commence construction on ranch lands.

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

          Liquidity and Capital Resources

          Registrant's cash, cash equivalents and short-term investments totaled approximately $17,743,000 at June 30, 1997, compared to $20,820,000 on December 31, 1996, a decrease of 15%. Working capital as of June 30, 1997 was $22,225,000 compared to $24,686,000 as of December 31,1996. Cash and short-term investments declined during 1997 due to increases in cattle and farming inventories because of the timing of sales and to the purchase of the cattle feedlot. Working capital uses during 1997 have been for property and equipment expenditures, the purchase of a cattle feedlot and dividend payments. The assets of the cattle feedlot were purchased on March 10, 1997 for $3,500,000 plus an additional $358,000 in beginning inventories. Registrant funded this purchase with cash and short-term lines of credit. During the second quarter Registrant refinanced the funding of the purchase of the feedlot with a $2.5 million term loan, with an interest rate of 8.50%, secured by feedlot assets. This debt is expected to be paid out of cash flows generated at the feedlot.

          Registrant has a revolving line of credit of $6,000,000 that as of June 30, 1997 had an outstanding balance of $3,108,000 at an interest rate of 8.50%. Registrant also has a short-term line of credit outstanding of $5,900,000 from an investment banking firm at an interest rate of 6.05%. Registrant's short-term borrowing needs increased during the quarter due to the timing of cattle sales, which are expected to occur during the third quarter, and to the feedlot's financing of customer receivables. The lines of credit are expected to be paid down throughout the year from the proceeds of cattle and crop sales. The revolving lines of credit are used as a short-term cash management tool.

          The accurate forecasting of cash flows by Registrant is made difficult due to the fact that commodity markets set the prices for the majority of Registrant's products, the fact that the cost of water changes significantly from year-to-year as a result of changes in its availability and the fact that adverse weather conditions can significantly affect farming and cattle operations. Registrant, based on its past experience, believes it will have adequate cash flows over the next twelve months to fund internal operations.

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

          Not Applicable

          Item 3.      Defaults upon Senior Securities

          Not Applicable

          Item 4.      Submission of Matters to a Vote of Security Holders

          Not Applicable

          Item 5.            Other Information

          In April 1997 the Board of Directors of the Company approved agreements with seven employees, including the six executive officers of the Company, providing for payment of certain benefits if their employment is terminated in connection with certain transactions relating to the control of the Company.
          This action was taken because of the announcement by The Times Mirror Company that it was considering disposition of all or a portion of its shares of Common Stock of the Company. The agreements entered into provide benefits if the employee's employment is terminated (subject to certain exceptions) in anticipation of, or within two years after, (1) a change in ownership of 28% or more of the outstanding shares of Common Stock of the Company accompanied or followed within one year by a change in a majority of the Board of Directors of (2) certain acquisitions of the business of the Company substantially as a whole. The principal benefits consist of payments equal to salary and bonus for up to two and one-half years after terminations of employment. In July 1997 the Company announced that The Times Mirror Company and the Times Mirror Foundation had sold their shares of Common Stock of the Company, representing approximately 31% of the total shares outstanding, to {Third Avenue Value Fund, Third Avenue Small Cap Fund, Carl Marks Strategic Investments LP and certain related purchasers.}

          Also in anticipation of the sale of the shares by The Times Mirror Company, the Company amended options to purchase an aggregate of 79,000 shares outstanding under its 1992 Stock Option Plan to change the vesting of the options. Prior to the amendment the options were to become exercisable as to 100% of the shares nine years after the date of grant and were to expire ten years after the date of grant. The amendments provide for the options to become exercisable as to 10% of the shares on the first anniversary of the date of grant, 15% of the shares on each of the second and third anniversaries of the date of grant, and 30% of the shares on each of the fourth and fifth anniversaries of the date of the grant. As a result of these amendments options to purchase an aggregate of 67,000 shares became presently exercisable. Also, at the time of the amendments were adopted there were outstanding options to purchase an aggregate of 159,000 shares with exercise prices higher than the current trading prices of the Company's Common Stock, and the option amendments reduced the exercise price of those options to $16 per share, which was the closing price of the Common Stock on the American Stock Exchange on the date of the amendments.

          Item 6.            Exhibits and Reports on Form 8-K

          (a)  Exhibits -

               10.4 Tejon Ranch Co. Amended Stock Option Agreement
               10.5 Tejon Ranch Co. Officer Severance Agreement
               27   Financial Data Schedule (Edgar)

          (b)  Reports  - None


                                      SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TEJON RANCH CO.
                                        (Registrant)



                                             BY /s/ ALLEN E. LYDA
          Date                                 Allen E. Lyda
                                               Vice President, Finance
                                               & Treasurer


                                    EXHIBIT INDEX


          Exhibit No.         Exhibit Description

             10.4             Tejon Ranch Co. Amended Stock Agreement

             10.5             Tejon Ranch Co. Officer Severance Agreement

             27               Financial Data Schedule (Edgar)