Form 10-Q
period 1997-09-30
TEJON RANCH CO
filed 1997-11-06
CIK 96869

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 1997

                                OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from             to

          For Quarter Ended             Commission File Number

             September 30, 1997                     1-7183

                             TEJON RANCH CO.

          (Exact name of Registrant as specified in its charter)

     Delaware                               77-0196136
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

P.O. Box 1000, Lebec, California                          93243
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

Yes  X    No

Total Shares of Common Stock issued and outstanding on September
30, 1997, were 12,685,994.

                              - 1 -


                         TEJON RANCH CO.

                              INDEX

                                                       Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of             3
          Operations for the Three Months
          Ended September 30, 1997 and September 30, 1996 and Nine Months Ended September 30, 1997 and
          September 30, 1996

          Unaudited Consolidated Balance Sheet             4
          as of December 31, 1996 and September 30, 1997

          Unaudited Consolidated Statements of             5
          Cash Flows for the Nine Months Ended
          September 30, 1997 and 1996

          Notes to Unaudited Consolidated Financial        6
          Statements

Item 2.   Management's Discussion and Analysis of         10
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 5. Other Information                       15

          Item 6. Exhibits and Reports on Form 8-K        15

          SIGNATURES                                      16

                              - 2 -

PART I FINANCIAL INFORMATION

                 TEJON RANCH CO. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (In thousands, except per share amounts)
                           (Unaudited)

                               THREE MONTHS    NINE MONTHS ENDED
                                  ENDED
                               September 30       September 30

                              1997     1996      1997      1996

 Revenues:
   Livestock                $ 10,022 $  1,022  $ 16,491  $ 4,840
   Farming                     4,982    3,765     5,663    3,839
   Oil & Minerals                403      353     1,061      972
   Commercial and Land Use       377      372     1,171    1,044
   Interest Income               364      312     1,036      959

                              16,148    5,824    25,422   11,654

 Cost and Expenses:

   Livestock                   8,979      952    15,402    4,229
   Farming                     3,231    2,145     3,774    2,892
   Oil & Minerals                139       43       254      126
   Commercial and Land Use       513      430     1,690    1,498
   General &
   Administrative Expense        736      646     1,969    1,708
   Interest Expense              247       78       510      182

                              13,845    4,294    23,599   10,635


 Operating Income              2,303    1,530     1,823    1,019


 Income Tax Expense              871      611       683      407

 Net Income                 $  1,432 $    919  $  1,140  $   612

 Earnings Per Share         $   0.11 $   0.07  $   0.09  $  0.05
 Cash Dividends Paid
   Per Share                     ---      ---  $  0.025  $ 0.025

See Notes to Consolidated Condensed Financial Statements.


                 TEJON RANCH CO. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In thousands)

                                  September    December 31,
                                  30, 1997        1996*
                                 (Unaudited)
    >

 ASSETS
 CURRENT ASSETS

   Cash & Cash Equivalents       $       62   $        693
   Marketable Securities             17,138         20,127
   Accounts & Notes Receivable       13,112          4,303
   Inventories:
     Cattle                           4,027          3,082
     Farming                          1,993            191
     Other                              429            157
   Prepaid Expenses & Other           1,496          1,319
 Total Current Assets                38,257         29,872

 PROPERTY & EQUIPMENT-NET            20,967         16,270
 OTHER ASSETS                         1,135          1,227
 TOTAL ASSETS                    $   60,359   $     47,369


 LIABILITIES & STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Trade Accounts Payable        $    1,810   $        488
   Other Accrued Liabilities            347            569
   Other Current Liabilities         12,530          4,129
   Total Current Liabilities         14,687          5,186
 LONG-TERM DEBT                       4,300          1,800
 DEFERRED CREDITS                     2,730          2,651

   Total Liabilities                 21,717          9,637

 STOCKHOLDERS' EQUITY
   Common Stock                       6,341          6,341
   Additional Paid-In Capital           387            387
   Retained Earnings                 32,075         31,253
   Defined Benefit Plan-Funding
     Adjustment, net of taxes          (256)          (256)
   Marketable Securities-
     Unrealized Gain, Net                95              7

   Total Stockholders' Equity        38,642         37,732

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $   60,359   $     47,369

See Notes to Consolidated Condensed Financial Statements.

* The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.



                 TEJON RANCH CO. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                          (In thousands)
                           (Unaudited)
                                             NINE MONTHS ENDED
                                               September 30
                                              1997        1996

 OPERATING ACTIVITIES

   Net Income                              $   1,140   $     612
   Items Not Affecting Cash:
     Depreciation and Amortization             1,022         889
     Deferred Income Taxes                        15         134
     Gain on Sale of Investments                  (4)          0
   Changes in Operating Assets and
   Liabilities
     Receivables, Inventories and Other
     Assets, Net                             (11,607)     (1,579)
     Current Liabilities, Net                  1,126         394
 NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                   (8,308)        450

 INVESTING ACTIVITIES
   Acquisition of Champion Feeders            (3,874)          0
   Maturities and Sales of Marketable
   Securities                                  5,336       6,767
   Funds Invested in Marketable
   Securities                                 (2,192)     (6,703)
   Property and Equipment Expenditures        (2,188)     (1,424)
   Net Change in Breeding Herds                   70         (81)
   Other                                         (33)        (26)
 NET CASH (USED IN) INVESTING ACTIVITIES   $  (2,881)  $  (1,467)

 FINANCING ACTIVITIES
   Proceeds From Revolving Line of Credit     22,188       9,803
   Payments of Revolving Line of Credit      (13,813)     (8,390)
   Borrowing of Long-Term Debt                 2,500           0
   Cash Dividend Paid                           (317)       (317)
 NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                   10,558       1,096
 (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                    (631)         79
 Cash and Cash Equivalents at
 Beginning of Year                               693          44

 CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                    $      62   $     123

See Notes to Consolidated Condensed Financial Statements.



TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 1997

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

NOTE B - CALCULATIONS OF EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common shares outstanding during the period. Common shares outstanding for the three month and nine month periods ended September 30, 1997 were 12,685,994 and for the three month and nine month periods ended September 30, 1996 were 12,682,244. Registrant has a Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of Registrant's Common Stock to employees, advisors and consultants of Registrant. At September 30,1997, options to purchase 172,178 shares are outstanding at prices equal to the fair market value at date of grant (152,178 shares at $16.00 per share, and 20,000 shares at $15.00 per share). Stock options granted will be treated as common stock equivalents in accordance with the treasury method when such amounts would be dilutive. Fully diluted common shares outstanding for the three month period ended September 30, 1997 and 1996 were 12,761,345 and 12,683,670 respectively. Fully diluted common shares outstanding for the nine month periods ended September 30, 1997 and 1996 were 12,714,286 and 12,684,042, respectively. There is no change in earnings per share based on the fully diluted common shares outstanding.

NOTE C - MARKETABLE SECURITIES

Registrant has elected to classify its securities as available-for-sale per Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, and therefore is required to adjust securities to fair value at each reporting date.

Marketable securities consist of the following at:

                            September 30         December 31
                                1997                 1996
                              Estimated            Estimated
                                 Fair                 Fair

                          Cost       Value      Cost      Value
Marketable securities:
(in thousands)
  U.S. Treasury and
  agency notes         $    9,780 $     9,941 $    13,156 $  13,158

  Corporate notes           7,199       7,197       6,960     6,969
                       $   16,979 $    17,138 $    20,116 $  20,127

As of September 30, 1997, the cumulative fair value adjustment is a $159,000 unrealized gain. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax of $64,000, is an unrealized gain of $95,000. Registrant's gross unrealized holding gains equal $268,000, while gross unrealized holding losses equal $109,000. On September 30, 1997, the average maturity of U.S. Treasury and agency securities was 1.2 years and corporate notes was 1.7 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in Corporate notes are with companies with a Standard & Poor's credit rating of A or better.

NOTE D - COMMODITY DERIVATIVES USED TO HEDGE PRICE FLUCTUATIONS

Registrant uses commodity contracts to hedge its exposure to price fluctuations on its purchased stocker cattle. The objective is to protect or create a future price for stocker cattle that will provide a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect Registrant against market declines. To help achieve this objective Registrant uses the cattle futures and cattle options markets to hedge the price of cattle. Registrant also hedges to protect against fluctuations in feed cost by using the corn futures and options markets. Feed costs are hedged in order to protect against large pricing increases in feed costs. Registrant continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset. The option and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle are scheduled to be sold. The risk associated with hedging is that hedging imposes a limit on the potential profits from the sale of cattle if cattle prices begin to increase dramatically. The costs of buying and selling options and futures contracts reduce profits. Any payments received and paid related to options are deferred in and reflected as an asset on the balance sheet in prepaid expenses until contracts are closed or expire and were approximately $26,000 at September 30, 1997. There were 88 outstanding option contracts at September 30, 1997. Cattle futures contracts are carried off-balance sheet until the contracts are settled. There were no outstanding futures contracts at September 30, 1997.

The following table identifies the cattle options outstanding at September 30, 1997 (in thousands, except number of Contracts):


 Cattle Hedging                                   Estimated
    Activity                            Original  Fair Value   Estimated
    Commodity                 Option     Option       At         Gain
  Future/Option    No.      Expiration  (Bought)  Settlement   (Loss) at
   Description    Option       Date       Sold    (Buy) Sell  Settlement

 Cattle             38         Oct. 97  $     9   $       (1) $       8
 Options-
   Calls Sold,
   40,000 lbs.
   per contract
 Cattle             20         Feb. 98  $     4   $        2  $       2
 Options-
   Puts bought,
   40,000 lbs.      30         Apr. 98  $     6   $        5  $       1
   per contract


Estimated fair value at settlement is based upon quoted market prices at September 30, 1997.

NOTE E - ACQUISITION OF ASSETS

On March 10, 1997, Registrant completed the purchase of certain assets from Champion Feeders, Inc., a cattle feedlot company in western Texas. The assets purchased include land, a feed mill, cattle pins, office and shop buildings, all rolling stock, inventory and intangibles. No debt or material liabilities of Champion Feeders, Inc. were assumed in the purchase of these assets. The purchase price for these assets is $3.5 million plus inventory value of $358,000, as of February 28, 1997 and has been accounted for as a purchase. The purchase price of the assets was based upon a dollar value per head of capacity at the feedyard and the fair market value of assets purchased. The purchase price was allocated based on estimated fair value at date of acquisition. The excess of the purchase price over the fair market value of tangible assets acquired was immaterial.

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

                                         Nine Months Ended
                                           September 30

                                     (In thousands except per
                                          share amounts)
                                        1997           1996

 Total Revenue                     $       28,125  $      22,291

 Net Operating Income                       2,152          1,389

 Net Income                                 1,392            831
 Net Income Per Share              $         0.11  $        0.07


NOTE F - CONTINGENCIES

Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits on the leased acreage, National and Lafarge Corporation (the successor to the previous operator and referred to herein as "Lafarge") have been ordered to clean up and abate certain hazardous waste sites on the leased premises. On October 9, 1997, the Regional Water Quality Control Board voted to name National and Lafarge as primarily responsible parties in a cleanup and abatement order and to name National as the primarily responsible party in a cease and desist order and waste discharge requirements. Those orders require investigation and certain remedial activities related to the cement kiln dust piles on the premises but do not require the removal or disposal of the piles. Registrant has been named secondarily responsible on all existing orders and the Board voted to name Registrant secondarily responsible on the orders relating to the kiln dust piles, which means that Registrant could be ordered to perform the obligations of National or Lafarge under the orders if either of them should fail to do so. Under existing lease agreements either National or Lafarge is required to indemnify Registrant for costs and liabilities incurred in connection with the orders, depending on when the obligation arises. Due to the financial strength of National and its parent company, which guaranteed National's obligations, and the financial strength of Lafarge, Registrant believes that it is remote there will be a material effect on Registrant.

As an unrelated matter, Registrant has become aware that soils contaminated by gasoline, diesel fuel, and heavy metals are present on the premises leased from Registrant by Truckstops of America for a truck stop and gas station. Registrant has become actively engaged in the regulatory oversight activities of the Kern County Environmental Health Services Department, which has named Registrant as a secondarily responsible party with respect to the underground diesel storage tanks that have leaked, and of the Central Valley Regional Water Quality Control Board. Registrant has demanded the cleanup of the contaminated soils by the lessee. This demand has been made on the current tenant and on the guarantors of the lease, Standard Oil of Ohio and BP Oil & Exploration, Inc. Registrant has entered into settlement discussions with the foregoing parties, is currently working with them on a jointly approved investigation plan and is hopeful that this dispute can be resolved without resorting to litigation. Because of the financial strength of Standard Oil of Ohio and BP Oil & Exploration, Inc. Registrant believes it is remote that this matter will have a material effect on Registrant.

For a further discussion refer to Registrant's 1996 Form 10-K,
Part I, Item 3, - "Legal Proceedings". There have been no changes since the filing of the 1996 Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

This Management's discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that are subject to many uncertainties and may turn out not to be accurate. These forward looking statements include those relating to future prices, yields, the timing of receipt of a payment for a pipeline easement, the effect of pending environmental proceedings, future development of Registrant's land and future cash needs. These statements are subject to factors beyond the control of Registrant (such as weather and market forces) and with respect to Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that any such forward looking statements will turn out to be accurate.

Total revenues, including interest income, for the first nine months of 1997 were $25,422,000 compared to $11,654,000 for the first nine months of 1996. The growth in revenues during 1997 is primarily attributable to increases in livestock and farming operations revenues. The increase in livestock revenues is due primarily to the new cattle feedlot located near Hereford, Texas that was purchased on March 10, 1997. The revenues from the feedlot were approximately $9,492,000 for the seven months Registrant has owned the feedlot. Revenues at the feedlot are derived from the sale of grain and other types of feed rations to customers that are feeding cattle at the feedlot.

In addition to the revenues from the feedlot, cattle sales increased approximately $2,090,000 when compared to 1996 sales. The increase in cattle sales revenue is due to the sale of cattle at higher weights and prices than in 1996. This increase in sales revenues has been accomplished even though 2,014 fewer head of cattle have been sold thus far in 1997. The difference in the number of cattle sold in 1997 compared to 1996 is due to the timing of sales of cattle.

Registrant continues to hedge the future sales price of cattle using commodity contracts. See Note D - Commodity Contracts used to Hedge Price Fluctuations, for further information.

Farming revenues are higher due to the timing of the recording of 1997 crop revenues as well as the receipt of additional crop proceeds related to the 1996 harvest. The timing of the 1997 crop harvest resulted in an additional $1,162,000 of revenues when compared to the third quarter of 1996 and was due primarily to the completion of the 1997 almond harvest during the third quarter of 1997. During 1996 the almond harvest was not completed until the fourth quarter and no revenues were recorded until the fourth quarter. Farming revenues during 1997 have also increased due to the receipt of additional crop proceeds related to the 1996 grape, walnut, and pistachio crops ($437,000). The receipt of these proceeds results from increases in crop prices that were reflected in the final settlement payments received during 1997.

Operating activities during the first nine months of 1997 resulted in net income of $1,140,000, or $.09 per share, compared to net income of $612,000, or $.05 per share, for the same period in 1996. The increase in net income when compared to 1996 is due to the increase in revenues as described above which was partially offset by increased livestock, farming, general and administrative, and interest expenses. The increase in livestock expense is due to the operations of the new feedlot and to an increase in cost of sales of cattle sold. Expenses at the feedlot for the period from acquisition through September 30, 1997 were approximately $8,936,000. The increase in cost of sales on cattle of approximately $2,127,000, is due to maintaining ownership of cattle for a longer period of time than in 1996 and to additional costs in 1997 associated with feedlot charges.

Farming costs increased due to the timing of recording cultural and harvest expenses associated with the revenues recognized during the quarter and described above. General and administrative costs have increased when compared to 1996 due to higher staffing costs and professional service fees. Staffing costs increased in 1997 due to the timing of hiring a new chief executive officer in 1996. Interest expense has increased during 1997 due to financing costs associated with the purchase of the feedlot, working capital needs due to the delay in the sale of cattle during the year to the third and fourth quarters of 1997, and to credit lines at the feedlot which are used to meet short-term working capital needs.

Total revenues for the third quarter of 1997, including interest income, were $16,148,000 compared to $5,824,000 for the third quarter of 1996. The increase in third quarter revenues is due to additional revenue from the new feedlot, increased cattle sales during the quarter, and to the timing of farming revenues as described above.

During the third quarter of 1997 Registrant recognized net income of $1,432,000, or $.11 per share, compared to net income of $919,000, or $.07 per share for the same period in 1996. The increase in net income during the quarter is due to the growth of revenues as described above which was partially offset by increased livestock and farming expenses. Livestock expenses increased due to the feedlot operations and to higher cost of sales on cattle sold. Farming expenses increased due to the timing of completion of 1997 crop harvests.

Based on the 1997 harvest completed during October, it appears that the California almond crop will be approximately 680 million pounds based on preliminary estimates by the California Almond Board. Based on this estimate it appears that the price per pound expected to be received by Registrant for its almonds will be less than that received in 1996 by an estimated $.50 per pound. This lower price will reduce almond revenues when compared to 1996 almond revenues. The yields for all of Registrant's crops appear to be within expectations with the exception of the walnut crop which is coming in below expectations, but it appears that walnut prices may be higher due to statewide production estimates being less than the previous year.

Registrant has been advised that final approvals were received for the construction of a major crude oil pipeline through Registrant land. During December 1995 Registrant completed negotiations with respect to an easement agreement related to this pipeline. The pipeline company has informed Registrant that it expects to close the easement purchase transaction sometime during the fourth quarter of 1997, which must occur before the pipeline company may commence construction on Registrant land.

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

Liquidity and Capital Resources

Registrant's cash, cash equivalents and short-term investments totaled approximately $17,200,000 at September 30, 1997, compared to $20,820,000 on December 31, 1996, a decrease of 17%. Working capital as of September 30, 1997 was $23,570,000 compared to $24,686,000 as of December 31,1996. Cash and short-term investments declined during 1997 due to increases in cattle and farming inventories because of the timing of sales and to the purchase of the cattle feedlot. Working capital uses during 1997 have been for property and equipment expenditures, the purchase of the cattle feedlot and dividend payments. The assets of the cattle feedlot were purchased on March 10, 1997 for $3,500,000 plus an additional $358,000 in beginning inventories. Registrant funded this purchase with cash and short-term lines of credit. During the second quarter Registrant refinanced the funding of the purchase of the feedlot with a $2.5 million term loan, with an interest rate of 8.50%, secured by feedlot assets and payable over 10 years. This debt is expected to be paid out of cash flows generated at the feedlot.

Registrant has a revolving line of credit of $6,000,000 that bears interest at 8.50% and, as of September 30, 1997, had an outstanding balance of $5,607,000. Registrant also has a short-term line of credit outstanding of $5,576,000 from an investment banking firm at an interest rate of 6.05%. Registrant's short-term borrowing needs increased during the quarter due to the timing of cattle sales, the timing of the purchase of stocker cattle, and the feedlot's financing of customer receivables.
The lines of credit are expected to be paid down throughout the year from the proceeds of cattle and crop sales and collection of receivables. The revolving lines of credit are used as a short-term cash management tool.

The accurate forecasting of cash flows by Registrant is made difficult due to the fact that commodity markets set the prices for the majority of Registrant's products, the fact that the cost of water changes significantly from year-to-year as a result of changes in its availability, and the fact that adverse weather conditions can significantly affect farming and cattle operations.

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

Not Applicable

Item 6.            Exhibits and Reports

(a)  Exhibits -

     27     Financial Data Schedule (Edgar)


(b)  Reports  - None


                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TEJON RANCH CO.
                              (Registrant)



November 6, 1997                   BY   /s/ Allen E. Lyda
Date                                 Allen E. Lyda
                                     Vice President, Finance
                                     & Treasurer


                          EXHIBIT INDEX


Exhibit No.         Exhibit Description

   27               Financial Data Schedule (Edgar)