Form 10-K
period 1997-12-31
TEJON RANCH CO
filed 1998-03-27
CIK 96869

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

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

Registrant's telephone number, including area code:(805) 327-8481

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
Title of Each Class                           Which Registered
Common Stock                                    American Stock Exchange

         Securities registered pursuant to Section 12 (g) of the Act:

                                     None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    x    No
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of Registrant's Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 19, 1998 was $347,279,086 based on the closing price on that date on the American Stock Exchange.

      The number of Registrant's outstanding shares of Common Stock on March
19, 1998 was   12,685,994 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1998 relating to the directors and executive officers of Registrant are incorporated by reference into Part I, Item 4, and Part III.

                                                      Total Pages -  168
                                                      Exhibit Index - Page 60





                                    PART I

Item 1. Business

      Throughout Item I-"Business," Item 2-"Properties," Item 3-"Legal Proceedings," and Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations," Registrant has made forward-looking statements regarding future developments in the cattle industry, the Registrant's plans for future plantings of permanent crops, future yields and prices for the Registrant's crops, future prices, production and demand for oil and other minerals, future development of the Registrant's property, and potential losses to the Company as a result of pending environmental proceedings. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather and market forces) and, with respect to the Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that actual future events will be consistent with the forward-looking statements made in this Annual Report.

      Registrant owns approximately 270,000 contiguous acres of land located in Kern and Los Angeles Counties in the State of California on which it is engaged principally in production and sale of beef cattle, farming, and leasing of land for oil, gas and mineral production and commercial purposes. Registrant is also engaged in planning the future uses of its lands.

      The following table shows the revenues, operating profits and identifiable assets of each of Registrant's industry segments for the last three years:

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                       (Amounts in thousands of dollars)

                                          1997       1996           1995
Revenues (1)

Livestock                            $   24,555  $   4,573      $   6,748
Farming                                   9,173      9,107          7,973
Resource Management                       2,696      2,508          2,188
Commercial and Land Use                   3,403      1,464          1,271
Segment Revenues                         39,827     17,652         18,180
Interest Income                           1,159      1,308          1,374
Total Revenues                        $  40,986  $  18,960      $  19,554

Operating Profits

Livestock                             $   1,499  $     412      $      41
Farming                                   2,627      3,134          1,811
Resource Management                       1,328      1,356          1,241
Commercial and Land Use                   1,003       (841)        (1,262)
Segment Profits (2)                       6,457      4,061          1,831

Interest Income                           1,159      1,308          1,374
Corporate Expense                        (2,346)    (2,266)        (2,046)
Interest Expense                           (747)      (295)          (436)
Operating Profits                     $   4,523  $   2,808      $     723
Identifiable Segment
  Assets  (3)
Livestock                             $  24,215  $   5,554      $   5,533
Farming                                  10,176     10,545         10,370
Oil and Minerals                            363        259            258
Commercial and Land Use                   5,933      2,874          2,713
Corporate                                23,006     28,137         26,329

Total Assets                          $  63,693  $  47,369      $  45,203

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

Livestock Operations

      Registrant conducts a beef cattle range operation upon those portions of its ranch which are not devoted to farming, commercial or other purposes.
This range operation depends primarily upon forage from natural vegetation. The beef cattle activities include both commercial cow-calf operations (the maintenance of a cattle herd whose offspring are used to replenish the herd, with excess numbers being sold commercially) and the use of stocker cattle (cattle purchased at light weights for growing on available range forage before being resold). At December 31, 1997, Registrant's cattle herd numbered approximately 30,975 of which approximately 22,882 head were stockers and the remainder were in the breeding herd. At December 31, 1996, Registrant's cattle herd numbered approximately 15,316 of which approximately 8,350 head were stockers. Registrant's range cattle are either sold to stocker and feedlot operators or fed at Registrant's feedlot in Texas and sold to packers. As to the sale of cattle, Registrant is in direct competition with other commercial cattle operations throughout the United States. The prices received for Registrant's cattle are primarily dependent upon the commodity market's perception of supply and demand at the time cattle are sold. In an attempt to reduce the market risks of its livestock activities, Registrant usually hedges future sales of cattle in the futures and options markets or obtains fixed prices for future delivery through contracts with cattle buyers, feedlots, or packing houses. Registrant purchased a feedlot in 1997 in order to further vertically integrate its beef operations.

      During the last low in the cattle cycle a number of companies in the cattle industry began to explore in depth various forms of strategic alliances within the production, feeding and meat-packing segments of the cattle business. Registrant believes there will be dramatic shifts in the form of cattle marketing in the United States. To be successful in the cattle industry in the future Registrant believes that the producers of beef must become more consumer oriented. To achieve this goal Registrant is beginning a program to vertically integrate its cattle operations. Vertical integration will allow Registrant to control the quality of the product through the production process to the end users. To vertically integrate Registrant must control the feeding of cattle and create strategic alliances with other producers to supply beef products to end users. To begin the process of vertical integration within the beef industry, Registrant has purchased the assets of a cattle feedlot that is located in western Texas. This feedlot will allow Registrant to control the feeding and sales of cattle. The purchase of the feedlot occurred on March 10, 1997.

      Cattle prices over the last year were steadily improving until late 1997 and early 1998 when the impact of the Asian financial crisis hit the cattle commodity markets. With beef being the largest dollar agricultural export and Asia receiving much of the beef exported, prices fell significantly during December 1997 through early February 1998. Not only have prices declined in the beef market, but prices for hides, which are used in the production of leather, have also declined. Hide prices have declined almost 30% over this time frame. It is anticipated that prices later in 1998 will improve when compared to current levels due to fewer head of cattle in feedlots. The increase in price, however, will be less than normally anticipated due to the decline in Asia's economies. Overall, Registrant believes it will see lower prices during 1998, which will impact cattle sales revenues.


Farming Operations

      In the San Joaquin Valley, Registrant farms permanent crops including the following acreage: wine grapes-1,528, almonds-1,366, pistachios-738 and walnuts-295. Included in these acreage figures are: 308 acres of pistachio trees planted in 1994, with the first harvestable crop expected in 1998; 72 acres of Rubired grapes planted in 1996, with the first harvestable crop expected in 1998; 152 acres of almonds planted in 1996, with the first harvestable crop expected in 1999; and 36 acres of Cabernet Sauvignon and Ruby Cabernet wine grapes planted in early 1997, with the first harvestable crop expected in 1998. During 1997, Registrant began land preparation for the development of 300 acres of almonds which were planted in early 1998 and 300 acres of almonds to be planted in 1999. Registrant's objective in planting new trees is to offset the normal yield decline as its older plantings reach productive maturity and to improve revenues from farming operations in future years. As certain of Registrant's permanent plantings age to the point of declining yields, Registrant will evaluate the advisability of replanting such crops, or replacing them with different plantings, depending upon market conditions.

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

      In 1997, almonds produced were sold to two domestic commercial buyers, with one of the buyers receiving approximately 70% of the crop.

      The California almond industry is subject to a federal marketing order which empowers the Secretary of Agriculture to set the percentage of almonds which can be sold during any crop year and the percentage of almonds to be held in reserve in order to assist in the orderly marketing of the crop. During 1997 and 1996 the saleable percentage was set at 100% of the total almond crop.

      In 1997, Registrant's pistachios were sold to one customer.
Registrant's 1997 walnuts were sold to two customers, each receiving approximately 50% of the crop. During 1997 the majority of wine grapes were sold to one winery.

      Yields from Registrant's farming operations were below 1996 yields with the exception of grapes. While the California almond industry produced a near record crop, Registrant's almond production was 12% below 1996 due to the timing of rains and cold temperatures during the critical pollination period. Prices for almonds declined during 1997 due to the increased level of production for the year within the industry. The combination of lower yields and prices caused revenues to decline approximately 40%.

      Grape yields in 1997 were 29% greater than 1996 production, and 1997 grape revenues were 25% above the 1996 crop. Pistachios were in the "off year" of their alternate bearing cycle and, while the yields were 20% below the 1996 crop, they were much higher than previous "off year" yields. Pistachio revenue in 1997 was flat when compared to 1996 pistachio revenues. Prices for pistachios increased slightly when compared to the prior year due to crop yields being slightly below the previous year's level. Registrant's 1997 walnut crop yield was 39% below last year's production, and revenues from walnuts fell by approximately 39%. Prices for walnuts remained fairly stable due to flat production for the industry. Registrant's crop was below expectation due to below-normal chilling hours during the dormancy period and to high production from the trees over the last three years causing stress to the trees.

      Overall 1997 crop revenues were less than expected due mainly to lower than expected almond and walnut production. See "Management's Discussion and Analysis of Financial Statements and Results of Operations". Demand for Registrant's crops is expected to remain good throughout 1998. Management expects further price pressure on both nuts and grapes as new production within California comes online. Registrant has some price protection with regard to its wine grapes because it has three years remaining on a contract with a winery that provides the better of a minimum price or market price for its grape shipments. Nut crop markets are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices.

      1997 was an excellent water year with 100% of Registrant's water entitlement being available from the State Water Project. In addition, there was sufficient runoff from local mountain streams throughout the year, allowing Registrant to capture and utilize this water to offset some of the higher priced State Water Project water. Because of the abundant water, Registrant was able to bank (percolate into the underground) some of its excess supply for future use and was able to exchange some of its 1997 water deliveries for deliveries for banking purposes in future years plus a favorable exchange fee. The State Department of Water Resources has announced its 1998 water supply at 100% of full entitlement. This is only a tentative commitment, however, and is subject to change. This level of supply, if it ultimately turns out to be available, will cover all of the Registrant's farming needs.

      See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, "Properties-Farmland".

Resource Management

      The Resource Management Division is made up of Registrant's oil and mineral leases, game management program, film location activities, and the quarter horse breeding program. These are all lines of business which are based on the use of ranch lands and resources but are not of the size to warrant separate divisions such as livestock, farming and real estate.

      Registrant leases certain portions of its land to oil companies for the exploration for, and production of, oil and gas but does not itself engage in any such exploratory or extractive activities.

      As of December 31, 1997, approximately 9,645 acres were committed to producing oil and gas leases from which the operators produced an average of approximately 392 barrels of oil, 221 MCF of dry gas, and 10 gallons of wet gas per day during 1997. Approximately 1,600 acres were also held under exploratory leases. Registrant's share of production based upon its average royalty rate during the last three years has been 49, 66, and 62 barrels of oil per day for 1997, 1996, and 1995, respectively. Approximately 264 producing oil wells were located on the leased land as of December 31, 1997. An additional 66 wells during 1997 have been shut-in and non-productive. Shut-in wells occur as oil revenues received by the operators lag behind the cost of keeping the wells in production. Low prices in the oil market have been a disincentive to exploratory leasing and drilling on Registrant's lands. No new wells were drilled on Registrant's lands during 1997.

      Prices for Kern County's heavy crude oil dropped throughout 1997, hitting a low of $6.75 per barrel during March 1998. These reduced prices for early 1998 will negatively impact Registrant's royalties from the producing wells. Registrant attempts to require lessees to honor their lease obligations to legally and properly abandon non-producing wells in an environmentally sound manner, but its success at this is mixed.

      Estimates of oil and gas reserves on Registrant's properties are unknown to Registrant. Registrant does not make such estimates and does not file reports as to reserve estimates with governmental agencies. Registrant's lessees do not make information concerning reserves available to Registrant.

      Registrant has approximately 2,440 acres under lease to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant having a design capacity of 600,000 tons of cement per year. The manufacturing plant is currently being redesigned to have a production capacity of 1,000,000 tons. The amount of payment which Registrant receives under the lease is based upon shipments from the cement plant. The term of this lease expires in 2007, but National has remaining options to extend the term for two additional successive increments of 20 years each and one final increment of 19 years. For information as to proceedings under environmental laws relating to the cement plant, see Item 1-"Legal Proceedings".

      Approximately 433 acres of Registrant's land are leased to owners and operators of sand and gravel screening and rock crushing plants under two leases with rental payments based on the amount of sand and gravel removed and sold. Registrant is actively searching for a new lessee for a third area of the ranch where rock aggregate deposits have been extracted in the past.

      The quarter horse program consists of the breeding of quality blood line quarter horses, the sale of horses, the boarding and training of horses, and the management of horse events. The quarter horse program will continue to direct its efforts to the improvement of Registrant's breeding mares and the hosting of competitive events to enhance the revenues of the operation.

      Registrant also provides filming location services and a game management program, which is a hunting program that is managed in close cooperation with California Department of Fish and Game.

Real Estate

      Registrant leases to various tenants lands which are used for a full-service truckstop facility, a truck wash, four auto service stations with convenience stores, four full-service restaurants, four fast-food operations, a motel, two antique shops, a United States Postal Service facility, several microwave repeater locations and radio and cellular transmitters/relay sites. In addition, there is a 1,400-acre site leased to a major aeronautical firm for testing facilities.

      The Real Estate Division continues to focus substantial attention on additional development along the Interstate 5 corridor, where the Company owns approximately 16 miles of frontage, with commercial land around four separate interchanges. The land planning process in previous years had identified the Interstate 5 corridor as an area of focus in near term planning and entitlement activities. (See Part I, Item 2, "Properties-Land Use Planning".)

      During 1997, new commercial activity included the opening of a new Country Side Inn hotel at the Grapevine Center during March 1997 and the establishment of a new 350-acre Tejon Industrial Complex ("Industrial Complex") at the I-5/Laval Road interchange. The first project in the Industrial Complex was announced during December 1997. Registrant created a joint venture with Petro Stopping Centers for the purpose of developing a major Travel Plaza on 50 acres of land in the Industrial Complex.
Construction of the Travel Plaza is scheduled to begin in the second quarter of 1998 and is expected to be completed before the end of the fourth quarter of 1998. Negotiations for two new commercial leases at the Grapevine Center have been initiated and are expected to close by the end of the second quarter of 1998.

      Within the commercial leasing area, Registrant is in direct competition with other landowners who have highway interchange locations along Interstate 5 within California.

Customers

      During 1997, 1996 and 1995 the following customers accounted for more than 10% of Registrant's consolidated revenues: Golden State Vintners, a purchaser of grapes (14% in 1997, 21% in 1996, and 18% in 1995), Harris Ranch (18% in 1996), and Timmerman Cattle (26% in 1995).

Employees

      At December 31, 1997, Registrant had 88 full-time employees.

                       Executive Officers of Registrant

      The following table shows, as to each executive officer of Registrant, the offices held as of March 23, 1998, the period the offices have been held, and the age of the executive officers. All of such officers serve at the pleasure of the board of directors.

Name                    Offices                 Held Since        Age

Robert A. Stine   President and Chief           1996              51
                        Executive Officer, Director

Matt J. Echeverria      Senior Vice President,  1987              47
                        Livestock

John A. Wood            Vice President, Farming 1978              60

Dennis Mullins          Vice President,         1993              45
                        Public Affairs, Secretary
                        and General Counsel

Allen E. Lyda           Vice President,         1990              40
                        Finance, Treasurer
                        and Assistant Secretary

David Dmohowski         Vice President,         1991              50
                        Land Planning

James Taylor            Vice President,         1997              59
                        Real Estate

      A description of present and prior positions with Registrant, and business experience for the past five years is given below.

      Mr. Stine has been employed by Registrant since May 1996, serving as President and Chief Executive Officer and as a Director. Mr. Stine served as the Chief Executive Officer of the Collins Companies from 1986 to April 1995.

      Mr. Echeverria has served as Vice President since 1987 and was elected Senior Vice President in 1995. He also served as acting Chief Executive Officer of Registrant from May 1995 to May 1, 1996.

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

      Mr. Lyda has been employed by Registrant since 1990, serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995.

      Mr. Dmohowski has been employed by Registrant since January 1991, serving as Vice President, Land Planning.

      Mr. Taylor has been employed by Registrant since  May 1997, serving as
Vice President, Real Estate.    From 1992 to 1997, he was a principal partner
and President of Urban Assist, Inc., a planning and project management company located in Irvine, California.

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

      For information as to Registrant's livestock, farming, resource management and real estate operations on the land, see Part I, Item 1 - "Livestock Operations," "Farming Operations," "Oil and Minerals," and "Real Estate."

Land Use Planning

      Registrant has continued to engage in planning activities related to future uses of its lands. Over the last two years Registrant initiated planning programs intended to guide decision making relating to future development on the Ranch with special focus on the important Interstate 5 corridor. During 1997 Registrant retained a team of experts to evaluate the market feasibility of developing a major destination land use at the Grapevine Center. Evaluation and marketing studies continue to proceed forward for this project. Evaluations are also being conducted with various groups to determine the development potential of a rural ranch estates program in the central canyon areas near Tejon Lake. Planning and market research for this product will continue during 1998. Since the prospects and timing of residential and recreational projects are dependent on market demand, the timing of any significant residential and/or recreational development is uncertain. Registrant is evaluating the environmental and regulatory factors that might affect its ability to secure value-enhancing entitlements for potential land development. The results of this evaluation will help Registrant in formulating long-range entitlement strategies. The timing of any extensive development of Registrant's property and its nature and extent are expected to be dependent upon market demand, the availability of adequate development capital and the obtaining of appropriate governmental permits and approvals.

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

      Registrant has not yet made specific proposals to the County to implement any part of its proposed land use concept, except at the Grapevine and Laval Road Interchanges on Interstate 5. Along the Interstate 5 corridor, Registrant is aggressively pursuing additional commercial activity in order to meet the needs of the 50,000 vehicles per day that travel through the ranch. To meet this built-in customer base, Registrant is investigating several potential opportunities that can expand current commercial activities.

      The remainder of Registrant's land, approximately 20,000 acres, is in Los Angeles County. This area of the ranch is accessible from Interstate 5 via Highway 138 and lies 30 miles west of the Antelope Valley communities of Palmdale and Lancaster. Los Angeles County has adopted general plan policies which contemplate future limited residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. No specific land use proposals have been made by Registrant to the County. Registrant continues to monitor regional planning issues and continues to develop its liaison with Los Angeles County government and other regulatory agencies in order to preserve future development opportunities.

      In addition to its agricultural contract water entitlements, Registrant has an entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential and/or commercial development. Portions of the property also have available ground water; this would be sufficient to support low density residential development in the Tejon Lake area and significant commercial development in the Interstate 5 corridor.

      Portions of Registrant's property consist of mountainous terrain, and much of the property is not presently served by developed roads or by utility or water lines. Any significant development of the property would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner which accommodates a number of environmental concerns, including endangered species and wetlands issues, that may limit development of portions of the property.

      Due to the property's location and its undeveloped state, from time to time unsolicited proposals are made for governmental or quasi-public uses of portions of the property or neighboring lands by entities, some of which may have the power of eminent domain. For the most part Registrant opposes such uses because, to the extent that any such proposals may be implemented through the use of the power of eminent domain or otherwise, the flexibility to develop some of Registrant's other lands could be correspondingly limited. Registrant completed negotiations with a company concerning the construction of a major oil pipeline over the Ranch during December 1995. The pipeline will follow an alignment of other oil pipelines which are along the Interstate 5 corridor. Final governmental approvals were received by the pipeline company in 1996, and construction commenced in 1997. The pipeline company purchased its easement from Registrant in November 1997 for $2,050,000. Registrant's lands are also being evaluated as a possible route for a high speed rail system between Los Angeles and San Francisco.

Farmland

      Although changing crop market conditions and the cost and availability of irrigation water bear on the economic feasibility of farming on Registrant's lands, portions of the land located in the San Joaquin Valley are suitable for farming a wide variety of tree, vine and row crops.

      Existing long-term contracts with the Wheeler Ridge-Maricopa Water Storage District ("Wheeler Ridge") provide for water deliveries from the California State Water Project ("Project") to certain farmland in the San Joaquin Valley belonging to Registrant. The long-term water supply picture in the state is uncertain, however, not only due to recurring droughts, but also because of existing and likely additional restrictions placed on water exported from the Sacramento-San Joaquin River Delta ("Delta") to protect allegedly endangered species and improve water quality in the Delta.
Reserving water flowing into the Delta for environmental purposes has been required. The reserved water then flows into the San Francisco Bay and is unavailable for beneficial use. The impact of these regulations could be severe during drought years when the supply of water for all uses is limited. Pursuant to an interim agreement that has been extended and now expires in late 1998 among the federal agencies, the concerned state agencies, environmental groups, and water users, a maximum of 1.1 million acre feet of water has been reserved for such environmental uses. This water would otherwise be available for beneficial use by state and federal water project participants. However, there is no assurance that this interim agreement will be made permanent or that the final agreement now in the final stages of development will limit water used for environmental purposes to a comparable amount.

      Registrant's total water entitlement substantially exceeds its permanent crop needs. If a 100% allocation is made by the Project to the Kern County Water Agency, of which Wheeler Ridge is a sub-unit, then deliveries from Wheeler Ridge will be sufficient for Registrant's 1998 crops. Longer term, however, year-to-year uncertainty of the water supply and potentially higher costs for water may jeopardize the financial viability of Wheeler Ridge by forcing marginal operators out of business and shifting a greater portion of the financial burden imposed by long term fixed costs and defaulted water assessments upon the remaining growers. High water costs prevent farmers from raising annual crops. Farmers also may be unable to obtain conventional financing for the higher value permanent crops because of the unpredictability of a water supply to nourish the trees and vines. These effects have been mitigated by the set of agreements among the State and nearly all Project water users known as the "Monterey Agreement". The Monterey Agreement should improve the reliability of water supply to agricultural users in drought years by eliminating the priority for urban use that resulted in agriculture's allocation being reduced to as low as zero in dought years, and should improve the financial viability of Wheeler Ridge and similarly situated water districts by allowing for the sale of substantial water entitlement to urban users. A number of such water transfers have occurred, and interest in further transfers has been expressed by urban water agencies.

      Registrant's contracts with Wheeler Ridge, as of December 31, 1997, provide for annual water entitlement to approximately 5,488 acres of Registrant's lands. Existing Wheeler Ridge water delivery facilities are capable of delivering the contract water entitlement amounts to all of that acreage. The water contracts require annual payments related to the Project and Wheeler Ridge fixed costs, whether or not water is used or available. Payments made under these contracts in 1997 by Registrant totaled approximately $1,215,000.

      In 1995, Registrant transferred 4,021 acre feet of entitlement from Wheeler Ridge to Tejon-Castaic Water District ("TCWD"), which lies entirely within the boundaries of Registrant's lands. TCWD contributed 900 acre feet of entitlement to the Kern Water Bank Authority in order to join the Authority and obtain water banking rights. The Kern Water Bank provides Registrant with a supplemental source of water for agricultural and development uses in drought years. The remaining 3,121 acre feet retained by TCWD are now more directly under the control of Registrant and would be available for future development purposes in the San Joaquin Valley or in other areas of the Ranch. This water could also be used for farming purposes in the same manner it was used before the transfer with the consent of Wheeler Ridge and the Kern County Water Agency.

      Lands benefiting from Wheeler Ridge are subject to contingent assessment liens under the California Water Storage District Law. These liens are senior in priority to any mortgages on the property. The liens secure Wheeler Ridge bonds issued to finance construction of water distribution facilities. Lien enforcement can involve foreclosure of the liens and the resulting loss of the lands subject to the liens. These liens will be enforced only if Wheeler Ridge revenues from water contracts and other regular revenue sources are not sufficient to meet Wheeler Ridge obligations. Lien assessments are levied by Wheeler Ridge based on estimated benefits to each parcel of land from the water project serving the land. Lands belonging to Registrant are presently subject to such contingent liens totaling approximately $817,000. Since commencement of operations in 1971, Wheeler Ridge has had sufficient revenues from water contract payments and other service charges to cover its obligations without calls on assessment liens, and Wheeler Ridge has advised Registrant that it does not anticipate the need to make any calls on assessment liens.

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

Item 3.   Legal Proceedings

      Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. See "Business-Resource Management." In August 1997, National ceased burning hazardous waste as supplemental fuel in the cement plant located on the land leased from Registrant. The fuel was obtained, transported, stored and processed by National's subtenant, Systech Environmental Corporation ("Systech"). Systech has removed the above-ground improvements from its former sublease premises and is in the process of preparing a formal closure plan under the Resource Conservation and Recovery Act ("RCRA"). After this closure plan is approved by the California Department of Toxic Substances Control, Systech will undertake the site investigation and (if needed) cleanup work specified in the closure plan.

      A number of contaminated sites have been discovered on the land leased to National, including several landfills containing industrial waste, a storage area for drums containing lubricants and grease, an underground plume of chlorinated hydrocarbons, and diesel fuel which leaked from a pipeline. Because the waste in some or all of the sites has contaminated groundwater, the California Regional Water Quality Control Board for the Lahontan Region (the "Regional Water Board") has issued investigation and cleanup orders with respect to certain of the sites. These orders, which have different provisions depending on the site involved, generally require National, Lafarge Corporation ("Lafarge"), the predecessor in interest to National under the existing lease, and the Registrant to investigate and clean up soil and groundwater contamination in the vicinity of the sites. Although Registrant did not deposit any of the contaminants, the orders state that Registrant, as a landowner, will be responsible for complying with the orders if Lafarge and National fail to perform the necessary work. Civil fines for violations of a Regional Water Board order can be as high as $10,000 per day for each day the violation occurs and as high as $15,000 per day for each day a discharge of pollutants and a violation of the order occurs.

      Lafarge has undertaken the investigation and remediation of the landfills and has completed the removal of contaminated soils above the groundwater level from them. Additional work is required to alleviate groundwater contamination resulting from the landfills. The order issued by the Regional Water Board with respect to the drum storage area has been dismissed because of the low level of petroleum contamination. Lafarge has completed a substantial amount of the site investigation with respect to the chlorinated hydrocarbons. Lafarge is undertaking additional investigation work as directed by the Regional Water Board, and is developing a feasibility study evaluating different remediation options. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction. With respect to the diesel pipe leak, Lafarge has performed some site investigation and requested that the Regional Water Board approve closure of the site without requiring any remediation. Registrant opposed the request, and in December 1996, the Regional Water Board denied Lafarge's request. Registrant believes that Lafarge will be directed or ordered to undertake further site investigation. There appears to be significant contamination along the length of the pipeline, and portions of the contamination appear to be located under the cement plant itself, which means that remediation, if possible, may be more difficult and expensive.

      On October 9, 1997, the Regional Water Board named National and Lafarge as primarily responsible parties in a cleanup and abatement order and named National as the primarily responsible party in a cease and desist order and waste discharge requirements. Those orders require investigation and certain remedial activities related to the cement kiln dust piles on the premises but do not require the removal or disposal of the piles. The Regional Water Board named Registrant secondarily responsible on these three orders relating to the kiln dust piles, which means that Registrant could be ordered to perform the obligations of National or Lafarge under the orders if either of them should fail to do so. Registrant has appealed these orders but the appeals are currently stayed pending Lafarge's and National's compliance.

      The United States Environmental Protection Agency ("USEPA") has proposed to regulate all kiln dust nationwide under the hazardous waste program, but with a tailored set of standards. The proposed rules would mostly involve careful groundwater monitoring and possibly covering dust piles so they do not blow in the wind. Measures of this type are already being taken by National on the cement plant site. Kiln dust from cement plants using supplemental fuels like the plant operated by National will not be treated any differently under this program. The cement industry filed comments opposing the proposed rules for kiln dust and is engaged in a legislative effort to secure the management of kiln dust as a non-hazardous waste. The industry has also proposed an enforceable agreement between the cement manufacturers and USEPA with respect to the management of kiln dust in lieu of regulations. USEPA is considering this approach. In 1995, the California Legislature enacted legislation classifying kiln dust as a non-hazardous waste if it is managed on-site under regulations administered by a regional water quality control board and it would otherwise be classified as hazardous solely because of its extreme pH content. Registrant believes this legislative reclassification will apply to the kiln dust pile currently used by National but not to older piles created by Lafarge and its predecessors, which are believed to contain chromium bricks. If the chromium bricks are present, that could provide an independent basis for classifying the kiln dust as a hazardous waste.

      Under the lease between Registrant and National, the tenant is obligated to indemnify Registrant for costs and liabilities arising directly or indirectly out of the use of the leased premises by the tenant. All obligations under this indemnity provision arising after the assignment of the lease to National (which occurred in November 1987) were assumed by National, and Lafarge has liability for all obligations under the indemnity provisions arising before the assignment. National's obligation is guaranteed by its parent, National Cement Company, Inc. Registrant believes that all of the matters described above in this Item 3 are included within the scope of the National and Lafarge indemnity obligations. While National has to date generally honored its indemnity obligations by reimbursing Registrant for most of the costs and expenses for which National has been invoiced, Lafarge has recently repudiated its indemnity obligations. Registrant is currently evaluating whether it needs to file suit against Lafarge in order to enforce its rights under the indemnity.

      Registrant has been advised that National and Lafarge have reached an agreement to share cleanup responsibilities. This agreement settled a lawsuit between National and Lafarge. Registrant believes that under this agreement Lafarge is responsible for cleanup of the industrial waste landfills, the diesel release and the chlorinated hydrocarbon plume.

      To date Registrant is not aware of any failure by Lafarge or National to comply with the orders of the Regional Water Board or to pursue the cleanup of the Additional Landfills as instructed by Regional Water Board staff. Registrant has not been ordered by the Regional Water Board to perform any of the investigative, characterization, remediation or removal activities. However, Registrant has been compelled to become involved in reviewing the investigative reports and cleanup recommendations made by Lafarge and its consultants and in monitoring the Regional Water Board proceedings and Lafarge's activities.

      Registrant believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. Publicly available financial information with respect to Lafarge indicates that it had a net worth of approximately $1.2 billion as of September 30, 1997. National and its parent/guarantor are subsidiaries of a large French company, and so far as Registrant is aware, no separate financial statements are publicly available with respect to either company. However, Registrant has held discussions with National which indicate sufficient resources are available to satisfy any reasonably likely obligations relating to the above matters. Thus, Lafarge and National appear not to have violated any Regional Water Board orders and appear to have the financial strength to carry out any future orders that may be approved by the Regional Water Board. Therefore, Registrant believes that it is remote that any cleanup orders issued by the Regional Water Board will have a material effect on Registrant. If, however, National and Lafarge do not fulfill their cleanup responsibilities and Registrant is required at its own cost to perform the landfill, kiln dust, diesel release and underground plume remedial work likely to be mandated by the regulatory agencies, the amount of any such expenditure by Registrant could be material.

      As an unrelated matter, Registrant has recently become aware that soils contaminated by gasoline, diesel fuel, and heavy metals are present on the premises along the Interstate 5 corridor leased by Truckstops of America for a truck stop and gas station. Registrant has become actively engaged in the regulatory oversight activities of the Kern County Environmental Health Services Department, which has named Registrant as a secondarily responsible party with respect to the underground diesel storage tanks that have leaked, and of the Central Valley Regional Water Quality Control Board. Registrant has demanded the cleanup of the contaminated soils. This demand has been made on the current tenant, the company that owns all Truckstops of America truck stops nationally, the former tenant, and the guarantors of the lease, Standard Oil Company of Ohio and BP Oil & Exploration, Inc. Registrant has entered into settlement discussions with the foregoing parties, all potential defendants, is currently working with them on a jointly approved investigation plan, and is hopeful that this dispute can be resolved without resorting to litigation. Because of the financial strength of Standard Oil Company of Ohio and BP Oil & Exploration, Inc., Registrant believes it is remote that this matter will have a material effect on Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders

      1.    1998 Stock Incentive Plan.

      2.    Non-Employee Director Stock Incentive Plan.

      The above are covered in the definitive Proxy Statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1998 Annual Meeting of Stockholders. Refer to "Approval of 1998 Stock Incentive Plan", "Approval of Non-Employee Director Stock Incentive Plan", and Appendices A and B of Proxy Statement.

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

                                  1997                    1996


 Quarter                    High         Low        High         Low
 First                       18          14        16-7/8      14-1/4

 Second                      19        15-1/8      19-1/4      15-3/8

 Third                       45        17-3/4        18        15-1/4
 Fourth                    33-3/4      23-7/8        17          14

      As of March 11, 1998, there were 750 owners of record of Registrant's Common Stock.

      Registrant paid cash dividends of $.05 per share in each of the years 1997 and 1996. Two and one-half cents per share was paid in June and December of each year.

Item 6.   Selected Financial Data.

                            Years Ended December 31
                       (In thousands of dollars, except
                              per share amounts)

                      1997         1996        1995      1994      1993

Operating Revenues,
Including Interest
Income               $40,986(1)    $18,960   $19,554     $16,943   $19,535

Net Income             3,032(1)      1,685       434(2)    1,527     2,972(3)

Total Assets          63,693        47,369    45,203      44,920     47,111

Long-term Debt         3,925         1,800     1,800       1,950      3,550

Income Per Share         .24(1)        .13       .03(2)      .12        .23(3)
Cash Dividends
Declared and Paid Per
Share                   0.05          0.05      0.05        0.05       0.05

      (1) Includes receipt of one time payment of $2,050,000 ($1,353,000 net of tax, or $.11 per share) from a pipeline company for the acquisition of easement rights.

      (2) Net income from continuing operations was reduced by $400,000 ($240,000 after tax or $.02 per share) due to the charge-off of almond trees destroyed by 1995 winter storms.

      (3) Net income from continuing operations was enhanced by the recognition of a $1,054,000 ($632,000 after tax or $.05 per share) refund from a local water district.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that are subject to many uncertainties and may turn out not to be accurate. These forward-looking statements are subject to factors beyond the control of the Company (such as weather and market forces) and with respect to the Company's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that actual future events will be consistent with the forward-looking statements made in this Annual Report.

Results of Operations

      As reflected in the accompanying financial statements, net income was $3,032,000 in 1997, $1,685,000 in 1996, and $434,000 in 1995.

      Net income for 1997 increased when compared to 1996 due to higher operating profits within the Livestock Division and increased easement sales within the Real Estate Division.

      Net income for 1996 increased when compared to 1995 due to improved operating profits within the Livestock, Farming, and Real Estate Divisions. Changes in revenues and expenses of Registrant's industry segments for years 1997 and 1996 are summarized below.

Livestock. Livestock net operating income of $1,499,000 in 1997 was an increase of $1,087,000 when compared to 1996 net operating income. The growth in net operating income is due primarily to an increase in cattle sales revenue ($5,972,000) and net operating income provided by the cattle feedlot that was purchased early in 1997 ($801,000). These favorable variances were partially offset by an increase in cost of sales on cattle sold of approximately $5,386,000. Cattle sales revenue grew during 1997 due to an increase in volume of cattle sold and higher prices on the cattle sold.
During 1997, 3,115 additional head of cattle were sold and the weights at which the cattle were sold averaged approximately 300 pounds per head greater than in 1996. Cost of sales increased due to owning the cattle for longer periods of time during 1997 than in past years. Registrant, with the purchase of the feedlot, has changed its operating procedures and is holding and owning the cattle through the feeding phase in order to have more direct control over the quality of beef the cattle are producing. By holding the cattle for a longer period of time, the weights on the cattle will increase and Registrant will receive more for the animal but the cost of sales also increases due to the costs of feeding for the additional period of ownership.

      Registrant continued to use the futures and options markets to protect the future selling price of cattle and purchase prices of feed. Without the ability to hedge cattle and feed positions, Registrant would have sustained a net loss on the sale of its cattle during 1996. During 1997, due to the increase in cattle prices throughout most of the year, Registrant recognized approximately $360,000 in losses on hedge positions. Gains on hedge positions totaled approximately $578,000 during 1996. Many of these gains were due to the continuing decline of cattle prices during 1996, especially during the first half of 1996. Registrant's goal in hedging its cattle and feed costs is to protect or create a range of selling prices and feed prices that in years like 1996 and 1995, allow Registrant to recognize a profit on the sale of cattle once all costs are deducted. The risk in hedging cattle prices is that in those years that prices increase the hedge may limit or cap potential gains from the increase in price or can add additional costs for feed if grain prices fall dramatically.

      Cattle prices improved throughout 1997 until late 1997 and early 1998 when the impact of the Asian financial crisis hit the cattle commodity markets. With beef being the largest dollar agricultural export and Asia receiving much of the beef exported, prices fell significantly during December 1997 through February 1998. Not only have prices declined in the beef market, but prices for hides, which are used in the production of leather, have also declined. Hide prices have declined almost 30% over this time period. It is anticipated that prices later in 1998 will improve when compared to current levels due to fewer head of cattle being in feedlots for sale. The increase in prices is expected to be less than would normally be expected due to the economic problems in Asia. Overall, Registrant believes it will see lower prices during 1998, which will impact cattle sales revenues.

      On March 10, 1997, Registrant purchased the assets of a feedlot that is located in western Texas. Registrant will operate this feedlot for its use as well as that of other customers who want to feed cattle. The feedlot was purchased for $3.5 million, has a cattle head capacity of 35,000 and covers approximately 650 acres. Registrant believes that by controlling the feeding phase of its cattle before sending them to packing houses, a better quality product will be produced providing higher margins to Registrant. During 1997, the feedlot produced approximately $14,000,000 in revenues and a net operating profit of $801,000. Registrant believes that the revenues generated by the
new feedlot operation will continue to be material to future earnings.   In
connection with the purchase of the feedlot Registrant began a program in 1997 to expand the cattle herd. At December 31, 1997 Registrant had 30,975 head of cattle, which is approximately 16,000 head more than in 1996. This will allow Registrant to provide additional cattle for the feedlot operation and
potentially increase the earnings from its cattle operations.   Registrant is
also becoming involved in a strategic alliance with other select producers and a packer to produce a high-grade beef product to be sold to steak restaurants and higher end grocery stores. The strategic alliance was formed in order for the producers of cattle to gain higher margins on the beef they produce and sell.

      Livestock operating profits of $412,000 in 1996, grew $371,000 when compared to 1995 operating profits. The growth in operating profits is due to a decrease in cost of sales ($2,553,000) which was partially offset by reduced cattle sales revenue ($2,091,000). Cost of sales declined during 1996 due to cattle being placed in feedlots for periods of time shorter than in 1995 and to better grazing conditions during 1996. During 1995, Registrant delayed the sale of approximately 7,000 head of cattle from May 1995 to October 1995 and placed these cattle in feedlots during the summer months of 1995. The expense associated with four extra months of feedlot costs during 1995 is the primary reason for the favorable 1996 cost of sales variance. The reduction in cattle sales revenue is due primarily to fewer pounds of cattle being sold in 1996 than in 1995. During 1996, more head of cattle were sold, 10,527 head of cattle compared to 9,551 head of cattle in 1995, but at weights which were approximately 370 pounds per head less than in 1995 when cattle were held in feedlots for four extra months. As in 1995 cattle prices per pound continued to be depressed throughout 1996.

      See Part I, Item 1 -"Business-Livestock Operations" for a further discussion of Registrant's livestock operations for 1997 and future expectations.

Farming. Farming operating profits of $2,627,000 in 1997 are $507,000 less than 1996 operating profits. The decline in 1997 operating profits is due to a drop in almond revenues ($1,069,000), lower walnut revenues ($377,000) and higher cultural costs ($940,000). These unfavorable variances were partially offset by increased grape revenues ($980,000), the receipt in 1997 of revenues associated with the 1996 crop ($693,000) and lower fixed water costs ($240,000).

      The decrease in almond revenues during 1997 was due to a decrease in production of 12% when compared to 1996 and a decrease in prices of approximately 47%. Registrant's production fell during 1997 due to the timing of rains and cold weather during the critical pollination period. Prices declined due to the California almond industry producing a near record crop. Walnut revenues declined due to a 39% drop in production during 1997. The decline in walnut production was due primarily to below normal chilling hours that are required by walnut trees for adequate dormancy during the winter months. Grape revenues increased primarily due to an increase in production of 29% when compared to 1996. Production increased due to favorable summer weather. The additional revenue received in 1997 related to the 1996 harvest was due to 1996 final market prices for grapes and almonds being higher than originally forecasted by the grape and almond industries. Cultural costs increased due to higher chemical costs, expenses associated with crops coming into production that were capitalized in prior years and increased harvest costs due to the high grape production.

      Overall 1997 crop revenues were higher than expected due mainly to higher wine grape production and the receipt in 1997 of revenues associated with the 1996 crop. Almond, walnut, and pistachio demand is expected to remain good during 1998 and the near future. Industry expectations are that statewide nut crop yields should continue to improve, which may negatively impact prices. In addition, industry projections show a continuation of new almond and pistachio plantings that could impact prices once full production begins. Registrant's 1998 almond crop as well as the crops of other producers within California may be negatively impacted by the winter rain and winds caused by "El Nino" storms during February 1998 and March 1998 that arrived during the critical bee pollination period. This potential decline in production could help stabilize prices on almonds at current levels. In 1996 Registrant signed a five year contract with a winery that provides the better of a minimum price or market price for grapes each year. This contract is beneficial to the Registrant because it helps minimize future price fluctuations. Within the grape industry there continues to be new land developed, which could depress prices in the future once all new developments are in full production. Pricing pressure on grapes did begin during 1997 due to high industry production and should continue into 1998. All of Registrant's crops are particularly sensitive to the size of each year's world
crop.  Large crops in California and abroad can rapidly depress prices.   For
a further discussion of the 1997 farming year refer to Part I, Item 1 - "Business - Farming Operations".

      Farming operating profits increased $1,323,000 in 1996 to $3,134,000, which was a 73% increase over 1995 operating profits. In comparison to 1995, net operating income increased due to higher pistachio revenues ($608,000), higher grape revenues ($434,000), higher almond revenues ($127,000), and the charge-off of destroyed almond trees of $400,000, which occurred during 1995. Partially offsetting these favorable variances was an increase in fixed water costs of $168,000 and in cultural costs of $152,000. The increase in cultural costs was primarily due to higher harvesting costs.

      Grape revenues grew $434,000 in 1996 due to increases in prices. On average the price received by Registrant increased approximately $61.00 per ton of grapes. The almond revenue increase during 1996 was due to a 13% increase in production. The increase in production was partially offset by almond prices falling 7% when compared to 1995 prices. Pistachio revenues were $608,000 higher in 1996 due to an increase in production. Pistachio production increased approximately 157% because 1996 was the "on" production year in the alternate year bearing cycle. Walnut revenues increased $51,000 during 1996 due to prices rising approximately 8% during 1996.

Resource Management. Resource Management net operating income of $1,328,000 in 1997 was $28,000, or 2% below 1996 net operating income. The decrease in net operating income during 1997 was due to lower revenues from oil and gas royalties, increases in professional service fees and an increase in staffing costs. These unfavorable variances were partially offset by increased sand/rock aggregate royalties, cement royalties, and game management permits. Oil and gas royalties declined due to lower prices for crude oil within California and the continuing decline of oil exploration activities on ranch lands. Professional service fees and staffing costs increased due to the ongoing monitoring of the activities of oil and gas lessees and monitoring of environmental activities at the National Cement lease site. Sand/rock and cement royalties increased during 1997 due to the growth of construction within Southern California and Kern County. Game management permit revenues increased due to an expansion of services offered and an increase in hunting programs. The Resource Management division has been very profitable over the last several years. However, oil and gas royalties are expected to be adversly affected over the next few years by the fact than little or no new oil and gas exploration is taking place on Registrant's lands and oil prices during early 1998 are at the lowest levels in 18 years. Registrant does expect royalties from cement production to grow over the next few years due to increased construction activity and to the cement manufacturing plant being
renovated and production capacity being increased.   See Part I, Item 1 -
"Business - Resource Management", for a further discussion of 1997 activities and future expectations.

      Resource Management operating profits of $1,356,000 in 1996 were $115,000, or 9% greater than 1995 operating profits. The increase in operating profits during 1996 was primarily due to the growth of filming location fees and higher oil and gas royalties and cement royalties. These increases were partially offset by lower sand/rock aggregate royalties and increased professional service fees. Filming location fees increased due to a much more aggresive marketing program which increased the number of films and commercials that used Registrant's lands for location film shoots. Oil and gas royalties increased due to an increase in oil prices throughout 1996, and cement royalties were higher due to increases in production because of the growth in construction within Southern California. Sand/rock royalties declined due to winter weather during early 1996 which delayed the start of several construction projects. Professional service fees increased due to the monitoring of environmental activities at the National Cement site.

Real Estate. Real Estate operating profits of $1,003,000 in 1997 is a $1,844,000 increase when compared to 1996's operating loss. The increase during 1997 is due primarily to the receipt of a one time payment of $2,050,000 ($1,353,000 net of tax) in revenue from a pipeline company for the acquisiton of easement rights. This increase is partially offset by higher professional service and planning fees ($154,000) and higher staffing costs ($75,000). Professional service fees increased due to market evaluations being conducted to determine the feasibility of developing a destination land use at Grapevine Center and a rural ranch estates program. Staffing costs increased due to the hiring of a new Vice President of Real Estate. See Part I, Item 1, "Business - Commercial and Land Use" and Part I, Item 2, "Properties - Land Planning", for a further discussion of 1997 and 1998 activity and future planning activities.

      The 1996 operating loss of $841,000 was a $421,000 improvement over 1995's operating loss of $1,262,000. The improvement in 1996 was due to a decrease in professional service fees ($573,000) and a gain from the sale of land ($184,000). Partially offsetting the above favorable variances was an increase in fixed water costs of $325,000. Registrant's commercial lease revenue during 1996 was flat when compared to 1995 lease revenues. Professional service fees declined due to the timing of planning activities on Registrant's lands related to the Interstate 5 corridor and the absence of any costs during 1996 related to the proposed major crude oil pipeline through Registrant's land. The costs associated with the pipeline were incurred during 1995. Fixed water costs grew due to the transfer of additional state water project water that can be used in the future for municipal and industrial uses. In addition to the cost of this additional water, a local water district charged Registrant for costs related to a water banking program.

      Interest. Interest income declined to $1,159,000 during 1997 from $1,308,000 in 1996 due to a $3,000,000 reduction in funds invested. Investment funds declined due to the purchase of the feedlot, capital expenditures, an increase in the cattle herd, and the payment of dividends.

      Interest income in 1996 fell $66,000, or 5%, when compared to 1995 interest income. The reduction during 1996 is due primarily to lower average invested dollars throughout 1996 when compared to 1995. On average $20.3 million was invested during 1996 while $21.3 million was invested during 1995. Investment funds declined due to capital expenditures and the payment of dividends.

      Interest expense for 1997 was $747,000, an increase of $452,000 over 1996. The growth in interest expense was due to the addition of long-term debt associated with the purchase of the cattle feedlot ($2,375,000 outstanding) and the short-term funding of the growth in the cattle herd. The feedlot also borrows on a short-term basis to provide cattle and feed financing for its outside customers. The cost of this borrowing approximates the bank's prime interest rate. The feedlot then charges its customers the national prime interest rate plus one to one and one-half percent for any financings it does. See Note 5 to the Audited Consolidated Financial Statements for a further discription of short-term and long-term debt.

      Interest expense declined in 1996 to $295,000 from $436,000 in 1995. Interest expense during 1996 was attributable to the remaining balance of long-term debt used to finance Registrant's 758-acre almond and 897-acre wine grape developments, which were developed in 1981, and use of Registrant's working capital line of credit. The increase in expense during 1995 was due to Registrant increasing the usage of short-term lines of credit which became necessary because of delays in the sale of cattle and the timing of 1995 crop proceeds.

Corporate Expenses.   Corporate expenses for 1997 were $2,346,000, an increase
of $80,000 when compared to 1996 corporate expenses. The increase is due to higher professional service charges and staffing costs. Staffing costs increased due to to the fact that Registrant's new Chief Executive Officer joined Registrant in May 1996 and served the full year of 1997. Professional service fees increased due to costs associated with consulting contracts with an investment banking firm.

      Corporate expenses for 1996 were $220,000, or 11%, higher than corporate expenses for 1995. The increase in costs is primarily due an increase in staffing costs ($122,000) and employee relocation costs ($108,000). These variances were partially offset by a reduction in professional service fees ($85,000). The increase in staffing costs and relocation costs was primarily related to the hiring of a new Chief Executive Officer in May 1996.

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

Impact of Accounting Change. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Accordingly, Registrant plans to adopt SFAS No. 130 and SFAS No. 131 with the fiscal year beginning January 1, 1998. SFAS No. 130 and SFAS No. 131 do not have any impact on the financial results or financial condition of Registrant, but will result in the disclosure of the components of comprehensive income.

Impact of Year 2000. During early 1997, Registrant completed the conversion to new accounting and financial software that identifies the date by using four digits for the year. Registrant at this time believes that the new software installed will eliminate its internal exposure to Year 2000 problems.


      Registrant is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which Registrant's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. No assurances can be given that the systems of other companies on which Registrant's systems rely will be timely converted and will not have an adverse effect on the Registrant's systems.

Financial Condition. Registrant's cash, cash equivalents and short-term investments totaled approximately $18,165,000 at December 31, 1997, a decrease of 13% from the corresponding amount at the end of 1996. Working capital at the end of 1997 was $24,518,000, which is comparable to 1996's working capital. Working capital uses during the year were for capital expenditures, expansion of the cattle herd, purchase of the cattle feedlot and the payment of dividends. Registrant has a revolving line of credit of $6,000,000 that as of December 31, 1997, had a balance of $5,897,000 bearing interest at the rate of 8.25%. Registrant also has an outstanding short-term borrowing with an investment banking firm with a balance of $4,827,000 at December 31, 1997 at an interest rate of 6.50%. The feedlot Registrant acquired also has a short-term revolving line of credit with a local bank for $4,000,000. The outstanding balance at December 31, 1997 was $1,231,000, with an interest rate approximating the Bank's prime lending rate of 8.25%. The revolving lines of credit are used as a short-term cash management tools and for the financing of customer cattle and feed receivables at the feedlot.

      The principal uses of cash and cash equivalents during 1997, 1996, and 1995 consisted of capital expenditures, expansion of the cattle herd, purchase of the cattle feedlot, purchase of land, payments of long-term debt and the payment of dividends.

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

      During 1998, $8,994,000 has been budgeted for capital expenditures, which includes new equipment and improvements to existing facilities. Registrant is currently expanding its farming operations with two new farming developments, will continue the expansion of the cattle herd, and is investing approximately $5.7 million in the infrastructure and off-site improvements related to the Travel Plaza joint venture and industrial park. These new projects will be funded from current cash resources and Registrant's excess borrowing capacity.

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


                                   PART III


Item 10.   Directors and Executive Officers of the Registrant.

      Information as to the directors of Registrant is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1998 Annual Meeting of Stockholders. Information as to the Executive Officers of Registrant is set forth in Part I, Item 1 under "Executive Officers of Registrant."

Item 11.   Executive Compensation.

      Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1998 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1998 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions.

      Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1998 Annual Meeting of Stockholders.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report:          Page Number

1.   Consolidated Financial Statements:

      1.1      Report of Independent Auditors            37

      1.2      Consolidated Statements of Financial
               Position - December 31, 1997 and 1996     38

      1.3      Consolidated Statements of Income -
               Years Ended December 31, 1997, 1996
               and 1995                                  40

      1.4      Consolidated Statements of Stockholders'
               Equity - Three Years Ended
               December 31, 1997                         41

      1.5      Consolidated Statements of Cash Flows -
               Years Ended December 31, 1997, 1996
               and 1995                                  42

      1.6      Notes to Consolidated Financial
               Statements                                43

2.    Supplemental Financial Statement Schedules:

               None.

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


      10.3     Lease Agreement for Mr. San Olen          **

      10.4     Asset Purchase Agreement dated
               March 10, 1997 for purchase of feedlot
               assets                                    ***

      10.5     Petro Travel Plaza Operating Agreement    62

      10.6     Amended and Restated Stock Option
               Agreement Pursuant to the 1992
               Employee Stock Incentive Plan             114

      10.7     Severance Agreement                       123

      10.8     Director Compensation Plan                135

      10.9     Non-Employee Director Stock
               Incentive Plan                            138

      10.9(1)Stock Option Agreement Pursuant
               to the Non-Employee Director
               Stock Incentive Plan                      142

      10.10    1998 Stock Incentive Plan                 148

      10.10(1)Stock Option Agreement Pursuant
                to the 1998 Stock Incentive Plan         153

      10.11    Employment Contract - Robert L. Stine     160

      22       List of Subsidiaries of Registrant        166

      23       Consent of Ernst & Young LLP              167

      27       Financial Data Schedule (Edgar)           168

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

      *** This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under item 14 to Registrant's Annual Report on Form 10-K for year ended December 31, 1996, is incorporated herein by reference.

(d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TEJON RANCH CO.

DATED:  March 20, 1998              BY:
                                            Robert A. Stine
                                            President and Chief Executive
Officer
                                    (Principal Executive Officer)



DATED:  March 20, 1998                      BY:
                                            Allen E. Lyda
                                            Vice President, Finance &
Treasurer
                                            (Principal Financial and
                                             Accounting Officer)




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Name                 Capacity             Date


                           Director             March 23, 1998
Otis Booth, Jr.

                           Director             March 23, 1998
Craig Cadwalader

                           Director             March 23, 1998
Dan T. Daniels

                           Director             March 23, 1998
Rayburn S. Dezember

                           Director             March 23, 1998
Robert F. Erburu

                           Director             March 23, 1998
Clayton W. Frye, Jr.

                           Director             March 23, 1998
Donald Haskell

                           Director             March 23, 1998
Norman Metcalfe

                           Director             March 23, 1998
Robert Ruocco

                           Director             March 23, 1998
Robert A. Stine

                           Director             March 23, 1998
Martin Whitman

                           Director             March 23, 1998
Phillip L. Williams




                          Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2),(c) and (d)

        List of Financial Statements and Financial Statement Schedules

                             Financial Statements

                               Certain Exhibits

                         Year Ended December 31, 1997

                                Tejon Ranch Co.

                               Lebec, California











                       Form 10-K - Item 14(a)(1) and (2)

                       Tejon Ranch Co. and Subsidiaries

        Index to Financial Statements and Financial Statement Schedules


ITEM 14(a)(1) - FINANCIAL STATEMENTS

The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:
                                                                  Page
      Report of Independent Auditors                              37
      Consolidated Balance Sheets -
        December 31, 1997 and 1996                                38
      Consolidated Statements of Income -
        Years Ended December 31, 1997, 1996 and 1995              40
      Consolidated Statements of Stockholders' Equity -
        Three Years Ended December 31, 1997                       41
      Consolidated Statements of Cash Flows -
        Years Ended December 31, 1997, 1996 and 1995              42
      Notes to Consolidated Financial Statements                  43

ITEMS 14(a)(2) - FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.




                        Report of Independent Auditors



Stockholders and Board of Directors
Tejon Ranch Co.

We have audited the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                ERNST & YOUNG LLP


Los Angeles, California
February 11, 1998



                       Tejon Ranch Co. and Subsidiaries

                          Consolidated Balance Sheets


                                                        December 31
                                                          1997         1996
 Assets
 Current assets:
   Cash and cash equivalents                     $     976,000$     693,000
   Marketable securities                            17,189,000   20,127,000
   Accounts receivable                               8,448,000    4,303,000
   Inventories                                      12,222,000    3,430,000
   Prepaid expenses and other current assets         1,659,000    1,319,000

 Total current assets                               40,494,000   29,872,000


 Property and equipment, net                        21,778,000   16,270,000

 Other assets:
   Breeding herd, net of accumulated
 depreciation of $134,000 in                         1,147,000    1,054,000
     1997 and $133,000 in 1996
   Other assets                                        274,000      173,000
                                                     1,421,000    1,227,000

 Total assets                                      $63,693,000  $47,369,000

See accompanying notes.



                                                      December 31

                                                       1997              1996

Liabilities and Stockholders' equity
Current liabilities:
  Trade accounts payable                       $ 2,889,000         $  488,000
  Other accrued liabilities                         390,000           569,000
  Current deferred income                           292,000           265,000
  Income taxes payable                                  ---           856,000
  Short-term note                                11,955,000         2,808,000

  Current portion of long-term debt                 450,000           200,000
Total current liabilities                        15,976,000         5,186,000

Long-term debt, less current portion              3,925,000         1,800,000

Deferred income taxes                             3,304,000         2,651,000

Commitments and contingencies

Stockholders' equity:
  Common Stock, $.50 par value per share:
    Authorized shares - 30,000,000

    Issued and outstanding shares -
       and 12,682,244 in 1996                     6,343,000         6,341,000
  Additional paid-in capital                        385,000           387,000
  Unrealized gains on available-for-sale
    securities, net of taxes                        109,000             7,000
  Defined benefit plan-funding                           ---         (256,000)
adjustment, net of taxes
  Retained earnings                              33,651,000        31,253,000

Total stockholders' equity                       40,488,000        37,732,000
Total liabilities and stockholders'             $63,693,000       $47,369,000
See accompanying notes


                       Tejon Ranch Co. and Subsidiaries

                       Consolidated Statements of Income

                                                    Year Ended December 31
                                                  1997              1996              1995
 Revenues:

   Livestock                              $ 24,555,000       $ 4,573,000       $ 6,748,000
   Farming                                   9,173,000         9,107,000         7,973,000
   Resource Management                       2,696,000         2,508,000         2,188,000
   Real Estate                               3,403,000         1,464,000         1,271,000
   Interest income                           1,159,000         1,308,000         1,374,000
                                            40,986,000        18,960,000        19,554,000


 Costs and expenses:
   Livestock                                23,056,000         4,161,000         6,707,000
   Farming                                   6,546,000         5,973,000         6,162,000
   Resource Management                       1,368,000         1,152,000           947,000
   Real Estate                               2,400,000         2,305,000         2,533,000
   Corporate expenses                        2,346,000         2,266,000         2,046,000

   Interest expense                            747,000           295,000           436,000
                                            36,463,000        16,152,000        18,831,000
 Income before income taxes                  4,523,000         2,808,000           723,000
 Income taxes                                1,491,000         1,123,000           289,000
 Net income                                $ 3,032,000       $ 1,685,000      $    434,000


 Net income per share, basic                     $0.24             $0.13             $0.03
 Net income per share, diluted                   $0.24             $0.13             $0.03


 See accompanying notes.


                       Tejon Ranch Co. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                      Three years ended December 31, 1997


                                Additional  Unrealized  Benefit Plan
                       Common     Paid-In      Gains       Funding     Retained
                        Stock     Capital    (Losses)    Adjustment    Earnings        Total

 Balance,  January
 1, 1995               $6,341,000$387,000     $(372,000)         ---  $30,402,000   $36,758,000


   Net income                 ---     ---           ---          ---      434,000       434,000
 Cash dividends
 paid- $.05 per
 share                        ---     ---           ---          ---     (634,000)     (634,000)

 Change in
 unrealized gains
 (losses) on                  ---     ---       411,000          ---          ---       411,000
 available-for-sale
 securities, net of
 a  tax benefit of
 $164,000

 Balance December
 31, 1995               6,341,000 387,000        39,000          ---   30,202,000    36,969,000
   Net income                 ---     ---           ---          ---    1,685,000     1,685,000

 Cash dividends
 paid-                        ---     ---           ---          ---     (634,000)     (634,000)
   $.05 per share

 Defined benefit
 plan funding                 ---     ---           ---     (256,000)         ---      (256,000)
 adjustments,net of
 taxes of $170,000
 Changes in
 unrealized gains
 (losses) on                  ---     ---       (32,000)         ---          ---       (32,000)
 available-for-sale
 securities, net of
 taxes of $21,000

 Balance December       6,341,000 387,000         7,000     (256,000)  31,253,000    37,732,000
 31, 1996

   Net Income                 ---     ---           ---          ---    3,032,000     3,032,000
 Cash dividends
 paid-
   $.05 per share             ---     ---           ---          ---     (634,000)     (634,000)

 Defined benefit
 plan funding                 ---     ---           ---      256,000          ---       256,000
 adjustments, net
 of taxes of
 $170,000

 Changes in
 unrealized gains
 (losses) on                  ---     ---       102,000          ---          ---       102,000
 available-for-sale
 securities, net of
 taxes of $73,000

 Exercise of stock          2,000  (2,000)          ---          ---          ---           ---
 options
 Balance, December     $6,343,000 $385,000   $  109,000   $      ---  $33,651,000   $40,488,000
 31,1997


 See accompanying notes.

                       Tejon Ranch Co. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                                    Year ended December 31
                                                  1997              1996              1995

 Operating activities
 Net income                              $  3,032,000      $  1,685,000       $   434,000
 Items not affecting cash:

   Depreciation and amortization            1,729,000         1,221,000         1,017,000
   Deferred income taxes                      585,000           134,000          (196,000)

   (Gains) losses on sales of                   3,000                ---           (7,000)
   investments

   Current deferred income                     27,000          (208,000)           71,000
 Changes in certain current assets
   and current liabilities:

   Accounts receivable                     (4,145,000)          184,000        (2,362,000)
   Inventories                             (8,434,000)         (603,000)          301,000
   Prepaid expenses and other                (100,000)          (93,000)           57,000
   current assets

   Trade accounts payable and other         2,222,000          (355,000)         (251,000)
   accrued liabilities
   Income taxes payable                      (856,000)          592,000          (292,000)
 Net cash provided by (used in)            (5,937,000)        2,557,000        (1,228,000)
 operating activities
 Investing activities
 Acquisition of Champion Feeders           (3,874,000)               ---               ---
 Maturities of marketable                   8,415,000         9,859,000         8,754,000
 securities
 Funds invested in marketable              (5,310,000)       (9,784,000)       (4,657,000)
 securities
 Net change in breeding herd                 (174,000)         (168,000)         (125,000)
 Property and equipment                    (3,600,000)       (2.343,000)       (3,263,000)
 expenditures
 Net book value of property and                    ---              ---           528,000
 equipment disposals
 Other                                       (125,000)           36,000           (24,000)
 Net cash provided by (used in)            (4,668,000)       (2,400,000)        1,213,000
 investing
 Financing activities
 Proceeds from revolving line of           30,435,000        15,824,000         9,792,000
 credit
 Payments on revolving line of            (21,288,000)      (14,698,000)       (9,017,000)
 credit
 Borrowing of long-term debt                2,500,000               ---         2,000,000
 Repayments of long-term debt                (125,000)              ---        (2,150,000)
 Cash dividends paid                         (634,000)         (634,000)         (634,000)
 Net cash provided by (used in)            10,888,000           492,000            (9,000)
 financing activities
 Increase (decrease) in cash and              283,000           649,000           (24,000)
 cash equivalents
 Cash and cash equivalents at                 693,000            44,000            68,000
 beginning of year
 Cash and cash equivalents at end        $    976,000      $    693,000       $    44,000
 of year

 See accompanying notes

                       Tejon Ranch Co. and Subsidiaries

                  Notes to Consolidated Financial Statements

                               December 31, 1997

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

Credit Risk

The Company grants credit to customers, principally large cattle purchasers, feedlot customers, co-ops, wineries, nut marketing companies, and lessees of Company facilities, all of which are located in California. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral.

During 1997, 1996 and 1995 the following customers accounted for more than 10% of the Company's consolidated revenues, Golden State Vintners (14% in 1997, 21% in 1996, and 18% in 1995), Harris Ranch (18% in 1996), and Timmerman Cattle (26% in 1995).

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

Commodity Contracts Used to Hedge Price Fluctuations

The Company enters into futures and option contracts to hedge its exposure to price fluctuations on its stocker cattle and its cattle feed costs. The goal of the Company is to protect or create a future price for its cattle and feed that will provide a profit once the cattle are sold and all costs are deducted. Realized gains, losses, and costs associated with closed contracts are included in prepaid assets and are recognized in cost of sales expense at the time the hedged cattle are sold or feed is used.

Property and Equipment

Property and equipment accounts are stated on the basis of cost, except for land acquired upon organization in 1936 which is stated on the basis (presumed to be at cost) carried by the Company's predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various
assets.   Buildings and improvements are depreciated over a 10 year to 27.5 year life. Machinery and equipment is depreciated over a 3 year to 10 year life depending on the type of equipment. Vineyards and orchards are generally depreciated over a 20 year life with irrigation systems over a 10 year life. Oil, gas and mineral reserves have not been appraised, so no value has been assigned to them.

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

At the time crops are harvested and delivered to buyers and revenues are estimatable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company's fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue $693,000 in 1997, decreased farming revenue $129,000 in 1996, increased farming revenue by $124,000 in 1995.

The California Almond Board has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace. At December 31, 1997, 1996 and 1995, no such withholding was mandated.

Net Income Per Share

Effective December 31, 1997, the Company adopted SFAS 128 "Earnings Per Share" which replaced primary and fully diluted earnings per share with basic and diluted earnings per share.
Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the year (12,683,497 in 1997,12,682,244 in 1996 and 12,682,244 in 1995). Diluted net income per share is based upon the weighted average number of shares of common stock outstanding, and the average shares outstanding assuming the issuance of common stock for stock options using the treasury stock method (12,726,729 in 1997, 12,683,760 in 1996, and 12,684,105 in 1995). The weighted average of dilutive stock options were 43,232 in 1997, 1,516 in 1996, and 1,861 in 1995.

In March 1992, the Company's Board of Directors adopted the 1992 Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of the Company's common stock to employees, advisors, and consultants of the Company. Since the adoption of the Plan, the Company has granted options to purchase 179,000 shares at a price equal to fair market value at date of grant.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. SFAS No. 121 had no impact on the Company's consolidated financial position and results of operations in the current year.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 1997, 1996 or 1995.

Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131" Disclosure about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt SFAS No. 130 and SFAS No. 131 with the fiscal year beginning January 1, 1998. SFAS No. 130 and SFAS No. 131 do not have any impact on the financial results or financial condition of the Company, but will result in the disclosure of the components of comprehensive income.

2.    Marketable Securities

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

The following is a summary of available-for-sale securities at December 31:

                                     1997                           1996
                                       Estimated Fair                  Estimated Fair
                              Cost          Value          Cost            Value

Marketable securities:
  U.S. Treasury
    and agency
    notes                    $9,770,000     $9,947,000    $13,156,000       $13,158,000

  Corporate notes             7,237,000      7,242,000      6,960,000         6,969,000
                            $17,007,000    $17,189,000    $20,116,000       $20,127,000


As of December 31, 1997, the cumulative fair value adjustment to stockholders' equity is an unrealized gain of $109,000, net of a tax expense of $73,000.
The Company's gross unrealized holding gains equal $220,000, while gross unrealized holding losses equal $38,000. On
December 31, 1997, the average maturity of U.S. Treasury and agency securities was one year and corporate notes was 1.7 years. Currently, the Company has no securities with a weighted average life of greater than five years. During 1997, the Company recognized losses of $3,000 on the sale of $2.0 million of securities, carried at historical cost adjusted for amortization and accretion. There were no sales of securities during 1996.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company's investments in corporate notes are with companies with a credit rating of A or better.

3.    Inventories

Inventories at December 31, 1997 and 1996 consist principally of cattle held for sale.

4.    Property and Equipment

Property and equipment consists of the following at December 31:

                                                         1997            1996
 Land and land improvements                         $   4,040,000      $  3,877,000

 Buildings and improvements                            10,875,000         7,639,000
 Machinery, water pipelines, furniture, fixtures,
 and other equipment                                    6,480,000         4,254,000
 Vineyards and orchards                                16,478,000        15,068,000

                                                       37,873,000        30,838,000
 Less allowance for depreciation                      (16,095,000)      (14,568,000)
                                                     $ 21,778,000      $ 16,270,000

5.    Line of Credit and Long-Term Debt

The Company may borrow up to $6,000,000 on a short-term unsecured revolving line of credit at interest rates approximating the bank's prime rate (8.25% at December 31, 1997). The revolving line expires in September 1999. At December 31, 1997, there was $5,897,000 of outstanding debt under the line of credit agreement. The Company also has an outstanding short-term borrowing with an investment banking company, with an outstanding balance of $4,827,000 at December 31, 1997, at an interest rate of 6.50%. The Company's acquired feedlot also has a short-term revolving line of credit with a local bank for $4,000,000. The outstanding balance at December 31, 1997 was $1,231,000, with the interest rate approximating the bank's prime lending rate of 8.25%.

At December 31, 1996, the Company had outstanding short-term borrowing under a line of credit with a banking company. The short-term borrowing was in the amount of $2,808,000 at an interest rate of 8.25%.

Long-term debt consists of the following at December 31:

                                                        1997         1996
Notes payable to a bank                           $4,375,000    $2,000,000

Less current portion                                (450,000)     (200,000)
                                                  $3,925,000    $1,800,000

One note payable with an outstanding balance of $2,000,000 to a bank provides for interest at an average rate of 7.91% per annum, payable monthly, on amounts outstanding. Principal is payable in semi-annual installments of $100,000, with the remaining balance due December 31, 1999. Amounts borrowed under the agreement are unsecured.

The second note payable with an outstanding balance of $2,375,000 to a bank provides for interest at an average rate of 8.57% per annum, payable monthly, on amounts outstanding. Principal is payable quarterly in amounts of $62,500, with the remaining balance due
December 31, 2003. Amounts borrowed are secured by land and assets of the acquired feedlot.

The line of credit and long-term debt instruments listed above approximate fair value.

Interest paid approximated interest expense incurred for each of the three years in the period ended December 31, 1997.

Maturities of long-term debt at December 31, 1997 are $450,000 in 1998, $2,050,000 in 1999, and $250,000 per year for 2000 through 2002 and $1,125,000 thereafter.

6.    Common Stock and Stock Option Information

The Company has elected to follow Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employees', advisors', and consultants' stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The 1992 Stock Option Plan provides for the granting of options to purchase a maximum of 230,000 shares of the Company's common stock at 100% of the fair market value as of the date of grant. The compensation committee of the board of directors administers the plan. 179,000 options have been granted under the 1992 Stock Option Plan with 159,000 options at a grant price of $16 per share and 20,000 options at a grant price of $15 per share.

During 1996, 100,000 shares were granted at an exercise price of $17.88, which was the market price at the date of grant. These options have a ten-year period to exercise and vest over a one-to-five-year period from the date of grant. These options along with 59,000 options granted in 1992 at $20 per share were subsequently amended in 1997. On April 7, 1997 159,000 shares were amended to lower the previously existing exercise price to $16.00 per share, which was the market price at the amended date of grant. These options have a ten-year period to exercise and vest over a one-to-five-year period from the grant date. The exercise period and vesting period of these options run from the original grant date. The original grant date for 59,000 options is 1992 and 100,000 options have an original grant date of May 1, 1996.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997: Risk-free interest rate of 5.80%; dividend rate of .20%; volatility factor of the expected market price of the Company's common stock of .35; and a weighted average expected life of the options of five years from the option grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managements opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option plan.

For proposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                     1997              1996

 Pro forma net income          $      2,940,000  $      1,634,000

 Pro forma net income per                 $0.23             $0.13
 share, diluted

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                              1997                    1996
                                            Weighted-               Weighted-
                                             Average                 Average
                                            Exercise                Exercise
                                Options      Prices      Options     Prices

 Outstanding beginning of        179,000   $    17.84     93,000   $    17.70
 year

 Granted                         159,000        16.00    100,000        17.88
 Exercised                        (6,822)       15.33        ---          ---

 Forfeited                      (159,000)       18.66    (14,000)       11.88

 Outstanding end of year         172,178
                                           $    15.91    179,000   $    17.84

 Weighted-average fair
 value of options granted    $      6.34               $    6.31

The above options were exercised with a net 3,750 shares of common stock issued by the Company as 3,072 of the options were given back by the grantees as consideration for the exercise price of the options.

Exercise prices for options outstanding as of December 31, 1997 ranged from $15.00 to $16.00. The weighted-average remaining contractual life of those options is approximately six years.

7.    Commodity Contracts Used to Hedge Price Fluctuations

The Company uses commodity derivatives to hedge its exposure to price fluctuations on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and protect the Company against a disastrous cattle market decline. To help achieve this objective the Company uses both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. The Company continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with hedging for the Company is that hedging limits or caps the potential profits if cattle prices begin to increase dramatically or can add additional costs for feed if grain prices fall dramatically.

Payments received and paid related to outstanding options contracts are deferred in prepaid and other current assets and were approximately $12,000 at December 31, 1997. Futures contracts are carried off-balance sheet until the contracts are settled because there is no exchange of cash until settlement. Realized gains, losses, and costs associated with closed contracts are included in prepaid and other assets and will be recognized in cost of sales expense at the time the hedged stocker cattle are sold. At December 31, 1997 there was $181,000 of hedging costs associated with closed contracts included in prepaid and other assets. During 1997, the Company recognized approximately $360,000 in net losses from hedging activity as an increase in cost of sales. In 1996 and 1995, the Company recognized approximately $577,000 and $215,000, respectively, in net gains from hedging activity as a reduction in cost of sales.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 1997:

        Cattle Hedging                                            Estimated
       Activity Commodity                         Original        Fair Value     Estimated
         Future/Option                          Contract/Cost   at Settlement    Gain(Loss)
          Description          No. Contracts    (Bought) Sold     (Buy) Sell   at Settlement

  Corn futures bought              1,220         $ (3,637,000)   $ 3,346,000      $(291,000)
  1,000 bushels per contract

  Cattle options bought              50               (12,000)        38,000         26,000
  40,000 lbs. per contract

The above futures contracts and options contracts expire between February 1998 and September 1998. Estimated fair value at settlement is based upon quoted market prices at December 31, 1997.

8.    Income Taxes

The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The provision for income taxes consists of the following at December 31:

                                                  1997        1996        1995
Federal:

  Current                                   $ 691,000   $ 746,000   $ 176,000
  Deferred                                    486,000     106,000      70,000
                                            1,177,000     852,000     246,000

State:
  Current                                     182,000     248,000      65,000
  Deferred                                    132,000      23,000     (22,000)

                                              314,000     271,000      43,000
                                           $1,491,000  $1,123,000   $ 289,000

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:


                                             1997         1996          1995
Income tax at the statutory rate           $1,538,000    $955,000    $  246,000
State income taxes, net of Federal            123,000     179,000        29,000
benefit
Other, net                                   (170,000)   (11,000)        14,000

                                           $1,491,000 $1,123,000     $  289,000

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. The net current deferred asset is included with prepaid expenses and other assets on the statement of financial position. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

Deferred tax assets:                                 1997           1996
  Accrued expenses                                   $  126,000     $  147,000

  Prepaid revenues                                       44,000        147,000
  Other                                                  65,000         50,000
Total deferred tax assets                               235,000        344,000
Deferred tax liabilities:

  Depreciation and amortization                       1,458,000      1,460,000
  Involuntary conversion-land                         1,339,000        363,000
  Other                                                 507,000        828,000

Total deferred tax liabilities                        3,304,000      2,651,000
Net deferred tax liabilities                         $3,069,000     $2,307,000


The Company made net payments of income taxes of $1,317,000, $531,000 and $721,000 during 1997, 1996 and 1995, respectively.

9.    Operating Leases

The Company is lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $2,699,000 and $998,000, respectively, at
December 31, 1997. Income from commercial rents, included in real estate revenue was $985,000 in 1997, $928,000 in 1996, and $936,000 in 1995. Future
minimum rental income on noncancelable operating leases as of December 31, 1997 is: $1,035,000 in 1998, $921,000 in 1999, $830,000 in 2000, $826,000 in
2001, $826,000 in 2002, and $5,718,000 for years thereafter.

10.   Commitments and Contingencies

A total of 6,200 acres of the Company's land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 1998 are $1,300,000, whether or not water is available or is used. Minimum payments made under these contracts were approximately $1,215,000 in 1997, $1,277,000 in 1996, and $1,109,000 in
1995. Approximately 4,600 acres of these lands are subject to contingent assessments of approximately $817,000 to service water district bonded indebtedness, if water district revenues are insufficient to cover bond interest and redemptions when due.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to cleanup and abate an old industrial waste landfill site and the cement kiln dust pile on the leased premises. The cleanup order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National, and does not call for transporting the large piles offsite. Under both orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, both companies are required to indemnify the Company for any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and Lafarge, the Company believes that a material effect to the Company is remote at this time.

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

The following accumulated benefit information is as of December 31:

                                                           1997           1996
Accumulated actuarial present value of benefit
obligation, including vested benefits of $2,254,000
in 1997 and $2,060,000 in 1996                            $2,315,000     $2,084,000

Projected benefit obligation for service rendered to       2,820,000      2,466,000
date
Plan assets at fair value                                  2,323,000      1,947,000
Projected benefit obligation in excess of Plan assets       (497,000)      (519,000)

Items not yet recognized in earnings:
Unrecognized net gain from past experience different
from that assumed and effects of changes in                1,036,000      1,084,000
assumptions
Unrecognized net transition asset being amortized
over approximately 17 years                                 (118,000)      (138,000)
Adjustment required to recognize minimum liability               ---       (564,000)

Prepaid (accrued) pension cost                            $  421,000     $ (137,000)


In accordance with the provisions of Financial Accounting Standard No. 87, the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liabilities during 1996. The liability was offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 1996 was reported as a separate reduction of stockholders' equity, net of applicable deferred income taxes.

Plan assets consist of equity, debt, and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6.5% in 1997 and 1996. The expected long-term rate of return on plan assets was 7.5% in 1997 and 1996.

Total pension and retirement expense was as follows for each of the years ended December 31:

                                                     1997        1996       1995

  Cost components:

  Service cost-benefits earned during the period   $(81,000)  $(74,000)  $ (80,000)
  Interest cost on projected benefit obligation    (155,000)  (136,000)   (136,000)

  Actual return on plan assets                      543,000    (89,000)    305,000

  Net amortization and deferral                    (422,000)   214,000    (209,000)

  Total net periodic pension cost                 $(115,000)  $(85,000)  $(120,000)


12.   Business Segments

The Company operates principally in four industries: livestock, farming, resource management, and real estate use. The livestock segment includes the production and sale of beef cattle and operation of a feedlot. The farming segment involves those operations related to permanent crops, leasing farmland, and the supervision of farming activities. The resource management and the real estate segments collect rents and royalties from lessees of Company-owned properties, and the real estate operation entitles and develops Company-owned properties.

Information pertaining to the Company's business segments follows for each of the years ended December 31

                                        1997          1996          1995
Segment profits:
  Livestock                          $ 1,499,000   $   412,000      $ 41,000
  Farming                              2,627,000     3,134,000     1,811,000
  Resource management                  1,328,000     1,356,000     1,241,000
  Real Estate                          1,003,000      (841,000)   (1,262,000)
Segment profits                        6,457,000     4,061,000     1,831,000
Interest income                        1,159,000     1,308,000     1,374,000

Corporate expenses                    (2,346,000)   (2,266,000)   (2,046,000)
Interest expense                        (747,000)     (295,000)     (436,000)
Operating profit                     $ 4,523,000   $ 2,808,000    $  723,000

                                              Depreciation
                              Identifiable         and            Capital
                                 Assets       Amortization     Expenditures
1997

  Livestock                      $24,215,000      $  588,000        $4,109,000
  Farming                         10,176,000         737,000         1,287,000
  Resource management                363,000          21,000            25,000
  Real Estate                      5,933,000         328,000         1,571,000

  Corporate                       23,006,000          55,000            84,000
Total                            $63,693,000      $1,729,000        $7,076,000


1996
  Livestock                      $ 5,554,000      $  307,000         $  98,000

  Farming                         10,545,000         626,000         1,051,000
  Resource Management                259,000           1,000               ---
  Real Estate                      2,874,000         183,000           901,000
  Corporate                       28,137,000         104,000           293,000

Total                            $47,369,000      $1,221,000        $2,343,000


1995
  Livestock                      $ 5,533,000      $  303,000       $   270,000
  Farming                         10,370,000         477,000         2,287,000

  Resource Management                258,000           1,000               ---
  Real Estate                      2,713,000         133,000           557,000
  Corporate                       26,329,000         103,000           149,000

                                 $45,203,000      $1,017,000        $3,263,000


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

13.   Unaudited Quarterly Operating Results

The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):

                                         Segment        Net        Earnings
                            Total        Profit       Income        (Loss)
                         Revenue(1)      (Loss)       (Loss)     Per Share(2)
1997

  First quarter             $  3,037       $   (93)      $ (288)       $(0.02)
  Second quarter               6,265           251           (6)         0.00
  Third quarter               16,163         2,830        1,432          0.11

  Fourth quarter (3)          15,521         3,469        1,894          0.15
                             $40,986        $6,457       $3,032       $  0.24
1996

  First quarter              $ 1,518        $ (408)      $ (364)       $(0.03)
  Second quarter               4,312           416           57          0.01
  Third quarter                5,824         1,982          918          0.07

  Fourth quarter               7,306         2,071        1,074          0.08
                             $18,960        $4,061       $1,685       $  0.13

(1)   Includes interest income.

(2)   Earnings per share on a diluted basis.

(3) Includes receipt of one time payment of $2,050,000 ($1,353,000 net of tax or $.11 per share) from a pipeline company for acquisition of easement rights.

14.  Acquisition of Assets

On March 10, 1997, the Company completed the purchase of certain assets from Champion Feeders, Inc., a cattle feedlot company in western Texas. The assets purchased include land, a feed mill, cattle pins, office and shop buildings, and all rolling stock. No debt or material liabilities of Champion Feeders, Inc. were assumed in the purchase of these assets. The purchase price for these assets was $3.5 million plus inventory and other assets of $374,000, as of February 28, 1997 and has been accounted for as a purchase. The purchase price of assets was based upon a dollar value per head of capacity at the feedyard and the fair market value of assets purchased. The excess of the purchase price over the fair market value of tangible assets acquired was immaterial.

The purchase of these assets allows the Company to begin to meet its long-term objective of becoming more vertically integrated within the beef
industry.   The assets purchased allow the Company to own and operate a cattle feedyard operation in western Texas.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred as of January 1, 1997, and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results that may occur in the future. The pro forma information provided is for the year ended December 31:

                                                 1997              1996

 Pro forma Statement of Income

 Revenues                                       $43,646,000       $34,059,000
 Net Operating Income                             4,854,000         3,228,000

 Net Income                                       3,286,000         1,937,000

 Earnings Per Share, diluted                          $0.26             $0.15