Form 10-Q
period 1998-03-31
TEJON RANCH CO
filed 1998-05-15
CIK 96869

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    March 31, 1998

                                 OR

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from             to
        For Quarter Ended                  Commission File Number

               March 31, 1998                          1-7183

                                TEJON RANCH CO.

        (Exact name of Registrant as specified in its charter)

         Delaware                           77-0196136
   (State or other jurisdiction of (IRS Employer Identification
     incorporation or organization)        No.)

   P.O. Box 1000, Lebec, California                     93243
   (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code... (805) 248-6774

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X    No

   Total Shares of Common Stock issued and outstanding on March 31, 1998, were 12,685,994.


                           TEJON RANCH CO.

                                INDEX

                                                          Page
   No.

   PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Unaudited Consolidated Statements of               3
             Operations for the Three Months
             Ended March 31, 1998 and March 31, 1997

             Unaudited Consolidated Balance Sheets              4
             as of December 31, 1997 and March 31, 1998

             Unaudited Consolidated Statements of               5
             Cash Flows for the Three Months Ended
             March 31, 1998 and 1997

             Notes to Unaudited Consolidated Financial          6
             Statements

   Item 2.   Management's Discussion and Analysis of           13
             Financial Condition and Results of Operations

   PART II.  OTHER INFORMATION

             Item 5. Other Information                         16

             Item 6. Exhibits and Reports on Form 8-K          17

             SIGNATURES                                        18

   PART III  EXHIBIT INDEX                                     19


   PART I FINANCIAL INFORMATION

                  TEJON RANCH CO. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts)
                             (Unaudited)

                                   THREE MONTHS ENDED
                                       March 31

                                   1998         1997
   Revenues:
        Livestock                $ 7,111      $ 1,480
        Farming                      265          452
        Resource Management          348          476
        Real Estate                  324          307
        Interest Income              273          323
                                   8,321        3,038

   Costs and Expenses:
        Livestock                  7,334        1,500
        Farming                      390          444
        Resource Management          336          259
        Real Estate                  777          607
        Corporate Expense            543          614
        Interest Expense             202           71
                                   9,582        3,495

   Operating Loss                 (1,261)        (457)

   Income Tax Benefit               (480)        (171)
   Net Loss                      $  (781)     $  (286)


   Net Loss Per Share, diluted   $ (0.06)     $ (0.02)

   See Notes to Consolidated Condensed Financial Statements.

                  TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands)

                                 March 31,1998 DECEMBER 31, 1997*
                                            (Unaudited)
   ASSETS
   CURRENT ASSETS
     Cash and Cash Equivalents    $     581          $     976
     Marketable Securities           16,062             17,189
     Accounts & Notes Receivable      8,216              8,448
     Inventories:
       Cattle                        12,065             11,737
       Farming                        1,323                 --
       Other                            499                485
     Prepaid Expenses and Other       1,167              1,659
     Total Current Assets            39,913             40,494
   PROPERTY AND EQUIPMENT-NET        22,584             21,778
   OTHER ASSETS                       1,738              1,421
   TOTAL ASSETS                   $  64,235          $  63,693

   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Trade Accounts Payable       $   1,995          $   2,889
     Other Accrued Liabilities           --                390
     Short-term Borrowings           14,773             11,955
     Other Current Liabilities          567                742
     Total Current Liabilities       17,335             15,976
   LONG-TERM DEBT                     3,925              3,925
   DEFERRED INCOME TAXES              3,317              3,304
     Total Liabilities               24,577             23,205

   STOCKHOLDERS' EQUITY
     Common Stock                     6,343              6,343
     Additional Paid-In Capital         385                385
     Retained Earnings               32,870             33,651
     Marketable Securities -
       Unrealized Gains - Net            60                109
     Total Stockholders' Equity      39,658             40,488
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY         $  64,235          $  63,693

   See Notes to Consolidated Condensed Financial Statements.

   * The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                  TEJON RANCH CO. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                           (In thousands)
                             (Unaudited)
                                           THREE MONTHS ENDED
                                                 March 31
                                             1998        1997
   OPERATING ACTIVITIES
     Net Loss                              $    (781) $  (286)
     Items Not Affecting Cash:
       Depreciation and Amortization             470      355
       Deferred Income Taxes                      45       --
       Gain on Sale of Investments                --       (4)
     Changes in Operating Assets and
       Liabilities:
         Receivables, Inventories and
           Other Assets, Net                    (941)    (876)
         Current Liabilities, Net             (1,459)     (43)
   NET CASH USED BY
     OPERATING ACTIVITIES                     (2,666)    (854)

   INVESTING ACTIVITIES
     Acquisition of Champion Feeders              --   (3,874)
     Maturities and Sales of Marketable
       Securities                              1,316    1,916
     Funds Invested in Marketable
       Securities                               (271)    (928)
     Property and Equipment
       Expenditures                           (1,250)  (1,278)
     Change in Breeding Herds                    (26)      (1)
     Other                                      (317)     (43)
   NET CASH USED IN
     INVESTING ACTIVITIES                       (548)  (4,208)

   FINANCING ACTIVITIES
     Proceeds From Revolving Line of Credit    5,253   10,041
     Payments of Revolving Line of Credit     (2,434)  (4,914)
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                2,819    5,127

   (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                           (395)      65
   Cash and Cash Equivalents at
     Beginning of Year                           976      693
   CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                         $     581  $   758

   See Notes to Consolidated Condensed Financial Statements.


   TEJON RANCH CO. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
   (Unaudited)

   March 31, 1998

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

   For further information, refer to the Consolidated Financial
   Statements and footnotes thereto included in Registrant's
   Annual Report on Form 10-K for the year ended December 31,
   1997.

   NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation -- The consolidated financial statements include the accounts of Registrant and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

   Cash Equivalents -- Registrant considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

   Marketable Securities - Registrant considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Registrant classifies all marketable securities as available-for-sale, which are stated at fair value with the unrealized gains (losses), net of tax, reported in a separate component of stockholders' equity and comprehensive income.

   Credit Risk -- Registrant grants credit to customers, principally large cattle purchasers, feedlot customers, co-ops, wineries, nut marketing companies, and lessees of Registrant facilities located in California. Registrant performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

   Farm Inventories -- Costs of bringing crops to harvest are capitalized when incurred. Such costs are expensed when the crops are sold. Farm inventories held for sale are valued at the lower of cost (first-in, first-out method) or market.

   Cattle Inventories and Breeding Herd -- Cattle raised on the Ranch are stated at the accumulated cost of developing such animals for sale or transfer to a productive function and purchased cattle are stated at cost plus development costs. All cattle held for sale are valued at the lower of cost (first-in, first-out method) or market and are included in the caption inventories. Purchased bulls and cows included in the breeding herd and used for breeding are depreciated using the straight-line method over five to seven years.

   Commodity Contracts Used to Hedge Price Fluctuations -- Registrant enters into futures and option contracts to hedge its exposure to price fluctuations on its stocker cattle and its cattle feed costs. The goal of Registrant is to protect or create a future price for its cattle and feed that will provide a profit once the cattle are sold and all costs are deducted. Realized gains, losses, and costs associated with closed contracts are included in prepaid assets and are recognized in cost of sales expense at the time the hedged cattle are sold or feed is used.

   Property and Equipment --Property and equipment accounts are stated on the basis of cost, except for land acquired upon organization in 1936 which is stated on the basis (presumed to be at cost) carried by Registrant's predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Buildings and improvements are depreciated over a 10 year to 27.5 year life. Machinery and equipment is depreciated over a three year to 10 year life depending on the type of equipment. Vineyards and orchards are generally depreciated over a 20 year life with irrigation systems over a 10 year life. Oil, gas and mineral reserves have not been appraised, so no value has been assigned to them.

   Vineyards and Orchards -- Costs of planting and developing vineyards and orchards are capitalized until the crops become commercially productive. Interest costs and depreciation of irrigation systems and trellis installations during the development stage are also capitalized. Revenue from crops earned during the development stage are credited against development costs. Depreciation commences when the crops become commercially productive.

   At the time crops are harvested and delivered to buyers and revenues are estimable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of Registrant's fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimated and actual revenues received are recorded during the period in which such amounts become known.

   Net Income Per Share -- Effective December 31, 1997, Registrant adopted SFAS No. 128, "Earnings Per Share" which replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net income per share is based upon the weighted average number of shares of common stock outstanding, which at March 31, 1998 was 12,685,994 and at March 31, 1997 was 12,682,244. Diluted net
   income per share is based upon the weighted average number of shares of common stock outstanding and the average shares outstanding assuming the issuance of common stock for stock options using the treasury stock method (12,758,599 at March 31, 1998 and 12,683,497 at March 31, 1997).

   In March 1992, Registrant's Board of Directors adopted the 1992 Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of the Registrant's common stock to employees, advisors, and consultants of the Registrant. Since the adoption of the Plan, Registrant has granted options to purchase 179,000 shares at a price equal to fair market value at date of grant. At March 31, 1998, options to purchase 172,178 shares were outstanding.

   On January 26, 1998, the Board of Directors adopted the 1998 Stock Incentive Plan. The Incentive Plan provides for the making of awards to employees, consultants, and advisors of Registrant with respect to 800,000 shares of common stock. Since the adoption of the Incentive Plan, Registrant has granted options to purchase 100,000 shares at a price equal to the fair market value at date of grant.

   Also, on January 26, 1998, the Board of Directors adopted the Non-Employee Director Stock Incentive Plan. This plan is intended to enable Registrant to attract, retain, and motivate its non-employee directors by providing for or increasing the proprietary interests of such persons by Registrant. The plan provides for the granting of 200,000 shares of common stock. Since the adoption of the plan, Registrant has granted options to purchase 20,000 shares at a price equal to the fair market value at date of grant.

   The 1998 Stock Incentive Plan and the Non-Employee Director
   Stock Incentive Plan were approved by stockholders at Registrant's Annual Meeting on May 11, 1998.

   Long-Lived Assets -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," Registrant records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. SFAS No. 121 had no impact on Registrant's consolidated financial position and results of operations in the current year.

   Environmental -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or Registrant's commitment to a formal plan of action. No liabilities for environmental costs have been recorded at March 31, 1998 or 1997.

   Use of Estimates -- The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

   New Accounting Pronouncements -- In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. Accordingly, Registrant plans to adopt SFAS No. 131 with the fiscal year beginning January 1, 1998. SFAS No. 131 will not have any impact on the financial results or financial condition of Registrant.

   NOTE C - MARKETABLE SECURITIES

   Statement of Financial Accounting Standard ("SFAS") No. 115,
   Accounting for Certain Investments in Debt and Equity
   Securities, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Registrant has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

   The following is a summary of available-for-sale securities at December 31, 1997 and March 31, 1998:

                                  March 31         December 31
                                  1998                1997
                              Estimated           Estimated
                                 Fair                 Fair
                            Cost      Value      Cost     Value

   Marketable securities:
   (in thousands)
     U.S. Treasury and
     agency notes         $ 9,097    $ 9,192  $ 9,770   $ 9,947

     Corporate notes       6,865       6,870    7,237     7,242

                          $15,962    $16,062  $17,007   $17,189

   As of March 31, 1998, the cumulative fair value adjustment is a $100,000 unrealized gain. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax of $40,000, is an unrealized gain of $60,000. Registrant's gross unrealized holding gains equal $180,000, while gross unrealized holding losses equal $80,000. On March 31, 1998, the average maturity of U.S. Treasury and agency securities was 1.2 years and corporate notes was 1.6 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

   Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities.
   Registrant's investments in corporate notes are with companies with a credit rating of A or better.

   NOTE D - COMMODITY CONTRACTS USED TO HEDGE PRICE FLUCTUATIONS

   Registrant used commodity derivatives to hedge its exposure to price fluctuations on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and protect the Registrant against a disastrous cattle market decline. To help achieve this objective the Registrant used both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date.

   Registrant continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with hedging for the Registrant is that hedging limits or caps the potential profits if cattle or feed prices begin to increase dramatically or can add additional costs if cattle or grain prices fall dramatically.

   Payments received and paid related to outstanding options contracts are deferred in prepaid and other current assets and were approximately $43,000 at March 31, 1998. Futures contracts are carried off-balance sheet until the contracts are settled because there is no exchange of cash until settlement. Realized gains, losses, and costs associated with closed contracts are included in prepaid and other assets and will be recognized in cost of sales expense at the time the hedged stocker cattle are sold. At March 31, 1998 there was $230,000 of hedging costs associated with closed contracts included in prepaid and other assets.

   The following table identifies the cattle futures contract amounts outstanding at March 31, 1998 (in thousands, except number of contracts):

         Cattle Hedging                         Estimated
            Activity                  Original  Fair Value   Estimated
            Commodity                 Contract      At         Gain
          Future/Option      No.      (Bought)  Settlement   (Loss) at
           Description    Contracts     Sold    (Buy) Sell  Settlement

        Corn futures bought,
         1,000 bushels per     915    $ (2,744)       $2,445    $(299)
          contract

         Cattle futures bought,
         50,000 lbs. per        20        (639)          600      (39)
          contract

         Cattle options
          bought, 40,000        90         (43)           45        2
          lbs. per contract

   Estimated fair value at settlement is based upon quoted market prices at March 31, 1998.

   NOTE E - COMPREHENSIVE INCOME

   As of January 1, 1998, Registrant adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on Registrant's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on Registrant's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

   The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                      1998         1997

        Net loss                      $(781)       $(286)

        Unrealized loss on securities  ( 49)         (67)

        Comprehensive loss            $(830)       $(353)

   The Components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

                                            1998     1997
        Unrealized gains on securities      $60       $109

        Accumulated comprehensive income    $60       $109

   NOTE F - CONTINGENCIES

   Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits on the leased acreage, National and Lafarge Corporation (the previous operator and referred to herein as "Lafarge") have been ordered to clean up and abate certain hazardous waste sites on the leased premises. Under existing lease agreements either National or Lafarge is required to indemnify Registrant for costs and liabilities incurred in connection with the orders, depending on when the obligation arises. Due to the financial strength of National and its parent company, which guaranteed National's obligations, and the financial strength of Lafarge, Registrant believes that it is remote there will be a material effect on Registrant.

   For a further discussion refer to Registrant's 1997 Form 10-K,
   Part I, Item 3, - "Legal Proceedings". There have been no changes since the filing of the 1997 Form 10-K.

   NOTE G - PAYMENT OF DIVIDEND

   On March 23, 1998, the Board of Directors voted to declare a cash dividend of two and one-half cents ($0.025) per share. The dividend will apply to stockholders of record as of the close of business on May 15, 1998, with payment to be made on June 19, 1998.

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

   Total revenues, including interest income for the first quarter of 1998 were $8,321,000 compared to $3,038,000 for the first quarter of 1997. The growth in revenues during the first quarter of 1998 is primarily attributable to increases in livestock division revenues. This increase in revenues was partially offset by reduced resource management division revenues and reduced farming revenues. When compared to the same period of 1997, livestock revenues grew due to increases in livestock sales of $2,679,000 and to an increase in feedlot revenues of $2,947,000. Livestock sales increased due to 4,267 additional head of cattle being sold during the first quarter of 1998 than in the first quarter of 1997. The increase in cattle sold is the result of Registrant increasing its cattle herd throughout 1997. Registrant's cattle herd at the end of the first quarter of 1998 was approximately 32,000 head compared to 17,420 head at March 31, 1997. Feedlot revenues increased when compared to the first quarter of 1997 due to owning the feedlot for a11 of the first quarter in 1998. The feedlot was purchased March 10, 1997. Resource management revenues declined $128,000 in 1998 due to reduced oil royalties and film location fees. Farming revenues declined $187,000 during the first quarter of 1998 due to the receipt in 1997 of revenues related to 1996 grape and walnut crops.

   Operating activities during the first quarter of 1998 resulted in a net loss of $781,000, or $0.06 per share diluted, compared to a net loss of $286,000, or $0.02 per share diluted, for the same period of 1997. The decrease in earnings when compared to 1997 is primarily attributable to increased costs within the livestock division and lower market prices on cattle sold. Cost of sales on cattle increased $3,021,000 when compared to 1997 due to the sale of additional cattle as described above. During the first quarter of 1998, Registrant recognized a net loss of $155,000 on the sale of cattle due the dramatic drop in market prices due to the Asian economic crisis and to the large number of cattle in feedlots during the first quarter of 1998. Feedlot expenses increased $2,790,000 when compared to 1997 due to the timing of purchasing the feedlot during 1997.

   Cattle prices during April 1998 have begun to improve as the large supply of cattle held in feedlots during the first quarter of 1998 have been sold to packing houses. However, prices are still below normal levels due to the continuing impact of the Asian economic crisis on the beef market. Of the United States' trading partners, Asia is the largest importer of U.S. beef, so any decline in purchasing power within that region can hold down prices within the beef market. It is a little early in the crop year to make production estimates for grapes and nuts, but winter storms and rain during the pollination period for almonds could negatively impact 1998 production.

   Registrant continues to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note F - Contingencies.

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

   Liquidity and Capital Resources

   Registrant's cash, cash equivalents and short-term investments totaled approximately $16,643,000 at March 31, 1998, compared to $19,790,000 on March 31, 1997, a decrease of 16%. Working capital as of March 31, 1998 was $22,578,000 compared to $24,518,000 on December 31,1997. The decrease in working capital during the first quarter of 1998 is due primarily to capital expenditures.The use of short-term credit has grown when compared to 1997 due to increases in accounts receivable and inventories due to the growth of Registrant's core business lines.

   Registrant has a revolving line of credit of $8,000,000 that as of March 31, 1998 had a balance outstanding of $7,630,000 at an interest rate of 8.25%. Registrant also has a short-term line of credit outstanding of $6,227,000 from an investment banking firm at an interest rate of 6.00%. Registrant also maintains a short-term line of credit for its feedlot operations for $4,000,000. The outstanding balance at March 31, 1998 was $916,000 with the interest rate approximating the bank's prime lending rate of 8.25%. The lines of credit are expected to be paid down throughout the year from the proceeds of cattle and crop sales. The revolving lines of credit are used as a short-term cash management tool.

   The accurate forecasting of cash flows by Registrant is made difficult due to the fact that commodity markets set the prices for the majority of Registrant's products and the fact that the cost of water changes significantly from year-to-year as a result of changes in its availability.

   Registrant is currently evaluating the possibility of new farming developments, continued expansion of the cattle herd, and additional commercial development along the Interstate 5 corridor. These potential new projects would be funded from current cash resources, from additional borrowings, and possibly funds provided by joint venture partners involved in particular projects.

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

   Not Applicable

   Item 5.            Other Information

   None

   Item 6.            Exhibits and Reports on Form 8-K

   (a)  Exhibits -

        3.1    Restated Certificate of Incorporation         *
        3.2    Bylaws                                       **
        27.1   Financial Data Schedule (Edgar),
                 March 31, 1998
        27.2   Restated Financial Data Schedule (Edgar),
                 September 30, 1997
        27.3   Restated Financial Data Schedule (Edgar),
                 June 30, 1997
        27.4   Restated Financial Data Schedule (Edgar),
                 March 31, 1997
        27.5   Restated Financial Data Schedule (Edgar),
                 December 31 1996
        27.6   Restated Financial Data Schedule (Edgar),
                 September 30, 1996
        27.7   Restated Financial Data Schedule (Edgar),
                 June 30, 1996
        27.8   Restated Financial Data Schedule (Edgar),
                 March 31, 1996
        27.9   Restated Financial Data Schedule (Edgar),
                 December 31, 1995

   (b)  Reports  - None


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



                                   TEJON RANCH CO.
                                   (Registrant)


                                   BY /S/ ALLEN E. LYDA
   Date                              Allen E. Lyda
                                     Vice President, Finance
                                     & Treasurer

                            EXHIBIT INDEX


   Exhibit No.  Exhibit Description

   3.1          Restated Certificate of Incorporation           *

   3.2          By-Laws                                        **

   27.1         Financial Data Schedule (Edgar),              20
                    March 31, 1998

   27.2         Restated Financial Data Schedule (Edgar),     21
                    September 30, 1997

   27.3         Restated Financial Data Schedule (Edgar),     22
                    June 30, 1997

   27.4         Restated Financial Data Schedule (Edgar),     23
                    March 31, 1997

   27.5         Restated Financial Data Schedule (Edgar),     24
                    December 31 1996

   27.6         Restated Financial Data Schedule (Edgar),     25
                    September 30, 1996

   27.7         Restated Financial Data Schedule (Edgar),     26
                    June 30, 1996

   27.8         Restated Financial Data Schedule (Edgar),     27
                    March 31, 1996

   27.9         Restated Financial Data Schedule (Edgar),     28
                    December 31, 1995


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