Form 10-Q
period 1998-06-30
TEJON RANCH CO
filed 1998-08-11
CIK 96869

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    June 30, 1998

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from             to
             For Quarter Ended                  Commission File Number

               June 30, 1998                           1-7183

                                TEJON RANCH CO.
             (Exact name of Registrant as specified in its charter)

        Delaware                               77-0196136
   (State or other jurisdiction of  (IRS Employer Identification No.)
    incorporation or organization)

   P.O. Box 1000, Lebec, California                          93243
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

   Yes  X    No

   Total Shares of Common Stock issued and outstanding on June 30,1998, were 12,685,994.

                                TEJON RANCH CO.

                                     INDEX

                                                          Page No.

   PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Unaudited Consolidated Statements of               3
             Operations for the Three Months and Six Months
             Ended June 30, 1998 and June 30, 1997

             Unaudited Consolidated Balance Sheets              4
             as of and June 30, 1998 and December 31, 1997

             Unaudited Consolidated Statements of               5
             Cash Flows for the Six Months Ended
             June 30, 1998 and 1997

             Notes to Unaudited Consolidated Financial          6
             Statements

   Item 2.   Management's Discussion and Analysis of           12
             Financial Condition and Results of Operations

   PART II.  OTHER INFORMATION

             Item 5. Other Information                         15

             Item 6. Exhibits and Reports on Form 8-K          16

             SIGNATURES                                        17

   PART III  EXHIBIT INDEX                                     18


                           PART I FINANCIAL INFORMATION

                         TEJON RANCH CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                   (Unaudited)


                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                           June 30               June 30
                                         1998     1997         1998     1997

   REVENUES:

             Livestock                $6,382    $4,418      $13,493   $5,898
             Farming                       6       229          271      681
             Resource Management         609       892          957    1,368
             Real Estate                 340       377          664      684
             Interest Income             244       349          517      672
                                       7,581     6,265       15,902    9,303

   Costs and Expenses:
             Livestock                 6,561     4,355       13,895    5,855
             Farming                     231        99          621      543
             Resource Management         550       469          886      728
             Real Estate                 786       743        1,563    1,350
             Corporate Expense           670       430        1,213    1,044
             Interest Expense            302       192          504      263
                                       9,100     6,288       18,682    9,783

   Operating Loss                     (1,519)      (23)      (2,780)    (480)

   Income Tax Benefit                   (576)      (17)      (1,056)    (188)
   Net Loss                           $ (943)      ( 6)      (1,724)    (292)


   Net Loss Per Share, diluted        $ (0.07)  $ (0.00)    $( 0.14)  $(0.02)

   Cash Dividends Paid                $ 0.025   $ 0.025     $ 0.025   $ 0.025


   See Notes to Consolidated Condensed Financial Statements.

                         TEJON RANCH CO. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                   (Unaudited)

                                      June 30,1998    DECEMBER 31, 1997*

   ASSETS
   CURRENT ASSETS
     Cash and Cash Equivalents        $     258             $   976
     Marketable Securities               15,851              17,189
     Accounts & Notes Receivable          7,001               8,448
     Inventories:
       Cattle                            12,974              11,737
       Farming                            2,468                  --
       Other                                408                 485
     Prepaid Expenses and Other           1,476               1,659
     Total Current Asseta                40,436              40,494
   PROPERTY AND EQUIPMENT-NET            23,120              21,778
   OTHER ASSETS                           1,899               1,421
   TOTAL ASSETS                       $  65,455             $63,693

   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Trade Accounts Payable          $     1,594            $ 2,889
     Other Accrued Liabilities                --                390
     Short-term Borrowings                17,539             11,955
     Other Current Liabilities               838                742
     Total Current Liabilities            19,971             15,976
   LONG-TERM DEBT                          3,862              3,925
   DEFERRED INCOME TAXES                   3,261              3,304
     Total Liabilities                    27,094             23,205

   STOCKHOLDERS' EQUITY
     Common Stock                          6,343              6,343
     Additional Paid-In Capital              385                385
     Retained Earnings                    31,610             33,651
     Marketable Securities -
       Unrealized Gains-Net                   23                109
     Total Stockholders' Equity           38,361             40,488
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY              $  65,455           $  63,693

   See Notes to Consolidated Condensed Financial Statements.

   * The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                         TEJON RANCH CO. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                  (In thousands)
                                   (Unaudited)

                                                   SIX MONTHS ENDED
                                                        June 30
                                                  1998           1997

   OPERATING ACTIVITIES
             Net Loss                            $(1,724)        $ (292)
             Items Not Affecting Cash:
               Depreciation and Amortization         953            676
               Deferred Income Taxes                  15             --
               Gain on Sale of Investments            --            ( 4)
             Changes in Operating Assets and
               Liabilities:
                 Receivables, Inventories and
                   Other Assets, Net              (1,999)        (5,686)
                 Current Liabilities, Net         (1,589)          (789)
  NET CASH USED BY
             OPERATING ACTIVITIES                 (4,344)        (6,095)

  INVESTING ACTIVITIES
             Acquisition of Champion Feeders          --         (3,874)
             Maturities and Sales of Marketable
               Securities                          2,453          4,085
             Funds Invested in Marketable
               Securities                         (1,259)        (1,460)
             Property and Equipment
               Expenditures                       (2,253)        (1,734)
             Change in Breeding Herds               (203)           (59)
             Other                                  (317)           (31)
  NET CASH USED IN
             INVESTING ACTIVITIES                 (1,579)        (2,955)

  FINANCING ACTIVITIES
             Proceeds From Revolving Line
               of Credit                           11,081         14,740
             Payments of Revolving Line
               of Credit                           (5,496)        (8,477)
             Payments of Long-Term Debt               (63)            --
             Borrowing of Long-Term Debt               --          2,500
             Cash Divident Paid                      (317)          (317)
  NET CASH PROVIDED BY FINANCING
             ACTIVITIES                             5,205          8,446

  (DECREASE) IN CASH AND
             CASH EQUIVALENTS                        (718)          (604)
  Cash and Cash Equivalents at
             Beginning of Year                        976            693

  CASH AND CASH EQUIVALENTS AT
             END OF PERIOD                        $   258        $    89


  See Notes to Consolidated Condensed Financial Statements.


                        TEJON RANCH CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1998

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

  Marketable Securities - Registrant considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Registrant classifies all marketable securities as available-for-sale. Such securities are stated at fair value with the unrealized gains (losses), net of tax, reported in a separate component of stockholders' equity and comprehensive income.

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

  Net Income Per Share -- Effective December 31, 1997, Registrant adopted SFAS No. 128, "Earnings Per Share" which replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic and diluted net income per share are based upon the weighted average number of shares of common stock outstanding, which for the three months and six months ended June 30,1998 and 1997 was 12,685,994 and 12,682,244, respectively. Basic and diluted common shares outstanding are the same for the periods shown because the calculation for determining diluted common shares outstanding resulted in antidilution.

  In March 1992, Registrant's Board of Directors adopted the 1992 Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of the Registrant's common stock to employees, advisors, and consultants of the Registrant. Since the adoption of the Plan, Registrant has granted options to purchase 179,000 shares at a price equal to fair market value at date of grant. At June 30, 1998, options to purchase 172,178 shares were outstanding.

  On January 26, 1998, the Board of Directors adopted the 1998 Stock Incentive Plan. The Incentive Plan provides for the making of awards to employees, consultants, and advisors of Registrant with respect to 800,000 shares of common stock. Since the adoption of the Incentive Plan, Registrant has granted options to purchase 100,000 shares at a price equal to the fair market value at date of grant, all of which are oustanding at June 30, 1998.

  Also, on January 26, 1998, the Board of Directors adopted the Non-Employee Director Stock Incentive Plan. This plan is intended to enable Registrant to attract, retain, and motivate its non-employee directors by providing for or increasing the proprietary interests of such persons by Registrant. The plan provides for making of awards to non-employee directors with respect to an aggregated 200,000 shares of common stock. Since the adoption of the plan, Registrant has granted options under the plan to purchase 21,727 shares at a price equal to the fair market value at date of grant.

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

  Environmental -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or Registrant's commitment to a formal plan of action. No liabilities for environmental costs have been recorded at June 30, 1998 or 1997.

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

  NOTE C - MARKETABLE SECURITIES

  Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for
  Certain Investments in Debt and Equity Securities, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale.  The Registrant has elected to classify its

  securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

  The following is a summary of available-for-sale securities at December 31, 1997 and June 30, 1998:

                                         June 30              December 31
                                         1998                   1997
                                        Estimated             Estimated
                                        Fair                  Fair

                                  Cost       Value        Cost       Value
  Marketable securities:
  (in thousands)
    U.S. Treasury and
    agency notes                $ 9,267      $ 9,309     $ 9,770    $ 9,947

    Corporate notes               6,546        6,542       7,237      7,242
                                $15,813      $15,851     $17,007    $17,189

  As of June 30, 1998, the cumulative fair value adjustment is a $38,000 unrealized gain. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax of $15,000, is an unrealized gain of $23,000. Registrant's gross unrealized holding gains equal $129,000, while gross unrealized holding losses equal $91,000. On June 30, 1998, the average maturity of U.S. Treasury and agency securities was 1.2 years and the average maturity corporate notes was 2 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

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

  Payments received and paid related to outstanding options contracts are deferred in prepaid and other current assets and were approximately $105,000 at June 30, 1998. Futures contracts are carried off-balance sheet until the contracts are settled because there is no exchange of cash until settlement. Realized gains, losses, and costs associated with closed contracts are included in prepaid and other assets and will be recognized in cost of sales expense at the time the hedged stocker cattle are sold.
  At June 30, 1998 there was $249,000 of hedging costs associated with closed contracts included in prepaid and other assets.

  The following table identifies the cattle futures contract amounts outstanding at June 30, 1998 (in thousands, except number of contracts):

         Cattle Hedging                         Estimated
            Activity                  Original  Fair Value   Estimated
            Commodity                 Contract      At         Gain
          Future/Option     No.       (Bought)  Settlement   (Loss) at
           Description   Contracts      Sold    (Buy) Sell  Settlement

         Cattle futures     160         $4,387    $(4,153)       $234
           sold 40,000
            lbs. per
             contract

         Cattle futures      40        (1,544)      1,435       (109)
         bought, 50,000
         lbs. per
         contract

         Cattle Futures      20           539        (505)        34
         Sold, 50,000
         lbs per
         contract

         Cattle options     295          (121)        180          59
          bought,
         40,000 lbs.
         per contract

         Cattle options     110            25         (2)          23
         sold, 40,000
         lbs per contract

  Estimated fair value at settlement is based upon quoted market prices at June 30, 1998.

  NOTE E - COMPREHENSIVE INCOME

  As of January 1, 1998, Registrant adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on Registrant's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on Registrant's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

  The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 1998 and 1997 are as follows:

                                             1998      1997

            Net loss                         $(1,724)  $(292)

            Unrealized gain(loss) on
            securities                          ( 86)    (91)
            Comprehensive loss               $(1,810)  $(201)

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

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

  Results of Operations

  This Management's discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that are subject to many uncertainties and may turn out not to be accurate. These forward looking statements are subject to factors beyond the control of Registrant (such as weather and market forces) and with respect to Registrant's future development of its land and other land transactions, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that any such projections will turn out to be accurate.

  Total revenues, including interest income for the first six months of 1998 were $15,902,000 compared to $9,303,000 for the first six months of 1997. The growth in revenues during 1998 is primarily attributable to increases in livestock division revenues. This increase in revenues was partially offset by reduced resource management division revenues and reduced farming revenues. When compared to the same period of 1997, livestock revenues grew due to increases in livestock sales of $4,791,000 and to an increase in feedlot revenues of $2,798,000. Livestock sales increased due to 7,133 additional head of cattle being sold during the first six months of 1998 than during the same period of 1997. The increase in cattle sold is the result of Registrant increasing its cattle herd throughout 1997. Registrant's cattle herd at the end of the second quarter of 1998 was approximately 32,000 head compared to approximately 20,000 head at June 30 1997. Feedlot revenues increased when compared to 1997 due to owning the feedlot for a11 of the first quarter in 1998. The feedlot was purchased March 10, 1997. Resource management revenues declined $411,000 in 1998 due to reduced oil and mineral royalties and to the timing of payment of hunting permit fees ($142,000). Oil and mineral royalties declined due to lower prices for Kern County crude oil and lower cement production. The lower oil prices have also caused a decline in oil production. It is believed that oil prices will continue to have a negative impact on Registrant's revenues throughout 1998. Farming revenues declined $410,000 during 1998 due to the receipt in 1997 of revenues related to 1996 grape, pistachio, and walnut crops.

  Operating activities during the first six months of 1998 resulted in a net loss of $1,724,000, or $0.14 per share diluted, compared to a net loss of $292,000, or $0.02 per share diluted, for the same period of 1997. The increased loss when compared to 1997 is primarily attributable to increased costs within the livestock division, lower market prices on cattle sold and to increases in real estate expense and resource management expense. Cost of sales on cattle increased $5,443,000 when compared to 1997 due to the sale of additional cattle as described above. During the first six months of 1998, Registrant recognized a net loss of $123,000 on the sale of cattle due the dramatic drop in market prices because of the Asian economic crisis and to the large number of cattle in feedlots during the first quarter of 1998. Feedlot expenses increased $2,645,000 when compared to 1997 due to the timing of purchasing the feedlot during 1997. Real estate expense increased due to higher staffing costs and fixed water costs. Resource management expense increased due to an increase in professional services fees related to the monitoring of activities at the National Cement lease site.

  Total revenues for the second quarter of 1998, including interest income, were $7,581,000 compared to $6,251,000 for the second quarter of 1997. The growth in second quarter revenues when compared to 1997 is due primarily to an increase of 2,866 head of cattle being sold, which resulted in $2,112,000 of additional sales during the second quarter of 1998. This increase was partially offset by reduced farming revenues, reduced oil and mineral revenues and the timing of receipt of hunting permit revenues, all of which are described above.

  During the second quarter of 1998, Registrant had a net loss of $943,000, or $.07 per share, compared to a loss of $6,000, or $.00 per share for the same period of 1997. The decrease in net income compared to the second quarter of 1997 is due to the net increase in revenues described above being more than offset by an increase in cost of sales on cattle, increased farming expense ($132,000), and increased general and administrative expense ($240,000). Cost of sales on cattle increased $2,431,000 when compared to the same period of 1997 due to the additional number of head of cattle being sold as described above.

  Cattle prices during 1998 continue to be depressed due to the supply of cattle held in feedlots and to lower export sales during 1998.  Prices are remaining below normal levels due to the continuing impact of the Asian economic crisis on the beef market and the drought in Texas that is causing additional animals to be brought to market earlier than normal. Of the
  United States' trading partners, Asia is the largest importer of U.S. beef, so any continuing decline in purchasing power within that region can hold down prices within the beef market.  It is a little early in the farm crop year to make production estimates for grapes and nuts, but winter storms and rain during the pollination period for almonds could negatively impact
  1998 production.  Estimates of production from the California Almond Board show state wide production could be 150 million pounds below 1997 production, which could mean higher almond prices during the 1998 harvest.


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

  Liquidity and Capital Resources

  Registrant's cash, cash equivalents and short-term investments totaled approximately $16,109,000 at June 30, 1998, compared to $18,165,000 on December 31, 1997, a decrease of 13%. Working capital as of June 30, 1998 was $20,465,000 compared to $24,518,000 on December 31,1997. The decrease in working capital during 1998 is due primarily to capital expenditures, the payment of dividends and to the net loss for the first six months of 1998. The use of short-term credit has grown when compared to 1997 due to increases in accounts receivable and inventories due to the growth of Registrant's core business lines. The timing of short-term credit needs has also changed due to the majority of Registrant's cattle sales and revenues from crop harvests all coming during the second half of the year. In past years cattle sales were primarily during the first half of each year.

  Registrant has revolving lines of credit of $13,000,000 that as of June 30, 1998 had a balance outstanding of $11,550,000 at an interest rate of 8.25%. Registrant also has a short-term line of credit outstanding of $5,989,000 from an investment banking firm at an interest rate of 5.95%. The lines of credit are expected to be paid down from the proceeds of cattle and crop sales. The revolving lines of credit are used as a short-term cash management tool.

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

  Not Applicable

  Item 5.            Other Information

  None

  Item 6.            Exhibits and Reports on Form 8-K

  (a)  Exhibits -

       3.1     Restated Certificate of Incorporation         *
       3.2     Bylaws                                       **
       27.1    Financial Data Schedule (Edgar),
                 June 30, 1998

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



                                TEJON RANCH CO.
                                (Registrant)



 Date                       BY /S/ ALLEN E. LYDA
                            Allen E. Lyda
                            Vice President, Finance
                            & Treasurer


                                 EXHIBIT INDEX


  Exhibit No.   Exhibit Description

  3.1           Restated Certificate of Incorporation           *

  3.2           By-Laws                                        **

  27.1          Financial Data Schedule (Edgar),              19
                    June 30, 1998


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