Form 10-Q
period 1998-09-30
TEJON RANCH CO
filed 1998-11-12
CIK 96869

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998

	OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from             to

For Quarter Ended				Commission File Number

  September 30, 1998 				       1-7183


                   TEJON RANCH CO.

(Exact name of Registrant as specified in its charter)

     Delaware                	              77-0196136

(State or other jurisdiction of  (IRS Employer Identification No.)
 incorporation or organization)

P.O. Box 1000, Lebec, California        			   93243

(Address of principal executive offices)			(Zip Code)

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

Total Shares of Common Stock issued and outstanding on September
30,1998, were 12,691,253.

	TEJON RANCH CO.

	INDEX

Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Condensed Statements of	 3
Operations for the Three Months and Nine Months
Ended September 30, 1998 and September 30, 1997

Unaudited Consolidated Condensed Balance Sheets	 4
as of and September 30, 1998 and December 31, 1997

Unaudited Consolidated Condensed Statements of 	 5
Cash Flows for the Nine Months Ended
September 30, 1998 and 1997

Notes to Unaudited Consolidated Financial		 6
Statements

Item 2.	Management's Discussion and Analysis of 		12
Financial Condition and Results of Operations

Item 3.	Quantitive and Qualitative Disclosures About
		Market Risk								16

PART II.	OTHER INFORMATION

Item 5. Other Information					17

Item 6. Exhibits and Reports on Form 8-K		18

SIGNATURES								19

PART III	EXHIBIT INDEX								20



PART I FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)


THREE MONTHS ENDED	NINE MONTHS ENDED
   September 30      	  September 30

          1998     1997  	   1998     1997

Revenues:
Livestock	$11,342	$9,779	$24,835  $15,677
Farming	  3,784	 4,982	  4,055  	 5,663
Resource management	    972	   706	  1,929 	 2,074
Real Estate	    378	   331	  1,042  	 1,015
Interest Income	    227	   364	    744	 1,036
 16,703 	16,162	 32,605	25,465

Costs and Expenses:
Livestock	  9,707	 8,818	 23,602	14,673
Farming	  1,634 	 3,231   	  2,255 	 3,774
Resource Management	    390	   354	  1,276  	 1,082
Real Estate	    874	   560	  2,437	 1,910
Corporate Expense	    619	   649	  1,832	 1,693
Interest Expense	    276	   247	    780	   510
 13,500	13,859	 32,182	23,642

Operating Income	  3,203	 2,303	    423	 1,823

Income Tax Expense	  1,217	   871	    161	   683
Net Income	 $1,986 	 1,432 	    262	 1,140


Net Income Per Share, basic	$  0.16	$ 0.11	$  0.02	$ 0.09
Net Income Per Share, diluted	$  0.16	$ 0.11	$  0.02	$ 0.09
Cash Dividends Paid	$    -	$   -	$  0.025	$ 0.025


See Notes to Consolidated Condensed Financial Statements.














	TEJON RANCH CO. AND SUBSIDIARIES
	CONSOLIDATED CONDENSED BALANCE SHEETS
 (Unaudited)


		September 30, 1998	December 31, 1997
ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents

     $   1,468

  $   976
 Marketable Securities

       13,965


 17,189
 Accounts & Notes Receivable

     6,897

  8,448
 Inventories:




   Cattle

   14,536

11,737
   Farming

    2,568

    00
   Other

      422

   485
 Prepaid Expenses and Other

         1,476

 1,659
 Total Current Assets

   41,285

40,494
PROPERTY AND EQUIPMENT-NET

23,985

21,778
OTHER ASSETS

1,786

1,421
TOTAL ASSETS

     $  67,056

  $63,693

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILTIES
 Trade Accounts Payable

     $   1,943

  $ 2,889
 Other Accrued Liabilities

0

390
 Short-term Borrowings

16,601

11,955
 Other Current Liabilities

          955

      742
 Total Current Liabilities

19,499

15,976
LONG-TERM DEBT

3,800

3,925
DEFERRED INCOME TAXES

3,321

3,304
  Total Liabilities

26,620

23,205
STOCKHOLDERS' EQUITY
  Common Stock

6,346

6,343
  Additional Paid-In Capital

382

385
  Retained Earnings

33,596

33,651
  Marketable Securities-




    Unrealized Gains-Net

          112

      109
  Total Stockholders'Equity

40,436

40,488
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY


$  67,056


$63,693



See Notes to Consolidated Condensed Financial Statements.


*The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

EJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)
 NINE MONTHS ENDED
    September 30
     1998	     1997
OPERATING ACTIVITIES




     Net Income
$
   262
$
 1,140
     Items Not Affecting Cash and Cash
     Equivalents:




       Depreciation and Amortization

 1,478

 1,022
       Deferred Income Taxes

    17

    15
       Gain on Sale of Investments

    (34)

     (4)
     Changes in Operating Assets and




       Liabilities:




         Receivables, Inventories and




           Other Assets, Net

 (3,523)

 (11,607)
         Current Liabilities, Net

 (1,123)

  1,126
NET CASH USED IN




     OPERATING ACTIVITIES

 (2,923)

 (8,308)





INVESTING ACTIVITIES




     Acquisition of Champion Feeders



(3,874)
     Maturities and Sales of Marketable




        Securities

 5,084

  5,336
     Funds Invested in Marketable




        Securities

  (1,821)

(2,192)
     Property and Equipment




        Expenditures

(3,616)

(2,188)
     Change in Breeding Herds

(69)

     70
     Other

(367)

(33)
NET CASH USED IN




      INVESTING ACTIVITIES

(789)

(2,881)





FINANCING ACTIVITIES




     Proceeds From Revolving Line




       of Credit

 15,930

 22,188
     Payments of Revolving Line




       Of Credit

(11,284)

(13,813)
     Payments on Long-Term Debt

(125)

    -
     Borrowings of Long-Term Debt

     -

  2,500
     Cash Dividends Paid

(317)

(317)
NET CASH PROVIDED BY FINANCING




     ACTIVITIES

  4,204

 10,558





INCREASE(DECREASE) IN CASH AND




     CASH EQUIVALENTS

    492

(631)
Cash and Cash Equivalents at




     Beginning of Period

    976

    693





CASH AND CASH EQUIVALENTS AT




     END OF PERIOD
$
  1,468
$
     62

See Notes to Consolidated Condensed Financial Statements.


TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


September 30, 1998

NOTE A - BASIS OF PRESENTATION

The summarized information furnished by Registrant pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of Registrant's Management, necessary for a fair statement of the results of operations for the interim period. All such adjustments are of a normal recurring nature.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated condensed financial statements include the accounts of Registrant and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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


Cattle Inventories and Breeding Herd -- Cattle raised on the Ranch are stated at the accumulated cost of developing such animals until they are sold or are added to the breeding herd, and purchased cattle are stated at cost plus development costs. All cattle held for sale are valued at the lower of cost (first-in, first-out method) or market and are included in the caption inventories. Purchased bulls and cows included in the breeding herd and used for breeding are depreciated using the straight-line method over five to seven years.

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

Property and Equipment --Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936 which is stated on the basis (presumed to be at cost) carried by Registrant's predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Buildings and improvements are depreciated over a 10 year to
27.5 year life. Machinery and equipment is depreciated over a three year to 10 year life depending on the type of equipment. Vineyards and orchards are generally depreciated over a 20 year life with irrigation systems over a 10 year life. Oil, gas and mineral reserves have not been appraised, so no value has been assigned to them.

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

Net Income Per Share -- Effective December 31, 1997, Registrant adopted SFAS No. 128, "Earnings Per Share" which replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net income per share is based upon the weighted average number of shares of common stock outstanding, which for the three months ended September 30,1998 and 1997 was 12,691,253 and 12,685,994.
For the nine months ended September 30, 1998 and 1997 the weighted average common shares outstanding were 12,687,747 and 12,685,994 respectively. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the average shares outstanding assuming the issuance of common stock for stock options using the treasury stock method. For the three months ended September 30, 1998 and 1997 diluted common shares outstanding were 12,731,216 and 12,761,345. For the nine months ended September 30, 1998 and 1997 diluted common shares outstanding were 12,759,562 and 12,714,286.

In March 1992, Registrant's Board of Directors adopted the 1992 Stock Option Plan providing for the granting of options to purchase a maximum of 230,000 shares of the Registrant's common stock to employees, advisors, and consultants of the Registrant. Since the adoption of the Plan, Registrant has granted options to purchase 179,000 shares at a price equal to fair market value at date of grant. At September 30, 1998, options to purchase 158,453 shares were outstanding.

On January 26, 1998, the Board of Directors adopted the 1998 Stock Incentive Plan. The Incentive Plan provides for the making of awards to employees, consultants, and advisors of Registrant with respect to 800,000 shares of common stock. Since the adoption of the Incentive Plan, Registrant has granted options to purchase 100,000 shares at a price equal to the fair market value at date of grant, all of which are outstanding at September 30, 1998.

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

Environmental -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or Registrant's commitment to a formal plan of action. No liabilities for environmental costs have been recorded at September 30, 1998 or 1997.

Use of Estimates -- The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

New Accounting Pronouncements -- In February 1998 the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises year-end disclosures about pension and other postretirement benefit plans. SFAS # 132 will not have any impact on the financial results or financial condition of Registrant.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for financial years beginning after June 1999. SFAS 133 requires all derivatives to be recorded at fair value and establishes unique accounting for fair value hedges, cash flow hedges and foreign currency net investment hedges. The Company expects to adopt the new statement effective January 1, 2000. The statement will require the Registrant to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on earnings and financial position of the Company.


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

The following is a summary of available-for-sale securities at September 30, 1998 and December 31, 1997:

                         September 30	 December 31



       1998


        1997






 Market



Market



Cost

 Value

Cost

Value

Marketable securities:
(in thousands)










  U.S. Treasury and
  agency notes


$ 7,582


$7,724


$ 9,770


$ 9,947

  Corporate notes

6,199

    6,241

7,237

7,242



  $13,781

  $13,965

$17,007

$17,189

As of September 30, 1998, the cumulative fair value adjustment is a $185,000 unrealized gain. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax of $73,000, is an unrealized gain of $112,000. Registrant's gross unrealized holding gains equal $190,000, while gross unrealized holding losses equal $5,000. On September 30, 1998, the average maturity of U.S. Treasury and agency securities was 1.2 years and the average maturity corporate notes was 2 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in corporate notes are with companies with a credit rating of A or better.

NOTE D - COMMODITY CONTRACTS USED TO HEDGE PRICE FLUCTUATIONS

Registrant used commodity derivatives to hedge its exposure to price fluctuations on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and protect the Registrant against a further cattle market decline. To help achieve this objective the Registrant used both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date.

Registrant continually monitors any open futures and options contracts to determine the appropriate hedge based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with hedging for the Registrant is that hedging limits or caps the potential profits if cattle or feed prices begin to increase or add additional costs if cattle or grain prices fall dramatically. The derivatives used in Registrant's hedging program fluctuate in price as the cash market for cattle moves up or down. The cattle market is influenced by total supply, future demand, weather, and import/export activities.

Payments received and paid related to outstanding options contracts are deferred in prepaid and other current assets and were approximately $89,000 at September 30, 1998. Futures contracts are carried off-balance sheet until the contracts are settled. Realized gains, losses, and costs associated with closed contracts are included in prepaid and other assets and will be recognized in cost of sales expense at the time the hedged stocker cattle are sold. At September 30, 1998 there was $83,000 of hedging costs associated with closed contracts included in prepaid and other assets.

The following table identifies the cattle futures and options contract amounts outstanding at September 30, 1998. The table also includes the expiration dates of the contracts, the aggregate weighted average value of the futures contracts bought or sold and the aggregate cash paid or received on options, excluding transaction fees. The amounts in the table are in thousands except for the number of contracts

Cattle Hedging
Activity Commodity
Future/Option
Description

No.
Contracts


Contract
Expiration
Date

Original
Contract
(Bought
Sold
Market
Fair Value
At
Sept 30,1998
(Buy) Sell

Gain (Loss)
At
Sept 30,1998
Cattle futures
sold
20
Dec. 98
$ 539
$ (490)
$  49
Cattle options
bought
195
Dec. 98
$ (59)
$  299
$ 240
Cattle options
bought
100
Feb. 99
$ (54)
$   61
$   7
Cattle options
sold
55
Oct 98
$   8
$   (5)
$   3
Cattle options
sold
100
Feb. 99
$  32
$   21
$  11


Market value is based upon quoted market prices at September 30, 1998. Actual gains or losses from futures and options contracts will depend upon cattle prices at expiration date of the contracts. All of the above futures and options contract are based upon each contracts being equal to 40,000 pounds.

NOTE E - COMPREHENSIVE INCOME

As of January 1, 1998, Registrant adopted SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on Registrant's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on Registrant's available-for-sale securities equity, to be disclosed as a component of and included in other comprehensive income.

The components of comprehensive income, net of related tax, for the nine-month periods ended September 30, 1998 and 1997 are as follows:


    1998

     1997

Net income, after tax

$  262

$1,140

Unrealized gain on securities,
after tax


   112


   109

Comprehensive income, after tax

$  374

$1,249


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

This Management's discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that are subject to many uncertainties and may turn out not to be accurate. Many of these forward looking statements are subject to factors beyond the control of Registrant (such as weather and market forces) and, with respect to Registrant's future development of its land and other land transactions, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that any such projections will turn out to be accurate.

Total revenues, including interest income for the first nine months of 1998, were $32,605,000 compared to $25,465,000 for the first nine months of 1997. The growth in revenues during 1998 is primarily attributable to increases in livestock division revenues. This increase in revenues was partially offset by reduced resource management division revenues and reduced farming revenues. When compared to the same period of 1997, livestock revenues grew due to increases in livestock sales of $4,841,000 and to an increase in feedlot revenues of $4,112,000. Livestock sales increased due to approximately 5,000 additional head of cattle being sold during the first nine months of 1998 than during the same period of 1997. The increase in cattle sold is the result of Registrant increasing its cattle herd throughout 1997. Registrant's cattle herd at the end of the third quarter of 1998 was approximately 37,000 head compared to approximately 24,000 head at September 30 1997. Feedlot revenues increased when compared to 1997 due to owning the feedlot for the entire first quarter of 1998 and to increased average occupancy in the feedlot during July and August 1998. The feedlot was purchased March 10, 1997. Resource management revenues declined $145,000 in 1998 due to reduced oil and mineral royalties. Oil and mineral royalties declined due to lower prices for Kern County crude oil and lower cement production. The lower oil prices have also caused a decline in oil production. It is believed that the decrease in oil prices will continue to have a negative impact on Registrant's revenues throughout 1998. Farming revenues declined $1,608,000 during 1998 due primarily to the timing of the start of 1998 crop harvests when compared to 1997. The late harvest has caused third quarter and year-to-date revenues to be reduced $1,862,000 compared to 1997. As of September 30,1997, the grape, almond, and pistachio harvests were completed. During the third quarter of 1998 50% of the grape harvest was completed, approximately 75% of the almond harvest was completed, and the pistachio harvest did not begin until early October. This decline in revenues is primarily a timing variance and the remainder of the revenues associated with the 1998 crop will be recognized during the fourth quarter. Thus far, crop production for all of Registrant's crops is less than in 1997 due to winter and spring storms during the pollination and bloom period of the crops. Statewide production estimates for grapes, almonds, and pistachios are below last year's levels. This anticipated drop in production is keeping prices for Registrant's crops higher than might have been expected in a normal production year. Overall crop revenues for 1998 could be slightly less than in 1997 due to lower production. Partially offsetting this difference in crop revenues is an increase in lease payments on new farmland leases during 1998 of approximately $300,000.

Operating activities during the nine months of 1998 resulted in net income of $262,000, or $0.02 per share diluted, compared to a net income of $1,114,000, or $0.09 per share diluted, for the same period of 1997. The decrease when compared to 1997 is primarily attributable to an increase in costs within the livestock division which exceeded the rate of increased revenues, reduced farming revenues, and to increases in real estate expense and resource management expense.
Cost of sales on cattle increased $5,068,000 when compared to 1997 due to the sale of additional cattle as described above. Also, during the first nine months of 1998, Registrant's net margin from the sale of cattle was reduced due to the dramatic drop in market prices because of the Asian economic crisis and to the large number of cattle in feedlots during the first quarter of 1998 and increased feedlot expenses. Feedlot expenses also increased $4,062,000 when compared to 1997 due to the timing of purchasing the feedlot during 1997 and to increased feed inventory costs. Real estate expense increased due to higher staffing costs and fixed water costs. Resource management expense increased due to an increase in professional service fees related to the monitoring of activities at the National Cement lease site.

Total revenues for the third quarter of 1998, including interest income, were $16,703,000 compared to $16,162,000 for the third quarter of 1997. The growth in third quarter revenues when compared to 1997 is due primarily to an increase in cattle sales of $600,000 and an increase in feedlot revenues of $1,314,000 due to higher occupancy rates. This increase was partially offset by third quarter farming revenues being $1,200,000 below last year for reasons described above.

During the third quarter of 1998, Registrant had net income of $1,986,000, or $.16 per share, compared to net income of $1,432,000 or $.11 per share for the same period of 1997. The increase in net income compared to the third quarter of 1997 is due to the net increase in revenues described above and to lower expenses within the farming division. Farming expenses as compared to 1997 were $1,597,000 lower due to the timing of the 1998 harvest as explained above. Partially offsetting these favorable variances was the reduced margins on cattle sales and an increase in real estate expenses of $314,000 due to increased professional service fees related to development projects.

Cattle prices during 1998 continue to be depressed due to the supply of cattle held in feedlots and to lower export sales during 1998. Prices are remaining below normal levels due to the continuing impact of the Asian economic crisis on the beef market and the summer drought in Texas that caused additional animals to be brought to market earlier than normal. Of the United States' trading partners, Asia is the largest importer of U.S. beef, so any continuing decline in purchasing power within that region could hold down prices within the beef market.

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

Liquidity and Capital Resources

Registrant's cash, cash equivalents and short-term investments totaled approximately $15,433,000 at September 30, 1998, compared to $18,165,000 on December 31, 1997, a decrease of 15%. Working capital as of September 30, 1998 was $21,786,000 compared to $24,518,000 on
December 31,1997. The decrease in working capital during 1998 is due primarily to capital expenditures, the payment of dividends, and long term debt payments. The use of short-term credit has grown when compared to 1997 due to increases in accounts receivable and inventories as a result of the growth of Registrant's core business lines, especially livestock. The timing of short-term credit needs has also changed due to the majority of Registrant's cattle sales and revenues from crop harvests all coming during the second half of the year. In past years cattle sales were primarily during the first half of each year.

Registrant has revolving lines of credit of $13,000,000 that as of June 30, 1998 had a balance outstanding of $10,612,000 at an interest rate of 8.25%. Registrant also has a short-term line of credit outstanding of $5,989,000 from an investment banking firm at an interest rate of 5.85%. The lines of credit are expected to be paid down from the proceeds of cattle and crop sales during the fourth quarter. The revolving lines of credit are used as a short-term cash management tool.

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

Year 2000 Problem

Many older computer hardware, software and imbedded micro controllers are designed to read and store dates using only the last two digits of the year. As a result they cannot correctly interpret dates beyond the year 2000. If not corrected, this problem could cause processing errors or computer system failures that materially adversely affect Registrant.

During early 1997 Registrant initiated a review of all its financial and accounting systems and implemented a conversion plan involving the acquisition of new hardware and software that read and store dates in four digits. This conversion was completed in 1997 at a cost of approximately $200,000, of which approximately $90,000 was for the purchase of new hardware and approximately $110,000 was for the purchase of new software and consulting services relating to the conversion. These expenditures were capitalized and are being depreciated over a three year useful life. The funds were provided by operations, including use of Registrant's short-term line of credit. Registrant has conducted limited testing of the new system and believes that it will function effectively when the dates beyond the year 1999 are processed.

While Registrant believes that its financial and accounting systems are its principal exposure to the Year 2000 problem, Registrant intends to undertake a review of the balance of its operations to determine the extent to which other computer programs and imbedded micro controllers are utilized. Registrant will then undertake to modify or replace any such programs or devices in advance of the end of 1999.

Registrant has begun the process of communicating with all significant suppliers, customers, financial institutions, utilities, and other third parties upon which it is dependent to determine the extent to which Registrant's business operations are vulnerable to the failure of those parties to correct their own Year 2000 problems. Although all responses received to date have been satisfactory, Registrant has not completed this phase of its Year 2000 readiness program. Registrant does not intend to independently test or verify to which third parties correct their Year 2000 problems.

Registrant also intends to develop contingency plans to handle its most likely worst case scenarios with respect to the Year 2000 problem. Registrant intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries made of third parties. The contingency plans are expected to include methods of dealing with third parties that are not dependent upon computer or micro controller technology. The Registrant estimates that it will complete its inquiry of third parties and development of contingency plans well in advance of the end of 1999.

Registrant believes that substantially all of the costs of completing its efforts to be Year 2000 ready will consist of the compensation expense allocable to employees who work on the project. Registrant does not separately track these costs related to the Year 2000 project but does not expect them to be material.

All statements in this Report regarding the Year 2000 problem involve forward-looking information as to which there is a great uncertainty. The actual results of the Registrant's program to deal with the Year 2000 problem could differ materially from what Registrant plans and anticipates because of the lack of experience of Registrant and others with problems of this kind, the extent to which computer and other systems of business and other entities are inter-related and the lack of control over, and access to information of third parties upon whom Registrant's business is dependent. The failure of the Registrant to correctly analyze and anticipate Year 2000 problems in its own operations or those of third parties or the failure or inability to develop effective contingency plans could have a material adverse effect on the Registrant's business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Registrant uses the commodity futures and options markets to protect the future selling price of cattle and purchase price of feed. Registrant's goal in hedging its cattle and feed costs is to protect or create a range of selling prices and feed prices that allow Registrant to recognize a profit on the sale of cattle once all costs are deducted. See Note D of Notes to the Consolidated Condensed Financial Statements for information with respect to market risk related to derivatives. Estimated gains on future contracts and options as of September 30,1998 were $310,000 as compared to the $265,000 estimated loss at December 31,1997. The change is primarily due to a decline in cattle prices during 1998, which caused future contracts and options to be repriced which created gains on the derivative positions. These gains partially offset the decline in prices received on the sale of cattle.

At September 30,1998 Registrant had cattle inventory of $14.5 million, farming inventories of $2.6 million, and farming receivables of $1.8 million whose value will ultimately depend on the value of the cattle, almonds, and grapes at the time of payment or sale. See Note A of Notes to the Consolidated Condensed Financial Statements for information regarding the use of estimates in recognizing receivables and revenues.

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

Not Applicable

Item 3.      Defaults upon Senior Securities

Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.            Other Information

Registrant announced during the third quarter that an agreement was reached with Northrop Grumman Corp. to sell to Northrop the 1,415-acre Radar Test Facility that Northrop has been leasing from Registrant since 1980. The sale is scheduled to close during the fourth quarter of 1998 for a price of $4,250,000. The after tax gain from of the sale is estimated to be $2,550,000, or $.20 per share diluted.

Registrant is also in negotiations with several telecommunication companies regarding easements for fiber optic cable. If any of these transactions are concluded, the payments could be material to net income. No agreements have been entered into, and there is substantial uncertainty as to whether any of these transactions will be concluded.

Item 6.            Exhibits and Reports on Form 8-K

(a)  Exhibits -

3.1	Restated Certificate of Incorporation		 *
3.2	Bylaws								**

27.1	Financial Data Schedule (Edgar),
  September 30, 1998


(b)  Reports  - None




 *	This document, filed with the Securities Exchange Commission in
Washington D.C. (file number 1-7183) under Item 14 to
Registrant's Annual Report on Form 10-K for year ended December
31, 1987, is incorporated herein by reference.

**	This document, filed with the Securities Exchange Commission in
Washington D.C. (file number 1-7183) under Item 14 to
Registrant's Annual Report on Form 10-K for year ended December
31, 1994, is incorporated herein by reference.

	SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TEJON RANCH CO.
         					(Registrant)



                Date   		BY
	           			       Allen E. Lyda
  Vice President, Finance
  & Treasurer (Principal Financial
  Officer

	EXHIBIT INDEX


Exhibit No.	Exhibit Description

3.1			Restated Certificate of Incorporation	*

3.2			By-Laws							**

27.1			Financial Data Schedule (Edgar),		        19
September 30, 1998



 *	This document, filed with the Securities Exchange Commission in
Washington D.C. (file number 1-7183) under Item 14 to
Registrant's Annual Report on Form 10-K for year ended December
31, 1987, is incorporated herein by reference.

**	This document, filed with the Securities Exchange Commission in
Washington D.C. (file number 1-7183) under Item 14 to
Registrant's Annual Report on Form 10-K for year ended
December 31, 1994, is incorporated herein by reference.


- 1 -