Form 10-Q/A
period 1998-09-30
TEJON RANCH CO
filed 1998-11-23
CIK 96869

FORM 10-Q/A

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

	TEJON RANCH CO.

	INDEX

Page No.


SIGNATURES								 1

PART III	EXHIBIT INDEX								 2



	SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TEJON RANCH CO.
         					(Registrant)



                Date   		BY
	              			       Allen E. Lyda
                         Vice President, Finance
                         & Treasurer (Principal Financial
                         Officer

	EXHIBIT INDEX


Exhibit No.	Exhibit Description

27.1			Financial Data Schedule (Edgar),		        5
September 30, 1998



 *	This document, filed with the Securities Exchange Commission in
Washington D.C. (file number 1-7183) under Item 14 to
Registrant's Annual Report on Form 10-K for year ended December
31, 1987, is incorporated herein by reference.



- 1 -