Form 10-K
period 1998-12-31
TEJON RANCH CO
filed 1999-03-29
CIK 96869

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998
                                    -----------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                        Commission File Number :  1-7183
                                                  ------

                                TEJON RANCH CO.
                                ---------------
            (Exact name of Registrant as specified in its Charter)


       Delaware                                      77-0196136
 ------------------------------              ----------------------------
(State or other jurisdiction                 (IRS Employer Identification
of incorporation or organization)             Number)

                    P.O. Box 1000, Lebec, California  93243
                    ---------------------------------------
                    (Address of principal executive office)

Registrant's telephone number, including area code:    (805) 327-8481
                                                       --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
Title of Each Class                                    Which Registered
---------------------------                           -------------------
Common Stock                                        American Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                      ----

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----       ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

  The aggregate market value of Registrant's Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 25, 1999 was $211,785,284 based on the closing price on that date on the American Stock Exchange.

  The number of Registrant's outstanding shares of Common Stock on March 23, 1999 was 12,691,253 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1999 relating to the directors and executive officers of Registrant are incorporated by reference into Part III.

                                              Total Pages -         64
                                              Exhibit Index - Page  32

                                     PART I


ITEM 1.  BUSINESS

Throughout Item I-"Business," Item 2-"Properties," Item 3-"Legal Proceedings,"
Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A "Quantitative and Qualitative Disclosures About Market Risk," Registrant has made forward-looking statements regarding future developments in the cattle industry, the Registrant's plans for future plantings of permanent crops, future yields, prices and water availability for the Registrant's crops, future prices, production and demand for oil and other minerals, future development of the Registrant's property, potential losses to the Company as a result of pending environmental proceedings and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and Registrant's own outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather and market and economic forces) and, with respect to the Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that actual future events will be consistent with the forward-looking statements made in this Annual Report.

Tejon Ranch Company ("Registrant") is a diversified, growth oriented land development and agribusiness company whose purpose is to increase the value of its real estate and resource holdings and maximize its market value for its shareholders.

In January 1997, Registrant implemented a new strategic plan that sets out a broad strategy for enhancing shareholder value. Specifically, the plan focuses on planning and development and making more productive use of Registrant's largest and most valuable asset, its 270,000-acre land holding, and increasing revenue and net income in its three core businesses of real estate, livestock, and farming.

Registrant intends to focus on increasing revenues and net income by continuing to develop its significant land holding and by expanding its core business lines. Currently, Registrant is working to take maximum advantage of existing resources and market conditions as well as to anticipate and create future market trends and demand. Part of this effort includes evaluating Registrant's land and water resources to ensure that the resources essential for growing the core businesses are available when and where needed. In the future, Registrant will continue to assess the feasibility of entering into complementary new related lines of business and refining or reconfiguring current core businesses to take advantage of opportunities presented and changing market conditions.

The following table shows the revenues, operating profits and identifiable assets of each of Registrant's industry segments for the last three years:

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                 ---------------------------------------------
                       (Amounts in thousands of dollars)

                                                      1998              1997              1996
                                                ---------------   ---------------   ---------------
Revenues (1)
-----------

Livestock                                            $34,871           $24,555           $ 4,573
Farming                                                8,671             9,173             9,107
Resource Management                                    2,597             2,696             2,508
Real Estate                                            5,742             3,403             1,464
                                                     -------           -------           -------
Segment Revenues                                      51,881            39,827            17,652
Interest Income                                        1,001             1,159             1,308
                                                     -------           -------           -------
Total Revenues                                       $52,882           $40,986           $18,960
                                                     =======           =======           =======

Operating Profits
-----------------

Livestock                                            $ 1,094           $ 1,499           $   412
Farming                                                2,269             2,627             3,134
Resource Management                                      961             1,328             1,356
Real Estate                                            2,943             1,003              (841)
                                                     -------           -------           -------
Segment Profits (2)                                    7,267             6,457             4,061

Interest Income                                        1,001             1,159             1,308
Corporate Expense                                     (2,581)           (2,346)           (2,266)
Interest Expense                                      (1,065)             (747)             (295)
                                                     -------           -------           -------
Operating Profits                                    $ 4,622           $ 4,523           $ 2,808

Identifiable Assets by (3) Segment
----------------------------------
Livestock                                            $29,101           $24,215           $ 5,554
Farming                                               12,890            10,176            10,545
Resource Management                                    1,338               363               259
Real Estate                                            8,726             5,933             2,874
Corporate                                             20,959            23,006            28,137
                                                     -------           -------           -------
Total Assets                                         $73,014           $63,693           $47,369
                                                     =======           =======           =======

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

Real Estate Operations

Registrant's real estate operations consist of four principal activities: land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management. Registrant's 270,000-acre land holding offers significant real estate development opportunities. Registrant's land is characterized by diverse topography, scenic vistas, and is conveniently served by three inter-regional highways. Interstate 5, one the nation's most heavily traveled freeways, brings in excess of 50,000 vehicles a day through Registrant's lands, which includes 16 miles of Interstate 5 frontage and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor as well as laying the necessary groundwork for moving forward with potential destination uses, including residential and resort projects and themed entertainment concepts.

During 1998, development activity was principally focused on the 350-acre Tejon Industrial Complex at Interstate 5/Laval Road interchange. The activity at the industrial complex included the beginning of infrastructure construction for the complex as well as infrastructure construction for Petro Travel Plaza, a joint venture with Petro Stopping Centers located on an approximately 50 acres in the complex. Construction began in late 1998 for the Travel Plaza itself and the opening of the facility is expected late in the second quarter of 1999.
Interest in developing industrial, warehouse, and distribution facilities on the remaining 300 acres is being expressed by developers and end users. Registrant has begun marketing building sites at the industrial complex and does not itself plan to engage in constructing buildings. Registrant will be in direct competition for customers with other industrial sites within the Southern California market place.

Registrant continues to engage in land planning activities and feasibility analysis related to future real estate uses of its lands. Evaluation and marketing studies continue to proceed forward as they relate to developing a major themed destination land use at the Grapevine Center interchange. The Grapevine Center has been identified as an area that would be good for retail destination types of projects, whereas the Laval Road interchange has been identified for commercial and industrial uses. Evaluations are also being conducted with various development groups to determine the potential of a ranch estate residential program in the central canyon areas near Tejon Lake.
Planning and market research for this project should be completed in early 1999. Since the prospects and timing of residential and recreational projects are dependent on market demand, the timing of any significant residential and/or recreational development is still uncertain. Registrant is evaluating the environmental and regulatory factors that might affect its ability to secure value-enhancing entitlements for potential land development. The results of this evaluation will help Registrant in formulating long-range entitlement strategies. The timing of any extensive development of Registrant's property and its nature and extent will also be dependent upon the availability of adequate development capital and the obtaining of appropriate governmental permits and approvals.

Registrant leases to various tenants lands which are used for a full-service truck stop facility, a truck wash, three auto service stations with convenience stores, four full-service restaurants, five fast-foods operations, a motel, two antique shops, and a United States Postal Service facility. In addition, several microwave repeater locations and radio and cellular transmitters relay sites are also leased. During 1998 commercial lease activity included the opening of a new fast-food operation at the Grapevine Center. Registrant is continuing to work on plans that will increase commercial retail activity at both the Grapevine Center interchange and the Laval Road interchange. Within the commercial sales and leasing area, Registrant is in direct competition with other landowners which have highway interchange locations along Interstate 5 in the southern San Joaquin Valley.

Livestock Operations

Registrant conducts a beef cattle operation upon those portions of its ranch which are not devoted to farming, commercial and real estate development, or other purposes. The beef cattle activities include both commercial cow-calf operations (the maintenance of a cattle herd whose offspring are used to replenish the herd, with excess numbers being sold commercially) and the use of stocker cattle (cattle purchased at light weights for growing on available range forage before being resold). At December 31, 1998, Registrant's cattle herd numbered approximately 36,701 of which approximately 31,499 head were stockers and the remainder were in the breeding herd. At December 31, 1997, Registrant's cattle herd numbered approximately 30,975 of which approximately 22,882 head were stockers and the remainder were breeding herd. Registrant's cattle are either sold to stocker and feedlot operators or fed at Champion Feeders, Registrant's feedlot in Texas, and then sold to packers. As to the sale of cattle, Registrant is in direct competition with other commercial cattle operations throughout the United States. The prices received for Registrant's cattle are primarily dependent upon the commodity market's perception of supply and demand at the time cattle are sold. In an attempt to reduce the market risks of its livestock activities, Registrant usually hedges future sales of cattle in the futures and options markets or obtains fixed prices for future delivery through contracts with cattle buyers, feedlots, or packing houses. Registrant purchased Champion Feeders, a feedlot in Texas, in 1997 in order to further vertically integrate its beef operations.

During the last few years, a number of companies in the cattle industry began to explore in depth various forms of strategic alliances within the production, feeding and meat-packing segments of the cattle business. Registrant believes there will be dramatic shifts in the form of cattle marketing in the United States. To be successful in the cattle industry in the future Registrant believes that the producers of beef must become more consumer-oriented. To achieve this goal Registrant began a program in 1997 to vertically integrate its cattle operations. Registrant believes that vertical integration will allow Registrant to control the quality of the product through the production process to the end users. To vertically integrate, Registrant must control the feeding of cattle and create strategic alliances with other producers to supply beef products to end users. To begin the process of vertical integration within the beef industry, Registrant purchased the assets of a cattle feedlot and entered into a strategic alliance with several other cattle producers to sell high quality source-verified beef to end users such as restaurants and grocery stores.

1998 was a year that most commodity producers are glad to see end. Prices for cattle, cotton, oil and feed grains all dropped to levels well under the cost of production. Five straight months of declining cattle placements in United States feedlots may eventually result in tightening supplies relative to demand. Demand for leather is also showing improvement, and this may result in improving prices for cattle hides.

Registrant is expecting financial improvement over 1998 results if the beef industry recovers from low prices during 1999 which caused an industry-wide $3.65 billion dollar loss in equity suffered in 1998.

Farming Operations

In the San Joaquin Valley, Registrant farms permanent crops including the following acreage: wine grapes-1,555, almonds-1,947, pistachios-738 and walnuts-295. Included in these acreage figures are 300 acres of almonds which were planted in 1998 and 300 acres of almonds which were planted early in 1999. These new almond developments will have their first harvestable crop in 2001 and 2002. Registrant's objective in planting new trees is to offset the normal yield decline as its older plantings reach productive maturity and to improve revenues from farming operations in future years. As certain of Registrant's permanent plantings age to the point of declining yields, Registrant will evaluate the advisability of replanting such crops or replacing them with different plantings, depending upon market conditions.

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

In 1998, almonds produced were sold to two domestic commercial buyers, with one of the buyers receiving approximately 65% of the crop.

The California almond industry is subject to a federal marketing order which empowers the Secretary of Agriculture to set the percentage of almonds which can be sold during any crop year and the percentage of almonds to be held in reserve in order to assist in the orderly marketing of the crop. During 1998 and 1997 the saleable percentage was set at 100% of the total almond crop.

In 1998, Registrant's pistachios were sold to one customer. Registrant's 1998 walnuts were sold to two customers, each receiving approximately 50% of the crop. During 1998 the majority of wine grapes were sold to one winery.

Overall crop production from Registrant's farming operation was greater than 1997 levels but less than expected due to winter and spring storms during the pollination and bloom period for the crops. Statewide throughout California production on average was down due to weather related factors. This reduction in statewide production kept the prices received on crops higher than might otherwise be expected.

Registrant's almond production increased 33% despite poor weather during the spring, due primarily to the growth in production from new almond plantings. Prices for almonds are also higher than the prior year due to the lower statewide crop and minimal inventory carryover from the prior year. The combination of increased production and higher prices caused almond revenues to increase approximately 49%.

Grape yields in 1998 declined 17% when compared to 1997, and grape revenues declined 16% when compared to 1997. Pistachio production fell 27% during 1998 due to weather related factors during the spring. Due to the reduction in yield, pistachio revenues fell 26% when compared to 1997. Walnut production increased during 1998 but revenues remained flat when compared to 1997 due to lower prices on walnuts. Walnut prices declined due to the high inventory levels at the beginning of 1998.

Overall 1998 crop revenues were less than expected due mainly to lower than expected grape and pistachio production. See "Management's Discussion and Analysis of Financial Statements and Results of Operations". Demand for Registrant's crops is expected to remain good throughout 1999. Management expects further price pressure on both nuts and grapes as new production within California comes online. Nut and grape crop markets are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices.

1998 was an excellent water year with 100% of Registrant's water entitlement being available from the State Water Project. In addition, there was sufficient runoff from local mountain streams allowing Registrant to capture this water in reservoirs and utilize it to offset some of the higher priced State Water Project water. Because of the abundant water, Registrant was able to bank (percolate into the underground) some of its excess supply for future use. The State Department of Water Resources has announced its 1999 water supply at 100% of full entitlement. This level of supply will cover all the Registrant's farming needs. If in any year the entire entitlement is not available, Registrant will have to rely on ground water sources, water transfers from the Tejon-Castac Water District and water banking arrangements that Registrant has entered into. Water from these sources may be more expensive because of pumping costs and transfer costs.

See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, "Properties Farmland".

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

As of December 31, 1998, approximately 9,645 acres were committed to producing oil and gas leases from which the operators produced an average of approximately 256 barrels of oil, 128 MCF of dry gas, and 9 gallons of wet gas per day during 1998. Approximately 1,600 acres were also held under exploratory leases. Registrant's share of production based upon its average royalty rate during the last three years has been 32, 49, and 66 barrels of oil per day for 1998, 1997, and 1996, respectively. Approximately 264 producing oil wells were located on the leased land as of December 31, 1998. An additional 66 wells during 1998 have been shut-in and non-productive. Shut-in wells occur as oil revenues received by the operators lag behind the cost of keeping the wells in production. Low prices in the oil market have been a disincentive to exploratory leasing and drilling on Registrant's lands. No new wells were drilled on Registrant's lands during 1998.

Prices for Kern County's heavy crude oil were at historically low levels throughout 1998, hitting a low of $6.75 per barrel during March 1998. These reduced prices negatively impacted Registrant's royalties from the producing wells. Registrant believes that revenue from oil and gas will be flat during 1999 due to low prices continuing throughout 1999. Registrant attempts to require lessees to honor their lease obligations to legally and properly abandon non-producing wells in an environmentally sound manner.

Estimates of oil and gas reserves on Registrant's properties are unknown to Registrant. Registrant does not make such estimates and does not file reports as to reserve estimates with governmental agencies. Registrant's lessees do not make information concerning reserves available to Registrant.

Registrant has approximately 2,440 acres under lease to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant having a design capacity of 600,000 tons of cement per year. The manufacturing plant is currently being redesigned and construction is in process to increase production capacity to 1,000,000 tons. The amount of payment that Registrant receives under the lease is based upon shipments from the cement plant. The term of this lease expires in 2007, but National has remaining options to extend the term for two additional successive increments of 20 years each and one final increment of 19 years. For information as to proceedings under environmental laws relating to the cement plant, see Item 3-"Legal Proceedings".

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

Customers

During 1998, 1997 and 1996 the following customers accounted for more than 10% of Registrant's consolidated revenues: Excel Meat Packing, a purchaser of cattle, (20% in 1998), Golden State Vintners, a purchaser of grapes (14% in 1997 and 21% in 1996) and Harris Ranch, a purchaser of cattle, (18% in 1996).

Organization

Registrant is a Delaware corporation incorporated in 1936.

Employees

At December 31, 1998, Registrant had 92 full-time employees.

                        Executive Officers of Registrant
                        --------------------------------

The following table shows, as to each executive officer of Registrant, the offices held as of March 25, 1999, the period the offices have been held, and the age of the executive officers. All of such officers serve at the pleasure of the board of directors.

Name                                Offices               Held Since   Age
-----------------------------------------------------------------------------
Robert A. Stine         President and Chief                     1996    52
                        Executive Officer, Director

Matt J. Echeverria      Senior Vice President,                  1987    48
                        Livestock

Douglas M. Ford         Senior Vice President,                  1999    53
                        Real Estate

Allen E. Lyda           Vice President,                         1990    41
                        Finance, Treasurer
                        and Assistant Secretary

Dennis F. Mullins       Vice President,                         1993    46
                        Public Affairs, Secretary
                        and General Counsel

Dennis J. Atkinson      Vice President, Farm Management         1998    48

James E. Taylor         Vice President, Land Planning           1997    60

John A. Wood            Vice President, Agriculture             1978    61

A description of present and prior positions with Registrant, and business experience for the past five years is given below.

Mr. Stine has been employed by Registrant since May 1996, serving as President and Chief Executive Officer and as a Director. Mr. Stine served as the Chief Executive Officer of the Collins Companies, a real estate development company, from 1986 to April 1995.

Mr. Echeverria has served as Vice President since 1987 and was elected Senior Vice President in 1995. He also served as acting Chief Executive Officer of Registrant from May 1995 to May 1, 1996.

Mr. Ford has been employed by Registrant since December 1998 serving as Senior Vice President, Real Estate. Mr. Ford served as Vice President of Alper Development Inc., a real estate development company, from 1993 through 1998.

Mr. Lyda has been employed by Registrant since 1990, serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995.

Mr. Mullins has been employed by Registrant since 1993, serving as Vice President, Public Affairs, Secretary and General Counsel.

Mr. Atkinson has been employed by Registrant since July 1998, serving as Vice President, Farming. From 1995 to 1998, he was a farm manager with Wilson Ag, an agricultural company in Kern County. Prior to this he was a farm manager with Tejon Farming Company a subsidiary of Tejon Ranch.

Mr. Taylor has been employed by Registrant since May 1997, serving as Vice President, Land Planning. From 1992 to 1997, he was a principal partner and President of Urban Assist, Inc., a planning and project management company located in Irvine, California.

Mr. Wood has served Registrant as Vice President since 1978.


ITEM 2.  PROPERTIES

Registrant owns approximately 270,000 acres of contiguous land located approximately 60 miles north of Los Angeles and approximately 15 miles east of Bakersfield. The land is undeveloped, except for certain limited farming and commercial uses. Included in the land are portions of the San Joaquin Valley, foothills, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. A number of key transportation and utility facilities, including Interstate 5 (a major north-south federal highway in California), Highway 58, California

Highways 138 and 223, the California Aqueduct, railroad lines and various transmission lines for electricity, oil, natural gas and communication systems cross Registrant's lands.

For information as to Registrant's livestock, farming, resource management and real estate operations on the land, see Part I, Item 1 - "Livestock Operations," "Farming Operations," "Oil and Minerals," and "Real Estate."

Approximately 250,000 acres of Registrant's land are located in Kern County, California. The Kern County General Plan for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the County General Plan is intended to provide general guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. In addition to the General Plan, ranch lands will require specific zoning and site plan approvals prior to actual development.

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

The remainder of Registrant's land, approximately 20,000 acres, is in Los Angeles County. This area of the ranch is accessible from Interstate 5 via Highway 138 and lies 30 miles west of the Antelope Valley communities of Palmdale and Lancaster. Registrant describes this area of land as Tejon Meadows. Los Angeles County has adopted general plan policies which contemplate future limited residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. Registrant is beginning to receive preliminary proposals for potential residential development which Registrant is presently evaluating. At this time, no specific land use proposals have been made by Registrant to the County. Registrant continues to monitor regional planning issues and continues to develop its liaison with Los Angeles County government and other regulatory agencies in order to preserve future development opportunities.

Portions of Registrant's property consist of mountainous terrain, and much of the property is not presently served by developed roads or by utility or water lines. Any significant development of the property would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner which accommodates a number of environmental matters, including endangered species and wetlands issues, that may limit development of portions of the property.

On February 26, 1999 Registrant completed the purchase of three industrial and commercial buildings in Phoenix, Arizona having aggregate rentable square feet of 101,482 for a price of $9,300,000. The Phoenix property is a cluster of three buildings in a master planned industrial park located near Sky Harbor International Airport and adjacent to the Interstate 10 Freeway. The buildings were built-in 1996 and are 100% leased to three tenants under triple net leases expiring in 2002 to 2005. Annualized rentals under the leases currently aggregate $845,000. The leases provide for built in rental escalations which approximate current inflation factors based on the CPI index. The buildings were acquired to complete a tax deferred exchange of real property in which $4,250,000 in proceeds from the sale of land in December 1998 along with an additional $250,000 were used together with $4,800,000 borrowed from First Union Bank, with the loan secured by the property acquired.

Due to Registrant's location and the undeveloped state of its property, from time to time unsolicited proposals are made for governmental or quasi-public uses of portions of the property or neighboring lands by entities, some of which may have the power of eminent domain. For the most part, Registrant makes a determined effort to ensure that any such proposals are implemented in a manner that is environmentally sound and that will maintain Registrant's flexibility to develop its adjoining lands. The construction of a major oil pipeline over the Ranch was completed in February 1999. The pipeline follows the alignment of other oil pipelines along the Interstate 5 corridor. The pipeline company purchased its easement from Registrant in November 1997 for $2,050,000, and it purchased a one-acre parcel for a pump station in 1998 for $150,000. In January 1999, Qwest Communications Corporation, an affiliate of the pipeline company, purchased the same easement for fiber optic cable uses for $1,750,000. Registrant's lands are also being evaluated as a possible route for a high speed rail system between Los Angeles and San Francisco.

Farmland

Although changing crop market conditions and the cost and availability of irrigation water bear on the economic feasibility of farming on Registrant's lands, portions of the land located in the San Joaquin Valley are suitable for farming a wide variety of tree, vine and row crops.

Existing long-term contracts with the Wheeler Ridge-Maricopa Water Storage District ("Wheeler Ridge") provide for water deliveries from the California State Water Project ("Project") to certain farmland in the San Joaquin Valley belonging to Registrant. The long-term water supply picture in the state is uncertain, however, not only due to recurring droughts, but also because of existing and likely additional restrictions placed on water exported from the Sacramento-San Joaquin River Delta ("Delta") to protect allegedly endangered species and improve water quality in the Delta. Reserving water flowing into the Delta for environmental purposes has been required. The reserved water then flows into the San Francisco Bay and is unavailable for beneficial use. The impact of these regulations could be severe during drought years when the supply of water for all uses is limited. Pursuant to an interim agreement that has been extended and now expires in late 1999 among the federal agencies, the concerned state agencies, environmental groups, and water users, a maximum of
1.1 million acre feet of water has been reserved for such environmental uses. This water would otherwise be available for beneficial use by state and federal water project participants. However, there is no assurance that this interim agreement will be made permanent or that the final agreement now in the final stages of development will limit water used for environmental purposes to a comparable amount.

Registrant's total water entitlement substantially exceeds its permanent crop needs. If a 100% allocation is made by the Project to the Kern County Water Agency, of which Wheeler Ridge is a sub-unit, then deliveries from Wheeler Ridge will be sufficient for Registrant's 1999 crops. Longer term, however, year-to-year uncertainty of the water supply and potentially higher costs for water may jeopardize the financial viability of Wheeler Ridge by forcing marginal operators out of business and shifting a greater portion of the financial burden imposed by long term fixed costs and defaulted water assessments upon the remaining growers. High water costs prevent farmers from raising annual crops. Farmers also may be unable to obtain conventional financing for the higher value permanent crops because of the unpredictability of a water supply to nourish the trees and vines. These effects have been mitigated by the set of agreements among the State and nearly all Project water users known as the "Monterey Agreement". The Monterey Agreement should improve the reliability of water supply to agricultural users in drought years by eliminating the priority for urban use that resulted in agriculture's allocation being reduced to as low as zero in drought years, and should improve the financial viability of Wheeler Ridge and similarly situated water districts by allowing for the sale of substantial water entitlement to urban users and agricultural users. A number of such water transfers have occurred, and interest in further transfers has been expressed by urban water agencies.

Registrant's contracts with Wheeler Ridge provide for annual water entitlement to approximately 5,488 acres of Registrant's lands. Existing Wheeler Ridge water delivery facilities are capable of delivering the contract water entitlement amounts to all of that acreage. The water contracts require annual payments related to the Project and Wheeler Ridge fixed costs, whether or not water is used or available. Payments made under these contracts in 1998 by Registrant totaled approximately $1,200,000.

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

Lands benefiting from Wheeler Ridge are subject to contingent assessment liens under the California Water Storage District Law. These liens are senior in priority to any mortgages on the property. The liens secure Wheeler Ridge bonds issued to finance construction of water distribution facilities. Lien enforcement of Wheeler Ridge assessments can involve foreclosure of the liens and the resulting loss of the lands subject to the liens. Wheeler Ridge will impose contingent assessments (over and above Registrants normal costs for its water entitlement) only if Wheeler Ridge revenues from water contracts and other regular revenue sources are not sufficient to meet Wheeler Ridge obligations. Lien assessments are levied by Wheeler Ridge based on estimated benefits to each parcel of land from the water project serving the land. Lands belonging to Registrant are presently subject to such contingent liens totaling approximately

$792,000. Since commencement of operations in 1971, Wheeler Ridge has had sufficient revenues from water contract payments and other service charges to cover its obligations without calls on assessment liens, and Wheeler Ridge has advised Registrant that it does not anticipate the need to make any calls on assessment liens.

In addition to its agricultural contract water entitlements, Registrant, through TCWD, has an entitlement to obtain from the Project sufficient water to service a substantial amount of future residential and/or commercial development. Portions of the property also have available ground water; this would be sufficient to support low density residential development in the Tejon Lake area and significant commercial development in the Interstate 5 corridor.

Under California law, lands located in a water storage district may be reassessed at the request of the district board of directors or at the request of 10% or more of the district landholders. As a result of any reassessment, which is based upon relative benefits from district facilities to each land parcel, the lien assessments may be redistributed and may increase or decrease for any particular parcel. Additional Wheeler Ridge projects, if any, which might result in new assessment liens, must be approved by landowners of more than one-half of the land (based on valuation) in the district as well as by the California Department of Water Resources.


ITEM 3.  LEGAL PROCEEDINGS

Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. See "Business-Resource Management." In August 1997 National ceased burning hazardous waste as supplemental fuel in the cement plant located on the land leased from Registrant. The fuel was obtained, transported, stored and processed by National's subtenant, Systech Environmental Corporation ("Systech"). Systech has removed the above-ground improvements from its former sublease premises and has submitted a formal closure plan under the Resource Conservation and Recovery Act. After this closure plan is approved by the California Department of Toxic Substances Control, Systech will undertake the site investigation and (if needed) cleanup work specified in the closure plan.

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

Lafarge has undertaken the investigation and remediation of the landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Additional work is required to alleviate groundwater contamination resulting from the landfills. The order issued by the Regional Water Board with respect to the drum storage area has been dismissed because of the low level of petroleum contamination. Lafarge has completed a substantial amount of the site investigation with respect to the chlorinated hydrocarbons. Lafarge is undertaking additional investigation work as directed by the Regional Water Board, and is developing a feasibility study evaluating different remediation options. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction. With respect to the diesel pipe leak, Lafarge has performed some site investigation and there appears to be significant contamination along the length of the pipeline. Portions of the contamination appear to be located under the cement plant itself.

In 1997, the Regional Water Board named National and Lafarge as primarily responsible parties in a cleanup and abatement order relating to cement kiln dust on the cement plant site and named National as the primarily responsible party in a cease and desist order and waste discharge requirements. Those orders require investigation and certain remedial activities related to the cement kiln dust piles on the premises but do not require the removal or disposal of the piles. The Regional Water Board named Registrant secondarily responsible on these three orders relating to the kiln dust piles, which means that Registrant could be ordered to perform the obligations of National or Lafarge under the orders if either of them should fail to do so. Registrant has appealed these orders but the appeals are currently stayed pending Lafarge's and National's compliance.

The United States Environmental Protection Agency ("USEPA") has proposed to regulate all kiln dust nationwide under the hazardous waste program, but with a tailored set of standards. The proposed rules would mostly involve careful groundwater monitoring and possibly covering dust piles so they do not blow in the wind. Measures of this type are already being taken by National on the cement plant site and improved measures will be undertaken pursuant to the Regional Water Boards orders described above. Kiln dust from cement plants that used supplemental fuels like the plant operated by National will not be treated any differently under this program. The cement industry filed comments opposing the proposed rules for kiln dust and is engaged in a legislative effort to secure the management of kiln dust as a non-hazardous waste. The industry has also proposed an enforceable agreement between the cement manufacturers and USEPA with respect to the management of kiln dust in lieu of regulations. USEPA is considering this approach. In 1995, the California Legislature enacted legislation classifying kiln dust as a non-hazardous waste if it is managed on-site under regulations administered by a regional water quality control board and otherwise permitting kiln dust to be classified as hazardous solely because of its extreme pH content. Registrant believes this legislative reclassification will apply to the kiln dust pile currently used by National but not to older piles created by Lafarge and its predecessors, which are believed to contain bricks contaminated with chromium. If the chromium bricks are present, that could provide an independent basis for classifying the kiln dust as a hazardous waste.

To date, Registrant is not aware of any failure by Lafarge or National to comply with the orders of the Regional Water Board or to pursue the cleanup of certain landfills as informally instructed by Regional Water Board staff. Registrant has not been ordered by the Regional Water Board to perform any of the investigative, characterization, remediation or removal activities. However, Registrant has been compelled to become involved in reviewing the investigative reports and cleanup recommendations made by Lafarge and its consultants and in monitoring the Regional Water Board proceedings and Lafarge's activities.

Under the lease between Registrant and National, the tenant is obligated to indemnify Registrant for costs and liabilities arising directly or indirectly out of the use of the leased premises by the tenant. All obligations under this indemnity provision arising after the assignment of the lease to National (which occurred in November 1987) were assumed by National, and Lafarge has liability for all obligations under the indemnity provisions arising before the assignment. National's obligation is guaranteed by its parent, National Cement Company, Inc. Registrant believes that all of the matters described above in this Item 3 are included within the scope of the National and Lafarge indemnity obligations. Until recently, National has generally honored its indemnity obligations. However, during the last year National has refused to reimburse Registrant for the costs and expenses, incurred by Registrant to monitor clean-up activities and defend itself in Regional Water Board proceedings. While Lafarge has recently reaffirmed its indemnity obligations generally, it too disputes its liability for Registrant's defense costs. This matter is being negotiated by the parties. To date Registrant's defense costs have not been material.

Registrant has been advised that National and Lafarge have reached an agreement to share cleanup responsibilities. This agreement settled a lawsuit between National and Lafarge. Registrant has been advised that under this agreement Lafarge is responsible for cleanup of the industrial waste landfills, the diesel release and the chlorinated hydrocarbon plume, and National is responsible for the cement kiln dust piles.

Registrant believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. Publicly available financial information with respect to Lafarge indicates that it had a net worth of approximately $1.3 billion as of September 30, 1998. National and its parent/guarantor are subsidiaries of a large French company, and so far as Registrant is aware, no separate financial statements are publicly available with respect to either company. However, Registrant has held discussions with National which indicate sufficient resources are available to satisfy any reasonably likely obligations relating to the above matters. Thus, Lafarge and National have not been charged with violating any Regional Water Board orders and appear to have the financial strength to carry out any future orders that may be approved by the Regional Water Board. Therefore, Registrant believes that it is remote that any cleanup orders issued by the Regional Water Board will have a material effect on Registrant. If, however, National and Lafarge do not fulfill their cleanup responsibilities and Registrant is required at its own cost to perform the landfill, kiln dust, diesel release and/or underground plume remedial work likely to be mandated by the regulatory agencies, the amount of any such expenditure by Registrant could be material.

As an unrelated matter, Registrant became aware that soils contaminated by leaking gasoline and diesel fuel tanks are present on the premises along the Interstate 5 corridor leased by Travel Centers of America for a truck stop and gas station. The Kern County Environmental Health Services Department has named Registrant as a secondarily responsible party with respect to the underground diesel storage tanks that have leaked. The Central Valley Regional Water Quality Control Board has assumed jurisdiction over a contaminated storm water pond, which was recently cleaned up by the tenant by removing contaminated soils. Because of the financial strength of the lease guarantors, Registrant believes that it is remote that complying with agency clean-up orders will have a material effect on Registrant.

Registrant has demanded the clean-up of the contaminated soils. This demand has been made on the current tenant, the company that owns all Travel Centers of America truck stops nationally, the former tenant, and the guarantors of the lease, Standard Oil Company of Ohio and BP Oil & Exploration, Inc. Registrant conducted settlement discussions with the foregoing responsible parties, but these negotiations broke down when Travel Centers backed away from its previous commitments. Registrant has sued all responsible parties for breach of lease, nuisance, trespass and waste and is seeking clean-up of the premises, damages and eviction of the tenant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Registrant's Common Stock is traded on the American Stock Exchange. The following table shows the high and low sale prices for Registrant's Common Stock on the American Stock Exchange for each period during the last two years, as reported by the American Stock Exchange.

                                                        1998                                 1997
                                           -----------------------------------------------------------------
          Quarter                              High               Low                High              Low
          -------                              ----               ----               ----              ----
          First                                32-3/4           22-7/16              18-3/4          14-1/8
          Second                               31-1/8            24-3/4              19-3/4          15-1/8
          Third                                26-3/8            19-1/2              45-3/4          17-3/4
          Fourth                               25-1/2            18-1/4              33-3/4          23-7/8

As of March 18, 1998, there were 702 owners of record of Registrant's Common Stock.

Registrant paid cash dividends of $.05 per share in each of the years 1998 and 1997. Two and one-half cents per share was paid in June and December of each year.


ITEM 6.  SELECTED FINANCIAL DATA

                            Years Ended December 31
                        (In thousands of dollars, except
                               per share amounts)

                                1998            1997            1996      1995            1994
Operating Revenues,
Including Interest
  Income                       $52,882 (1)     $40,986 (2)     $18,960   $19,554         $16,943
Net Income                       3,139 (1)       3,032 (2)       1,685       434 (3)       1,527
Total Assets                    73,014          63,693          47,369    45,203          44,920
Long-term Debt                   1,875           3,925           1,800     1,800           1,950
Stockholder's Equity            42,705          40,488          37,732    36,969          36,758
Income Per Share                  0.25 (1)        0.24 (2)        0.13      0.03 (3)        0.12
Cash Dividends
  Declared and Paid
  Per Share                       0.05            0.05            0.05      0.05            0.05

(1) Includes receipt of one time payment of $4,250,000 ($2,569,000 net of tax, or $0.20 per share) from the sale of land to Northrop-Grumman. This land was previously leased to Northrop.

(2) Includes receipt of one time payment of $2,050,000 ($1,353,000 net of tax, or $.11 per share) from a pipeline company for the acquisition of easement rights.

(3) Net income from continuing operations was reduced by $400,000 ($240,000 after tax or $.02 per share) due to the charge-off of almond trees destroyed by 1995 winter storms.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Throughout Item I-"Business," Item 2-"Properties," Item 3-"Legal Proceedings,"
Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A "Quantitative and Qualitative Disclosures About Market Risk," Registrant has made forward-looking statements regarding future developments in the cattle industry, the Registrant's plans for future plantings of permanent crops, future yields, prices and water availability for the Registrant's crops, future prices, production and demand for oil and other minerals, future development of the Registrant's property, potential losses to the Company as a result of pending environmental proceedings and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and Registrant's own outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather and market and economic forces) and, with respect to the Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that actual future events will be consistent with the forward-looking statements made in this Annual Report.

Overview

In January 1997, Registrant implemented a new strategic plan that sets out a broad strategy for enhancing shareholder value. Specifically, the plan focuses on development and making more productive use of Registrant's largest and most valuable asset, its 270,000-acre land holding, and increasing revenue and net income in the three core businesses of real estate, livestock, and farming.

Registrant intends to focus on increasing revenues and net income by continuing to develop its significant land holding and by expanding its core business lines. Currently, Registrant is working to take advantage of existing resources and market conditions as well as to anticipate and create future market trends and demand. Part of this effort includes evaluating Registrant's land and water resources to ensure that the resources essential for growing the core businesses are available when and where needed. In the future, Registrant will continue to assess the feasibility of entering into complementary new related lines of business and refining or reconfiguring current core businesses to take advantage of opportunities presented and changing market conditions.

Results of Operations

As reflected in the accompanying financial statements, net income was $3,139,000 in 1998, $3,032,000 in 1997, and $1,685,000 in 1996.

Net income for 1998 increased when compared to 1997 due primarily to increased sales within the Livestock Division and the Real Estate Division.

Net income for 1997 increased when compared to 1996 due to higher operating profits within the Livestock Division, and increased easement sales within the Real Estate Division. Changes in revenues and expenses of Registrant's industry segments for years 1998 and 1997 are summarized below.

Real Estate. Real Estate net operating income of $2,943,000 in 1998 is $1,940,000 greater than 1997 net operating income. This increase in net operating income during 1998 was due primarily to the sale of 1,400 acres of previously leased land to Northrop-Grumman, which resulted in a gain of $4,250,000 ($2,569,000 net of tax). In addition to the sale of land, real estate revenues increased approximately $250,000 due to increased lease revenues and the sale of land for a pump station to Pacific Pipeline. These increases in revenue are partially offset by higher fixed water costs and the recording in 1997 of a one time payment of $2,050,000 related to the acquisition of easement rights by a pipeline company. Fixed water costs increased due to the cost of additional water entitlement and water banking charges.

In future years the Real Estate Division could continue to see an increase in costs primarily related to professional service fees and staffing costs as Registrant continues to increase its real estate activities and pursue development opportunities. Registrant will also continue to evaluate land resources to determine the highest and best uses for its land holdings. Future sales of land, as in 1998, are dependent on market circumstances and specific opportunities. Registrant's goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, and residential programs.

See Part I, Item 1, "Business - Commercial and Land Use" for a further discussion of 1998 and 1999 activity and future planning activities.

Real Estate operating profits of $1,003,000 in 1997 is a $1,844,000 increase when compared to 1996's operating loss. The increase during 1997 is due primarily to the receipt of a one time payment of $2,050,000 ($1,353,000 net of tax) in revenue from a pipeline company for the acquisition of easement rights. This increase is partially offset by higher professional service and planning fees ($154,000) and higher staffing costs ($75,000). Professional service fees increased due to market evaluations being conducted to determine the feasibility of developing a destination land use at Grapevine Center and a rural ranch estates program. Staffing costs increased due to the hiring of a new Vice President of Real Estate.

Livestock. Livestock net operating profits of $1,094,000 in 1998 is $405,000 less than 1997 net operating income. The decrease when compared to 1997 is primarily attributable to reduced cattle prices throughout 1998 that reduced the net margins on cattle sold. Net margins at Champion Feeders, Registrant's feedlot, were also reduced due to increased feed inventory costs. Cattle sales revenue increased approximately $4,000,000 during 1998 due to 7,560 additional head of cattle being sold. On a comparable basis with 1997 sales, the increase in 1998 cattle sales revenues was less than it should have been due to lower cattle prices throughout 1998 and the moving of sales scheduled for November and December 1998 to February 1999 to take advantage of improving market conditions. Revenues at the feedlot increased approximately $6,200,000 in 1998 when compared to 1997 due to owning Champion Feeders for the entire year of 1998, increased average occupancy in the feedlot during July and August 1998, and the sale of cattle as to which the feedlot was in partnership with customers of the feedlot. Champion Feeders was purchased March 10, 1997. These increases in revenues were more than offset by an increase in the cost of sales on cattle sold and to increased feedlot expenses. Cost of sales of cattle increased primarily due to the increase in the number of cattle sold and to a slight increase in costs due to owning the cattle for longer periods of time. Feedlot expenses increased approximately $6,500,000 when compared to 1997 due to the timing of the purchase of the feedlot during 1997, increased feed inventory costs and to cost of sales related to cattle sold as described above.

Registrant, with the purchase of the feedlot in 1997, changed its operating procedures and now continues to own cattle through the feedlot phase in order to have more direct control over the quality of beef the cattle are producing. By holding the cattle for a longer period of time, the weights on the cattle will increase and Registrant will receive more for the animals but the cost of sales will also increase due to the cost of feeding for the additional period of ownership.

Registrant continued to use the futures and options markets to protect the future selling price of cattle and purchase prices of feed throughout 1998. Without the ability to manage cattle and feed positions during 1998, Registrant's net operating income from livestock would have been $485,000 less. During 1997, due to the increase in cattle prices throughout most of that year, Registrant recognized approximately $360,000 in losses on hedge positions. Many of the gains from these activities in 1998 were due to the decline of cattle prices during 1998, especially during the first half of the year. Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allows Registrant to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. The risk in managing cattle prices is that in those years that prices increase the hedge may limit or cap potential gains from the increase in price and the risk in managing feed costs is that it can add additional costs for feed if grain prices fall dramatically.

Cattle prices during 1998 were depressed due to the supply of cattle held in feedlots and to lower export sales. With beef being the largest dollar agricultural export and Asia receiving much of the beef exported, prices fell significantly beginning in December 1997 and throughout the first five months of 1998. Not only did prices decline in the beef market, but prices for hides, which are used in the production of leather, also declined. Hide prices declined almost 30% over this time period. Continued periods of declining cattle placement in United States feedlots may result in tightening supplies relative to demand, even with the reduced demand from Asia and other parts of the world. The effect of this could be improving prices during 1999, but the prices may still be lower than might normally be the case due to continued pressure on exports.

On March 10, 1997, Registrant purchased the assets of Champion Feeders, a feedlot that is located in western Texas. Registrant will operate this feedlot for its use as well as that of other customers who want to feed cattle. The feedlot was purchased for $3.5 million, has a cattle head capacity of 35,000 and covers approximately 650 acres. Registrant believes that by controlling the feeding phase of its cattle before sending them to packing houses, a better quality product will be produced providing higher margins to Registrant. In connection with the purchase of the feedlot Registrant began a program in 1997 to expand the cattle herd. At December 31, 1998, Registrant had 36,701 head of cattle, which is approximately 6,000 head more than in 1997. This will allow Registrant to provide additional cattle for the feedlot operation and potentially increase the earnings from its cattle operations. Registrant also became involved in a strategic alliance during 1998 with other select producers and a packer to produce a high-grade beef product to be sold to steak restaurants and higher end grocery stores. The strategic alliance was formed in order for the producers of cattle to gain higher margins on the beef they produce and sell.

Livestock net operating income of $1,499,000 in 1997 was an increase of $1,087,000 when compared to 1996 net operating income. The growth in net operating income was due primarily to an increase in cattle sales revenue ($5,972,000) and net operating income provided by the cattle feedlot that was purchased early in 1997 ($801,000). These favorable variances were partially offset by an increase in cost of sales on cattle sold of approximately $5,386,000. Cattle sales revenue grew during 1997 due to an increase in volume of cattle sold, and higher prices on the cattle sold. During 1997 3,115 additional head of cattle were sold and the weights at which the cattle were sold averaged approximately 300 pounds per head greater than in 1996. Cost of sales increased due to owning the cattle for longer periods of time during 1997 than in past years.

See Part I, Item 1 -"Business-Livestock Operations" for a further discussion of Registrant's livestock operations for 1998 and future expectations.

Farming. Net operating income within the Farming Division was $2,269,000, a decrease of $358,000 when compared to 1997 net operating income. The decrease in 1998 net operating income is due to lower grape revenues ($1,086,000) and pistachio revenues ($641,000), and higher fixed water costs ($337,000). These unfavorable variances were partially offset by higher almond revenues ($641,000), an increase in farming lease payments ($429,000), and lower cultural costs ($261,000).

Registrant's almond production increased 33% despite poor weather during the spring, due primarily to the increase in production from newer almond plantings. Revenues from almonds also reflect higher estimated prices than the prior year due to the lower statewide crop and a minimal inventory carryover from the prior year. The combination of increased production and higher estimated prices led to almond revenues increasing approximately 49% in 1998. Grape yields in 1998 declined 17% when compared to 1997, which caused grape revenues to decline 16% when compared to 1997. Pistachio production fell 27% during 1998 due to weather related factors during the spring. Due to the reduction in yield, pistachio revenues fell 26% when compared to 1997. Walnut production increased during 1998 but revenues remained flat when compared to 1997 due to lower prices on walnuts. Walnut prices declined due to the high inventory levels at the beginning of 1998.

Overall crop production from Registrant's farming operation was greater than 1997 levels but less than expected due to winter and spring storms during the pollination and bloom period for the crops. Statewide throughout California production on average was down due to weather factors. This reduction in statewide production kept the prices received on most 1998 crops higher than might otherwise be expected. Industry expectations are that statewide nut crop yields should continue to improve, which may negatively impact prices. In addition, industry projections show a continuation of new almond and pistachio plantings that could impact prices once full production begins. Within the grape industry there continues to be new land developed, which could begin to depress prices in the future once all new developments are in full production. Pricing pressure on grapes did begin during 1997 and 1998 due to improving production and should continue through 1999. All of Registrant's crops are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices. For a further discussion of the 1998 farming year refer to Part I, Item 1 -
"Business - Farming Operations".

Farming operating profits of $2,627,000 in 1997 were $507,000 less than 1996 operating profits. The decline in 1997 operating profits was due to a drop in almond revenues ($1,069,000), lower walnut revenues ($377,000) and higher cultural costs ($940,000). These unfavorable variances were partially offset by increased grape revenues ($980,000), the receipt in 1997 of revenues associated with the 1996 almond and grape crops ($693,000) and lower fixed water costs ($240,000).

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

Resource Management. Resource Management operating profits of $961,000 in 1998 were $367,000, or 28% below 1997 operating profits. The decrease in operating profits during 1998 is due to lower revenues from oil and gas royalties, increased staffing costs and to increases in the costs related to the annual quarter horse events. These unfavorable variances were partially offset by an increase in revenues from the equestrian program. Oil and gas royalties continue to decline due to lower prices for crude oil and a decline of exploration activities on ranch lands. The Resource Management division has been very profitable over the last several years. However, oil and gas royalties are expected to be adversely affected over the next few years by the fact than little or no new oil and gas exploration is taking place on Registrant's lands and oil prices, are expected to stay depressed as they were throughout 1998. Registrant does expect royalties from cement production to grow over the next year due to increased construction activity and to the cement manufacturing plant being renovated and production capacity being increased but only if economic conditions continue to be favorable for the construction industry. See Part I, Item 1 - "Business - Resource Management", for a further discussion of 1998 activities and future expectations.

Resource Management net operating income of $1,328,000 in 1997 was $28,000, or 2% below 1996 net operating income. The decrease in net operating income during 1997 was due to lower revenues from oil and gas royalties, increases in professional service fees and an increase in staffing costs. These unfavorable variances were partially offset by increased sand/rock aggregate royalties, cement royalties, and game management permits. Oil and gas royalties declined due to lower prices for crude oil. Professional service fees and staffing costs increased due to the ongoing monitoring of the activities of oil and gas lessees and monitoring of environmental activities at the National Cement lease site. Sand/rock and cement royalties increased during 1997 due to the growth of construction within Southern California and Kern County. Game management permit revenues increased due to an expansion of services offered and an increase in hunting programs.

Interest. Interest income of $1,001,000 fell $158,000 when compared to 1997 interest income. The decrease in interest income was due to lower interest rates and the continuing growth of Registrant that resulted in a $3,895,000 decrease in funds invested. Invested funds declined due to the continued growth of the cattle herd, capital expenditures, payment of dividends and the financing of greater receivables and inventories.

Interest income declined to $1,159,000 during 1997 from $1,308,000 in 1996 due to a $3,000,000 reduction in funds invested. Investment funds declined due to the purchase of the feedlot, capital expenditures, an increase in the cattle herd, payment of dividends and the financing of greater receivables and inventories.

Interest expense during 1998 was $1,065,000, an increase of $318,000 over interest expense in 1997. The increase in interest expense is due to the short-term funding of the cattle inventory as well as funding the continuing growth in the cattle herd and to infrastructure and construction costs related to development at the Tejon Industrial Complex. The short-term funding of infrastructure costs will be replaced in 1999 with longer-term debt, but interest costs related to this expense will remain in 1999. See Note 5 to the Audited Consolidated Financial Statements for a further description of short-term and long-term debt.

Interest expense for 1997 was $747,000, an increase of $452,000 over 1996. The growth in interest expense was due to the addition of long-term debt associated with the purchase of the cattle feedlot ($2,375,000 outstanding at December 31, 1997) and the short-term funding of the growth in the cattle herd. The feedlot also borrows on a short-term basis to provide cattle and feed financing for its outside customers. The cost of this borrowing approximates the lending bank's prime interest rate. The feedlot then charges its customers the bank's prime interest rate plus one to one and one-half percent for any financing it does.

Corporate Expenses. Corporate expenses during 1998 were $2,581,000, an increase of $235,000 when compared to 1997 corporate expenses. The increase in 1998 is due primarily to an increase in staffing costs. This increase in staffing costs is tied primarily to a change in Registrant's short-term incentive compensation program. Partially offsetting this increase in staffing costs was a reduction in professional service fees.

Corporate expenses for 1997 were $2,346,000, an increase of $80,000 when compared to 1996 corporate expenses. The increase is due to higher professional service charges and staffing costs. Staffing costs increased due to the fact that Registrant's new Chief Executive Officer joined Registrant in May 1996 and served the full year of 1997. Professional service fees increased due to costs associated with consulting contracts with an investment banking firm.

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

Impact of Accounting Change. Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, nor did it affect the disclosure of segment information previously or currently provided by the Company. See Note 12 to the accompanying consolidated financial statements.

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no impact on the Company's net income. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation adjustments and defined benefit minimum liability adjustments, to be included in other comprehensive income.

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement plans. It does not change the measurement or recognition of those plans. Adoption of this statement had no impact on the financial results or financial condition of the Company.

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133 (Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 standardizes accounting for all derivative contracts and requires that all derivative contracts be reported in the consolidated balance sheet at fair value. Derivatives meeting certain specific requirements can be designated as hedges and the special accounting of SFAS 133 applied. Unrealized gains and losses on derivatives not designated as hedges are reported in the statement of income.

Management has elected to not designate its futures and option contracts as hedges. Accordingly, the Company reported a $130,000, net of tax of $70,000, cumulative effect adjustment.

Impact of Year 2000. Many older computer hardware, software and imbedded micro controllers are designed to read and store dates using only the last two digits of the year. As a result they cannot correctly interpret dates beyond the year 1999. If not corrected, this problem could cause processing errors or computer system failures that materially adversely affect Registrant.

During early 1997 Registrant initiated a review of all its financial and accounting systems and implemented a conversion plan involving the acquisition of new hardware and software that read and store dates in four digits. This conversion was completed in 1997 at a cost of approximately $200,000, of which approximately $90,000 was for the purchase of new software and consulting services relating to the conversion. These expenditures were capitalized and are being depreciated over a three year useful life. The funds were provided by operations, including use of Registrant's short-term line of credit. Registrant has conducted limited testing of the new system and believes that it will function effectively when the dates beyond the year 1999 are processed.

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

Registrant has communicated with and is communicating with all significant suppliers, customers, financial institutions, utilities, and other third parties upon which it is dependent to determine the extent to which Registrant's business operations are vulnerable the failure of those parties to correct their own Year 2000 problems. Although all responses received to date have been satisfactory, Registrant has not completed this phase of its Year 2000 readiness program. Registrant does not intend to independently test or verify which third parties correct their Year 2000 problems.

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

Financial Condition. Registrant's cash, cash equivalents and short-term investments totaled approximately $18,237,000 at December 31, 1998, an increase of $80,000 from the corresponding amount at the end of 1997. Working capital at the end of 1998 was $19,768,000, which is approximately $4,800,000 less than working capital at the end of 1997. Registrant has a revolving line of credit of $13,700,000 that as of December 31, 1998, had a balance of $13,155,000 bearing interest at the rate of 7.75%, which floats with changes in the lending bank's prime interest rate. In addition, Registrant has an outstanding short-term borrowing with an investment banking firm with a balance of $5,308,000 at December 31, 1998 at an interest rate of 5.75%. Registrant's feedlot also has a short-term revolving line of credit for the feedlot with a local bank for $4,000,000 with an outstanding balance at December 31, 1998 of $1,536,000, with an interest rate approximating the bank's prime lending rate of 7.75% which floats with changes in the lending bank's prime interest rate. The revolving lines of credit are used as short-term cash management tools and for the financing of customer cattle and feed receivables at the feedlot. The use of short-term credit has grown when compared to 1997 due to increases in inventories as a result of the growth of Registrant's core business lines, and to the funding of infrastructure construction costs on a short-term basis.

The principal uses of cash and cash equivalents during 1998, 1997, and 1996 consisted of capital expenditures, expansion of the cattle herd, purchase of the cattle feedlot, purchase of land, payments of long-term debt, the payment of dividends and the financing of greater receivables and inventories.

The accurate forecasting of cash flows by Registrant is made difficult due to the fact that commodity markets set the prices for the majority of Registrant's products and the fact that the cost of water changes significantly from year to year as a result of changes in its availability. Registrant, based on its past experience, believes it will have adequate cash flows over the next twelve months to fund internal operations.

During 1999, $10,705,000 has been budgeted for capital expenditures, which includes new equipment and improvements to existing facilities. Registrant is currently expanding its farming operations with the planting of additional almonds completed in early 1999, will continue the expansion of the cattle herd, and is investing approximately $7,000,000 in the infrastructure and off-site improvements related to the Tejon Industrial Complex. These new projects have been and will be funded from current cash resources and Registrant's excess borrowing capacity.

Registrant has traditionally funded its growth and capital additions from internally generated funds. Management believes that the combination of short-term investments, excess borrowing capacity, and capital presently available to it will be sufficient for its near term operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK:

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of Registrant due to adverse changes in financial or commodity market prices or rates. Registrant is exposed to market risk in the areas of interest rates and commodity prices.

Financial Market Risks

Registrant is exposed to financial market risks, including changes to interest rate and credit risk related to marketable securities, interest rate related to its own outstanding indebtedness and trade receivables.

The primary objective of Registrant's investment activities is to preserve principal while at the same time maximizing yields while prudently managing risk. To achieve this objective and limit interest rate exposure, Registrant limits its investments to securities with a maturity of less than five years to limit interest rate exposure and with an investment grade of A or better from Moody's or Standard and Poors to minimize credit risk. In addition, market value changes due to interest rate changes are minimized because a large portion of the portfolio has interest rates that float and are reset on a quarterly basis. See Note 2, Marketable Securities, of Notes to Consolidated Financial Statements.

Registrant is exposed to interest rate exposure on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate is tied to the lending bank's prime rate, and changes when that rate changes. The long-term debt has a fixed interest rate and the fair value of the long-term debt will change based on interest rate movements in the market. Registrant typically does not attempt to reduce or eliminate its exposure on this debt through the use of any financial instrument derivatives. Registrant manages its interest rate exposure through negotiation of the terms.

Registrant's credit and market risk related to its inventories and receivables ultimately depends on the value of the cattle, almonds, grapes, pistachios, and walnuts at the time of payment or sale. Based on historical experience with current customers and periodic credit evaluations of its customers' financial condition, Registrant believes its credit risk is minimal. Market risk is discussed below in commodity price exposure.

The following table provides information about Registrant's financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

                                               Interest Rate Sensitivity
                                                 Financial Market Risks
                                         Principal Amount by Expected Maturity
                                                                                                                    Fair
                                                                                                                    Value
                      1999         2000         2001         2002         2003    There-after        Total        12/31/98
                  ----------    ---------    ---------    ---------    ---------  -----------      ---------     ----------
Assets:
  Marketable
    Securities     5,885,000    2,939,000    2,662,000    1,747,000          ---        ---       13,233,000    13,294,000
  Average
    Interest
    Rate                6.92%        5.93%        5.81%        6.40%                                    6.41%

Liabilities
  Short-term
    Debt          19,999,000          ---          ---          ---          ---        ---       19,999,000    19,999,000
  Average
    Interest
    Rate                7.38%         ---          ---          ---          ---        ---             7.38%

  Long-term
    Debt             250,000      250,000      250,000      250,000    1,125,000        ---        2,125,000     2,125,000
  Average
    Interest
    Rate                8.57%        8.57%        8.57%        8.57%        8.57%       ---             8.57%


In comparison to the prior year Registrant's risks in regards to fluctuations in interest rates has increased overall due to the growth in the use of short-term lines of credit that fluctuate with the bank's prime lending rate. The use of short-term debt increased approximately $8.0 million in 1998. Changes in interest rates in 1998 had the same effect under the terms of the debt instruments outstanding as they had in 1997.

Commodity Price Exposure

Registrant has exposure to adverse price fluctuations associated with certain inventories, gross margins, accounts receivables, and certain anticipated transactions in its Livestock and Farming Divisions. Commodities such as corn and cattle are purchased and sold at market prices that are subject to volatility. In order to manage the risk of market price fluctuations, Registrant enters into various exchange-traded futures and option contracts. Registrant closely monitors and manages its exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged.

Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allow Registrant to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. See Note 7, Commodity Contracts Used to Manage Risk of Notes to Consolidated Financial Statements. Gains on future contracts and options as of December 31, 1998 were $485,000 as compared to the approximately $360,000 in losses at December 31, 1997. The change is primarily due to a decline in cattle prices during 1998, which caused future contracts and options to be repriced which created gains on the derivative positions. These gains partially offset the decline in prices received on the sale of cattle.

Inventories consist primarily of cattle for sale and price fluctuations are managed with futures and options contracts. See table below for contracts outstanding at year-end. Registrant is at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At December 31, 1998 approximately 65% of the cattle held in inventory or 19,228 head of cattle were not protected by futures and options for price movement. This compares to 21,082 head of cattle at December 31, 1997. The 1998 number of head of cattle equates to approximately
11.5 million pounds of beef. For each $.01 per pound change in price, Registrant has a potential exposure of $115,000 in future value. Although the price which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.68 per pound and the current market price is $.66 per pound.

With respect to accounts receivable, the amount at risk relates to almonds and pistachios. These receivables are recorded at estimates of the prices that ultimately will be received for the crops. The final price is not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at December 31, 1998, only $1,236,000 is at risk to changing prices of almonds and $122,000 is at risk to changing prices of pistachios. The comparable amounts of accounts receivable at December 31, 1997 were $1,734,000 and $735,000, respectively. The price estimated for recording accounts receivable at December 31, 1998 was $1.85 per pound for almonds. For every $.01 change in the price of almonds Registrant's receivable for almonds increases or decreases by $14,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.54 to $2.26. With respect to pistachios, the price estimated for recording the receivable was $1.17 per pound, each $.01 change in the price increases or decreases the receivable by $8,000 and the range of final prices over the last three years has been $.92 to $1.17.

The following table identifies the future contract amounts and options contract costs outstanding at December 31, 1998.

                                                                         Original                  Estimated
            Commodity Future/Option                    No.             Contract/Cost              Fair Value
                  Description                       Contracts          (Bought) Sold             (Bought) Sold
------------------------------------------------------------------------------------------------------------------
Cattle futures bought
50,000 lbs. per contract                               20                $(710,000)                 $694,000

Cattle options bought
40,000 lbs. per contract                              130                $ (72,000)                 $ 89,000

Cattle options sold
40,000 lbs. per contract                              130                $  42,000                  $ (6,000)

The above futures contracts and options contracts expire between January 1999 and April 1999. Estimated fair value at settlement is based upon quoted market prices at December 31, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted in a separate section of this Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information as to the directors of Registrant is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1999 Annual Meeting of Stockholders. Information as to the Executive Officers of Registrant is set forth in Part I,
Item 1 under "Executive Officers of Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1999 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1999 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 1999 Annual Meeting of Stockholders.

                                    PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K.

          (a)  Documents filed as part of this report:                 Page Number
               ---------------------------------------                 -----------

          1.   Consolidated Financial Statements:
               ----------------------------------

               1.1        Report of Independent Auditors                     39

               1.2        Consolidated Balance Sheets-
                          December 31, 1998 and 1997                         40

               1.3        Consolidated Statements of Income -
                          Years Ended December 31, 1998, 1997
                          and 1996                                           42

               1.4        Consolidated Statements of Stockholders'
                          Equity - Three Years Ended
                          December 31, 1998                                  43

               1.5        Consolidated Statements of Cash Flows -
                          Years Ended December 31, 1998, 1997
                          and 1996                                           44

               1.6        Notes to Consolidated Financial
                          Statements                                         45

          2.         Supplemental Financial Statement Schedules:
                     -------------------------------------------

                     None.

          3.         Exhibits:
                     ---------

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


                     10.3       Lease Agreement for Mr. San Olen            **

                     10.4       Asset Purchase Agreement dated
                                March 10, 1997 for purchase of feedlot
                                assets                                      ***

                     10.5       Petro Travel Plaza Operating Agreement      ****

                     10.6       Amended and Restated Stock Option Agreement
                                Pursuant to the 1992 Employee Stock Incentive
                                Plan                                        ****

                     10.7       Severance Agreement                         ****

                     10.8       Director Compensation Plan                  ****

                     10.9       Non-Employee Director Stock Incentive Plan  ****

                     10.9(1)    Stock Option Agreement Pursuant to the
                                Non-Employee Director Stock Incentive Plan  ****

                     10.10      1998 Stock Incentive Plan                   ****

                     10.10(1)   Stock Option Agreement Pursuant to the 1998
                                Stock Incentive Plan                        ****

                     10.11      Employment Contract - Robert L. Stine       ****

                     21         List of Subsidiaries of Registrant          63

                     23         Consent of Ernst & Young LLP                64

                     27         Financial Data Schedule (Edgar)             65

(b)       Report on Form 8-K filed during the last quarter of the period
          ------------------
          covered by this report:

          None

(c)       Exhibits
          --------
   * This document, filed with the Securities Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to Registrant's Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

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

**** This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under item 14 to Registrant's Annual Report on Form 10-K for year ended December 31, 1997, is incorporated herein by reference.

Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TEJON RANCH CO.


DATED:  March 25, 1999                   BY: /s/ Robert A. Stine
                                             ---------------------------------
                                         Robert A. Stine
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


DATED:  March 25, 1999                   BY: /s/ Allen E. Lyda
                                             ---------------------------------
                                         Allen E. Lyda
                                         Vice President, Finance & Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                                     Capacity                 Date
--------------------------------------------------------------------------------
/s/ Otis Booth, Jr.
----------------------------------------  Director                March 16, 1999
Otis Booth, Jr.

/s/ Craig Cadwalader
----------------------------------------  Director                March 16, 1999
Craig Cadwalader

/s/ Dan T. Daniels
----------------------------------------  Director                March 16, 1999
Dan T. Daniels

/s/ Rayburn S. Dezember
----------------------------------------  Director                March 16, 1999
Rayburn S. Dezember

/s/ Norman Metcalfe
----------------------------------------  Director                March 16, 1999
Norman Metcalfe

/s/ Robert Ruocco
----------------------------------------  Director                March 16, 1999
Robert Ruocco

/s/ Kent Snyder
----------------------------------------  Director                March 16, 1999
Kent Snyder

/s/ Geoffrey Stack
----------------------------------------  Director                March 16, 1999
Geoffrey Stack

/s/ Robert A. Stine
----------------------------------------  Director                March 16, 1999
Robert A. Stine

/s/ Martin Whitman
----------------------------------------  Director                March 16, 1999
Martin Whitman


                          Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2),(c) and (d)

        List of Financial Statements and Financial Statement Schedules

                             Financial Statements

                               Certain Exhibits

                         Year Ended December 31, 1998

                                Tejon Ranch Co.

                               Lebec, California

                       Form 10-K - Item 14(a)(1) and (2)

                        Tejon Ranch Co. and Subsidiaries

        Index to Financial Statements and Financial Statement Schedules


ITEM 14(a)(1) - FINANCIAL STATEMENTS
------------------------------------

The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:

                                                            Page
                                                            ----
     Report of Independent Auditors                           39
     Consolidated Balance Sheets -
         December 31, 1998 and 1997                           40
     Consolidated Statements of Income -
         Years Ended December 31, 1998, 1997 and 1996         42
     Consolidated Statements of Stockholders' Equity -
         Three Years Ended December 31, 1998                  43
     Consolidated Statements of Cash Flows -
         Years Ended December 31, 1998, 1997 and 1996         44
     Notes to Consolidated Financial Statements               45


ITEMS 14(a)(2) - FINANCIAL STATEMENT SCHEDULES
----------------------------------------------

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Report of Independent Auditors


Stockholders and Board of Directors
Tejon Ranch Co.

We have audited the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."



                                         ERNST & YOUNG LLP


Los Angeles, California
February 23, 1999

                       Tejon Ranch Co. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                 December 31
                                                                             1998              1997
                                                                  -------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                           $   743,000       $   976,000
  Cash in escrow                                                        4,200,000               ---
  Marketable securities                                                13,294,000        17,189,000
  Accounts receivable                                                   7,359,000         8,448,000
  Inventories                                                          17,416,000        12,222,000
  Prepaid expenses and other current assets                               996,000         1,659,000
                                                                  ---------------------------------
Total current assets                                                   44,008,000        40,494,000



Property and equipment, net                                            27,553,000        21,778,000

Other assets:
  Breeding herd, net of accumulated depreciation of $155,000
      in 1998 and $134,000 in 1997                                      1,133,000         1,147,000
  Other assets                                                            320,000           274,000
                                                                  ---------------------------------
                                                                        1,453,000         1,421,000



                                                                  ---------------------------------
Total assets                                                          $73,014,000       $63,693,000
                                                                  =================================

See accompanying notes.

                                                                          December 31
                                                                          1998                1997
                                                            ---------------------------------------
Liabilities and stockholders' equity
Current liabilities:
    Trade accounts payable                                         $ 3,235,000         $ 2,889,000
    Other accrued liabilities                                          502,000             390,000
    Current deferred income                                             62,000             292,000
    Income taxes payable                                               192,000                 ---
    Short-term debt                                                 19,999,000          11,955,000
    Current portion of long-term debt                                  250,000             450,000
                                                                  ---------------------------------
  Total current liabilities                                         24,240,000          15,976,000

  Long-term debt, less current portion                               1,875,000           3,925,000

  Deferred income taxes                                              4,194,000           3,304,000



  Commitments and contingencies

  Stockholders' equity:
    Common Stock, $.50 par value per share:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 12,691,253 in 1998
         and 12,685,994 in 1997                                      6,346,000           6,343,000
    Additional paid-in capital                                         382,000             385,000
    Unrealized gains on available-for-sale
      securities, net of taxes                                          37,000             109,000
    Defined benefit plan funding adjustment, net of taxes             (216,000)                ---
    Retained earnings                                               36,156,000          33,651,000
                                                                  ---------------------------------
  Total stockholders' equity                                        42,705,000          40,488,000
                                                                  ---------------------------------
  Total liabilities and stockholders' equity                       $73,014,000         $63,693,000
                                                                  ================================

See accompanying notes.

                        Tejon Ranch Co. and Subsidiaries

                       Consolidated Statements of Income

                                                                 Year Ended December 31
                                                            1998               1997              1996
                                              -------------------------------------------------------
 Revenues:
   Real Estate                                       $ 5,742,000        $ 3,403,000       $ 1,464,000
   Livestock                                          34,871,000         24,555,000         4,573,000
   Farming                                             8,671,000          9,173,000         9,107,000
   Resource Management                                 2,597,000          2,696,000         2,508,000
   Interest income                                     1,001,000          1,159,000         1,308,000
                                              -------------------------------------------------------
                                                      52,882,000         40,986,000        18,960,000

 Costs and expenses:
   Real Estate                                         2,799,000          2,400,000         2,305,000
   Livestock                                          33,777,000         23,056,000         4,161,000
   Farming                                             6,402,000          6,546,000         5,973,000
   Resource Management                                 1,636,000          1,368,000         1,152,000
   Corporate expenses                                  2,581,000          2,346,000         2,266,000
   Interest expense                                    1,065,000            747,000           295,000
                                              -------------------------------------------------------
                                                      48,260,000         36,463,000        16,152,000
                                              -------------------------------------------------------
 Income before income taxes                            4,622,000          4,523,000         2,808,000
 Income taxes                                          1,613,000          1,491,000         1,123,000
                                              -------------------------------------------------------
 Income before cumulative effect of
 a change in an accounting principle                   3,009,000          3,032,000         1,685,000

 Cumulative effect of a change in an
  accounting principle (net of taxes of
  $70,000)                                               130,000                ---               ---
                                              -------------------------------------------------------
 Net Income                                          $ 3,139,000        $ 3,032,000       $ 1,685,000
                                              =======================================================

 Income per share before cumulative effect of
  a change in accounting principle, basic            $      0.24        $       ---       $       ---
                                              -------------------------------------------------------

 Income per share before cumulative effect of
  a change in accounting principle, diluted          $      0.24        $       ---       $       ---
                                              -------------------------------------------------------
 Net income per share, basic                         $      0.25              $0.24             $0.13
                                              =======================================================
 Net income per share, diluted                       $      0.25              $0.24             $0.13
                                              =======================================================

 See accompanying notes.

                        Tejon Ranch Co. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                      Three years ended December 31, 1998


                                                     Additional    Accumulated Other
                                         Common        Paid-In       Comprehensive    Retained
                                          Stock        Capital           Income       Earnings        Total
                                    --------------------------------------------------------------------------

Balance January 1, 1996                 $6,341,000     $387,000     $   39,000      $30,202,000    $36,969,000
  Net income                                   ---          ---            ---        1,685,000      1,685,000
Defined benefit plan funding
  Adjustments, net of
  taxes of $170,000                            ---          ---       (256,000)             ---       (256,000)
Changes in unrealized gains (losses)
  on available-for-sale securities,
  net of taxes of $21,000                      ---          ---        (32,000)             ---        (32,000)
                                                                                                   -----------
Comprehensive Income                           ---          ---            ---              ---      1,397,000
                                                                                                   -----------
Cash dividends paid-
  $.05 per share                               ---          ---            ---         (634,000)      (634,000)
                                   ---------------------------------------------------------------------------
Balance December 31, 1996                6,341,000      387,000       (249,000)      31,253,000     37,732,000

  Net Income                                   ---          ---            ---        3,032,000      3,032,000

Defined benefit plan funding
  Adjustments, net of taxes of                 ---          ---        256,000              ---        256,000
  $170,000
Changes in unrealized gains (losses)
  On available-for-sale securities,
  net of taxes of $73,000                      ---          ---        102,000              ---        102,000
                                                                                                   -----------
Comprehensive Income                           ---          ---            ---              ---      3,390,000
                                                                                                   -----------
Exercise of stock options                    2,000       (2,000)           ---              ---            ---

Cash dividends paid-
  $.05 per share                               ---          ---            ---         (634,000)      (634,000)
                                    --------------------------------------------------------------------------
Balance, December 31,1997                6,343,000      385,000        109,000       33,651,000     40,488,000

Net Income                                     ---          ---            ---        3,139,000      3,139,000

Defined benefit plan funding
  Adjustments, net of taxes
  of $133,000                                  ---          ---       (216,000)             ---       (216,000)
Changes in unrealized gains (losses)
  on available-for-sale securities,
  net of taxes of $49,000                      ---          ---        (72,000)             ---        (72,000)
                                                                                                   -----------
Comprehensive Income                           ---          ---            ---              ---      2,851,000
                                                                                                   -----------
Exercise of stock options                    3,000       (3,000)           ---              ---            ---

Cash dividends paid -
   $.05                                        ---          ---            ---         (634,000)      (634,000)
                                    --------------------------------------------------------------------------
Balance, December 31,1998               $6,346,000     $382,000      ($179,000)     $36,156,000    $42,705,000
                                    --------------------------------------------------------------------------
See accompanying notes.

                        Tejon Ranch Co. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                  Year Ended December 31
                                                                            1998                   1997                 1996
                                                          ------------------------------------------------------------------
Operating Activities
-------------------
 Net Income                                                         $  3,139,000              3,032,000         $  1,685,000
 Items not affecting cash:
   Depreciation and amortization                                       1,998,000              1,729,000            1,221,000
   Deferred income taxes                                               1,049,000                585,000              134,000
   Gain from sale of land                                             (4,231,000)                   ---                  ---
   Losses on sales of investments                                            ---                  3,000                  ---
   Current deferred income                                              (230,000)                27,000             (208,000)
 Changes in certain current assets and current
  liabilities:
   Accounts receivable                                                 1,089,000             (4,145,000)             184,000
   Inventories                                                        (5,194,000)            (8,434,000)            (603,000)
   Prepaid expenses and other current assets                             685,000               (100,000)             (93,000)
   Trade accounts payable and other accrued liabilities                  432,000              2,222,000             (355,000)
   Income taxes payable                                                  192,000               (856,000)             592,000
                                                          ------------------------------------------------------------------
 Net cash provided by (used in) operating activities                  (1,071,000)            (5,937,000)           2,557,000

Investing Activities
--------------------
 Acquisition of Champion Feeders                                             ---             (3,874,000)                 ---
 Maturities of marketable securities                                   6,644,000              8,415,000            9,859,000
 Funds invested in marketable securities                              (2,870,000)            (5,310,000)          (9,784,000)
 Net change in breeding herd                                             (77,000)              (174,000)            (168,000)
 Funds from sale of land                                               4,250,000
 Cash in escrow                                                       (4,200,000)                   ---                  ---
 Property and equipment expenditures                                  (7,700,000)            (3,600,000)          (2,343,000)
 Other                                                                  (369,000)              (125,000)              36,000
                                                          ------------------------------------------------------------------
 Net cash (used in) investing                                         (4,322,000)            (4,668,000)          (2,400,000)

Financing Activities
--------------------
 Proceeds from revolving line of credit                               26,929,000             30,435,000           15,824,000
 Payments on revolving line of credit                                (18,885,000)           (21,288,000)         (14,698,000)
 Borrowing of long-term debt                                                 ---              2,500,000                  ---
 Repayment of long-term debt                                          (2,250,000)              (125,000)                 ---
 Cash dividends paid                                                    (634,000)              (634,000)            (634,000)
                                                          ------------------------------------------------------------------
 Net cash provided by financing activities                             5,160,000             10,888,000              492,000
                                                          ------------------------------------------------------------------
 Increase in cash and cash equivalents                                  (233,000)               283,000              649,000
 Cash and cash equivalents at beginning of year                          976,000                693,000               44,000
                                                          ------------------------------------------------------------------
 Cash and cash equivalents at end of year                           $    743,000           $    976,000         $    693,000
                                                          ------------------------------------------------------------------
Supplemental Disclosure of Noncash Investing and
 Financing Activities:
 Interest Paid (net of amounts capitalized)                         $  1,065,000           $    747,000         $    295,000
                                                          ==================================================================
 Income taxes paid                                                  $    232,000           $  1,317,000         $    531,000
                                                          ==================================================================
See accompanying notes.

                   Notes to Consolidated Financial Statements

                               December 31, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

Cash In Escrow

Cash in escrow consists of amounts held in an escrow account to facilitate a tax deferred exchange of real property which occurred subsequent to year end (see
Note 14). These amounts were released from the escrow account subsequent to year end and disbursed towards the acquisition price of the real property.

Marketable Securities

The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Company classifies all marketable securities as available-for-sale, which are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of comprehensive income in the consolidated statements of stockholders' equity.

Credit Risk

The Company grants credit to customers, principally large cattle purchasers, feedlot customers, co-ops, wineries, nut marketing companies, and lessees of Company facilities, all of which are located in California. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral.

During 1998, 1997 and 1996 the following customers accounted for more than 10% of the Company's consolidated revenues, Excel Meat Packing, a purchaser of cattle, (20% in 1998), Golden State Vintners (14% in 1997 and 21% in 1996), and Harris Ranch, a purchaser of cattle, (18% in 1996).

Farm Inventories

Costs of bringing crops to harvest are capitalized when incurred. Such costs are expensed when the crops are sold. Costs during the current year related to the next year's crop are capitalized and carried in inventory until the matching crop is harvested and sold. Farm inventories held for sale are valued at the lower of cost (first-in, first-out method) or market.

Cattle Inventories and Breeding Herd

Cattle raised on the Ranch are stated at the accumulated cost of developing such animals for sale or transfer to a productive function, and purchased cattle are stated at cost plus development costs. All cattle held for sale are valued at the lower of cost (first-in, first-out method) or market and are included in the caption inventories. Purchased bulls and cows included in the breeding herd and used for breeding are depreciated using the straight-line method over five to seven years.

Commodity Contracts Used to Manage Price Fluctuations

The Company enters into futures and option contracts to manage its exposure to price fluctuations on its stocker cattle and its cattle feed costs. The goal of the Company is to protect or create a future price for its cattle and feed that will provide a profit once the cattle are sold and all costs are deducted. Futures and options contracts are carried at market value with unrealized gains and losses recognized in the consolidated income statement.

Property and Equipment

Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis (presumed to be at cost) carried by the Company's predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Buildings and improvements are depreciated over a 10 year to 27.5 year life. Machinery and equipment is depreciated over a 3 year to 10 year life depending on the type of equipment. Vineyards and orchards are generally depreciated over a 20 year life with irrigation systems over a 10 year life. Oil, gas and mineral reserves have not been appraised, and accordingly no value has been assigned to them.

Vineyards and Orchards

Costs of planting and developing vineyards and orchards are capitalized until the crops become commercially productive. Interest costs and depreciation of irrigation systems and trellis installations during the development stage are also capitalized. Revenues from crops earned during the development stage are credited against development costs. Depreciation commences when the crops become commercially productive.

At the time crops are harvested and delivered to buyers and revenues are estimatable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company's fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments decreased farming revenue $168,000 in 1998, increased farming revenue $693,000 in 1997, and decreased farming revenue $129,000 in 1996.

The California Almond Board has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace. At December 31, 1998, 1997 and 1996, no such withholding was mandated.

Common Stock Options

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

Net Income Per Share

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the year (12,691,253 in 1998, 12,683,497 in 1997, and 12,682,244 in 1996). Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock for stock options using the treasury stock method (12,752,967 in 1998, 12,726,729 in 1997, and 12,683,760 in 1996). The weighted average of dilutive stock options were 61,714 in 1998, 43,232 in 1997, and 1,516 in 1996.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for its long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 1998, Management of the Company believes that none of its assets are impaired.

Sales of Real Estate

Revenues are recorded and profit is recognized when title has passed to the buyer and a minimum down payment has been received.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 1998, 1997 or 1996.

Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

New Accounting Pronouncements

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, nor did it affect the disclosure of segment information previously or currently provided by the Company. See Note 12 to the accompanying consolidated financial statements.

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no impact on the Company's net income. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation adjustments and defined benefit minimum liability adjustments to be included in other comprehensive income. The Company reflects its other comprehensive income as a component of consolidated stockholders' equity.

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement plans. It does not change the measurement or recognition of those plans. Adoption of this statement had no impact on the financial results or financial condition of the Company.

Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 standardizes accounting for all derivative contracts and requires that all derivative contracts be reported in the consolidated balance sheet at fair value. Derivatives meeting certain specific requirements can be designated as hedges and the special accounting of SFAS 133 applied. Unrealized gains and losses on derivatives not designated as hedges are reported in the statement of income.

Management has elected to not designate its futures and option contracts as hedges. Accordingly, the Company reported a $130,000, net of tax of $70,000, cumulative effect adjustment on the statement of income.


2.  MARKETABLE SECURITIES

Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

                                  1998                                        1997
                           ------------------------------------------------------------------------------
                                              Estimated Fair                               Estimated Fair
                                  Cost             Value                      Cost             Value
                           ------------------------------------------------------------------------------
Marketable Securities:
  U.S. Treasury
    and agency notes           $ 6,905,000         $ 6,961,000              $ 9,770,000        $ 9,947,000
  Corporate notes                6,328,000           6,333,000                7,237,000          7,242,000
                               $13,233,000         $13,294,000              $17,007,000        $17,189,000
                           ===============================================================================


As of December 31, 1998, the cumulative fair value adjustment to stockholders' equity is an unrealized gain on available-for-sale securities of $37,000, net of a tax expense of $24,000. The Company's gross unrealized holding gains equal $177,000, while gross unrealized holding losses equal $116,000. On December 31, 1998, the average maturity of U.S. Treasury and agency securities was one year and corporate notes was 1.6 years. Currently, the Company has no securities with a weighted average life of greater than five years. During 1998 and 1996, there were no gains or losses on the sale of securities. During 1997, the Company recognized losses of $3,000 on the sale of $2.0 million of securities, carried at historical costs adjusted for amortization and accretion.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company's investments in corporate notes are with companies with a credit rating of A or better.



3.      INVENTORIES

Inventories consist of the following at December 31:

                                                            1998                        1997
                                                  -------------------------------------------------
Cattle held for sale                                        $16,577,000                 $11,737,000
Farming inventories                                             326,000                         ---
Feed inventories                                                513,000                     485,000
                                                  -------------------------------------------------
                                                            $17,416,000                 $12,222,000
                                                  =================================================


4.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                              1998                     1997
                                                  -------------------------------------------------
Land and land improvements                                    $  4,311,000             $  4,040,000
Buildings and improvements                                      17,287,000               10,875,000
Machinery, water pipelines, furniture, fixtures,
and other equipment                                              6,455,000                6,480,000
Vineyards and orchards                                          17,339,000               16,478,000
                                                  -------------------------------------------------
                                                                45,392,000               37,873,000
Less allowance for depreciation                                (17,839,000)             (16,095,000)
                                                  -------------------------------------------------
                                                              $ 27,553,000             $ 21,778,000
                                                  =================================================


5.  LINE OF CREDIT AND LONG-TERM DEBT

The Company may borrow up to $13,700,000 on a short-term unsecured revolving line of credit at interest rates approximating the bank's prime rate (7.75% at December 31, 1998). The revolving line expires in September 1999. At December 31, 1998, there was $13,155,000 of outstanding debt under the line of credit agreement. The Company also has an outstanding short-term borrowing with an investment banking company, with an outstanding balance of

$5,308,000 at December 31, 1998, at an interest rate of 5.75%. The Company's feedlot also has a short-term revolving line of credit with a local bank for $4,000,000. The outstanding balance at December 31, 1998 was $1,536,000, with the interest rate approximating the bank's prime lending rate of 7.75%. On all short-term debt arrangements interest is payable monthly and principal is paid or borrowed on a daily basis as needed. The weighted average interest rate on short-term debt was 7.38 % for 1998.

At December 31, 1997, there was $5,897,000 of outstanding debt under an unsecured revolving line of credit of $6,000,000 with interest rates approximating the bank's prime lending rate of 8.25%. The Company also had an outstanding short-term borrowing with an investment banking company, with an outstanding balance of $4,827,000 at an interest rate of 6.50%. The Company's feedlot, Champion Feeders, also had a short-term revolving line of credit with a local bank for $4,000,000. The outstanding balance at December 31, 1997 was $1,231,000 with an interest rate approximating the banks' prime lending rate of 8.25%. The weighted average interest rate on short-term debt was 7.89% for 1997.

Long-term debt consists of the following at December 31:

                                                               1998                   1997
                                                    ---------------------------------------------
Notes payable to a bank                                          $2,125,000            $4,375,000
Less current portion                                               (250,000)             (450,000)
                                                    ---------------------------------------------
                                                                 $1,875,000            $3,925,000
                                                    =============================================

The current long-term note payable with an outstanding balance of $2,125,000 to a bank provides for interest at an average rate of 8.57% per annum, payable monthly, on amounts outstanding. Principal is payable quarterly in amounts of $62,500, with the remaining balance due December 31, 2003. Amounts borrowed are secured by land and assets of the acquired feedlot.

During 1997, there was a second note payable with an outstanding balance of $2,000,000 to a bank at an average rate of 7.70% per annum, payable monthly. Principal was payable in semi-annual installments of $100,000, with the remaining balance due September 1999. Amounts borrowed under the agreement were unsecured.

The amount of the line of credit and long-term debt instruments listed above approximate the fair value of the instruments.

Interest paid approximated interest expense incurred for each of the three years in the period ended December 31, 1998.

Maturities of long-term debt at December 31, 1998 are $250,000 from 1999 through 2002 and $1,125,000 in 2003.

6.  COMMON STOCK AND STOCK OPTION INFORMATION

The 1992 Stock Option Plan provides for the granting of options to purchase a maximum of 230,000 shares of the Company's common stock to employees, advisors, and consultants of the Company at 100% of the fair market value as of the date of grant. The compensation committee of the board of directors administers the plan. Since adoption of the plan in March 1992, options have been granted under the 1992 Stock Option Plan with 159,000 shares at an exercise price of $16 per share and 20,000 shares at an exercise price of $15 per share.

On April 7, 1997 options to purchase 159,000 shares were amended to lower the previously existing exercise price to $16.00 per share, which was the market price at the date of the amendment. These options have a ten-year term and vest over a one-to-five-year periods from the grant date. The grant date for options to purchase 59,000 shares is 1992, and the grant date for options to purchase 100,000 shares is May 1, 1996.

On January 26, 1998, the Board of Directors adopted the 1998 Stock Incentive Plan. The Incentive Plan provides for the making of awards to employees, consultants, and advisors of the Company with respect to 800,000 shares of common stock. From the adoption of the Incentive Plan to December 31, 1998, the Company has granted options to purchase 373,000 shares at a price equal to the fair market value at date of grant, all of which were outstanding at December 31, 1998.

Also, on January 26, 1998, the Board of Directors adopted the Non-Employee Director Stock Incentive Plan. This plan is intended to enable the Company to attract, retain, and motivate its non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. Since the adoption of the plan to December 31, 1998, the Company has granted options under the plan to purchase 17,534 shares at a price equal to the fair market value at date of grant.

The 1998 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan were approved by stockholders at the Company's Annual Meeting on May 11, 1998.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998: Risk-free interest rate of 5.39%; dividend rate of .26%; volatility factor of the expected market price of the Company's common stock of .38; and a weighted average expected life of the options of six years from the option grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option plan.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                             1998                    1997
                                                  ------------------------------------------------
Pro forma net income                                            $2,965,000              $2,940,000
Pro forma net income per share, diluted                         $     0.23              $     0.23


A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                              1998                                     1997
                          ----------------------------------------------------------------------------------
                                                 Weighted-Average                            Weighted-
                                                 Exercise Prices                          Average Exercise
                                 Options                                  Options              Prices

                          ----------------------------------------------------------------------------------
Outstanding
  beginning of year                 172,178                  $15.91          179,000                  $17.84
Granted                             390,534                   21.29          159,000                   16.00
Exercised                           (13,725)                  16.00           (6,822)                  15.33
Forfeited/Cancelled                  (2,546)                  24.50         (159,000)                  18.66
                          ----------------------------------------------------------------------------------
Outstanding end of year             546,441                  $19.73          172,178                  $15.91
Options exercisable
  end of year                        83,453                  $15.91           82,178                  $15.91
Weighted-average fair
 value of options granted            $10.05                                    $6.34


The above options were exercised with a net 5,259 shares of common stock issued by the Company as 8,466 of the options were given back by the grantees as consideration for the exercise price of the options.

Exercise prices for options outstanding as of December 31, 1998 ranged from $15.00 to $26.38. The weighted-average remaining contractual life of those options is approximately six years.


7.  COMMODITY CONTRACTS USED TO MANAGE RISK

The Company uses commodity derivatives to manage risk on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect the Company against a disastrous cattle market decline or feed cost increase. To help achieve this objective the Company uses both the futures commodity markets and options commodity markets. A future contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. The Company continually monitors any open futures and options contracts on a daily basis in accordance with formal policies to determine the appropriate hedge based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with this strategy for the Company is that it limits or caps the potential profits if cattle prices begin to increase dramatically or can add additional costs for feed if grain prices fall dramatically.

Realized gains, losses, and market value adjustments associated with both closed and open contracts are recognized in cost of sales expense. During 1998, the Company recognized approximately $485,000 in net gains from hedging and derivative activity as a decrease in cost of sales. In 1997 and 1996, the Company recognized approximately $360,000 in losses and $577,000, in gains, respectively, from derivative activity.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 1998:

                                                             Original              Estimated
        Commodity Future/Option               No.          Contract/Cost          Fair Value
              Description                  Contracts       (Bought) Sold         (Bought) Sold
------------------------------------------------------------------------------------------------
Cattle futures bought
50,000 lbs. per contract                           20            $(710,000)             $694,000
Cattle options bought
40,000 lbs. per contract                          130            $ (72,000)             $ 89,000
Cattle options sold
40,000 lbs. per contract                          130            $  42,000              $ (6,000)

The above futures contracts and options contracts expire between January 1999 and April 1999. Estimated fair value at settlement is based upon quoted market prices at December 31, 1998.


8.  INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The provision for income taxes consists of the following at December 31:

                                                         1998                1997              1996
                                             --------------------------------------------------------
Federal:
   Current                                             $  132,000         $  691,000       $  746,000
   Deferred                                             1,164,000            486,000          106,000
                                             --------------------------------------------------------
                                                        1,296,000          1,177,000          852,000
State:
   Current                                                 60,000            182,000          248,000
   Deferred                                               327,000            132,000           23,000
                                             --------------------------------------------------------
                                                          387,000            314,000          271,000
                                             --------------------------------------------------------
                                                       $1,683,000         $1,491,000       $1,123,000
                                             ========================================================


The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:

                                                     1998              1997              1996
                                             -----------------------------------------------------
Income tax at the statutory rate                    $1,639,000       $1,538,000         $  955,000
State income taxes, net of Federal benefit             255,000          123,000            179,000
Other, net                                            (211,000)        (170,000)           (11,000)
                                             -----------------------------------------------------
                                                    $1,683,000       $1,491,000         $1,123,000
                                             =====================================================


Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. The total current deferred tax asset is included with prepaid expenses and other current assets on the consolidated balance sheets. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

Deferred tax assets:                                    1998                        1997
                                                -----------------           -----------------
  Accrued expenses                                     $  171,000                  $  126,000
  Prepaid revenues                                         21,000                      44,000
  Other                                                    65,000                      65,000
                                               ------------------           -----------------
Total deferred tax assets                                 257,000                     235,000
Deferred tax liabilities:
  Depreciation and amortization                           919,000                   1,458,000
  Involuntary conversion, tax exchange-land             2,520,000                   1,339,000
  Other                                                   755,000                     507,000
                                                -----------------           -----------------
Total deferred tax liabilities                          4,194,000                   3,304,000
                                                -----------------           -----------------
Net deferred tax liabilities                           $3,937,000                  $3,069,000
                                                =================           =================

The Company made net payments of income taxes of $232,000, $1,317,000, and $531,000 during 1998, 1997 and 1996, respectively.

9.   OPERATING LEASES

The Company is lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $2,629,000 and $958,000, respectively, at December 31, 1998. Income from commercial rents, included in real estate revenue was $975,000 in 1998, $985,000 in 1997, and $928,000 in 1996. Future minimum rental income on noncancelable operating leases as of December 31, 1998 is: $990,000 in 1999, $966,000 in 2000, $936,000 in 2001, $895,000 in 2002, $878,000 in 2003, and $5,728,000 for
years thereafter.

10.  COMMITMENTS AND CONTINGENCIES

A total of 6,200 acres of the Company's land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 1999 are $1,300,000, whether or not water is available or is used. Minimum payments made under these contracts were approximately $1,200,000 in 1998, $1,215,000 in 1997, and $1,277,000 in 1996.
Approximately 4,600 acres of this land are subject to contingent assessments of approximately $792,000 to service water district bonded indebtedness, if water district revenues are insufficient to cover bond interest and redemptions when due.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to cleanup and abate an old industrial waste landfill site and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. The cleanup order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. Under both orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, both companies are required to indemnify the Company for any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and Lafarge, the Company believes that a material effect on the Company is remote at this time.

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

The following accumulated benefit information is as of December 31:

                                                                          Pension Benefits
                                                           ------------------------------------------
                                                                   1998                     1997
Change In Benefit Obligation                                      $2,820,000               $2,466,000
  Benefit Obligation At Beginning Of Year                            170,000                   81,000
  Service Cost                                                       179,000                  155,000
  Interest Cost                                                      483,000                  266,000
  Actuarial Gain                                                    (122,000)                (148,000)
  Benefits Paid                                            -----------------         ----------------

  Benefit Obligation At End Of Year                                3,530,000                2,820,000

Change In Plan Assets                                              2,323,000                1,947,000
  Fair value of plan assets at beginning of year                     447,000                  415,000
  Actual Return On Plan Assets                                       135,000                  109,000
  Employer Contribution                                             (122,000)                (148,000)
  Benefits Paid                                            -----------------        -----------------

  Fair Value Of Plan Assets At End Of Year                         2,783,000                2,323,000


Funded Status                                                       (747,000)                (497,000)
Unrecognized net actuarial gain                                    1,206,000                1,036,000
Unrecognized net transition asset                                    (98,000)                (118,000)
Adjustment required to recognize minimum liability                  (387,000)                     ---
                                                           -----------------        -----------------
Prepaid (accrued) benefit costs                                   $  (26,000)              $  421,000



In accordance with the provisions of Financial Accounting Standard No. 87, the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation, $2,810,000, over the fair value of plan assets, $2,784,000. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 1998 is reported in accumulated other comprehensive income (loss), net of applicable deferred income taxes.

Plan assets consist of equity, debt, and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6.5% and 6.0% in 1998 and 1997. The expected long-term rate of return on plan assets was 7.5% in 1998 and 1997.

Total pension and retirement expense was as follows for each of the years ended December 31:

                                                          1998                1997              1996
                                              --------------------------------------------------------
Cost components:
Service cost-benefits earned during the period          $(170,000)         $ (81,000)        $ (74,000)
Interest cost on projected benefit obligation            (179,000)          (155,000)         (136,000)
Expected return on plan assets                            174,000            144,000           130,000
Net amortization and deferral                             (20,000)           (23,000)           (5,000)
                                              --------------------------------------------------------
Total net periodic pension cost                         $(195,000)         $(115,000)        $ (85,000)
                                              ========================================================


12.  BUSINESS SEGMENTS

The Company operates principally in four industries: livestock, farming, resource management, and real estate use. The livestock segment includes the production and sale of beef cattle and operation of a feedlot. The farming segment involves those operations related to permanent crops, leasing farmland, and the supervision of farming activities. The resource management and the real estate segments collect rents and royalties from lessees of Company-owned properties, and the real estate segment obtains entitlements for and develops Company-owned properties.

Information pertaining to the Company's business segments follows for each of the years ended December 31:


                                                      1998                 1997                 1996
                                         --------------------------------------------------------------
Segment profits:
  Livestock                                       $ 1,094,000          $ 1,499,000          $   412,000
  Farming                                           2,269,000            2,627,000            3,134,000
  Resource management                                 961,000            1,328,000            1,356,000
  Real Estate                                       2,943,000            1,003,000             (841,000)
                                         --------------------------------------------------------------
Segment profits                                     7,267,000            6,457,000            4,061,000
Interest income                                     1,001,000            1,159,000            1,308,000
Corporate expenses                                 (2,581,000)          (2,346,000)          (2,266,000)
Interest expense                                   (1,065,000)            (747,000)            (295,000)
                                         --------------------------------------------------------------
Operating profit                                  $ 4,622,000          $ 4,523,000          $ 2,808,000
                                         ==============================================================

                                                             Depreciation
                                        Identifiable             and                  Capital
                                           Assets            Amortization          Expenditures
                                  ------------------------------------------------------------------
1998
  Livestock                                 $29,101,000           $  602,000              $  572,000
  Farming                                    12,890,000              780,000               1,962,000
  Resource Management                         1,338,000              148,000                 198,000
  Real Estate                                 8,726,000              380,000               4,895,000
  Corporate                                  20,959,000               88,000                  73,000
                                  ------------------------------------------------------------------
Total                                       $73,014,000           $1,998,000              $7,700,000
                                  ==================================================================

1997
  Livestock                                 $24,215,000           $  588,000              $4,109,000
  Farming                                    10,176,000              737,000               1,287,000
  Resource Management                           363,000               21,000                  25,000
  Real Estate                                 5,933,000              328,000               1,571,000
  Corporate                                  23,006,000               55,000                  84,000
                                  ------------------------------------------------------------------
Total                                       $63,693,000           $1,729,000              $7,076,000
                                  ==================================================================

1996
  Livestock                                 $ 5,554,000           $  307,000              $   98,000
  Farming                                    10,545,000              626,000               1,051,000
  Resource Management                           259,000                1,000                     ---
  Real Estate                                 2,874,000              183,000                 901,000
  Corporate                                  28,137,000              104,000                 293,000
                                  ------------------------------------------------------------------
Total                                       $47,369,000           $1,221,000              $2,343,000
                                  ==================================================================

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

13.  UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):


                                                              Income (Loss)         Earnings (Loss)
                                            Segment         Before Cumulative       Per Share Before
                             Total           Profit       Effect of Accounting    Cumulative Effect of
                          Revenue(1)         (Loss)              Change          Accounting Change (2)
                     -----------------------------------------------------------------------------------
1998
  First quarter              $ 8,321           $ (789)             $ (781)                $(0.06)
  Second quarter               7,581             (791)               (943)                 (0.08)
  Third quarter               16,703            3,871               1,986                   0.16
  Fourth quarter (3)          20,277            4,976               2,747                   0.22
                     -----------------------------------------------------------------------------------
                             $52,882           $7,267              $3,009                 $ 0.24
                     ===================================================================================
1997
  First quarter              $ 3,037           $  (93)             $ (288)                $(0.02)
  Second quarter               6,265              251                  (6)                  0.00
  Third quarter               16,163            2,830               1,432                   0.11
  Fourth quarter (4)          15,521            3,469               1,894                   0.15
                     -----------------------------------------------------------------------------------
                             $40,986           $6,457              $3,032                 $ 0.24
                     ===================================================================================


(1)  Includes interest income.

(2)  Earnings per share on a diluted basis.

(3) Includes receipt of one time payment of $4,250,000 ($2,569,000 net of tax or $.20 per share) from the sale of non-strategic land.

(4) Includes receipt of one time payment of $2,050,000 ($1,353,000 net of tax or $.11 per share) from a pipeline company for acquisition of easement rights.

14.  REAL ESTATE ACQUISITION - UNAUDITED

On February 26, 1999 Registrant completed the purchase of three industrial and commercial buildings in Phoenix, Arizona having aggregate rentable square feet of 101,482 for a price of $9,300,000. The Phoenix property is a cluster of three buildings in a master planned industrial park located near Sky Harbor International Airport and adjacent to the Interstate 10 Freeway. The buildings were built-in 1996 and are 100% leased to three tenants under triple net leases expiring in 2002 to 2005. Annualized rentals under the leases currently aggregate $845,000. The leases provide for built in rental escalations which approximate current inflation factors based on the CPI index. The buildings were acquired to complete a tax deferred exchange of real property in which $4,250,000 in proceeds from the sale of land in December 1998 along with an additional $250,000 were used together with $4,800,000 borrowed from First Union Bank, with the loan secured by the property