Form 10-Q
period 1999-03-31
TEJON RANCH CO
filed 1999-05-14
CIK 96869

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1999
                                         -------------------

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ___________ to ___________

          For Quarter Ended        Commission File Number

             March 31, 1999                1-7183
           -----------------        ----------------------

                                TEJON RANCH CO.
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


       Delaware                                       77-0196136
 -----------------------------             ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1000, Lebec, California                            93243
----------------------------------------                 -----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code...(661) 248-3000
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

Total Shares of Common Stock issued and outstanding on March 31, 1999, were 12,691,253.

                                TEJON RANCH CO.

                                     INDEX

                                                            Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Condensed Statements of          3
         Operations for the Three Months
         Ended March 31, 1999 and March 31, 1998

         Unaudited Consolidated Condensed Balance Sheets         4
         As of December 31, 1998 and March 31, 1999

         Unaudited Consolidated Condensed Statements of          5
         Cash Flows for the Three Months Ended
         March 31, 1999 and 1998

         Notes to Unaudited Consolidated Financial               6
         Statements

Item 2.  Management's Discussion and Analysis of                13
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 5.  Other Information                                      16

Item 6.  Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                      18

                          PART I FINANCIAL INFORMATION

                        TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31
                                                       ----------------------------------
                                                            1999               1998
                                                       ------------        --------------
Revenues:
     Livestock                                         $      9,200        $        7,111
     Farming                                                    276                   265
     Resource Management                                        585                   348
     Real Estate                                              1,965                   324
     Interest Income                                            151                   273
                                                       ------------        --------------
                                                             12,177                 8,321

Costs and Expenses:
     Livestock                                                9,036                 7,334
     Farming                                                    365                   390
     Resource Management                                        355                   336
     Real Estate                                                965                   777
     Corporate Expense                                          706                   543
     Interest Expense                                           155                   202
                                                       ------------        --------------
                                                             11,582                 9,582
                                                       ------------        --------------

Operating Income (Loss)                                         595                (1,261)

Provision for Income Tax                                        226                  (480)
                                                       ------------        --------------
Net Income (Loss)                                              $369                 $(781)
                                                       ============        ==============

Net Income (Loss) Per Share, basic                     $       0.03        $       (0.06)
Net Income (Loss) Per Share, diluted                   $       0.03        $       (0.06)

See Notes to Consolidated Condensed Financial Statements.

                        TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                      March 31, 1999      December 31, 1998*
                                                     ----------------     ----------------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
            Cash and Cash Equivalents                $            253     $            743
            Cash in Escrow                                        ---                4,200
            Marketable Securities                              11,706               13,294
            Accounts & Notes Receivable                         6,340                7,359
            Inventories:
              Cattle                                           13,932               16,577
              Farming                                           1,871                  326
              Other                                               413                  513
            Prepaid Expenses and Other                          2,044                  996
                                                     ----------------     ----------------
            Total Current Assets                               36,559               44,008
PROPERTY AND EQUIPMENT  NET                                    39,074               27,553
OTHER ASSETS                                                    1,734                1,453
                                                     ----------------     ----------------
TOTAL ASSETS                                                   77,367               73,014
                                                     ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
            Trade Accounts Payable                   $          4,396     $          3,235
            Other Accrued Liabilities                             121                  502
            Short-term Borrowings                              18,445               20,249
            Other Current Liabilities                             563                  254
                                                     ----------------     ----------------
            Total Current Liabilities                          23,525               24,240
LONG-TERM DEBT                                                  6,675                1,875
DEFERRED INCOME TAXES                                           4,115                4,194
                                                     ----------------     ----------------
            Total Liabilities                                  34,315               30,309

STOCKHOLDERS' EQUITY
            Common Stock                                        6,346                6,346
            Additional Paid-In Capital                            382                  382
            Retained Earnings                                  36,525               36,156
            Defined Benefit Plan Funding
              Adjustment, Net of Taxes                           (216)                (216)
             Unrealized Gain on Available for
               Sale Securities, Net of Taxes                       15                   37
                                                     ----------------     ----------------
            Total Stockholders' Equity                         43,052               42,705
                                                     ----------------     ----------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                              $         77,367     $         73,014
                                                     ================     ================

See Notes to Consolidated Condensed Financial Statements.

* The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                        TEJON RANCH CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                 (In Thousands)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                       -----------------------
                                                                        1999            1998
                                                                    ------------      ----------

OPERATING ACTIVITIES
 Net Income (Loss)                                                  $        369      $     (781)
 Items Not Affecting Cash:
   Depreciation and Amortization                                             542             470
   Deferred Income Taxes                                                     (64)             45
Changes in Operating Assets and Liabilities:
   Receivables, Inventories and other Assets, Net                          1,171            (941)
   Current liabilities, Net                                                1,089          (1,459)
                                                                    ------------      ----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                    3,107          (2,666)

INVESTING ACTIVITIES
 Cash in Escrow                                                            4,200              --
 Maturities and Sales of Marketable Securities                             2,709           1,316
 Funds Invested in Marketable Securities                                  (1,158)           (271)
 Property and Equipment Expenditures                                     (12,063)         (1,250)
 Change in Breeding Herds                                                   (260)            (26)
 Other                                                                       (21)           (317)
                                                                    ------------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                     (6,593)           (548)
                                                                    ------------      ----------

FINANCING ACTIVITIES
 Proceeds From Revolving Line of Credit                                    5,698           5,253
 Payments of Revolving Line of Credit                                     (7,502)         (2,434)
 Borrowing  of Long-term Debt                                              4,800             ---
                                                                    ------------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,996           2,819
                                                                    ------------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (490)           (395)
Cash and Cash Equivalents at Beginning of Year                               743             976
                                                                    ------------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $        253      $      581
                                                                    ============      ==========

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Accumulated
                                                      Additional          Other
                                         Common        Paid-In        Comprehensive       Retained
                                          Stock        Capital            Income          Earnings        Total
------------------------------------------------------------------------------------------------------------------

Balance January 1, 1998                  $6,343           $385             $109           $33,651       $40,488
Net Income                                  ---            ---              ---             3,139         3,139
Defined Benefit Plan
   Funding Adjustments,
   Net of taxes of $133,000                 ---            ---             (216)              ---          (216)
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes of              ---            ---              (72)              ---           (72)
    $49,000
                                                                                                       --------
Comprehensive Income                        ---            ---              ---               ---         2,851
                                                                                                       --------
Exercise of Stock Options                     3             (3)             ---               ---           ---
Cash Dividends Paid
   $.05 per share                           ---            ---              ---              (634)         (634)
                                    ---------------------------------------------------------------------------

Balance, December 31, 1998               $6,346           $382            $(179)          $36,156       $42,705
Net Income                                                                                    369           369
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes of $15                                          (22)                            (22)
                                                                                                      ---------
Comprehensive Income                                                                                        347
                                    ---------------------------------------------------------------------------
Balance, March 31, 1999                  $6,346           $382            $(201)          $36,525       $43,052
                                    ===========================================================================

                        TEJON RANCH CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                  (Unaudited)

March 31, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The summarized information furnished by Registrant pursuant to the instructions to part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of Registrant's management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of Registrant's agricultural activities. Historically, the largest percentages of revenues are recognized during the third and fourth quarters.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - NET INCOME PER SHARE
-----------------------------

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the year, which at March 31, 1999 was 12,691,253 and at March 31, 1998 was 12,685,994. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding, and the weighted average number of shares outstanding assuming the issuance of common stock for stock options using the treasury stock method (12,712,655 at March 31, 1999 and 12,758,599 at March 31, 1998). The weighted average of dilutive stock options were 21,402 in 1999 and 72,605 in 1998.

NOTE C - MARKETABLE SECURITIES
------------------------------

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

The following is a summary of available-for-sale securities at December 31, 1998 and March 31, 1999:

                                                       March 31, 1999                   December 31, 1998
                                                                  Estimated                         Estimated
                                                    Cost          Fair Value          Cost          Fair Value
                                            --------------------------------------------------------------------
Marketable Securities:
(in thousands)
   U.S. Treasury and agency notes                  $ 6,050          $ 6,099          $ 6,905          $ 6,961
       Corporate notes                               5,634            5,607            6,328            6,333
                                            -----------------------------------------------------------------
                                                   $11,684          $11,706          $13,233          $13,294
                                            ====================================================================

As of March 31, 1999, the fair value adjustment is a $22,000 unrealized gain. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax of $9,000, is an unrealized gain of $13,000. Registrant's gross unrealized holding gains equal $143,000, while gross unrealized holding losses equal $121,000. On March 31, 1999, the average maturity of U.S. Treasury and agency securities was one year and corporate notes was 1.6 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in corporate notes are with companies with a credit rating of A or better.

NOTE D - COMMODITY CONTRACTS USED TO MANAGE RISK
------------------------------------------------

Registrant uses commodity derivatives to manage its exposure to price fluctuations on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and protect the Registrant against a disastrous cattle market decline or feed cost increase. To help achieve this objective the Registrant used both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date.

Registrant continually monitors any open futures and options contracts to determine the appropriate risk exposure based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with hedging for the Registrant is that hedging limits or caps the potential profits if cattle or feed prices begin to increase dramatically or can add additional costs if cattle or grain prices fall dramatically.

Realized gains, losses, and costs associated with both open and closed contracts are recognized in costs of sales expense. At March 31, 1999 there were $26,000 of losses associated with futures and option contracts included in cost of sales expense.

The following table identifies the cattle futures contract amounts outstanding at March 31, 1999 (in thousands, except number of contracts):

      Cattle Future / Option               No.              Original Contract         Estimated Fair Value
           Description                  Contracts             (Bought) Sold               (Bought) Sold
-------------------------------------------------------------------------------------------------------------
Cattle futures bought,
   40,000 lbs. per contract                 15                     $(398)                        $388

Cattle futures bought,
   50,000 lbs. per contract                 40                    (1,513)                       1,503

Cattle options sold,
   40,000 lbs. per contract                 30                        10                            0

Estimated fair value at settlement is based upon quoted market prices at March 31, 1999.

NOTE E - CONTINGENCIES
----------------------

Registrant leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and Registrant have been ordered to cleanup and abate an old industrial waste landfill site and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. The cleanup order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles off-site. Under both orders, Registrant is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with national and Lafarge, both companies are required to indemnify Registrant for any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and Lafarge, Registrant believes that a material effect on the company is remote at this time.

For further discussion refer to Registrant's 1998 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no significant changes since the filing of the 1998 Form 10-K.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

Effective October 1, 1998 Registrant adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities (SFAS 133)". SFAS 133 standardizes accounting for all derivative contracts and requires that all derivative contracts be reported in the consolidated balance sheet at fair value. Derivatives meeting certain specific requirements can be designated as hedges and the special accounting of SFAS 133 applied. Unrealized gains and losses on derivatives not designated as hedges are reported in the statement of income.

NOTE G - PAYMENT OF DIVIDEND
----------------------------

On March 23, 1999, the Board of Directors voted to declare a cash dividend of two and one-half cents ($0.025) per share. The dividend will apply to stockholders of record as of the close of business on May 14, 1999, with payment to be made on June 18, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------

Results on Operations
---------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that are subject to many uncertainties that could cause the actual results to differ materially from that in the forward-looking statements. The forward-looking statements include comments on future cattle prices and demand, crop yields and demands, the effect of pending environmental proceedings, the source and adequacy of Registrant's future cash resources and financial market and commodity material risks. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather and market forces) the outcome of pending administrative proceedings and the fulfillment of mitigation obligations of third parties with regards to environmental matters and the availability of financing. No assurance can be given that any such forward-looking statements will turn out to be accurate.

Total revenues, including interest income for the first quarter of 1999 were $12,177,000 compared to $8,321,000 for the first quarter of 1998. The growth in revenues during the first quarter of 1999 is primarily attributable to increases in livestock division revenues of $2,089,000 and real estate division revenues of $1,641,000. The increase in real estate revenues when compared to 1998 is due to the sale of a fiber optic communications easement for $1,750,000. When compared to the same period of 1998, livestock division revenues grew due to increases in livestock sales of $2,333,000, which were partially offset by reduced feedlot sales due to lower occupancy totals during the first quarter of 1999. Livestock sales grew due to an increase in the number of cattle being sold during the first quarter of 1999 when compared to the first quarter of 1998. The increase in cattle sold during the first quarter of 1998 is the result of Registrant delaying the sale of cattle in 1998 due to low prices and selling the cattle in 1999.

Operating activities during the first quarter of 1999 resulted in net income of $369,000, or $0.03 per share diluted, compared to a net loss of $781,000, or $0.06 per share diluted, for the same period of 1998. The increase in earnings when compared to 1998 is primarily attributable to the increase in revenues as described above. The increase in revenues was partially offset by increased costs of sales on cattle sold and to higher real estate division and general and administrative costs. Cost of sales on cattle increased approximately $1,000,000 when compared to 1998 due to the sale of additional cattle as described above.

Cattle prices during 1999 strengthened when compared to 1998 due to lower supplies of cattle in feedlots during the first quarter of 1999. The rally in cattle prices may not continue as cattle feeders have placed additional cattle on feed in response to the improved market. However, prices are still below what they may have been due to the continuing impact of the Asian economic crisis on the beef market. Of the United States' trading partners, Asia is the largest importer of U.S. beef, so any reduction in purchasing power within that region can hold down prices within the beef market. It is a little early in the crop year for Registrant to make production estimates for its grapes and nuts, however, California statewide estimates for almonds and grapes are estimating crop yields that may be greater than 1998 crop. If crop yields are higher in 1999 than 1998 crop prices may decline.

Registrant continues to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note E Contingencies.

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

Liquidity and Capital Resources
-------------------------------

Registrant's cash, cash equivalents and short-term investments totaled approximately $11,959,000 at March 31, 1999, compared to $16,643,000 on March 31, 1998 a decrease of 28%. Working capital as of March 31, 1999 was $13,034,000 compared to $19,768,000 on December 31, 1998. The decrease in working capital during the first quarter of 1999 is due primarily to capital expenditures and the purchase of revenue producing properties in Phoenix, Arizona. On February 26, 1999 Registrant completed the purchase of three industrial and commercial buildings in Phoenix Arizona having aggregate rentable square feet of 101,482. The Phoenix property is a cluster of three buildings in a master planned industrial park located near Sky Harbor International Airport and adjacent to the Interstate 10 Freeway. The buildings were built in 1996 and are 100% leased to three tenants under triple net leases expiring in 2002 to 2005. Annualized rentals under the leases currently aggregate $845,000. The leases provide for built in rental escalations which approximate current inflation factors based on the CPI index. The buildings were acquired to complete a tax deferred exchange of real property in which $4,500,000 in proceeds from the sale of land in December 1998 were used together with $4,800,000 borrowed from First Union Bank, with the loan secured by the property acquired. The use of short-term credit has grown when compared to 1998 due to the funding of the inventories attributed to the growth of Registrant's core business lines and to the short-term financing of real estate infrastructure costs associated with Registrant's development of an industrial complex in the Southern San Joaquin Valley.

Registrant has a revolving line of credit of $13,600,000 that as of March 31, 1999 had a balance outstanding of $13,600,000 at an interest rate of 7.75%. Registrant also has a short-term line of credit outstanding of $3,783,000 from an investment banking firm at an interest rate of 5.35%. Registrant also maintains a short-term line of credit for its feedlot operations for $4,000,000. The outstanding balance at March 31, 1999 was $812,000 with the interest rate approximating the bank's prime lending rate of 7.75%. The outstanding line of credit balances will change throughout the year based on the timing of proceeds from cattle and crop sales. The revolving lines of credit are used as a short-term cash management tool.

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

Registrant has traditionally funded its growth and capital additions from internally generated funds and from its excess borrowing capacity. Management believes that the combination of net earnings, short-term investments and borrowing capacity will be sufficient for its near term operations.

Impact of Year 2000
-------------------

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the company due to adverse changes in financial or commodity market prices or rates. Registrant is exposed to market risk in the areas of interest rates and commodity prices.

Financial Market Risks
----------------------

Registrant is exposed to financial market risks, including changes to interest rates and credit risk related to marketable securities, interest rate related to its own outstanding indebtedness and trade receivables.

The primary objective of Registrant's investment activities is to preserve principal while at the same time maximizing yields while prudently managing risk. To achieve this objective and limit interest rate exposure, Registrant limits its investments to securities with a maturity of less than five years to limit interest rate exposure and with an investment grade of A or better from Moody's or Standard and Poors to minimize risk. In addition, market value changes due to interest rate changes are reduced because a large portion of the portfolio has interest rates that float and are reset on a quarterly basis. See Note C, Marketable Securities.

Registrant is exposed to interest rate exposure on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate is tied to the lending bank's prime interest rate, and changes when that rate changes. The long-term debt has a fixed interest rate and the fair value of the long-term debt will change based on interest rate movements in the market. Registrant typically does not attempt to reduce or eliminate its exposure on this debt through the use of any financial instrument derivatives. Registrant manages its interest rate exposure through negotiation of terms.

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

The following table provides information about Registrant's financial instruments that are sensitive to changes in interest rates. The tables presents Registrant's debt obligations, principle cash flows and related weighted-average interest rates by expected maturity dates as of March 31, 1999 and December 1998.

                                  Interest Rate Sensitivity Financial Market Risks
                                       Principal Amount by Expected Maturity
                                                 At March 31, 1999
                                               (Dollars in thousands)
                  -----------------------------------------------------------------------------
                                                                                           Fair
                                                                    There                 Value
                       1999     2000     2001     2002     2003    -after     Total    12/31/99
-----------------------------------------------------------------------------------------------
Assets:
   Marketable
     Securities       4,102    3,092    2,690    1,521      279       ---    11,684      11,706
   Average
     Interest Rate     6.92%    5.93%    5.81%    6.40%    5.68%               6.29%
Liabilities:
   Short-term
     Debt            18,445      ---      ---      ---      ---       ---    18,445      18,445
   Average
     Interest Rate     7.19%     ---      ---      ---      ---       ---      7.19%
   Long-term
     Debt               388      490      490      490    1,365     3,452     6,675       6,675
   Average
     Interest Rate     7.88%    7.88%    7.88%    7.88%    7.88%     7.88%     7.88%
                 ==============================================================================

               Interest Rate Sensitivity Financial Market Risks
                     Principal Amount by Expected Maturity
                             At December 31, 1998
                            (Dollars in thousands)

                  ----------------------------------------------------------------------------
                                                                                          Fair
                                                                    There                Value
                       1999     2000     2001     2002     2003    -after    Total    12/31/98
----------------------------------------------------------------------------------------------
Assets:
   Marketable
     Securities       5,885    2,939    2,662    1,747      ---       ---   13,233      13,294
   Average
     Interest Rate     6.92%    5.93%    5.81%    6.40%                       6.41%
Liabilities:
   Short-term
     Debt            19,999      ---      ---      ---      ---       ---   19,999      19,999
   Average
     Interest Rate     7.38%     ---      ---      ---      ---       ---     7.38%
   Long-term
     Debt               250      250      250      250    1,125       ---    2,125       2,125
   Average
     Interest Rate     8.57%    8.57%    8.57%    8.57%    8.57%      ---     8.57%
                   ============================================================================

In comparison to the prior year Registrant's risks in regards to fluctuations in interest rates has increased overall due to the growth in the use of short-term lines of credit that fluctuate with the bank's prime lending rate.

Commodity Price Exposure
------------------------

Registrant has exposure to adverse price fluctuations associated with certain inventories, gross margins, accounts receivables and certain anticipated transactions in its Livestock and Farming Divisions. Commodities such as corn and cattle are purchased and sold at market prices that are subject to volatility. In order to manage the risk of market price fluctuations, Registrant enters into various exchange-traded futures and option contracts. Registrant closely monitors and manages it exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged.

Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allow the company to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted.
See Note D, Commodity Contracts Used to Manage Risk. Losses on future contracts and options as of March 31, 1999 were $26,000 as compared to gains on future contracts and options as of December 31, 1998 of $485,000. The loss thus far in 1999 is due to an increase in cattle prices.

Inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. See table below for contracts outstanding at quarter-end. Registrant is at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At March 31, 1999 approximately 75% of the cattle held in inventory or 20,506 head of cattle were not protected by futures and options for price movement. This compares to 18,257 head of cattle at March 31, 1998. The 1999 number of head of cattle equates to approximately 20.5 million pounds of beef. For each $.10 per pound changed in price, Registrant has a potential exposure of $2,050,000 in future value. Although the prices at which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.68 per pound and the current market price is $.66 per pound.

With respect to accounts receivables, the amount at risk relates to almonds and pistachios. These receivables are recorded at estimates of the prices that ultimately will be received for the crops. The final price will not be known until the third or fourth quarter of 1999. Of the accounts receivables outstanding at March 31, 1999, $1,127,000 is at risk to changing prices of almonds and $122,000 is at risk to changing prices of pistachios. The comparable amounts of accounts receivables at December 31, 1998 were $1,236,000 and $122,000, respectively. The price estimated for recording accounts receivables at March 31, 1999 was $1.85 per pound for almonds. For every $.25 change in the price of almonds Registrant's receivable for almonds increases or decreases by $350,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.54 to $2.26. With respect to pistachios, the price estimated for recording the receivable was $1.17 per pound, each $.15 change in the price increases or decreased the receivable by $120,000 and the range of final prices over the last three years has been $.92 to $1.17.

The following tables identify the future contract amounts and options contract costs outstanding at March 31, 1999 and December 1998.

                                                                            Original             Estimated
March 31, 1999                                               No.          Contract/Cost         Fair Value
Commodity Future / Option Description                     Contracts       (Bought) Sold        (Bought) Sold
--------------------------------------------------------------------------------------------------------------
Cattle futures bought, 40,000 lbs. per contract               15              $  (398)              $  388
Cattle futures bought, 50,000 lbs. per contract               40              $(1,513)              $1,503
Cattle options sold, 40,000 lbs. per contract                 30              $    10               $    0

                                                                            Original             Estimated
December 31, 1998                                            No.          Contract/Cost          Fair Value
Commodity Future / Option Description                     Contracts       (Bought) Sold        (Bought) Sold
--------------------------------------------------------------------------------------------------------------
Cattle futures bought 50,000 lbs. per contract                20            $(710,000)            $694,000
Cattle options bought, 40,000 lbs. per contract              130            $ (72,000)            $ 89,000
Cattle options sold 40,000 lbs. per contract                 130            $  42,000             $ (6,000)

The March 31, 1999 futures contracts and options expire between August 1999 and October 1999. Estimated fair value at settlement is based upon quoted market prices at March 31, 1999.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The response to this Item is submitted in a separate section of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

Impact of Accounting Change
---------------------------

None

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
--------------------------

Not applicable.

Item 2.  Changes in Securities
------------------------------

Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

Item 5.  Other Information
--------------------------

Effective April 30, 1999 Registrant entered into an option with Enron Capital & Trade Resources Corp., a wholly-owned subsidiary of Enron Corporation, and an affiliated company (collectively "Enron") to lease to Enron up to 35 acres of undeveloped land at the southern end of the San Joaquin Valley for the construction and operation of a power plant having a capacity anticipated to be between 750 and 1,000 megawatts of electricity. The project would be powered by natural gas turbines and would be subject to environmental requirements. The transaction is subject to a number of contingencies, and Enron has the right to terminate the arrangement unilaterally at any time before the lease becomes effective.

The amounts payable to Registrant under the arrangement are subject to a number of contingencies, but scheduled payments would aggregate $1,450,000 in 1999 if the arrangement is not terminated by Enron. Thereafter, $100,000 would be payable monthly until rental under the lease commences or the payments reach an agreed maximum amount, although such payments could be significantly higher and could be paid earlier under certain circumstances. If Enron exercises its right to terminate the arrangement, Registrant would be entitled to retain the payments made to the date of termination, but Enron would have no obligation to make any further payments. Payments under the lease, which include both rent and compensation for significant easement rights over other Registrant land, would be $2,600,000 per year (subject to certain adjustments which could be material), would commence when the plant becomes operational or earlier under certain circumstances and would be subject to escalation based upon changes in a designated consumer price index. Registrant would also be entitled to receive additional rent after commercial operation of the plant, based upon production output at the plant and energy prices. The term of the lease would be 25 years from the date the plant becomes operational (or earlier under certain circumstances), and Enron would have three five-year options to extend the term.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits -

        3.1     Restated Certificate of Incorporation  *
        3.2     Bylaws                            **
       27.1     Financial Data Schedule (Edgar),
                 March 31, 1999

(b)  Reports  on Form 8-K

     On March 12, 1999, Registrant filed a Current Report on Form 8-K (Item 2), announcing the purchase of commercial industrial buildings in Phoenix, Arizona.

     On May 11, 1999, Registrant filed a Current Report on Form 8-K/A (Item 2), amending the Current Report on Form 8-K filed on March 12, 1999 which reported the acquisition of buildings. This filing includes the Statement of Revenue and Certain Expenses for the properties purchased and pro forma financial statements and related notes.

* This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to Registrant's Annual report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

** This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to Registrant's Annual report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TEJON RANCH CO.
                                          ---------------------------------
                                          (Registrant)


  MAY 14, 1999                            BY      /s/ Allen E. Lyda
-------------------------                    ------------------------------
DATE                                         Allen E. Lyda
                                             Vice President, Finance
                                             & Treasurer