Form 10-Q
period 1999-06-30
TEJON RANCH CO
filed 1999-08-16
CIK 96869

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    June 30, 1999
                                         ------------------

                                      OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



          for the transition period from ___________ to ___________



          For Quarter Ended                  Commission File Number

            June 30, 1999                           1-7183
           ----------------                  ----------------------


                                TEJON RANCH CO.
          --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                77-0196136
-----------------------------       ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1000, Lebec, California                             93243
----------------------------------------                  -----------
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

Yes  X    No____
   -----

Total Shares of Common Stock issued and outstanding on June 30, 1999, were 12,691,253.

                                TEJON RANCH CO.

                                     INDEX

                                                                     Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Operations                1
          for the Three Months and Six Months
          Ended June 30, 1999 and June 30, 1998

          Unaudited Consolidated Balance Sheets                          2
          As of December 31, 1998 and June 30, 1999

          Unaudited Consolidated Statements of Cash                      3
          Flows for the Three Months and Six Months
          Ended June 30, 1999 and 1998

          Consolidated Condensed Statements of Stockholders'             4
          Equity

          Notes to Unaudited Consolidated Financial                      5
          Statements

Item 2.   Management's Discussion and Analysis of                        8
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders           16

Item 5.   Other Information                                             16

Item 6.   Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                              18

                         PART I FINANCIAL INFORMATION

                       TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                          Three Months Ended                     Six Months Ended
                                                                June 30                              June 30
                                                  -----------------------------------------------------------------------
                                                       1999              1998                1999                1998
                                                  ------------      -------------        ------------        ------------
Revenues:
      Livestock                                      $4,180           $ 6,382             $13,381             $13,493
      Farming                                             7                 6                 283                 271
      Resource Management                             1,159               772               1,744               1,212
      Real Estate                                     1,186               177               3,151                 409
      Interest Income                                   180               244                 331                 517
                                                      -----           -------             -------             -------
                                                      6,712             7,581              18,890              15,902

Costs and Expenses:
      Livestock                                       4,178             6,561              13,214              13,895
      Farming                                           335               231                 700                 621
      Resource Management                               542               550                 897                 886
      Real Estate                                     1,536               786               2,501               1,563
      Corporate Expense                                 782               670               1,488               1,213
     Interest Expense                                   266               302                 421                 504
                                                     ------           -------             -------             -------
                                                      7,639             9,100              19,221              18,682
                                                     ------           -------             -------             -------

Operating Loss                                         (927)           (1,519)               (331)             (2,780)

Benefit for Income Tax                                 (352)             (576)               (125)             (1,056)
                                                     ------           -------             -------             -------
Net Loss                                             $ (575)          $  (943)            $  (206)            $(1,724)
                                                     ======           =======             =======             =======

Net Loss Per Share, diluted                          $(0.05)          $ (0.07)            $ (0.02)            $ (0.14)

Cash Dividends Paid                                  $0.025           $ 0.025             $ 0.025             $ 0.025

See Notes to Consolidated Condensed Financial Statements.

                       TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (In Thousands)

                                                    June 30, 1999            December 31, 1998*
                                                 -------------------      ------------------------
                                                    (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                          $   343                     $   743
    Cash in Escrow                                         ---                       4,200
    Marketable Securities                               11,567                      13,294
    Accounts & Notes Receivable                          6,619                       7,359
    Inventories:
      Cattle                                            18,770                      16,577
      Farming                                            2,816                         326
      Other                                                286                         513
      Prepaid Expenses and Other                           682                         996
                                                       -------                     -------
      Total Current Assets                              41,083                      44,008
PROPERTY AND EQUIPMENT - NET                            44,768                      27,553
OTHER ASSETS                                             1,368                       1,453
                                                       -------                     -------
TOTAL ASSETS                                           $87,219                     $73,014
                                                       =======                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade Accounts Payable                             $ 5,908                     $ 3,235
    Other Accrued Liabilities                               33                         502
    Short-term Borrowings                               28,396                      20,249
    Other Current Liabilities                              220                         254
                                                       -------                     -------
    Total Current Liabilities                           34,557                      24,240
LONG-TERM DEBT                                           6,601                       1,875
DEFERRED INCOME TAXES                                    4,030                       4,194
                                                       -------                     -------
    Total Liabilities                                   45,188                      30,309

STOCKHOLDERS' EQUITY
    Common Stock                                         6,346                       6,346
    Additional Paid-In Capital                             382                         382
    Retained Earnings                                   35,633                      36,156
    Accumulated Other Comprehensive Income                (330)                       (179)
                                                       -------                     -------
    Total Stockholders' Equity                          42,031                      42,705
                                                       -------                     -------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $87,219                     $73,014
                                                       =======                     =======

See Notes to Consolidated Condensed Financial Statements.

* The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                       TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (In Thousands)
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30
                                                      -----------------------
                                                        1999           1998
                                                      --------       --------
OPERATING ACTIVITIES
   Net Loss                                            $   (206)      $(1,724)
   Items Not Affecting Cash:

   Depreciation and Amortization                          1,185           953
   Deferred Income Taxes                                   (164)           15

Changes in Operating Assets and Liabilities:
   Receivables, Inventories and other Assets, Net        (3,402)       (1,999)
   Current liabilities, Net                               2,170        (1,589)
                                                       --------       -------
NET CASH USED IN
   OPERATING ACTIVITIES                                    (417)       (4,344)

INVESTING ACTIVITIES
   Cash in Escrow                                         4,200           ---
   Maturities of Marketable Securities                    6,190         2,453
   Funds Invested in Marketable Securities               (4,614)       (1,259)
   Property and Equipment Expenditures                  (18,400)       (2,253)
   Change in Breeding Herds                                (260)         (203)
   Other                                                    345          (317)
                                                       --------       -------
NET CASH USED IN INVESTING ACTIVITIES                   (12,539)       (1,579)
                                                       --------       -------

FINANCING ACTIVITIES
   Proceeds From Revolving Line of Credit                22,483        11,081
   Payments of Revolving Line of Credit                 (14,336)       (5,496)
   Payments of Long-term Debt                               (74)          (63)
   Borrowing  of Long-term Debt                           4,800           ---
   Cash Dividend Paid                                      (317)         (317)
                                                       --------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                12,556         5,205
                                                       --------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                      (400)         (718)
Cash and Cash Equivalents at Beginning of Year              743           976
                                                       --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    343       $   258
                                                       ========       =======

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                                (In Thousands)
                                  (Unaudited)



                                                                       Accumulated
                                                      Additional          Other
                                            Common     Paid-In       Comprehensive       Retained
                                            Stock      Capital          Income           Earnings       Total
----------------------------------------------------------------------------------------------------------------
Balance January 1, 1998                      $6,343    $385           $ 109               $33,651        $40,488
Net Income                                      ---     ---             ---                 3,139          3,139
Defined Benefit Plan
   Funding Adjustments,
   Net of taxes of $133,000                     ---     ---            (216)                  ---           (216)
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes of $49,000          ---     ---             (72)                  ---            (72)
                                                                                                         -------
Comprehensive Income                            ---     ---             ---                   ---          2,851
                                                                                                         -------
Exercise of Stock Options                         3      (3)            ---                   ---            ---
Cash Dividends Paid--
   $.05 per share                               ---     ---             ---                  (634)          (634)
                                             -------------------------------------------------------------------
Balance, December 31, 1998                   $6,346    $382           $(179)              $36,156        $42,705
Net Loss First Six Months 1999                                                               (206)          (206)
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes of $85                                     (151)                                (151)
                                                                                                         -------
Comprehensive Loss                                                                                          (357)
                                                                                                         -------
Cash Dividends Paid--
   $.025 per share                              ---     ---             ---                  (317)          (317)
                                             -------------------------------------------------------------------
Balance, June 30, 1999                       $6,346    $382           $(330)              $35,633        $42,031
                                             ===================================================================

                       TEJON RANCH CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)


June 30, 1999

NOTE A - BASIS OF PRESENTATION
-----------------------------

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


NOTE B - NET INCOME PER SHARE
----------------------------

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the year, which at June 30, 1999 was 12,691,253 and at June 30, 1998 was 12,685,994. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding, and the weighted average number of shares outstanding assuming the issuance of common stock for stock options using the treasury stock method. Basic and diluted common shares outstanding are the same for the periods shown because the calculation for determining diluted common shares outstanding resulted in antidilution.


NOTE C - MARKETABLE SECURITIES
-----------------------------

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

The following is a summary of available-for-sale securities at June 30, 1999 and December 31, 1998:

                                                        June 30, 1999                   December 31, 1998
                                                                  Estimated                         Estimated
                                                    Cost          Fair Value          Cost          Fair Value
                                            --------------------------------------------------------------------
Marketable Securities:
(in thousands)
   U.S. Treasury and agency notes                $ 6,268          $ 6,148            $ 6,905        $ 6,961
       Corporate notes                             5,490            5,419              6,328          6,333
                                                 ----------------------------------------------------------
                                                 $11,758          $11,567            $13,233        $13,294
                                                 ==========================================================

As of June 30, 1999, the fair value adjustment is a $191,000 unrealized loss. The cumulative fair value adjustment to stockholders' equity, net of a deferred tax of $77,000, is an unrealized loss of $114,000. Registrant's gross unrealized holding gains equal $13,000, while gross unrealized holding losses equal $204,000. On June 30, 1999, the average maturity of U.S. Treasury and agency securities was 1.5 years and corporate notes was 1.8 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in corporate notes are with companies with a credit rating of A or better.


NOTE D - COMMODITY CONTRACTS USED TO MANAGE RISK
-----------------------------------------------

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

Realized gains, losses, and costs associated with both open and closed contracts are recognized in costs of sales expense. At June 30, 1999 there were $135,000 of gains associated with futures and option contracts included in cost of sales expense.

The following table identifies the cattle futures contract amounts outstanding at June 30, 1999 (in thousands, except number of contracts) and sets forth the purchase or sale price of the cattle under the contracts, the estimated fair market value of the cattle at June 30, 1999 and the estimated gain or loss on the contracts as of that date:

      Cattle Future / Option              No.         Original Contract        Estimated            Estimated
           Description                 Contracts        (Bought) Sold          Fair Value          Gain (Loss)
---------------------------------------------------------------------------------------------------------------
Cattle futures sold,
   40,000 lbs. per contract              695              $18,172               $17,747               $425

Cattle futures bought,
   50,000 lbs. per contract               40              $(1,516)              $ 1,491               $(25)

Cattle futures sold,
   50,000 lbs. per contract               40              $ 1,519               $ 1,508               $ 11

The June 30, 1999 futures contracts and options expire between August 1999 and February 2000. Estimated fair value at settlement is based upon quoted market prices at June 30, 1999.


NOTE E - CONTINGENCIES
---------------------

Registrant leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and Registrant have been ordered to cleanup and abate an old industrial waste landfill site and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. The cleanup order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles off-site. Under both orders, Registrant is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, both companies are required to indemnify Registrant for any costs and liabilities incurred in connection with the cleanup order. Due to the reported financial strength of National and Lafarge, Registrant believes that a material effect on the company is remote at this time.

For further discussion refer to Registrant's 1998 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no significant changes since the filing of the 1998 Form 10-K.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS
-------------------------------------

Effective October 1, 1998 Registrant adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities (SFAS 133)". SFAS 133 standardizes accounting for all derivative contracts and requires that all derivative contracts be reported in the consolidated balance sheet at fair value. Derivatives meeting certain specific requirements can be designated as hedges and the special accounting of SFAS 133 applied. Registrant has elected to recognize all derivative gains and losses whether or not the derivatives are classified as hedges in the statement of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------

Results on Operations
---------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that are subject to many uncertainties that could cause the actual results to differ materially from those in the forward-looking statements. The forward-looking statements include comments on future cattle prices and demand, crop yields and demands, the effect of pending environmental proceedings, the source and adequacy of Registrant's future cash resources and financial market and commodity risks. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather and market forces), the outcome of pending administrative proceedings and the fulfillment of mitigation obligations of third parties with regard to environmental matters and the availability of financing. No assurance can be given that any such forward-looking statements will turn out to be accurate.

Total revenues, including interest income for the first six months of 1999 were $18,890,000 compared to $15,902,000 for the same period in 1998. The growth in revenues during the first six months of 1999 is primarily attributable to increases in resource management division revenues of $532,000 and real estate division revenues of $2,742,000. The increase in real estate revenues when compared to 1998 is primarily attributed to the sale of a fiber optic communications easement for $1,750,000. Additionally, Registrant entered into an option with Enron Capital & Trade Resources Corp. (see discussion in Item 5) for a land lease for the construction and operation of a power plant. Revenues received pursuant to this agreement total $600,000 as of June 30, 1999.
Finally, Registrant purchased three industrial and commercial buildings in Phoenix, Arizona and one building in Rancho Santa Fe, California (see discussion below under "Liquidity and Capital Resources") which increased revenue approximately $350,000 in 1999. The improvement in resource management revenues is due primarily to the increase in hunting program sales and increased royalties from sand and rock aggregate production and cement production.

Operating activities during the first six months of 1999 resulted in a net loss of $206,000 or $0.02 per share diluted, compared to a net loss of $1,724,000, or $0.14 per share diluted for the same period of 1998. The improvement in operating results for the first six months of 1999 are due to the increases in revenues described above, but these increases were offset by higher real estate division expenses ($938,000) and general and administrative costs ($275,000). The increase in real estate expenses were attributable to additional costs related to the planning and development of Registrant's land holding. These costs included increases in professional service fees, staffing costs, and advertising costs. In addition to these real estate operating costs, Registrant recognized its portion (60%) of the start-up, training, and pre-opening costs related to the June 30, 1999 opening of the Petro Travel Plaza, which were approximately $345,000. General and Administrative costs were higher primarily due to higher professional service fees and staffing costs.

Cattle prices during 1999 strengthened when compared to 1998 due to lower supplies of cattle in feedlots during the first quarter of 1999. This improvement in cattle prices may not continue as cattle feeders have placed additional cattle on feed in response to the improved market. However, prices are still below what they may have been due to the continuing impact of the Asian economic crisis on the beef market. Of the United States' trading partners, Asia is the largest importer of U.S. beef, which means that any reduction in purchasing power within that region can hold down prices within the beef market. California statewide estimates for almond and grape crop yields for 1999 are greater than the 1998 crop yields. If crop yields are higher in 1999 than 1998, crop prices may decline. In particular, the almond crop may be one of the largest ever in the state, which may reduce prices to levels significantly below the levels of the last three years. Almond prices over the last three years have ranged from $1.54 to $2.26 per pound.

Total revenues for the second quarter of 1999, including interest income, were $6,712,000 compared to $7,581,000 for the second quarter of 1998. The decrease is due primarily to the timing of cattle sales from the feedlot to third parties. This decrease was partially offset by increased revenues in both the real estate and resource management divisions of $1,009,000 and $387,000, respectively. The increase in resource management revenues is primarily the result of an increase in the sales of hunting memberships, $267,000 in the second quarter of 1999 compared to $28,000 for the same period in 1998. Additionally, resource management had increased royalties from sand and rock aggregate production and cement production.

During the second quarter of 1999 Registrant had a net loss of $575,000, or $0.05 per share, compared to a loss of $943,000, or $0.07 per share for the same period of 1998. The improvement in operations compared to the second quarter of 1998 is due to a decrease in cost of sales on cattle as a result of the timing of sales as described above, which was partially offset by the net decrease in revenues described above.

Registrant continues to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note E - Contingencies.

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

Liquidity and Capital Resources
-------------------------------

Registrant's cash, cash equivalents and short-term investments totaled approximately $11,910,000 at June 30, 1999, compared to $18,237,000 on December 31, 1998 a decrease of 36%. Working capital as of June 30, 1999 was $6,526,000 compared to $19,768,000 on December 31, 1998. The decrease in working capital during the first six months of 1999 is due primarily to capital expenditures related to real estate infrastructure and farming developments and the purchase of revenue producing properties in Phoenix, Arizona and Rancho Santa Fe, California. Also working capital decreased due to an increase in the use of short-term debt financing. During February 1999 Registrant completed the purchase of three industrial and commercial buildings in Phoenix, Arizona having aggregate rentable square feet of 101,482. The Phoenix property is a cluster of three buildings in a master planned industrial park located near Sky Harbor International Airport and adjacent to the Interstate 10 Freeway. Annualized rentals under the leases currently aggregate $845,000. The leases provide for built in rental escalations which approximate current inflation factors based on the CPI index. During April 1999, Registrant completed the purchase of a building in Rancho Santa Fe, California for $1,750,000. Annualized rents under lease of all space currently total $126,000. The buildings were acquired to complete a tax deferred exchange of real property in which $6,000,000 in proceeds from the sale of land in December 1998 and easements in 1999 were used together with $4,800,000 borrowed from a bank, with the loan secured by the property acquired. The use of short-term credit has grown when compared to 1998 due to the funding of the inventories attributed to the growth of Registrant's core business lines and to the short-term financing of real estate infrastructure costs associated with Registrant's development of an industrial complex in the Southern San Joaquin Valley.

Registrant has a revolving line of credit of $25,000,000 that as of June 30, 1999 had a balance outstanding of $24,752,000 at an interest rate of 7.25%. Registrant also maintains a short-term line of credit for its feedlot operations of $4,000,000. The outstanding balance at June 30, 1999 was $3,644,000 with the interest rate approximating the bank's prime lending rate of 6.75%. The outstanding line of credit balances will change throughout the year based on the timing of proceeds from cattle and crop sales. The revolving lines of credit are used as a short-term cash management tool.

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

Registrant has communicated with and is communicating with all significant suppliers, customers, financial institutions, utilities, and other third parties upon which it is dependent to determine the extent to which Registrant's business operations are vulnerable the failure of those parties to correct their own Year 2000 problems. Although all responses received to date have been satisfactory, Registrant has not completed this phase of its Year 2000 readiness program. Registrant is currently in the process of verifying which third parties have corrected their Year 2000 problems.

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

All statements in this Report regarding the Year 2000 problem involve forward-looking information as to which there is a great uncertainty. The actual results of the Registrant's program to deal with the Year 2000 problem could differ materially from what Registrant plans and anticipates because of the lack of experience of Registrant and others with problems of this kind, the extent to which computer and other systems of business and other entities are inter-related and the lack of control over, and access to, information of third parties upon whom Registrant's business is dependent. The failure of the Registrant to correctly analyze and anticipate Year 2000 problems in its own operations or those of third parties or the failure or inability to develop effective contingency plans could have a material adverse effect on the Registrant's business.

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

Financial Market Risks
----------------------

Registrant is exposed to financial market risks, including changes to interest rates and credit risk related to marketable securities, interest rates related to its own outstanding indebtedness and trade receivables.

The primary objective of Registrant's investment activities is to preserve principal while at the same time maximizing yields consistent with prudently managing risk. To achieve this objective and limit interest rate exposure, Registrant limits its investments to securities with a maturity of less than five years to limit interest rate exposure and with an investment grade of A or better from Moody's or Standard and Poors to minimize risk. In addition, market value changes due to interest rate changes are reduced because a large portion of the portfolio has interest rates that float and are reset on a quarterly basis. See Note C, Marketable Securities.

Registrant is exposed to interest rate exposure on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate is tied to the lending bank's prime interest rate and changes when that rate changes. The long-term debt has a fixed interest rate, and the fair value of the long-term debt will change based on interest rate movements in the market. Registrant typically does not attempt to reduce or eliminate its exposure on this debt through the use of any financial instrument derivatives. Registrant manages its interest rate exposure through negotiation of terms.

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

The following table provides information about Registrant's financial instruments that are sensitive to changes in interest rates. The table presents Registrant's marketable securities, debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates as of June 30, 1999 and December 1998.

                                          Interest Rate Sensitivity Financial Market Risks
                                                Principal Amount by Expected Maturity
                                                          At June 30, 1999
                                                       (Dollars in thousands)
                        -----------------------------------------------------------------------------------------
                                                                                          Total
                                                                                         --------        Fair
                                                                                There    Weighted        Value
                         1999       2000       2001       2002       2003      -after    Average        06/30/99
-----------------------------------------------------------------------------------------------------------------
Assets:
   Marketable
     Securities          $ 2,400   $3,084    $2,310    $1,742    $2,227            ---    $11,763        $  11,567
   Average
     Interest Rate          6.62%    6.10%     5.50%     6.20%     5.80%                     6.12%
Liabilities:
   Short-term
     Debt                $28,396      ---       ---       ---       ---            ---    $28,396        $  28,396
   Average
     Interest Rate          7.19%     ---       ---       ---       ---            ---       7.19%
   Long-term
     Debt                $   245   $  490    $  490    $  490    $1,365         $3,521    $ 6,601        $   6,601
   Average
     Interest Rate          7.88%    7.88%     7.88%     7.88%     7.88%          7.88%      7.88%
                         =========================================================================================

                                                Interest Rate Sensitivity Financial Market Risks
                                                     Principal Amount by Expected Maturity
                                                              At December 31, 1998
                                                             (Dollars in thousands)
                        -------------------------------------------------------------------------------------------------------
                                                                                                         Total
                                                                                                        --------        Fair
                                                                                              There     Weighted        Value
                           1999           2000           2001           2002       2003       -after     Average       12/31/98
-------------------------------------------------------------------------------------------------------------------------------
Assets:
   Marketable
     Securities          $ 5,885        $2,939         $2,662         $1,747       ---         ---       $13,233        $  13,294
   Average
     Interest Rate          6.92%         5.93%          5.81%          6.40%                               6.41%
Liabilities:
   Short-term
     Debt                $19,999           ---            ---            ---       ---         ---       $19,999        $  19,999
   Average
     Interest Rate          7.38%          ---            ---            ---       ---         ---          7.38%
   Long-term
     Debt                $   250        $  250         $  250         $  250    $1,125         ---       $ 2,125        $   2,125
   Average
     Interest Rate          8.57%         8.57%          8.57%          8.57%     8.57%        ---          8.57%
                         ========================================================================================================

In comparison to the prior year Registrant's risks in regard to fluctuations in interest rates has increased overall due to the growth in the use of short-term lines of credit that fluctuate with the bank's prime lending rate.

Commodity Price Exposure
------------------------

Registrant has exposure to adverse price fluctuations associated with certain inventories, gross margins, accounts receivable and certain anticipated transactions in its Livestock and Farming Divisions. Commodities such as corn and cattle are purchased and sold at market prices that are subject to volatility. In order to manage the risk of market price fluctuations, Registrant enters into various exchange-traded futures and option contracts. Registrant closely monitors and manages it exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged.

Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allow the company to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted.
See Note D, Commodity Contracts Used to Manage Risk. Gains on future contracts and options as of June 30, 1999 were $135,000 as compared to gains on future contracts and options as of December 31, 1998 of $485,000. The gains thus far in 1999 are due to the volatility of the cattle prices during the second quarter of 1999.

Inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. See table below for contracts outstanding at quarter-end. Registrant is at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At June 30, 1999 approximately 22% of the cattle held in inventory or 10,217 head of cattle were not protected by futures and options for price movement. This compares to 9,639 head of cattle at June 30, 1998. The 1999 number of head of cattle equates to approximately 10.2 million pounds of beef. For each $.10 per pound changed in price, Registrant has a potential exposure or benefit of $1,020,000 in future value. Although the prices at which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.68 per pound and the current market price is $.66 per pound.

With respect to accounts receivable, the amount at risk relates to almonds and pistachios. These receivables are recorded at estimates of the prices that ultimately will be received for the crops. The final price will not be known until the third or fourth quarter of 1999. Of the accounts receivable outstanding at June 30, 1999, $944,000 is at risk to changing prices of almonds and $116,000 is at risk to changing prices of pistachios. The comparable amounts of accounts receivable at December 31, 1998 were $1,236,000 and $122,000, respectively. The price estimated for recording accounts receivable at June 30, 1999 was $1.85 per pound for almonds. For every $.25 change in the price of almonds Registrant's receivable for almonds increases or decreases by $350,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.54 to $2.26. With respect to pistachios, the price estimated for recording the receivable was $1.17 per pound, each $.15 change in the price increases or decreased the receivable by $120,000 and the range of final prices over the last three years has been $.92 to $1.17.

The following tables identify the future contract amounts and options contract costs outstanding at June 30, 1999 and December 31, 1998.

                                                                   Original                           Estimated
June 30, 1999                                       No.          Contract/Cost       Estimated       Gain (Loss)
Commodity Future / Option Description            Contracts       (Bought) Sold       Fair Value
----------------------------------------------------------------------------------------------------------------
Cattle futures sold, 40,000 lbs. per contract       695            $18,172           $17,747           $425
Cattle futures bought, 50,000 lbs. per               40            $(1,516)          $ 1,491           $(25)
 contract
Cattle futures sold, 50,000 lbs. per contract        40            $ 1,519           $ 1,508           $ 11

                                                                  Original                            Estimated
December 31, 1998                                   No.         Contract/Cost        Estimated       Gain (Loss)
Commodity Future / Option Description            Contracts      (Bought) Sold       Fair Value
----------------------------------------------------------------------------------------------------------------
Cattle futures bought 50,000 lbs. per contract        20          $(710,000)         $694,000            $(16)

Cattle options bought, 40,000 lbs. per contract      130          $ (72,000)         $ 89,000            $ 17

Cattle options sold 40,000 lbs. per contract         130          $  42,000          $ (6,000)           $ 36

The June 30, 1999 futures contracts and options expire between August 1999 and February 2000. Estimated fair value at settlement is based upon quoted market prices at June 30, 1999.


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)  The Annual Meeting of Shareholders was held on May 4, 1999.

(b) The only matter submitted to a vote of security holders was for the election of directors. Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

--------------------------------------------------------------------------------------------
                                                           Votes                   Votes
Election of Directors                                       For                   Withheld
--------------------------------------------------------------------------------------------
John L. Goolsby.....................................   11,105,682               31,024
Norman Metcalfe.....................................   11,107,945               28,761
Kent G. Snyder......................................   11,106,443               30,263
Martin J. Whitman...................................   11,108,454               28,252

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

The amounts payable to Registrant under the arrangement are subject to a number of contingencies, but scheduled payments would aggregate $1,450,000 in 1999 (of which $600,000 has been paid to Registrant as of June 30, 1999) if the arrangement is not terminated by Enron. Thereafter, $100,000 would be payable monthly until rental under the lease commences or the payments reach an agreed maximum amount, although such payments could be significantly higher and could be paid earlier under certain circumstances. If Enron exercises its right to terminate the arrangement, Registrant would be entitled to retain the payments made to the date of termination, but Enron would have no obligation to make any further payments. Payments under the lease, which include both rent and compensation for significant easement rights over other Registrant land, would be $2,600,000 per year (subject to certain adjustments which could be material), would commence when the plant becomes operational or earlier under certain circumstances and would be subject to escalation based upon changes in a designated consumer price index. Registrant would also be entitled to receive additional rent after commercial operation of the plant begins, based upon production output at the plant and energy prices. The term of the lease would be 25 years from the date the plant becomes operational (or earlier under certain circumstances), and Enron would have three five-year options to extend the term.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits -

       3.1     Restated Certificate of Incorporation            *
       3.2     Bylaws                                           **
      10.12    Transaction and Option Agreement
                with Enron Capital & Trade Resources Corp.      19
      10.13    Option Agreement
                with Enron Capital & Trade Resources Corp.      55
      27.1     Financial Data Schedule (Edgar),
                June 30, 1999                                   56

(b)  Reports - on Form 8-K

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



                                            TEJON RANCH CO.
                                            ------------------------------------
                                            (Registrant)




_____________________________               BY _________________________________
DATE                                           Allen E. Lyda
                                               Vice President, Finance
                                               & Treasurer