Form 10-Q
period 1999-09-30
TEJON RANCH CO
filed 1999-11-12
CIK 96869

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999
                                             ------------------

                                      OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________________to__________________

     For Quarter Ended                             Commission File Number

      September 30, 1999                                 1-7183
      ------------------                                 ------

                                TEJON RANCH CO.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                         77-0196136
---------------------------------               ------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1000, Lebec, California                            93243
---------------------------------------                    --------
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

Yes  X   No___
    ---

Total Shares of Common Stock issued and outstanding on September 30, 1999, were 12,695,540.

                                TEJON RANCH CO.

                                     INDEX

                                                                 Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Operations              1
          for the Three Months and Nine Months
          Ended September 30, 1999 and September 30, 1998

          Unaudited Consolidated Balance Sheets                        2
          As of December 31, 1998 and September 30, 1999

          Unaudited Consolidated Statements of Cash                    3
          Flows for the Three Months and Nine Months
          Ended September 30, 1999 and 1998

          Consolidated Condensed Statements of Stockholders'           4
          Equity

          Notes to Unaudited Consolidated Financial                    5
          Statements

Item 2.   Management's Discussion and Analysis of                      8
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders         16

Item 5.   Other Information                                           16

Item 6.   Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                            18

                         PART I FINANCIAL INFORMATION

                       TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                   Three Months Ended              Nine Months Ended
                                                      September 30                     September 30
                                             -------------------------------------------------------------
                                                 1999           1998              1999            1998
                                             ------------    ------------     ------------    ------------
Revenues:
      Livestock                              $     12,576    $     11,342     $     25,957    $     24,835
      Farming                                       4,495           3,784            4,778           4,055
      Resource Management                           1,131           1,077            2,875           2,246
      Real Estate                                     810             273            3,961             725
      Interest Income                                 150             227              481             744
                                             ------------    ------------     ------------    ------------
                                                   19,162          16,703           38,052          32,605

Costs and Expenses:
      Livestock                                    11,691           9,707           24,905          23,602
      Farming                                       2,690           1,634            3,390           2,255
      Resource Management                             581             395            1,478           1,286
      Real Estate                                   1,253             869            3,754           2,427
      Corporate Expense                             1,158             619            2,646           1,832
      Interest Expense                                488             276              909             780
                                             ------------    ------------     ------------    ------------
                                                   17,861          13,500           37,082          32,182
                                             ------------    ------------     ------------    ------------

Operating Profit                                    1,301           3,203              970             423

Income Tax Expense                                    495           1,217              370             161
                                             ------------    ------------     ------------    ------------
Net Income                                   $        806    $      1,986     $        600    $        262
                                             ============    ============     ============    ============

Net Income Per Share, diluted                $       0.06    $       0.16     $       0.05    $       0.02

Cash Dividends Paid                          $        ---    $        ---     $      0.025    $      0.025

See Notes to Consolidated Condensed Financial Statements.

                       TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (In Thousands)

                                                           September 30, 1999     December 31, 1998*
                                                           ------------------     ------------------
ASSETS                                                       (Unaudited)
CURRENT ASSETS
     Cash and Cash Equivalents                             $              554     $              743
     Cash in Escrow                                                       ---                  4,200
     Marketable Securities                                             10,197                 13,294
     Accounts & Notes Receivable                                       11,392                  7,359
     Inventories:
       Cattle                                                          19,283                 16,577
       Farming                                                          2,247                    326
       Other                                                              429                    513
     Prepaid Expenses and Other                                         1,270                    996
                                                           ------------------     ------------------
     Total Current Assets                                              45,372                 44,008
PROPERTY AND EQUIPMENT - NET                                           48,197                 27,553
OTHER ASSETS                                                              842                  1,453
                                                           ------------------     ------------------
TOTAL ASSETS                                               $           94,411     $           73,014
                                                           ==================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade Accounts Payable                                $            7,894     $            3,235
     Other Accrued Liabilities                                            177                    502
     Short-term Borrowings                                             32,254                 20,249
     Other Current Liabilities                                            660                    254
                                                           ------------------     ------------------
     Total Current Liabilities                                         40,985                 24,240
LONG-TERM DEBT                                                          6,524                  1,875
DEFERRED INCOME TAXES                                                   4,044                  4,194
                                                           ------------------     ------------------
     Total Liabilities                                                 51,553                 30,309

STOCKHOLDERS' EQUITY
     Common Stock                                                       6,348                  6,346
     Additional Paid-In Capital                                           380                    382
     Retained Earnings                                                 36,439                 36,156
     Accumulated Other Comprehensive Income                              (309)                  (179)
                                                           ------------------     ------------------
     Total Stockholders' Equity                                        42,858                 42,705
                                                           ------------------     ------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                    $           94,411     $           73,014
                                                           ==================     ==================

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

                                                                     Nine Months Ended
                                                                       September 30
                                                                ----------------------------
                                                                    1999                1998
                                                                --------            --------
OPERATING ACTIVITIES
   Net Income                                                   $    600            $    262
   Items Not Affecting Cash:
     Depreciation and Amortization                                 1,829               1,478
     Deferred Income Taxes                                          (150)                 17
     Gain on Sale of Investments                                     ---                 (34)
   Changes in Operating Assets and Liabilities:
     Receivables, Inventories and other Assets, Net               (8,807)             (3,523)
     Current liabilities, Net                                      4,741              (1,123)
                                                                --------            --------
NET CASH USED IN
   OPERATING ACTIVITIES                                           (1,787)             (2,923)

INVESTING ACTIVITIES
   Cash in Escrow                                                  4,200                 ---
   Maturities of Marketable Securities                             9,514               5,084
   Funds Invested in Marketable Securities                        (6,547)             (1,821)
   Property and Equipment Expenditures                           (22,473)             (3,616)
   Change in Breeding Herds                                         (110)                (69)
   Other                                                             677                (367)
                                                                --------            --------
NET CASH USED IN INVESTING ACTIVITIES                            (14,739)               (789)
                                                                --------            --------
FINANCING ACTIVITIES
   Proceeds From Revolving Line of Credit                         26,996              15,930
   Payments of Revolving Line of Credit                          (14,991)            (11,284)
   Payments of Long-term Debt                                       (151)               (125)
   Borrowing  of Long-term Debt                                    4,800                 ---
   Cash Dividend Paid                                               (317)               (317)
                                                                --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         16,337               4,204
                                                                --------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (189)                492
Cash and Cash Equivalents at Beginning of Year                       743                 976
                                                                --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    554            $  1,468
                                                                ========            ========

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                                (In Thousands)
                                  (Unaudited)

                                                                       Accumulated
                                                       Additional         Other
                                          Common        Paid-In        Comprehensive     Retained
                                           Stock        Capital           Income         Earnings       Total
----------------------------------------------------------------------------------------------------------------
Balance January 1, 1998                   $ 6,343      $    385           $    109        $ 33,651      $ 40,488
Net Income                                    ---           ---                ---           3,139         3,139
Defined Benefit Plan
   Funding Adjustments,
   Net of taxes of $133,000                   ---           ---               (216)            ---          (216)
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes of $49,000        ---           ---                (72)            ---           (72)
                                                                                                        --------
Comprehensive Income                          ---           ---                ---             ---         2,851
                                                                                                        --------
Exercise of Stock Options                       3            (3)               ---             ---           ---
Cash Dividends Paid -
   $.05 per share                             ---           ---                ---            (634)         (634)
                                          ----------------------------------------------------------------------

Balance, December 31, 1998                $ 6,346      $    382           $   (179)       $ 36,156      $ 42,705
Net Income First Nine Months 1999                                                              600           600
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes of $87                                            (130)                         (130)
                                                                                                        --------
Comprehensive Loss                                                                                           470
                                                                                                        --------
Exercise of Stock Options                       2            (2)               ---             ---           ---
Cash Dividends Paid -
   $.025 per share                            ---           ---                ---            (317)         (317)
                                          ----------------------------------------------------------------------
Balance, September 30, 1999               $ 6,348      $    380           $   (309)       $ 36,439      $ 42,858
                                          ======================================================================

                       TEJON RANCH CO. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)


September 30, 1999

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

NOTE B - NET INCOME PER SHARE
-----------------------------

Basic net income per share is based upon the weighted average number of shares of common stock outstanding, which for the three months ended September 30, 1999 and 1998 was 12,695,540 and 12,691,253, respectively. For the nine months ended September 30, 1999 and 1998 the weighted average common shares outstanding were 12,694,515 and 12,687,747 respectively. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding, and the average shares outstanding assuming the issuance of common stock pursuant to stock options using the treasury stock method. For the three months ended September 30, 1999 and 1998 diluted common shares outstanding were 12,870,046 and 12,731,216. For the nine months ended September 30, 1999 and 1998 diluted common shares outstanding were 12,790,386 and 12,759,562.

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

The following is a summary of available-for-sale securities at September 1999 and December 31, 1998:

                                                     September 30, 1999             December 31, 1998
                                                               Estimated                       Estimated
                                                    Cost       Fair Value         Cost         Fair Value
                                                  -------------------------------------------------------
Marketable Securities:
(in thousands)
   U.S. Treasury and agency notes                 $ 5,604         $ 5,501         $ 6,905         $ 6,961
   Corporate notes                                  4,749           4,696           6,328           6,333
                                                  -------------------------------------------------------
                                                  $10,353         $10,197         $13,233         $13,294
                                                  =======================================================

Based on available-for-sale securities as of September 30, 1999, the fair value adjustment is a $156,000 unrealized loss. The cumulative fair value adjustment to stockholders' equity to reflect the change in fair value from December 31, 1998, net of a deferred tax of $87,000, is an unrealized loss of $130,000. Registrant's gross unrealized holding gains at September 30, 1999 equal $9,000, while gross unrealized holding losses equal $165,000. On September 30, 1999, the average maturity of U.S. Treasury and agency securities was 1.5 years and corporate notes was 1.8 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

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

Realized gains, losses, and costs associated with both open and closed contracts are recognized in costs of sales expense. At September 30, 1999 there were $120,000 of gains associated with futures and option contracts included in cost of sales expense.

The following table identifies the cattle futures contract amounts outstanding at September 30, 1999 (in thousands, except number of contracts) and sets forth the purchase or sale price of the cattle under the contracts, the estimated fair market value of the cattle at September 30, 1999 and the estimated gain or loss on the contracts as of that date:

      Cattle Future / Option       No.        Original Contract     Estimated    Estimated
           Description           Contracts     (Bought) Sold       Fair Value    Gain (Loss)
--------------------------------------------------------------------------------------------
Cattle futures sold,
   40,000 lbs. per contract       659           $17,887            $18,314         $(427)

Cattle futures bought,
   50,000 lbs. per contract        15           $  (579)           $   608         $  29

The September 30, 1999 futures contracts and options expire between October 1999 and April 2000. Estimated fair value at settlement is based upon quoted market prices at September 30, 1999.

NOTE E - CONTINGENCIES
----------------------

Registrant leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and Registrant have been ordered by the California Regional Water Quality Control Board to clean up and abate an old industrial waste landfill site, a spill of chlorinated hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. The cleanup order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles off-site. Under these orders, Registrant is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, both companies are required to indemnify Registrant for any costs and liabilities incurred in connection with the cleanup order. Due to the reported financial strength of National and Lafarge, Registrant believes that a material effect on the company is remote at this time.

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

Total revenues, including interest income for the first nine months of 1999 were $38,052,000 compared to $32,605,000 for the same period in 1998. The growth in revenues during the first nine months of 1999 is primarily attributable to increases in real estate division revenues of $3,236,000, livestock division revenues of $1,122,000, farming division revenues of $723,000, and resource management division revenues of $946,000. The increase in real estate revenues when compared to 1998 is primarily attributed to the sale of a fiber optic communications easement for $1,750,000. Additionally, Registrant entered into an option with Enron Capital & Trade Resources Corp. (see discussion in Item 5) for a land lease for the construction and operation of a power plant. Revenues received pursuant to this agreement in 1999 total $900,000 as of September 30, 1999. Finally, Registrant purchased four industrial and commercial buildings in Phoenix, Arizona and Rancho Santa Fe, California (see discussion in the "Liquidity and Capital Resources" below), which increased revenue approximately $637,000 in 1999.

When compared to the same period in 1998, livestock revenues grew due to increases in livestock sales of $4,188,000. This increase is due to approximately 12,700 additional head of cattle being sold during the first nine months of 1999 than during the same period of 1998. The increase in the cattle sold is the result of Registrant increasing its cattle herd throughout 1997 and 1998. Registrant's cattle herd at the end of the third quarter of 1999 was approximately 44,000 head compared to approximately 37,000 and 24,000 head at September 30, 1998 and 1997, respectively. The increase in livestock sales was offset by a decrease in feedlot revenues of $2,713,000 as of September 30, 1999 when compared to the same period in 1998. This decrease in revenues is due to a decrease in the average occupancy in the feedlot throughout the summer months and to a decrease in feed prices of approximately $13.00 per ton as of September 30, 1999 when compared to the same period in 1998.

Farming revenues increased when compared to 1998 due primarily to the timing of the 1999 crop harvest and the type of crops being harvested. As of September 30, 1999, Registrant had completed the crop harvest for pistachios, three varieties of grapes, and was 50% completed for almonds and walnuts. During 1998 only 50% of the grape harvest was completed, approximately 75% of the almond harvest was completed and the pistachio and walnut harvests had not started.
The timing of the harvest and the types of crop being harvested led to income from crops being $872,000 greater than in 1998. This increase in crop revenue was partially offset by lower farm rental revenues.

The increase in resource management division revenues of is due primarily to an increase in hunting program sales and increased royalties from sand and rock aggregate production and cement production.

Operating activities during the first nine months of 1999 resulted in net income of $600,000, or $0.05 per share diluted, compared to a net income of $262,000, or $0.02 per share diluted, for the same period of 1998. Higher livestock division, real estate division, farming division, and general and administrative costs partially offset the increase in revenues described above. The increase in livestock costs was a result of the additional head of cattle sold as discussed above. This increase in livestock cost of sales was partially offset by a decrease in expenses at the feedlot attributable to lower occupancy and cost of feed per ton in 1999 when compared to 1998. The increases in real estate expenses were attributable to additional costs related to the planning and development of Registrant's land holding. These costs included increases in professional service fees, staffing costs, and advertising costs. In addition to these real estate operating costs, Registrant recognized its portion (60%) of the start-up, training, and pre-opening costs related to the June 30, 1999 opening of the Petro Travel Plaza, which were approximately $677,000. The increase in farming costs is primarily related to the timing of the 1999 crop harvest. As crops are harvested and revenues recognized, inventory costs associated with that crop are also recognized. General and administrative costs were also higher primarily due to higher professional service fees and staffing costs.

Cattle prices during 1999 have continued to strengthen when compared to 1998 due primarily to increases in demand for beef products and the anticipation of lower future supplies of cattle. This improvement in cattle prices may slow as cattle feeders have placed additional cattle on feed in response to the improved market. However, prices are still below what they may have been due to the impact of the Asian economic crises on the beef market, but this is improving as the economy in Asia improves. Registrant is still continuing to harvest grapes, almonds, and walnuts, which means that 1999 production numbers are currently not finalized. The Almond Board of California is estimating that the 1999 statewide almond harvest will be the largest in history. Due to these estimates the USDA has approved a federal marketing order placing in reserve approximately 22% of the 1999 harvest. Registrant will not be able to recognize any revenues on the almonds in reserve until the Almond Board releases them for sale. In response to the anticipated large crop and the almond reserve, almond prices have declined to approximately $.80 per pound. For comparison purposes almond prices over the last three years have ranged from $1.30 to $2.26 per pound. Based on the anticipated price for almonds, 1999 crop revenues are expected to be less than 1998 crop revenues. An actual projection cannot be made at this time due to final production numbers not being known.

Total revenues for the third quarter of 1999, including interest income, were $19,162,000 compared to $16,703,000 for the third quarter of 1998. The growth in revenue is primarily attributable to increases in livestock division revenues of $1,234,000, farming division revenues of $711,000, and real estate division revenues of $537,000. The increase in livestock revenues is due to an increase in cattle sales. Approximately 7,800 additional head of cattle were sold during the third quarter than during the same period of 1998. This increase in livestock revenue was partially offset by a decrease in feedlot revenues due to lower occupancy and feed prices as discussed above. Farming revenues as compared to 1998 were $711,000 higher due to the timing of the 1999 harvest as explained above. The increase in real estate revenues is primarily due to the revenue received from Enron and the income producing properties in Phoenix and Rancho Santa Fe, all as discussed above.

During the third quarter of 1999 Registrant had net income of $806,000, or $0.06 per share, compared to net income of $1,986,000, or $0.16 per share for the same period of 1998. The decrease in net income compared to the third quarter of 1999 is due to the net increase in revenues described above being more than offset by an increase in livestock, farming, real estate, and general and administrative expenses. Livestock expenses were higher due to an increase in cost of sales as a result of the timing of the sale of cattle as discussed above. Farming expenses as compared to 1998 were $1,056,000 higher due to the timing of the 1999 harvest as explained above. Real estate expenses were higher due to Registrant's recognition of the start-up costs, training, and pre-opening costs of the Petro Travel Plaza as discussed above. This unfavorable variance in real estate costs was offset by a decrease in overall real estate operating expenses. Real estate expenses decreased due to more expenses being capitalized during the third quarter of 1999 when compared to the same period of 1998 because more real estate projects were in the development stage of their cycle. General and administrative costs were higher due to higher professional service fees and staffing costs.

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

Liquidity and Capital Resources
-------------------------------

Registrant's cash, cash equivalents and short-term investments totaled approximately $10,751,000 at September 30, 1999, compared to $18,237,000 on December 31, 1998 a decrease of 41%. Working capital as of September 30, 1999 was $4,387,000 compared to $19,768,000 on December 31, 1998. The decrease in working capital during the first nine months of 1999 is due primarily to capital expenditures related to real estate infrastructure and farming developments and the purchase of revenue producing properties in Phoenix, Arizona and Rancho Santa Fe, California. Also working capital decreased due to an increase in the use of short-term debt financing.

During February 1999 Registrant completed the purchase of three industrial and commercial buildings in Phoenix, Arizona having aggregate rentable square feet of 101,482. The Phoenix property is a cluster of three buildings in a master planned industrial park located near Sky Harbor International Airport and adjacent to the Interstate 10 Freeway. Annualized rentals under the leases currently aggregate $845,000. The leases provide for built in rental escalations which approximate current inflation factors based on the CPI index. During April 1999, Registrant completed the purchase of a building in Rancho Santa Fe, California for $1,250,000. Annualized rents under lease in the building currently total $126,000. The buildings were acquired to complete a tax deferred exchange of real property in which $6,000,000 in proceeds from the sale of land in December 1998 and easements in 1999 were used together with $4,800,000 borrowed from a bank, with the loan secured by the property acquired. The use of short-term credit has grown when compared to 1998 due to the funding of inventories and receivables attributable to the growth of Registrant's core business lines and to the short-term financing of real estate infrastructure costs associated with Registrant's development of an industrial complex in the Southern San Joaquin Valley.

Registrant has a revolving line of credit of $28,000,000 that as of September 30, 1999 had a balance outstanding of $28,000,000 at an interest rate of 7.50%. Registrant also maintains a short-term line of credit for its feedlot operations of $6,500,000. The outstanding balance at September 30, 1999 was $4,000,000 with the interest rate approximating the bank's prime lending rate of 7.50%.
The outstanding line of credit balances will change throughout the year based on the timing of proceeds from cattle and crop sales. The revolving lines of credit are used as a short-term cash management tool.

The accurate forecasting of cash flows by Registrant is made difficult due to the fact that commodity markets set the prices for the majority of Registrant's products and the fact that the cost of water changes significantly from year-to-year as a result of changes in its availability.

Registrant is currently evaluating the possibility of new farming developments, continued expansion of the cattle herd, additional commercial development along the Interstate 5 corridor, and residential real estate development. These potential new projects would be funded from current cash resources, from additional borrowings, and possibly funds provided by joint venture partners involved in particular projects.

Registrant has traditionally funded its growth and capital additions from internally generated funds and from borrowing. Management believes that the combination of net earnings, short-term investments and borrowing capacity will be sufficient for its near term operations.

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

Registrant has communicated with all significant suppliers, customers, financial institutions, utilities, and other third parties upon which it is dependent to determine the extent to which Registrant's business operations are vulnerable the failure of those parties to correct their own Year 2000 problems. Although all responses received to date have been satisfactory, Registrant is still in the process of verifying the information in the responses received.

Based on systems tests, discussions with Registrant's primary business partners, and the timing of business activities during the first quarter of 2000 Registrant believes that any year 2000 problem it will encounter will be immaterial to its overall operations. Registrant is however, in the process of finalizing contingency plans to handle its most likely worst case scenario with respect to potential year 2000 problems. As an example Registrant has procedures in place to inspect and manually activate non-financial systems that are operated off of timers or computers such as crop irrigation systems if a systems problem were to occur.

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

The primary objective of Registrant's investment activities is to preserve principal while at the same time maximizing yields consistent with prudently managing risk. To achieve this objective and limit interest rate exposure, Registrant limits its investments to securities with a maturity of less than five years to limit interest rate exposure and with an investment rating of A or better from Moody's or Standard and Poors to minimize risk. In addition, market value changes due to interest rate changes are reduced because a portion of the portfolio has interest rates that float and are reset on a quarterly basis. See Note C, Marketable Securities.

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

The following table provides information about Registrant's financial instruments that are sensitive to changes in interest rates. The table presents Registrant's marketable securities, debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates as of September 30, 1999 and December 1998.


                                             Interest Rate Sensitivity Financial Market Risks
                                                   Principal Amount by Expected Maturity
                                                           At September 30, 1999
                                                          (Dollars in thousands)
                         ----------------------------------------------------------------------------------------
                                                                                             Total       Fair
                                                                                            --------
                                                                                   There    Weighted     Value
                              1999       2000       2001       2002       2003    -after    Average     06/30/99
-----------------------------------------------------------------------------------------------------------------
 Assets:
    Marketable
      Securities         $     730    $ 2,725    $ 2,708    $ 1,605    $ 2,585       ---    $ 10,353    $  10,197
    Average
      Interest Rate           7.95%      5.85%      5.69%      6.06%      5.88%                 6.00%
 Liabilities:
    Short-term
      Debt               $  32,254        ---        ---        ---        ---       ---    $ 32,254    $  32,254
    Average
      Interest Rate          7.509%       ---        ---        ---        ---       ---        7.50%
    Long-term
      Debt               $     168    $   490    $   490    $   490    $ 1,365   $ 3,521    $  6,524    $   6,524
    Average
      Interest Rate           7.88%      7.88%      7.88%      7.88%      7.88%     7.88%       7.88%
                         ========================================================================================

                                             Interest Rate Sensitivity Financial Market Risks
                                                   Principal Amount by Expected Maturity
                                                           At December 31, 1998
                                                          (Dollars in thousands)
                         ----------------------------------------------------------------------------------------
                                                                                             Total       Fair
                                                                                    There   Weighted     Value
                               1999       2000       2001       2002       2003    -after   Average     12/31/98
-----------------------------------------------------------------------------------------------------------------
Assets:
   Marketable
     Securities          $    5,885    $ 2,939   $  2,662    $ 1,747        ---       ---   $ 13,233    $  13,294
   Average
     Interest Rate             6.92%      5.93%      5.81%      6.40%                           6.41%
Liabilities:
   Short-term
     Debt                $   19,999        ---        ---        ---        ---       ---   $ 19,999    $  19,999
   Average
     Interest Rate             7.38%       ---        ---        ---        ---       ---       7.38%
   Long-term
     Debt                $      250    $   250   $    250    $   250    $ 1,125       ---   $  2,125    $   2,125
   Average
     Interest Rate             8.57%      8.57%      8.57%      8.57%      8.57%      ---       8.57%
                         ========================================================================================


In comparison to the prior year Registrant's risks in regard to fluctuations in interest rates has increased overall due to the growth in the use of short-term lines of credit that fluctuate with the bank's prime lending rate.

Commodity Price Exposure
------------------------

Registrant has exposure to adverse price fluctuations associated with certain inventories, gross margins, accounts receivable and certain anticipated transactions in its Livestock and Farming Divisions. Commodities such as feed and cattle are purchased and sold at market prices that are subject to volatility. In order to manage the risk of market price fluctuations, Registrant enters into various exchange-traded futures and option contracts. Registrant closely monitors and manages it exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged.

Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allow Registrant to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. See Note D, Commodity Contracts Used to Manage Risk. Gains on futures contracts and options as of September 30, 1999 were $120,000 as compared to gains on future contracts and options as of December 31, 1998 of $485,000. The gains thus far in 1999 are due to the volatility of the cattle prices during the second quarter of 1999.

Inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. See table below for contracts outstanding at quarter-end. Registrant is at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At September 30, 1999 approximately 26% of the cattle held in inventory or 11,454 head of cattle were not protected by futures and options for price movement. This compares to 19,980 head of cattle at

September 30, 1998. The 1999 number of head of cattle equates to approximately
11.5 million pounds of beef. For each $.10 per pound change in price, Registrant has a potential exposure or benefit of $1,150,000 in future value. Although the prices at which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.79 per pound and the current market price is $.79 per pound.

With respect to accounts receivable at September 30, 1999, the amount at risk relates to almonds, pistachios, and walnuts. These receivables are recorded at estimates of the prices that ultimately will be received for the crops. The final price for the nut crops will not be known until the third or fourth quarter of 2000, with the exception of the price for walnuts, which will be paid by January 2000. Of the accounts receivable outstanding at September 30, 1999 $942,000 is at risk to changing almond prices, $768,000 is at risk to changing pistachio prices, and $300,000 is at risk to changing walnut prices. The comparable amounts of accounts receivable at December 31, 1998 were $1,236,000 for almonds and $122,000 for pistachios. The prices estimated for recording the 1999 crop accounts receivable at September 30, 1999 were $.80 per pound for almonds, $1.35 per pound for pistachios, and $.45 per pound for walnuts. Based on 1999 almond production to date, for every $.10 change in the price of almonds Registrant's receivable for almonds increases or decreases by $144,000. Although the final price of almonds and the final production figures (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.30 to $2.26. For pistachios the price estimated for recording the receivable was $1.35 per pound based on preliminary estimates from the buyer, each $.10 change in the price increases or decreases the receivable by $57,000 and the range of final prices over the last three years has been $.92 to $1.17 per pound. With respect to walnuts, the price estimated for recording the receivable was $.45 per pound, each $.10 change in the price increases or decreases the receivable by $67,000 and the range of prices over the last three years has been $.45 to $.65 per pound.

The following tables identify the future contract amounts and option contract costs outstanding at September 30, 1999 and December 31, 1998.

                                                                  Original                       Estimated
September 30, 1999                                  No.        Contract/Cost       Estimated        Gain
Commodity Future / Option Description            Contracts     (Bought) Sold      Fair Value       (Loss)
------------------------------------------------------------------------------------------------------------
Cattle futures sold, 40,000 lbs. per contract          659     $      17,887      $   18,314     $     (427)

Cattle futures bought, 50,000 lbs. per contract         15     $        (579)     $      608     $       29


                                                                  Original                       Estimated
December 31, 1998                                   No.        Contract/Cost       Estimated        Gain
Commodity Future / Option Description            Contracts     (Bought) Sold      Fair Value       (Loss)
------------------------------------------------------------------------------------------------------------
Cattle futures bought 50,000 lbs. per contract          20     $    (710,000)     $  694,000     $      (16)

Cattle options bought, 40,000 lbs. per contract        130     $     (72,000)     $   89,000     $       17

Cattle options sold 40,000 lbs. per contract           130     $      42,000      $   (6,000)    $       36

The September 30, 1999 futures contracts and options expire between October 1999 and April 2000. Estimated fair value at settlement is based upon quoted market prices at September 30, 1999.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

Not applicable.


Item 2.  Changes in Securities
------------------------------

Not applicable.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits -

      3.1  Restated Certificate of Incorporation            *
      3.2  Bylaws                                           **
     27.1  Financial Data Schedule (Edgar),
              September 30, 1999


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



                                   TEJON RANCH CO.
                                   ---------------------------------------------
                                   (Registrant)



November 12, 1999                      /s/ ALLEN E. LYDA
__________________________         BY __________________________________________
 DATE                                  Allen E. Lyda
                                       Vice President, Chief Financial Officer