Form 10-K
period 1999-12-31
TEJON RANCH CO
filed 2000-03-27
CIK 96869

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE 33 ACT OF 1934

          For the fiscal year ended December 31, 1999
                                    -----------------

                                       OR

 ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to
                                              ------    ------

                        Commission File Number: 1-7183
                                                ------

                                TEJON RANCH CO.
            -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                    77-0196136
----------------------------               ----------------------------
(State or other jurisdiction               (IRS Employer Identification
of incorporation or organization)           Number)

                    P.O. Box 1000, Lebec, California  93243
                    ---------------------------------------
                    (Address of principal executive office)

Registrant's telephone number, including area code:    (661) 248-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
Title of Each Class                                        Which Registered
---------------------------                           -------------------------
Common Stock                                          New York Stock Exchange

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

  The aggregate market value of Registrant's Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 23, 2000 was $296,796,559 based on the closing price on that date on the New York Stock Exchange.

  The number of Registrant's outstanding shares of Common Stock on March 23, 2000 was 12,697,179 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2000 relating to the directors and executive officers of Registrant are incorporated by reference into Part III.

                                              Total Pages -        71
                                              Exhibit Index - Page 34

                                    PART I


ITEM 1.  BUSINESS

Throughout Item 1 - "Business," Item 2 - "Properties," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," Registrant has made forward-looking statements regarding future developments in the cattle industry, in Registrant's strategic alliances and the almond industry, Registrant's plans for future plantings of permanent crops, future yields, prices and water availability for Registrant's crops, future prices, production and demand for oil and other minerals, future development of Registrant's property, future revenue and income of Registrant's jointly-owned travel plaza, potential losses to Registrant as a result of pending environmental proceedings and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and Registrant's own outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather, market and economic forces) and, with respect to Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Tejon Ranch Co. ("Registrant") is a diversified, growth oriented land development and agribusiness company whose purpose is to increase the value of its real estate and resource holdings and maximize its market value for its shareholders.

Over the last three years, Registrant has been implementing a new strategic plan that sets out a broad strategy for enhancing shareholder value. Specifically, the plan focuses on planning and development and making more productive use of Registrant's largest and most valuable asset, its 270,000-acre land holding, and increasing revenue and net income in its three core businesses of real estate, livestock, and farming.

Registrant intends to continue focussing on increasing revenues and net income by continuing to develop its significant land holding and by expanding its core business lines. Currently, Registrant is working to take maximum advantage of existing resources and market conditions as well as to anticipate and create future market trends and demand. Part of this effort includes evaluating Registrant's land and water resources to ensure that the resources essential for growing the core businesses are available when and where needed. In the future, Registrant will continue to assess the feasibility of entering into complementary new related lines of business and refining or reconfiguring current core businesses to take advantage of opportunities presented and changing market conditions. In implementing the new strategic plan, Registrant has:

   . Increased revenues from operations over the last three years, . Purchased a feedlot in Texas to further enhance and expand livestock operations,
   . Increased the cattle herd by over 20,000 head, in order to expand market opportunities,

 . Sold $4.25 million of non-strategic real estate assets, using the proceeds to purchase commercial and industrial buildings for current and future revenue sources,
 .  Developed the Tejon Industrial Complex, with the first occupant the 51-acre
   Petro Travel Plaza opening for business in 1999, . Sold rights to Qwest Communications for routing of Qwest's fiber optic network through Tejon Ranch,
 .  Signed an agreement with Enron North America Corp. for the development of a power plant by Enron on Registrant's lands, . Signed a joint venture agreement with three well-known home builders for the creation of a 4,000-acre masterplanned community on Registrant's land in Los Angeles County,
 .  Began trading on the New York Stock Exchange on July 28, 1999.
 .  Purchased an almond hulling and processing plant to enhance and expand
   Registrant's farming operations.

The following table shows the revenues, operating profits and identifiable assets of each of Registrant's industry segments for the last three years:

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                 ---------------------------------------------
                       (Amounts in thousands of dollars)

                                                   1999              1998              1997
                                              ---------------   ---------------   ---------------
Revenues
--------

Livestock Operations                                 $38,940           $30,077           $21,798
Farming                                                7,433             8,671             9,173
Resource Management                                    3,726             2,597             2,696
Real Estate                                            5,178             5,742             3,403
                                                     -------           -------           -------
Segment Revenues                                      55,277            47,087            37,070
Interest Income                                          639             1,001             1,159
                                                     -------           -------           -------
Total Revenues                                       $55,916           $48,088           $38,229
                                                     =======           =======           =======

Segment Profits and Income Before Income Taxes
----------------------------------------------

Livestock Operations                                 $ 1,861           $ 1,094           $ 1,499
Farming                                                1,148             2,269             2,627
Resource Management                                    1,845               961             1,328
Real Estate                                              473             2,943             1,003
                                                     -------           -------           -------
Segment Profits (1)                                    5,327             7,267             6,457
Interest Income                                          639             1,001             1,159
Corporate Expense                                     (3,198)           (2,581)           (2,346)
Interest Expense                                        (863)           (1,065)             (747)
                                                     -------           -------           -------
Income Before Income Taxes                           $ 1,905           $ 4,622           $ 4,523

Identifiable Assets by Segment (2)
----------------------------------
Livestock Operations                                 $27,661           $29,101           $24,215
Farming                                               13,574            12,890            10,176
Resource Management                                    1,492             1,338               363
Real Estate                                           30,483             8,726             5,933
Corporate                                             18,309            20,959            23,006
                                                     -------           -------           -------
Total Assets                                         $91,519           $73,014           $63,693
                                                     =======           =======           =======

(1) Segment Profits are revenues less operating expenses, excluding interest income and expense and corporate expenses.

(2) Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly-used assets. Corporate assets consist primarily of cash and cash equivalents, refundable and deferred income taxes and buildings and improvements.

Real Estate Operations
----------------------

Registrant's real estate operations consist of four principal activities: land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management. Registrant's 270,000-acre land holding offers significant real estate development opportunities. Registrant's land is characterized by diverse topography, scenic vistas, and is conveniently served by three inter-regional highways. Interstate 5, one of the nation's most heavily traveled freeways, brings in excess of 50,000 vehicles a day through Registrant's lands, which includes 16 miles of Interstate 5 frontage and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor as well as laying the necessary groundwork for moving forward with potential destination uses, including residential and resort projects.

During 1999 development activity was principally focused on the 351-acre Tejon Industrial Complex at the Interstate 5/Laval Road interchange. The activity at the industrial complex included the completion of infrastructure construction for the first phase of the complex as well as infrastructure construction for Petro Travel Plaza, a joint venture with Petro Stopping Centers located on approximately 51 acres in the complex. Petro Travel Plaza opened at the end of June and has seen increasing sales and traffic through the site each month it has been open for business. Interest in developing industrial, warehouse, and distribution facilities on the remaining 300 acres is being expressed by developers and end users. Registrant has begun marketing building sites at the industrial complex to these groups. Registrant will be in direct competition for customers with other industrial sites in Southern California including the inland empire region of Southern California, and Central California.

Registrant continues to engage in land planning activities and feasibility analysis related to future real estate uses of its lands. The Grapevine Center has been identified as an area that would be good for destination attraction projects, and the Laval Road interchange has been identified for highway commercial and industrial uses. Evaluations and planning of residential development planning are also being conducted with various development groups to determine the potential of a ranch estate residential program and or resort development in the central canyon areas near Tejon Lake. Since the prospects and timing of residential and recreational projects are dependent on market demand, the timing of any such residential and/or recreational development is still uncertain. Registrant is evaluating the environmental and regulatory factors that might affect its ability to secure value-enhancing entitlements for potential land development of this type. The results of this evaluation will help Registrant in formulating long-range entitlement strategies.

During 1999, Registrant signed a letter of intent with three well-known homebuilders for a joint project to develop a 4,000-acre masterplanned community on Registrant's land in Los Angeles County. In March 2000, Registrant formed a limited liability company with the homebuilders (Lewis Investment Company, LLC, and Pardee Construction Company, both of which signed the letter of intent, and Standard Pacific Corporation, which replaced a company that had pulled out of the project) to pursue this project. The homebuilders and Registrant have invested significant funds to perform planning and feasibility work and to prepare applications for entitlements for the project, which they hope to file with Los Angeles County by the end of 2000. The timing of any extensive development of Registrant's property and its nature and extent will also be dependent upon the availability of adequate development capital and the obtaining of appropriate governmental permits and approvals.

Registrant leases to various tenants lands which are used for a full-service truck stop facility, a truck wash, three auto service stations with convenience stores, four full-service restaurants, five fast-food operations, a motel, two antique shops, and a United States Postal Service facility. In addition, several microwave repeater locations and radio and cellular transmitters relay sites are also leased. Within the commercial sales and leasing area, Registrant is in direct competition with other landowners which have highway interchange locations along Interstate 5 in the southern San Joaquin Valley.

Livestock Operations

Registrant conducts a beef cattle operation upon those portions of its ranch which are not devoted to farming, commercial and real estate development, or other purposes. The beef cattle activities include both commercial cow-calf operations (the maintenance of a cattle herd whose offspring are used to replenish the herd, with excess numbers being sold commercially) and the use of stocker cattle (cattle purchased at light weights for growing on available range forage before being resold). At December 31, 1999, Registrant's cattle herd numbered approximately 45,000 head of which approximately 40,128 head were stockers and the remainder were in the breeding herd. At December 31, 1998, Registrant's cattle herd numbered approximately 36,700 head of which approximately 31,499 head were stockers and the remainder were breeding herd. Registrant's cattle are either sold to stocker and feedlot operators or fed at Champion Feeders, Registrant's feedlot in Texas, and then sold to packers. As to the sale of cattle, Registrant is in direct competition with other commercial cattle operations throughout the United States. The prices received for Registrant's cattle are primarily dependent upon the commodity market's perception of supply and demand at the time cattle are sold. In an attempt to reduce the market risks of its livestock activities, Registrant usually hedges future sales of cattle in the futures and options markets or obtains fixed prices for future delivery through contracts with cattle buyers, feedlots, or packing houses. Registrant purchased Champion Feeders, a feedlot in Texas, in 1997 in order to further vertically integrate its beef operations. Champion Feedlot custom feeds cattle for outside customers as well as Registrants' own cattle prior to sale to packers. The feedlot is in direct competition for customers with feedlots in west Texas and Kansas.

During the last few years, a number of companies in the cattle industry began to explore in depth various forms of strategic alliances within the production, feeding and meat-packing segments of the cattle business. Registrant believes there will be dramatic shifts in the form of cattle marketing in the United States. To be successful in the cattle industry in the future Registrant believes that the producers of beef must become more consumer-oriented. To achieve this goal Registrant began a program in 1997 to vertically integrate its cattle operations. Registrant believes that vertical integration will allow Registrant to control the quality of the product through the production process to the end users. To vertically integrate, Registrant must control the feeding of cattle and create strategic alliances with other producers to supply beef products to end users. To begin the process of vertical integration within the beef industry, Registrant purchased the assets of a cattle feedlot and entered into a strategic alliance (Ranchers

Renaissance) with several other cattle producers to sell high quality source-verified beef to end users such as restaurants and grocery stores. The strategic alliance with other cattle producers has grown to a size that will support a source-verified branded beef product. Registrant expects the Ranchers Renaissance strategic alliance to have a branded beef product commercially available during late summer of 2000. A branded product will help provide Registrant with additional returns on cattle placed into the program.

Cattle prices strengthened during the last half of 1999 when compared to 1998 due primarily to increases in demand for beef products and the anticipation of lower future supplies of cattle. This improvement in cattle prices may slow in the first quarter of 2000 as cattle feeders have placed additional cattle on feed in response to the improved market and the early drought conditions in certain areas of the southwestern United States. Registrant believes that overall cattle prices should continue to improve during 2000 due to increases in demand for product and to increased export demand because of the improving economies in Asia.

Farming Operations

In the San Joaquin Valley, Registrant farms permanent crops including the following acreage: wine grapes-1,555, almonds-1,985, pistachios-738 and walnuts-295. Included in these acreage figures are 300 acres of almonds which were planted in 1998 and 300 acres of almonds which were planted early in 1999. These new almond developments will have their first harvestable crops in 2001 and 2002. Registrant's objective in planting new trees is to offset the normal yield decline as its older plantings reach productive maturity and to improve revenues from farming operations in future years. As certain of Registrant's permanent plantings age to the point of declining yields, Registrant will evaluate the advisability of replanting such crops or replacing them with different plantings, depending upon market conditions. Registrant also leases approximately 1,000 acres for the farming of row crops.

Registrant sells its farm commodities to several commercial buyers. As a producer of these commodities, Registrant is in direct competition with other producers within the United States and throughout the world. Prices received by Registrant for its commodities are determined by total industry production and demand levels. Registrant attempts to improve price margins by producing high quality crops through cultural practices and by obtaining better prices through marketing arrangements with handlers. During January 2000, Registrant purchased an almond hulling, shelling and processing plant in order to control the quality of its almond product through the processing phase and to reduce future processing costs. Registrant will also hull, shell and process outside grower almonds through its plant.

In 1999 almonds produced were primarily sold to two domestic commercial buyers, with one of the buyers receiving approximately 52% of the crop.

The California almond industry is subject to a federal marketing order which empowers the Secretary of Agriculture to set the percentage of almonds which can be sold during any crop year and the percentage of almonds to be held in reserve in order to assist in the orderly marketing of the crop. During 1999, the State of California had a record almond crop that led the Almond Board of California to request an almond marketing reserve that was approved by the Secretary of Agriculture. The marketing reserve allows Registrant to sell only 77% of the 1999 crop. The remaining 23% is held in inventory and cannot be sold until the marketing order is lifted. Historically, marketing orders have been lifted in the following year after the crop for that year is determined. During 1998 and 1997 the saleable percentage was set at 100% of the total almond crop.

In 1999, the majority of Registrant's pistachios were sold to one customer. Registrant's 1999 walnuts were sold to two customers, each receiving approximately 50% of the crop. During 1999 the majority of wine grapes were sold to one winery.

Overall crop production from Registrant's farming operation was greater than 1998 levels primarily due to a significant increase in almond production.

Registrant's almond production increased 75% in 1999 due to excellent growing weather and to the growth in production from new almond plantings. Prices for almonds, however, decreased approximately 52% when compared to year-end 1998 levels. The increase in production could not offset the decline in prices, and combined with the almond marketing order, revenues declined approximately 39% when compared to 1998.

Grape yields and revenues for 1999 were comparable to 1998 levels with no significant differences. Pistachio production fell approximately 30% due to the alternate bearing cycle of pistachios. Due to the decline in production, pistachio revenues fell approximately 20% as improved prices helped to partially offset the reduced production. Walnut production increased approximately 28% when compared to 1998, and revenues from walnuts increased 15% when compared to 1998.

Overall 1999 crop revenues were less than expected due mainly to the decrease in almond prices and the almond marketing order. See "Management's Discussion and Analysis of Financial Statements and Results of Operations". Demand for Registrant's crops is expected to remain good throughout 2000. Management expects further price pressure on both nuts and grapes as new production within California comes online. Nut and grape crop markets are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices.

1999 was an excellent water year with 100% of Registrant's water entitlement being available from the State Water Project. In addition, there was sufficient runoff from local mountain streams allowing Registrant to capture this water in reservoirs and utilize it to offset some of the higher priced State Water Project water. Because of the abundant water, Registrant was able to bank (percolate into underground acquifers) some of its excess supply for future use. The State Department of Water Resources has announced its 2000 water supply at 100% of full entitlement. Combined with other water supplies the water district will be able to make available to its farmers, this level of supply will cover all the Registrant's farming needs. If in any year the entire entitlement is not available, Registrant will have to rely on ground water sources, water transfers from the Tejon-Castac Water District and water banking arrangements that Registrant has entered into. Water from these sources may be more expensive because of pumping costs and transfer costs.

See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, "Properties - Farmland".

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

As of December 31, 1999, approximately 9,645 acres were committed to producing oil and gas leases from which the operators produced an average of approximately 142,000 barrels of oil, 54,682 MCF of dry gas, and 3,000 gallons of wet gas per day during 1999. Registrant's share of production based upon its average royalty rate during the last three years has been 49, 32, and 49 barrels of oil per day for 1999, 1998, and 1997, respectively. Approximately 405 producing oil wells were located on the leased land as of December 31, 1999. No additional wells were shut-in during 1999. Shut-in wells occur as oil revenues received by the operators lag behind the cost of keeping the wells in production. Low prices in the oil market during 1998 and early 1999 have been a disincentive to exploratory leasing and drilling on Registrant's lands. No new wells were drilled on Registrant's lands during 1999.

Prices for Kern County's heavy crude oil improved throughout 1999, hitting approximately $20.00 per barrel during December 1999. The price per barrel of oil produced from Registrant's lands was $21.90 at year-end 1999 due to its lighter grade. These improving prices increased Registrant's royalties from the producing wells. Registrant believes that revenue from oil and gas will be flat during 2000 due to the improved prices being somewhat offset by lower production. Registrant attempts to require lessees to honor their lease obligations to legally and properly abandon non-producing wells in an environmentally sound manner.

Estimates of oil and gas reserves on Registrant's properties are unknown to Registrant. Registrant does not make such estimates and does not file reports as to reserve estimates with governmental agencies. Registrant's lessees do not make information concerning reserves available to Registrant.

Registrant has approximately 2,440 acres under lease to National Cement Company of California, Inc. ("National") for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant having a design capacity of 600,000 tons of cement per year. The manufacturing plant is currently under construction to increase production capacity to 1,000,000 tons. The amount of payment that Registrant receives under the lease is based upon shipments from the cement plant. The term of this lease expires in 2007, but National has remaining options to extend the term for two additional successive increments of 20 years each and one final increment of 19 years. For information as to proceedings under environmental laws relating to the cement plant, see Item 3-"Legal Proceedings".

Approximately 433 acres of Registrant's land are leased to owners and operators of sand and gravel screening and rock crushing plants under two leases with rental payments based on the amount of sand and gravel removed and sold. Registrant is actively seeking a new lessee for a third area of the ranch where rock aggregate deposits have been extracted in the past.

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

Customers
---------

During 1999, 1998 and 1997 the following customers accounted for more than 10% of Registrant's consolidated revenues: Excel Meat Packing, a purchaser of cattle, (39% in 1999 and 22% in 1998) and Golden State Vintners, a purchaser of grapes (15% in 1997).

Organization

Registrant is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 1999, Registrant had 148 full-time employees.

                        Executive Officers of Registrant
                        --------------------------------

The following table shows, as to each executive officer of Registrant, the offices held as of March 25, 2000, the period the offices have been held, and the age of the executive officers. All of such officers serve at the pleasure of the board of directors.


Name                    Offices                            Held Since    Age
------------------------------------------------------------------------------

Robert A. Stine         President and Chief                   1996        53
                        Executive Officer, Director

Matt J. Echeverria      Senior Vice President,                1987        49
                        Livestock and Ranch Operations


Douglas M. Ford         Senior Vice President,                1999        54
                        Real Estate

Allen E. Lyda           Vice President,                       1990        42
                        Chief Financial Officer,
                        Treasurer, and Assistant Secretary

Dennis F. Mullins       Vice President,                       1993        47
                        General Counsel
                        and Secretary

Dennis J. Atkinson      Vice President, Farm Management       1998        49

------------------------------------------------------------------------------


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

Mr. Lyda has been employed by Registrant since 1990, serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995 and Chief Financial Officer in 1999.

Mr. Mullins has been employed by Registrant since 1993, serving as Vice President, General Counsel and Secretary.

Mr. Atkinson has been employed by Registrant since July 1998, serving as Vice President, Agriculture. From 1995 to 1998, he was a farm manager with Wilson Ag, an agricultural company in Kern County. Prior to this he was a farm manager with Tejon Farming Company, a subsidiary of Registrant.

ITEM 2.  PROPERTIES

Registrant owns approximately 270,000 acres of contiguous land located approximately 60 miles north of Los Angeles and approximately 15 miles east of Bakersfield. The land is undeveloped, except for certain limited farming and commercial uses. Included in the land are portions of the San Joaquin Valley, foothills, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. A number of key transportation and utility facilities, including Interstate 5 (a major north-south federal highway in California), California Highways 58, 138 and 223, the California Aqueduct, and various transmission lines for electricity, oil, natural gas and communication systems cross Registrant's lands.

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

The remainder of Registrant's land, approximately 20,000 acres, is in Los Angeles County. This area of the ranch is accessible from Interstate 5 via Highway 138 and lies 30 miles west of the Antelope Valley communities of Palmdale and Lancaster. Los Angeles County has adopted general plan policies which contemplate future limited residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. In March 2000, Registrant formed a limited liability company with three major Southern California homebuilders to pursue a master planned community on Registrant's Los Angeles County land. See "Business - Real Estate Operations".

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

During 1999, Registrant completed the purchase of three industrial and commercial buildings in Phoenix, Arizona and a commercial office building in Rancho Santa Fe, California for a combined price of $10,550,000. The Phoenix property is a cluster of three buildings in a master planned industrial park located near Sky Harbor International Airport and adjacent to the Interstate 10 Freeway. The Rancho Santa Fe property is located within the village of Rancho Santa Fe. The buildings were acquired to complete a tax deferred exchange of real property in which $4,250,000 in proceeds from the sale of land in December 1998, $1,750,000 in proceeds from the sale of an easement in 1999 and $4,800,000 in bank borrowings were used to pay for the properties and all closing costs. The bank borrowings are secured by the Phoenix properties.

Due to Registrant's location and the undeveloped state of its property, from time to time unsolicited proposals are made for governmental or quasi-public uses of portions of the property or neighboring lands by entities, some of which may have the power of eminent domain. For the most part, Registrant makes a determined effort to ensure that any such proposals are implemented in a manner that is environmentally sound and that will maintain Registrant's flexibility to develop its adjoining lands. The construction of a major oil pipeline over the Ranch was completed in February 1999. The pipeline follows the alignment of other oil pipelines along the Interstate 5 corridor. The pipeline company purchased its easement from Registrant in November 1997 for $2,050,000, and it purchased a one-acre parcel for a pump station in 1998 for $150,000. In January 1999, Qwest Communications Corporation, an affiliate of the pipeline company, purchased an easement in the same location for fiber optic cable uses for $1,750,000. Registrant's lands are also being evaluated as a possible route for a high speed rail system between Los Angeles and San Francisco.

Farmland

Although changing crop market conditions and the cost and availability of irrigation water bear on the economic feasibility of farming on Registrant's lands, portions of the land located in the San Joaquin Valley are suitable for farming a wide variety of tree, vine and row crops.

Existing long-term contracts with the Wheeler Ridge-Maricopa Water Storage District ("Wheeler Ridge") provide for water deliveries from the California State Water Project ("Project") to certain farmland in the San Joaquin Valley belonging to Registrant. The long-term water supply picture in the state is uncertain, however, not only due to recurring droughts, but also because of existing and likely additional restrictions placed on water exported from the Sacramento-San Joaquin River Delta ("Delta") to protect allegedly endangered species and improve water quality in the Delta. Reserving water flowing into the Delta for environmental purposes has been required. The reserved water then flows into the San Francisco Bay and is unavailable for beneficial use. The impact of these regulations could be severe during drought years when the supply of water for all uses is limited. Pursuant to an interim agreement among the federal agencies, the concerned state agencies, environmental groups, and water users, a maximum of 1.1 million acre feet of water has been reserved for such environmental uses, although the federal agencies have taken from time to time in excess of that amount allegedly to protect endangered fish species. This water would otherwise be available for beneficial use by state and federal water project participants. However, there is no assurance that this interim agreement will be made permanent or that the final agreement will limit water used for environmental purposes to a comparable amount.

Registrant's total water entitlement substantially exceeds its permanent crop needs. A 100% allocation has been made by the Project to the Kern County Water Agency, of which Wheeler Ridge is a sub-unit; therefore, deliveries from Wheeler Ridge will be sufficient for Registrant's 2000 crops. Even at a lower percentage, deliveries from Wheeler Ridge would be sufficient for all of Registrant's permanent crops; Wheeler Ridge has programs in place to rely on water banking project deliveries and pumping of district-owned wells to make up any shortfall in Project deliveries. In addition, Registrant has the capability to make up any shortfall in Wheeler Ridge deliveries, and to provide water to its farming tenants, by using water from the Tejon-Castac Water District ("TCWD"), which lies entirely within Registrant's lands.

Registrant's contracts with Wheeler Ridge provide for annual water entitlement to approximately 5,488 acres of Registrant's lands. Existing Wheeler Ridge water delivery facilities are capable of delivering the contract water entitlement amounts to all of that acreage. The water contracts require annual payments related to the Project and Wheeler Ridge fixed costs, whether or not water is used or available, and establish a lien on benefited land. Payments made under these contracts in 1999 by Registrant totaled approximately $1,300,000.

Lands benefiting from Wheeler Ridge are subject to contingent assessment liens under the California Water Storage District Law and the liens established under the water service contracts. These liens are senior in priority to any mortgages on the property. The liens secure Wheeler Ridge bonds issued to finance construction of water distribution facilities. Lien enforcement of Wheeler Ridge assessments and contracts can involve foreclosure of the liens and the resulting loss of the lands subject to the liens. Wheeler Ridge will impose contingent assessments (over and above Registrant's normal costs for its water entitlement) only if Wheeler Ridge revenues from water contracts and other regular revenue sources are not sufficient to meet Wheeler Ridge obligations. Lien assessments are levied by Wheeler Ridge based on estimated benefits to each parcel of land from the water project serving the land. Approximately 4,600 acres of Registrant's land are presently subject to such contingent liens totaling approximately $792,000. Since commencement of operations in 1971, Wheeler Ridge has had sufficient revenues from water contract payments and other service charges to cover its obligations without calls on assessment liens, and Wheeler Ridge has advised Registrant that it does not anticipate the need to make any calls on assessment liens.

Under California law, lands located in a water storage district may be reassessed at the request of the district board of directors or at the request of 10% or more of the district landholders. As a result of any reassessment, which is based upon relative benefits from district facilities to each land parcel, the lien assessments may be redistributed and may increase or decrease for any particular parcel. Additional Wheeler Ridge projects, if any, which might result in new assessment liens must be approved by landowners of more than one-half of the land (based on valuation) in the district as well as by the California Department of Water Resources.

The financial strength of Wheeler Ridge improved materially with the sale in early 1999 of approximately 41,000 acre feet of entitlement to the Castaic Lake Water Agency, which serves the Santa Clarita area. This sale brought total district entitlement more closely in line with long term demand by successful farming operations and produced approximately $7.3 million in revenues that has been retained by the district for investments in improving the reliability of its water deliveries.

In addition to its agricultural contract water entitlements, Registrant, through the Tejon-Castac Water District has an entitlement to obtain from the Project sufficient water to service a substantial amount of future residential and/or commercial development in Kern County. The water agency serving the Los Angeles County portion of the Ranch, the Antelope Valley-East Kern Water Agency, has significant surplus entitlement and has indicated that it would be able to provide the water needed for a major development in the Los Angeles County portion of the Ranch. Portions of the property also have available ground water; this would be sufficient to support low density residential development in the Tejon Lake area, significant commercial development in the Interstate 5 corridor, and provide a significant back-up supply for development in Los Angeles County.


ITEM 3.  LEGAL PROCEEDINGS

Registrant leases land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. See "Business - Resource Management." In August 1997 National ceased burning hazardous waste as supplemental fuel in the cement plant located on the land leased from Registrant. The fuel was obtained, transported, stored and processed by National's subtenant, Systech Environmental Corporation ("Systech"). Systech has removed most of the above-ground improvements from its former sublease premises and has submitted a formal closure plan under the Resource Conservation and Recovery Act and the California Hazardous Waste Control Act. After this closure plan is approved by the California Department of Toxic Substances Control, Systech is expected to undertake the site investigation and (if needed) cleanup work specified in the closure plan.

A number of contaminated sites have been discovered on the land leased to National, including several landfills containing industrial waste, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of chlorinated hydrocarbons, and diesel fuel which leaked from a pipeline. Because the waste in some or all of the sites has contaminated groundwater, the California Regional Water Quality Control Board for the Lahontan Region (the "Regional Water Board") has issued investigation and cleanup orders with respect to certain of the sites. These orders, which have different provisions depending on the site involved, generally require National, Lafarge Corporation ("Lafarge"), the predecessor in interest to National under the existing lease, and Registrant to investigate and clean up soil and groundwater contamination in the vicinity of the sites. Although Registrant did not deposit any of the contaminants, the orders state that Registrant, as a landowner, will be responsible for complying with the orders if Lafarge and National fail to perform the necessary work. Civil fines for violations of a Regional Water Board order can be as high as $10,000 per day for each day the violation occurs and as high as $15,000 per day for each day a discharge of pollutants and a violation of the order occurs.

Lafarge has undertaken the investigation and remediation of the landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Additional work may be required to alleviate groundwater contamination resulting from the landfills. Lafarge has completed a substantial amount of the site investigation with respect to the chlorinated hydrocarbon plume, which was released at the drum storage area and by the underground waste oil tank and is undertaking additional investigation work under the oversight of the Regional Water Board. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction, where it has been found to be leaking into a small, local creek. With respect to the diesel pipe leak, Lafarge has performed some site investigation and there appears to be significant contamination along the length of the pipeline. The leak produced an extensive plume of diesel contamination which has migrated under the cement plant itself. At this time, Registrant is negotiating with Lafarge respecting the steps Lafarge and National will take to stop contaminants from leaking into the surface water, to clean up the principal source of contaminants under the former drum storage area, to address the other contaminated sites, and to reimburse Tejon for the costs it has incurred to monitor the site investigations and defend itself in Regional Water Board proceedings. If these negotiations are not successful, it is likely that litigation against Lafarge and National will be initiated by Registrant before the end of 2000.

In 1997, the Regional Water Board named National and Lafarge as primarily responsible parties in a cleanup and abatement order relating to cement kiln dust on the cement plant site and named National as the primarily responsible party in a cease and desist order and waste discharge requirements. Those orders require investigation and certain remedial activities related to the cement kiln dust piles on the premises but do not require the removal or disposal of the piles. The Regional Water Board named Registrant secondarily responsible on these three orders relating to the kiln dust piles, which means that Registrant could be ordered to perform the obligations of National or Lafarge under the orders if either of them should fail to do so. Registrant has appealed these orders, but the appeals are currently stayed pending Lafarge's and National's compliance. Regional Water Board approval of the final kiln dust management plan is expected in 2000, after which it is expected to be implemented by Lafarge and National.

The United States Environmental Protection Agency ("USEPA") has proposed to regulate all kiln dust nationwide under the hazardous waste program, but with a tailored set of standards. The proposed rules would mostly involve careful groundwater monitoring and possibly covering dust piles so they do not blow in the wind. Measures of this type are already being taken by National on the cement plant site, and other measures will be undertaken pursuant to the Regional Water Board orders described above. Kiln dust from cement plants that used supplemental fuels like the plant operated by National will not be treated any differently under this program. The cement industry filed comments opposing the proposed rules for kiln dust and is engaged in a legislative effort to secure the management of kiln dust as a non-hazardous waste. The industry has also proposed an enforceable agreement between the cement manufacturers and USEPA with respect to the management of kiln dust in lieu of regulations. USEPA is considering this approach. In 1995, the California Legislature enacted legislation classifying kiln dust as a non-hazardous waste if it is managed on-site under regulations administered by a regional water quality control board and would otherwise be classified as hazardous solely because of its extreme pH content. Registrant believes this legislative reclassification will apply to the kiln dust pile used by National until 1999, but not to older piles created by Lafarge and its predecessors, which are believed to contain bricks contaminated with chromium. If the chromium bricks are present, that could provide an independent basis for classifying the kiln dust as a hazardous waste.

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

Under the lease between Registrant and National, the tenant is obligated to indemnify Registrant for costs and liabilities arising directly or indirectly out of the use of the leased premises by the tenant. All obligations under this indemnity provision arising after the assignment of the lease to National (which occurred in November 1987) were assumed by National, and Lafarge has liability for all obligations under the indemnity provisions arising before the assignment. National's obligation is guaranteed by its parent, National Cement Company, Inc. Registrant believes that all of the matters described above in this Item 3 are included within the scope of the National and Lafarge indemnity obligations. Until recently, National has generally honored its indemnity obligations. However, since 1997, National has refused to reimburse Registrant for the costs and expenses incurred by Registrant to monitor clean-up activities and defend itself in Regional Water Board proceedings. While Lafarge has recently reaffirmed its indemnity obligations, it too disputes its liability for Registrant's defense costs. This matter is being negotiated by the parties. To date Registrant's defense costs have not been material.

Registrant believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. Publicly available financial information with respect to Lafarge indicates that it had a net worth of approximately $1.6 billion as of September 30, 1999. National and its parent/guarantor are subsidiaries of a large French company, and, so far as Registrant is aware, no separate financial statements are publicly available with respect to either company. However, Registrant has held discussions with National which indicate sufficient resources are available to satisfy any reasonably likely obligations relating to the above matters. Thus, Lafarge and National have not been charged with violating any Regional Water Board orders and appear to have the financial strength to carry out any future orders that may be approved by the Regional Water Board. Therefore, Registrant believes that it is remote that any cleanup orders issued by the Regional Water Board will have a material effect on Registrant. If, however, National and Lafarge do not fulfill their cleanup responsibilities and Registrant is required at its own cost to perform the landfill, kiln dust, diesel release and/or underground plume remedial work likely to be mandated by the regulatory agencies, the amount of any such expenditure by Registrant could be material.

As an unrelated matter, Registrant became aware that soils contaminated by leaking gasoline and diesel fuel tanks are present on the premises along the Interstate 5 corridor leased by Travel Centers of America for a truck stop and gas station. The Kern County Environmental Health Services Department has named Registrant as a secondarily responsible party with respect to the underground diesel storage tanks that have leaked. The Central Valley Regional Water Quality Control Board has assumed jurisdiction over a contaminated storm water pond, which was cleaned up in 1998 by the tenant by removing contaminated soils. Registrant would be required to clean up this contamination only if the tenant and the guarantors refused to respond to agency orders, and those parties have to date fully complied with all agency orders. Because of the financial strength of the lease guarantors, Registrant believes that it is remote that complying with agency clean-up orders will have a material effect on Registrant.

Registrant has reached a settlement agreement with the current tenant (the company that owns all Travel Centers of America truck stops nationally), the former tenant, and the guarantors of the lease, Standard Oil Company of Ohio and BP Oil & Exploration, Inc. Under this settlement, the current tenant and BP Oil have agreed to respond to all government agency orders respecting site cleanup, to conduct cleanup to certain agreed-upon standards upon the expiration of the truck stop lease in 2008, to indemnify Registrant from any and all losses suffered by Registrant respecting re-use of the property, and to reimburse Registrant $361,000 for all of its legal and consultant expenses in pursuing the agreement and attendant litigation. The reimbursement was received in 1999.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock began trading in July 1999 on the New York Stock Exchange. The following table shows the high and low sale prices for Registrant's Common Stock on the New York Stock Exchange and the American Stock Exchange for each period during the last two years, as reported by both exchanges.

                         1999                    1998
                   -------------------------------------------
     Quarter        High       Low          High      Low
     -------        ----       ---          ----      ---
     First         22-5/8     16-1/2       32-3/4     22-7/16
     Second        31-1/8     16-1/8       31-1/8     24-3/4
     Third         33-3/4       24         26-3/8     19-1/2
     Fourth        29-5/8    19-13/16      25-1/2     18-1/4

As of March 15, 2000, there were 694 owners of record of Registrant's Common Stock.

Registrant paid cash dividends of $.05 per share in each of the years 1999 and 1998. Two and one-half cents per share was paid in June and December of each year.


ITEM 6.    SELECTED FINANCIAL DATA

                            Years Ended December 31
                        (In thousands of dollars, except
                               per share amounts)


                           1999            1998              1997               1996             1995
                         ----------------------------------------------------------------------------------
Consolidated
Operating Revenues,
Including Interest
  Income                 $55,916 (1)     $48,088 (2)       $38,229 (3)        $18,960          $19,554
Net Income                 1,181 (1)       3,139 (2)         3,032 (3)          1,685              434 (4)
Total Assets              91,519          73,014            63,693             47,369           45,203
Long-term Debt            20,606           1,875             3,925              1,800            1,800
Stockholder's Equity      43,160          42,705            40,488             37,732           36,969
Income Per Share,
Diluted                     0.09            0.25 (1)          0.24 (2)           0.13             0.03 (4)

Cash Dividends
  Declared and Paid
  Per Share                 0.05            0.05              0.05               0.05             0.05

     (1) Includes receipt of one time payment of $1,750,000 ($1,085,000 net of tax or $.09 per share) from a fiber optic easement sale.

     (2) Includes receipt of one time payment of $4,250,000 ($2,569,000 net of tax, or $0.20 per share) from the sale of land to Northrop Grumman Corp. This land was previously leased to Northrop.

     (3) Includes receipt of one time payment of $2,050,000 ($1,353,000 net of tax, or $.11 per share) from a pipeline company for the acquisition of easement rights.

     (4) Net income from continuing operations was reduced by $400,000 ($240,000 after tax or $.02 per share) due to the charge-off of almond trees destroyed by 1995 winter storms.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout Item I - "Business," Item 2 - "Properties," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," Registrant has made forward-looking statements regarding future developments in the cattle industry, in Registrant's strategic alliances and the almond industry, Registrant's plans for future plantings of permanent crops, future yields, prices and water availability for Registrant's crops, future prices, production and demand for oil and other minerals, future development of Registrant's property, future revenue and income of Registrant's jointly owned travel plaza, potential losses to the Company as a result of pending environmental proceedings and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and Registrant's own outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather and market and economic forces) and, with respect to Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Overview

Registrant intends to continue focusing on increasing revenues and improving net income by continuing to develop its significant land holding and by expanding its core business lines. Currently, Registrant is working to take advantage of existing resources and market conditions as well as to anticipate and create future market trends and demand. Part of this effort includes evaluating Registrant's land and water resources to ensure that the resources essential for growing the core businesses are available when and where needed. In the future, Registrant will continue to assess the feasibility of entering into complementary new related lines of business and refining or reconfiguring current core businesses to take advantage of opportunities presented and changing market conditions.

Results of Operations

As reflected in the accompanying financial statements, net income was $1,181,000 in 1999, $3,139,000 in 1998, and $3,032,000 in 1997.

Net income for 1999 declined when compared to 1998 due primarily to lower farming revenues and increased real estate expenses.

Net income for 1998 increased when compared to 1997 due to increased sales within the Livestock Division and the Real Estate Division. Changes in revenues and expenses of Registrant's industry segments for years 1999 and 1998 are summarized below.

Real Estate. Real Estate operating profits of $473,000 in 1999 are $2,470,000 less than 1998 operating profits. This decrease in operating profits during 1999 was due to increases in staffing costs ($422,000), professional service fees ($252,000), increased depreciation costs ($365,000), and losses related to the start-up, training, opening, and first year operations of the Petro Travel Plaza joint venture ($889,000). In addition to these increases in costs, revenues declined in comparison to 1998 due to the Qwest easement sale proceeds of $1,750,000, payments from Enron of $1,551,000 related to an option to lease, and a net increase in leasing income of $247,000 during 1999 being more than offset by the sale of land in 1998 for a gain of $4,250,000.

The increases in staffing costs and professional service fees are directly related to the increased real estate development activities of Registrant. The increase in depreciation is primarily related to the purchase of four commercial office buildings during 1999, which were purchased through a like-kind property exchange to defer taxes on gains from the sale of land in 1998. Activities at the Petro Travel Plaza are very promising as sales of fuel continue to increase and restaurant and merchant transactions grow. Even though the first six months of operations of the Petro Travel Plaza have shown losses due to some of the items mentioned above, the operations have begun to provide positive cash flows. The expectations for 2000 are for continued growth of fuel sales as more and more travelers and trucking professionals become aware of the site and place Petro on their refueling schedules.

In future years the Real Estate Division will continue to see an increase in costs primarily related to professional service fees, planning costs, entitlement costs, and staffing costs as Registrant continues to increase its real estate activities and pursue development opportunities. These types of real estate development activities and costs could continue over several years as Registrant develops its land holdings. Registrant will also continue to evaluate land resources to determine the highest and best uses for its land holdings. Future sales of land, as in 1998, are dependent on market circumstances and specific opportunities. Registrant's goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, and residential programs.

See Part I, Item 1 - "Business - Commercial and Land Use" for a further discussion of 1999 and future planning activities.

Real Estate net operating income of $2,943,000 in 1998 was $1,940,000 greater than 1997 net operating income. This increase in net operating income during 1998 was due primarily to the sale of 1,400 acres of previously leased land to Northrop Grumman Corp., which resulted in a gain of $4,250,000 ($2,569,000 net of tax). In addition to the sale of land, real estate revenues increased approximately $250,000 due to increased lease revenues and the sale of land for a pipeline pump station. These increases in revenue were partially offset by higher fixed water costs and the recording in 1997 of a one-time payment of $2,050,000 related to the acquisition of easement rights by a pipeline company. Fixed water costs increased due to the cost of additional water entitlement and water banking charges.

Livestock. Livestock operating profits of $1,861,000 in 1999 are an increase of $767,000 when compared to 1998 operating profits. This increase in operating profits is primarily due to an increase in cattle sales revenues and the continuing profits of its feedlot operations. Cattle sales revenues increased approximately $15.4 million during 1999 due to 26,000 additional head of cattle being sold during 1999. This increase in cattle sold is the result of Registrant increasing its cattle herd throughout the last three years. Registrant's cattle herd at the end of 1999 was approximately 45,000 head compared to approximately 36,700 at the end of 1998. This increase in cattle sales revenues was partially offset by a corresponding increase in costs of sales on cattle sold of approximately $14.6 million due to the increase in cattle sold.

The increase in combined livestock and feedlot revenues of $8.9 million is due to the increase in cattle sales described above and to a decrease in revenues of $6.5 million at Registrant's feedlot in Texas. This significant reduction in feedlot revenues is primarily attributable to the fact that Registrant elected to have a substantial number of its own cattle fed at the feedlot during 1999, which resulted in a significant portion of the feedlot's revenues, when compared to 1998, being eliminated as an intercompany transaction. Feedlot operations were also impacted, but to a lesser degree, by lower outside customer occupancy levels during the summer months and to lower prices charged to outside customers. The decrease in revenues at the feedlot was more than offset by lower costs of sales due to lower prices for feed ingredients such as corn and milo when compared to the prior year. Overall for 1999, Registrant's feedlot produced $1.07 million in net operating profits, which is comparable to the prior year.

Registrant continued to use the futures and options markets to protect the future selling price of cattle and purchase prices of feed throughout 1999. Without the ability to manage cattle and feed positions during 1998, Registrant's net operating income from livestock would have been $485,000 less due to the declines in cattle prices. However, during 1999, due to the increase in cattle prices throughout the last four months of the year, Registrant recognized approximately $256,000 in losses on hedge positions. Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allows Registrant to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. The risk in managing cattle prices is that in those years that prices increase the hedge may limit or cap potential gains from the increase in price, and the risk in managing feed costs is that it can add additional costs for feed if grain prices fall dramatically.

Cattle prices strengthened during late 1999 when compared to 1998 due primarily to increases in demand for beef products and the anticipation of lower future supplies of cattle. This improvement in cattle prices may slow in the first quarter of 2000 as cattle feeders have placed additional cattle on feed in response to the improved market. Registrant believes that overall for 2000, cattle prices should continue to improve due to increases in demand for product and to increased export demand because of the improving economies in Asia.

Livestock net operating profits of $1,094,000 in 1998 were $405,000 less than 1997 net operating income. The decrease when compared to 1997 was primarily attributable to reduced cattle prices throughout 1998 that reduced the net margins on cattle sold. Net margins at Champion Feeders, Registrant's feedlot, were also reduced due to increased feed inventory costs. Cattle sales revenue increased approximately $4,000,000 during 1998 due to 7,560 additional head of cattle being sold. On a comparable basis with 1997 sales, the increase in 1998 cattle sales revenues was less than it should have been due to lower cattle prices throughout 1998 and the moving of sales scheduled for November and December 1998 to February 1999 to take advantage of improving market conditions. Revenues at the feedlot increased approximately $6,200,000 in 1998 when compared to 1997 due to owning Champion Feeders for the entire year of 1998, increased average occupancy in the feedlot during July and August 1998, and the sale of cattle as to which the feedlot was in partnership with customers of the feedlot. Champion Feeders was purchased March 10, 1997. These increases in revenues were more than offset by an increase in the cost of sales on cattle sold and by increased feedlot expenses. Cost of sales of cattle increased primarily due to the increase in the number of cattle sold and to a slight increase in costs due to owning the cattle for longer periods of time. Feedlot expenses increased approximately $6,500,000 when compared to 1997 due to the timing of the purchase of the feedlot during 1997, increased feed inventory costs and to cost of sales related to cattle sold as described above.

See Part I, Item 1 - "Business - Livestock Operations" for a further discussion of Registrant's livestock operations for 1999 and future expectations.

Farming. Farming operating profits of $1,148,000 in 1999 are $1,121,000 less than 1998 operating profits. The decrease in 1999 operating profits is primarily due to reduced almond revenues ($1,354,000) and reduced revenues from pistachios ($194,000). These unfavorable variances were partially offset by increased walnut revenues ($94,000) and lower cultural costs ($297,000).

The decrease in almond revenues during 1999 was due primarily to lower sales prices for almonds during 1999. The price of almonds declined approximately 52% during 1999 when compared to 1998. The decline in prices was due to a record state wide crop for almonds. Registrant's production increased nearly 1.0 million pounds when compared to 1998 due to improved weather conditions and to an increase in production from young almond orchards. The significant increase in almond production across the state of California led the Almond Board of California to request an almond marketing reserve that was approved by the Secretary of Agriculture for approximately 23% of the state's almond crop. This means that only 77% of Registrant's 1999 almond crop can be sold until the almond marketing order is lifted. The combination of lower prices, which also impacted payments received in 1999 related to the 1998 almond crop, and the impact of the almond marketing order resulted in almond revenues declining as shown above. The decline in pistachio revenues during 1999 is due to a 30% fall in production because of the alternate bearing cycle of pistachios. The increase in walnut revenues is due to an increase in production that was partially offset by a $0.05 reduction in walnut prices. There was no significant variance in revenues related to grapes during 1999 as compared to 1998 due to production and pricing levels remaining constant between the years.

Industry expectations are that statewide nut crop yields should continue to improve, which may negatively impact prices. In addition, industry projections show a continuation of new almond and pistachio plantings that could also impact prices once full production begins. Within the grape industry there continues to be new land developed, which could begin to depress prices in the future once all new developments are in full production. Pricing pressure on grapes did begin during 1998 and 1999 due to increased production and is expected to continue through 2000 and possibly beyond. Registrant is currently in the last year of grape sales contracts and must renew the contracts during 2000 for 2001. Due to pricing pressure on grapes this could be difficult. If Registrant has no grape contracts for 2001 and beyond, Registrant will market its grapes to various wineries and the prices received will be driven more by the wineries' expectations regarding demand for their products and grape production. All of Registrant's crops are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices. For a further discussion of the 1999 farming year refer to Part I, Item 1 - "Business
- Farming Operations".

Net operating income within the Farming Division in 1998 was $2,269,000, a decrease of $358,000 when compared to 1997 net operating income. The decrease in 1998 net operating income was due to lower grape revenues ($1,086,000) and pistachio revenues ($641,000), and higher fixed water costs ($337,000). These unfavorable variances were partially offset by higher almond revenues ($641,000), an increase in farming lease payments ($429,000), and lower cultural costs ($261,000).

Registrant's 1998 almond production increased 33% despite poor weather during the spring, due primarily to the increase in production from newer almond plantings. Revenues from almonds also reflected higher prices than the prior year due to the lower statewide crop and a minimal inventory carryover from the prior year. The combination of increased production and higher prices led to almond revenues increasing approximately 49% in 1998. Grape yields in 1998 declined 17% when compared to 1997, which caused grape revenues to decline 16% when compared to 1997. Pistachio production fell 27% during 1998 due to weather related factors during the spring. Due to the reduction in yield, pistachio revenues fell 26% when compared to 1997. Walnut production increased during 1998 but revenues remained flat when compared to 1997 due to lower prices on walnuts. Walnut prices declined due to the high inventory levels at the beginning of 1998.

Resource Management. Resource Management operating profits of $1,845,000 during 1999 are $884,0000 greater than 1998 operating profits. The increase in operating profits during 1999 was due to an increase in oil and mineral royalties of $248,000, increased revenues from the game management program of $220,000, increased filming revenues of $95,000, and a reallocation of communication leasing revenues to resource management from the real estate division. These favorable variances were partially offset by increased staffing costs and professional service costs. Mineral royalties increased due to the continued growth of construction in California which led to increased cement production and sand/rock aggregate production. Registrant expects cement and sand/rock aggregate royalties to remain strong over the next year due to the ongoing construction activity within California and to the cement manufacturing plant being renovated and production capacity being increased. Oil royalties increased during 1999 due to increasing prices for oil. Registrant expects oil and gas royalties to continue to be affected over the next few years by the fact that little or no new oil and gas exploration is taking place on Registrant's lands. Other than possible increases in oil prices as occurred during 1999, Registrant expects oil royalties to be flat over the next year. See Part I,
Item 1 - "Business - Resource Management", for a further discussion of 1998 activities and future expectations.

Resource Management operating profits of $961,000 in 1998 were $367,000, or 28% below 1997 operating profits. The decrease in operating profits during 1999 was due to lower revenues from oil and gas royalties, increased staffing costs and to increases in the costs related to the annual quarter horse events. These unfavorable variances were partially offset by an increase in revenues from the equestrian program.

Interest. Interest income declined to $639,000 during 1999 from $1,001,000 in 1998 due primarily to a $3,300,000 reduction in average funds invested. Invested funds continued to decline during 1999 due to the growth of the cattle herd, capital expenditures, payment of dividends, and the financing of higher inventory balances.

Interest income of $1,001,000 in 1998 fell $158,000 when compared to 1997 interest income. The decrease in interest income was due to lower interest rates and the continuing growth of Registrant that resulted in a $3,895,000 decrease in funds invested. Invested funds declined due to the continued growth of the cattle herd, capital expenditures, payment of dividends and the financing of greater receivables and inventories.

Interest expense paid in 1999 was $1,199,000, an increase of $14,000 when compared to 1998 interest expense. The growth in interest cost is due to an increase in borrowings related to livestock operations and to increased real estate infrastructure costs. Total interest paid including capitalized interest in 1999 was $2,367,000 which was an increase of $1,080,000 over 1998. Total interest continues to increase due to the funding of the growth in the cattle herd, infrastructure development and costs related to the development of the Tejon Industrial Complex, to an increase in capital expenditures related to the purchase of commercial buildings, and to the real estate planning and entitlement activities. See Note 5 to the Audited Consolidated Financial Statements for a further description of short-term and long-term debt.

Interest expense during 1998 was $1,065,000, an increase of $318,000 over interest expense in 1997. The increase in interest expense is due to the short-term funding of the cattle inventory as well as funding the continuing growth in the cattle herd and to infrastructure and construction costs related to development at the Tejon Industrial Complex.

Corporate Expenses. Corporate expenses for 1999 were $3,198,000, an increase of $617,000 when compared to 1998 corporate expenses. The increase during 1999 is due to higher staffing costs, increased director and shareholder expense, and to increases in donations. The increase in staffing costs ($335,000) is due to increases in the accounting and MIS departments, increased incentive compensation accruals, and increases in retirement plan costs. Higher director and shareholder expense ($185,000) is primarily due to costs associated with the transfer of the trading of Registrant's stock from the American Stock Exchange to the New York Stock Exchange. Donations increased approximately $97,000 primarily due to Registrant committing to donate funds to help a local university build a new building for its business school.

Corporate expenses during 1998 were $2,581,000, an increase of $235,000 when compared to 1997 corporate expenses. The increase in 1998 was due primarily to an increase in staffing costs. This increase in staffing costs is tied primarily to a change in Registrant's short-term incentive compensation program. Partially offsetting this increase in staffing costs was a reduction in professional service fees.

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

Impact of Accounting Change. Effective October 1, 1998, Registrant adopted Statement of Financial Accounting Standards No. 133 (Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 standardizes accounting for all derivative contracts and requires that all derivative contracts be reported in the consolidated balance sheet at fair value. Derivatives meeting certain specific requirements can be designated as hedges and the special accounting of SFAS 133 applied. Unrealized gains and losses on derivatives not designated as hedges are reported in the consolidated statements of income. For the year-ended December 31, 1999, Registrant recognized losses of $256,000 related to SFAS 133 and recognized $200,000 in gains during 1998 related to SFAS 133.

Management has elected to not designate its futures and option contracts as hedges. Accordingly, during 1998 Registrant reported a $130,000, net of tax of $70,000, resulting from the cumulative effect of a change in an accounting principle in the consolidated statements of income.

Impact of Year 2000. Registrant completed all Year 2000 remediation work prior to the end of 1999. Total costs related to Year 2000 work, including a new hardware and software conversion in 1997, were approximately $320,000. As of this date Registrant has had no Year 2000 problems that have impacted its operations. Registrant also believes that any potential future problems related to Year 2000 issues will be immaterial to its operations and anticipates no further costs related to this issue in the future.

Financial Condition. Registrant's cash, cash equivalents and short-term investments totaled approximately $10,365,000 at December 31, 1999, a decrease of $7,872,000 from the corresponding amount at the end of 1998. Working capital at the end of 1999 was $16,278,000, which is approximately $3,490,000 less than working capital at the end of 1998. Registrant has a revolving line of credit of $25,000,000 that, as of December 31, 1999, had an outstanding balance of $15,026,000 bearing interest at the rate of 8.00%, which floats with changes in the lending bank's prime interest rate. At Registrant's option the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .50% less than the bank's prime lending rate. Registrant's feedlot also has a short-term revolving line of credit for the feedlot with a local bank for $6,800,000 with an outstanding balance at December 31, 1999 of $3,421,000, with an interest rate approximating the bank's prime lending rate of 8.50%, which floats with changes in the lending bank's prime interest rate. The revolving lines of credit are used as short-term cash management tools and for the financing of customer cattle and feed receivables at the feedlot. The use of short-term credit has grown due to increases in inventories as a result of the growth of Registrant's core business lines and to the funding of infrastructure construction costs on a short-term basis.

Registrant's use of long-term debt also increased $18,731,000 at the end of 1999 when compared to 1998 due to the purchase of three commercial buildings in Phoenix, Arizona and to a new long-term line of credit that is used in funding longer term types of assets such as real estate development infrastructure on Registrant's land and farming assets. The three buildings that were purchased in Phoenix, Arizona and portions of Registrant's farmlands secure these loans.

The principal uses of cash and cash equivalents during 1999, 1998, and 1997 consisted of capital expenditures, expansion of the cattle herd, purchase of the cattle feedlot, purchase of land, purchases of commercial buildings, payments of long-term debt, the payment of dividends and the financing of greater receivables and inventories.

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

During 2000, $9,470,000 has been budgeted for capital expenditures, which includes nearly $7,000,000 for infrastructure at the Tejon Industrial Complex and for real estate projects in Los Angeles County and the mountain/lake area of Registrant's land. Other items included in the capital expenditure budget are equipment and improvements to existing facilities.

Funding of the above capital expenditures and ongoing operations during 2000 are expected to come from increased borrowing from banks, reimbursement of infrastructure costs related to the Tejon Industrial Complex through bond proceeds from a local government agency, and from operating cash flows. In future years, Registrant expects that substantial investments will need to be made in its land assets to secure entitlements and begin development of the land. In order to fund this growth, Registrant will use various financing alternatives such as joint ventures with financial partners, increases in lines of credit with banks, sales of assets, possible elimination of the dividend, and/or the issuance of common stock.


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

Registrant is exposed to interest rate exposure on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank's prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($4,770,000) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($16,875,000) can either be fixed for periods of time to a LIBOR rate or float with the lending bank's prime rate. Registrant typically does not attempt to reduce or eliminate its exposure on this debt through the use of any financial instrument derivatives. Registrant manages its interest rate exposure through negotiation of the terms.

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

The following table provides information about Registrant's financial instruments that are sensitive to changes in interest rates. The table presents the Registrant's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

                           Interest Rate Sensitivity
                            Financial Market Risks
                     Principal Amount by Expected Maturity

                                                                                                                         Fair
                                                                                           There-                       Value
                    2000          2001          2002          2003          2004           after         Total         12/31/99
                    ----          ----          ----          ----          ----           ------        -----         --------

Assets:
  Marketable
   Securities   $ 3,303,000    $2,477,000    $1,915,000    $2,351,000    $  346,000            ---    $10,392,000    $ 9,942,000
  Weighted
   Average
  Interest                                                       6.13%
   Rate                 6.31%         5.66%         6.49%                       6.70%                         6.16%

Liabilities
  Short-term
   Debt          $18,447,000           ---           ---           ---           ---            ---    $18,447,000    $18,447,000
  Weighted
   Average
  Interest
   Rate                 8.00%          ---           ---           ---           ---            ---           8.00%

  Long-term
   Debt          $ 1,039,000    $1,793,000    $1,797,000    $2,675,000    $9,803,000     $4,538,000    $21,645,000    $21,645,000
  Weighted
   Average
  Interest
   Rate                 7.96%         7.96%         7.96%         7.96%         7.91%          7.61%          7.86%

In comparison to the prior year, Registrant's risks in regards to fluctuations in interest rates has remained fairly static overall due to comparable balances between years in short-term debt that fluctuate with the lending bank's prime lending rate. Changes in interest rates in 1999 had the same effect under the terms of the debt instruments outstanding as they had in 1998.

Commodity Price Exposure

Registrant has exposure to adverse price fluctuations associated with certain inventories, gross margins, accounts receivable, and certain anticipated transactions in its Livestock and Farming Divisions. Commodities such as corn and cattle are purchased and sold at market prices that are subject to volatility. In order to manage the risk of market price fluctuations, Registrant enters into various exchange-traded futures and option contracts. Registrant closely monitors and manages its exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged.

Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allow Registrant to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted.
See Note 7, Commodity Contracts Used to Manage Risk of Notes to Consolidated Financial Statements. Losses on futures contracts and options as of December 31, 1999 were $256,000 as compared to the approximately $485,000 in gains at December 31, 1998. The change is primarily due to an increase in cattle prices during 1999, which caused futures contracts and options to be repriced, creating losses on the derivative positions. These losses will be offset by the increase in prices received on the sale of cattle.

Inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. See the table below for contracts outstanding at year-end. Registrant is at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At December 31, 1999 approximately 50% of the cattle held in inventory or 22,500 head of cattle were not protected by futures and options for price movement. This compares to 19,228 head of cattle at December 31, 1998. The 1999 number of head of cattle equates to approximately
22.5 million pounds of beef. For each $.01 per pound change in price, Registrant has a potential exposure of $225,000 in future value. Although the price which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.72 per pound and the current market price at March 16, 2000 was $.72 per pound.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 1999:

                                                     Original       Estimated
    Commodity Future/Option           No.         Contract/Cost     Fair Value
          Description              Contracts      (Bought) Sold   (Bought) Sold
-------------------------------------------------------------------------------
Cattle futures sold
40,000 lbs. per contract              142          $ 3,897,000     $(3,985,000)
Cattle futures bought
50,000 lbs. per contract              280          $(3,035,000)    $ 2,960,000
Cattle options bought
40,000 lbs. per contract               50          $   (20,000)    $     8,000
Cattle options sold
40,000 lbs. per contract               50          $    20,000     $   (18,000)

The above futures contracts and options contracts expire between February 2000 and September 2000. Estimated fair value at settlement is based upon quoted market prices at December 31, 1999.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 1998.

                                                  Original          Estimated
    Commodity Future/Option         No.         Contract/Cost       Fair Value
          Description            Contracts      (Bought) Sold     (Bought) Sold
-------------------------------------------------------------------------------
Cattle futures bought
50,000 lbs. per contract            20           $(710,000)          $694,000
Cattle options bought
40,000 lbs. per contract           130           $ (72,000)          $ 89,000
Cattle options sold
40,000 lbs. per contract           130           $  42,000           $ (6,000)

The above futures contracts and options contracts expired between January 1999 and April 1999. Estimated fair value at settlement is based upon quoted market prices at December 31, 1998.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded at estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at December 31, 1999, only $1,800,000 is at risk to changing prices. Of the amount at risk to changing prices, $661,000 is attributable to almonds, $430,000 to pistachios, $285,000 to walnuts, and $424,000 to grapes. The comparable amounts of accounts receivable at December 31, 1998 were $1,236,000 related to almonds and $122,000 related to pistachios. The price estimated for recording accounts receivable at December 31, 1999 was $.89 per pound for almonds. For every $.01 change in the price of almonds Registrant's receivable for almonds increases or decreases by $24,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.32 to $2.26. With respect to pistachios, the price estimated for recording the receivable was $1.35 per pound, each $.01 change in the price increases or decreases the receivable by $6,000 and the range of final prices over the last three years for pistachios has been $.92 to $1.17.

The price estimated for recording accounts receivable for walnuts was $.45 per pound. For every $.01 change in the price of walnuts, Registrant's receivable increases or decreases by $16,000. The final price for walnuts has averaged from $.45 to $.60 over the last three years. The prices used to estimate accounts receivable related to grapes is based on the variety of wine grape and the market for that grape. At year-end the average price used for recording the accounts receivable was $292.00 per ton. For every $1.00 change in the price, Registrant's receivables related to grapes can increase or decrease approximately $14,000. The average price for grapes has averaged between $250.00 per ton to $375.00 per ton over the last three years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted in a separate section of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information as to the directors of Registrant is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 2000 Annual Meeting of Stockholders. Information as to the Executive Officers of Registrant is set forth in Part I,
Item 1 under "Executive Officers of Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 2000 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 2000 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by Registrant with the Securities and Exchange Commission with respect to its 2000 Annual Meeting of Stockholders.

                                    PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K.


     (a)  Documents filed as part of this report:                                      Page Number
          ---------------------------------------                                      ----------

     1.   Consolidated Financial Statements:
          ----------------------------------


          1.1           Report of Independent Auditors                                    41

          1.2           Consolidated Balance Sheets -
                        December 31, 1999 and 1998                                        42

          1.3           Consolidated Statements of Income -
                        Years Ended December 31, 1999, 1998
                        and 1997                                                          44

          1.4           Consolidated Statements of Stockholders'
                        Equity - Three Years Ended
                        December 31, 1999                                                 45

          1.5           Consolidated Statements of Cash Flows -
                        Years Ended December 31, 1999, 1998
                        and 1997                                                          46

          1.6           Notes to Consolidated Financial
                        Statements                                                        47

     2.   Supplemental Financial Statement Schedules:
          ------------------------------------------

                                   None.

     3.   Exhibits:
          --------

          3.1           Restated Certificate of Incorporation                             *

          3.2           By-Laws                                                           *

          10.1          Water Service Contract with Wheeler
                        Ridge-Maricopa Water Storage District
                        (without exhibits), amendments originally
                        filed under Item 11 to Registrant's
                        Annual Report on Form 10-K                                        **

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

          10.9        Non-Employee Director Stock Incentive Plan           ****

          10.9(1)     Stock Option Agreement Pursuant to the
                      Non-Employee Director Stock Incentive Plan           ****

          10.10       1998 Stock Incentive Plan                            ****

          10.10(1)    Stock Option Agreement Pursuant to the 1998
                      Stock Incentive Plan                                 ****

                      Employment Contract - Robert L. Stine                ****

          10.12       Transaction and Option Agreement with Enron          *****
                      North America

          10.13       Option Agreement with Enron North America            *****

          10.14       Restricted Stock Grant Agreement                        65

          21          List of Subsidiaries of Registrant                      69

          23          Consent of Ernst & Young LLP                            70

          27          Financial Data Schedule (Edgar)                         71
[B
     (b) Report on Form 8-K filed during the last quarter of the period covered
         ------------------
         by this report:


         None.

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

 ***** This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 6 to Registrant's 10-Q, for the period ending June 30, 1999, is incorporated herein by reference.

Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TEJON RANCH CO.


DATED: March 25, 2000               BY:__________________________________
                                    Robert A. Stine
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



DATED: March 25, 2000               BY:___________________________________
                                    Allen E. Lyda   Vice President, Chief
                                    Financial Officer & Treasurer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.




Name                        Capacity                Date
----                        --------                ----

                            Director                March 7, 2000
_______________________
Otis Booth, Jr.

                            Director                March 7, 2000
_______________________
Craig Cadwalader

                            Director                March 7, 2000
_______________________
Dan T. Daniels

                            Director                March 7, 2000
_______________________
Rayburn S. Dezember

                            Director                March 7, 2000
_______________________
John L. Goolsby

                            Director                March 7, 2000
_______________________
Norman Metcalfe

                            Director                March 7, 2000
_______________________
George G.C. Parker

                            Director                March 7, 2000
_______________________
Robert Ruocco

                            Director                March 7, 2000
_______________________
Kent Snyder

                            Director                March 7, 2000
_______________________
Geoffrey Stack

                            Director                March 7, 2000
_______________________
Robert A. Stine

                            Director                March 7, 2000
_______________________
Martin Whitman

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2),(c) and (d)

        List of Financial Statements and Financial Statement Schedules

                             Financial Statements

                               Certain Exhibits

                         Year Ended December 31, 1999

                                Tejon Ranch Co.

                               Lebec, California

                       Form 10-K - Item 14(a)(1) and (2)

                        Tejon Ranch Co. and Subsidiaries

        Index to Financial Statements and Financial Statement Schedules


ITEM 14(a)(1) - FINANCIAL STATEMENTS
------------------------------------

The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:

                                                            Page
                                                            ----
     Report of Independent Auditors                           41
     Consolidated Balance Sheets -
         December 31, 1999 and 1998                           42
     Consolidated Statements of Income -
         Years Ended December 31, 1999, 1998 and 1997         44
     Consolidated Statements of Stockholders' Equity -
         Three Years Ended December 31, 1999                  45
     Consolidated Statements of Cash Flows -
         Years Ended December 31, 1999, 1998 and 1997         46
     Notes to Consolidated Financial Statements               47

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

                         Report of Independent Auditors



Stockholders and Board of Directors
Tejon Ranch Co.

We have audited the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, Registrant adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 1998.



                                         ERNST & YOUNG LLP


Los Angeles, California
February 11, 2000

                        Tejon Ranch Co. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                                December 31
                                                                                        1999                  1998
                                                                                    --------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                         $   423,000          $   743,000
  Cash in escrow                                                                            ---            4,200,000
  Marketable securities                                                               9,942,000           13,294,000
  Accounts receivable                                                                 5,019,000            7,359,000
  Inventories                                                                        22,808,000           17,416,000
  Prepaid expenses and other current assets                                           1,101,000              996,000
                                                                                    --------------------------------
Total current assets                                                                 39,293,000           44,008,000



Property and equipment, net                                                          50,737,000           27,553,000



Other assets:
  Breeding herd, net of accumulated depreciation of $191,000
      in 1999 and $155,000 in 1998                                                    1,259,000            1,133,000
  Other assets                                                                          230,000              320,000
                                                                                    --------------------------------
                                                                                      1,489,000            1,453,000



                                                                                    --------------------------------
Total assets                                                                        $91,519,000          $73,014,000
                                                                                    ================================

See accompanying notes.

                                                                                              December 31
                                                                                      1999                 1998
                                                                                  -----------------------------------

Liabilities and stockholders' equity
Current liabilities:
    Trade accounts payable                                                        $ 3,315,000              $ 3,235,000
    Other accrued liabilities                                                          97,000                  502,000
    Current deferred income                                                           117,000                   62,000
    Income taxes payable                                                                  ---                  192,000
    Short-term debt                                                                18,447,000               19,999,000
    Current portion of long-term debt                                               1,039,000                  250,000
                                                                                  ------------------------------------
  Total current liabilities                                                        23,015,000               24,240,000

  Long-term debt, less current portion                                             20,606,000                1,875,000

  Deferred income taxes                                                             4,738,000                4,194,000



  Commitments and contingencies

  Stockholders' equity:
    Common Stock, $.50 par value per share:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 12,697,179 in 1999
         and 12,691,253 in 1998                                                     6,349,000                6,346,000
    Additional paid-in capital                                                        379,000                  382,000
    Accumulated other comprehensive income                                           (269,000)                (179,000)

    Retained earnings                                                              36,701,000               36,156,000
                                                                                  ------------------------------------
  Total stockholders' equity                                                       43,160,000               42,705,000
                                                                                  ------------------------------------
  Total liabilities and stockholders' equity                                      $91,519,000              $73,014,000
                                                                                  ====================================

See accompanying notes.

                        Tejon Ranch Co. and Subsidiaries

                       Consolidated Statements of Income

                                                                                Year Ended December 31
                                                                    1999                 1998                  1997
                                                                 ------------------------------------------------------
 Revenues:
   Real estate                                                   $ 5,178,000           $ 5,742,000          $ 3,403,000
   Livestock                                                      38,940,000            30,077,000           21,798,000
   Farming                                                         7,433,000             8,671,000            9,173,000
   Resource management                                             3,726,000             2,597,000            2,696,000
   Interest income                                                   639,000             1,001,000            1,159,000
                                                                 ------------------------------------------------------
                                                                  55,916,000            48,088,000           38,229,000

 Costs and expenses:
   Real estate                                                     4,705,000             2,799,000            2,400,000
   Livestock                                                      37,079,000            28,983,000           20,299,000
   Farming                                                         6,285,000             6,402,000            6,546,000
   Resource management                                             1,881,000             1,636,000            1,368,000
   Corporate expenses                                              3,198,000             2,581,000            2,346,000
   Interest expense                                                  863,000             1,065,000              747,000
                                                                 ------------------------------------------------------
                                                                  54,011,000            43,466,000           33,706,000
                                                                 ------------------------------------------------------
 Income before income taxes                                        1,905,000             4,622,000            4,523,000
 Income taxes                                                        724,000             1,613,000            1,491,000
                                                                 ------------------------------------------------------
 Income before cumulative effect of
    a change in an accounting principle                            1,181,000             3,009,000            3,032,000

 Cumulative effect of a change in an
    accounting principle (net of taxes of
    $70,000)                                                             ---               130,000                  ---
                                                                 ------------------------------------------------------
 Net income                                                      $ 1,181,000           $ 3,139,000          $ 3,032,000
                                                                 ======================================================

 Income per share before cumulative effect
    of a change in an accounting principle,
    basic                                                        $      0.09           $      0.24          $      0.24
                                                                 ======================================================
 Income per share before cumulative effect
    of a change in an accounting principle,                      $      0.09           $      0.24          $      0.24
    diluted
                                                                 ======================================================
 Net income per share, basic                                     $      0.09           $      0.25          $      0.24
                                                                 ======================================================
 Net income per share, diluted                                   $      0.09           $      0.25          $      0.24
                                                                 ======================================================
 See accompanying notes.

                        Tejon Ranch Co. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

                      Three years ended December 31, 1999

                                    Common                                   Accumulated
                                     Stock                    Additional           Other
                                    Shares        Common         Paid-In   Comprehensive              Retained
                               Outstanding        Stock          Capital          Income              Earnings        Total

                               ----------------------------------------------------------------------------------------------
Balance January 1, 1997            12,682,244    $6,341,000     $387,000             ($ 249,000)   $31,253,000    $37,732,000

  Net income                                            ---          ---                    ---      3,032,000      3,032,000

Defined benefit plan funding
  adjustments, net of
   taxes of $170,000                                    ---          ---                256,000            ---        256,000
Changes in unrealized gains
  on available-for-sale securities,                     ---          ---                102,000            ---        102,000
  net of taxes of $73,000
                                                                                                              ---------------
Comprehensive income                                    ---          ---                    ---            ---      3,390,000
                                                                                                              ---------------
Exercise of stock options               3,750         2,000       (2,000)                   ---            ---            ---

Cash dividends paid-
  $.05 per share                                        ---          ---                    ---       (634,000)      (634,000)
                               ----------------------------------------------------------------------------------------------
Balance December 31, 1997          12,685,994     6,343,000      385,000                109,000     33,651,000     40,488,000

  Net Income                                            ---          ---                    ---      3,139,000      3,139,000

Defined benefit plan funding
  adjustments, net of taxes of                          ---          ---               (216,000)           ---       (216,000)
  $133,000
Changes in unrealized losses
  On available-for-sale
   securities,                                          ---          ---                (72,000)           ---        (72,000)
                                                                                                              ---------------
  net of taxes of $49,000
Comprehensive income                                    ---          ---                    ---            ---      2,851,000
                                                                                                              ---------------
Exercise of stock options               5,259         3,000       (3,000)                   ---            ---            ---
Cash dividends paid-
      $.05 per share                                    ---          ---                    ---       (634,000)      (634,000)
                               ----------------------------------------------------------------------------------------------
Balance, December 31, 1998         12,691,253     6,346,000      382,000               (179,000)    36,156,000     42,705,000
Net Income                                              ---          ---                    ---      1,181,000      1,181,000

Defined benefit plan funding
  adjustments, net of taxes
  of $133,000                                           ---          ---                216,000            ---        216,000
Changes in unrealized
  losses on available-for-sale
  securities, net of taxes of                           ---          ---               (306,000)           ---       (306,000)
  $205,000
                                                                                                               --------------
Comprehensive income                                    ---          ---                    ---            ---      1,091,000
                                                                                                              ---------------
Exercise of stock options               5,926         3,000       (3,000)                   ---            ---            ---

Cash dividends paid -
   $.05 per share                                       ---          ---                    ---       (636,000)      (636,000)
                               ----------------------------------------------------------------------------------------------
Balance, December 31, 1999         12,697,179    $6,349,000     $379,000              ($269,000)   $36,701,000    $43,160,000

See accompanying notes.

                        Tejon Ranch Co. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                              Year Ended December 31
                                                                      1999            1998            1997
                                                               -----------------------------------------------
Operating Activities
--------------------
 Net Income                                                       $  1,181,000    $  3,139,000    $  3,032,000
 Items not affecting cash:
   Depreciation and amortization                                     2,494,000       1,998,000       1,729,000
   Deferred income taxes                                               539,000       1,049,000         585,000
   Gain from sale of land                                           (1,747,000)     (4,231,000)            ---
   Losses on sales of investments                                       17,000             ---           3,000
   Equity in loss from unconsolidated joint venture                    889,000             ---             ---
 Changes in certain current assets and current liabilities:
   Accounts receivable                                               2,340,000       1,089,000      (4,145,000)
   Inventories                                                      (5,392,000)     (5,194,000)     (8,434,000)
   Prepaid expenses and other current assets                           (28,000)        685,000        (100,000)
   Trade accounts payable and other accrued liabilities               (299,000)        432,000       2,222,000
   Current deferred income                                              55,000        (230,000)         27,000
   Income taxes payable                                               (192,000)        192,000        (856,000)
                                                               -----------------------------------------------
 Net cash used in operating activities                                (143,000)     (1,071,000)     (5,937,000)

Investing Activities
--------------------
 Acquisition of Champion Feeders                                           ---             ---      (3,874,000)
 Maturities of marketable securities                                 9,987,000       6,644,000       8,415,000
 Funds invested in marketable securities                            (7,162,000)     (2,870,000)     (5,310,000)
 Net change in breeding herd                                          (126,000)        (77,000)       (174,000)
 Funds from sale of land                                             1,747,000       4,250,000             ---
 Cash in escrow                                                      4,200,000      (4,200,000)            ---
 Property and equipment expenditures                               (25,678,000)     (7,700,000)     (3,600,000)
 Other                                                                (477,000)       (369,000)       (125,000)
                                                               -----------------------------------------------
 Net cash used in investing activities                             (17,509,000)     (4,322,000)     (4,668,000)

Financing Activities
--------------------
 Proceeds from revolving line of credit                             33,760,000      26,929,000      30,435,000
 Payments on revolving line of credit                              (35,312,000)    (18,885,000)    (21,288,000)
 Borrowing of long-term debt                                        19,800,000             ---       2,500,000
 Repayment of long-term debt                                          (280,000)     (2,250,000)       (125,000)
 Cash dividends paid                                                  (636,000)       (634,000)       (634,000)
                                                               -----------------------------------------------
 Net cash provided by financing activities                          17,332,000       5,160,000      10,888,000
                                                               -----------------------------------------------
 Increase (decrease) in cash and cash equivalents                     (320,000)       (233,000)        283,000
 Cash and cash equivalents at beginning of year                        743,000         976,000         693,000
                                                               -----------------------------------------------
 Cash and cash equivalents at end of year                      $       423,000    $    743,000    $    976,000
                                                               ===============================================
 Supplemental Cash Flow Information
 Interest Paid (net of amounts capitalized)                    $     1,199,000    $  1,185,000    $    750,000
                                                               ===============================================
 Income taxes paid                                             $       123,000    $    232,000    $  1,317,000
                                                               ===============================================

See accompanying notes.

                   Notes to Consolidated Financial Statements

                               December 31, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Registrant and all significant subsidiaries in which a controlling interest is held. All significant intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures in which Registrant has less than a controlling interest are accounted for under the equity method of accounting primarily since Registrant does not exercise managerial control over its investment and, accordingly, Registrant reflects its investment as adjusted for capital contributions, distributions, and Registrant's equity in net income or loss of the respective joint venture.

Reclassification

Certain amounts included in the 1998 and 1997 financial statements have been reclassified to conform to the current year presentation.

Cash Equivalents

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

Credit Risk

Registrant grants credit to customers, principally large cattle purchasers, feedlot customers, co-ops, wineries, nut marketing companies, and lessees of Registrant facilities. Registrant performs periodic credit evaluations of its customer's financial condition and generally does not require collateral.

During 1999, 1998 and 1997 the following customers accounted for more than 10% of Registrant's consolidated revenues, Excel Meat Packing, a purchaser of cattle, (39% in 1999 and 22% in 1998) and Golden State Vintners (15% in 1997).

Registrant maintains its cash and cash equivalents in federally insured financial institutions. The account balances at these institutions periodically exceeds FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Registrant believes that the risk is not significant.

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

Commodity Contracts Used to Manage Price Fluctuations

Registrant enters into futures and option contracts to manage its exposure to price fluctuations on its stocker cattle and its cattle feed costs. The goal of Registrant is to protect or create a future price for its cattle and feed that will provide a profit once the cattle are sold and all costs are deducted. Futures and options contracts are carried at market value and included in other current assets in the consolidated balance sheets with unrealized gains and losses recognized in the consolidated statements of income.

Property and Equipment

Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis (presumed to be at cost) carried by Registrant's predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Buildings and improvements are depreciated over a 10 year to 27.5 year life. Machinery, water pipelines, furniture, fixtures, and other equipment are depreciated over a 3 year to 10 year life depending on the type of asset. Vineyards and orchards are generally depreciated over a 20 year life with irrigation systems over a 10 year life. Oil, gas and mineral reserves have not been appraised, and accordingly no value has been assigned to them.

Vineyards and Orchards

Costs of planting and developing vineyards and orchards are capitalized until the crops become commercially productive. Interest costs and depreciation of irrigation systems and trellis installations during the development stage are also capitalized. Revenues from crops earned during the development stage are netted against development costs. Depreciation commences when the crops become commercially productive.

At the time crops are harvested and delivered to buyers and revenues are estimatable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of Registrant's fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments decreased farming revenue $541,000 in 1999, decreased farming revenue $168,000 in 1998, and increased farming revenue $693,000 in 1997.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a Secretary of Agriculture approved marketing order. At December 31, 1999, producers were required to withhold 22.36% of their 1999 almond crop production from the marketplace. Registrant has recognized $427,000 into inventory related to this withholding. At December 31, 1998 and 1997, no such withholding was mandated.

Common Stock Options

Registrant has elected to follow Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employees', advisors', and consultants' stock options because, as discussed in Note 6, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of stock options granted by Registrant equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income Per Share

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the year (12,697,179 in 1999, 12,691,253 in 1998, and 12,683,497 in 1997). Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock for stock options using the treasury stock method (12,796,485 in

1999, 12,752,967 in 1998, and 12,726,729 in 1997). The weighted average additional number of shares relating to dilutive stock options were 100,945 in 1999, 61,714 in 1998, and 43,232 in 1997.


Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", Registrant records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, Registrant accounts for its long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 1999, Management of Registrant believes that none of its assets are impaired.

Sales of Real Estate

Revenues are recorded and profit is recognized when title has passed to the buyer and a minimum down payment has been received.

Rental Income

Minimum rent revenues are recognized on a straight-line basis over the respective lease term.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or Registrant's commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 1999, 1998 or 1997.

Use of Estimates

The preparation of Registrant's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting period. Due to uncertainties inherent in the estimation process, it is reasonably possible that actual results could differ from these estimates.

New Accounting Pronouncements

Effective October 1, 1998, Registrant adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133 ("Accounting for Derivative Instruments and Hedging Activities". SFAS 133 standardizes accounting for all derivative contracts and requires that all derivative contracts be reported in the consolidated balance sheet at fair value. Derivatives meeting certain specific requirements can be designated as hedges and the special accounting of SFAS 133 applied. Unrealized gains and losses on derivatives not designated as hedges are reported in the consolidated statement of income. For the year-ended December 31, 1999, Registrant recognized loses of $256,000 related to SFAS 133 and recognized $200,000 in gains during 1998 related to SFAS 133.

Management has elected to not designate its futures and option contracts as hedges. Accordingly, in 1998 Registrant reported a gain of $130,000, net of tax of $70,000, resulting from the cumulative effect of a change in an accounting principle on the consolidated statements of income.


2.  MARKETABLE SECURITIES

Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. Registrant has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

                                                     1999                                               1998
                                --------------------------------------------------------------------------------------------
                                                        Estimated Fair                                     Estimated Fair
                                        Cost                Value                           Cost                Value
                                --------------------------------------------------------------------------------------------
Marketable Securities:
  U.S. Treasury
    and agency notes                   $ 5,191,000             $4,824,000                  $ 6,905,000           $ 6,961,000
  Corporate notes                        5,201,000              5,118,000                    6,328,000             6,333,000
                               ---------------------------------------------------------------------------------------------
                                       $10,392,000             $9,942,000                  $13,233,000           $13,294,000
                                ============================================================================================


As of December 31, 1999, the fair value adjustment to consolidated stockholders' equity is an unrealized loss on available-for-sale securities of $306,000, net of a tax expense of $205,000. Registrant's gross unrealized holding losses equal $450,000. On December 31, 1999, the average maturity of U.S. Treasury and agency securities was 2.8 years and corporate notes was 1.8 years. Currently Registrant has no securities with a weighted average life of greater than five years. During 1999 and 1997 Registrant recognized losses of $17,000 and $3,000 on the sale of $2.4 and $2.0 million, respectively of securities, carried at historical costs adjusted for amortization and accretion.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Registrant's investments in corporate notes are with companies with a credit rating of A or better.



3.      INVENTORIES



Inventories consist of the following at December 31:

                                                                               1999                        1998
                                                                          -------------------------------------------
Cattle held for sale                                                      $21,172,000                     $16,577,000
Farming inventories                                                         1,077,000                         326,000
Feed inventories                                                              559,000                         513,000

                                                                          -------------------------------------------
                                                                          $22,808,000                     $17,416,000
                                                                          ===========================================




4.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:




                                                                                1999                         1998
                                                                            -----------------------------------------
Land and land improvements                                                  $  6,841,000                 $  4,311,000
Buildings and improvements                                                    35,313,000                   17,287,000
Machinery, water pipelines, furniture, fixtures, and other equipment           8,357,000                    6,455,000

Vineyards and orchards                                                        19,267,000                   17,339,000
                                                                             ----------------------------------------
                                                                              69,778,000                   45,392,000
Less allowance for depreciation                                              (19,041,000)                 (17,839,000)
                                                                            -----------------------------------------
                                                                            $ 50,737,000                 $ 27,553,000
                                                                            =========================================


5.  LINE OF CREDIT AND LONG-TERM DEBT

Registrant may borrow up to $25,000,000 on a secured revolving line of credit at interest rates .50% less than the bank's prime rate (8.00% at December 31, 1999) or at a fixed rate of 1.50% greater than LIBOR. The revolving line expires in June 2004. At December 31, 1999, there was $15,026,000 of outstanding debt under the line of credit agreement. Registrant's feedlot also has a short-term revolving line of credit with a local bank for $6,800,000. The outstanding balance at December 31, 1999 was $3,421,000, with the interest rate approximating the bank's prime lending rate of 8.50%. The above borrowings are secured by Registrant's livestock inventory and farm acreage. On all short-term debt arrangements interest is payable monthly and principal is paid or borrowed on a daily basis as needed. The weighted average interest rate on short-term debt was 7.28% for 1999.

During 1998 Registrant could borrow up to $13,700,000 on a short-term unsecured revolving line of credit at interest rates approximating the bank's prime rate (7.75% at December 31, 1998). At December 31, 1998, there was $13,155,000 of outstanding debt under the line of credit agreement. Registrant also had an outstanding short-term borrowing with an investment banking company, with an outstanding balance of $5,308,000 at December 31, 1998, at an interest rate of 5.75%. Registrant's feedlot also had a short-term revolving line of credit with a local bank for $4,000,000. The outstanding balance at December 31, 1998 was $1,536,000, with the interest rate approximating the bank's prime lending rate of 7.75%. On all short-term debt arrangements interest was payable monthly and principal was paid or borrowed on a daily basis as needed. The weighted average interest rate on short-term debt was 7.38 % for 1998.

Long-term debt consists of the following at December 31:

                                                                                  1999                       1998
                                                                              -------------------------------------
Notes payable to a bank                                                       $21,645,000                $2,125,000
Less current portion                                                           (1,039,000)                 (250,000)
                                                                              -------------------------------------
                                                                              $20,606,000                $1,875,000
                                                                              =====================================

At December 31, 1999 the long-term note payable balance included a $15,000,000 note used in funding long-term assets that is secured by farm acreage.
Principal is payable in quarterly payments of $375,000 beginning June 2000 with remaining principal due June 2004. Interest is at .50% less than the bank's prime rate or a fixed rate of 1.50% greater than the specified LIBOR rate. This amount was reclassified from short-term debt to long-term debt due to new loan agreements being effective February 9, 2000, which were in process at year-end 1999. Long-term notes payable also consist of debt related to the purchase of commercial/industrial buildings totaling $4,770,000 at December 31, 1999. The interest rate is fixed at 7.61% with monthly principal and interest payments. The annual principal payments total $39,000 and the final due date is April 2009. The remaining long-term note payable of $1,875,000 provides for interest at 8.63% per annum, payable monthly on any amounts outstanding. Principal is payable quarterly in amounts of $62,500, with the remaining balance due December 31, 2003. This note is secured by land and assets of Registrant's feedlot.

The long-term note payable in 1998 provided for interest at an average rate of 8.57% per annum, payable monthly, on amounts outstanding. Principal was payable quarterly in amounts of $62,500, with the remaining balance due December 31, 2003. Amounts borrowed were secured by land and assets of Registrant's feedlot.

The amount of the line of credit, short-term, and long-term debt instruments listed above approximate the fair value of the instruments.

Registrant capitalized interest costs of $1,168,000, $102,000, and $0 for the years ended December 31, 1999, 1998, and 1997, respectively.

Interest paid net of amounts capitalized approximated interest expense incurred for each of the three years in the period ended December 31, 1999.

Maturities of long-term debt at December 31, 1999 are $1,039,000 in 2000, $1,793,000 in 2001, $1,797,000 in 2002, $2,675,000 in 2003, $9,803,000 in 2004,
and $4,538,000 thereafter. This maturity schedule reflects the payments related to the above long-term debt reclassified from short-term debt.


6.  COMMON STOCK AND STOCK OPTION INFORMATION

The 1992 Stock Option Plan provides for the granting of options to purchase a maximum of 230,000 shares of Registrant's common stock to employees, advisors, and consultants of Registrant at 100% of the fair market value as of the date of grant. The compensation committee of the board of directors administers the plan. Since adoption of the plan in March 1992, options have been granted under the 1992 Stock Option Plan with respect to 159,000 shares at an exercise price of $16 per share and 20,000 shares at an exercise price of $15 per share.

On April 7, 1997 options to purchase 159,000 shares were amended to lower the previously existing exercise price to $16.00 per share, which was the market price at the date of the amendment. These options have a ten-year term and vest over a one-to-five-year periods from the grant date. The grant date for options to purchase 59,000 shares is 1992, the grant date to purchase 20,000 shares was 1993, and the grant date for options to purchase 100,000 shares is May 1, 1996.

On January 26, 1998, the Board of Directors adopted the 1998 Stock Incentive Plan. The Incentive Plan provides for the making of awards to employees, consultants, and advisors of Registrant with respect to 800,000 shares of common stock. From the adoption of the Incentive Plan to December 31, 1999, Registrant has granted options to purchase 623,587 shares at a price equal to the fair market value at date of grant, all of which were outstanding at December 31, 1999.

Also, on January 26, 1998, the Board of Directors adopted the Non-Employee Director Stock Incentive Plan. This plan is intended to enable Registrant to attract, retain, and motivate its non-employee directors by providing for or increasing the proprietary interests of such persons in Registrant. The plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. Since the adoption of the plan to December 31, 1999, Registrant has granted options under the plan to purchase 34,039 shares at a price equal to the fair market value at date of grant.

The 1998 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan were approved by stockholders at Registrant's Annual Meeting on May 11, 1998.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Registrant had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999: Risk-free interest rate of 6.50%; dividend rate of .21%; volatility factor of the expected market price of Registrant's common stock of .44; and a weighted average expected life of the options of five years from the option grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Registrant's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option plan.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Registrant's pro forma information follows:

                                                                                   1999                     1998
                                                                               -------------------------------------
Pro forma net income                                                            $506,446                  $2,965,000
Pro forma net income per share, diluted                                         $   0.04                  $     0.23



A summary of Registrant's stock option activity and related information for the years ended December 31, follows:

                                                      1999                                           1998
                               ----------------------------------------------------------------------------------------------
                                                           Weighted-                                  Weighted-Average
                                                        Average Exercise                               Exercise Prices
                                          Options       Prices Per Share                  Options         Per Share
                               ----------------------------------------------------------------------------------------------
Outstanding
  beginning of year                        546,441            $19.73                      172,178             $15.91
Granted                                    283,092             23.02                      390,534              21.29
Exercised                                  (14,143)            15.71                      (13,725)             16.00
Forfeited/Cancelled                        (16,000)            23.88                       (2,546)             24.50
                               ----------------------------------------------------------------------------------------------
Outstanding end of year                    799,390            $20.88                      546,441             $19.73
Options exercisable
  end of year                              115,803            $17.63                       83,453             $15.91
Weighted-average fair value
 per share of options granted
                                                              $10.70                                          $10.05


Exercise prices for options outstanding as of December 31, 1999 ranged from $15.00 to $26.38. The weighted-average remaining contractual life of those options is approximately six years.


7.  COMMODITY CONTRACTS USED TO MANAGE RISK

Registrant uses commodity derivatives to manage risk on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect Registrant against a significant cattle market decline or feed cost increase. To help achieve this objective Registrant uses both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. Registrant continually monitors any open futures and options contracts on a daily basis in accordance with formal policies to determine the appropriate hedge based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with this strategy for Registrant is that it limits or caps the potential profits if cattle prices begin to increase or can add additional costs for feed if grain prices fall.

Realized gains, losses, and market value adjustments associated with both closed and open contracts are recognized in cost of sales expense. During 1999, Registrant recognized approximately $256,000 in net losses from hedging and derivative activity as an increase in cost of sales. In 1998 and 1997, Registrant recognized approximately $485,000 in gains and $360,000, in losses, respectively, from derivative activity.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 1999:

                                                                          Original                   Estimated
           Commodity Future/Option                     No.              Contract/Cost               Fair Value
                 Description                        Contracts           (Bought) Sold              (Bought) Sold
--------------------------------------------------------------------------------------------------------------------
Cattle futures sold
40,000 lbs. per contract                              142                $ 3,897,000               $(3,985,000)
Cattle futures bought
50,000 lbs. per contract                              280                $(3,035,000)              $ 2,960,000
Cattle options bought
40,000 lbs. per contract                               50                $   (20,000)              $     8,000
Cattle options sold
40,000 lbs. per contract                               50                $    20,000               $   (18,000)

The above futures contracts and options contracts expire between February 2000 and September 2000. Estimated fair value at settlement is based upon quoted market prices at December 31, 1999.


8.  INCOME TAXES

Registrant accounts for income taxes using SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Registrant's financial statements or tax returns.


The provision for income taxes consists of the following at December 31:

                                                                        1999              1998                 1997
                                                                    -----------------------------------------------
Federal:

   Current                                                          $    ---            $  132,000          $  691,000
   Deferred                                                          556,000             1,164,000             486,000

                                                                     -------------------------------------------------
                                                                     556,000             1,296,000           1,177,000
State:
   Current                                                               ---                60,000             182,000
   Deferred                                                          168,000               327,000             132,000
                                                                    --------------------------------------------------
                                                                     168,000               387,000             314,000
                                                                    --------------------------------------------------
                                                                    $724,000            $1,683,000          $1,491,000
                                                                    ==================================================


The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:

                                                                 1999                1998                 1997
                                                                 ---------------------------------------------------
Income tax at the statutory rate                                 $648,000          $1,639,000            $1,538,000
State income taxes, net of Federal benefit                        109,000             255,000               123,000
Other, net                                                        (33,000)           (211,000)             (170,000)
                                                                 --------------------------------------------------
                                                                 $724,000          $1,683,000            $1,491,000
                                                                 ==================================================

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. The total current deferred tax asset is included with prepaid expenses and other current assets on the consolidated balance sheets. Significant components of Registrant's deferred tax liabilities and assets are as follows at December 31:

                                                                  1999                            1998
                                                         --------------------            --------------------
Deferred income tax assets:

  Accrued expenses                                                 $   33,000                      $  171,000
  Prepaid revenues                                                     31,000                          21,000
  Other                                                                13,000                          65,000
                                                         --------------------             -------------------
                                                         ====================================================
Total deferred income tax assets                                       77,000                         257,000
Deferred income tax liabilities:
  Depreciation and amortization                                       666,000                         919,000
  Involuntary conversion, tax exchange-land                         3,115,000                       2,520,000
  Other                                                               957,000                         755,000
                                                                                         --------------------

Total deferred income tax liabilities                               4,738,000                       4,194,000
                                                         --------------------            --------------------
Net deferred income tax liabilities                                $4,661,000                      $3,937,000
                                                         ====================            ====================

Registrant made net payments of income taxes of $123,000, $232,000, and $1,317,000 during 1999, 1998 and 1997, respectively.


9.   OPERATING LEASES

Registrant is lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $13,832,000 and $1,430,000, respectively, at December 31, 1999. Income from commercial rents, included in real estate revenue was $1,609,000 in 1999, $975,000 in 1998, and $985,000 in 1997. Future minimum rental income on noncancelable operating leases as of December 31, 1999 is: $2,026,000 in 2000, $2,064,000 in 2001, $1,712,000 in 2002, $1,263,000 in 2003, $1,002,000 in 2004,
and $5,814,000 for years thereafter.


10.  COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of Registrant's land is subject to water contracts requiring minimum future annual payments for as long as Registrant owns such land. The estimated minimum payments for 2000 are $1,300,000, whether or not water is available or is used. Minimum payments made under these contracts were approximately $1,322,000 in 1999, $1,200,000 in 1998, and $1,215,000 in 1997.
Approximately 4,600 acres of this land are subject to contingent assessments of approximately $792,000 to service water district bonded indebtedness, if water district revenues are insufficient to cover bond interest and redemptions when due.

At December 31, 1999, Registrant was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza, LLC. Total debt at Petro Travel Plaza LLC is $13.0 million and is related to the construction of the travel plaza.
Registrant does not expect the guarantee to ever be used due to the cash flow provided by the operations of the Petro Travel Plaza, LLC.

Registrant leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and Registrant have been ordered to clean up and abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be leaking into a local creek. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. The cleanup order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. Under the orders, Registrant is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, each of the companies is required to indemnify Registrant for its designated portion of any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and Lafarge, Registrant believes that a material effect on Registrant is remote at this time.


11.  RETIREMENT PLAN

Registrant has a retirement plan which covers substantially all employees. The benefits are based on years of service and the employee's five year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. Registrant funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA).

The following accumulated benefit information is as of December 31:

                                                                                             Pension Benefits
                                                                                ---------------------------------------
                                                                                    1999                         1998
Change In Benefit Obligation
 Benefit Obligation At Beginning Of Year                                        $3,530,000                   $2,820,000
 Service Cost                                                                      190,000                      170,000
 Interest Cost                                                                     223,000                      179,000
 Actuarial Gain (Loss)                                                            (803,000)                     483,000
 Benefits Paid                                                                    (300,000)                    (122,000)
                                                                                ----------                   ----------
Benefit Obligation At End of Year                                               $2,840,000                   $3,530,000
                                                                                ==========                   ==========

Change In Plan Assets
  Fair value of plan assets at beginning of year                                $2,783,000                   $2,323,000
  Actual Return On Plan Assets                                                     487,000                      447,000
  Employer Contribution                                                            156,000                      135,000
  Benefits Paid                                                                   (300,000)                    (122,000)
                                                                                ----------                   ----------
  Fair Value Of Plan Assets At End Of Year                                      $3,126,000                   $2,783,000
                                                                                ==========                   ==========


Funded Status                                                                   $  286,000                   $ (747,000)
Unrecognized net actuarial gain                                                     60,000                    1,206,000
Unrecognized net transition asset                                                  (78,000)                     (98,000)
Adjustments related to minimum liability                                           257,000                     (387,000)
                                                                                ----------                   ----------
Prepaid (accrued) benefit costs                                                 $  525,000                   $  (26,000)
                                                                                ==========                   ==========


In accordance with the provisions of Financial Accounting Standard No. 87, Registrant recorded a minimum pension liability in 1998 representing the excess of the accumulated benefit obligation, $2,820,000, over the fair value of plan assets, $2,784,000. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 1998 is reported in accumulated other comprehensive income (loss), net of applicable deferred income taxes.

Plan assets consist of equity, debt, and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6.5% and 6.0% in 1999 and 1998. The expected long-term rate of return on plan assets was 7.5% in 1999 and 1998.

Total pension and retirement expense was as follows for each of the years ended December 31:

                                                                       1999                  1998                  1997
                                                                    ----------------------------------------------------
Cost components:

Service cost-benefits earned during the period                      $(190,000)            $(170,000)           $ (81,000)
Interest cost on projected benefit obligation                        (223,000)             (179,000)            (155,000)
Expected return on plan assets                                        207,000               174,000              144,000
Net amortization and deferral                                         (42,000)              (20,000)             (23,000)
                                                                    ----------------------------------------------------
Total net periodic pension cost                                     $(248,000)            $(195,000)           $(115,000)
                                                                    ====================================================


12.  BUSINESS SEGMENTS

Registrant operates principally in four industries: livestock, farming, resource management, and real estate. The livestock segment includes the production and sale of beef cattle and the operation of a cattle feedlot. The farming segment involves those operations related to permanent crops, leasing farmland, and the supervision of farming activities. The resource management and the real estate segments collect rents and royalties from lessees of Registrant-owned properties, and the real estate segment obtains entitlements for and develops Registrant-owned properties.

Information pertaining to Registrant's business segments follows for each of the years ended December 31:


                                                                  1999                    1998                    1997
                                                             -----------------------------------------------------------
Segment profits:
  Livestock                                                  $ 1,861,000             $ 1,094,000             $ 1,499,000
  Farming                                                      1,148,000               2,269,000               2,627,000
  Resource management                                          1,845,000                 961,000               1,328,000
  Real Estate                                                    473,000               2,943,000               1,003,000
                                                             -----------------------------------------------------------
Segment profits                                                5,327,000               7,267,000               6,457,000
Interest income                                                  639,000               1,001,000               1,159,000
Corporate expenses                                            (3,198,000)             (2,581,000)             (2,346,000)
Interest expense                                                (863,000)             (1,065,000)               (747,000)
                                                             -----------------------------------------------------------
Income Before Income Taxes                                   $ 1,905,000             $ 4,622,000             $ 4,523,000
                                                             ===========================================================

                                                                              Depreciation
                                                       Identifiable                 and                      Capital
                                                         Assets                Amortization              Expenditures

                                                     ----------------------------------------------------------------
1999
  Livestock                                          $27,661,000               $  676,000                 $   603,000
  Farming                                             13,574,000                  811,000                   2,086,000
  Resource Management                                  1,492,000                  161,000                      98,000
  Real Estate                                         30,483,000                  745,000                  22,624,000
  Corporate                                           18,309,000                  101,000                     267,000
                                                     ----------------------------------------------------------------
Total                                                $91,519,000               $2,494,000                 $25,678,000
                                                     ================================================================

1998
  Livestock                                          $29,101,000               $  602,000                 $   572,000
  Farming                                             12,890,000                  780,000                   1,962,000
  Resource Management                                  1,338,000                  148,000                     198,000
  Real Estate                                          8,726,000                  380,000                   4,895,000
  Corporate                                           20,959,000                   88,000                      73,000
                                                     ----------------------------------------------------------------
Total                                                $73,014,000               $1,998,000                 $ 7,700,000
                                                     ================================================================

1997
  Livestock                                          $24,215,000               $  588,000                 $ 4,109,000
  Farming                                             10,176,000                  737,000                   1,287,000
  Resource Management                                    363,000                   21,000                      25,000
  Real Estate                                          5,933,000                  328,000                   1,571,000
  Corporate                                           23,006,000                   55,000                      84,000
                                                     ----------------------------------------------------------------
Total                                                $63,693,000               $1,729,000                 $ 7,076,000
                                                     ================================================================

Segment profits are total revenues less operating expenses, excluding interest and corporate expenses. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, refundable and deferred income taxes, land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of Registrant, is stated on the basis (presumed to be at cost) carried by Registrant's predecessor.

13.  UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):

                                                                            Income (Loss)                 Earnings (Loss)
                                                      Segment            Before Cumulative         Per Share Before Cumulative
                                     Total          ------------        Effect of Accounting       Effect of Accounting Change
                                    Revenue(2)        Profit                  Change                           (4)
                                                      (Loss)
                          ----------------------------------------------------------------------------------------------------
1999
  First quarter (3)              $12,177           $1,305                     $  369                           $ 0.03
  Second quarter                   5,698              (59)                      (575)                           (0.05)
  Third quarter                   15,470            2,797                        806                             0.06
  Fourth quarter                  22,571            1,284                        581                             0.05
                          ----------------------------------------------------------------------------------------------------
                                 $55,916           $5,327                     $1,181                           $ 0.09
                          ====================================================================================================
1998
  First quarter                  $ 8,244           $ (789)                    $ (781)                          $(0.06)
  Second quarter                   6,564             (791)                      (943)                           (0.08)
  Third quarter                   14,659            3,871                      1,986                             0.16
  Fourth quarter (5)              18,621            4,976                      2,747                             0.22
                         -----------------------------------------------------------------------------------------------------
                                 $48,088           $7,267                     $3,009                           $ 0.24
                         =====================================================================================================

(1)  Includes interest income.

(2) Revenues in the second and third quarters of 1999 were restated by $1,014,000 and $3,692,000, respectively, to conform to 1999 fourth quarter presentation. Revenues during the first, second, third, and fourth quarters of 1998 were restated by $77,000, $1,017,000, $2,044,000, and
     $1,656,000, respectively, to conform to current year presentation.

(3) Includes receipt of one time payment of $1,750,000 ($1,085,000 net of tax or $.09 per share) from a fiber optic easement sale.

(4)  Earnings per share on a diluted basis.

(5) Includes receipt of one time payment of $4,250,000 ($2,569,000 net of tax or $.20 per share) from the sale of non-strategic land.

14.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Registrant is as a member in a limited liability company, Petro Travel Plaza, LLC, in which it has an ownership interest of 60%. Registrant accounts for its investment in Petro Travel Plaza using the equity method of accounting. Petro Travel Plaza owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. Registrant's investment deficit in its unconsolidated joint venture is $889,000 at December 31, 1999, which is included in other assets in the accompanying consolidated balance sheets. The net loss in earnings of its unconsolidated joint venture is $889,000, which is included in Real Estate operations in the accompanying consolidated statements of income for the year ended December 31, 1999.

Condensed financial information of registrant's unconsolidated joint venture as of and for the year ended December 31, 1999 is as follows (in thousands):

                          Condensed Combined Income Statement Information
Net Sales                                                   $13,647
                                                            -------
Net Loss                                                     (1,482)
Partner's Share of net loss                                    (593)
                                                            -------
Equity in loss of unconsolidated joint venture              $  (889)
                                                            =======



                            Condensed Combined Balance Sheet Information
---------------------------------------------------------------------------------------------------
Current Assets                                             $  1,495
Property and equipment, net                                  17,237
Long-term Debt                                              (13,000)
Other Liabilities                                              (706)
                                                           --------
Net Assets                                                 $  5,026
                                                           ========