Form 10-Q
period 2000-03-31
TEJON RANCH CO
filed 2000-05-15
CIK 96869

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000
                                               -------------------

                                      OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from ____________ to ______________

                For Quarter Ended                       Commission File Number

                 March 31, 2000                                 1-7183
                ----------------                        ------------------------

                                TEJON RANCH CO.
     --------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                   77-0196136
---------------------------               ----------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1000, Lebec, California                          93243
----------------------------------------                ----------
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

Yes  X     No____
    ---

Total Shares of Common Stock issued and outstanding on March 31, 2000, were 12,697,179.

                                TEJON RANCH CO.

                                     INDEX

                                                                  Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Condensed Statements of              1
          Operations for the Three Months
          Ended March 31, 2000 and March 31, 1999

          Unaudited Consolidated Condensed Balance Sheets             2
          As of December 31, 1999 and March 31, 2000

          Unaudited Consolidated Condensed Statements of              3
          Cash Flows for the Three Months Ended
          March 31, 2000 and 1999

          Consolidated Condensed Statements of Stockholders'          4
          Equity

          Notes to Unaudited Consolidated Financial                   5
          Statements

Item 2.   Management's Discussion and Analysis of                     9
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 5.   Other Information                                          15

Item 6.   Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                           17

                         PART I FINANCIAL INFORMATION

                       TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                             Three Months Ended
                                                   March 31
                                        ------------------------------
                                          2000                  1999
                                        --------              --------
Revenues:
  Livestock                             $  7,790              $  9,407
  Farming                                    170                   276
  Real Estate                              1,046                 2,343
  Interest Income                            158                   151
                                        --------              --------
                                           9,164                12,177

Costs and Expenses:
  Livestock                                7,209                 9,345
  Farming                                    427                   365
  Real Estate                              1,231                 1,011
  Corporate Expense                          760                   706
  Interest Expense                           458                   155
                                        --------              --------
                                          10,085                11,582
                                        --------              --------

Operating Income (Loss)                     (921)                  595

Provision for Income Tax                    (350)                  226
                                        --------              --------
Net Income (Loss)                       $   (571)             $    369
                                        ========              ========

Net Income (Loss) Per Share, basic      $  (0.04)             $   0.03
Net Income (Loss) Per Share, diluted    $  (0.04)             $   0.03

See Notes to Consolidated Condensed Financial Statements.

                       TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (In Thousands)

                                                 March 31, 2000            December 31, 1999*
                                                ---------------           -------------------
ASSETS                                             (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                        $     953                $     423
    Marketable Securities                               10,342                    9,942
    Accounts & Notes Receivable                          4,139                    5,019
    Inventories:
      Cattle                                            24,785                   21,172
      Farming                                            2,369                    1,077
      Other                                                417                      559
    Prepaid Expenses and Other                           1,846                    1,101
                                                     ---------                ---------
    Total Current Assets                                44,851                   39,293
PROPERTY AND EQUIPMENT - NET                            54,333                   50,737
OTHER ASSETS                                             1,594                    1,489
                                                     ---------                ---------
TOTAL ASSETS                                           100,778                   91,519
                                                     =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade Accounts Payable                           $   2,510                $   3,315
    Other Accrued Liabilities                              153                       97
    Short-term Borrowings                               22,624                   19,486
    Other Current Liabilities                               89                      117
                                                     ---------                ---------
    Total Current Liabilities                           25,376                   23,015
LONG-TERM DEBT                                          27,797                   20,606
DEFERRED INCOME TAXES                                    5,004                    4,738
                                                     ---------                ---------
    Total Liabilities                                   58,177                   48,359

STOCKHOLDERS' EQUITY
    Common Stock                                         6,349                    6,349
    Additional Paid-In Capital                             379                      379
    Retained Earnings                                   36,130                   36,701
    Accumulated Other Comprehensive Income                (257)                    (269)
                                                     ---------                ---------
    Total Stockholders' Equity                          42,601                   43,160
                                                     ---------                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 100,778                $  91,519
                                                     =========                =========

See Notes to Consolidated Condensed Financial Statements.

* The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                       TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                (In Thousands)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                   ------------------------------
                                                                     2000                 1999
                                                                   --------             ---------
OPERATING ACTIVITIES
  Net Income (Loss)                                                 $  (571)             $    369
  Items Not Affecting Cash:
     Depreciation and Amortization                                      571                   542
     Deferred Income Taxes                                              259                   (64)
     Equity in loss from unconsolidated joint venture                 1,050                    --
  Changes in Operating Assets and Liabilities:
     Receivables, Inventories and other Assets, Net                  (5,544)                1,171
     Current liabilities, Net                                          (777)                1,089
                                                                   --------             ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                               (5,012)                3,107

INVESTING ACTIVITIES
  Cash in Escrow                                                        ---                 4,200
  Maturities and Sales of Marketable Securities                         325                 2,709
  Funds Invested in Marketable Securities                              (706)               (1,158)
  Property and Equipment Expenditures                                (4,167)              (12,063)
  Change in Breeding Herds                                             (239)                 (260)
  Other                                                                 ---                   (21)
                                                                   --------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                (4,787)               (6,593)
                                                                   --------             ---------

FINANCING ACTIVITIES
  Proceeds From Revolving Line of Credit                             11,628                 5,698
  Payments of Revolving Line of Credit                               (6,866)               (7,502)
  Borrowing of Long-term Debt                                         7,191                 4,800
  Payments of Long-term Debt                                         (1,624)                  ---
                                                                   --------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            10,329                 2,996
                                                                   --------             ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        530                  (490)
Cash and Cash Equivalents at Beginning of Year                          423                   743
                                                                   --------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   953              $    253
                                                                   ========             =========

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                                                                             Accumulated
                                                         Additional             Other
                                           Common         Paid-In           Comprehensive  Retained
                                            Stock         Capital              Income      Earnings       Total
----------------------------------------------------------------------------------------------------------------
Balance January 1, 1999                    $6,346          $382                $(179)      $36,156       $42,705
Net Income                                    ---           ---                  ---         1,181         1,181
Defined Benefit Plan
   Funding Adjustments,
   Net of taxes of $133,000                   ---           ---                  216           ---           216
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes
      of $205,000                             ---           ---                 (306)          ---          (306)
                                                                                                         -------
Comprehensive Income                          ---           ---                  ---           ---         1,091
                                                                                                         -------
Exercise of Stock Options                       3            (3)                 ---           ---           ---
Cash Dividends Paid -
   $.05 per share                             ---           ---                  ---          (636)         (636)
                                          ----------------------------------------------------------------------

Balance, December 31, 1999                 $6,349          $379                $(269)      $36,701       $43,160
Net Loss                                                                                      (571)         (571)
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes of $7,000                                             12                          12
                                                                                                         -------
Comprehensive Income                                                                                        (559)
                                          ----------------------------------------------------------------------
Balance, March 31, 2000                    $6,349          $379                $(257)      $36,130       $42,601
                                          ======================================================================

                       TEJON RANCH CO. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
            -------------------------------------------------------
                                  (Unaudited)

March 31, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

The summarized information furnished by Registrant pursuant to the instructions to part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of Registrant's management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

Certain amounts in the 1999 quarterly financial statements have been reclassified to conform to the current year presentation.

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of Registrant's agricultural activities. Historically, the largest percentages of revenues are recognized during the third and fourth quarters.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - NET INCOME PER SHARE
-----------------------------

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the year, which at March 31, 2000 was 12,697,179 and at March 31, 1999 was 12,691,253. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding, and the weighted average number of shares outstanding assuming the issuance of common stock for stock options using the treasury stock method (12,790,043 at March 31, 2000 and 12,712,655 at March 31, 1999). The weighted average of dilutive stock options were 92,864 in 2000 and 21,402 in 1999.

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

The following is a summary of available-for-sale securities at December 31, 1999 and March 31, 2000:

                                                            March 31, 2000             December 31, 1999
                                                   -------------------------------------------------------
                                                                     Estimated                   Estimated
                                                        Cost        Fair Value         Cost     Fair Value
                                                   -------------------------------------------------------
Marketable Securities:
(in thousands)
       U.S. Treasury and agency notes               $  5,289        $  4,955        $  5,191      $ 4,824
       Corporate notes                                 5,484           5,387           5,201        5,118
                                                   ------------------------------------------------------
                                                    $ 10,773        $ 10,342        $ 10,392      $ 9,942
                                                   ======================================================

As of March 31, 2000, the fair value adjustment is a $19,000 unrealized gain. The fair value adjustment to stockholders' equity for the first quarter of 2000, net of a deferred tax of $7,000, is an unrealized gain of $12,000. The cumulative fair value adjustment in stockholder's equity, net of deferred taxes, is a $257,000 unrealized loss. Registrant's gross unrealized holding losses equal $431,000. On March 31, 2000, the average maturity of U.S. Treasury and agency securities was 2.8 years and corporate notes was two years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

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


NOTE D - COMMODITY CONTRACTS USED TO HEDGE PRICE FLUCTUATIONS
-------------------------------------------------------------

Registrant uses commodity derivatives to manage its exposure to price fluctuations on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and protect Registrant against a disastrous cattle market decline or feed cost increase. To help achieve this objective Registrant used both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date.

Registrant continually monitors any open futures and options contracts to determine the appropriate risk exposure based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with hedging for Registrant is that hedging limits or caps the potential profits if cattle or feed prices begin to increase dramatically or can add additional costs if cattle or grain prices fall dramatically.

Realized gains, losses, and costs associated with both open and closed contracts are recognized in costs of sales expense. At March 31, 2000 there were $128,000 of gains associated with futures and option contracts included in cost of sales.

The following table identifies the cattle futures contract amounts outstanding at March 31, 2000 (in thousands, except number of contracts):


                                                                        Original         Estimated
                                                             No.   Contract/Cost        Fair Value
 Cattle Future / Option Description                    Contracts   (Bought) Sold     (Bought) Sold
---------------------------------------------------------------------------------------------------
 Corn futures bought, 50,000 lbs. per contract              250        $ (2,983)          $ 3,073

 Corn options sold, 40,000 lbs. per contract                 50        $      8                (8)

 Corn options bought, 40,000 lbs. per contract              100        $    (21)          $    20

 Cattle futures bought, 40,000 lbs. per contract            210          (5,917)            5,855

 Cattle options sold, 40,000 lbs. per contract              110              22               (21)

 Cattle options bought, 40,000 lbs. per contract            110             (29)               22


The March31, 2000 futures contracts and options expire between April 2000 and December 2000. Estimated fair value at settlement is based upon quoted market prices at March 31, 2000.


NOTE E - CONTINGENCIES
----------------------

At March 3, 2000, Registrant was guaranteeing the repayment of $13.8 million of debt of the Petro Travel Plaza L.L.C. Total debt at Petro Travel Plaza L.L.C. is $13.0 million and is related to the construction of the travel plaza. Registrant does not expect the guarantee to ever be used due to the cash flow provided by the operations of the Petro Travel Plaza, L.L.C.

Registrant leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and Registrant have been ordered to cleanup or abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be leaking into a local creek. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. The order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. Under the orders, Registrant is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so, although the relative priority of Lafarge and

Registrant is being reconsidered by the Board in May 2000. Under the lease agreements with National and Lafarge, each of the companies is required to indemnify Registrant for its designated portion of any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and Lafarge, Registrant believes that a material effect on the company is remote at this time.

For further discussion refer to Registrant's 1999 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no significant changes since the filing of the 1999 Form 10-K.


NOTE F - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
----------------------------------------------------

Registrant is as a member in a limited liability company, Petro Travel Plaza, LLC, in which it has an ownership interest of 60%. Registrant accounts for its investment in Petro Travel Plaza using the equity method of accounting. Petro Travel Plaza owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. Registrant's investment deficit in its unconsolidated joint venture is $1,050,000 at March 31, 2000, which is included in other assets in the accompanying consolidated balance sheets. The net loss in earnings of its unconsolidated joint venture is $161,000, which is included in Real Estate operations in the accompanying consolidated statements of income for the quarter ended March 31, 2000.

Condensed financial information of Registrant's unconsolidated joint venture as of and for the year ended March 31, 2000 is as follows (in thousands):

                Condensed Combined Income Statement Information

     Net Sales                                             $7,405
                                                           ------
     Net Loss                                                (268)
     Partner's Share of net loss                             (107)
                                                           ------
     Equity in loss of unconsolidated joint venture        $ (161)
                                                           ======

                 Condensed Combined Balance Sheet Information
     -------------------------------------------------------------
     Current Assets                                      $  1,727
     Property and equipment, net                           17,041
     Long-term Debt                                       (13,000)
     Other Liabilities                                     (1,010)
                                                         --------
     Net Assets                                          $  4,758
                                                         ========


NOTE G - PAYMENT OF DIVIDEND
----------------------------

On May 2, 2000, the Board of Directors voted to eliminate Registrant's annual dividend of $0.05 per share. The dividend was eliminated in order to reinvest all internally generated cash flow to support Registrant's growth.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------

Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the narratives on the preceding pages of this report, Registrant has made forward-looking statements regarding future developments in the cattle industry, in Registrant's strategic alliances and the almond industry, future yields, and prices, future development of Registrant's property, future revenue and income of Registrant's jointly-owned travel plaza, potential losses to Registrant as a result of pending environmental proceedings and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and Registrant's own outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather, market and economic forces) and, with respect to Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Results on Operations
---------------------

Total revenues, including interest income for the first quarter of 2000 were $9,164,000 compared to $12,177,000 for the first quarter of 1999. The decline in revenues during the first quarter of 2000 is primarily attributable to decreases in livestock division revenues of $1,617,000 and real estate division revenues of $1,297,000. The decrease in real estate revenues when compared to 1999 is primarily due to the sale of a fiber optic communications easement for $1,750,000 that occurred in the first quarter of 1999. The decrease in real estate revenues was partially offset by payments received from Enron in the first quarter of 2000 totaling $300,000 related to an option to lease which did not become effective until the second quarter of 1999. Additionally, there was an increase in leasing income of $236,000 derived from the three industrial and commercial buildings purchased during the second quarter of 1999. When compared to the same period in 1999, livestock division revenues declined due to decreases in livestock sales of $2,094,000, which were partially offset by improved feedlot sales due to higher occupancy totals during the first quarter of 2000. Livestock sales decreased due to 1,200 fewer head of cattle being sold during the first quarter of 2000 when compared to the same period of 1999. This decrease was primarily related to the timing of the sale of cattle in 2000.

Operating activities during the first quarter of 2000 resulted in a net loss of $571,000, or $0.04 per share diluted, compared to a net income of $369,000, or $0.03 per share diluted, for the same period of 1999. The decrease in earnings when compared to 1999 is primarily attributable to the decrease in revenues described above. In addition to decreases in revenues, there were higher real estate division costs and interest expense in the first quarter of 2000 when compared to the same period of 1999. Partially offsetting these unfavorable variances was an increase in profit margins on cattle sold of approximately $500,000 due to improved cattle prices and lower costs of sales. The increase in real estate costs was primarily related to higher staffing costs that are directly related to the increased real estate development activities of Registrant. Depreciation expense increased due to increased development activities and the purchase of the industrial and commercial buildings discussed above.

Registrant believes that overall for 2000, cattle prices should improve due to the increases in demand for product and to increased export demand because of the improving economies in Asia. Although cattle sales are lower for the first quarter of 2000 when compared to 1999, net margins on 2000 cattle sales increased approximately 22% over 1999. The higher margin is the result of selling cattle raised on Registrant's property, which have lower costs than purchased cattle. It is early in the year for Registrant to make accurate production estimates for its grapes and nuts, however, California statewide estimates are for almonds to have lower production than the prior year due to storms and cold weather during the bloom period. This potential reduction in the almond crop could improve prices for the 2000 almond crop. It is also being estimated that grape production will be equal to or greater than 1999. This level of production could put additional pricing pressure on grapes during 2000.

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

Liquidity and Capital Resources
-------------------------------

Registrant's cash, cash equivalents and short-term investments totaled approximately $11,295,000 at March 31, 2000, compared to $10,365,000 at December 31, 1999, an increase of 9%. Working capital as of March 31, 2000 was $19,475,000 compared to $16,278,000 on December 31, 1999. The increase in working capital during the first quarter of 2000 is due primarily to the growth of cattle and farming inventories that were partially funded by an increase in the use of short-term debt financing.

Registrant has a revolving line of credit of $25,000,000 that as of March 31, 2000 had a balance outstanding of $17,004,000 bearing interest at the rate of 8.50%, which floats with changes in the lending bank's prime interest rate. At Registrant's option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .50% less than the bank's prime lending rate. Registrant's feedlot also has a short-term revolving line of credit for the feedlot with a local bank for $6,800,000 with an outstanding balance at March 31, 2000 of $4,598,000 with an interest rate approximating the bank's prime lending rate of 8.00%, which floats with changes in the lending bank's prime interest rate. The revolving lines of credit are used as a short-term cash management tool and for the financing of customer cattle and feed receivables at the feedlot, respectively. The use of short-term credit has grown due to increases in inventories because of the growth of the Registrant's core business lines and to the funding of infrastructure construction costs on a short-term basis until longer term sources of debt are used. Registrant's use of long-term debt funding sources also increased due to financing land improvements and infrastructure with term financing as opposed to using short-term lines of credit. This allows for better matching of assets to the liabilities funding those assets.

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

Financial Market Risks
----------------------

Registrant's exposure to financial market risks, includes changes to interest rates and credit risk related to marketable securities, interest rate related to its own outstanding indebtedness and trade receivables.

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

The following table provides information about Registrant's financial instruments that are sensitive to changes in interest rates. The tables presents Registrant's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates as of March 31, 2000 and December 31, 1999.

               Interest Rate Sensitivity Financial Market Risks
                     Principal Amount by Expected Maturity
                               At March 31, 2000
                            (Dollars in thousands)

                    -----------------------------------------------------------------------------------------------------
                                                                                                                     Fair
                                                                                           There                    Value
                            2000         2001         2002        2003        2004        -after       Total      3/31/00
-------------------------------------------------------------------------------------------------------------------------
Assets:
   Marketable
     Securities            3,032        2,463        1,786       2,830         660           ---      10,771       10,342
   Weighted Average
     Interest Rate          6.31%        5.66%        6.00%       5.97%       6.83%                     6.06%
Liabilities:
   Short-term Debt        21,602          ---          ---         ---         ---           ---      21,602       21,602
   Weighted Average
     Interest Rate          8.43%         ---          ---         ---         ---           ---        8.43%
   Long-term Debt          1,022        1,793        1,797       2,675       9,803        11,729      28,819       28,819
   Weighted Average
     Interest Rate          8.26%        8.26%        8.26%       8.26%       8.21%         7.91%       8.16%
                    =====================================================================================================


               Interest Rate Sensitivity Financial Market Risks
                     Principal Amount by Expected Maturity
                             At December 31, 1999
                            (Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                          There-                    Value
                            2000         2001         2002        2003        2004         after       Total     12/31/99
-------------------------------------------------------------------------------------------------------------------------
Assets:
  Marketable
   Securities            $ 3,303       $2,477       $1,915      $2,351      $  346           ---     $10,392    $   9,942
  Weighted Average
     Interest Rate          6.31%        5.66%        6.49%       6.13%       6.70%                     6.16%

Liabilities
  Short-term Debt        $18,447          ---          ---         ---         ---           ---     $18,447    $  18,447
  Weighted Average
     Interest Rate          8.00%         ---          ---         ---         ---           ---        8.00%

  Long-term Debt         $ 1,039       $1,793       $1,797      $2,675      $9,803       $ 4,538     $21,645    $  21,645
  Weighted Average
      Interest Rate         7.96%        7.96%        7.96%       7.96%       7.91%         7.61%       7.86%
                        =================================================================================================

In comparison to the prior year Registrant's risk in regards to fluctuations in interest rates has increased overall due to the growth in the use of short-term lines of credit that fluctuate with the bank's prime lending rate.

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

Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allow Registrant to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. See Note D, Commodity Contracts Used to Manage Risk. Gains on future contracts and options as of March 31, 2000 were $128,000 as compared to losses on future contracts and options as of December 31, 1999 of $256,000. The gain thus far in 2000 is due to favorable pricing trends related to feed costs.

Inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. See table below for contracts outstanding at quarter-end. Registrant is at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At March 31, 2000 approximately 50% of the cattle held in inventory or 26,657 head of cattle were not protected by futures and options for price movement. This compares to 20,506 head of cattle at March 31, 1999. The 2000 number of head of cattle equates to approximately 29.3 million pounds of beef. For each $.01 per pound change in price, Registrant has a potential exposure of $293,000 in future value. Although the prices at which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.72 per pound and the current market price is $.71 per pound.

With respect to accounts receivable, the amount at risk relates to almonds and pistachios. These receivables are recorded at estimates of the prices that ultimately will be received for the crops. The final price will not be known until the third or fourth quarter of 2000. Of the accounts receivable outstanding at March 31, 2000, only $890,000 is at risk to changing prices. Of the amount at risk to changing prices, $452,000 is attributable to almonds, $142,000 to pistachios, $208,000 to walnuts, and $88,000 to grapes. The comparable amounts of accounts receivable at December 31, 1999 were $661,000 attributable to almonds, $430,000 to pistachios, $285,000 to walnuts, and $424,000 to grapes. The price estimated for recording accounts receivable at March 31, 2000 was $.89 per pound for almonds. For every $.01 change in the price of almonds Registrant's receivable for almonds increases or decreases by $24,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.32 to $2.26. With respect to pistachios, the price estimated for recording the receivable was $1.35 per pound, each $.01 change in the price increases or decreased the receivable by $6,000 and the range of final prices over the last three years has been $.92 to $1.17.

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

The following tables identify the future contract amounts and options contract costs outstanding at March 31, 2000 and December 1999.


                                                                              Original           Estimated
                                                              No.        Contract/Cost          Fair Value
Cattle Future / Option Description                      Contracts        (Bought) Sold       (Bought) Sold
-----------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract              250              $(2,983)              $3,073

Corn options sold, 40,000 lbs. per contract                 50              $     8                   (8)

Corn options bought, 40,000 lbs. per contract              100              $   (21)              $   20

Cattle futures bought, 40,000 lbs. per contract            210               (5,917)               5,855

Cattle options sold, 40,000 lbs. per contract              110                   22                  (21)

Cattle options bought, 40,000 lbs. per contract            110                  (29)                  22

                                                                                Original             Estimated
December 31, 1999                                              No.         Contract/Cost            Fair Value
Commodity Future / Option Description                    Contracts         (Bought) Sold         (Bought) Sold
---------------------------------------------------------------------------------------------------------------
Cattle futures sold 40,000 lbs. per contract                142                 $ 3,897               $(3,985)

Cattle futures bought 50,000 lbs. per contract              280                 $(3,035)              $ 2,960

Cattle options bought, 40,000 lbs. per contract              50                 $   (20)              $     8

Cattle options sold 40,000 lbs. per contract                 50                 $    20               $   (18)

The March 31, 2000 futures contracts and options expire between April 2000 and December 2000. Estimated fair value at settlement is based upon quoted market prices at March 31, 2000.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The response to this Item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

Not applicable.


Item 2. Changes in Securities
-----------------------------

Not applicable.


Item 3. Defaults Upon Senior Securities
---------------------------------------

Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.


Item 5. Other Information
-------------------------

Not applicable.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits -

      3.1      Restated Certificate of Incorporation       *
      3.2      Bylaws                                      **
     27.1      Financial Data Schedule (Edgar),
                  March 31, 2000


(b)  Reports - on Form 8-K

     None.

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



                                                TEJON RANCH CO.
                                                -------------------------
                                                (Registrant)




May 12, 2000                                    BY /s/ Allen E. Lyda
------------------                                 ----------------------
DATE                                               Allen E. Lyda
                                                   Vice President, Chief
                                                    Financial Officer