Form 10-Q
period 2000-06-30
TEJON RANCH CO
filed 2000-08-14
CIK 96869

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    June 30, 2000
                                         ----------------

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ___________ to ___________

          For Quarter Ended                     Commission File Number
            June 30, 2000                               1-7183
            -------------                               ------

                                TEJON RANCH CO.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Delaware                                         77-0196136
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1000, Lebec, California                                        93243
---------------------------------------                                 -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code...(661) 248-3000
                                                      -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Total Shares of Common Stock issued and outstanding on June 30, 2000, were 12,706,236.

                                TEJON RANCH CO.

                                     INDEX


                                                                 Page No.
PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements

              Unaudited Consolidated Condensed Statements of        1
              Operations for the Three Months and Six Months
              Ended June 30, 2000 and 1999

              Unaudited Consolidated Condensed Balance Sheets       2
              As of June 30, 2000 and December 31, 1999

              Unaudited Consolidated Condensed Statements of        3
              Cash Flows for the Six Months Ended
              June 30, 2000 and 1999

              Consolidated Condensed Statements of Stockholders'    4
              Equity

              Notes to Consolidated Condensed Financial             5
              Statements (unaudited)

Item 2.       Management's Discussion and Analysis of              11
              Financial Condition and Results of Operations

PART II.      OTHER INFORMATION

Item 5.       Other Information                                    18

Item 6.       Exhibits and Reports on Form 8-K                     18

SIGNATURES                                                         19

                         PART I - FINANCIAL INFORMATION

                        TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                 Three Months Ended                            Six Months Ended
                                                       June 30                                      June 30
                                      -----------------------------------------------------------------------------------
                                             2000                  1999                   2000                 1999
                                      -----------------      ----------------       ----------------      ---------------
Revenues:
          Livestock                          $14,398                $4,840                $22,188              $13,233
          Farming                                235                     7                    405                  283
          Real Estate                          1,352                 1,685                  2,398                4,028
          Interest Income                        154                   180                    312                  331
                                      --------------      ----------------       ----------------      ---------------
                                              16,139                 6,712                 25,303               17,875

Costs and Expenses:
          Livestock                           13,097                 4,714                 20,306               12,917
          Farming                                612                   335                  1,039                  700
          Real Estate                          1,203                 1,542                  2,434                2,680
          Corporate Expense                      749                   782                  1,509                1,488
          Interest Expense                       825                   266                  1,283                  421
                                      --------------      ----------------       ----------------      ---------------
                                              16,486                 7,639                 26,571               18,206
                                      --------------      ----------------       ----------------      ---------------

Operating Loss                                  (347)                 (927)                (1,268)                (331)

Provision for Income Tax                        (132)                 (352)                  (482)                (125)
                                      --------------      ----------------       ----------------      ---------------
Net Loss                                     $  (215)               $ (575)               $  (786)             $  (206)
                                      ==============      ================       ================      ===============

Net Loss Per Share, basic                    $ (0.02)               $(0.05)               $ (0.06)             $ (0.02)
Net Loss Per Share, diluted                  $ (0.02)               $(0.05)               $ (0.06)             $ (0.02)

Cash Dividends Paid                          $   ---                $0.025                $   ---              $ 0.025

See Notes to Unaudited Consolidated Condensed Financial Statements.

                        TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                 (In Thousands)

                                                             June 30, 2000               December 31, 1999*
                                                     -------------------------      -------------------------
ASSETS                                                        (Unaudited)
CURRENT ASSETS
            Cash and Cash Equivalents                           $   520                        $   423
            Marketable Securities                                10,247                          9,942
            Accounts & Notes Receivable                           4,335                          5,019
            Inventories:
              Cattle                                             24,652                         21,172
              Farming                                             3,429                          1,077
              Other                                                 380                            559
            Prepaid Expenses and Other                            1,693                          1,101
                                                     ------------------               ----------------
            Total Current Assets                                 45,256                         39,293
PROPERTY AND EQUIPMENT - NET                                     47,568                         50,737
OTHER ASSETS                                                      2,772                          1,489
                                                     ------------------               ----------------
TOTAL ASSETS                                                    $95,596                        $91,519
                                                     ==================               ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
            Trade Accounts Payable                              $ 1,359                        $ 3,315
            Other Accrued Liabilities                               142                            214
            Short-term Borrowings                                21,874                         19,486
                                                     ------------------               ----------------
            Total Current Liabilities                            23,375                         23,015
LONG-TERM DEBT                                                   24,331                         20,606
DEFERRED INCOME TAXES                                             5,031                          4,738
                                                     ------------------               ----------------
            Total Liabilities                                    52,737                         48,359

MINORITY INTEREST IN CONSOLIDATED
JOINT VENTURE                                                       300                            ---

STOCKHOLDERS' EQUITY
            Common Stock                                          6,354                          6,349
            Additional Paid-In Capital                              589                            379
            Deferred Compensation                                  (129)                           ---
            Retained Earnings                                    35,915                         36,701
            Accumulated Other Comprehensive Income                 (170)                          (269)
                                                     ------------------               ----------------
            Total Stockholders' Equity                           42,559                         43,160
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                         $95,596                        $91,519
                                                     ==================               ================

See Notes to Unaudited Consolidated Condensed Financial Statements.

* The Consolidated Condensed Balance Sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                        TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 (In Thousands)
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30
                                                                          --------------------------------------------
                                                                                   2000                    1999
                                                                          --------------------       -----------------
OPERATING ACTIVITIES
   Net Loss                                                                           $   (786)               $   (206)
   Items Not Affecting Cash:
      Depreciation and Amortization                                                      1,227                   1,185
      Deferred Income Taxes                                                                337                    (164)
      Equity in Net Income from Unconsolidated Joint Venture                               131                     ---
   Changes in Operating Assets and Liabilities:
   Receivables, Inventories and other Assets, Net                                       (5,070)                 (3,402)
   Current liabilities, Net                                                             (2,028)                  2,170
                                                                           --------------------       -----------------
                                                                                        (6,189)                   (417)
NET CASH USED IN
   OPERATING ACTIVITIES

INVESTING ACTIVITIES
   Cash in Escrow                                                                          ---                   4,200
   Maturities of Marketable Securities                                                   1,599                   6,190
   Funds Invested in Marketable Securities                                              (2,012)                 (4,614)
   Property and Equipment Expenditures                                                  (6,368)                (18,400)
   Property and Equipment Disposals                                                        331                     ---
   Bond Reimbursement from Community Facilities District                                 8,065                     ---
   Change in Breeding Herds                                                               (136)                   (260)
   Investment in Unconsolidated Joint Venture                                           (1,606)                    ---
   Other                                                                                   ---                     345
                                                                          --------------------       -----------------
NET CASH PROVIDED BY
   (USED IN) INVESTING ACTIVITIES                                                         (127)                (12,539)
                                                                          --------------------       -----------------

FINANCING ACTIVITIES
   Proceeds From Revolving Line of Credit                                               30,015                  22,483
   Payments of Revolving Line of Credit                                                (26,208)                (14,336)
   Borrowing of Long-term Debt                                                           4,181                   4,800
   Payments of Long-term Debt                                                           (1,875)                    (74)
   Cash contribution from Investor in consolidated
      Joint Venture                                                                        300                     ---
   Cash Dividends Paid                                                                     ---                    (317)
                                                                          --------------------       -----------------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                                                  6,413                  12,556
                                                                          --------------------       -----------------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                                     97                    (400)
Cash and Cash Equivalents at Beginning of Period                                           423                     743
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    520                $    343
                                                                          ====================       =================

See Notes to Unaudited Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                                  (Unaudited)

                                                                                                Accumulated
                                                  Additional                                       Other
                                        Common      Paid-In     Retaind        Deferred       Comprehensive
                                         Stock      Capital     Earnings      Compensation        Income         Total
------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999               $6,346         $382     $36,156       $    -             $(179)    $42,705
Net Income                                  ---          ---       1,181       $    -               ---       1,181
Defined Benefit Plan
   Funding Adjustments,
   Net of taxes of $133                     ---          ---         ---            -               216         216
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes
      of $205                               ---          ---         ---            -              (306)       (306)
                                                                                                              -----
Comprehensive Income                                                                -                         1,091
                                                                                                              =====
Exercise of Stock Options                     3           (3)        ---                            ---         ---
Cash Dividends Paid -
   $.05 per share                           ---          ---        (636)           -               ---        (636)
                                     ------------------------------------------------------------------------------

Balance at December 31, 1999             $6,349         $379     $36,701            -             $(269)    $43,160
Net Loss                                    ---          ---        (786)           -               ---        (786)
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes of $44          ---          ---         ---            -               (64)        (64)
Interest Rate Swap Adjustment               ---          ---         ---            -               163         163
                                                                                                              -----
Comprehensive Loss                                                                  -                          (687)
                                                                                                              =====

Restricted Stock Issuance                     5          210         ---           (215)            ---
Amortization of deferred compensation       ---          ---         ---             86             ---          86
                                     ----------------------------------------------------- ----------------------------
Balance at June 30, 2000                 $6,354         $589     $35,915       $    129            $(170)   $42,688
                                     =================================================================================

See Notes to Unaudited Consolidated Condensed Financial Statements.

                        TEJON RANCH CO. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         --------------------------------------------------------------



                                 June 30, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

The summarized information furnished by Registrant pursuant to the instructions to part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of Registrant's management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

Certain amounts in the prior 2000 quarterly financial statements have been reclassified to conform to the current year presentation.

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


NOTE B - NET LOSS PER SHARE
---------------------------

Basic net loss per share is based upon the weighted average number of shares of common stock outstanding during the year, which at June 30, 2000 was 12,706,236 and at June 30, 1999 was 12,691,253. Diluted net loss per share is based upon the weighted average number of shares of common stock outstanding during the year, assuming the issuance of common stock for stock options using the treasury stock method. Basic and diluted common shares outstanding are the same for the periods shown because the calculation for determining diluted common shares outstanding resulted in antidilution.


NOTE C - MARKETABLE SECURITIES
------------------------------

Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that an enterprise classify all debt and equity securities as either held-to-maturity, trading, or available-for-sale. Registrant has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at June 30, 2000 and December 31, 1999:

                                                        June 30, 2000                   December 31, 1999
                                            --------------------------------------------------------------------
                                                                  Estimated                         Estimated
                                                    Cost          Fair Value          Cost          Fair Value
                                            --------------------------------------------------------------------
Marketable Securities:
(in thousands)
   U.S. Treasury and agency notes                 $ 5,875          $ 5,400          $ 5,191           $4,824
   Corporate notes                                  4,930            4,847            5,201            5,118
                                            --------------------------------------------------------------------
                                                  $10,805          $10,247          $10,392           $9,942
                                            ====================================================================


As of June 30, 2000, the cumulative fair value adjustment to stockholders' equity is an unrealized loss of $333,000, net of a tax benefit of $225,000. The Company's gross unrealized holding gains equal $3,000, while gross unrealized holding losses equal $561,000. On June 30, 2000, the average maturity of U.S. Treasury and agency securities was 3.2 years and corporate notes was two years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

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

Realized gains, losses, and costs associated with both open and closed contracts are recognized in costs of sales expense. During the six months ended June 30, 2000 there were $92,000 of gains associated with futures and option contracts included in cost of sales.

The following table identifies the cattle futures contract amounts outstanding at June 30, 2000 and December 31, 1999 (in thousands, except number of contracts):


                                                                             Original            Estimated
                                                            No.           Contract/Cost          Fair Value
Cattle Future / Option Description                       Contracts        (Bought) Sold        (Bought) Sold
--------------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract               280             $(3,288)             $ 2,781
Corn options sold, 50,000 lbs. per contract                 105             $    22              $    (1)
Corn options bought, 50,000 lbs. per contract               105             $   (54)             $   189
Cattle futures bought, 50,000 lbs. per contract              20             $  (843)             $   865
Cattle futures sold, 40,000 lbs. per contract               195             $ 5,465              $(5,335)
Cattle options sold, 40,000 lbs. per contract                60             $    15              $    (1)
Cattle options bought, 40,000 lbs. per contract              60             $   (20)             $    30



                                                                            Original             Estimated
December 31, 1999                                            No.          Contract/Cost          Fair Value
Commodity Future / Option Description                     Contracts       (Bought) Sold        (Bought) Sold
--------------------------------------------------------------------------------------------------------------
Cattle futures sold 40,000 lbs. per contract               142              $ 3,897              $(3,985)
Cattle futures bought 50,000 lbs. per contract             280              $(3,035)             $ 2,960
Cattle options bought, 40,000 lbs. per contract             50              $   (20)             $     8
Cattle options sold 40,000 lbs. per contract                50              $    20              $   (18)


The June 30, 2000 futures contracts and options expire between August 2000 and December 2000. Estimated fair value at settlement is based upon quoted market prices at June 30, 2000.


NOTE E - INTEREST RATE RISK MANAGEMENT
--------------------------------------

Objectives:

Registrant uses variable-rate debt to finance its operations. These debt obligations expose Registrant to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Management believes it is prudent to limit the variability of a portion of its interest payments. It is Registrant's objective to hedge between 25% and 50% of its variable-rate interest payments.

Strategies:

To meet this objective management entered into interest rate swap to manage the potential fluctuations in cash flows resulting from interest rate risk.

The interest rate swap eliminates the risk of variable-interest rates on the portion of the debt covered by the swap by effectively converting the variable rates to fixed rates. Under the interest rate swap, Registrant receives variable interest rate payments and makes fixed interest rate payments thereby creating fixed-rate debt.

Registrant's risk management objective as described above is to minimize the interest expense cash outflows related to our floating-rate debt obligations. Registrant's current floating-rate debt obligations float at Prime or LIBOR plus 1.5%. To minimize the variability of the floating-rate debt obligations, Registrant entered into a three-year interest rate swap with a notional amount of $10.0 million to receive interest at a variable-rate equal to one month LIBOR and pay interest at a fixed-rate of 6.91%. The combination of the swap and the 1.5% additional spread within the debt obligation results in a net cash outflow equal to a fixed rate of 8.41%.

Registrant does not enter into interest rate swap for any purpose other than cash flow hedging purposes. Registrant does not speculate using derivative instruments but uses them only for cash flow hedging purposes.

Risk management policies:

Registrant assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Registrant maintains risk management control systems to monitor interest rate cash flow risk attributable to both Registrant's outstanding or forecasted debt obligations as well as Registrant's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on Registrant's future cash flows.

Changes in the fair value of the interest rate swap is reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate obligations affects earnings. During the six months ended June 30, 2000 the fair value of the interest rate swap had increased $163,000.


NOTE F - CONTINGENCIES
----------------------

As of June 30, 2000, Registrant was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza L.L.C., its unconsolidated joint venture. Total debt at Petro Travel Plaza L.L.C. is $13.0 million and is related to the construction of the travel plaza. Registrant does not expect to ever realize any loss as a result of the guarantee due to the cash flow provided by the operations of the Petro Travel

Plaza, L.L.C.

On June 27, 2000, the Tejon Ranch Public Facilities Financing Authority through Community Facilities District No. 2000-1 issued $17,000,000 of tax-free special tax bonds. The funds from this bond issuance are to be used to fund public infrastructure improvements within the Tejon Industrial Complex. The Tejon Ranch Public Financing Authority placed a lien on 1,401 acres of Registrant's land to secure the collection of special taxes each year related to the bond.
Landowners within the Facilities District are responsible for these special taxes, which are included each year with their property taxes. Commencing July 1, 2000 Registrant's property tax expense will increase by approximately $380,000 over the next twelve months. The payments for subsequent periods are not known at this time due to the timing of future development. As the Tejon Industrial Complex is developed, new landowners and tenants will bear their portion of the special tax and over time it is possible the portion of the special tax actually paid by Registrant will be reduced to zero. As Tejon Industrial Complex is developed and the collection of special taxes increases due to development of the land, the Facilities District may at its option release the lien on 1,101 acres of the above 1,401 acres that currently have a lien against them.

Out of the above $17,000,000 in proceeds from the bond issuance Registrant received $8,065,000 due to local government entities accepting infrastructure improvements previously paid for by Registrant. The remainder of the proceeds are in escrow and will be released in future years as new infrastructure is completed at the Tejon Industrial Complex.

Registrant leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and Registrant have been ordered to cleanup or abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be leaking into a local creek. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. The order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. Under the orders, Registrant is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so, although the relative priority of Lafarge and Registrant is being reconsidered by the Board. Under the lease agreements with National and Lafarge, each of the companies is required to indemnify Registrant for its designated portion of any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and Lafarge, Registrant believes that a material effect on the company is remote at this time.

For further discussion refer to Registrant's 1999 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no significant changes since the filing of the 1999 Form 10-K.

NOTE G - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
----------------------------------------------------

Registrant is a member in a limited liability company, Petro Travel Plaza, LLC, in which it has an ownership interest of 60%. Registrant accounts for its investment in Petro Travel Plaza using the equity method of accounting. Petro Travel Plaza owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. Registrant's share of operating losses in this unconsolidated joint venture are $1,020,000 at June 30, 2000. This amount is included in other assets in the accompanying consolidated condensed balance sheets as an adjustment to Registrant's investment in the joint venture. The portion of the net loss of the unconsolidated joint venture allocable to Registrant for the six months ended June 30, 2000 was $131,000, which is included in Real Estate revenues in the accompanying unaudited consolidated condensed statements of income.

Condensed financial information of Registrant's unconsolidated joint venture as of and for the six months ended June 30, 2000 is as follows (in thousands):

              Unaudited Condensed Combined Income Statement Information
              ---------------------------------------------------------
Net Sales                                                                    $16,040
                                                                             -------
Net Loss                                                                        (222)
Partner's Share of net loss                                                      (91)
                                                                             -------
Equity in net loss of unconsolidated joint venture                           $  (131)
                                                                             =======



               Unaudited Condensed Combined Balance Sheet Information
               ------------------------------------------------------
Current Assets                                                              $  2,356
Property and equipment, net                                                   16,830
Long-term Debt                                                               (13,000)
Other Liabilities                                                             (1,382)
                                                                            --------
Net Assets                                                                  $  4,804
                                                                            ========


NOTE H - PAYMENT OF DIVIDEND
----------------------------

On May 2, 2000, the Board of Directors voted to eliminate Registrant's annual dividend of $0.05 per share. The dividend was eliminated in order to reinvest all internally generated cash flow to support Registrant's growth.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------

Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and the narratives on the preceding pages of this report, Registrant has made forward-looking statements regarding future events, including without limitation future yields, and prices, future development of Registrant's property, future revenue and income of Registrant's jointly-owned travel plaza, potential losses to Registrant as a result of pending environmental proceedings and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and Registrant's own outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of Registrant (such as weather, market and economic forces) and, with respect to Registrant's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Results of Operations
---------------------

Total revenues, including interest income, for the first six months of 2000 were $25,303,000 compared to $17,875,000 for the same period in 1999. The growth in revenues during the first six months of 2000 is primarily attributable to increases in livestock division revenues of $8,955,000, which were partially offset by a decrease in real estate division revenues of $1,630,000. The growth in livestock division revenues was due to an increase in livestock sales of $8,128,000 and livestock feed sales of $859,000. Livestock sales increased due to 8,229 additional head of cattle being sold during the first six months of 2000 when compared to the same period of 1999. This increase in cattle sales is primarily due to the growth in Registrant's cattle herd over the prior two years. Livestock feed sales increased due to an increase in the average head count at the feedlot of approximately 6,000 head. The decrease in real estate revenues when compared to 1999 is primarily due to the sale of a fiber optic communications easement of $1,750,000 that occurred in the first quarter of 1999.

Operating activities during the first six months of 2000 resulted in a net loss of $786,000, or $0.06 per share diluted, compared to a net loss of $206,000, or $0.02 per share diluted, for the same period of 1999. The increased loss when compared to 1999 is primarily attributable to the decrease in real estate revenues discussed above and an increase in interest expense of $862,000 in the first six months of 2000 when compared to the same period of 1999. The increase in interest expense is due to increased real estate development activities. Partially offsetting these unfavorable variances was an increase in profit margins on cattle sold of approximately $950,000 due to improved cattle prices and lower cost of sales.

The Company believes that overall for 2000, cattle prices should continue to improve due to the increases in demand for product in the U.S. and to increased export demand because of the improving economies in Asia. Net margins on 2000 cattle sales increased approximately 12% over 1999. The higher margin is the result of selling a greater percentage of cattle raised on Registrant's property, which have lower costs than purchased cattle. It is early in the year for Registrant to make production estimates for its grapes and nuts. California statewide estimates are for almonds to have lower production than the prior year due to storms and cold weather during the bloom period. This potential reduction in the almond crop could improve prices for the 2000 almond crop. It is also being estimated that grape production will be equal to or greater than 1999. This level of production could put additional pricing pressure on grapes during 2000.

Total revenues for the second quarter of 2000, including interest income, were $16,139,000 compared to $6,712,000 for the second quarter of 1999. The increase is due primarily to an increase in livestock division revenues of $9,558,000, which is primarily the result of approximately 9,400 additional head of cattle being sold during the second quarter of 2000 when compared to the same period in 1999.

During the second quarter of 2000 Registrant had a net loss of $215,000, or $0.02 per share, compared to a loss of $575,000, or $0.05 per share diluted, for the same period of 1999. The improvement in operations is due primarily to an increase in profit margins on cattle sold, as discussed above. This improvement was partially offset by an increase in interest expense in the second quarter of 2000 compared to the second quarter of 1999 due to an increase in real estate development activities.

Registrant continues to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note F - Contingencies.

Prices received by Registrant for many of its products are dependent upon prevailing market conditions and commodity prices. Therefore, Registrant is unable to accurately predict revenue, just as it cannot pass on any cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. The operations of Registrant are seasonal and results of operations cannot be predicted based on quarterly results.

In order to fund public infrastructure improvements within Registrant's Tejon Industrial Complex, registrant agreed to subject 1,401 acres of the property in the complex to a lien securing the payment of principal and interest on $17,000,000 of tax-free special tax bonds. See Note E of Notes to Consolidated Condensed Financial Statements. Landowners of parcels within the Complex are responsible for the special taxes applicable to their respective parcels. As a result of the debt service on the bonds, Registrant's property tax expense will be increased by $380,000 for the twelve months commencing July 1, 2000, and this expense will increase as the bond proceeds are spent for development of the infrastructure. Registrant intends to have purchasers and tenants of land in the complex bear portions of these payments allocable to their parcels. Any delay or inability to sell or lease the land could result in Registrant bearing more of the debt service than is presently anticipated. When the entire $17,000,000, has been spent, the annual debt service will increase to approximately $1,250,000. Although Registrant can control the timing and extent of the construction of the infrastructure improvements in the event that marketing of the parcels in the complex is disappointing, it is possible that Registrant could have to bear a substantial portion of the increased debt service for an indefinite period of time.


Liquidity and Capital Resources
-------------------------------

Registrant's cash, cash equivalents and short-term investments totaled approximately $10,767,000 at June 30, 2000, compared to $10,365,000 at December 31, 1999, an increase of 4%. Working capital as of June 30, 2000 was $22,010,000 compared to $16,278,000 on December 31, 1999. The increase in working capital during the first quarter of 2000 is due primarily to the growth of cattle and farming inventories that were partially funded by an increase in the use of short-term debt financing.

Registrant has a revolving line of credit of $27,000,000 that as of June 30, 2000 had a balance outstanding of $17,000,000 bearing interest at an average rate of 8.50%, which floats with changes in the lending bank's prime interest rate. At Registrant's option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at
 .50% less than the bank's prime lending rate. Registrant's feedlot also has a short-term revolving line of credit for the feedlot with a local bank for $6,800,000 with an outstanding balance at June 30, 2000 of $4,704,000 and an interest rate of 1.00% less than the bank's prime lending rate of 9.50%. The revolving lines of credit are used as a short-term cash management tool and for the financing of customer cattle and feed receivables at the feedlot, respectively. The use of short-term credit has grown due to increases in inventories because of the growth of Registrant's core business lines and to the funding of infrastructure construction costs on a short-term basis until longer term sources of debt are used. Registrant's use of long-term debt funding sources also increased due to the purchase of an almond processing plant and to financing land improvements and infrastructure with long-term financing as opposed to using short-term lines of credit. This allows for better matching of assets to the liabilities funding those assets.

At June 30, 2000 the current long-term note payable balance included a $15,730,000 note used in funding long-term assets that is secured by farm acreage. Principal is payable in quarterly payments of $375,000 beginning June 2000, with remaining principal due June 2004. Interest is at .50% less than the bank's prime rate or a fixed rate of 1.50% greater than the specified LIBOR rate. In order to minimize the variability of interest expense cash flows Registrant entered into an interest rate swap with a notional amount of $10,000,000. See Note E - Interest Rate Risk Management for a discussion of the interest rate swap. Long-term notes payable also consist of debt related to the purchase of commercial/industrial buildings totaling $4,709,000 at June 30, 2000. The interest rate is fixed at 7.61% with monthly principal and interest payments of $34,000.

The remaining long-term debt of $3,892,000 consists of a note for $2,092,000 secured by Registrant's feedlot. This note has quarterly payments of $58,000 at an interest rate of 8.5%. The remaining $1,800,000 is secured by an almond processing plant that Registrant purchased during the first quarter of 2000. This note has annual payments of $180,000 beginning in 2001. Interest on this note is at a rate of 8.21%.


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

The primary objective of Registrant's investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, Registrant limits its investments to securities with a maturity of less than five years to limit interest rate exposure and with an investment grade of A or better from Moody's Investors Services, Inc. or Standard and Poor's Rathings Group to minimize risk. In addition, market value changes due to interest rate changes are reduced because a large portion of the portfolio has interest rates that float and are reset on a quarterly basis. See Note C - Marketable Securities.

Registrant is exposed to interest rate exposure on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate is tied to the lending bank's prime interest rate or LIBOR, and changes when those rates changed. The long-term debt has a fixed interest rate component and a floating rate component that is tied to the lending bank's prime rate or LIBOR, and the fair value of the long-term debt will change based on interest rate movements in the market.

The floating rate obligations expose Registrant to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Management believes it is prudent to limit the variability of a portion of its interest payments. It is Registrant's objective to hedge between 25% and 50% of its variable-rate interest payments.

To meet this objective management entered into an interest rate swap to manage the potential fluctuations in cash flows resulting from interest rate risk. See Note E - Notes to Condensed Consolidated Financial Statements.

Registrant's market risk related to its inventories and receivables ultimately depends on the value of the cattle, almonds, grapes, pistachios, and walnuts at the time of payment or sale. Market risk is discussed below in "Commodity Price Exposure." Registrant believes its credit risk related to receivables is minimal based on historical experience with current customers and periodic credit evaluations of its customers' financial condition.

The following table provides information about Registrant's financial instruments that are sensitive to changes in interest rates. The tables presents Registrant's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates as of June 30, 2000 and December 31, 1999.

               Interest Rate Sensitivity Financial Market Risks
                     Principal Amount by Expected Maturity
                               At June 30, 2000
                            (Dollars in thousands)

                                                                                                              Fair
                                                                                    There                    Value
                          2000       2001       2002       2003       2004         -after       Total      6/30/00
------------------------------------------------------------------------------------------------------------------
Assets:
   Marketable          $ 1,698     $2,449     $1,761    $ 3,697     $1,200            ---     $10,805    $  10,247
    Securities
   Weighted Average
      Interest Rate       6.99%      5.66%      6.06%      5.91%          5.20%       ---         5.97%
Liabilities:
   Short-term Debt     $ 21,874       ---        ---        ---            ---        ---     $21,874    $  21,874
   Weighted Average
      Interest Rate       8.72%       ---        ---        ---            ---        ---         8.72%
   Long-term Debt      $   630     $1,973     $1,977    $ 2,855     $9,983           $6,913     $24,331    $  24,331
   Weighted Average
      Interest Rate       8.26%      8.26%      8.26%      8.26%          8.21%       7.91%        8.24%
Variable-To-Fixed Swap:
   Notional Amount
    3-Year Swap            ---        ---    $10,000        ---            ---         ---    $  10,000
   Weighted Average
   Pay Fixed-Rate
   Contract Rate          6.91%      6.91%      6.91%       ---            ---         ---         6.91%
   Weighted Average
   Receive Variable-Rate,
   Current Rate, Adjusts
   Monthly                6.63%       ---        ---        ---            ---         ---         6.63%
                          ---------------------------------------------------------------------------------------------


                                         Interest Rate Sensitivity Financial Market Risks
                                               Principal Amount by Expected Maturity
                                                       At December 31, 1999
                                                      (Dollars in thousands)
                          ----------------------------------------------------------------------------------------
                                                                                                          Fair
                                                                               There-after                Value
                          2000       2001       2002       2003       2004       Total       12/31/99
------------------------------------------------------------------------------------------------------------------
Assets:
  Marketable           $ 3,303     $2,477     $1,915    $ 2,351     $  346            ---     $10,392    $   9,942
   Securities
  Weighted Average        6.31%      5.66%      6.49%      6.13%      6.70%           ---        6.16%
     Interest Rate

Liabilities
  Short-term Debt      $18,447        ---        ---        ---        ---            ---     $18,447    $  18,447
  Weighted Average
     Interest Rate        8.00%       ---        ---        ---        ---            ---        8.00%

  Long-term Debt       $ 1,039     $1,793     $1,797    $ 2,675     $9,803         $4,538     $21,645    $  21,645
  Weighted Average
      Interest Rate       7.96%      7.96%      7.96%      7.96%      7.91%          7.61%       7.86%
                    ----------------------------------------------------------------------------------------------

In comparison to the prior year Registrant's risk in regards to fluctuations in interest rates has increased overall due to the growth in the use of both short-term and long-term lines of credit that fluctuate with the bank's prime lending rate.

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

Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allow Registrant to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted.
See Note D - Commodity Contracts Used to Manage Risk. Gains on future contracts and options as of June 30, 2000 were $92,000 as compared to losses on future contracts and options as of December 31, 1999 of $256,000. The gain thus far in 2000 is due to favorable pricing trends related to feed costs.

Livestock inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. Registrant is at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At June 30, 2000 approximately 50% of the cattle held in inventory or 24,827 head of cattle were not protected by futures and options for price movement. This compares to 10,217 head of cattle at June 30, 1999. The 2000 number of head of cattle that are unprotected equates to approximately 27.3 million pounds of beef. For each $.01 per pound change in price, Registrant has a potential exposure of $273,000 in future value. Although the prices at which the cattle will ultimately be sold are unknown, over the last three years the market price has ranged from $.50 per pound to $.72 per pound and the market price at June 30, 2000 was $.69 per pound.

With respect to accounts receivable, the amount at risk relates to almonds, pistachios, walnuts and grapes. These receivables are recorded at estimates of the prices that ultimately will be received for the crops. The final price will not be known until the third or fourth quarter of 2000. Of the accounts receivable outstanding at June 30, 2000, only $537,000 is at risk to changing prices. Of the amount at risk to changing prices, $192,000 is attributable to almonds, $118,000 to pistachios, $139,000 to walnuts, and $88,000 to grapes.
The comparable amounts of accounts receivable at December 31, 1999 were $661,000 attributable to almonds, $430,000 to pistachios, $285,000 to walnuts, and $424,000 to grapes. The price estimated for recording accounts receivable at June 30, 2000 was $.89 per pound for almonds. For every $.01 change in the price of almonds Registrant's receivable for almonds increases or decreases by $24,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.32 to $2.26. With respect to pistachios, the price estimated for recording the receivable was $1.35 per pound, each $.01 change in the price increases or decreased the receivable by $6,000 and the range of final prices over the last three years has been $.92 to $1.17.

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

For information about futures contracts and options outstanding at June 30, 2000 and December 31, 1999, see Note D of Notes to Consolidated Condensed Financial Statements.


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)  The Annual Meeting of Shareholders was held on May 2, 2000.

(b) The only matter submitted to a vote of security holders was for the election of directors. Each of the persons named in the Proxy Statement as nominee for director was elected. Following are the voting results on each of the nominees for director:

------------------------------------------------
                             Votes       Votes
Election of Directors         For       Withheld
------------------------------------------------
  Otis Booth, Jr........   10,908,689     25,400
  Dan T. Daniels........   10,911,302     22,787
  Robert C. Roucco......   10,910,590     23,499
  Geoffrey L. Stack.....   10,908,090     25,999

Item 5.  Other Information
--------------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits -

        3.1 Restated Certificate of Incorporation  *
        3.2 Bylaws                            **
       27.1 Financial Data Schedule (Edgar),
                  June 30, 2000


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



                                               TEJON RANCH CO.
                                               --------------------------
                                               (Registrant)




August 14, 2000                                BY /s/ Allen E. Lyda
----------------------                            -------------------------
DATE                                               Allen E. Lyda
                                                   Vice President, Chief
                                                   Financial Officer