Form 10-Q
period 2000-09-30
TEJON RANCH CO
filed 2000-11-13
CIK 96869

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 2000
                                            ------------------

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ___________ to

          For Quarter Ended                          Commission File Number


          September 30, 2000                                 1-7183
          ---------------------------                      ----------

                                TEJON RANCH CO.
         ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                           77-0196136
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

   P.O. Box 1000, Lebec, California                                    93243
----------------------------------------                            ----------
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

Yes  X         No____
   -----

Total Shares of Common Stock issued and outstanding on September 30, 2000, were 12,712,236.

                                TEJON RANCH CO.

                                     INDEX

                                                                          Page No.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Unaudited Consolidated Condensed Statements of                  1
             Operations for the Three Months and Nine Months
             Ended September 30, 2000 and 1999

             Unaudited Consolidated Condensed Balance Sheets                 2
             As of September 30, 2000 and December 31, 1999

             Unaudited Consolidated Condensed Statements of                  3
             Cash Flows for the Nine Months Ended
             September 30, 2000 and 1999

             Unaudited Consolidated Condensed Statements of Stockholders'    4
             Equity

             Notes to Unaudited Consolidated Condensed Financial             5
             Statements

Item 2.      Management's Discussion and Analysis of                        11
             Financial Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 5.      Other Information                                              18

Item 6.      Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                  19


                         PART I - FINANCIAL INFORMATION

                        TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                       Three Months Ended                           Nine Months Ended
                                                          September 30                                September 30
                                            ----------------------------------------------------------------------------------
                                                    2000                  1999                  2000                  1999
                                            ----------------     -----------------      ----------------      ----------------
Revenues:
          Livestock                              $12,486               $ 9,504               $34,674               $22,737
          Farming                                  2,503                 4,495                 2,908                 4,778
          Real Estate                              4,530                 1,321                 6,928                 5,349
          Interest Income                            159                   150                   471                   481
                                            ----------------     -----------------      -----------------       -----------------
                                                  19,678                15,470                44,981                33,345

Costs and Expenses:
          Livestock                               12,274                 8,655                32,580                21,572
          Farming                                  2,447                 2,690                 3,486                 3,390
          Real Estate                              3,077                 1,178                 5,511                 3,858
          Corporate Expense                          857                 1,158                 2,366                 2,646
          Interest Expense                           976                   488                 2,259                   909
                                            ----------------     ----------------       ----------------      ----------------
                                                  19,631                14,169                46,202                32,375
                                            ----------------     -----------------      ----------------      ----------------

Operating Income (Loss)                               47                 1,301                (1,221)                  970

Income Tax Provision (Benefit)                        18                   495                  (464)                  370
                                            ----------------     ----------------       ----------------      ----------------
Net Income (Loss)                                $    29               $   806               $  (757)              $   600
                                            ================     =================      ================      ================

Net Income (Loss) Per Share, basic                 $0.00                 $0.06                $(0.06)              $  0.05
Net Income (Loss) Per Share, diluted               $0.00                 $0.06                $(0.06)              $  0.05

Cash Dividends Paid Per Share                    $   ---               $   ---               $   ---               $ 0.025

See Notes to Unaudited Consolidated Condensed Financial Statements.

                       TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (In Thousands)

                                                          September 30, 2000             December 31, 1999*
                                                     -------------------------      -------------------------
ASSETS                                                       (Unaudited)
CURRENT ASSETS
            Cash and Cash Equivalents                 $                  245         $                  423
            Marketable Securities                                     10,648                          9,942
            Accounts & Notes Receivable                                6,389                          5,019
            Inventories:
              Cattle                                                  23,743                         21,172
              Farming                                                  2,517                          1,077
              Other                                                      329                            559
            Prepaid Expenses and Other                                 1,679                          1,101
                                                     -------------------------      -------------------------
            Total Current Assets                                      45,550                         39,293
PROPERTY AND EQUIPMENT - NET                                          47,977                         50,737
OTHER ASSETS                                                           2,511                          1,489
                                                     -------------------------      -------------------------
TOTAL ASSETS                                         $                96,038        $                91,519
                                                     =========================      =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
            Trade Accounts Payable                   $                 2,043        $                 3,315
            Other Accrued Liabilities                                    374                            214
            Short-term Borrowings                                     22,227                         19,486
                                                     -------------------------      -------------------------
            Total Current Liabilities                                 24,644                         23,015
LONG-TERM DEBT                                                        23,119                         20,606
DEFERRED INCOME TAXES                                                  5,118                          4,738
                                                     -------------------------      -------------------------
            Total Liabilities                                         52,881                         48,359

MINORITY INTEREST IN CONSOLIDATED
JOINT VENTURE                                                            300                            ---

STOCKHOLDERS' EQUITY
            Common Stock                                               6,357                          6,349
            Additional Paid-In Capital                                   682                            379
            Deferred Compensation                                        (86)                           ---
            Retained Earnings                                         35,944                         36,701
            Accumulated Other Comprehensive Income                       (40)                          (269)
                                                     -------------------------      -------------------------
             Total Stockholders' Equity                               42,857                         43,160
                                                     -------------------------      -------------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                              $                96,038        $                91,519
                                                     =========================      =========================

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

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                          --------------------------------------------
                                                                                   2000                    1999
                                                                          --------------------       -----------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                      $          (757)           $          600
   Items Not Affecting Cash:
      Depreciation and Amortization                                                 1,908                     1,829
      Deferred Income Taxes                                                           337                      (150)
      Equity in Net Loss from Unconsolidated Joint Venture                            163                       ---
   Changes in Operating Assets and Liabilities:
      Receivables, Inventories and other Assets, Net                               (5,248)                   (8,807)
      Current liabilities, Net                                                     (1,112)                    4,741
                                                                          --------------------       -----------------
NET CASH USED IN
   OPERATING ACTIVITIES                                                            (4,709)                   (1,787)

INVESTING ACTIVITIES
   Cash in Escrow                                                                     ---                     4,200
   Maturities of Marketable Securities                                              2,639                     9,514
   Funds Invested in Marketable Securities                                         (3,236)                   (6,547)
   Property and Equipment Expenditures                                             (8,656)                  (22,473)
   Property and Equipment Disposals                                                   109                       ---
   Sale of Land                                                                     1,463                       ---
   Bond Reimbursement from Community Facilities District                            8,065                       ---
   Change in Breeding Herds                                                           108                      (110)
   Investment in Unconsolidated Joint Venture                                      (1,611)                      ---
   Other                                                                              ---                       677
                                                                          --------------------       --------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (1,119)                  (14,739)
                                                                          --------------------       --------------------

FINANCING ACTIVITIES
   Proceeds From Revolving Line of Credit                                          49,713                    26,996
   Payments of Revolving Line of Credit                                           (46,585)                  (14,991)
   Borrowing from Long-term Debt                                                    4,181                     4,800
   Payments of Long-term Debt                                                      (2,055)                     (151)
   Cash Contribution From Investor in Consolidated
      Joint Venture                                                                   300                       ---
   Exercise of Stock Options                                                           96                       ---
   Cash Dividends Paid                                                                ---                      (317)
                                                                          --------------------       -----------------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                                             5,650                    16,337
                                                                          --------------------       -----------------

DECREASE IN CASH
   AND CASH EQUIVALENTS                                                              (178)                     (189)
Cash and Cash Equivalents at Beginning of Period                                      423                       743
                                                                          --------------------       -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $           245            $          554
                                                                          ====================       =================

See Notes to Unaudited Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                                  (Unaudited)

                                                                                        Accumulated
                                             Additional                                    Other
                                   Common      Paid-In     Retained      Deferred      Comprehensive
                                    Stock      Capital     Earnings    Compensation        Income         Total
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999          $6,346         $382     $36,156    $    ---              $(179)      $42,705
Net Income                             ---          ---       1,181         ---                ---         1,181
Defined Benefit Plan
   Funding Adjustments,
   Net of taxes of $133                ---          ---         ---         ---                216           216
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes
      of $205                          ---          ---         ---         ---               (306)         (306)
                                                                                                        --------
Comprehensive Income                                                        ---                            1,091
                                                                                                        --------
Exercise of Stock Options                3          (3)         ---         ---                ---           ---
Cash Dividends Paid -
   $.05 per share                      ---          ---        (636)        ---                ---          (636)
                                --------------------------------------------------------------------------------

Balance at December 31, 1999        $6,349         $379      $36,701    $   ---              $(269)      $43,160
Net Loss                               ---          ---        (757)        ---                ---          (757)
Changes in Unrealized
   Losses on Available-For-Sale
   Securities, net of taxes of         ---          ---         ---         ---                 66            66
    $43
Interest Rate Swap Adjustment          ---          ---         ---         ---                163           163
                                                                                                        --------
Comprehensive Loss                                                          ---                             (528)
                                                                                                        --------

Restricted Stock Issuance                5          210         ---        (215)               ---           ---
Exercise of Stock Options                3           93         ---         ---                ---            96
Amortization of Deferred
   Compensation                        ---          ---         ---         129                ---           129
                                --------------------------------------------------------------------------------
Balance at September 30, 2000       $6,357         $682     $35,944     $   (86)             $ (40)      $42,857
                                ================================================================================

See Notes to Unaudited Consolidated Condensed Financial Statements.

                        TEJON RANCH CO. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         --------------------------------------------------------------



                               September 30, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

The summarized information furnished by Registrant pursuant to the instructions to part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of Registrant's management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

The Registrant's accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the regulations of the Securities and Exchange Commission
(SEC). Certain financial information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations.

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


NOTE B - NET INCOME (LOSS) PER SHARE
------------------------------------

Basic net income per share is based upon the weighted average number of shares of common stock outstanding, which for the three months ended September 30, 2000 and 1999 was 12,712,236 and 12,695,540, respectively. For the nine months ended September 30, 2000 and 1999, the weighted average common shares outstanding were 12,708,236 and 12,694,515, respectively. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding assuming the issuance of common stock pursuant to stock options using the treasury stock method. For the three months ended September 30, 2000 and 1999, diluted common shares outstanding were 12,825,798 and 12,870,046, respectively. For the nine months ended September 30, 2000, basic and diluted common shares outstanding are the same for the periods shown because the calculation of diluted shares outstanding resulted in antidilution. For the nine months ended September 30, 1999 diluted common shares outstanding were 12,790,386.

NOTE C - MARKETABLE SECURITIES
------------------------------

Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that an enterprise classify all debt and equity securities as either held-to-maturity, trading, or available-for-sale. Registrant classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at September 30, 2000 and December 31, 1999:

                                                     September 30, 2000                 December 31, 1999
                                            ----------------------------------------------------------------------
                                                                  Estimated                         Estimated
                                                    Cost          Fair Value          Cost          Fair Value
                                            ----------------------------------------------------------------------
Marketable Securities:
(in thousands)
   U.S. Treasury and agency notes             $         6,040    $       5,746    $       5,191    $       4,824
   Corporate notes                                      4,949            4,902            5,201            5,118
                                            -----------------------------------------------------------------------
                                              $        10,989    $      10,648    $      10,392    $       9,942
                                            =======================================================================


As of September 30, 2000, the cumulative fair value adjustment to stockholders' equity is an unrealized loss of $203,000, net of a tax benefit of $138,000. Registrant's gross unrealized holding gains equal $25,000, while gross unrealized holding losses equal $366,000. On September 30, 2000, the average maturity of U.S. Treasury and agency securities was 2.9 years and corporate notes was 2.4 years. Currently, Registrant has no securities with a remaining term to maturity of greater than five years.

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

Realized gains, losses, and costs associated with both open and closed contracts are recognized in costs of sales expense. During the nine months ended September 30, 2000 there were $379,000 of losses associated with futures and option contracts included in cost of sales.

The following table identifies the cattle futures contract amounts outstanding at September 30, 2000 and December 31, 1999 (in thousands, except number of contracts and lbs.):


                                                                             Original            Estimated
                                                            No.           Contract/Cost          Fair Value
Cattle Future / Option Description                       Contracts        (Bought) Sold        (Bought) Sold
--------------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract                 20            $  (229)             $   201
Corn options bought, 50,000 lbs. per contract                 20            $  (217)             $   204
Cattle futures bought, 50,000 lbs. per contract               30            $(1,293)             $ 1,311
Cattle futures sold, 40,000 lbs. per contract                218            $ 6,098              $(6,204)
Cattle options sold, 40,000 lbs. per contract                 56            $    12              $    (1)
Cattle options bought, 40,000 lbs. per contract               86            $(1,646)             $ 1,633



                                                                            Original            Estimated
December 31, 1999                                            No.          Contract/Cost         Fair Value
Commodity Future / Option Description                     Contracts       (Bought) Sold       (Bought) Sold
--------------------------------------------------------------------------------------------------------------
Cattle futures sold 40,000 lbs. per contract                  142             $ 3,897            $(3,985)
Cattle futures bought 50,000 lbs. per contract                280             $(3,035)           $ 2,960
Cattle options bought, 40,000 lbs. per contract                50             $   (20)           $     8
Cattle options sold 40,000 lbs. per contract                   50             $    20            $   (18)


The September 30, 2000 futures contracts and options expire between October 2000 and April 2001. Estimated fair value at settlement is based upon quoted market prices at September 30, 2000.

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

Registrant's risk management objective as described above is to minimize the interest expense cash outflows related to our floating-rate debt obligations. Registrant's current floating-rate debt obligations float at Prime less .50% or can be fixed at 1.50% over a selected LIBOR rate. To minimize the variability of the floating-rate debt obligations, Registrant entered into a three-year interest rate swap with a notional amount of $10.0 million to receive interest at a variable-rate equal to one month LIBOR and pay interest at a fixed-rate of 6.91%. The combination of the swap and the 1.5% additional spread within the debt obligation results in a net cash outflow equal to a fixed rate of 8.41%.

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

Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate obligations affects earnings. During the nine nine months ended September 30, 2000 the fair value of the interest rate swap had increased $163,000.


NOTE F - CONTINGENCIES
----------------------

As of September 30, 2000, Registrant was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza L.L.C., its unconsolidated joint venture. Total debt at Petro Travel Plaza L.L.C. is $13.0 million and is related to the construction of the travel plaza. Registrant does not expect to ever realize any loss as a result of the guarantee due to the cash flow provided by the operations of the Petro Travel Plaza, L.L.C.

On June 27, 2000, the Tejon Ranch Public Facilities Financing Authority through Community Facilities District No. 2000-1 issued $17,000,000 of tax-free special tax bonds. The funds from this bond issuance are to be used to fund public infrastructure improvements within the Tejon Industrial Complex. The Tejon Ranch Public Financing Authority placed a lien on 1,762 acres of Registrant's land to secure the collection of special taxes each year related to the bond. Landowners within the Facilities District are responsible for these special taxes, which are included each year with their property taxes. Commencing July 1, 2000 Registrant's property tax expense will increase by approximately $400,000 over the next twelve months. The payments for subsequent periods are not known at this time due to the timing of future development. As the Tejon Industrial Complex is developed, new landowners and tenants will bear their portion of the special tax and over time it is possible the portion of the special tax actually paid by Registrant will be reduced to zero. As Tejon Industrial Complex is developed and the collection of special taxes increases due to development of the land, the Facilities District may at its option release the lien on 1,101 acres of the above 1,762 acres that currently have a lien against them.

Out of the above $17,000,000 in proceeds from the bond issuance Registrant received $8,065,000 due to local government entities accepting infrastructure improvements previously paid for by Registrant. The remainder of the proceeds are in escrow and will be released in future years as new infrastructure is completed at the Tejon Industrial Complex.

Registrant leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and Registrant have been ordered to clean up and abate some old industrial waste landfills, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of chlorinated hydrocarbons, and diesel fuel which leaked from a pipeline, and to implement a closure plan and conduct post-closure monitoring of the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be seeping into surface waters. Lafarge has initiated remedial actions to prevent further contamination of surface waters. In addition, Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. The order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. National is now implementing this order. Under all of the orders, Registrant is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, each of the companies is required to indemnify Registrant for its designated portion of any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and Lafarge, Registrant believes that a material effect on Registrant is remote at this time.

For further discussion refer to Registrant's 1999 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no significant changes since the filing of the 1999 Form 10-K.


NOTE G - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
----------------------------------------------------

Registrant is a member in a limited liability company, Petro Travel Plaza, LLC, in which it has an ownership interest of 60%. Registrant accounts for its investment in Petro Travel Plaza using the equity method of accounting. Petro Travel Plaza owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. Registrant's investment in its unconsolidated joint venture is $1,053,000 at September 30, 2000, which is included in other assets in the accompanying consolidated condensed balance sheet. Registrant's equity in net loss of its unconsolidated joint venture is $167,000 for the nine months ended September 30, 2000, which is included in real estate revenues in the accompanying consolidated condensed statement of operations.

Condensed financial information of Registrant's unconsolidated joint venture as of and for the nine months ended September 30, 2000 is as follows (in thousands):

               Unaudited Condensed Income Statement Information
  ---------------------------------------------------------------------------

     Net Sales                                              $ 26,388
                                                            --------

     Net Loss                                                   (278)

     Partner's Share of net loss                                (111)
                                                            --------

     Equity in net loss of unconsolidated joint venture      $  (167)
                                                            ========


               Unaudited Condensed Income Statement Information
  ---------------------------------------------------------------------------

Current Assets                                              $  2,454

Property and equipment, net                                   16,583

Long-term Debt                                               (13,000)

Other Liabilities                                             (1,289)
                                                            --------

Net Assets                                                  $  4,748
                                                            ========

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

Results of Operations
---------------------

Total revenues, including interest income, for the first nine months of 2000 were $44,981,000 compared to $33,345,000 for the same period in 1999. The growth in revenues during the first nine months of 2000 is primarily attributable to increases in livestock and real estate division revenues of $11,937,000 and $1,579,000, respectively. These increases were partially offset by a decrease in farming division revenues of $1,870,000. The growth in livestock division revenues was due to an increase in livestock sales of $10,260,000 and livestock feed of $1,215,000. Livestock sales increased due to improving prices and 15,741 additional head of cattle being sold during the first nine months of 2000 when compared to the same period of 1999. Livestock feed sales increased due to an increase in the average head count at the feedlot of approximately 6,700 head. The increase in real estate revenues when compared to 1999 is primarily due to the sale of 80 acres of land located within the Tejon Industrial Complex to IKEA, which resulted in revenues of $2,000,000. In addition to the sale of land, real estate revenues increased approximately $1,384,000 due to an increase in the total payments received from Enron in 2000 of $1,000,000 ($1,900,000 and $900,000 received in 2000 and 1999, respectively)
and an increase in oil and mineral royalties of $384,000. These increases were partially offset by a decrease in real estate revenues due to the sale of a fiber optic communications easement of $1,750,000 that occurred in the first quarter of 1999. Farming revenues decreased when compared to 1999 due to the timing of the 2000 crop harvests and the type of crops being harvested. As of September 30, 1999, Registrant had completed the crop harvest for pistachios and three varieties of grapes. As of September 30, 2000, Registrant had not started the pistachio harvest and had only completed two varieties of grapes. This timing difference resulted in a decrease in revenues of $2,687,000. This decrease was slightly offset by an increase in revenues of $800,000 due to the walnut and almond harvests being closer to completion at the end of the 3rd quarter of 2000 than when compared to 1999.

Operating activities during the first nine months of 2000 resulted in a net loss of $757,000, or $0.06 per diluted share, compared to net income of $600,000, or $0.05 per diluted share, for the same period of 1999. The decrease in earnings when compared to 1999 is primarily attributable to the decrease in farming revenues discussed above, an increase in real estate division expenses, and an increase in interest expense of $1,350,000 in the first nine months of 2000 when compared to the same period of 1999. The increase in interest expense is due to increased livestock and real estate development activities. The increase in real estate division expenses is primarily due to the recognition of infrastructure costs and commissions related to sale of the land to IKEA. Registrant believes that overall for 2000, cattle prices should improve due to the continuing improvement in demand for beef product. Net margins on 2000 cattle sales increased approximately 6% over 1999. The higher margin is the result of selling cattle bred and raised on Registrant's property, which have lower costs than purchased cattle. It is still too early in the harvest season for Registrant to make production estimates for its grapes and nuts. At this time California statewide estimates for almonds are for a reduced crop that will potentially help prices and estimates for grapes are that yields may be greater in 2000 than the 1999 crop, which could force prices for grapes to decline.

Total revenues for the third quarter of 2000, including interest income, were $19,678,000 compared to $15,470,000 for the third quarter of 1999. The increase is due primarily to an increase in livestock division revenues of $2,982,000 and real estate division revenues of $3,209,000. The increase in livestock revenues is due to an increase in cattle sales. Approximately 3,100 additional head of cattle were sold in the third quarter of 2000 when compared to the same period in 1999. The increase in real estate revenue is primarily due to the payments received from IKEA and Enron, both occurring in the third quarter of 2000, as discussed above. The increase in revenue was partially offset by a decrease in farming revenues as discussed above, totaling $1,992,000 for the third quarter.

During the third quarter of 2000 Registrant had a net income of $29,000, or $0.00 per diluted share, compared to an income of $806,000, or $0.06 per diluted share for the same period of 1999. The decrease in income compared to the third quarter of 1999 is due to the net increase in revenues described above being more than offset by an increase in livestock, real estate, and interest expenses. Livestock expenses were higher due to an increase in cost of sales as a result of more cattle being sold in the third quarter of 2000 than in the same period for 1999. Real estate expenses were higher due to the costs recognized on the sale of land to IKEA and expenses related to new development projects. Interest expense was higher for the third quarter of 2000 compared to the same period of 1999 due to an increase in these development activities.

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

In order to fund public infrastructure improvements within Registrant's Tejon Industrial Complex, Registrant agreed to subject 1,762 acres of the property in the complex to a lien securing the payment of principal and interest on $17,000,000 of tax-free special tax bonds. See Note F of Notes to Consolidated Condensed Financial Statements. Landowners of parcels within the Complex are responsible for the special taxes applicable to their respective parcels. As a result of the debt service on the bonds, Registrant's property tax expense will be increased by approximately $400,000 for the twelve months commencing July 1, 2000, and this expense will increase as the bond proceeds are spent for development of the infrastructure. Registrant intends to have purchasers and tenants of land in the complex bear portions of these payments allocable to their parcels. Any delay or inability to sell or lease the land could result in Registrant bearing more of the debt service than is presently anticipated. When the entire

$17,000,000, has been spent, the annual debt service will increase to approximately $1,250,000. Although Registrant can control the timing and extent of the construction of the infrastructure improvements in the event that marketing of the parcels in the complex is less than planned, it is possible that Registrant could have to bear a substantial portion of the increased debt service for an indefinite period of time.


Liquidity and Capital Resources
-------------------------------

Registrant's cash, cash equivalents and short-term investments totaled approximately $10,893,000 at September 30, 2000, compared to $10,365,000 at December 31, 1999, an increase of 5%. Working capital as of September 30, 2000 was $20,906,000 compared to $16,278,000 on December 31, 1999. The increase in working capital during the first nine months of 2000 is due primarily to the growth of cattle and farming inventories that were partially funded by an increase in the use of short-term debt financing.

Registrant has a revolving line of credit of $27,000,000 that as of September 30, 2000 had a balance outstanding of $17,000,000 bearing interest at an average rate of 8.69%, which floats with changes in the lending bank's prime interest rate. At Registrant's option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .50% less than the bank's prime lending rate. Registrant's feedlot also has a short-term revolving line of credit for the feedlot with a local bank for $6,800,000 with an outstanding balance at September 30, 2000 of $5,227,000 and an interest rate of 1.00% less than the bank's prime lending rate of 9.50%. The revolving lines of credit are used as a short-term cash management tool and for the financing of customer cattle and feed receivables at the feedlot, respectively. The use of short-term credit has grown due to increases in inventories because of the growth of Registrant's core business lines and to the funding of infrastructure construction costs on a short-term basis until longer-term sources of debt are used. Registrant's use of long-term debt funding sources also increased due to the purchase of an almond processing plant and to financing land improvements and infrastructure with long-term financing as opposed to using short-term lines of credit. This allows for better matching of assets to the liabilities funding those assets.

At September 30, 2000 the current long-term note payable balance included a $14,585,000 note used in funding long-term assets that is secured by farm acreage. Principal is payable in quarterly payments of $375,000 beginning June 2000, with remaining principal due June 2004. Interest is at .50% less than the bank's prime rate or a fixed rate of 1.50% greater than the selected LIBOR rate. In order to minimize the variability of interest expense cash flows Registrant entered into an interest rate swap with a notional amount of $10,000,000. See Note E - Interest Rate Risk Management for a discussion of the interest rate swap. Long-term notes payable also consist of debt related to the purchase of commercial/industrial buildings totaling $4,700,000 at September 30, 2000. The interest rate is fixed at 7.61% with monthly principal and interest payments of $34,000.

The remaining long-term debt of $3,834,000 consists of a note for $2,034,000 secured by Registrant's feedlot. This note has quarterly payments of $58,000 at an interest rate of 8.5%. The remaining $1,800,000 is secured by an almond processing plant that Registrant purchased during the first quarter of 2000. This note has annual payments of $180,000 beginning in 2001. Interest on this note is at a rate of 8.21%.

In future years, Registrant expects that substantial investments will need to continue to be made in its land assets to secure entitlements and begin development of the land. In order to fund this growth, Registrant has filed a prospectus for a proposed rights offering to raise approximately $30.0 million and has also elected to sell its livestock division. Additional cash funds are available through borrowings from banks, cash flow from operations, and joint ventures with financial partners.

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

Financial Market Risks
----------------------

Registrant's exposure to financial market risks includes changes to interest rates and credit risk related to marketable securities, interest rates related to its own outstanding indebtedness and trade receivables.

The primary objective of Registrant's investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, Registrant limits its investments to securities with a maturity of less than five years to limit interest rate exposure and with an investment grade of A or better from Moody's Investors Services, Inc. or Standard and Poor's Ratings Group to minimize risk. In addition, market value changes due to interest rate changes are reduced because a large portion of the portfolio has interest rates that float and are reset on a quarterly basis. See Note C - Marketable Securities.

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

The following table provides information about Registrant's financial instruments that are sensitive to changes in interest rates. The tables presents Registrant's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates as of September 30, 2000 and December 31, 1999.

                                 Interest Rate Sensitivity Financial Market Risks
                                       Principal Amount by Expected Maturity
                                               At September 30, 2000
                                              (Dollars in thousands)

                                                                                                              Fair
                                                                                    There                    Value
                          2000       2001       2002       2003       2004         -after       Total      9/30/00
-------------------------------------------------------------------------------------------------------------------
Assets:
   Marketable          $   777     $2,304     $1,855    $ 4,470     $1,583            ---     $10,989    $  10,648
    Securities
   Weighted Average
      Interest Rate       6.30%      5.67%      5.98%      6.32%      6.89%           ---        6.21%
Liabilities:
   Short-term Debt     $22,227        ---        ---        ---        ---            ---     $22,227    $  22,227
   Weighted Average
      Interest Rate       8.72%       ---        ---        ---        ---            ---        8.72%
   Long-term Debt      $   385     $1,973     $1,977    $ 2,855     $9,983         $5,946     $23,119    $  23,119
   Weighted Average
      Interest Rate       8.26%      8.26%      8.26%      8.26%      8.21%          7.91%       8.24%
Variable-To-Fixed Swap:
   Notional Amount
   3-Year Swap             ---        ---    $10,000        ---         ---           ---     $10,000    $  10,163
   Weighted Average
   Pay Fixed-Rate
   Contract Rate          6.91%      6.91%      6.91%       ---         ---           ---        6.91%
   Weighted Average
   Receive Variable-Rate,
   Current Rate, Adjusts
   Monthly                6.62%       ---        ---        ---         ---           ---        6.62%
                       --------------------------------------------------------------------------------------------


                                         Interest Rate Sensitivity Financial Market Risks
                                               Principal Amount by Expected Maturity
                                                       At December 31, 1999
                                                      (Dollars in thousands)

                                                                                                             Fair
                                                                              There-                        Value
                          2000       2001       2002       2003       2004     after           Total      12/31/99
--------------------------------------------------------------------------------------------------------------------
Assets:
  Marketable Securities  $ 3,303     $2,477     $1,915    $ 2,351     $  346            ---     $10,392    $   9,942

  Weighted Average          6.31%      5.66%      6.49%      6.13%      6.70%           ---        6.16%
     Interest Rate

Liabilities
  Short-term Debt        $18,447        ---        ---        ---        ---            ---     $18,447    $  18,447
  Weighted Average
     Interest Rate          8.00%       ---        ---        ---        ---            ---        8.00%
                      ----------------------------------------------------------------------------------------------

  Long-term Debt       $ 1,039     $1,793     $1,797    $ 2,675     $9,803         $4,538     $21,645    $  21,645
  Weighted Average
      Interest Rate       7.96%      7.96%      7.96%      7.96%      7.91%          7.61%       7.86%
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

Registrant's goal in managing its cattle and feed costs is to protect or create a range of selling prices and feed prices that allow Registrant to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted.
See Note D - Commodity Contracts Used to Manage Risk. Losses on future contracts and options as of September 30, 2000 were $379,000 as compared to losses on future contracts and options as of December 31, 1999 of $256,000. The losses recognized on our hedge positions are due to the favorable increase in cattle prices during 2000.

Livestock inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. Registrant is at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At September 30, 2000 approximately 60% of the cattle held in inventory or 28,941 head of cattle were not protected by futures and options for price movement. This compares to 11,454 head of cattle at September 30, 1999. The number of head of cattle that are unprotected at September 30, 2000 equates to approximately 31.3 million pounds of beef. For each $.01 per pound change in price, the value of the cattle increases or decreases $313,000. Although the prices at which the cattle will ultimately be sold are unknown, over the last three years the market price has ranged from $.50 per pound to $.75 per pound and the market price at September 30, 2000 was $.66 per pound.

With respect to accounts receivable, the amount at risk relates to almonds, pistachios, walnuts and grapes. These receivables are recorded at estimates of the prices that ultimately will be received for the crops. The final price will not be known until the third or fourth quarter of 2001. Of the accounts receivable outstanding at September 30, 2000, only $2,651,000 is at risk to changing prices. Of the amount at risk to changing prices, $1,634,000 is attributable to almonds, $540,000 to walnuts, and $477,000 to grapes. The comparable amounts of accounts receivable at December 31, 1999 were $661,000 attributable to almonds, $430,000 to pistachios, $285,000 to walnuts, and $424,000 to grapes. The price estimated for recording accounts receivable at September 30, 2000 was $1.00 per pound for almonds. For every $.01 change in the price of almonds Registrant's receivable for almonds increases or decreases by $16,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.32 to $2.26.

The price estimated for recording accounts receivable for walnuts was $.45 per pound. For every $.01 change in the price of walnuts, Registrant's receivable increases or decreases by $12,000. The final price for walnuts has averaged from $.45 to $.60 over the last three years. The prices used to estimate accounts receivable related to grapes is based on the variety of wine grape and the market for that variety. At year-end the average price used for recording the accounts receivable was $185.00 per ton. For every $1.00 change in the price, Registrant's receivables related to grapes can increase or decrease approximately $3,000. The average price for grapes has averaged between $250.00 per ton to $375.00 per ton over the last three years.

For information about futures contracts and options outstanding at September 30, 2000 and December 31, 1999, see Note D of Notes to Consolidated Condensed Financial Statements.


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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits -

      3.1 Restated Certificate of Incorporation  *
      3.2 Bylaws                                 **
     27.1 Financial Data Schedule (Edgar),
            September 30, 2000


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


                                       TEJON RANCH CO.
                                       ------------------------
                                       (Registrant)




October 13, 2000                       BY  /s/ Allen E. Lyda
----------------                          -----------------------------------
                                          Allen E. Lyda
                                          Vice President, Chief
                                           Financial Officer