Form 10-K
period 2000-12-31
TEJON RANCH CO
filed 2001-03-27
CIK 96869

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000
                                -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number : 1-7183

                                 TEJON RANCH CO.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                           77-0196136
----------------------------                        ----------------------------
(State or other jurisdiction                        (IRS Employer Identification
of incorporation or organization)                   Number)

                     P.O. Box 1000, Lebec, California 93243
                     --------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: (661) 248-3000
                                                    --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
Title of Each Class                                       Which Registered
Common Stock                                            New York Stock Exchange

                                    Securities registered pursuant to Section 12
(g) of the Act:

                                      None
                                      ----

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

      The aggregate market value of Registrant's Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 23, 2001 was $340,844,715 based on the closing price on that date on the New York Stock Exchange.

      The number of the Company's outstanding shares of Common Stock on March 23, 2001 was 14,291,183 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2001 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

                                                         Total Pages -        79
                                                         Exhibit Index - Page 35

                                     PART I

ITEM 1. BUSINESS

Throughout Item 1 - "Business," Item 2 - "Properties," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," we have made forward-looking statements regarding future developments in the cattle industry, in our strategic alliances and the almond industry, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza, potential losses to the Company as a result of pending environmental proceedings and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness. These forward-looking statements are subject to factors beyond our control (such as weather, market and economic forces) and, with respect to our future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

Tejon Ranch Co. is a diversified, growth oriented land development and agribusiness company whose purpose is to increase the value of our real estate and resource holdings and maximize our market value for our shareholders. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land which, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We believe that our land holdings offer attractive development opportunities. We also have significant, existing commercial real estate developments along Interstate 5 (a major, north-south federal highway in California that runs through our land), and we have significant livestock, farming and mineral extraction operations.

Over the last four years we have been implementing a new strategic plan that sets out a broad strategy for enhancing stockholder value. Specifically, the plan has focused on planning and development of our largest and most valuable asset, our 270,000-acre land holding, as well as growing our other core businesses.

In implementing the new strategic plan, we have:

      .     Increased revenues from operations over the last four years,
      .     Purchased a feedlot in Texas to further enhance and expand livestock operations,
      .     Increased the cattle herd by over 20,000 head in order to expand market opportunities,
      .     Sold $6 million of non-strategic real estate assets, using the proceeds to purchase commercial and industrial buildings for current and future revenue sources,
      .     Began development of the 351-acre Tejon Industrial Complex, with the first occupant being the 51-acre Petro Travel Plaza that opened for business in 1999 and the first purchaser being IKEA, an
            international home furnishings retailer. IKEA is constructing a regional warehouse having 850,000 or more square feet at the Complex and IKEA will ultimately have 1.8 million of square feet of building at the Complex when completed,
      .     Signed a joint venture agreement on March 14, 2001 with Dermody
            Properties for the development of a 660,000 square foot building on
            31 acres within the Tejon Industrial Complex.
      .     Signed an agreement with Enron North America Corp. and one of its affiliates, for the development of a power plant on our land,
      .     Signed a joint venture agreement with three well-known home builders for the creation of a 4,000-acre master-planned community on our land in Los Angeles County which we call "Rolling Meadows," and which we expect to expand to 6,500 acres,
      .     Began trading on the New York Stock Exchange on July 28, 1999,
      .     Purchased an almond hulling and processing plant to enhance and expand our farming operations,
      .     Successfully completed a rights offering on January 16, 2001, raising $30 million in new capital, and

More recently we have decided to focus our primary efforts and resources on real estate development instead of trying to grow all of our businesses at the same time. In addition to our Tejon Industrial Complex and the Rolling Meadows residential project, we are engaged in the constraints and feasibility analyses and phase I planning of a master-planned mountain community. We envision that the major components of any proposed project would include mountain homes, a high quality golf resort, a commercial component and substantial open space. We call this concept "Tejon Mountain Village." Although the size and exact location of this development concept have not yet been decided upon, it could involve several thousand acres. While we have not defined the products to be offered, they could include sites for several thousand homes in a rural, mountain environment. In September 2000 we decided to commit the resources necessary to refine our concept, develop detailed plans, prove up the project's feasibility and, if all goes well, perform preliminary work necessary to apply for governmental approvals for this proposal.

We are also in the process of seeking entitlements during 2001 to expand the Tejon Industrial Complex by over 1000 acres. Our undertaking construction of these residential and industrial projects is subject to a number of contingencies and uncertainties, and we cannot assure you that the developments will occur or that they will be successful.

In order to provide additional working capital for our real estate development activities, we are exploring the sale of our livestock assets. On December 27, 2000 we sold a small portion of our cattle assets to Echeverria Cattle Company, LLC, which is owned by Matthew J. Echeverria, our former Senior Vice President, Livestock and Ranch Operations. The transaction involved the sale of approximately 1,000 cows, 50 bulls and certain personal property for a purchase price of $893,000, as well as a grazing lease over approximately 55,000 acres of our land. In a separate transaction we have also sold an additional 1,000 head of stocker cattle to Mr. Echeverria in the normal course of our sales of stocker cattle.

We expect to continue entering into the sales of our livestock assets to one or more purchasers, and we expect that such sale would also involve leasing of additional acreage for grazing purposes. None of the grazing leases would affect any real estate development opportunities. Because of the preliminary stage we are in, we cannot assure you that any future sales will take place, nor can we predict the amount of additional working capital that will be provided from the sales.

The following table shows the revenues, operating profits and identifiable assets of each of our industry segments for the last three years:

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                        (Amounts in thousands of dollars)

                                                        2000         1999(1)       1998(1)
Revenues

Livestock Operations                                  $ 51,619      $ 40,576      $ 31,450
Farming                                                  7,225         7,433         8,671
Real Estate                                              9,347         7,268         6,966
                                                      --------      --------      --------
Segment Revenues                                        68,191        55,277        47,087
Interest Income                                            632           639         1,001
                                                      --------      --------      --------
Total Revenues                                        $ 68,823      $ 55,916      $ 48,088
                                                      ========      ========      ========

Segment Profits and Income (Loss) Before
Income Taxes and Minority Interest

Livestock Operations                                  $  2,264      $  1,757      $    970
Farming                                                     71         1,148         2,269
Real Estate                                              2,062         2,422         4,028
                                                      --------      --------      --------
Segment Profits (2)                                      4,397         5,327         7,267

Interest Income                                            632           639         1,001
Corporate Expense                                       (3,029)       (3,198)       (2,581)
Interest Expense                                        (2,701)         (863)       (1,065)
                                                      --------      --------      --------
Income (Loss) Before Income Taxes and
  Minority Interest in Consolidated Joint Venture         (701)        1,905         4,622
Minority Interest in Consolidated Joint Venture           (185)           --            --
                                                      --------      --------      --------
Income (Loss) Before Income Taxes                     $   (886)     $  1,905      $  4,622
                                                      ========      ========      ========

Identifiable Assets by Segment (3)
Livestock Operations                                  $ 34,491      $ 28,712      $ 30,055
Farming                                                 17,698        13,574        12,890
Real Estate                                             28,195        30,924         9,110
Corporate                                               17,903        18,309        20,959
                                                      --------      --------      --------

Total Assets                                          $ 98,287      $ 91,519      $ 73,014
                                                      ========      ========      ========

      (1) Certain industry segment information presented for the years ended prior to December 31, 2000 have been reclassified to conform to their presentation for the year ended December 31, 2000.
      (2) Segment Profits are revenues less operating expenses, excluding interest income and expense and corporate expense.
      (3) Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly-used assets. Corporate assets consist primarily of cash and cash equivalents, refundable and deferred income taxes and buildings and improvements.

Real Estate Operations

Our real estate operations consist of four principal activities: land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management. Our 270,000-acre land holding offers significant real estate development opportunities. Our land is characterized by diverse topography and scenic vistas and is conveniently served by three inter-regional highways. Interstate 5, one of the nation's most heavily traveled freeways, brings approximately 60,000 vehicles a day through our land, which includes 16 miles of Interstate 5 frontage and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor as well as laying the necessary groundwork for moving forward with potential destination uses, including residential and resort projects.

During 2000, development activity was principally focused on the 351-acre Tejon Industrial Complex at the Interstate 5/Laval Road interchange. The activity at the industrial complex was primarily related to infrastructure construction and marketing of commercial sites. Interest in developing industrial, warehouse, and distribution facilities on the remaining acreage at the Tejon Industrial Complex is being expressed by developers and end users. We have begun marketing building sites at the industrial complex to these groups. In September 2000, we closed the first sale of a building site, 80 acres purchased by IKEA, an international home furnishings retailer, and in March 2001 we have entered into a joint venture agreement with Dermody Properties for the development of the 660,000 square foot building on 31 acres within the Tejon Industrial Complex. We are in direct competition for customers with other industrial sites in Central and Southern California, including the inland empire region of Southern California.

During 1999, development activity was related to infrastructure construction for Petro Travel Plaza, a traveler-oriented development with restaurant, truck stop and gas station facilities located on approximately 51 acres in the complex. We organized a limited liability company with Petro Stopping Centers, L.P. for the project. The transaction is structured so that we were not required to contribute any capital other than the land and up to $1.4 million in off-site improvements, and we will ultimately receive 60% of the profits and cash flow after debt service. The term of the joint venture is 35 years, subject to mutual buy-out rights commencing in 2002. Petro Travel Plaza opened at the end of June 1999 and has experienced increasing sales and traffic through the site since the opening.

In March 2000, we formed a limited liability company with three well-known homebuilders (Lewis Investment Company, LLC, Pardee Construction Company and Standard Pacific Corp.), to develop a master-planned community initially on 4,000 acres on our land in Los Angeles County that we call Rolling Meadows. Under the terms of the agreement we are to contribute the land and $500,000 for feasibility studies and the developers are to invest a matching amount of funds up to an aggregate of $15.0 million to perform planning and feasibility work and to prepare applications for entitlements for the project, which they hope to file with Los Angeles County in mid 2001. The parties have agreed in principle to increase the size of the project to 6,500 acres, which means that we would contribute another 2,500 acres and the developers' cash contributions would increase to $27.5 million. No binding agreements have been entered into for this expansion of the project, however. If and when the entitlements have been obtained, we expect the limited liability company to make the required infrastructure improvements and to sell the lots to developers for the construction of homes. The three development companies participating in the project have the right to purchase up to 60% of the lots. We are entitled to receive 50% of the profits and cash flow, if any, from the development, which is not expected to be completed for several years.

In April 1999 we entered into an agreement with Enron North America Corp. and one of its affiliates which we call collectively "Enron." Under this agreement, Enron receives the use of certain land and real estate services related to the entitlement of approximately 31 acres of undeveloped land at the southern end of the San Joaquin Valley for the construction and operation of a power plant having an anticipated capacity of 750 megawatts of electricity. The project would be powered by natural gas turbines and would be subject to extensive environmental requirements. The transaction is subject to a number of contingencies, and Enron has the right to terminate the arrangement unilaterally at any time before the lease becomes effective. One of the major contingencies has been removed due to Enron receiving approvals from the California Energy Commission for the construction and operation of a power plant on our site.

Under the Enron arrangement we received $1,551,000 in 1999 and an additional $2,100,000 through December 31, 2000 as compensation for use and entitlement of the land. If the arrangement is not terminated by Enron, we are entitled to receive $100,000 monthly until rental under a separate lease commences or the payments reach an agreed maximum amount, although such payments could be significantly higher and could be paid earlier under certain circumstances. If Enron exercises its right to terminate the arrangement, we would be entitled to retain all payments made to the date of termination, but Enron would have no obligation to make any further payments. Payments under the lease, which include both rent and compensation for significant easement rights over other parts of our land, would be $2,600,000 per year (subject to certain adjustments which could be material), would commence when the plant becomes operational or earlier under certain circumstances and would be subject to escalation based upon changes in a designated consumer price index. We would also be entitled to receive additional rent after commercial operation of the plant begins, based upon production capacity at the plant and energy prices. The term of the lease would be 25 years from the date the plant becomes operational (or earlier under certain circumstances), and Enron would have three five-year options to extend the term.

In addition to the Petro Travel Plaza facility, we lease to various tenants land which is used for a full-service truck stop facility, a truck wash, four auto service stations with convenience stores, four full-service restaurants, five fast-food operations, a motel, two antique shops, and a United States Postal Service facility. In addition, several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes are also leased. In the commercial sales and leasing area, we are in direct competition with other landowners which have highway interchange locations along Interstate 5 and State Route 99 in the southern San Joaquin Valley and the Tehachapi Mountains.

We lease certain portions of our land to oil companies for the exploration for, and production of, oil and gas but do not ourselves engage in any such exploratory or extractive activities.

As of December 31, 2000, approximately 9,645 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 166,516 barrels of oil, 45,802 MCF of dry gas, and 727 gallons of wet gas during 2000. Our share of production based upon the average royalty rate during the last three years has been 57, 49, and 39 barrels of oil per day for 2000, 1999, and 1998, respectively. Approximately 402 producing oil wells were located on the leased land as of December 31, 2000. No new wells have been drilled on our land in recent years.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,440 acres under lease to National Cement Company of California, Inc., which we call "National," for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant having an original design capacity of approximately 600,000 tons of cement per year. The manufacturing plant has recently increased its production capacity to 1,000,000 tons. The amount of payment that we receive under the lease is based upon shipments from the cement plant. The term of this lease expires in 2006, but National has remaining options to extend the term for two additional successive increments of 20 years each and one final increment of 19 years. Significant proceedings under environmental laws relating to the cement plant are in process, see Item 3--"Legal Proceedings."

Livestock Operations

We conduct a beef cattle operation upon those portions of our land which are not devoted to farming, commercial real estate operating assets or other purposes. As indicated above, however, we are exploring the sale of our livestock operations, depending on market conditions, in order to provide additional working capital for our real estate development activities. The beef cattle activities include both commercial cow-calf operations (the maintenance of a cattle herd whose offspring are used to replenish the herd, with excess numbers being sold commercially) and grazing of stocker cattle (cattle purchased at light weights for growing on available range forage before being resold). At December 31, 2000, our cattle herd numbered approximately 39,146 head of which approximately 35,572 head were stockers and the remainder were in the breeding herd. Our cattle are either sold to stocker and feedlot operators or fed at our own feedlot in Texas and then sold to packers.

As to the sale of cattle, we are in direct competition with other commercial cattle operations throughout the United States. The prices received for our cattle are primarily dependent upon the perception of supply and demand at the time cattle are sold. In an attempt to reduce the market risks of our livestock activities, we usually hedge future sales of cattle in the futures and options markets or obtain fixed prices for future delivery through contracts with cattle buyers, feedlots, or packing houses. We purchased our own feedlot in Texas in 1997 in order to further vertically integrate our beef operations. At the feedlot we feed cattle for outside customers as well as our own cattle prior to sale to packers. The feedlot is in direct competition for customers with feedlots in west Texas and Kansas. We compete primarily on the basis of price and the quality of service offered to our customers.

During the last few years, a number of companies in the cattle industry began to explore in depth various forms of strategic alliances within the production, feeding and meat-packing segments of the cattle business. We believe there will be dramatic shifts in the form of cattle marketing in the United States. To be successful in the cattle industry in the future we believe that the producers of beef must become more consumer-oriented. To achieve this goal we began a program in 1997 to vertically integrate our cattle operations. We believe that vertical integration will allow us to control the quality of the product through the production process to the end users. To vertically integrate, we must control the feeding of cattle and create strategic alliances with other producers to supply beef products to end users.

To begin the process of vertical integration within the beef industry, we purchased the feedlot in Texas and entered into a strategic alliance known as Ranchers Renaissance with several other cattle producers to sell high quality, source-verified beef to end users such as restaurants and grocery stores. The strategic alliance with other cattle producers has grown to a size that we believe will support a source-verified branded beef product. The Ranchers Renaissance strategic alliance plans to introduce a branded beef product in a large chain of supermarkets on the east coast during the first half of 2001. A branded product is expected to provide us with additional returns on cattle placed into the program because we are able to obtain higher prices for higher quality beef. In 2000, 1999 and 1998 Excel Meat Packing, which purchases our cattle as part of the Ranchers Renaissance program, accounted for 27%, 39% and 22%, respectively, of our total revenues.

On December 27, 2000 we sold a portion of our cattle assets to Echeverria Cattle Company, LLC, which is owned by Matthew J. Echeverria, our former Senior Vice President, Livestock and Ranch Operations. The transaction involved the sale of approximately 1,000 cows, 50 bulls and certain personal property for a purchase price of $893,000, as well as a grazing lease over approximately 55,000 acres of our land. The lease has a term of ten years with two five-year options to extend the term and would provide for rent at the rate of $200,000 per year, subject to adjustment based upon the extent to which we exercise our right to use portions of the land for other purposes. The rent would also be subject to adjustment for the two five-year extension periods based upon changes in the price of calves between the date the lease commences and the date any such extension term commences. The sale involved approximately 22% of our breeding herd and approximately 3% of the total amount of our cattle. Mr. Echeverria continues to render services to the Company on a part-time basis.

At December 31, 2000 the Livestock Division accounted for approximately $34.5 million in book value of our identifiable assets representing approximately 35% of the book value of our total assets. The book value of the Livestock Division assets is not necessarily indicative of their fair market value. For the fiscal years ended December 31, 2000, 1999, and 1998, the Livestock Division accounted for approximately 75%, 73%, and 65%, respectively, of our total revenues. The completed sale and any possible future sales may include substantially all the assets of the

Livestock Division. While the possible sale of livestock assets would likely provide significant working capital, it would also result in a loss of significant revenues and income even after taking into account the revenue stream from grazing leases that we expect to enter into in connection with the sale.

Cattle prices strengthened during the last half of 2000 and continued to strengthen in early 2001. The increase in cattle prices is due to increases in demand for beef products and the reduction in cattle numbers within the United States. We believe that overall cattle prices should continue to improve during 2001 due to the factors stated.

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes--1,555, almonds--1,985, pistachios--738 and walnuts--295. Included in these acreage figures are 300 acres of almonds planted in 1998 and 300 acres of almonds planted early in 1999. These new almond developments are expected to have their first harvestable crops in 2001 and 2002. Our objective in planting new trees is to offset the normal yield decline as our older plantings reach productive maturity and to improve revenues from farming operations in future years. As certain of our permanent plantings age to the point of declining yields, we will evaluate the advisability of replanting those crops or replacing them with different plantings, depending upon market conditions. We also lease approximately 1,000 acres to third parties for the farming of row crops.

We sell our farm commodities to several commercial buyers. As a producer of these commodities, we are in direct competition with other producers within the United States and throughout the world. Prices received by us for our commodities are determined by total industry production and demand levels. We attempt to improve price margins by producing high quality crops through cultural practices and by obtaining better prices through marketing arrangements with handlers. In order to control the quality of our almonds through the processing phase and to reduce future processing costs, in May 2000 we formed a joint venture with D. Billings Family Trust, a significant San Joaquin Valley farming company, to own and operate an almond hulling, shelling and processing plant purchased by us in January 2000. The purchase price was $2,700,000. We are entitled to two-thirds of the profits and cash flow after debt service. In addition to using the almond processing plant to process our crop and that of our co-venturer, we also hull, shell and process almonds for outside growers.

In 2000 our almonds were primarily sold to various commercial buyers, with one of the buyers receiving approximately 35% of the crop. Since we now process our own almonds, we have considerably more flexibility over the timing and nature of our sales. We do not believe that we would be adversely affected by the loss of our largest buyers because of the size of the almond market, the large number of other buyers that would be available to us and the fact that the prices for these commodities do not vary based on the identity of the buyer.

The California almond industry is subject to a federal marketing order which empowers the California Secretary of Agriculture to set the percentage of almonds which can be sold during any crop year and the percentage of almonds to be held in reserve in order to assist in the orderly marketing of the crop. During 1999, the State of California had a record almond crop that led the Almond Board of California, an industry group, to request an almond marketing reserve that was approved by the Secretary of Agriculture. The marketing order had allowed us to sell only 77% of the 1999 crop until the summer of 2000, when the marketing order was lifted and we were able to sell the remaining 23% during the third quarter of 2000. Historically, marketing orders have been lifted in the following year after the size of the crop for that year is determined. During 2000 and 1998 the saleable percentage was set at 100%.

In 2000, the majority of our pistachios were sold to one customer, and our walnuts were sold to two customers, each receiving approximately 50% of the crop. During 2000 the majority of wine grapes were sold to one winery, Golden State Vintners. Our contract with Golden State Vintners expired with the purchase of this year's crop, and, while discussions are ongoing, we have not entered into another contract. We believe that there is an imbalance between the supply of wine grapes and the demand as the result of so many new plantings coming into production. We cannot assure you that we will find buyers for all or any significant portion of our wine grape production in 2001 and beyond or that any contracts entered into will be profitable. The lack of purchasers for our wine grapes would materially affect our business.

Overall crop production from our farming operation was less than 1999 levels primarily due to reduced almond and walnut production.

Our almond production for 2000 was 14% less than for 1999 due to weather related problems during the almond bloom. Prices for almonds, however, increased approximately 20% when compared to year-end 1999 levels. The decrease in production was offset by the increase in prices which, combined with the sale of carryover inventory, generated revenues approximately 100% greater than 1999 revenues.

Grape yields and revenues for 2000 declined when compared to 1999 levels due to significant reductions in the prices returned for our grapes. Grape prices fell approximately 55% during 2000. Pistachio production increased slightly in 2000 and prices remained fairly stable for the year when compared to 1999 pistachio prices. Walnut production declined approximately 55% for 2000 due to weather related problems in the spring.

Overall 2000 crop revenues were less than expected due mainly to a decrease in grape prices and lower walnut revenues. See "Management's Discussion and Analysis of Financial Statements and Results of Operations". We expect further price pressure on both nuts and grapes as new production within California comes online. Nut and grape crop markets are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices.

2000 was an adequate water year with 90% of our water entitlement being available from the State Water Project. In addition, there was sufficient runoff from local mountain streams allowing us to capture this water in reservoirs and utilize it to offset some of the higher priced State Water Project water. The State Department of Water Resources has announced its 2001 water supply at 25% of full entitlement, although this number is expected to increase to reflect late winter precipitation. Combined with other water supplies the water district will be able to make available to its farmers, this level of supply will not fully cover all of our farming needs. If in any year the entire entitlement is not available, we will have to rely on ground water sources, water transfers from the Tejon-Castac Water District and water banking arrangements that we have has entered into. Water from these sources may be more expensive because of pumping costs and transfer costs but will make up the shortfall we could face in 2001.

See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, "Properties".

Customers

During 2000, 1999 and 1998 the following customer accounted for more than 10% of our consolidated revenues: Excel Meat Packing, a purchaser of cattle, (27% in 2000, 39% in 1999 and 22% in 1998.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2000, we had 138 full-time employees.

                        Executive Officers of Registrant

The following table shows, as to each executive officer of ours, the offices held as of March 20, 2001, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the board of directors.

Name                           Offices                                              Held Since          Age
-----------------------------------------------------------------------------------------------------------
Robert A. Stine                President and Chief                                  1996                54
                               Executive Officer, Director

Jeffrey H. Warren              Vice President, Property Management                  2001                48
                               and Ranch Operations

Allen E. Lyda                  Vice President,                                      1990                43
                               Chief Financial Officer,
                               Treasurer, and Assistant Secretary

Dennis F. Mullins              Vice President,                                      1993                48
                               General Counsel and Secretary

Dennis J. Atkinson             Vice President, Agriculture                          1998                50

-----------------------------------------------------------------------------------------------------------

A description of present and prior positions with us, and business experience for the past five years is given below.

Mr. Stine has been employed by us since May 1996, serving as President and Chief Executive Officer and as a Director. Mr. Stine served as the Chief Executive Officer of the Collins Companies, a real estate development company, from 1986 to April 1995.

Mr. Warren has been employed by us since December 2000, serving as Vice President, Property Management and Ranch Operations. In 1999 he was a Director and Chief Financial Officer of BB Energy, an independent oil and gas exploration and production company headquartered in Bakersfield, CA. In 1998, before joining BB Energy, Mr. Warren served as General Manager and Chief Financial Officer of West Coast Quartz Corporation of Fremont, CA (a manufacturer of parts for semiconductor production equipment) and in 1994 as Vice President and Director of Petsec Energy of Lafayette, LA (an oil and gas exploration and production company operating in the Gulf of Mexico).

Mr. Lyda has been employed by us since 1990, serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995 and Chief Financial Officer in 1999.

Mr. Mullins has been employed by us since 1993, serving as Vice President, General Counsel and Secretary.

Mr. Atkinson has been employed by us since July 1998, serving as Vice President, Agriculture. From 1995 to 1998, he was a farm manager with Wilson Ag, an agricultural company in Kern County. Prior to this he was a farm manager with Tejon Farming Company, a subsidiary of the Company.

ITEM 2. PROPERTIES

Our 270,000 acres include portions of the San Joaquin Valley, foothills, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. A number of key transportation and utility facilities cross our land, including Interstate 5, California Highways 58, 138 and 223, the California Aqueduct (which brings water from Northern California), and various transmission lines for electricity, oil, natural gas and communication systems.

Approximately 250,000 acres of our land are located in Kern County, California. The Kern County General Plan for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the County General Plan is intended to provide general guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. In addition to the General Plan, much of our land will require specific zoning and site plan approvals prior to actual development. We have not yet made specific proposals to the County to implement any part of our proposed land use concepts, except at the Laval Road Interchange on Interstate 5 where the Tejon Industrial Complex is located.

The remainder of our land, approximately 20,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies which contemplate future limited residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. In March 2000 we formed a limited liability company with three major Southern California homebuilders to pursue a master planned community on our Los Angeles County land. See "Business--Real Estate Operations."

Portions of our land consist of mountainous terrain, and much of the land is not presently served by developed roads or by utility or water lines. Any significant development of the land would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner which accommodates a number of environmental concerns, including endangered species and wetlands issues, that may limit development of portions of the land or result in substantial delays in getting governmental approval.

During 1999, we completed the purchase of three industrial and commercial buildings in Phoenix, Arizona and a commercial office building in Rancho Santa Fe, California for a combined price of $10,550,000. The Phoenix property is a cluster of three buildings in a master planned industrial park located near Sky Harbor International Airport and adjacent to the Interstate 10 Freeway. The Rancho Santa Fe property is located within the village of Rancho Santa Fe. The buildings were acquired to complete a tax deferred exchange of real property in which $4,250,000 in proceeds from the sale of land in December 1998, $1,750,000 in proceeds from the sale of an easement in 1999 and $4,800,000 in bank borrowings were used to pay for the properties and all closing costs. The bank borrowings are secured by the Phoenix properties.

Due to our location and the undeveloped state of our property, from time to time unsolicited proposals are made for governmental or quasi-public uses of portions of the property or neighboring lands by entities, some of which may have the power of eminent domain. For the most part, we make a determined effort to ensure that any such proposals are implemented in a manner that is environmentally sound and that will maintain our flexibility to develop our adjoining lands. The construction of a major oil pipeline over the Ranch was completed in February 1999. The pipeline follows the alignment of other oil pipelines along the Interstate 5 corridor. The pipeline company purchased its easement from us in November 1997 for $2,050,000, and it purchased a one-acre parcel for a pump station in 1998 for $150,000. In January 1999, Qwest Communications Corporation, an affiliate of the pipeline company, purchased an easement in the same location for fiber optic cable uses for $1,750,000. Our lands are also being evaluated as a possible route for a high speed rail system between Los Angeles and San Francisco.

Water Rights

Existing long-term contracts with the Wheeler Ridge-Maricopa Water Storage District, which we call the "Wheeler Ridge Water District," provide for water deliveries from the California State Water Project to portions of our land in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts we are entitled to annual water for 5,496 acres of land, which is adequate for our present farming operations. The long-term water supply picture in the state is uncertain, however, not only due to recurring droughts, but also because of existing and likely additional restrictions placed on water exported from the Sacramento-San Joaquin River Delta. The impact of these restrictions could adversely affect our business.

The years 1995 through 1999 were excellent water years with 100% of our water entitlement being available from the State Water Project. While the year 2000 Project allocation was only 90%, the Wheeler Ridge Water District was able to supply us with 100% of our contract entitlement. In addition, in each of these years, there was sufficient runoff from local mountain streams to allow us to capture this water in reservoirs and utilize it to offset some of the higher priced State Water Project water. Both the Wheeler Ridge Water District and we are able to bank (percolate into underground aquifers) some of our excess supplies for future use. The Wheeler Ridge Water District expects to be able to deliver our entire contract water entitlement in any year that the State Water Project deliveries exceed 30-50% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if State Water Project deliveries are less than 30-50% of our entitlement in any year, or if less severe shortages continue for a sustained period of several years, then the Wheeler Ridge Water District may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfers from the Tejon-Castac Water District and water banking assets. Water from these sources may be more expensive because of pumping costs and transfer costs. Also, as we develop our real estate for residential, commercial and industrial uses, there will be less water available for agriculture from the Tejon-Castac Water District. A 25% allocation has been made by the State Water Project for 2001. With this allocation, along with the Wheeler Ridge Water District's additional supplies and Tejon-Castac Water District's supplies, we believe that we will have adequate water supplies for farming in 2001.

The water contracts with the Wheeler Ridge Water District require annual payments related to the fixed costs of the California State Water Project and the Wheeler Ridge Water District, whether or not water is used or available. The contracts also establish a lien on benefited land. Payments made under these contracts by us for the three years ended December 31, 2000, 1999 and 1998 were $793,000, $1,300,000, and $1,200,000, respectively.

Land benefiting from the Wheeler Ridge Water District is subject to contingent assessment liens that are senior in priority to any mortgages on the property. The liens secure bonds issued by the Wheeler Ridge Water District to finance construction of water distribution facilities. Lien enforcement of assessments and contracts can involve foreclosure of the liens and the resulting loss of the land subject to the liens. The Wheeler Ridge Water District will impose contingent assessments (over and above our normal costs for water entitlement) only if the District's revenues from water contracts and other regular revenue sources are not sufficient to meet its obligations. Lien assessments are levied by the District based on estimated benefits to each parcel of land from the water project serving the land. The Company is presently subject to such contingent liens totaling approximately $784,000. Since commencement of operations in 1971, the District has had sufficient revenues from water contract payments and other service charges to cover its obligations without calls on assessment liens and has advised that it does not presently anticipate the need to make any calls on assessment liens.

Under California law, lands located in a water storage district may be reassessed at the request of the district board of directors or at the request of 10% or more of the district landholders. As a result of any reassessment, which is based upon relative benefits from district facilities to each land parcel, the lien assessments may be redistributed and may increase or decrease for any particular parcel. Additional projects undertaken by the water district, if any, which might result in new assessment liens must be approved by landowners of more than one-half of the land (based on valuation) in the district.

In addition to our agricultural contract water entitlements, we have an additional entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, a local water district serving only our land and land we have sold in the Tejon Industrial Complex, has 5,278 acre feet of State Water Project entitlement, or enough to supply over 10,000 average families assuming 100% delivery. In addition, Tejon-Castac has nearly 15,000 acre feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of long-term water supply contracts extending to 2035 between Tejon-Castac and our company. Tejon-Castac would be the principal water supply for any significant residential and recreational development in Tejon Mountain Village and is regarded as a backup supply for the Tejon Industrial Complex. Tejon Industrial Complex's primary sources of water are Wheeler Ridge Maricopa Water Storage District and a well on ranch lands.

The water agency serving the Los Angeles County portion of our land, the Antelope Valley-East Kern Water Agency, has significant surplus entitlement and, although no assurance has been given, it has indicated that it would be able to provide the water needed for a major development like Rolling Meadows.

Portions of our property also have available groundwater that would be sufficient to support low density residential development in Tejon Mountain Village, supply significant commercial development in the Interstate 5 corridor and provide a significant back-up supply for development in Los Angeles County including Rolling Meadows.

Historic State Water Project restrictions on the right to use agricultural water entitlement for municipal and industrial purposes were removed in 1995. For this purpose "municipal" use includes residential use. Therefore, although only 2,000 of Tejon-Castac's 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on Tejon-Castac's ability to deliver that water to residential or industrial developments. However, for political and regulatory reasons, it is unlikely that we would be able to direct any of our Wheeler Ridge Water District agricultural entitlement to municipal or industrial uses.

ITEM 3. LEGAL PROCEEDINGS

We lease land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. See "Business - Resource Management." In August 1997 National ceased burning hazardous waste as supplemental fuel in the cement plant located on the land leased from us. The fuel was obtained, transported, stored and processed by National's subtenant, Systech Environmental Corporation ("Systech"). Systech has removed most of the above ground improvements from its former sublease premises and its formal closure plan under the Resource Conservation and Recovery Act and the California Hazardous Waste Control Act has been approved by the California Department of Toxic Substances Control. Systech has begun the site investigation work specified in the closure plan, and has undertaken to perform any required cleanup work.

Contamination has been discovered on the land leased to National, including at several landfills containing industrial waste, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, underground plumes of chlorinated hydrocarbons originating at each of the foregoing sites, and diesel fuel which leaked from a pipeline. Because the waste in some or all of the sites has contaminated groundwater, the California Regional Water Quality Control Board for the Lahontan Region (which we call the "Regional Water Board") has issued investigation and cleanup orders with respect to all of these sites. These orders, which have different provisions depending on the site involved, generally require National, Lafarge Corporation (which we call "Lafarge"), the predecessor in interest to National under the existing lease, and us to investigate and clean up soil and groundwater contamination in the vicinity of the sites. Although we did not deposit any of the contaminants, the orders state that we, as a landowner, will be responsible for complying with the orders if Lafarge and National fail to perform the necessary work. Civil fines for violations of a Regional Water Board order can be as high as $10,000 per day for each day the violation occurs and as high as $15,000 per day for each day a discharge of pollutants and a violation of the order occurs.

Lafarge has undertaken the investigation and remediation of the landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Additional work may be required to alleviate groundwater contamination and chlorinated hydrocarbon plumes resulting from the landfills. In 2000, Lafarge removed PCE - contaminated soil at the drum storage site in an action supervised by the Regional Water Board. Lafarge has completed a substantial amount of the site investigation of the chlorinated hydrocarbon plume that was released at the drum storage area and by the underground waste oil tank, and is undertaking additional investigation work and feasibility studies under the oversight of the Regional Water Board. This plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction, where it has been found to be leaking into a small, local creek. Lafarge has proposed installation of a pump and treat remediation system designed to capture and remove the chlorinated hydrocarbons before they reach surface water. With respect to the diesel pipe line leak, Lafarge has performed some site investigation. The leak produced an extensive plume of diesel contamination which has migrated under the cement plant itself. In 2000, National and Lafarge reimbursed Tejon for the costs it has incurred over the last four years to monitor the site investigations and defend itself in Regional Water Board proceedings. In light of the cleanup work performed by Lafarge and the cost reimbursement by National and Lafarge, it is unlikely that litigation against Lafarge and National will be initiated by us.

In 2000, the Regional Water Board named National as the primarily responsible party in a cleanup and abatement order relating to cement kiln dust on the cement plant site. That order incorporates the Regional Water Board's final kiln dust management plan for this site, which requires long term monitoring of the cement kiln dust piles on the premises along with stabilization measures of the sort previously undertaken by National, but does not require the removal or disposal of the piles, National is implementing this order. The Regional Water Board named Lafarge and us secondarily responsible on the order relating to the kiln dust piles, which means that Lafarge and we could be ordered to perform the obligations of National under the order if it should fail to do so. Lafarge and we have agreed that in the event of National's default, Lafarge would undertake National's work before we are called upon to do so.

The United States Environmental Protection Agency ("USEPA") has proposed to regulate all kiln dust nationwide under the hazardous waste program, but with a tailored set of standards. The proposed rules would mostly involve careful groundwater monitoring and possibly covering dust piles. Measures of this type are already being taken by National on the cement plant site pursuant to the Regional Water Board order described above. Kiln dust from cement plants that used supplemental fuels like the plant operated by National would not be treated any differently under this program. The cement industry filed comments opposing the proposed rules for kiln dust and is engaged in a legislative effort to secure the management of kiln dust as a non-hazardous waste. The industry has also proposed an enforceable agreement between the cement manufacturers and USEPA with respect to the management of kiln dust in lieu of regulations. USEPA is considering this approach. In 1995, the California Legislature enacted legislation classifying kiln dust as a non-hazardous waste if it is managed on-site under regulations administered by a regional water quality control board and would otherwise be classified as hazardous solely because of its extreme pH content. We believe this legislative reclassification will apply to the kiln dust pile used by National until 1999, but possibly not to older piles created by Lafarge and its predecessors, which may contain bricks contaminated with chromium. If the chromium bricks are present, that could provide an independent basis for classifying the kiln dust as a hazardous waste.

To date, we are not aware of any failure by Lafarge or National to comply with the orders of the Regional Water Board or to pursue the cleanup and investigation actions as informally instructed by Regional Water Board staff. We have not been ordered by the Regional Water Board to perform any of the investigative, characterization, remediation or removal activities. However, we have been compelled to become involved in reviewing the investigative reports and cleanup recommendations made by Lafarge and its consultants and in monitoring the Regional Water Board proceedings and Lafarge's activities.

Under the lease between National and us, the tenant is obligated to indemnify us for costs and liabilities arising directly or indirectly out of the use of the leased premises by the tenant. All obligations under this indemnity provision arising after the assignment of the lease to National (which occurred in November 1987) were assumed by National, and Lafarge has liability for all obligations under the indemnity provisions arising before the assignment. National's obligation is guaranteed by its parent, National Cement Company, Inc. We believe that all of the matters described above in this Item 3 are included within the scope of the National and Lafarge indemnity obligations.

The Company believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. Publicly available financial information with respect to Lafarge indicates that it had a net worth of approximately $1.8 billion as of September 30, 2000. National and its parent/guarantor are subsidiaries of a large French company, and, so far as we are aware, no separate financial statements are publicly available with respect to either company. However, we have held discussions with National which indicate sufficient resources are available to satisfy any reasonably likely obligations relating to the above matters. Thus, Lafarge and National have not been charged with violating any Regional Water Board orders and appear to have the financial strength to carry out any future orders that may be approved by the Regional Water Board. Therefore, we believe that it is remote that any cleanup orders issued by the Regional Water Board will have a material effect on us. If, however, National and Lafarge do not fulfill their cleanup responsibilities and we are required at our own cost to perform the remedial work likely to be mandated by the regulatory agencies on the sites described above, the amount of any such expenditure by us could be material.

As an unrelated matter, we became aware that soils contaminated by leaking gasoline and diesel fuel tanks are present on the premises along the Interstate 5 corridor leased by Travel Centers of America for a truck stop and gas station. The Kern County Environmental Health Services Department has named us as a secondarily responsible party with respect to the underground diesel storage tanks that have leaked. The Central Valley Regional Water Quality Control Board has assumed jurisdiction over a contaminated storm water pond, which was cleaned up in 1998 by the tenant by removing contaminated soils. We would be required to clean up this contamination only if the tenant and the guarantors refused to respond to agency orders, and those parties have to date fully complied with all agency orders. Because of the financial strength of the lease guarantors, we believe that it is remote that complying with agency cleanup orders will have a material effect on us.

In 1999, we reached a settlement agreement with the current tenant (the company that owns all Travel Centers of America truck stops nationally), the former tenant, and the guarantors of the lease, Standard Oil Company of Ohio and BP Oil & Exploration, Inc. Under this settlement, the current tenant and BP Oil have agreed to respond to all government agency orders respecting site cleanup, to conduct cleanup to certain agreed-upon standards upon the expiration of the truck stop lease in 2008, to indemnify us from any and all losses suffered by us respecting re-use of the property, and to reimburse us $361,000 for all of our legal and consultant expenses in pursuing the agreement and attendant litigation. The reimbursement was received in 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting on May 1, 2001, our stockholders will be asked (1) to elect four directors, (2) to approve an amendment to the 1998 Stock Incentive Plan to increase the number of shares that can be issued under the Plan from 800,000 to 1,600,000, and (3) to approve an amendment to the Non-Employee Director Stock Incentive Plan to extend the dates through which awards can be granted under the plan and shares can be issued under the Plan for five years.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock began trading in July 1999 on the New York Stock Exchange. The following table shows the high and low sale prices for our Common Stock on the New York Stock Exchange and the American Stock Exchange for each period during the last two years, as reported by both exchanges.

                                 2000                              1999
                         -------------------------------------------------------
Quarter                  High            Low               High             Low
-------                  ----            ---               ----             ---

First                       28             21              22.63           16.50

Second                   24.31          20.50              31.13           16.13

Third                    29.81          21.88              33.75              24

Fourth                   25.75          19.05              29.63           19.81

As of March 21, 2001, there were 620 owners of record of our Common Stock.

We paid cash dividends of $.05 per share in each of the years 1999 and 1998. Two and one-half cents per share was paid in June and December of each year. No dividends were paid in 2000.

In May 2000 the Board of Directors decided to discontinue payment of dividends in order to conserve cash for the operations of the Company. Any future determination to pay dividends will be made in the discretion of the Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                             Years Ended December 31
                        (In thousands of dollars, except
                               per share amounts)

                           2000           1999            1998            1997            1996
                           --------------------------------------------------------------------
Consolidated
Operating Revenues,
Including Interest
     Income              $ 68,823      $ 55,916(1)     $ 48,088(2)     $ 38,229(3)     $ 18,960
Net Income(Loss)             (545)        1,181(1)        3,139(2)        3,032(3)        1,685
Total Assets               98,287        91,519          73,014          63,693          47,369
Long-term Debt             21,183        20,606           1,875           3,925           1,800

Stockholders' Equity       42,489        43,160          42,705          40,488          37,732
Income(Loss) per
Share, Diluted              (0.04)         0.09(1)         0.25(2)         0.24(3)         0.13
Cash Dividends
Declared and Paid
Per Share                    0.00          0.05            0.05            0.05            0.05

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout Item I - "Business," Item 2 - "Properties," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," management has made forward-looking statements regarding future developments in the cattle industry, in the Company's strategic alliances and the almond industry, our plans for future plantings of permanent crops, future yields, prices and water availability for the Company's crops, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly owned travel plaza, potential losses to the Company as a result of pending environmental proceedings and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of the Company (such as weather and market and economic forces) and, with respect to the Company's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Overview

We intend to continue focusing on increasing revenues and improving net income by developing our significant land holding and by expanding our real estate development activities. We are currently working to take advantage of existing resources and market conditions as well as to anticipate and create future market trends and demand. Part of this effort includes evaluating our land and water resources to ensure that the resources essential for growing the core businesses are available when and where needed. In the future, we will continue to assess the feasibility of entering into complementary new related lines of business and refining or reconfiguring current core businesses to take advantage of opportunities presented and changing market conditions.

Results of Operations

As reflected in the accompanying financial statements, there was a net loss of $545,000 in 2000 and net income was $1,181,000 in 1999 and $3,139,000 in 1998.

Net income for 2000 declined when compared to 1999 due primarily to reduced operating profits from farming, increased real estate expenses and higher interest expenses.

Net income for 1999 declined when compared to 1998 due primarily to lower farming revenues and increased real estate expenses.

Real Estate. Real Estate segment profit of $2,062,000 in 2000 is $360,000 less than 1999 segment profit. The decline in segment profit is due to increased revenues being more than offset by higher real estate expenses. Revenues grew $2,079,000 when compared to 1999. This growth is due to higher oil and mineral revenues of $402,000, the sale of land to IKEA for $2,000,000, an increase in revenues from Enron of $549,000, settlement of an easement transaction for $801,000, and an improvement in leasing revenues. These revenue improvements were partially offset by revenues in 1999 of $1,750,000 related to the sale of a fiber optic communications easement. Real Estate expenses increased $2,439,000 during 2000 when compared to 1999. The increase in expenses are due to higher professional service fees of $764,000, an increase in fixed water costs of $183,000, and commissions and cost of sales totaling $2,000,000 related to the IKEA land sale. These costs were partially offset by a $360,000 improvement in our share of the net loss at the Petro Travel Plaza joint venture.

The increase in professional service fees continue to be related to our increased real estate development and entitlement activities. The loss at the Petro Travel Plaza joint venture declined during 2000 due to higher fuel sales, increased volume at its convenience store, and higher restaurant revenues. These improvements, however, could not offset the higher cost of sales during the year due to the significant increase in oil and gas prices. Even though a loss was shown for the year, cash flows continued to improve and expectations are for continued growth in the future as more travelers and trucking professionals place Petro on their refueling schedules.

In future years, as in 2000, the Real Estate Division will continue to see an increase in costs, net of amounts capitalized, primarily related to professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities. These types of real estate development activities and costs could continue over several years as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land, outside of Tejon Industrial Complex as in 2000, are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, and residential programs.

Real Estate segment profits of $2,422,000 in 1999 were $1,606,000 less than 1998 segment profits. This decrease in segment profits during 1999 was due to increases in staffing costs of $422,000, professional service fees of $252,000, increased depreciation costs of $365,000, and our share of losses related to the start-up, training, opening, and first year operations of the Petro Travel Plaza joint venture of $889,000. Partially offsetting these increases in costs, were higher revenues during 1999 when compared to 1998. During 1999, the Qwest easement sale proceeds of $1,750,000, payments from Enron of $1,551,000 related to land use and real estate services, a net increase in leasing income of $247,000, a $248,000 improvement in oil and mineral income, and improved communications revenues were more than offset by the sale of land in 1998 for a gain of $4,250,000.

The increases in staffing costs and professional service fees are directly related to the increased real estate development activities of the Company. The increase in depreciation is primarily related to the purchase of four commercial office buildings during 1999, which were purchased through a like-kind property exchange to defer taxes on gains from the sale of land in 1998 and the Qwest easement sale in 1999.

See Part I, Item 1 - "Business - Commercial and Land Use" for a further discussion of 2000 and future planning activities.

Livestock. Livestock segment profits of $2,264,000 in 2000 are an increase of $507,000 when compared to 1999 segment profits. The improvement in segment profits is primarily due to an increase in cattle sales of $9,800,000 and increased feedlot revenue of $1,200,000. Cattle sales grew due to 5,433 additional head of cattle being sold at higher average prices than in 1999. Feedlot revenues increased due to an increase in the average occupancy rate of outside customers during 2000. These improvements in revenues are partially offset by higher cost of sales on cattle sold of approximately $9,700,000 due to more cattle being sold and increases in feed cost of approximately $840,000 at the feedlot and year-end drought conditions on the ranch.

In order to provide additional working capital for our real estate development activities, we are exploring the sale of our livestock assets.

On December 27, 2000 we sold a portion of our cattle assets to Echeverria Cattle Company, LLC, which is owned by Matthew J. Echeverria, our former Senior Vice President, Livestock and Ranch Operations. The transaction involved the sale of approximately 1,000 cows, 50 bulls and certain personal property for a purchase price of $893,000, as well as a grazing lease over approximately 55,000 acres of our land. The lease has a term of ten years with two five-year options to extend the term and would provide for rent at the rate of $200,000 per year, subject to adjustment based upon the extent to which we exercise our right to use portions of the land for other purposes. The rent would also be subject to adjustment for the two five-year extension periods based upon changes in the price of calves between the date the lease commences and the date any such extension term commences. The sale involved approximately 22% of our breeding herd and approximately 3% of the total amount of our cattle. Mr. Echeverria continues to render services to the Company on a part-time basis. In a separate transaction we have also sold an additional 1,000 head of stocker cattle to Mr. Echeverria in the normal course of our sales of stocker cattle.

At December 31, 2000 the Livestock Division accounted for approximately $34.5 million in book value of our identifiable assets representing approximately 35% of the book value of our total assets. The book value of the Livestock Division assets is not necessarily indicative of their fair market value. For the fiscal years ended December 31, 2000, 1999, and 1998, the Livestock Division accounted for approximately 75%, 73%, and 65%, respectively, of our total revenues. The completed sale and any possible future sales may include substantially all the assets of the Livestock Division. While the sale of livestock assets would likely provide significant working capital, it would also result in a loss of significant revenues and income even after taking into account the revenue stream from the grazing leases that we expect to enter into in connection with the sales.

We continued to use the futures and options markets to protect the future selling prices of cattle and purchase prices of feed throughout 2000. During 2000, due to the increase in future cattle prices related to anticipated sales in 2001, we recognized approximately $966,000 in losses on closed hedge positions. These losses on closed hedge positions are anticipated to be partially offset in 2001 as cattle are sold at higher prices. Our goal in managing cattle and feed costs is to protect or create a range of selling prices and feed prices that allow us to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. The risk in managing cattle prices is that in those years that prices increase the hedge may limit or cap potential gains from the increase in price, and the risk in managing feed costs is that it can add additional costs for feed if grain prices fall dramatically.

Cattle prices strengthened during 2000 when compared to 1999 due primarily to increases in demand for beef products and the anticipation of lower future supplies of cattle. This improvement in cattle prices stalled during the fourth quarter of 2000 but began again for 2001 as inventory levels have declined. We believe that overall for 2001, cattle prices should continue to improve due to demand for product and lower inventories of cattle. At this time the U.S. cattle market has not been impacted significantly by widespread publicity regarding "Mad Cow Disease" or "Foot and Mouth Disease". As we sell our cattle during 2001, we do not believe this concern will affect the prices we receive or the cattle market in general.

Livestock operating profits of $1,757,000 in 1999 increased $787,000 when compared to 1998 operating profits. This increase in operating profits was primarily due to an increase in cattle sales revenues and the continuing profits of our feedlot operations. Cattle sales revenues increased approximately $15.4 million during 1999 due to 26,000 additional head of cattle being sold during 1999. This increase in cattle sold is the result of the growth in the cattle herd over the last three years. Our cattle herd at the end of 1999 was approximately 45,000 head compared to approximately 36,700 at the end of 1998. This increase in cattle sales revenues was partially offset by an increase in costs of sales on cattle sold of approximately $14.6 million due to the increase in cattle sold.

The increase in combined livestock and feedlot revenues of $9.1 million is due to the increase in cattle sales described above partially offset by a decrease in revenues of $6.5 million at our feedlot in Texas. This significant reduction in feedlot revenues is primarily attributable to the fact that we elected to have a substantial number of our own cattle fed at the feedlot during 1999, which resulted in a significant portion of the feedlot's revenues, when compared to 1998, being eliminated as an intercompany transaction. Feedlot operations were also impacted, but to a lesser degree, by lower outside customer occupancy levels during the summer months and by lower prices charged to outside customers. The decrease in revenues at the feedlot was more than offset by lower costs of sales due to lower prices for feed ingredients such as corn and milo when compared to the prior year. Overall for 1999, our feedlot produced $1.07 million in net operating profits, which is comparable to the prior year.

See Part I, Item 1 - "Business - Livestock Operations" for a further discussion of the Company's livestock operations for 2000 and future expectations.

Farming. Segment profits within the Farming Division during 2000 were $71,000, a decrease of $1,077,000 when compared to 1999 segment profits. The decrease in 2000 segment profits is due primarily to lower grape revenues of $2,307,000, lower walnut revenues of $549,000, and higher cultural costs of $532,000. These unfavorable variances were partially offset by the net profits from the almond processing plant of $371,000, increased almond revenues of $988,000, higher pistachio revenues of $78,000, and lower fixed water costs of $529,000.

The decrease in grape revenues is due to receiving lower prices for grapes than in 1999. Prices for our grapes declined approximately 55% during 2000 when compared to 1999. This decline in prices is due to increased grape production throughout California. This growth in production could continue to impact grape prices for the next three to four years. Improved prices will be realized only if there is increased demand for wine and grape products and/or there is a significant reduction in the number of acres used for grape production in California. 2000 was the final year of a multi-year purchase contract for our grape production. We have been in discussions with several wineries regarding production contracts for 2001 and future years, but due to the pricing pressure on grapes, the wineries are currently not interested in a contract for our grapes. If we have no grape contracts for 2001, we will market our grapes to various wineries and the prices received will be driven by the wineries' expectations regarding demand for their products and grape production. During our discussions with the wineries we have learned that there is little interest in purchasing the cabernet grapes that we currently grow. Based on this information, we have begun the process of removing 247 acres of fully depreciated cabernet grape acreage in order to save the cultural costs associated with growing the grapes.

Almond revenues in 2000 increased due to a 20% increase in prices resulting from lower crop production within California. Pistachio revenues were higher due to an 18% increase in production as prices remained comparable to the prior year. Walnut revenues declined due to a 55% decrease in production and the reversal of revenue associated with the 1999 crop because estimated prices for 1999 were less than we were actually paid.

Farming segment profits included results from our almond processing plant that we purchased in January 2000. This plant processes, hulls, and shells almonds for ourselves and outside customers. Our almond's processed by the plant have been sold to third parties. Cultural costs grew during 2000 when compared to 1999 due to new acreage coming into production, costs no longer being capitalized and to fewer costs being inventoried that are related to the 2001 crop year.

Industry expectations are that statewide nut crop yields should continue to improve, which may negatively impact prices. We continue to expect pricing pressure on our almonds over the next couple of years due to new statewide plantings beginning to produce higher volumes of almonds. This increase in production will positively impact our almond processing operation because of more almonds being available to process. All of our crops are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices. For a further discussion of the 2000 farming year refer to part I, Item I - "Business - Farming Operations".

Farming segment profits of $1,148,000 in 1999 were $1,121,000 less than 1998 segment profits. The decrease in 1999 segment profits was primarily due to reduced almond revenues of $1,354,000 and reduced revenues from pistachios of $194,000. These unfavorable variances were partially offset by increased walnut revenues of $94,000 and lower cultural costs of $297,000.

The decrease in almond revenues during 1999 was due primarily to lower sales prices for almonds during 1999. The price of almonds declined approximately 52% during 1999 when compared to 1998. The decline in prices was due to a record statewide crop for almonds. During 1999 our production increased nearly 1.0 million pounds when compared to 1998 due to improved weather conditions and to an increase in production from young almond orchards. The significant increase in almond production across the state of California led the Almond Board of California to request an almond marketing reserve that was approved by the Secretary of Agriculture for approximately 23% of the state's almond crop. This means that only 77% of our 1999 almond crop could be sold until the almond marketing order was lifted. During the summer of 2000 the marketing order was lifted and our remaining 1999 almond crop was sold. The combination of lower prices, which also impacted payments received in 1999 related to the 1998 almond crop, and the impact of the almond marketing order resulted in almond revenues declining as shown above. The decline in pistachio revenues during 1999 was due to a 30% fall in production because of the alternate bearing cycle of pistachios. The increase in walnut revenues was due to an increase in production that was partially offset by a $0.05 per pound reduction in walnut prices. There was no significant variance in revenues related to grapes during 1999 as compared to 1998 due to production and pricing levels remaining constant between the years.

Interest. Interest income for 2000 was $632,000 or $7,000 less than 1999 interest income. Income remained stable due to the average funds being invested remaining fairly flat when compared to 1999.

Interest income declined to $639,000 during 1999 from $1,001,000 in 1998 due primarily to a $3,300,000 reduction in average funds invested. Invested funds continued to decline during 1999 due to the growth of the cattle herd, capital expenditures, payment of dividends, and the financing of higher inventory balances.

Interest expense during 2000 was $2,701,000 compared to $863,000 during 1999. This growth in interest expense was due to an increase in borrowings related to livestock operations and real estate entitlement and infrastructure costs. Total interest incurred and paid in 2000 was $3,590,000 compared to $2,367,000 in 1999 of which $1,174,000 and $1,168,000 was capitalized, respectively. Interest incurred and expensed continued to grow during 2000 due to increased borrowing used to fund the growth of livestock operations, infrastructure development costs, the purchase of an almond processing plant, and real estate planning and entitlement activities. See Note 5 to the Audited Consolidated Financial Statements for a further description of short-term and long-term debt.

Interest expense during 1999 was $863,000, a decrease of $202,000 when compared to 1998 interest expense. The decrease in interest cost was due to an increase in capitalized interest related to increased real estate infrastructure costs. Total interest paid including capitalized interest in 1999 was $2,367,000, which was an increase of $1,080,000 over 1998. Total interest increased due to the funding of the growth in the cattle herd, infrastructure development and costs related to the development of the Tejon Industrial Complex, an increase in capital expenditures related to the purchase of commercial buildings, and the real estate planning and entitlement activities.

Corporate Expenses. Corporate expenses during 2000 were $3,029,000, a decline of $169,000 when compared to 1999 corporate expenses. When compared to 1999, reductions in insurance, director's fees and shareholder expenses were partially offset by increased staffing costs ($246,000). Staffing costs increased primarily due to deferred stock compensation and to Management Information Systems ("MIS") personnel being hired for all of 2000 compared to a partial year in 1999.

Corporate expenses for 1999 were $3,198,000, an increase of $617,000 when compared to 1998 corporate expenses. The increase during 1999 was due to higher staffing costs, increased director and shareholder expense, and to increases in donations. The increase in staffing costs ($335,000) was due to increases in the accounting and MIS departments, increased incentive compensation accruals, and increases in retirement plan costs. Higher director and shareholder expense ($185,000) was primarily due to costs associated with the transfer of the trading of our stock from the American Stock Exchange to the New York Stock Exchange. Donations increased approximately $97,000 primarily due to us committing to donate funds to help a local university build a new building for its business school.

Inflation. Inflation can have a major impact on our operations. The farming operations are most affected by escalating costs and unpredictable revenues (due to an oversupply of certain crops) and very high irrigation water costs. High fixed water costs related to our farm lands will continue to adversely affect earnings.

Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue, just as we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

Impact of Accounting Change. Effective October 1, 1998, we adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 standardizes accounting for all derivative contracts and requires that all derivative contracts be reported in the consolidated balance sheet at fair value. Derivatives meeting certain specific requirements can be designated as hedges and the special accounting rules of SFAS 133 applied. Unrealized gains and losses on derivatives not designated as hedges are reported in the consolidated statements of operations. For the year ended December 31, 2000 and 1999, we recognized losses of $966,000 and $256,000 related to SFAS 133 and recognized $200,000 in gains during 1998 related to SFAS 133. These amounts are included in livestock cost of sales.

Management has elected to not designate its futures and option contracts as hedges. Accordingly, for 1998 we reported a gain of $130,000, net of tax of $70,000, resulting from the cumulative effect of the change required by SFAS 133 in the consolidated statements of operations.

Financial Condition. Our cash, cash equivalents and short-term marketable securities totaled approximately $13,341,000 at December 31, 2000, an increase of $2,976,000 from the corresponding amount at the end of 1999. Working capital at the end of 2000 was $16,922,000, which is $644,000 greater than working capital at the end of 1999. We have a revolving line of credit of $27,000,000 that, as of December 31, 2000, had an outstanding balance of $16,030,000 bearing interest at a rate which floats with changes in the lending bank's prime interest rate. At our option the interest rate on this line of credit can be fixed for a period of time at 1.50% over a selected LIBOR rate or float at .50% less than the bank's prime lending rate. Our feedlot also has a short-term revolving line of credit for the feedlot with a local bank for $12,000,000 with an outstanding balance at December 31, 2000 of $4,840,000, bearing interest at a rate of 8.75%, which floats with changes in the lending bank's prime interest rate. The revolving line of credit at the feedlot is used as a short-term cash management tool and for the financing of cattle and feed receivables at the feedlot. Overall, the use of short-term credit has grown due to increases in inventories as a result of the growth of our business lines and of the funding of infrastructure construction costs on a short-term basis.

Our outstanding long-term debt, less current portion of $1,973,000, increased $577,000 to $21,183,000 at the end of 2000 when compared to 1999. Long-term debt is being used to fund real estate development infrastructure and farming assets on our land, commercial buildings in

Phoenix, Arizona that were purchased in 1999, our feedlot in Texas, and the almond processing plant purchased in January 2000.

The principal uses of cash and cash equivalents during 2000, 1999, and 1998 consisted of capital expenditures, expansion of the cattle herd, purchase of land, purchases of commercial buildings, purchase of an almond processing plant, payments of long-term debt, the payment of dividends and the financing of higher receivables and inventories.

The accurate forecasting of cash flows is made difficult due to the fact that commodity markets set the prices for the majority of our products and the fact that the cost of water changes significantly from year to year as a result of changes in its availability. Based on our past experience, we believe we will have adequate cash flows over the next twelve months to fund internal operations.

During 2001, $20,681,000 has been budgeted for capital expenditures, which includes nearly $13,000,000 for infrastructure at the Tejon Industrial Complex and $5,000,000 for real estate projects in Los Angeles County and the mountain/lake area of our land. Other items included in the capital expenditure budget are equipment, improvements to existing facilities, and a potential new pistachio planting.

One of the sources of funding for the above capital expenditures and ongoing operations during 2001 will be the proceeds of the $30 million rights offering that was completed on January 16, 2001. Proceeds from this offering were designated to be used to further develop the Tejon Industrial Complex and for costs related to constraints and feasibility analyses, early phase and detailed planning, and preparing applications for entitlements in the mountain/lake area of our land. Additional funds for capital expenditures and operations are expected to come from lines of credit with banks, reimbursement of infrastructure costs related to the Tejon Industrial Complex through bond proceeds from a local government agency, and from operating cash flows. We continue to expect that substantial investments will need to be made in future years, in our land assets to secure entitlements and develop the land. In order to fund this growth, we expect to use various financing alternatives such as joint ventures with financial partners, increases in lines of credit with banks, sales of assets, and the issuance of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial or commodity market prices or rates. We are exposed to market risk in the areas of interest rates and commodity prices.

Financial Market Risks

The Company is exposed to financial market risks, including changes to interest rates and credit risks related to marketable securities, interest rates related to its own outstanding indebtedness and trade receivables.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields while prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years with an investment grade of A or better from Moody's or Standard and Poors. See Note 2, Marketable Securities, of Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank's prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($4,731,000) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($16,452,000) can either be fixed for periods of time to a LIBOR rate or float with the lending bank's prime rate. The floating rate obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

We believe it is prudent to limit the variability of a portion of our interest payments. It is our objective to hedge between 25% and 50% of its variable-rate interest payments.

To meet this objective we entered into an interest rate swap to manage the potential fluctuations in cash flows resulting from interest rate risk. See Note 8 - Notes to Consolidated Financial Statements.

Credit and market risks related to our inventories and receivables ultimately depends on the value of the cattle, almonds, grapes, pistachios, and walnuts at the time of payment or sale. Based on historical experience with current customers and periodic credit evaluations of our customers' financial condition, we believe our credit risk is minimal. Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

                Interest Rate Sensitivity Financial Market Risks
                      Principal Amount by Expected Maturity
                              At December 31, 2000
                             (Dollars in Thousands)

                                                                                       There-             Fair Value
                             2001        2002       2003       2004         2005       after      Total    12/31/00
                             ----        ----       ----       ----         ----       -----      -----    --------
Assets:
  Marketable
     Securities           $  2,750    $  1,819    $ 4,786    $ 1,884          --          --    $ 11,239   $ 11,055
  Weighted
     Average
       Interest Rate          5.84%       5.97%      6.34%      6.85%         --          --        6.24%        --

Liabilities:
  Short-term Debt           20,870          --         --         --          --          --      20,870     20,870
  Weighted
     Average
      Interest Rate           8.71%         --         --         --          --          --        8.71%        --

  Long-term Debt             1,973       1,977      2,855      9,983         455       5,913      23,156     23,156
  Weighted
     Average
       Interest Rate          8.26%       8.26%      8.26%      8.26%       8.21%       7.91%       8.24%        --

Variable-To-Fixed
   Swap
    Notional Amount
      3-Year Swap               --      11,800         --         --          --          --      11,800     11,596

  Weighted Average
    Pay Fixed-Rate
    Contract Rate             6.91%       6.91%        --         --          --          --        6.91%        --

  Weighted Average
    Receive Variable
    Rate, Current Rate,
    Adjusts Monthly           6.71%         --         --         --          --          --        6.71%        --

                Interest Rate Sensitivity Financial Market Risks
                      Principal Amount by Expected Maturity
                              At December 31, 1999
                             (Dollars in Thousands)

                                                                                                  Fair Value
                    2000       2001       2002       2003       2004     There-after     Total     12/31/99
                    ----       ----       ----       ----       ----     -----------     -----     --------
Assets:
  Marketable
    Securities   $  3,303    $ 2,477    $ 1,915    $ 2,351    $   346         --       $ 10,392    $  9,942
  Weighted
    Average
    Interest
      Rate           6.31%      5.66%      6.49%      6.13%      6.70%        --           6.16%         --

Liabilities
  Short-term
     Debt        $ 18,447         --         --         --         --         --       $ 18,447    $ 18,447
  Weighted
   Average
     Interest
      Rate           8.00%        --         --         --         --         --           8.00%         --

  Long-term
     Debt        $  1,039    $ 1,793    $ 1,797    $ 2,675    $ 9,803    $ 4,538       $ 21,645    $ 21,645
  Weighted
    Average
     Interest
      Rate           7.96%      7.96%      7.96%      7.96%      7.91%      7.61%          7.86%         --

In comparison to the prior year our risk in regards to fluctuations in interest rates has increased due to the growth in the use of both short-term and long-term lines of credit that fluctuate with the bank's prime lending rate.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories, gross margins, accounts receivable, and certain anticipated transactions in our Livestock and Farming Divisions. Commodities such as corn and cattle are purchased and sold at market prices that are subject to volatility. In order to manage the risk of market price fluctuations, we enter into various exchange-traded futures and option contracts. We closely monitor and manage our exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged.

Our goal in managing our cattle and feed costs is to protect or create a range of selling prices and feed prices that allow us to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. See Note 7, "Commodity Contracts Used to Manage Risk", of Notes to Consolidated Financial Statements. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. Losses on futures contracts and options as of December 31, 2000 were $966,000 as compared to the approximately $256,000 in losses at December 31, 1999. The increase in hedge losses is primarily due to an increase in cattle prices during 2000, and an increase in 2001 prices related to the future delivery of cattle, which caused futures contracts and options to be repriced, creating losses on the derivative positions. These losses are expected to be offset by the increase in prices received on the sale of cattle.

Inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. See the table below for contracts outstanding at year-end. We are at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At December 31, 2000 approximately 80% of the cattle held in inventory or 31,317 head of cattle were not protected by futures and options for price movement. This compares to 22,500 head of cattle at December 31, 1999. The 2000 number of head of cattle equates to approximately 36.0 million pounds of beef. For each $.01 per pound change in price, we have a potential exposure of $360,000 in future value. Although the price which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.78 per pound and the current market price at March 21, 2001 was $.78 per pound.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 2000:

                                                  Original           Estimated
Commodity Future/Option           No.          Contract/Cost         Fair Value
     Description               Contracts       (Bought) Sold       (Bought) Sold
--------------------------------------------------------------------------------
Cattle futures sold
40,000 lbs. per contract         230           $ 6,826,000         $ (7,215,000)
Cattle options sold
40,000 lbs. per contract          25           $     4,000         $    (26,000)
Cattle options bought
40,000 lbs. per contract          95           $  (934,000)        $    930,000
Corn options bought
50,000 lbs. per contract          55           $  (613,000)        $    654,000

The above futures contracts and options contracts expire between February 2001 and April 2001. Estimated fair value at settlement is based upon quoted market prices at December 31, 2000.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 1999.

                                                  Original           Estimated
Commodity Future/Option           No.          Contract/Cost         Fair Value
     Description               Contracts       (Bought) Sold       (Bought) Sold
--------------------------------------------------------------------------------
Cattle futures sold
40,000 lbs. per contract         142           $  3,897,000        $ (3,985,000)
Cattle futures bought
50,000 lbs. per contract         280           $ (3,035,000)       $  2,960,000
Cattle options bought
40,000 lbs. per contract          50           $    (20,000)       $      8,000
Cattle options sold
40,000 lbs. per contract          50           $     20,000        $    (18,000)

The above futures contracts and options contracts expired between February 2000 and September 2000. Estimated fair value at settlement is based upon quoted market prices at December 31, 1999.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at December 31, 2000, only $1,352,000 is at risk to changing prices. Of the amount at risk to changing prices, $1,051,000 is attributable to almonds, $213,000 to pistachios, $53,000 to walnuts, and $35,000 to grapes. The comparable amounts of accounts receivable at December 31, 1999 were $661,000 related to almonds and $430,000 related to pistachios, $285,000 to walnuts, and $424,000 to grapes. The price estimated for recording accounts receivable at December 31, 2000 was $1.07 per pound for almonds. For every $.01 change in the price of almonds our receivable for almonds increases or decreases by $18,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $.89 to $1.85. With respect to pistachios, the price estimated for recording the receivable was $1.29 per pound, each $.01 change in the price increases or decreases the receivable by $9,000 and the range of final prices over the last three years for pistachios has been $1.16 to $1.35.

The price estimated for recording accounts receivable for walnuts was $.45 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $7,300. The final price for walnuts has averaged from $.45 to $.66 over the last three years. The prices used to estimate accounts receivable related to grapes is based on the variety of wine grape and the market for that grape. At year-end the average price used for recording the accounts receivable was $129.00 per ton. For every $1.00 change in the price, our receivables related to grapes can increase or decrease approximately $7,100. The average price for grapes has averaged between $125.00 per ton to $307.00 per ton over the last three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2001 Annual Meeting of Stockholders. Information as to our Executive Officers is set forth in Part I, Item 1 under "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to its 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to its 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:                         Page Number
                                                                     -----------

1.   Consolidated Financial Statements:

         1.1        Report of Independent Auditors                        42

         1.2        Consolidated Balance Sheets -
                    December 31, 2000 and 1999                            43

         1.3        Consolidated Statements of Operations -
                    Years Ended December 31, 2000, 1999
                    and 1998                                              45

         1.4        Consolidated Statements of Stockholders'
                    Equity - Three Years Ended
                    December 31, 2000                                     46

         1.5        Consolidated Statements of Cash Flows -
                    Years Ended December 31, 2000, 1999
                    and 1998                                              47

         1.6        Notes to Consolidated Financial
                    Statements                                            48

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

         10.10      1998 Stock Incentive Plan                             ****

         10.10(1)   Stock Option Agreement Pursuant to the 1998
                    Stock Incentive Plan                                  ****

         10.11      Employment Contract - Robert L. Stine                 ****

         10.12      Transaction and Option Agreement with Enron           *****
                    North America

         10.13      Option Agreement with Enron North America             *****

         10.14      Restricted Stock Grant Agreement                      ******

         10.15      Amendment to 1998 Stock Incentive Plan                67

         21         List of Subsidiaries of Registrant                    77

         23         Consent of Ernst & Young LLP                          78

(b) Report on Form 8-K filed during the last quarter of the period covered by this report:

      None.

(c) Exhibits

* This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

** This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

*** This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1996, is incorporated herein by reference.

**** This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1997, is incorporated herein by reference.

***** This document, filed with the Securities Exchange Commission in Washington
      D.C. (file Number 1-7183) under Item 6 to our 10-Q, for the period ending June 30, 1999, is incorporated herein by reference.

Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TEJON RANCH CO.


DATED: March 27, 2001                   BY: /s/ Robert A. Stine
                                           _____________________________________
                                        Robert A. Stine
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


DATED: March 27, 2001                   BY: /s/ Allen E. Lyda
                                           _____________________________________
                                        Allen E. Lyda
                                        Vice President, Chief Financial Officer
                                        & Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name                       Capacity                               Date
--------------------------------------------------------------------------------

/s/ Otis Booth, Jr.
___________________________Director                               March 6, 2001
Otis Booth, Jr.


/s/ Craig Cadwalader
___________________________Director                               March 6, 2001
Craig Cadwalader


/s/ Dan T. Daniels
___________________________Director                               March 6, 2001
Dan T. Daniels


/s/ Rayburn S. Dezember
___________________________Director                               March 6, 2001
Rayburn S. Dezember


/s/ John L. Goolsby
___________________________Director                               March 6, 2001
John L. Goolsby


/s/ Norman Metcalfe
___________________________Director                               March 6, 2001
Norman Metcalfe


/s/ George G.C. Parker
___________________________Director                               March 6, 2001
George G.C. Parker


/s/ Robert Ruocco
___________________________Director                               March 6, 2001
Robert Ruocco


/s/ Kent Snyder
___________________________Director                               March 6, 2001
Kent Snyder


/s/ Geoffrey Stack
___________________________Director                               March 6, 2001
Geoffrey Stack


/s/ Robert A. Stine
___________________________Director                               March 6, 2001
Robert A. Stine


/s/ Martin Whitman
___________________________Director                               March 6, 2001
Martin Whitman

                           Annual Report on Form 10-K

                    Item 8, Item 14(a)(1) and (2),(c) and (d)
         List of Financial Statements and Financial Statement Schedules
                              Financial Statements
                                Certain Exhibits
                          Year Ended December 31, 2000
                                 Tejon Ranch Co.
                                Lebec, California

                        Form 10-K - Item 14(a)(1) and (2)

                        Tejon Ranch Co. and Subsidiaries

         Index to Financial Statements and Financial Statement Schedules

ITEM 14(a)(1) - FINANCIAL STATEMENTS

The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----

Report of Independent Auditors                                                42
Consolidated Balance Sheets -
       December 31, 2000 and 1999                                             43
Consolidated Statements of Operations -
       Years Ended December 31, 2000, 1999 and 1998                           45
Consolidated Statements of Stockholders' Equity -
       Three Years Ended December 31, 2000                                    46
Consolidated Statements of Cash Flows -
       Years Ended December 31, 2000, 1999 and 1998                           47
Notes to Consolidated Financial Statements                                    48

ITEMS 14(a)(2) - FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Stockholders and Board of Directors
Tejon Ranch Co.

We have audited the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                        ERNST & YOUNG LLP

Los Angeles, California
February 15, 2001

                        Tejon Ranch Co. and Subsidiaries
                           Consolidated Balance Sheets

                                                                      December 31
                                                                   2000         1999
                                                               -------------------------
Assets
Current assets:
  Cash and cash equivalents                                    $ 2,286,000   $   423,000
  Marketable securities                                         11,055,000     9,942,000
  Accounts receivable                                            8,240,000     5,019,000
  Inventories                                                   23,924,000    22,808,000
  Prepaid expenses and other current assets                      1,260,000     1,101,000
                                                               -------------------------
Total current assets                                            46,765,000    39,293,000

Property and equipment, net                                     50,669,000    50,737,000

Other assets:
  Breeding herd, net of accumulated depreciation of $152,000
      in 2000 and $191,000 in 1999                                 788,000     1,259,000
  Other assets                                                      65,000       230,000
                                                                   853,000     1,489,000
                                                               -------------------------
Total assets                                                   $98,287,000   $91,519,000
                                                               =========================

                                                                     December 31
                                                                2000             1999
                                                            -----------------------------
Liabilities and stockholders' equity Current liabilities:
  Trade accounts payable                                    $  5,415,000    $  3,315,000
  Other accrued liabilities                                    1,150,000          97,000
  Current deferred income                                        435,000         117,000
  Short-term debt                                             20,870,000      18,447,000
  Current portion of long-term debt                            1,973,000       1,039,000
                                                            -----------------------------
Total current liabilities                                     29,843,000      23,015,000

Long-term debt, less current portion                          21,183,000      20,606,000

Deferred income taxes                                          4,287,000       4,738,000
Minority interest in equity of consolidated joint venture        485,000              --

Commitments and contingencies

Stockholders' equity:
  Common Stock, $.50 par value per share:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 12,712,236 in 2000
       and 12,697,179 in 1999                                  6,356,000       6,349,000
  Additional paid-in capital                                     683,000         379,000
  Deferred compensation                                          (43,000)             --
  Accumulated other comprehensive income                        (663,000)       (269,000)
  Retained earnings                                           36,156,000      36,701,000
                                                            -----------------------------
Total stockholders' equity                                    42,489,000      43,160,000
                                                            -----------------------------
Total liabilities and stockholders' equity                  $ 98,287,000    $ 91,519,000
                                                            =============================

See accompanying notes.

                        Tejon Ranch Co. and Subsidiaries
                      Consolidated Statements of Operations

                                                                 Year Ended December 31
                                                           2000            1999           1998
                                                      -------------------------------------------
Revenues:
  Real estate                                         $  9,347,000    $  7,268,000   $  6,966,000
  Livestock                                             51,619,000      40,576,000     31,450,000
  Farming                                                7,225,000       7,433,000      8,671,000
  Interest income                                          632,000         639,000      1,001,000
                                                      -------------------------------------------
                                                        68,823,000      55,916,000     48,088,000

Costs and expenses:
  Real estate                                            7,285,000       4,846,000      2,938,000
  Livestock                                             49,355,000      38,819,000     30,480,000
  Farming                                                7,154,000       6,285,000      6,402,000
  Corporate expenses                                     3,029,000       3,198,000      2,581,000
  Interest expense                                       2,701,000         863,000      1,065,000
                                                      -------------------------------------------
                                                        69,524,000      54,011,000     43,466,000
                                                      -------------------------------------------
Income (loss) before minority interest                    (701,000)      1,905,000      4,622,000
Minority Interest                                         (185,000)             --             --
                                                      -------------------------------------------
Income (loss) before income tax provision                 (886,000)      1,905,000      4,622,000
Income tax provision (benefit)                            (341,000)        724,000      1,613,000
                                                      -------------------------------------------
Income (loss) before cumulative effect of
   a change in an accounting principle                    (545,000)      1,181,000      3,009,000

Cumulative effect of a change in an
   accounting principle (net of taxes of
   $ 70,000)                                                    --              --        130,000
                                                      -------------------------------------------
Net income (loss)                                     $   (545,000)   $  1,181,000   $  3,139,000
                                                      ===========================================

Income (loss) per share before cumulative effect of
a change in an accounting principle:
   Basic                                              $      (0.04)   $       0.09   $       0.24
                                                      ===========================================
   Diluted                                            $      (0.04)   $       0.09   $       0.24
                                                      ===========================================
Net income (loss) per share:
   Basic                                              $      (0.04)   $       0.09   $       0.25
                                                      ===========================================
   Diluted                                            $      (0.04)   $       0.09   $       0.25
                                                      ===========================================

See accompanying notes

                        Tejon Ranch Co. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       Three years ended December 31, 2000

                                      Common
                                       Stock                 Additional
                                      Shares         Common     Paid-In         Deferred
                                 Outstanding          Stock     Capital     Compensation
                                 --------------------------------------------------------
Balance January 1, 1998           12,685,994   $  6,343,000   $  385,000     $        --
Net income                                --             --           --              --
Defined benefit plan funding
  adjustments, net of
  taxes of $133,000                       --             --           --              --
Changes in unrealized losses
  on available-for-sale
  securities, net of taxes of
  $49,000                                 --             --           --              --

Comprehensive income

Exercise of stock options              5,259          3,000       (3,000)             --
Cash dividends paid-
  $.05 per share                          --             --           --              --
                                 --------------------------------------------------------
Balance December 31, 1998         12,691,253      6,346,000      382,000              --
Net income                                --             --           --              --
Defined benefit plan funding
  adjustments, net of taxes of
  $133,000                                --             --           --              --
Changes in unrealized losses
  on available-for-sale
  securities, net of taxes of
  $205,000                                --             --           --              --

Comprehensive income

Exercise of stock options              5,926          3,000       (3,000)             --
Cash dividends paid-
  $.05 per share                          --             --           --              --
                                 --------------------------------------------------------
Balance, December 31, 1999        12,697,179      6,349,000      379,000              --
Net loss                                  --             --           --              --
Defined benefit plan funding
  adjustments, net of taxes of
  $234,000                                --             --           --              --
Changes in unrealized gains
  on available-for-sale
  securities, net of taxes of
  $106,000                                --             --           --              --
Interest rate swap
  adjustment                              --             --           --              --

Comprehensive loss

Restricted stock issuance              9,057          4,000      211,000        (215,000)
Exercise of stock options              6,000          3,000       93,000              --
Amortization of deferred
  compensation                            --             --           --         172,000
                                 --------------------------------------------------------
Balance December 31, 2000         12,712,236   $  6,356,000   $  683,000     $   (43,000)
                                 ========================================================
                                   Accumulated
                                         Other
                                 Comprehensive      Retained
                                        Income       Earnings          Total
                                 --------------------------------------------
Balance January 1, 1998            $   109,000   $ 33,651,000   $ 40,488,000
Net income                                  --      3,139,000      3,139,000
Defined benefit plan funding
  adjustments, net of
  taxes of $133,000                   (216,000)            --       (216,000)
Changes in unrealized losses
  on available-for-sale
  securities, net of taxes of
  $49,000                              (72,000)            --        (72,000)
                                                                ------------
Comprehensive income                                               2,851,000
                                                                ------------
Exercise of stock options                   --             --             --
Cash dividends paid-
  $.05 per share                            --       (634,000)      (634,000)
                                 --------------------------------------------
Balance December 31, 1998             (179,000)    36,156,000     42,705,000
Net income                                  --      1,181,000      1,181,000
Defined benefit plan funding
  adjustments, net of taxes of
  $133,000                             216,000             --        216,000
Changes in unrealized losses
  on available-for-sale
  securities, net of taxes of
  $205,000                            (306,000)            --       (306,000)
                                                                ------------
Comprehensive income                                               1,091,000
                                                                ------------
Exercise of stock options                   --             --             --
Cash dividends paid-
  $.05 per share                            --       (636,000)      (636,000)
                                 --------------------------------------------
Balance, December 31, 1999            (269,000)    36,701,000     43,160,000
Net loss                                    --       (545,000)      (545,000)
Defined benefit plan funding
  adjustments, net of taxes of
  $234,000                            (350,000)            --       (350,000)
Changes in unrealized gains
  on available-for-sale
  securities, net of taxes of
  $106,000                             160,000             --        160,000
Interest rate swap
  adjustment                          (204,000)            --       (204,000)
                                                                ------------
Comprehensive loss                                                  (939,000)
                                                                ------------
Restricted stock issuance                   --             --             --
Exercise of stock options                   --             --         96,000
Amortization of deferred
  compensation                              --             --        172,000
                                 --------------------------------------------
Balance December 31, 2000          $  (663,000)  $ 36,156,000   $ 42,489,000
                                 ============================================

                        Tejon Ranch Co. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                   Year Ended December 31
                                                                          2000              1999              1998
                                                                      -------------------------------------------------
Operating Activities
    Net income (loss)                                                 $   (545,000)     $  1,181,000      $  3,139,000
    Items not affecting cash:
       Depreciation and amortization                                     3,024,000         2,494,000         1,998,000
       Deferred income taxes                                              (557,000)          539,000         1,049,000
       Gain from sale of land                                                   --        (1,747,000)       (4,231,000)
       Minority interest in consolidated joint venture                     185,000                --                --
       Losses on sales of investments                                           --            17,000                --
       Losses on sales of assets                                          (254,000)               --                --
       Equity in loss of unconsolidated joint venture                      642,000           889,000                --
    Changes in certain current assets and current liabilities:
       Accounts receivable                                              (3,221,000)        2,340,000         1,089,000
       Inventories                                                      (1,220,000)       (5,392,000)       (5,194,000)
       Prepaid expenses and other current assets                          (159,000)          (28,000)          685,000
       Trade accounts payable and other accrued liabilities              3,153,000          (299,000)          432,000
       Current deferred income                                             318,000            55,000          (230,000)
       Income taxes payable                                                     --          (192,000)          192,000
                                                                      -------------------------------------------------
    Net cash provided by (used in) operating activities                  1,366,000          (143,000)       (1,071,000)
Investing Activities
    Maturities of marketable securities                                  2,989,000         9,987,000         6,644,000
    Funds invested in marketable securities                             (3,830,000)       (7,162,000)       (2,870,000)
    Net change in breeding herd                                            455,000          (126,000)          (77,000)
    Reimbursement proceeds from community facilities district            8,065,000                --                --
    Proceeds from sale of land                                           2,000,000         1,747,000         4,250,000
    Cash in escrow                                                              --         4,200,000        (4,200,000)
    Property and equipment disposals                                       442,000                --                --
    Funds to purchase almond processing plant                           (2,700,000)               --                --
    Property and equipment expenditures                                (10,200,000)      (25,678,000)       (7,700,000)
    Investment in unconsolidated joint venture                          (1,066,000)               --                --
    Other                                                                   12,000          (477,000)         (369,000)
                                                                      -------------------------------------------------
    Net cash used in investing activities                               (3,833,000)      (17,509,000)       (4,322,000)
Financing Activities
    Proceeds from revolving line of credit                              55,850,000        33,760,000        26,929,000
    Payments on revolving line of credit                               (53,427,000)      (35,312,000)      (18,885,000)
    Borrowing of long-term debt                                          3,859,000        19,800,000                --
    Repayment of long-term debt                                         (2,348,000)         (280,000)       (2,250,000)
    Cash contribution from investor in consolidated joint venture          300,000                --                --
    Exercise of stock options                                               96,000                --                --
    Cash dividends paid                                                         --          (636,000)         (634,000)
                                                                      -------------------------------------------------
    Net cash provided by financing activities                            4,330,000        17,332,000         5,160,000
                                                                      -------------------------------------------------
    Increase (decrease) in cash and cash equivalents                     1,863,000          (320,000)         (233,000)
    Cash and cash equivalents at beginning of year                         423,000           743,000           976,000
                                                                      -------------------------------------------------
    Cash and cash equivalents at end of year                          $  2,286,000      $    423,000      $    743,000
                                                                      =================================================
Supplemental Cash Flow Information
    Interest paid (net of amounts capitalized)                        $  2,416,000      $  1,199,000      $  1,185,000
                                                                      =================================================
    Income taxes paid                                                 $    166,000      $    123,000      $    232,000
                                                                      =================================================

See accompanying notes

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of all significant subsidiaries in which a controlling interest is held. All significant intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures in which we have less than a controlling interest are accounted for under the equity method of accounting and, accordingly, we reflect our investment as adjusted for capital contributions, distributions, and our equity in net income or loss of the respective joint venture.

Reclassification

Certain amounts included in the 1999 and 1998 financial statements have been reclassified to conform to the current year presentation.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

Marketable Securities

The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. We classify all marketable securities as available-for-sale, which are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of comprehensive income in the consolidated statements of stockholders' equity.

Credit Risk

We grant credit to customers, principally large cattle purchasers, feedlot customers, co-ops, wineries, nut marketing companies, and lessees of our facilities. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral.

During 2000, 1999 and 1998 the following customer accounted for more than 10% of our consolidated revenues, Excel Meat Packing, a purchaser of cattle (27% in 2000, 39% in 1999 and 22% in 1998). These revenues are included in the Company's livestock division.

The Company maintains its cash and cash equivalents in federally insured financial institutions. The account balances at these institutions periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We believe that the risk is not significant.

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

Commodity Contracts Used to Manage Price Fluctuations

We enter into futures and option contracts to manage our exposure to price fluctuations on our stocker cattle and our cattle feed costs. Our goal is to protect or create a future price for our cattle and feed that will provide a profit once the cattle are sold and all costs are deducted. Futures and options contracts are carried at market value and included in other current assets or other accrued liabilities in the consolidated balance sheets with unrealized gains and losses recognized in livestock expenses in the consolidated statements of operations.

Property and Equipment

Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis (presumed to be at cost) carried by our predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Buildings and improvements are depreciated over a 10 year to 27.5 year life. Machinery, water pipelines, furniture, fixtures, and other equipment are depreciated over a 3 year to 10 year life depending on the type of asset. Vineyards and orchards are generally depreciated over a 20 year life with irrigation systems over a 10 year life. Oil, gas and mineral reserves have not been appraised, and accordingly no value has been assigned to them.

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

At the time crops are harvested and delivered to buyers and revenues are estimatable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments decreased farming revenue $231,000 in 2000, $541,000 in 1999, and $168,000 in 1998.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a Secretary of Agriculture approved marketing order. At December 31, 1999, producers were required to withhold 22.36% of their 1999 almond crop production from the marketplace. At December 31, 1999, we recognized $427,000 into inventory related to this withholding. The marketing order was lifted during 2000 and all of the inventory was subsequently sold. At December 31, 2000 and 1998, no such withholding was mandated.

Common Stock Options

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employees', advisors', and consultants' stock options because, as discussed in Note 6, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of stock options granted by us equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income Per Share

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the year (12,707,027 in 2000, 12,694,216 in 1999, and 12,691,253 in 1998). Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options using the treasury stock method (12,792,486 in 2000, 12,796,485 in 1999, and 12,752,967 in 1998). The weighted average additional number of shares relating to dilutive stock options were 80,250 in 2000, 100,945 in 1999, and 61,714 in 1998. For 2000, diluted net income per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options is antidilutive.

Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2000, management of the Company believes that none of its assets are impaired.

Sales of Real Estate

Revenues are recorded and profit is recognized when title has passed to the buyer and a minimum down payment has been received.

Rental Income

Minimum rent revenues are recognized on a straight-line basis over the respective lease term.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2000, 1999 or 1998.

Use of Estimates

The preparation of the Company's financial statements in accordance with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting period. Due to uncertainties inherent in the estimation process, it is reasonably possible that actual results could differ from these estimates.

New Accounting Pronouncements

Effective October 1, 1998, the Company adopted the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 standardizes accounting for all derivative contracts and requires that all derivative contracts be reported in the consolidated balance sheet at fair value. Derivatives meeting certain specific requirements can be designated as hedges and the special accounting of SFAS 133 applied. Unrealized gains and losses on derivatives not designated as hedges are reported in the consolidated statement of income. For the years ended December 31, 2000, we recognized loses of $966,000 related to SFAS 133 and recognized $256,000 in losses during 1999 related to SFAS 133.

Management has elected to not designate its futures and option contracts as hedges. Accordingly, in 1998 we reported a gain of $130,000, net of tax of $70,000, resulting from the cumulative effect of the change required by SFAS 133 on the consolidated statements of income.

2. MARKETABLE SECURITIES

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

                                       2000                            1999
                           -------------------------------------------------------------
                                           Estimated Fair                 Estimated Fair
                               Cost            Value           Cost           Value
                           -------------------------------------------------------------
Marketable Securities:
  U.S. Treasury
    and agency notes       $ 5,987,000     $ 5,258,000     $ 5,191,000     $ 4,824,000
  Corporate notes            5,252,000       5,797,000       5,201,000       5,118,000
                           -------------------------------------------------------------
                           $11,239,000     $11,055,000     $10,392,000     $ 9,942,000
                           =============================================================

As of December 31, 2000, the adjustment to accumulated other comprehensive income in consolidated stockholders' equity is an unrealized gain on available-for-sale securities of $160,000, which is net of a tax expense of $106,000. This adjustment reflects the improvement in the fair value of investments when compared to the prior year. As of December 31, 2000, the Company's gross unrealized holding gains equal $278,000 and gross unrealized holding losses equal $94,000. On December 31, 2000, the average maturity of U.S. Treasury and agency securities was 2.6 years and corporate notes was 2.5 years. Currently the Company has no securities with a weighted average life of greater than five years. During 1999 we recognized losses of $17,000 on the sale of $2.4 million of securities, carried at historical costs adjusted for amortization and accretion.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Our investments in corporate notes are with companies with a credit rating of A or better.

3. INVENTORIES

Inventories consist of the following at December 31:

                                                   2000                  1999
                                               ---------------------------------
Cattle held for sale                           $22,549,000           $21,172,000
Farming inventories                                739,000             1,077,000
Feed inventories                                   636,000               559,000
                                               ---------------------------------
                                               $23,924,000           $22,808,000
                                               =================================

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                         2000               1999
                                                     -------------------------------
Land and land improvements                           $  7,545,000      $  6,841,000
Buildings and improvements                             22,696,000        20,021,000
Machinery, water pipelines, furniture, fixtures,
and other equipment                                     9,444,000         8,357,000
Vineyards and orchards                                 16,281,000        12,925,000
Development in process                                 16,203,000        21,634,000
                                                     -------------------------------
                                                       72,169,000        69,778,000
Less allowance for depreciation                       (21,500,000)      (19,041,000)
                                                     -------------------------------
                                                     $ 50,669,000      $ 50,737,000
                                                     ===============================

During the year ended December 31, 2000, the Company received $8,065,000 of reimbursement proceeds related to a community facilities district bond issuance. These amounts have been reflected in land and land improvements.

5. SHORT-TERM AND LONG-TERM DEBT

We may borrow up to $27,000,000 on a secured revolving line of credit at interest rates .50% less than the bank's prime rate (9.50% at December 31, 2000) or at a fixed rate of 1.50% greater than LIBOR. The revolving line expires in June 2004. At December 31, 2000, there was $16,030,000 of outstanding debt under the line of credit agreement. The Company's feedlot also has a short-term revolving line of credit with a local bank for $12,000,000. The outstanding balance at December 31, 2000 was $4,840,000, at interest rates .75% less than the bank's prime lending rate of 9.50%. The above borrowings are secured by our livestock inventory and farm acreage. On all short-term debt arrangements interest is payable monthly and principal is paid or borrowed on a daily basis as needed. The weighted average interest rate on short-term debt was 8.71% for 2000.

Long-term debt consists of the following at December 31:

                                                 2000                   1999
                                             -----------------------------------
Notes payable to a bank                      $23,156,000            $21,645,000
Less current portion                          (1,973,000)            (1,039,000)
                                             -----------------------------------
                                             $21,183,000            $20,606,000
                                             ===================================

At December 31, 2000 the long-term debt balance included a $14,333,000 note used in funding long-term assets that is secured by farm acreage. Principal is payable in quarterly payments of $375,000 beginning June 2000 with remaining principal due June 2004. Interest is at .50% less than the bank's prime rate, which was 9.5% at December 31, 2000, or a fixed rate of 1.50% greater than the specified LIBOR rate. Long-term debt also consists of debt related to the purchase of commercial/industrial buildings totaling $4,731,000 at December 31, 2000. The interest rate is fixed at 7.61% with monthly principal and interest payments. The annual principal payments total $39,000 and the final due date is April 2009. There is also a long-term note payable of $2,092,000 with an interest rate that is .75% less than the bank's prime rate, payable monthly on any amounts outstanding. Principal is payable quarterly in amounts of $58,500, with the remaining balance due December 15, 2009. This note is secured by land and assets of the Company's feedlot. The remaining long-term note payable of $2,000,000 provides for interest at 1.00% less than the bank's prime rate, which was 9.5% at December 31, 2000, payable quarterly on any amounts outstanding. Principal is payable annually in the amount of $180,000 with the final payment due February 1, 2010.

The amount of the line of credit, short-term, and long-term debt instruments listed above approximate the fair value of the instruments.

The Company's capitalized interest costs were $1,174,000, $1,168,000 and $102,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

Maturities of long-term debt at December 31, 2000 are $1,973,000 in 2001, $1,977,000 in 2002, $2,855,000 in 2003, $9,983,000 in 2004, $455,000 in 2005,
and $5,913,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of a long-term debt.

6. COMMON STOCK AND STOCK OPTION INFORMATION

The 1992 Stock Option Plan provides for the granting of options to purchase a maximum of 230,000 shares of our common stock to employees, advisors, and consultants of the Company at 100% of the fair market value as of the date of grant. The compensation committee of the board of directors administers the plan. Since adoption of the plan in March 1992, options have been granted under the 1992 Stock Option Plan with respect to 159,000 shares at an exercise price of $16 per share and 20,000 shares at an exercise price of $15 per share.

On January 26, 1998, the Board of Directors adopted the 1998 Stock Incentive Plan. The Incentive Plan provides for the making of awards to employees, consultants, and advisors of the

Company with respect to 800,000 shares of common stock. From the adoption of the Incentive Plan to December 31, 2000, the Company has granted options to purchase 623,587 shares at a price equal to the fair market value at date of grant, all of which were outstanding at December 31, 2000.

Also, on January 26, 1998, the Board of Directors adopted the Non-Employee Director Stock Incentive Plan. This plan is intended to enable us to attract, retain, and motivate its non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. Since the adoption of the plan to December 31, 2000, the Company has granted options under the plan to purchase 42,900 shares at a price equal to the fair market value at date of grant.

The 1998 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan were approved by stockholders at the Company's Annual Meeting on May 11, 1998.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options granted in 2000: risk-free interest rate of 6.50%; dividend rate of .15%; volatility factor of the expected market price of our common stock of .45; and a weighted average expected life of the options of five years from the option grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options outstanding under the Company's stock option plans.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                          2000            1999
                                                    ----------------------------
Pro forma net income                                $  (1,223,000)     $ 506,000
Pro forma net income per share, diluted             $       (0.10)     $    0.04

A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                             2000                       1999
                                   -------------------------------------------------------
                                             Weighted-Average             Weighted-Average
                                             Exercise Prices              Exercise Prices
                                   Options      Per Share      Options       Per Share
                                   -------------------------------------------------------
Outstanding
  beginning of year                 799,390      $20.88        546,441        $19.73
Granted                              11,407       22.13        283,092         23.02

Exercised                            (6,000)      16.00        (14,143)        15.71

Forfeited/Cancelled                       0           0        (16,000)        23.88
                                   -------------------------------------------------------
Outstanding end of year             804,797      $20.93        799,390        $20.88

Options exercisable
  end of year                       204,527      $19.14        115,803        $17.63
Weighted-average fair
  value per share of
  options granted                                $10.52                       $10.70

Exercise prices for options outstanding as of December 31, 2000 ranged from $15.00 to $26.38. The weighted-average remaining contractual life of those options is approximately six years.

7. COMMODITY CONTRACTS USED TO MANAGE RISK

The Company uses commodity derivatives to manage risk on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect us against a significant cattle market decline or feed cost increase. To help achieve this objective we use both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. We continually monitor any open futures and options contracts on a daily basis in accordance with formal policies to determine the appropriate hedge based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with this strategy for us is that it limits or caps the potential profits if cattle prices begin to increase or can add additional costs for feed if grain prices fall.

Realized gains, losses, and market value adjustments associated with both closed and open contracts are recognized in cost of sales expense. During 2000, we recognized approximately $966,000 in net losses from hedging and derivative activity as an increase in cost of sales. In 1999 and 1998, we recognized approximately $256,000 in losses and $485,000, in gains, respectively, from hedging and derivative activity as an increase or decrease in cost of sales.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 2000:

                                                   Original          Estimated
Commodity Future/Option                No.      Contract/Cost        Fair Value
     Description                    Contracts   (Bought) Sold      (Bought) Sold
--------------------------------------------------------------------------------
Cattle futures sold
40,000 lbs. per contract               230       $ 6,826,000        $(7,215,000)
Cattle options sold
40,000 lbs. per contract                25       $     3,800        $   (26,000)
Cattle options bought
40,000 lbs. per contract                95       $  (934,000)       $   930,000
Corn options bought
50,000 lbs. per contract                55       $  (613,000)       $   654,000

The above futures contracts and options contracts expire between February 2001 and April 2001. Estimated fair value at settlement is based upon quoted market prices at December 31, 2000.

8. INTEREST RATE RISK MANAGEMENT

During 2000, the Company entered into interest rate swap agreements with notional amounts totaling $11.9 million to manage interest rate risk by converting floating interest rate debt to fixed rate debt. These swap agreements, which have maturities ranging from 3 to 5 years, are contracts to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements. Amounts currently due to or from interest swap counterparties recorded in interest expense in the period in which they are incurred.

As of December 31, 2000, the cumulative decrease in the fair value of the interest rate swaps was $204,000. Changes in the fair value of the interest rat swaps are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts were reclassified to interest expense during 2000.

9. INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns.

The provision (benefit) for income taxes consists of the following at December
31:

                                   2000                1999               1998
                                ------------------------------------------------
Federal:
   Current                      $ (31,000)         $       --         $  132,000
   Deferred                      (204,000)            556,000          1,164,000
                                ------------------------------------------------
                                 (235,000)            556,000          1,296,000
State:
   Current                        (38,000)                 --             60,000
   Deferred                       (68,000)            168,000            327,000
                                ------------------------------------------------
                                 (106,000)            168,000            387,000
                                ------------------------------------------------
                                $(341,000)         $  724,000         $1,683,000
                                ================================================

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:

                                                  2000           1999            1998
                                               ------------------------------------------
Income tax (benefit) at the statutory rate     $(301,000)     $ 648,000      $ 1,639,000
State income taxes, net of Federal benefit       (52,000)       109,000          255,000
Other, net                                        12,000        (33,000)        (211,000)
                                               ------------------------------------------
                                               $(341,000)     $ 724,000      $ 1,683,000
                                               ==========================================

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. The total current deferred tax asset is included with prepaid expenses and other current assets on the consolidated balance sheets. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

Deferred income tax assets:                              2000            1999
                                                      --------------------------
  Accrued expenses                                    $  147,000      $   33,000

  Prepaid revenues                                       102,000          31,000

  Other                                                   45,000          13,000
                                                      --------------------------
Total deferred income tax assets                         294,000          77,000

Deferred income tax liabilities:

  Depreciation and amortization                          305,000         666,000

  Involuntary conversion, tax exchange-land            3,115,000       3,115,000

  Other                                                  867,000         957,000
                                                      --------------------------
Total deferred income tax liabilities                  4,287,000       4,738,000
                                                      --------------------------
Net deferred income tax liabilities                   $3,993,000      $4,661,000
                                                      ==========================

The Company made net payments of income taxes of $166,000, $123,000 and $232,000 during 2000, 1999 and 1998, respectively.

10. OPERATING LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 65 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $14,163,000 and $2,043,000, respectively, at December 31, 2000. Income from commercial rents, included in real estate revenue was $2,624,000 in 2000, $1,609,000 in 1999, and $975,000 in 1998. Future minimum rental income on noncancelable operating leases as of December 31, 2000 is: $2,081,000 in 2001, $1,920,000 in 2002, $1,859,000 in 2003, $1,616,000 in 2004, and $1,525,000 in
2005 and $8,218,000 for years thereafter.

11. COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of our land is subject to water contracts requiring minimum future annual payments for as long as we own such land. The estimated minimum payments for 2001 are $1,300,000, whether or not water is available or is used. Minimum payments made under these contracts were approximately $793,000 in 2000, $1,322,000 in 1999, and $1,200,000 in 1998. Approximately 4,600 acres of this land are subject to contingent assessments of approximately $784,000 to service water district bonded indebtedness, if water district revenues are insufficient to cover bond interest and redemptions when due.

At December 31, 2000, the Company was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt outstanding at December 31, 2000 for Petro Travel Plaza LLC is $13.0 million and is related to the construction of the travel plaza. We do not expect the guarantee to ever be called upon due to the cash flow provided by the operations of the Petro Travel Plaza LLC.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to clean up and abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also removed PCE-contaminated soil from the drum storage area and completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be leaking into a local creek. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. The cleanup order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. Under the orders, we are secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, each of the companies is required to indemnify us for its designated portion of any costs and liabilities incurred in connection with the cleanup orders. Due to the financial strength of National and Lafarge, we believe that a material adverse effect to the Company on this contingency is remote at this time.

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

The following accumulated benefit information is as of December 31:

                                                              Pension Benefits
                                                        -----------------------------
                                                            2000             1999
Change In Benefit Obligation
     Benefit Obligation At Beginning Of Year            $ 2,840,000      $ 3,530,000
     Service Cost                                           184,000          190,000
     Interest Cost                                          182,000          223,000
     Actuarial Gain (Loss)                                  148,000         (803,000)
     Benefits/Expenses Paid                                (121,000)        (300,000)
                                                        -----------      -----------

     Benefit Obligation At End Of Year                  $ 3,233,000      $ 2,840,000
                                                        ===========      ===========

Change In Plan Assets
     Fair value of plan assets at beginning of year     $ 3,126,000      $ 2,783,000
     Actual Return On Plan Assets                           (63,000)         487,000
     Employer Contribution                                  177,000          156,000
     Benefits/Expenses Paid                                (121,000)        (300,000)
                                                        -----------      -----------

     Fair Value Of Plan Assets At End Of Year           $ 3,119,000      $ 3,126,000
                                                        ===========      ===========

Funded Status                                           $  (114,000)     $   286,000
Unrecognized net actuarial gain                             529,000           60,000
Unrecognized net transition asset                           (58,000)         (78,000)
Adjustments related to minimum liability                   (471,000)         257,000
                                                        -----------      -----------

Prepaid (accrued) benefit costs                         $  (114,000)     $   525,000
                                                        ===========      ===========

In accordance with the provisions of SFAS No. 87, the Company recorded a minimum pension liability in 2000 representing the excess of the benefit obligation, $3,233,000, over the fair value of plan assets, $3,119,000. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 2000 is reported in accumulated other comprehensive income (loss), net of applicable deferred income taxes.

Plan assets consist of equity, debt and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6.5% in 2000 and 1999. The expected long-term rate of return on plan assets was 7.5% in 2000 and 1999.

Total pension and retirement expense was as follows for each of the years ended December 31:

                                                      2000           1999           1998
                                                   ----------------------------------------
Cost components:
Service cost-benefits earned during the period     $(184,000)     $(190,000)     $(170,000)
Interest cost on projected benefit obligation       (182,000)      (223,000)      (179,000)
Expected return on plan assets                       257,000        207,000        174,000
Net amortization and deferral                         20,000        (42,000)       (20,000)
                                                   ----------------------------------------
Total net periodic pension cost                    $ (89,000)     $(248,000)     $(195,000)
                                                   ========================================

13. BUSINESS SEGMENTS

The Company operates principally in three industries: livestock, farming and real estate. The livestock segment includes the production and sale of beef cattle and the operation of a cattle feedlot. The farming segment involves those operations related to permanent crops, leasing farmland, and the supervision of farming activities. The real estate segment involves rents and royalties from lessees of Company-owned properties, and real estate development activities.

Information pertaining to the Company's business segments follows for each of the years ended December 31:

                                                  2000             1999             1998
                                              ----------------------------------------------
Segment profits:
  Real Estate                                 $ 2,062,000      $ 2,422,000      $ 4,028,000
  Livestock                                     2,264,000        1,757,000          970,000
  Farming                                          71,000        1,148,000        2,269,000
                                              ----------------------------------------------
Segment profits                                 4,397,000        5,327,000        7,267,000
Interest income                                   632,000          639,000        1,001,000
Corporate expenses                             (3,029,000)      (3,198,000)      (2,581,000)
Interest expense                               (2,701,000)        (863,000)      (1,065,000)
                                              ----------------------------------------------
Income (loss) before minority interest           (701,000)       1,905,000        4,622,000
                                              ----------------------------------------------
Minority Interest                                (185,000)              --               --
                                              ----------------------------------------------
Income (loss) before income tax provision     $  (886,000)     $ 1,905,000      $ 4,622,000
                                              ==============================================

                                                  Depreciation
                                Identifiable          and              Capital
                                   Assets         Amortization      Expenditures
                                ------------------------------------------------
2000
  Livestock                     $34,491,000        $  861,000        $ 1,492,000
  Farming                        17,698,000           981,000          4,046,000
  Real Estate                    28,195,000           897,000          6,675,000
  Corporate                      17,903,000           285,000            150,000
                                ------------------------------------------------
Total                           $98,287,000        $3,024,000        $12,363,000
                                ================================================

1999
  Livestock                     $28,712,000        $  837,000        $   701,000
  Farming                        13,574,000           811,000          2,086,000
  Real Estate                    30,924,000           745,000         22,624,000
  Corporate                      18,309,000           101,000            267,000
                                ------------------------------------------------
Total                           $91,519,000        $2,494,000        $25,678,000
                                ================================================

1998
  Livestock                     $30,055,000        $  783,000        $   770,000
  Farming                        12,890,000           780,000          1,962,000
  Real Estate                     9,110,000           380,000          4,895,000
  Corporate                      20,959,000            55,000             73,000
                                ------------------------------------------------
Total                           $73,014,000        $1,998,000        $ 7,700,000
                                ================================================

Segment profits are total revenues less operating expenses, excluding interest and corporate expenses. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, refundable and deferred income taxes, land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis (presumed to be at cost) carried by our predecessor.

14. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):

                           Total        Segment       Income   Net Income (Loss)
                         Revenue(1)  Profit (Loss)    (Loss)      Per Share(3)
                         -------------------------------------------------------
 2000
  First quarter           $ 9,164       $   139      $  (571)       $  (0.04)
  Second quarter           16,139         1,073         (215)          (0.02)
  Third quarter            19,678         1,721           29            0.00
  Fourth quarter           23,842         1,464          212            0.02
                         -------------------------------------------------------
                          $68,823       $ 4,397      $  (545)       $  (0.04)
                          ======================================================
                                                                        1999
  First quarter(2)        $12,177       $ 1,305      $   369        $   0.03
  Second quarter            5,698           (59)        (575)          (0.05)
  Third quarter            15,470         2,797          806            0.06
  Fourth quarter           22,571         1,284          581            0.05
                         -------------------------------------------------------
                          $55,916       $ 5,327      $ 1,181        $   0.09
                          ======================================================

(1)   Includes interest income.

(2) Includes receipt of a one time payment of $1,750,000 ($1,085,000 net of tax or $.09 per share) from a fiber optic easement sale.

(3)   Earnings per share on a diluted basis.

15. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures, including an investment as a member in a limited liability company, Petro Travel Plaza, LLC, in which it has an ownership interest of 60%. The Company accounts for its investments in its unconsolidated joint ventures using the equity method of accounting. Petro Travel Plaza owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. The Company's investment deficit in its unconsolidated joint venture is $1,419,000 at December 31, 2000, which is included in other assets in the accompanying consolidated balance sheets. The net loss in earnings of its unconsolidated joint venture is $530,000, which is included in Real Estate operations in the accompanying consolidated statements of income for the year ended December 31, 2000.

Condensed financial information of the Company's unconsolidated joint ventures as of and for the year ended December 31 is as follows (in thousands):

                 Condensed Combined Income Statement Information

                                                           2000          1999
                                                           ----          ----

Net sales                                                $ 44,918      $ 13,647
                                                         ========      ========
Net loss                                                 $ (1,049)     $ (1,482)

Partner's share of net loss                                  (407)         (593)
                                                         --------      --------
Equity in loss of unconsolidated joint ventures          $   (642)     $   (889)
                                                         ========      ========

                  Condensed Combined Balance Sheet Information

                                                      2000               1999
                                                      ----               ----

Current assets                                      $  2,589           $  1,495

Property and equipment, net                           20,406             17,237

Long-term debt                                       (13,039)           (13,000)

Other liabilities                                     (1,628)              (700)
                                                    --------           --------
Net assets                                          $  8,328           $  5,026
                                                    ========           ========

The Company's investment deficit balance in its unconsolidated joint ventures differ from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

16. RELATED PARTY TRANSACTIONS

During December 2000, the Company sold certain cows, bulls, stocker cattle, and equipment, with a carrying value of $302,000, to a limited liability company owned by an officer of the Company for $1,328,000. The Company recognized a gain on sale of these assets of $1,026,000, which is included in Livestock in the accompanying consolidated statement of operations for the year ended December 31, 2000. In addition, the Company entered into an agreement to lease certain land to the purchaser for livestock grazing purposes.

17. SUBSCRIPTION RIGHTS OFFERING (UNAUDITED)

On January 16, 2001, the Company consummated a Subscription Rights Offering (the "Offering") whereby it distributed to stockholders of record at the close of business on December 11, 2000 transferable subscription rights to purchase additional shares of its common stock at a price of $19 per share. The Company intends to use the net proceeds from the Offering, approximately $29.6 million, to provide additional working capital to enable it to pursue opportunities to develop its real estate holdings, including Tejon Industrial Complex and Tejon Mountain Village.

The Company's unaudited pro forma as adjusted condensed consolidated financial information as of December 31, 2000 is as follows:

Cash and cash equivalents                                           $  2,286,000
Marketable securities                                               $ 40,655,000
Total assets                                                        $127,887,000
Total stockholder's equity                                          $ 72,089,000

Pro forma as adjusted financial information reflects the Company's receipt of net proceeds of approximately $29.6 million from the sale of 1,578,947 shares of common stock upon the exercise of rights in the Offering at the offering price of $19 per share.

                                  EXHIBIT 10.15

                          APPROVAL OF AMENDMENT TO 1998
                              STOCK INCENTIVE PLAN

      At the Annual Meeting, the stockholders of the Company will be asked to vote upon the approval of an amendment to the Company's 1998 Stock Incentive Plan (the "Incentive Plan") to increase the number of shares, which can be issued under the plan from 800,000 to 1,700,000. The Incentive Plan was adopted by the Board of Directors in January 1998 and approved by the stockholders in May 1998. The amendment increasing the number of shares was approved by the Board of Directors on March 6, 2001. The purpose of the Incentive Plan is to enable the Company and its subsidiaries to attract, retain and motivate their employees, consultants and advisors by providing for or increasing their proprietary interests in the Company. The purpose of the amendment is to provide additional shares under the Plan to cover new award grants.

Description of the Plan

      Eligibility. All employees of the Company and its subsidiaries, including any director of the Company who is an employee, are eligible to receive awards under the Incentive Plan, although the Board of Directors presently intends to limit the grant of awards under the Incentive Plan to officers of the Company. Awards also can be granted under the Incentive Plan to consultants and advisors of the Company and its subsidiaries. The Board of Directors does not presently intend to grant awards to any consultants or advisors, although it has the flexibility to do so.

      Number of Shares Available Under the Plan. If the proposed amendment is approved by the stockholders, the number of shares of Common Stock as to which awards can be granted under the Incentive Plan will be 1,700,000, an increase of 900,000 shares from the 1998 Incentive Plan before the amendment. That number is subject to adjustment in the event of a stock split, reverse stock split, merger, and certain other significant events. As of March 31, 2001 there were 9,493 shares available for additional awards under the Incentive Plan. The closing price of the Company's Common Stock on the New York Stock Exchange on April ___, 2001 was $_____.

      Types of Awards To Be Granted Under the Plan. Under the Incentive Plan awards may be granted in the form of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 or options that do not qualify under any section of the Internal Revenue Code (so-called "non-incentive stock options"). Only persons who are employees of the Company may be granted incentive stock options. Such options may not be granted at an exercise price less than the fair market value of the shares on the date of grant, and any person who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted an incentive stock option at a price less than 110% of the fair market value of the stock on the date of grant. The term of such options may not be greater than 10 years (5 years for 10% stockholders), the options must not be transferable other than by the laws of descent and distribution, and they must be exercisable during the life of the holder only by him or her. The plan under which incentive stock options are granted must be approved by the stockholders within 12 months after it is adopted by the Board of Directors. If the aggregate fair market value of all shares of stock with respect to which incentive stock options granted to an individual first become exercisable during any calendar year exceeds $100,000, the options will not qualify as incentive stock options to the extent of the excess.

      Under the Incentive Plan the Board of Directors or a committee of directors (see "Administration" below) has the power to determine the terms of each option granted, including the expiration and exercise dates and whether the exercise price will be paid in cash, by tender of outstanding shares of Common Stock, by surrendering option rights with respect to existing unexercised stock options, by any combination of the foregoing or by any other means approved by the Board of Directors or the committee. See "Options Granted Under Incentive Plan" below for a description of options that have been granted under the Incentive Plan.

      The Incentive Plan allows the Company to enter into any type of arrangement with any eligible grantee that involves or might involve the issuance of shares of Common Stock of the Company, such as an option, stock appreciation right or similar right with an exercise or conversion privilege at a price related to the Common Stock of the Company or a value derived from the value of the Common Stock.

      The types of awards that have been granted under similar plans include stock appreciation rights, restricted stock and performance share awards. Stock appreciation rights (also called "SARs") entitle the grantee exercising the SAR to receive payment in an amount equal to the difference between the fair market value of a share of stock on the date of exercise and the exercise price of the SAR multiplied by the number of shares as to which the SAR is exercised. The SAR can be settled in cash, shares of stock or a combination of both. It is also possible to grant SARs in tandem with stock options that are not eligible for the federal income tax treatment afforded incentive stock options (see "Certain Federal Income Tax Consequences of Options and Other Awards") in order to provide the grantee with cash to pay the income taxes that are payable upon exercise of such an option.

      Awards can be granted in the form of shares of stock that are restricted by agreements having terms and provisions determined by the Board of Directors or a committee thereof, which may include forfeiture provisions or restrictions on transferability that expire over time or upon the satisfaction of certain performance or other requirements. Grantees receiving restricted stock typically are entitled to dividends and voting rights on the shares prior to the lapsing of the restrictions. In December 1999 the Company issued 9,057 shares of restricted stock to certain officers pursuant to the Incentive Plan. See "Options Granted Under Incentive Plan" below.

      The Incentive Plan also permits the Board of Directors or a committee of the Board to grant performance share awards involving the issuance of unrestricted shares of Common Stock based upon the appreciation in the market value, book value or other measure of value of the Common Stock, the performance of the Company based on earnings or cash flow or such other factors as the Board or the committee may determine.

      Administration. The Incentive Plan provides that it is to be administered by the Board of Directors or a committee, which must consist of two or more directors. The Incentive Plan gives the Board of Directors or the committee broad authority to determine the persons to whom awards will be granted, the time or times at which awards will expire, the types of awards to be granted, the number of shares subject to each award and all other terms and conditions of awards. The Board or the committee also has the power to adopt, amend and rescind rules and regulations relating to the Incentive Plan, to determine whether and the extent to which adjustments are required to be made under the Incentive Plan and under outstanding awards in the event of events such as stock splits, reverse stock splits, stock dividends, other dividends or distributions (except cash dividends paid out of earned surplus) or a merger, recapitalization or certain other significant events. When the Incentive Plan was adopted, the Board of Directors authorized the Compensation Committee to consider and make recommendations to the Board with respect to the granting of options, but the Board reserved to itself the power to make grants and otherwise administer the Incentive Plan.

      Duration, Termination and Amendment of Plan. The Incentive Plan provides that awards cannot be granted under the Plan after January 25, 2008, which is the expiration of ten years after the Incentive Plan was adopted by the Board of Directors. Although no awards can be granted after that date, shares of Common Stock can be issued until January 25, 2018 pursuant to awards granted on or prior to January 25, 2008. The Board of Directors can amend or terminate the Incentive Plan at any time in any manner, except that no amendment or termination of the Incentive Plan can deprive any grantee of any award already granted without the consent of the grantee, and no amendment can increase the number of shares subject to the Plan that can be issued pursuant to incentive stock options or change, alter or modify the employees or class of employees eligible to receive incentive stock options without obtaining the approval of the stockholders within 12 months after the adoption of any such amendment and prior to the issuance of any increased number of shares or the issuance of shares to any person not eligible for awards prior to the amendment.

Options Granted Under Incentive Plan

      The following table shows information as to options granted and restricted stock issued under the Incentive Plan since its inception to the Chief Executive Officer, to each of the five other executive officers of the Company who were the most highly compensated in 2000, to all executive officers as a group and to all employees as a group (excluding executive officers). Directors who are not employees are not eligible to receive awards under the Incentive Plan.

                                                                                                  Total     Total Dollar
                                                                      No. of                      Dollar      Value of
                                                                      Shares          No. of     Value of    Restricted
                                                                      Subject       Restricted    Options     Shares(2)
            Name                             Title                  to Options        Shares        (1)

Robert A. Stine                President and Chief Executive                           5,175                   $99,567
                               Officer

Matt J. Echeverria             Senior Vice President, Livestock                          647                   $12,448
                               and Ranch Operations

Douglas M. Ford                Senior Vice President, Real Estate                        647                   $12,448

Allen E. Lyda                  Vice President, Chief Financial                         2,588                   $49,793
                               Officer, Treasurer and Assistant
                               Secretary

Dennis F. Mullins              Vice President, General Counsel                         4,545                   $87,446
                               and Secretary

Dennis J. Atkinson             Vice President, Farm Management                           818                   $15,738

All executive officers as a                                                           14,420                  $270,441
group

All employees as a group                                                                   0                        $0
(excluding executive
officers)

----------
      (1) The dollar value of options is equal to the difference between the market value of the underlying Common Stock on December 31, 2000 and the exercise price of the options.
      (2) The dollar value of the restricted shares is equal to the market value of the shares on December 31, 2000 assuming that the Company does not exercise its right to repurchase the restricted shares (see the description of the right to repurchase below).

      All of the options granted under the Incentive Plan terminate within three months after any termination of employment by the grantee and are exercisable during that three-month period only to the extent that they were exercisable on the date of termination of employment. If the optionee's employment terminates as the result of death or disability, the option terminates one year after such death or disability, and if an optionee dies or becomes disabled after termination of his or her employment, the option is exercisable until the first anniversary of such death or disability. The options become fully exercisable with respect to all shares in the event of a merger or consolidation as a result of which there is a change in the ownership of voting securities of the Company of more than 80% or a sale or transfer by the Company of all or substantially all of its assets or a dissolution of the Company. The options also terminate after any such event (subject to certain exceptions). The Committee has the power in its sole discretion to accelerate the dates when the options becomes exercisable for any reason.

      The terms of the options permit payment of the purchase price upon exercise to be made in cash or, subject to certain limitations, by tendering outstanding shares of Common Stock valued at their then fair market value (as defined), or by reducing the number of shares subject to the option as to which it is then exercisable and crediting toward the purchase price of other shares the difference between the exercise price and the then fair market value of the shares as to which the option is being reduced. If any of the options are not eligible for the tax treatment as incentive stock options under the Internal Revenue Code (see "Certain Federal Income Tax Consequences of Options and Other Awards"), any withholding taxes can be paid in the same manner.

      The 9,057 restricted shares issued under the Incentive Plan in December 1999 to certain officers of the Company are subject to the right of the Company to repurchase the shares for nominal consideration if certain contingencies occur related to continuation of employment and a pending real estate transaction. The contingencies are expected to be resolved within a year, although they could remain unresolved until as late as 2005. The holders of the restricted stock will have the right to receive any dividends paid on the stock prior to the resolution of the contingencies.

Certain Federal Income Tax Consequences of Options and Other Awards

      The following is a brief description of the federal income tax treatment that will generally apply to awards granted under the Incentive Plan based on federal income tax laws in effect on the date of this Proxy Statement. The exact federal income tax treatment of awards will depend on the specific nature of the award. This summary does not constitute tax advice, is not intended to be exhaustive and, among other things, does not describe any state, local or foreign tax consequences, nor does it fully describe the tax rules applicable to persons subject to Section 16(b) of the Securities Exchange Act of 1934. Such persons should consult their own tax advisors with respect to the tax rules applicable to them.

      Incentive Stock Options. Neither the grant nor exercise of an incentive stock option under the Incentive Plan is taxable to the employee receiving the option. If the employee holds the stock purchased upon exercise of an incentive stock option for at least one year after the purchase of the stock and at least two years after the option was granted, his or her later sale of the stock will produce long-term capital gain or loss and the Company will not be entitled to any tax deduction. Under current law, the maximum long-term capital gain rate of 20% applies to assets held for more one year. If the employee sells or otherwise transfers the stock before these holding periods have elapsed (a "disqualifying disposition"), he or she will generally be taxed at ordinary income rates on the portion of any gain on the sale equal to the excess of the fair market value of the stock when the option was exercised over the option exercise price, and the Company will be entitled to a tax deduction in the same amount. Any remaining gain or loss will be short-term or long-term capital gain or loss depending on the holding period of the shares. If shares acquired pursuant to the exercise of an incentive option are surrendered to the Company upon exercise of an incentive option and if such shares have not been held for the requisite one- and two-year periods, the surrender will be treated as a disqualifying disposition.

      Non-Incentive Options. Although the grant of non-incentive stock options under the Incentive Plan also is not generally taxable to the optionee, when he or she exercises the option he or she will be taxed at ordinary income rates on the excess of the fair market value of the stock received over the option exercise price and the Company will be entitled to a tax deduction in the same amount. The amount paid by the optionee upon exercise plus the amount included in an optionee's income as a result of the exercise of a non-incentive option will be treated as his or her basis in the shares acquired, and any gain or loss on the subsequent sale of the shares will be treated as long-term or short-term capital gain or loss as the case may be.

      Stock Appreciation Rights. The grant of a stock appreciation right is generally not a taxable event for the grantee. Upon exercise of the stock appreciation right, the grantee will recognize ordinary income in an amount equal to the amount of cash received upon such exercise, and the Company will be entitled to a deduction equal to the same amount.

      Restricted Stock. The purchase of restricted stock is not a taxable event for the purchaser. When restrictions imposed upon the stock expire, the purchaser will recognize ordinary income in an amount equal to the excess, if any, of the fair market value of the restricted stock on the date of such expiration over the purchase price of the shares. The purchaser may, however, elect within 30 days after the date of purchase under Section 83(b) of the Internal Revenue Code to recognize ordinary income on the date of purchase in an amount equal to the excess of the fair market value of the restricted stock on the date of purchase, determined without regard to the restrictions imposed on such shares, over the purchase price of the shares. If and when the purchaser recognizes ordinary income attributable to the restricted stock, the Company will be entitled to a deduction equal to the amount of such ordinary income.

      Other Awards. Awards may be granted to employees under the Incentive Plan that do not fall clearly into the categories described above. The federal income tax treatment of these awards will depend upon their specific terms.

      Insiders. Special rules apply to awards if the grantee of an award is subject to Section 16 of the Securities Exchange Act of 1934, which applies to directors and officers of the Company and beneficial owners of 10% or more of the outstanding shares of its Common Stock. Section 16 and the rules thereunder require that persons subject to Section 16 pay over to the Company any profit realized from the purchase and sale of any equity security if the purchase and sale occur within six months of each other (subject to certain exceptions). Because of these provisions the timing of the recognition of income with respect to awards granted under the Incentive plan by persons subject to Section 16 may be different from that described above, and such persons should consult their own tax advisors. Section 16 also has a corresponding effect on the timing of any deductions to which the Company is entitled in connection with awards granted under the Incentive Plan.

      Excess Parachute Payments. The terms of the agreements pursuant to which awards are made under the Incentive Plan may provide for accelerated vesting or payment of an award in connection with certain changes in ownership or control of the Company. The options granted under the Incentive Plan to date include such provisions. In the event of such a change in ownership or control of the Company and depending upon the individual circumstances of the recipient employee, certain amounts with respect to such awards may constitute "excess parachute payments" under the golden parachute provisions of the Internal Revenue Code. Pursuant to those provisions, an employee will be subject to a 20% excise tax on any excess parachute payment and the Company will lose any deduction for the excess parachute payment.

      Withholding Taxes. The Company will generally be required to withhold applicable taxes with respect to any ordinary income recognized by a grantee in connection with awards under the Incentive Plan.

             THE BOARD OF DIRECTORS OF THE COMPANY RECOMMENDS A VOTE "FOR" APPROVAL OF THE AMENDMENT TO THE INCENTIVE PLAN.

                 APPROVAL OF AMENDMENT TO NON-EMPLOYEE DIRECTOR
                              STOCK INCENTIVE PLAN

      At the Annual Meeting, the stockholders of the Company will also be asked to vote upon the approval of an amendment to the Company's Non-Employee Director Stock Incentive Plan (the "Director Plan") extending the date through which awards can be granted under the Plan from December 31, 2002 to December 31, 2007 and the date through which shares can be issued under the Plan from December 31, 2012 to December 31, 2017. The Director Plan was adopted by the Board of Directors in January 1998 and was approved by the stockholders in May 1998. The Board of Directors approved the amendment on March 6, 2001. The purpose of the Director Plan is to attract, retain and motivate directors who are not full-time employees by providing for or increasing their proprietary interests in the Company. The purpose of the extension of the dates through which awards can be made and shares can be issued is to enable the Company to continue to use the Director Plan to compensate non-employee directors after December 31, 2002.

Description of Director Plan

      Eligibility. All of the Company's directors who are not employees of the Company or its subsidiaries on a full-time basis are eligible to receive grants under the Director Plan, except that directors who are temporarily employees of the Company or a subsidiary on a full-time basis are also eligible to receive awards under the Director Plan.

      Number of Shares Available Under the Plan. The number of shares subject to the Director Plan is 200,000, and as of March 31, 2001 the number available for future awards was 142,495 shares. The number of shares subject to the Director Plan is subject to adjustment in the event of a stock split, reverse stock split, merger and certain other significant events.

      Types of Awards To Be Granted Under the Plan. Options granted under the Director Plan will be non-incentive stock options, which means that they will not meet the requirements for the federal income tax treatment afforded incentive stock options. See "Approval of Amendment to 1998 Incentive Stock Plan
- Certain Federal Income Tax Consequences of Options and Other Awards - Incentive Stock Option." Under the Director Plan the Board of

Directors or a committee of directors (see "Administration" below) will have the power to determine the terms of each option granted, including the expiration, vesting and exercise dates and whether the exercise price will be paid in cash, by tender of outstanding shares of Common Stock, by surrendering option rights with respect to existing unexercised stock options, by any combination of the foregoing or by any other means approved by the Board of Directors or the committee. See "Options Granted Under Director Plan" below for a description of options that have been granted under the Director Plan subject to stockholder approval of the Plan.

      The Director Plan allows the Company to enter into any type of arrangement with a non-employee director that involves or might involve the issuance of shares of Common Stock of the Company, such as an option, stock appreciation right or similar right with an exercise or conversion privilege at a price related to the Common Stock of the Company or a value derived from the value of the Common Stock. The types of awards that other companies have granted under similar plans include stock appreciation rights, restricted stock and performance share awards. For descriptions of these types of awards see "Approval of Amendment to 1998 Stock Incentive Plan - Description of the Plan - Types of Awards To Be Granted Under the Plan."

      Administration. The Director Plan provides that it is to be administered by the Board of Directors or a committee of two or more directors. The Director Plan gives the Board of Directors or the committee broad authority to determine the non-employee directors to whom awards will be granted, the time or times at which awards will expire, the types of awards to be granted, the number of shares subject to each award and all other terms and conditions of awards. The Board or the committee also has the power to adopt, amend and rescind rules and regulations relating to the Director Plan and to determine whether and the extent to which adjustments are required to be made under the Director Plan and under outstanding awards in the event of events such as stock splits, reverse stock splits, stock dividends, other dividends or distributions (except cash dividends paid out of earned surplus) or a merger, recapitalization or certain other significant events. The Board of Directors has reserved to itself the authority with respect to the granting of options and the administration of the Director Plan rather than designating a committee of the Board with those powers.

      Duration, Termination and Amendment of Plan. If the amendment is approved by the stockholders, awards could be granted under the Director Plan through December 31, 2007 and shares could be issued under the Plan through December 2017. Without the amendment these dates are December 31, 2002 and December 31, 2012, respectively. The reason for the two dates is to allow awards to be granted up to the December 31, 2007 expiration date having a ten year term before the shares subject to the awards must be issued. The Board of Directors can amend the Director Plan at any time in any manner and can also terminate the Plan at any time.

Options Granted Under Director Plan

      When the Board of Directors adopted the Director Plan in January 1998, it also adopted a program for the compensation of non-employee directors that contemplates the granting of options under the Director Plan. See "Election of Directors - Director Compensation." Under that program each director receives one-half or all of his or her $24,000 annual retainer in the form of stock options to be granted annually, except that a director affiliated with a person or entity owning beneficially 5% or more of the outstanding shares of Common Stock of the Company may elect to take his or her annual retainer compensation in cash.

      The director compensation program adopted by the Board authorized Company officers to grant stock options to directors as part of their annual retainer compensation each year until 2002, absent a change to or rescission of the director compensation program. In March 2001 that date was extended to 2007, subject to approval of the proposed amendment to the Director Plan by the stockholders. Options granted to directors for this purpose will be granted on the second Tuesday of January of each year for which the retainer compensation is payable. The options will have an exercise price equal to the fair market value of the shares on the date of grant, will have a term of ten years, will be fully exercisable commencing on December 15 of the calendar year in which they are granted and will not be transferable by the director except in connection with his or her death or disability. The death, disability or termination of the grantee's status as a director will not cause any option granted under the Director Plan to terminate, except that if a director ceases to serve in that capacity at any time during the year for which the option is granted, the option will terminate as to the number of shares that is proportional to the number of days remaining in the year for which the option was granted through December 15 of that year.

      To determine the number of shares subject to options to be granted under the Director Plan to satisfy the Company's obligation to pay annual retainer compensation (which is expressed in dollars), the value per share of the options will be determined using the Black-Scholes method as of the date of grant. The Black-Scholes method is a complex, commonly used method to value options named for the men who developed it. The number of shares subject to the option to be granted to each director for a particular year will be determined by dividing the amount of the annual retainer compensation to be paid to the director in the form of an option by a per share value of the option so determined.

      The Board has the power to amend or terminate the director compensation program described above at any time without stockholder approval. In that event awards could be granted to non-employee directors under the Director Plan in forms other than the stock options described above.

      The options become fully exercisable with respect to all shares in the event of a merger or consolidation as a result of which there is a change in the ownership of voting securities of the Company of more than 80% or a sale or transfer by the Company of all or substantially all of its assets or a dissolution of the Company. The options also terminate after any such event (subject to certain exceptions). The Board of Directors has the power in its sole discretion to accelerate the dates when the options become exercisable for any reason.

      The terms of the options permit payment of the purchase price upon exercise to be made in cash or, subject to certain limitations, by tendering outstanding shares of Common Stock valued at their then fair market value (as defined), or by reducing the number of shares subject to the option as to which it is then exercisable and crediting toward the purchase price of other shares the difference between the exercise price and the then fair market value of the shares as to which the option is being reduced. Withholding taxes payable as a result of the exercise of the options can also be paid in the same manner.

Certain Federal Income Tax Consequences of Options and Other Awards

      Stock options granted under the Director Plan are expected to be non-incentive stock options and will be treated for tax purposes in the manner described for such options under the heading "Approval of 1998 Stock Incentive Plan - Certain Federal Income Tax Consequences of Options and Other Awards - Non-Incentive Options." The federal income tax treatment of other kinds of awards granted under the Director Plan will be the same as described in that section of this Proxy Statement.

      THE BOARD OF DIRECTORS OF THE COMPANY RECOMMENDS A VOTE "FOR" APPROVAL OF THE FIRST AMENDMENT TO THE DIRECTOR PLAN

                                   EXHIBIT 21

(21)  Subsidiaries of Registrant
      A.    Registrant: Tejon Ranch Co.
      B.    Subsidiaries of Registrant
            a.    Tejon Ranchcorp.
            b.    Laval Farms Corporation, formerly Tejon Agricultural
                  Corporation.
            c.    Laval Agricultural Company, formerly Tejon Farming Company.
            d.    Tejon Marketing Company.
            e.    Tejon Ranch Feedlot, Inc.
            f.    White Wolf Corporation.
            g.    Tejon Development Corporation.
            h.    Tejon Industrial Corporation.
            i. Champion Feedlot Trading Corp., a Texas corporation, 100% of whose Common Stock is owned by Tejon Ranch Feedlot, Inc. j. Liebre East Texas, Inc., a Texas corporation, 100% of whose Common Stock is owned by Tejon Ranch Feedlot, Inc.
            k. Tejon Almond Growers, LLC, a Delaware limited liability company.
            l. Pastoria Power Project LLC, a California limited liability company, 99% of whose membership interest is owned by Tejon Ranchcorp and 1% of whose membership interest is owned by Registrant.
            m.    Eastquads 3820 LLC, a Delaware limited liability company.
            n.    Eastquads 3826 LLC, a Delaware limited liability company.
            o.    Eastquads 3832 LLC, a Delaware limited liability company.
            p.    RSF 6051 LLC, a Delaware limited liability company.
            q. Tejon Cattle Feeders L.L.C., a Texas limited liability company.

      C. Each of the aforesaid subsidiaries is included in Registrant's Consolidated Financial Statement set forth in answer to Item 14(a)(1) hereof.

      D. Each of the aforesaid subsidiaries (a) is a corporation unless otherwise stated, (b) was organized and incorporated or filed under the laws of the State of California unless otherwise stated, and (c) has 100% of its Common Stock (if a corporation) or membership interest (if a limited liability company) owned by Tejon Ranchcorp unless otherwise stated.

      E. Each of the aforesaid subsidiaries does business under its name, as shown. Registrant also does business under the name Tejon Ranch Company. Tejon Ranchcorp also does business under the names Tejon Ranch Company, Tejon Ranch, Fireside Oak Co., and Grapevine Center. Tejon Ranch Feedlot, Inc. and Champion Feedlot Trading Corp. also do business under the name Champion Feeders. Tejon Almond Growers, LLC also does business under the name Pacific Almond Co.

                                   EXHIBIT 23

      We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-33491) pertaining to the Tejon Ranch Company 1992 Stock Option Plan and Registration Statement (Form S-8 No. 333-68869) pertaining to the Tejon Ranch Company 1998 Stock Incentive Plan and Non-employee Director Stock Incentive Plan of our report dated February 15, 2001, with respect to the consolidated financial statements of Tejon Ranch Co. included in the Form 10-K for the year ended December 31, 2000.

                                        ERNST & YOUNG LLP

Los Angeles, California
March 27, 2001