Form 10-Q
period 2001-03-31
TEJON RANCH CO
filed 2001-05-15
CIK 96869

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   March 31, 2001
                                                --------------

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ___________ to ___________

       For Quarter Ended                          Commission File Number
        March 31, 2001                                    1-718
       -----------------                          ----------------------

                                TEJON RANCH CO.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                     77-0196136
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1000, Lebec, California                         93243
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (661) 248-3000
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

Yes  [X]   No

Total Shares of Common Stock issued and outstanding on March 31, 2001, were 14,291,183.

                                TEJON RANCH CO.

                                     INDEX

                                                            Page No.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Unaudited Consolidated Condensed Statements of       1
            Operations for the  Three Months Ended
            March 31, 2001 and March 31, 2000

            Unaudited Consolidated Condensed Balance Sheets      2
            as of March 31, 2001 and December 31, 2000

            Unaudited Consolidated Condensed Statements of       3
            Cash Flows for the Three Months Ended
            March 31, 2001 and 2000

            Consolidated Condensed Statements of Stockholders'   4
            Equity

            Notes to Unaudited Consolidated Financial            5
            Statements

Item 2.     Management's Discussion and Analysis of             10
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                    17

SIGNATURES


                          PART I-FINANCIAL INFORMATION

                        TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended
                                                                              March 31
                                                              -----------------------------------------
                                                                  2001                          2000
                                                              -----------                    ----------
Revenues:
                  Farming                                     $        57                    $      170
                  Real Estate                                       1,491                         1,312
                  Interest Income                                     473                           158
                                                              -----------                    ----------
                                                                    2,021                         1,640

Costs and Expenses:
                  Farming                                             679                           427
                  Real Estate                                       1,701                         1,547
                  Corporate Expense                                   948                           760
                  Interest Expense                                    109                           162
                                                              -----------                    ----------
                                                                    3,437                         2,896
                                                              -----------                    ----------

Operating Loss Before Minority Interest                            (1,416)                       (1,256)
Minority Interest                                                    (103)                          ---
                                                              -----------                    ----------


Operating Loss Before Income Tax Benefit                           (1,313)                       (1,256)
Income Tax Benefit                                                   (499)                         (477)
                                                              -----------                    ----------
Loss From Operations                                                 (814)                         (779)

Income From Discontinued Operations,
   Net of taxes of $10,000 and $127,000, respectively                  16                           208
                                                              -----------                    ----------
Net Loss                                                      $      (798)                   $     (571)
                                                              ===========                    ==========


Loss Per Share From Operations, Basic                         $     (0.06)                   $    (0.06)
Income Per Share From Operations, Discontinued
   Operations, Basic                                          $      0.00                    $     0.02
Loss Per Share, Basic                                         $     (0.06)                   $    (0.04)

Loss Per Share From Operations, Diluted                       $     (0.06)                   $    (0.06)
Income Per Share From Operations, Discontinued
   Operations, Diluted                                        $      0.00                    $     0.02
Loss Per Share, Diluted                                       $     (0.06)                   $    (0.04)

                       TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (In Thousands)

                                                                March 31, 2001               December 31, 2000*
                                                                --------------               ------------------
                                                                 (Unaudited)
ASSETS
CURRENT ASSETS
            Cash and Cash Equivalents                           $          116                $        2,286
            Marketable Securities                                       41,678                        11,055
            Accounts & Notes Receivable                                  3,359                         4,542
            Inventories:
              Farming                                                    2,237                           739
              Other                                                        102                           361
            Assets of Discontinued Operations                           27,699                        31,489
            Prepaid Expenses and Other                                   1,022                         1,106
                                                                --------------                --------------
            Total Current Assets                                        76,213                        51,578
PROPERTY AND EQUIPMENT - NET                                            48,564                        46,526
OTHER ASSETS                                                             1,153                           183
                                                                --------------                --------------
TOTAL ASSETS                                                    $      125,930                $       98,287
                                                                ==============                ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
            Trade Accounts Payable                              $        1,572                $        1,969
            Other Accrued Liabilities                                       67                         1,150
            Short-term Borrowings                                        6,275                         2,810
            Other Current Liabilities                                      355                           435
            Borrowings of Discontinued Operations                       19,558                        21,893
            Current Liabilities of Discontinued Operations               1,015                         3,446
                                                                --------------                --------------

            Total Current Liabilities                                   28,842                        31,703
LONG-TERM DEBT                                                          19,348                        19,323
OTHER LIABILITIES                                                        1,589                           ---
DEFERRED INCOME TAXES                                                    4,131                         4,287
                                                                --------------                --------------
            Total Liabilities                                           53,910                        55,313
MINORITY INTEREST IN EQUITY OF
   CONSOLIDATED JOINT VENTURE                                              382                           485
STOCKHOLDERS' EQUITY
            Common Stock                                                 7,145                         6,356
            Additional Paid-In Capital                                  29,793                           683
            Retained Earnings                                           35,358                        36,156
            Deferred Compensation                                          ---                           (43)
            Accumulated Other Comprehensive Income                        (658)                         (663)
                                                                --------------                --------------
             Total Stockholders' Equity                                 71,638                        42,489
                                                                --------------                --------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                         $      125,930                $       98,287
                                                                ==============                ==============

See Notes to Consolidated Condensed Financial Statements.

* The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date and reclassified for comparison purposes. Balance Sheet was reclassified to retroactively show the impact of discontinued operations.

                       TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                (In Thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                    ---------------------------------------
                                                                           2001                  2000
                                                                    -----------------      ----------------
OPERATING ACTIVITIES
   Net Loss                                                                $     (798)           $     (571)
   Items Not Affecting Cash:
     Depreciation and Amortization                                                842                   571
     Deferred Income Taxes                                                       (217)                  259
     Minority Interest in Equity of Consolidated Joint Venture                   (103)                  ---
     Equity in net loss from Unconsolidated Joint Venture                         195                 1,050
   Changes in Operating Assets and Liabilities:
     Receivables, Inventories and other Assets, Net                               (59)               (5,544)
     Current liabilities, Net                                                  (1,560)                 (777)
                                                                           ----------            ----------
NET CASH USED IN OPERATING ACTIVITIES                                          (1,700)               (5,012)

INVESTING ACTIVITIES
   Maturities and Sales of Marketable Securities                                  862                   325
   Funds Invested in Marketable Securities                                    (31,333)                 (706)
   Property and Equipment Expenditures                                         (2,676)               (4,167)
   Change in Breeding Herds                                                         4                  (239)
   Other                                                                          410                   ---
                                                                           ----------            ----------
NET CASH USED IN INVESTING ACTIVITIES                                         (32,733)               (4,787)
                                                                           ----------            ----------

FINANCING ACTIVITIES
   Proceeds from Revolving Line of Credit                                       8,254                11,628
   Payments of Revolving Line of Credit                                        (7,124)               (6,866)
   Proceeds from Long-term Debt                                                    37                 7,191
   Payments of Long-term Debt                                                     (12)               (1,624)
   Proceeds from issuance of Common Stock                                      29,899                   ---
                                                                           ----------            ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      31,054                10,329
                                                                           ----------            ----------

NET CHANGE IN DISCONTINUED OPERATIONS                                           1,209                   ---
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (2,170)                  530
Cash and Cash Equivalents at Beginning of Year                                  2,286                   423
                                                                           ----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      116            $      953
                                                                           ==========            ==========

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                  ($'s in thousands except shares outstanding)

                              Common                                              Accumulated
                               Stock              Additional                         Other
                              Shares     Common    Paid-In        Deferred       Comprehensive   Retained
                            Outstanding   Stock    Capital      Compensation         Income      Earnings     Total
                          ------------------------------------------------------------------------------------------

Balance, January 1, 2000     12,697,179   $6,349     $   379         $ ---           $(269)      $36,701    $43,160
Net loss                            ---      ---         ---           ---             ---          (545)      (545)
Defined benefit plan funding
  adjustments, net of
  taxes of $234,000                 ---      ---         ---           ---            (350)          ---       (350)
Changes in unrealized
 gains on available-for-sale
 securities, net of
 taxes of $106,000                  ---      ---         ---           ---             160           ---        160
Interest rate swap
   adjustment                       ---      ---         ---           ---            (204)          ---       (204)
                                                                                                             -------
Comprehensive loss                                                                                              (939)
                                                                                                             -------

Restricted stock issuance         9,057        4         211           (215)            ---          ---         ---
Exercise of stock options             6        3          93            ---             ---          ---          96
Amortization of deferred
    compensation                    ---      ---         ---            172             ---          ---         172
                          ------------------------------------------------------------------------------------------

Balance December 31, 2000    12,712,236    6,356         683            (43)           (663)      36,156      42,489

Net loss                            ---      ---         ---            ---             ---         (798)       (798)
Changes in unrealized
 gains on available-for-sale
   securities, net of
   taxes of $51,000                 ---      ---         ---            ---              76          ---          76

Interest rate swap
   adjustment                       ---      ---         ---            ---             (71)         ---        (71)
                                                                                                             -------

Comprehensive loss                                                                                              (793)
Amortization of deferred
    compensation                    ---      ---         ---             43             ---          ---          43
Common Stock Issuance,
     Rights Offering          1,578,947      789      29,110                                                  29,899
                          ------------------------------------------------------------------------------------------
Balance March 31, 2001       14,291,183   $7,145     $29,793            $ ---         $(658)     $35,358     $71,638
                          ==========================================================================================

                        TEJON RANCH CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


March 31, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The summarized information furnished by the Company pursuant to the instructions to part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

Certain amounts in the 2000 quarterly financial statements have been reclassified to conform to the current year presentation.

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's agricultural activities. Historically, the largest percentages of revenues are recognized during the third and fourth quarters.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE B - NET INCOME PER SHARE
-----------------------------

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the year, which at March 31, 2001 was 14,010,481 and at March 31, 2000 was 12,697,179. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock for stock options using the treasury stock method (14,075,118 at March 31, 2001 and 12,790,043 at March 31, 2000). The weighted average shares subject to dilutive stock options were 64,637 in 2001 and 92,864 in 2000. For the first quarter of 2001 and 2000, diluted income per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options is antidilutive.


NOTE C - MARKETABLE SECURITIES
------------------------------

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at and March 31, 2001 and December 31, 2000:

                                                        March 31, 2001                December 31, 2000
                                                   ---------------------------------------------------------
                                                                Estimated                       Estimated
                                                   Cost         Fair Value         Cost         Fair Value
                                                   ---------------------------------------------------------
Marketable Securities:
(in thousands)
  U.S. Treasury and agency notes                  $ 5,968         $ 5,858         $ 5,987         $ 5,258
  Corporate notes and Commercial paper             35,742          35,820           5,252           5,797
                                                  ----------------------------------------------------------
                                                  $41,710         $41,678         $11,239         $11,055
                                                  ==========================================================


As of March 31, 2001, the adjustment to accumulated other comprehensive income in consolidated stockholders' equity is an unrealized gain on available-for-sale securities of $76,000, which is net of a tax expense of $51,000. This adjustment reflects the improvement in the fair value of investments when compared to the prior year. As of March 31, 2001, the Company's gross unrealized holding gains equal $386,000 and gross unrealized holding losses equal $259,000. On March 31, 2001, the average maturity of U.S. Treasury and agency securities was 2.6 years and corporate notes was 2.5 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

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

Realized gains, losses, and costs associated with both open and closed contracts are recognized in costs of sales expense. At March 31, 2001 there were $539,000 of losses associated with futures and option contracts included in cost of sales.

The following table identifies the cattle futures contract amounts outstanding at March 31, 2001 (in thousands, except number of contracts):


                                                                           Original           Estimated
                                                           No.          Contract/Cost         Fair Value
Cattle Future / Option Description                      Contracts       (Bought) Sold       (Bought) Sold
-----------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract              45              $(506)              $ 477

Corn options bought, 40,000 lbs. per contract              25              $ (52)              $  11

Cattle futures sold, 40,000 lbs. per contract              18                555                (564)

Cattle options bought, 40,000 lbs. per contract            40                (18)                  1


The March 31, 2001 futures contracts and options expire between April 2001 and September 2001. Estimated fair value at settlement is based upon quoted market prices at March 31, 2001.


NOTE E - CONTINGENCIES
----------------------

Effective March 31, 2001, the Company was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza L.L.C. Total debt at Petro Travel Plaza L.L.C. is $13.0 million and is related to the construction of the travel plaza. The Company does not expect the guarantee to ever be used due to the cash flow provided by the operations of the Petro Travel Plaza, L.L.C.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to cleanup or abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be leaking into a local creek. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different remediation options. Lafarge has also removed high concentrations of PCE from the drum storage site. The order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. Under the orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, each of the companies is required to indemnify the Company for its designated portion of any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and Lafarge, the Company believes that a material effect on the company is remote at this time.

For further discussion refer to the Company's 2000 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no significant changes since the filing of the 2000 Form 10-K.


NOTE F - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
----------------------------------------------------

The Company maintains investments in unconsolidated joint ventures, including an investment as a member in a limited liability company, Petro Travel Plaza, LLC, in which it has an ownership interest of 60%. The Company's other unconsolidated joint venture is R.M. Development in which the Company has a 50% ownership interest. R.M. Development is the entity that is developing Company lands in Los Angeles County. The Company accounts for its investments in its unconsolidated joint ventures using the equity method of accounting. The Company's investment deficit in its unconsolidated joint ventures is $600,000 at March 31, 2001. The equity in net loss in earnings of its unconsolidated joint ventures is $195,000, which is included in Real Estate operations in the accompanying consolidated combined statement of operations for the quarter ended March 31, 2001.

Condensed financial information of the Company's unconsolidated joint ventures as of and for the quarter ended March 31 is as follows (in thousands):

                         Condensed Combined Statement of Operations

                                                               2001                   2000
                                                              ------                 ------
Net sales                                                     $8,469                 $7,405
                                                              ======                 ======
Net loss                                                      $ (316)                $ (268)
Partner's share of net loss                                     (121)                  (107)
                                                              ------                 ------
Equity in net loss of unconsolidated joint
 ventures                                                     $ (195)                $ (161)
                                                              ======                 ======



                         Condensed Combined Balance Sheet Information

                                                               2001                    2000
                                                             --------                --------
Current assets                                               $  2,402                $  1,727
Property and equipment, net                                    20,309                  17,041
Long-term debt                                                (13,000)                (13,000)
Other liabilities                                              (2,112)                 (1,010)
                                                             --------                --------
Net assets                                                   $  7,599                $  4,758
                                                             ========                ========



The Company's investment deficit balance in its unconsolidated joint ventures differs from its equity in unconsolidated losses shown above and its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

NOTE G - DISCONTINUED OPERATIONS
--------------------------------

During April 2001 the Company finalized its plan for the sale of its cattle and feedlot division. Management intends to dispose of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company. The process of selling the Company's breeding herd, stocker cattle herd, and feedlot is expected to be completed by the end of April 2002. At March 31, 2001, the assets of the division consisted of accounts receivable, inventories, premises, and equipment amounting to approximately $27.7 million. Liabilities of the division consist primarily of accounts payable and debt totaling approximately $20.5 million. Revenues from discontinued operations consist of sales of cattle and revenue from feedlot operations. Expenses consist of cost of sales related to the sale of cattle and expenses related to the operations of a cattle feedlot. There is no allowance for loss on disposal of division assets because the Company expects to recognize a net gain on the disposal of the division assets.

Condensed income statement information related to the discontinued operations for the quarter ended March 31 is as follows:


                                                                        2001                2000
                                                                      -------              ------
Revenues                                                              $13,019              $7,524
Expenses                                                               12,993               7,189
                                                                      -------              ------
Income from discontinued operations, before tax                            26                 335
Income taxes                                                               10                 127
                                                                      -------              ------
Income from discontinued operations, net
    of income taxes                                                   $    16              $  208
                                                                      =======              ======


NOTE H - INTEREST RATE RISK MANAGEMENT
--------------------------------------

During 2000, the Company entered into interest rate swap agreements with notional amounts totaling $11.9 million to manage interest rate risk by converting floating interest rate debt to fixed rate debt. Notional amounts correspond to the amount of our indebtedness affected by the interest rate swaps. These swap agreements, which have maturities ranging from 3 to 5 years, are contracts to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they are incurred.

As of March 31, 2001, the cumulative decrease in the fair value of the interest rate swaps was $275,000. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts were reclassified to interest expense during the first quarter of 2001.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and "Notes to Consolidated Financial Statements" on the preceding pages of this report, management has made forward-looking statements regarding future developments in the cattle industry and the disposition of the cattle and feedlot division, future yield and prices of our cattle and crops, future revenue and income of our jointly-owned travel plaza, market demand for land and buildings in our industrial complex, potential losses to the Company as a result of pending environmental proceedings, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, outstanding indebtedness, and the impact of the energy shortages in California. These forward-looking statements are subject to factors beyond the control of the Company (such as weather, market and economic forces) and, with respect to the Company's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Results of Operations
---------------------

Total revenues, including interest income for the first quarter of 2001 were $2,021,000 compared to $1,640,000 for the first quarter of 2000. The improvement in revenues during the first quarter of 2001 is due to improved real estate revenues and increased interest income. Real estate revenues increased $176,000 due to higher oil and mineral revenues, improved leasing revenues, and an increase in communications revenues. Interest income increased $315,000 due to the investment during the first quarter of 2001 of $29.9 million of proceeds from the rights offering to Company stockholders completed in January 2001. These improvements were partially offset by a decrease of $113,000 in farming revenues due to the timing of water sales to farming tenants and to the receipt in 2000 of revenue associated with the 1999 almond and pistachio harvest.

The net loss for the period including both continuing operations and discontinued operations is $798,000 or $0.06 per share, diluted, compared to a net loss of $571,000 or $0.04 per share, diluted for the same period of 2000. Operating activities from continuing operations during the first quarter of 2001 resulted in a net loss of $814,000, or $0.06 per share, diluted, compared to a net loss of $779,000, or $0.06 per share, diluted for the same period of 2000. The decrease in net operating earnings when compared to 2000 is due to an increase in expenses within ranch operations, farming, and corporate general and administrative costs that more than offset the increase in revenues described above. Expenses within ranch operations increased $226,000 due to higher repairs and supplies costs and to increased staffing costs. Farming costs for the first quarter increased $252,000 due primarily to an increase in costs at Pacific Almond, our almond processing plant. The increase in costs at Pacific Almond is due to the timing of the purchase of the plant in 2000 and to plant processing activities for the 2000 crop year not concluding until January 2001. Corporate expense increased $188,000 due to the timing of the payment of professional service fees and to higher staffing costs.

In future periods, as in the year 2000, our real estate division will continue to see an increase in costs primarily related to professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities. These types of real estate development activities and costs could continue over several years as we develop our land holdings. Our current industrial development, Tejon Industrial Complex, is continuing forward with infrastructure development to support the construction of a 900,000 square foot building by IKEA, the international furniture retailer and a new 650,000 square foot building undertaken as a joint venture with Dermody Properties, a real estate developer. Interest is continuing to be shown in our site despite the economic slow down and the electricity and energy problems within California. Despite the continuing interest in our site, we do expect that the activity at our industrial site will be slower than originally planned due the current economic climate and the power situation within California.

Although it is early in the year to accurately predict crop production estimates for our crops, we continue to believe that on a statewide basis, production will continue to improve for the nut crops we grow and for wine grapes. We believe that there is an imbalance between the supply of wine grapes and the demand as a result of so many new plantings coming into production. This increased production is forcing prices to historically low levels. We are also still in the process of contracting to sell our 2001 grape production. We cannot assure you that we will find buyers for all or any significant portion of our wine grape production in 2001. The lack of purchasers for our wine grapes would materially affect our business. The overall increase in production within the almond industry will continue to keep pressure on the prices we receive for our product. This expected increase in production will positively impact our almond processing operation because more almonds will be available for processing.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note E - Contingencies.

Prices received by the Company for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, we are unable to accurately predict revenue, just as we cannot pass on any cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. The operations of the Company are seasonal and results of operations cannot be predicted based on quarterly results.

California is in the midst of an energy crisis that could disrupt our operations, increase our expense and affect real estate projects planned and in process. In the event of power shortages California has implemented and is expected in the future to continue to implement, rolling blackouts throughout most part of the state. Such blackouts have already begun and are expected to increase as the summer months approach. We are currently upgrading our backup generators for our offices but do not have backup generators or alternate sources of power in the event of a blackout for most of our operations and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. Our farming operations are particularly vulnerable because electrical power is used for pumping and distributing water used in irrigation. We believe, however, that we can alter irrigation schedules if necessary to deal with intermittent losses of power for limited periods of time. The power shortage could also affect the market demand for warehouse and industrial space in the Tejon Industrial Complex. Also rental and royalty payments from our tenants engaged in the manufacture of cement and in oil and gas extraction could be adversely affected. Our power is provided by Pacific Gas and Electric Company, which recently filed bankruptcy proceedings because of the significant losses it has incurred in providing electricity to its customers. Areas served by PG&E have experienced, and are expected to continue to experience, blackouts. We are unable to predict the impact of the bankruptcy and the power shortage in general on our operations, but they could have a material adverse effect, both in the short and long term.

Results of Discontinued Operations
----------------------------------

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. Management intends to dispose of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company. While the sale of livestock assets would likely provide significant working capital, it would also result in a loss of significant revenues and income, even after taking into account the revenue stream from grazing leases that we expect to enter into in connection with the sales of the breeding herd. The process of selling the Company's breeding herd, stocker cattle herd, and feedlot is expected to be completed by the end of April 2002.

Total revenues from discontinued operations for the first quarter of 2001 were $13,019,000 compared to $7,524,000 for the first quarter of 2000. This improvement over 2000 is due primarily to an increase in cattle sales of approximately $5,260,000. This increase in cattle sales revenues is due to 4,700 additional head of cattle being sold in 2001 and to improved cattle prices during that time period.

Income from discontinued operations for the first quarter of 2001 was $16,000, or $0.00 per share diluted, compared to net income of $208,000, or $0.02 per share, diluted, for the same period in 2000. The decrease is due to cost of sales increasing $5,683,000 when compared to the same period in 2000. The increase in cost of sales is due to the increase in the number of cattle sold, higher feeding costs, and to higher original purchase costs for the cattle sold. Much of the cattle sold in 2000 were ranch-raised cattle and had much lower costs than the purchased cattle sold in 2001.

Cattle prices are continuing to show great resilience thus far in 2001. Prices have been impacted somewhat by the widespread publicity regarding "Mad Cow Disease" and "Foot and Mouth Disease". The impact of this publicity has not been as great as it might have been due to lower overall inventories of cattle in the United States, to the safety standards established within the United States, and to demand for beef products remaining steady through this time period.

Liquidity and Capital Resources
-------------------------------

Our cash, cash equivalents and short-term investments totaled approximately $41,794,000 at March 31, 2001, compared to $13,341,000 at December 31, 2000.
Working capital as of March 31, 2001 was $47,371,000 compared to $19,875,000 on December 31, 2000. The increase in working capital during the first quarter of 2001 is due primarily to funds received from the sale of common stock.

We have a revolving line of credit of $27,000,000 that as of March 31, 2001 had a balance outstanding of $15,260,000 bearing interest at the rate of 7.50%, which floats with changes in the lending bank's prime interest rate. At the Company's option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .50% less than the bank's prime lending rate. The Company's feedlot also has a short-term revolving line of credit for the feedlot with a local bank for $12,000,000 with an outstanding balance at March 31, 2001 of $6,798,000 and an interest rate of 7.50%, which floats with changes in the lending bank's prime interest rate. The revolving line of credit at the feedlot is used as a short-term cash management tool and for the financing of customer cattle and feed receivables. In the current quarter, short-term debt related to livestock operations declined due to the sale of cattle and not buying replacement cattle. This decrease was somewhat offset by increased real estate activities. The Company's use of long-term debt funding sources were comparable to December 31, 2000. Long-term debt is used for the financing of land improvements and infrastructure as well as mortgage financing for industrial buildings. This allows for better matching of assets to the liabilities funding those assets.


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

Financial Market Risks
----------------------

The Company's exposure to financial market risks, includes changes to interest rates and credit risk related to marketable securities, interest rate related to its own outstanding indebtedness and trade receivables.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields while prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade of A or better from Moody's or Standard and Poors. See Note C, Marketable Securities.

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank's prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($4,719,000) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($14,629,000) can either be fixed for periods of time to a LIBOR rate or float with the lending bank's prime rate.
The floating rate obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

We believe it is prudent to limit the variability of a portion of our interest payments. It is our objective to hedge between 25% and 50% of its variable-rate interest payments.

To meet this objective we entered into an interest rate swap agreement to manage the potential fluctuations in cash flows resulting from interest rate risk. See Note H - Notes to Consolidated Financial Statements.

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

                                      Interest Rate Sensitivity Financial Market Risks
                                            Principal Amount by Expected Maturity
                                                      At March 31, 2001
                                                   (Dollars in thousands)
                           --------------------------------------------------------------------------------------------------
                                                                                                                    Fair
                                                                                           There-                   Value
                                 2001         2002        2003        2004        2005      after        Total     12/31/01
-----------------------------------------------------------------------------------------------------------------------------
Assets:
  Marketable Securities       $32,244      $ 1,788      $4,912      $2,355       $ 411           ---     $41,710      $41,678
  Weighted Average
     Interest Rate               5.57%        5.96%       6.32%       6.61%       6.54%          ---        5.74%         ---

Liabilities
  Short-term Debt             $25,833          ---         ---         ---         ---           ---     $25,833      $25,833
  Weighted Average
     Interest Rate               7.50%         ---         ---         ---         ---           ---        7.50%         ---

  Long-term Debt              $ 1,729      $ 1,745      $2,623      $9,751       $ 223        $3,277     $19,348      $19,348
  Weighted Average
      Interest Rate              7.79%        7.79%       7.79%       7.79%       7.79%         7.79%       7.79%         ---

Variable-To-Fixed
  Swap Notional Amount
      3-Year Swap                 ---       11,800         ---         ---         ---           ---      11,800       11,525
Weighted Average
  Pay Fixed Rate
      Contract Rate              6.91%        6.91%        ---         ---         ---           ---        6.91%         ---

Weighted Average Pay
  Variable Rate, Current
   Rate                          6.69%         ---         ---         ---         ---           ---        6.69%         ---
                          ---------------------------------------------------------------------------------------------------

                Interest Rate Sensitivity Financial Market Risks
                     Principal Amount by Expected Maturity
                              At December 31, 2000
                             (Dollars in Thousands)


                                                                      There-                  FairValue
                          2001       2002     2003     2004   2005     after       Total       12/31/00
                        -------    -------   ------   ------  ----     -----      -------     ---------
Assets:
  Marketable
     Securities        $ 2,750   $ 1,819   $4,786   $1,884    ---       ---       $11,239       $11,055
  Weighted
     Average
       Interest Rate      5.84%     5.97%    6.34%    6.85%   ---       ---          6.24%          ---
Liabilities:
  Short-term Debt       20,870       ---      ---      ---    ---       ---        20,870        20,870
  Weighted
     Average
      Interest Rate       8.71%      ---      ---      ---    ---       ---          8.71%          ---
  Long-term Debt         1,973     1,977    2,855    9,983    455     5,913        23,156        23,156
  Weighted
     Average
       Interest Rate      8.26%     8.26%    8.26%    8.26%  8.21%     7.91%         8.24%          ---
Variable-To-Fixed Swap
    Notional Amount
      3-Year Swap          ---    11,800      ---      ---    ---       ---        11,800        11,596
  Weighted Average
    Pay Fixed-Rate
    Contract Rate         6.91%     6.91%     ---      ---    ---       ---          6.91%          ---
  Weighted Average
    Receive Variable
    Rate, Current Rate,
    Adjusts Monthly       6.71%      ---      ---      ---    ---       ---          6.71%          ---


In comparison to the prior year the Company's risk in regards to fluctuations in interest rates has increased overall due to the growth in the use of short-term lines of credit that fluctuate with the bank's prime lending rate and to the increased amount of marketable securities we hold as a result of investing the proceeds of the rights offering completed in January 2001.

Commodity Price Exposure
------------------------

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

Our goal in managing our cattle and feed costs is to protect or create a range of selling prices and feed prices that allow us to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. See Note D, "Commodity Contracts Used to Manage Risk", of Notes to Consolidated Financial Statements. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. Losses on futures contracts and options as of March 31, 2001 were $539,000 as compared to the approximately $966,000 in losses at December 31, 2000. The increase in hedge losses is primarily due to an increase in cattle prices during the last quarter of 2000, and an increase in 2001 prices related to the future delivery of cattle, which caused futures contracts and options to be repriced, creating losses on the derivative positions. These losses are expected to be offset by the increase in prices received on the sale of cattle.

Inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. See the table below for contracts outstanding at the end of the period. We are at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At March 31, 2001, approximately 90% of the cattle held in inventory or 18,105 head of cattle were not protected by futures and options for price movement. This compares to 26,657 head of cattle at December 31, 2000. The 2001 number of head of cattle equates to approximately
20.8 million pounds of beef. For each $.01 per pound change in price, we have a potential exposure of $208,000 in future value. Although the price which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.78 per pound and the current market price at May 3, 2001 was $.75 per pound.

The following table identifies the futures contract amounts and options contract costs outstanding at March 31, 2001 (in thousands, except number of contracts):

                                                                                         Original               Estimated
                                                                      No.              Contract/Cost           Fair Value
Cattle Future / Option Description                                 Contracts           (Bought) Sold          (Bought) Sold
------------------------------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract                         45                   $(506)                 $ 477

Corn options bought, 40,000 lbs. per contract                         25                   $ (52)                 $  11

Cattle futures sold, 40,000 lbs. per contract                         18                     555                   (564)

Cattle options bought, 40,000 lbs. per contract                       40                     (18)                     1



The above futures contracts and options contracts expire between April 2001 and September 2001. Estimated fair value at settlement is based upon quoted prices at March 31, 2001.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 2000 (in thousands, except number of contracts).

                                                                                        Original               Estimated
                                                                      No.             Contract/Cost            Fair Value
Cattle Future / Option Description                                 Contracts          (Bought) Sold          (Bought) Sold
------------------------------------------------------------------------------------------------------------------------------
Cattle futures sold, 40,000 lbs. per contract                        230                $6,826,000             $(7,215,000)

Cattle options sold, 40,000 lbs. per contract                         25                $    4,000             $   (26,000)

Cattle options bought, 40,000 lbs. per contract                       95                  (934,000)            $   930,000

Corn options bought, 50,000 lbs. per contract                         55                  (613,000)            $   654,000



The above futures contracts and options contracts expired between February 2001 and April 2001. Estimated fair value at settlement is based upon quoted market prices at December 31, 2000.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price will not be known until the third or fourth quarter of 2001. At March 31, 2001, we currently have no outstanding accounts receivable for our farm crops. The outstanding receivables at December 31, 2000 of $1,352,000, have been collected.


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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits -

        3.1        Restated Certificate of Incorporation    *
        3.2        Bylaws                                   **

(b)  Reports - on Form 8-K

     None.

* This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company's Annual report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

** This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company's Annual report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TEJON RANCH CO.
                                                   -----------------------------
                                                   (The Company)




5/15/2001                                          BY /s/ Allen E. Lyda
--------------------------------                      --------------------------
DATE                                                    Allen E. Lyda
                                                        Vice President, Chief
                                                        Financial Officer