Form 10-Q
period 2001-06-30
TEJON RANCH CO
filed 2001-08-14
CIK 96869

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


               (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   June 30, 2001
                                              ---------------

                                      OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the transition period from _________ to _________

               For Quarter Ended              Commission File Number

                 June 30, 2001                        1-718
               ----------------               ----------------------

                                TEJON RANCH CO.
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        Delaware                                         77-0196136
-------------------------------              -----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1000, Lebec, California                             93243
---------------------------------------------              ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (661) 248-3000
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

Yes  X     No
   -----

Total Shares of Common Stock issued and outstanding on June 30, 2001, were 14,318,183.

================================================================================

                                TEJON RANCH CO.

                                     INDEX

                                                                      Page No.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated Condensed Statements of                 1
           Operations for the Three Months and Six Months
           Ended June 30, 2001 and June 30, 2000

           Unaudited Consolidated Condensed Balance Sheets                2
           as of June 30, 2001 and December 31, 2000

           Unaudited Consolidated Condensed Statements of                 3
           Cash Flows for the Six Months Ended
           June 30, 2001 and 2000

           Unaudited Consolidated Condensed Statements of
           Stockholders' Equity                                           4

           Notes to Unaudited Consolidated Financial                      5
           Statements

Item 2.    Management's Discussion and Analysis of                       10
           Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              20

SIGNATURES

================================================================================

                        PART I - FINANCIAL INFORMATION

                       TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended             Six Months Ended
                                                                                June 30                        June 30
                                                                                -------                        -------
Revenues:                                                                 2001          2000             2001         2000
                                                                      ----------------------------   --------------------------
        Farming                                                             $   259      $    235         $   316      $   405
        Real Estate                                                           2,894         1,998           4,385        3,310
        Interest Income                                                         510           154             983          312
                                                                      ----------------------------   --------------------------
                                                                              3,663         2,387           5,684        4,027
Cost and Expenses:
        Farming                                                                 694           612           1,373        1,039
        Real Estate                                                           1,748         1,429           3,449        2,976
        Corporate Expense                                                       830           749           1,778        1,509
        Interest Expense                                                         21           399             130          561
                                                                      ----------------------------   --------------------------
                                                                              3,293         3,189           6,730        6,085
                                                                      ----------------------------   --------------------------

Operating Income (Loss) Before Minority Interest                                370          (802)         (1,046)      (2,058)
Minority Interest                                                                 6             -            (97)            -
                                                                      ----------------------------   --------------------------
Operating Income (Loss) Before Income Tax
   Expense (Benefit)                                                            364          (802)          (949)       (2,058)
Income Tax Expense (Benefit)                                                    138          (305)          (361)         (782)
                                                                      ----------------------------   --------------------------
Income (Loss) from Operations                                                   226          (497)           (588)      (1,276)

Income from Discontinued Operations,
        Net of Applicable Income Taxes                                          690           282              706         490
                                                                      ---------------------------------------------------------
Net Income (Loss)                                                           $   916      $   (215)        $    118     $  (786)
                                                                      =========================================================

Income (Loss) From Operations Per Share, Basic                              $  0.02      $  (0.04)        $ (0.04)     $ (0.10)
Income From Discontinued Operations Per Share, Basic                        $  0.04      $   0.02         $  0.05      $  0.04
Income (Loss) Per Share, Basic                                              $  0.06      $  (0.02)        $   0.01     $ (0.06)

Income (Loss) From Operations Per Share, Diluted                            $  0.02      $  (0.04)        $ (0.04)     $ (0.10)
Income From Discontinued Operations Per Share, Diluted                      $  0.04      $   0.02         $  0.05      $  0.04
Income (Loss) Per Share, Diluted                                            $  0.06      $  (0.02)        $  0.01      $ (0.06)

                       TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (In Thousands)

                                                                        June 30, 2001             December 31, 2000*
                                                                        -------------             -----------------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS
      Cash and Cash Equivalents                                         $     31,041              $          2,286
      Marketable Securities                                                   11,845                        11,055
      Accounts & Notes Receivable                                              3,828                         4,542
      Inventories:
           Farming                                                             3,280                           739
           Other                                                                 113                           361
      Assets of Discontinued Operations                                       29,781                        31,489
      Prepaid Expenses and Other                                                 738                         1,106
                                                                        -------------             -----------------
      Total Current Assets                                                    80,626                        51,578
PROPERTY AND EQUIPMENT - NET                                                  52,628                        46,526
OTHER ASSETS                                                                   1,155                           183
                                                                        -------------             -----------------
TOTAL ASSETS                                                            $    134,409              $         98,287
                                                                        =============             =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Trade Accounts Payable                                            $      2,552              $          1,969
      Other Acrued Liabilities                                                     -                         1,150
      Short-Term Borrowings                                                   10,613                         2,810
      Other Current Liabilities                                                  456                           435
      Borrowings of Discontinued Operations                                   19,782                        21,893
      Current Liabilities of Discontinued Operations                             928                         3,446
                                                                        -------------             -----------------
      Total Current Liabilities                                               34,331                        31,703
LONG TERM DEBT                                                                21,102                        19,323
OTHER LIABILITIES                                                              1,484                             -
DEFERRED INCOME TAXES                                                          4,201                         4,287
                                                                        -------------             -----------------
      Total Liabilities                                                       61,118                        55,313
MINORITY INTEREST IN EQUITY OF
      CONSOLIDATED JOINT VENTURE                                                 389                           485
STOCKHOLDERS' EQUITY
      Common Stock                                                             7,159                         6,356
      Additional Paid-In Capital                                              30,157                           683
      Retained Earnings                                                       36,274                        36,156
      Deferred Compensation                                                        -                          (43)
      Accumulated Other Comprehensive Income                                   (688)                         (663)
                                                                        -------------             -----------------
      Total Stockholders' Equity                                              72,902                        42,489
                                                                        -------------             -----------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                              $    134,409              $         98,287
                                                                        =============             =================

See Notes to Consolidated Financial Statements.

* The Consolidated Condensed Balance Sheet at December 31, 2000 has been derived from the audited financial statements at the date and reclassified for comparison purposes. The Consolidated Condensed Balance Sheet was reclassified to retroactively show the impact of discontinued operations.

                       TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                (In Thousands)
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                  --------------------------------
                                                                                              June 30
                                                                                  --------------------------------
                                                                                       2001             2000
                                                                                  ---------------   --------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                               $         118    $        (786)
   Items Not Affecting Cash:
      Depreciation and Amortization                                                        1,577            1,227
      Deferred Income Taxes                                                                  (84)             337
      Minority Interest In Loss of Consolidated Joint Venture                                (97)               -
      Equity in Net Loss from Unconsolidated Joint Venture                                   105              131
   Changes in Operating Assets and Liabilities:
      Receivables, Inventories and other Assets, Net                                      (1,482)          (5,070)
      Current Liabilities, Net                                                              (546)          (2,028)
                                                                                  ---------------   --------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (409)          (6,189)
INVESTING ACTIVITIES
   Maturities and Sales of Marketable Securities                                           2,872            1,599
   Funds Invested in Marketale Securities                                                 (3,287)          (2,012)
   Property and Equipment Expenditures                                                    (7,659)          (6,037)
   Investment in Unconsolidated Joint Venture                                                  -           (1,606)
   Change in Breeding Herds                                                                   11             (136)
   Cash Contribution from Investor in Consolidated Joint Venture                               -              300
   Other                                                                                     289                -
                                                                                  ---------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                              $      (7,774)   $      (7,892)
                                                                                  ---------------   --------------
FINANCING ACTIVITIES
   Proceeds from Revolving Line of Credit                                                 11,311           30,015
   Payments of Revolving Line of Credit                                                   (3,508)         (26,208)
   Proceeds from Long-Term Debt                                                            1,845            4,181
   Payments of Long-Term Debt                                                                (66)          (1,875)
   Bond Reimbusement from Community Facilities District                                        -            8,065
   Proceeds from Issuance of Common Stock                                                 29,845                -
   Exercise of Stock Options                                                                 432                -
                                                                                  --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 39,859           14,178
                                                                                  --------------------------------
NET CHANGE IN DISCONTINUED OPERATIONS                                                     (2,921)               -
INCREASE IN CASH AND CASH EQUIVALENTS                                                     28,755               97
CASH AND CASH EQUIVALENTS AT BEGINNING OF YR                                               2,286              423
                                                                                  --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                31,041              520
                                                                                  ================================

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                  ($'s in thousands except shares outstanding

                                                                                               Accumulated
                                             Common              Additional                          Other
                                       Stock Shares    Common       Paid-In       Deferred   Comprehensive    Retained
                                        Outstanding     Stock       Capital   Compensation          Income    Earnings     Total
                                     --------------------------------------------------------------------------------------------
Balance at January 1, 2000               12,697,179   $ 6,349      $    379   $          -      $     (269)   $ 36,701  $ 43,160

Net Loss                                                    -             -              -                        (545)     (545)
Defined Benefit Plan Funding
      Adjustments, Net of Taxes of
      $234,000                                              -             -              -            (350)          -      (350)
Changes in Unrealized Gains on
      Available-For-Sale Securities,
      Net of Taxes of $106,000                              -             -              -             160           -       160
Interest Rate Swap Adjustment                               -             -              -            (204)          -      (204)
                                                                                                                        ---------
Comprehensive Loss                                                                                                          (939)
                                                                                                                        ---------
Restricted Stock Issuance                     9,057         4           211           (215)              -           -         -
Exercise of Stock Options                     6,000         3            93              -               -           -        96
Amortization of Deferred
      Compensation                                0         -             -            172               -           -       172
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 2000             12,712,236     6,356           683            (43)           (663)     36,156    42,489

Net Income                                        -         -             -              -               -         118       118
Changes in Unrealized Gains on
      Available-For-Sale Securities,
      Net of Taxes of $128,000                    -         -             -              -             247           -       247
Interest Rate Swap Adjustment                     -         -             -              -            (272)          -      (272)
                                                                                                                        ---------
Comprehensive Income                              -         -             -              -               -           -        93
                                                                                                                        ---------
Amortization of Deferred                                                                                                       -
      Compensation                                -         -             -             43               -           -        43
Exercise of Stock Options                    27,000        14           418              -               -           -       432
Common Stock Issuance,                                                                                                         -
      Rights Offering                     1,578,947       789        29,056              -               -           -    29,845
                                     --------------------------------------------------------------------------------------------
Balance at June 30, 2001                 14,318,183   $ 7,159      $ 30,157   $          -      $     (688)   $ 36,274  $ 72,902
                                     ============================================================================================

                        TEJON RANCH CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)


June 30, 2001

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


NOTE B - NET INCOME PER SHARE
-----------------------------

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the year, which for the three months ended June 30, 2001 was 14,303,490 and for the six months ended June 30, 2001 was 14,156,986. For the three months and six months ending June 30, 2000 the average number of shares of common stock outstanding was 12,706,236. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock for stock options using the treasury stock method (14,475,293 for the three months ended June 30, 2001 and 14,275,206 for the six months ended June 30, 2001). The weighted average shares subject to dilutive stock options were 171,803 for the three months ended June 30, 2001 and 118,220 for the six months ended June 30, 2001. For both the second quarter and the first six months of 2000, diluted net income per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options is antidilutive.


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

The following is a summary of available-for-sale securities at June 30, 2001 and December 31, 2000:

                                                           June 30, 2001                 December 31, 2000
                                            ----------------------------------------------------------------
                                                                     Estimated                     Estimated
                                                       Cost         Fair Value         Cost       Fair Value
                                            ----------------------------------------------------------------
Marketable Securities:
(in thousands)
  U.S. Treasury and agency notes                     $ 5,842         $ 5,960         $ 5,987         $ 5,258
  Corporate notes and Commercial paper                 5,812           5,885           5,252           5,797
                                            ----------------------------------------------------------------
                                                     $11,654         $11,845         $11,239         $11,055
                                            ================================================================


As of June 30, 2001, the adjustment to accumulated other comprehensive income in consolidated stockholders' equity is an unrealized gain on available-for-sale securities of $247,000, which is net of a tax expense of $128,000. This adjustment reflects the improvement in the fair value of investments when compared to December 31, 2001. As of June 30, 2001, the Company's gross unrealized holding gains equal $235,000 and gross unrealized holding losses equal $44,000. On June 30, 2001, the average maturity of U.S. Treasury and agency securities was 2.6 years and corporate notes was 2.5 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

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


NOTE D - COMMODITY CONTRACTS USED TO HEDGE PRICE FLUCTUATIONS
-------------------------------------------------------------

The Company uses commodity derivatives to manage risk on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect us against a significant cattle market decline or feed cost increase. These costs and risks of ownership are now included in discontinued operations and we expect to complete the sale of livestock operations during the first few months of 2000. To help achieve this objective we use both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. We continually monitor any open futures and options contracts on a daily basis in accordance with formal policies to determine the appropriate hedge based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with this strategy for us is that it limits or caps the potential profits if cattle prices begin to increase or can add additional costs for feed if grain prices fall.

Realized gains, losses, and costs associated with both open and closed contracts are recognized in discontinued operations sales expense. During the six months ended, June 30, 2001 there were $723,000 of losses associated with futures and option contracts included in cost of sales.

The following table identifies the cattle futures contract amounts outstanding at June 30, 2001 (in thousands, except number of contracts):


                                                                           Original           Estimated
                                                           No.          Contract/Cost         Fair Value
Cattle Future / Option Description                      Contracts       (Bought) Sold       (Bought) Sold
-----------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract               20              $(207)              $ 200
Cattle futures sold, 40,000 lbs. per contract               20                602                (589)
Cattle options bought, 40,000 lbs. per contract            109                (56)                 16
Cattle options sold, 40,000 lbs. per contract               80                 16                 (14)

The June 30, 2001 futures contracts and options expire between August 2001 and October 2001. Estimated fair value at settlement is based upon quoted market prices at June 30, 2001.


NOTE E - CONTINGENCIES
----------------------

Effective June 30, 2001, the Company was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza L.L.C. Total debt at Petro Travel Plaza L.L.C. is $13.0 million and is related to the construction of the travel plaza. The Company does not expect the guarantee to ever be enforced due to the positive cash flow provided by the operations of the Petro Travel Plaza, L.L.C.

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


NOTE F - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
----------------------------------------------------

The Company maintains investments in unconsolidated joint ventures, including an investment as a member in a limited liability company, Petro Travel Plaza, LLC, in which it has an ownership interest of 60%. The Company's other unconsolidated joint venture is R.M. Development in which the Company has a 50% ownership interest. R.M. Development is the entity that is planning the development of Company lands in Los Angeles County. The Company accounts for its investments in its unconsolidated joint ventures using the equity method of accounting. The Company's investment deficit in its unconsolidated joint ventures is $510,000 at June 30, 2001. The equity in net loss in earnings of its unconsolidated joint ventures is $105,000 for the six months ended June 30, 2001, which is included in Real Estate operations in the accompanying consolidated condensed statements of operations.

Condensed financial information of the Company's unconsolidated joint ventures as of and for the six months ended June 30 is as follows (in thousands):

                   Condensed Combined Statement of Operations

                                                               2001                   2000
                                                             -------                -------
Net sales                                                    $18,216                $16,040
                                                             =======                =======
Net loss                                                     $  (189)               $  (222)
Partner's share of net loss                                      (84)                   (91)
                                                             -------                -------
Net loss of unconsolidated joint ventures                    $  (105)               $  (131)
                                                             =======                =======

                  Condensed Combined Balance Sheet Information


                                                               2001                    2000
                                                             --------                --------
Current assets                                               $  1,893                $  2,356
Property and equipment, net                                    20,678                  16,830
Long-term debt                                                (12,838)                (13,000)
Other liabilities                                              (1,558)                 (1,382)
                                                             --------                --------
Net assets                                                   $  8,175                $  4,804
                                                             ========                ========


The Company's investment deficit balance in its unconsolidated joint ventures and its equity in the net loss of unconsolidated joint ventures shown above differ from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

NOTE G - DISCONTINUED OPERATIONS
--------------------------------

During April 2001 the Company finalized its plan for the sale of its cattle and feedlot division. Management intends to dispose of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company. The process of selling the Company's breeding herd, stocker cattle herd, and feedlot is expected to be completed by the end of April 2002. At June 30, 2001, the assets of the division consisted of accounts receivable, inventories, premises, and equipment amounting to approximately $29.8 million. Liabilities of the division consist primarily of accounts payable and debt totaling approximately $20.7 million. Revenues from discontinued operations consist of sales of cattle and revenue from feedlot operations. Expenses consist of cost of sales related to the sale of cattle and expenses related to the operations of a cattle feedlot. There is no allowance for loss on disposal of division assets because the Company expects to recognize a net gain on the disposal of the division assets. During June 2001, the Company completed the sale of a portion of its breeding herd for $2.6 million to Centennial Livestock, a California agricultural company.

In addition, the Company completed the sale of its feedlot in Texas for $3.2 million during July of 2001. The combined gain on sale, net of applicable income taxes, for both the sale, which occurred in June 2001 and the sale which occurred in July 2001 was $700,000.

Condensed income statement information related to the discontinued operations for the period ending June 30 is as follows:

                                                      Three Months Ended                 Six Months Ended
                                                           June 30                           June 30
                                                ----------------------------      ----------------------------
                                                       2001            2000              2001            2000
                                                     -------         -------           -------         -------
Revenues                                             $11,925         $13,752           $24,944         $21,276
Expenses                                              10,813          13,297            23,806          20,486
                                                     -------         -------           -------         -------
Income from discontinued operations,
     before income taxes                               1,112             455             1,138             790
Income taxes                                             422             173               432             300
                                                     -------         -------           -------         -------
Income from discontinued operations, net
    of income taxes                                  $   690         $   282           $   706         $   490
                                                     =======         =======           =======         =======
--------------------------------------------------------------------------------------------------------------

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

As of June 30, 2001, the cumulative decrease in the fair value of the interest rate swaps was $476,000. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts were reclassified to interest expense during the first quarter of 2001.


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

Results of Operations
---------------------

Total revenues, including interest income for the first six months of 2001, were $5,684,000 compared to $4,027,000 for the same period in 2000. The improvement in revenues during the first six months of 2001 compared to the same period of 2000 is due to increased real estate revenues and higher interest income. Real estate revenues increased $1,075,000 due to an increase in leasing revenues and to the receipt of additional milestone payments related to a power plant project being built by Calpine Corp. Interest income increased $671,000 due to the investment of $29.9 million of proceeds from the rights offering to Company stockholders that was completed in January 2001. These improvements were partially offset by a decrease of $89,000 in farming revenues due to reduced water sales to farming tenants and to the receipt in 2000 of revenue associated with the 1999 almond and pistachio harvest.

Net income for the first six months of 2001 including both continuing operations and discontinued operations, was $118,000 or $0.01 per share, diluted, compared to a net loss of $786,000 or $0.06 per shared, diluted, for the same period of 2000. Operating activities from continuing operations during the first six months of 2001 resulted in a net loss of $588,000 or $0.04 per share, diluted, compared to a net loss of $1,276,000 or $0.10 per share, diluted, for the same period of 2000. The improvement in net income when compared to 2000 is due to the increase in revenues described above. This improvement in revenues was partially offset by higher farming, real estate, and corporate expenses. Expenses within our real estate division increased $473,000 due to higher maintenance costs, staffing costs, and marketing costs. Farming costs for the period increased $334,000 due primarily to an increase in costs at Pacific Almond, our almond processing plant. The increase in cost at Pacific Almond is due to the timing of the purchase of the plant which resulted in less than a full year of operations in 2000, and to plant processing activities for the 2000 crop year not concluding until January 2001. Corporate expenses increased $269,000 due to higher professional services fees, higher staffing costs, and to higher stockholder relations expenses.

Total revenues for the second quarter of 2001, including interest income, were $3,663,000 compared to $2,387,000 for the second quarter of 2000. The increase is due primarily to real estate revenues increasing $896,000 for the same reasons as described above and to higher interest income for the quarter.

For the second quarter of 2001 the Company had net income of $916,000, or $0.06 per share, diluted, compared to a net loss of $215,000, or $0.02 per share, diluted, for the same period of 2000. Income from continuing operations for the second quarter of 2001 was $226,000, or $0.02 per share, diluted, compared to a net loss of $497,000, or $0.04 per share, diluted, for the same period of 2000. The improvement in net income is due to the increase in revenues described above and to lower interest expense. These improvements were partially offset by increased real estate and corporate costs. Real estate costs increased due to higher staffing costs and maintenance costs related to real estate development activities. Corporate expenses increased due to higher staffing costs and shareholder costs.

In future periods, as in the year 2000, our real estate division will continue to see an increase in costs primarily related to professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities. These types of real estate development activities and costs could continue over several years as we develop our land holdings. Our current industrial development, Tejon Industrial Complex, is continuing forward with infrastructure development to support the construction of a 1,800,000 square foot building by IKEA, the international furniture retailer and a new 650,000 square foot building undertaken as a joint venture with Dermody Properties, a real estate developer. Interest is continuing to be shown in our site despite the economic slow down and the electricity and energy problems within California. Despite the continuing interest in our site, we do expect that the activity at our industrial site will be slower than originally planned due the current economic climate and the power situation within California.

Production for many of the crops we grow, especially wine grapes and almonds, is expected on a statewide basis to have a record or near record production year. We believe that there is an imbalance between the supply of wine grapes and the demand as a result of so many new plantings coming into production. This increased production is forcing prices to historically low levels. We are also still in the process of contracting to sell our 2001 grape production. We cannot assure you that we will find buyers for all or any significant portion of our wine grape production in 2001. The lack of purchasers for our wine grapes would materially affect our business. The overall increase in production within the almond industry is continuing to keep pressure on the prices we receive for our product. It is still too early in the harvest season to accurately predict the final prices we may receive for our 2001 crops, but we do expect prices to be lower than we have historically received. The expected increase in almond production within the state will positively impact our almond processing operation because more almonds will be available for processing.

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

California is in the midst of an energy crisis that could disrupt our operations, increase our expenses and affect real estate projects planned and in process. In the event of power shortages California has implemented and is expected in the future to continue to implement, rolling blackouts throughout most parts of the state. The energy crisis is expected to continue for several years until additional generator capacity is built. We are currently upgrading our backup generators for our offices but do not have backup generators or alternate sources of power in the event of a blackout for most of our operations, and our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. Our farming operations are particularly vulnerable because electrical power is used for pumping and distributing water used in irrigation. We believe, however, that we can alter irrigation schedules if necessary to deal with intermittent losses of power for limited periods of time. The power shortage could also affect the market demand for warehouse and industrial space in the Tejon Industrial Complex. Also rental and royalty payments from our tenants engaged in the manufacture of cement and in oil and gas extraction could be adversely affected. Our power is provided by Pacific Gas and Electric Company, which filed bankruptcy proceedings because of the significant losses it has incurred in providing electricity to its customers. We are unable to predict the impact of the bankruptcy and the power shortage in general on our operations, but they could have a material adverse effect, both in the short and long term.

Results of Discontinued Operations
----------------------------------

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. Management intends to dispose of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company. While the sale of livestock assets would likely provide significant working capital, it would also result in a loss of significant revenues and income, even after taking into account the revenue stream from grazing leases that we expect to enter into in connection with the sales of the breeding herd. The process of selling a major portion the Company's breeding herd was completed in June, and the sale of the feedlot was completed during July 2001. The sale of the remaining stocker cattle is expected to be completed by the end of April 2002. During June 2001, the Company completed the sale of a portion of its breeding herd for $2.6 million to Centennial Livestock, a California agricultural company.

In addition, the Company completed the sale of its feedlot in Texas for $3.2 million during July of 2001. The combined gain on sale, net of applicable income taxes, for both the sale, which occurred in June 2001 and the sale, which occurred in July 2001, was $700,000.

Total revenues from discontinued operations for the six months of 2001 were $24,944,000 compared to $21,276,000 for the first six months of 2000. This increase over 2000 is primarily due to an increase in cattle sales of approximately $3,500,000. This increase is due to 4,355 additional head of cattle being sold in 2001 and to improved cattle prices during that time period. Included in these revenues are revenues from the sale of a large portion of our breeding herd of approximately $2,600,000.

Income from discontinued operations, net of applicable income taxes, for the first six months of 2001 were $706,000, or $0.05 per share, diluted, compared to net income, net of applicable income taxes, of $490,000 or $0.04 per share diluted, for the first six months of 2000. The increase is primarily related to the growth in revenues described above and a gain from the sale of a portion of the breeding herd. These improvements were partially offset by an increase in costs of sales due to the increased number of cattle sold and to higher feeding costs.

Cattle prices are continuing to show strength due to the perception of lower overall inventories of cattle in the United States. Demand for beef products is continuing to remain steady and is showing some strength for high quality branded products. These trends should be helpful to us as we continue to sell stocker cattle throughout the remainder of 2001 and into the first quarter of 2002.

Liquidity and Capital Resources
-------------------------------

Our cash, cash equivalents and short-term investments totaled approximately $42,886,000 at June 30, 2001, compared to $13,341,000 at December 31, 2000.
Working capital as of June 30, 2001 was $46,295,000 compared to $19,875,000 at December 31, 2000. The increase in working capital during the first quarter of 2001 is due primarily to funds received from the sale of common stock.

We have a revolving line of credit of $27,000,000 that as of June 30, 2001 had a balance outstanding of $19,773,000 bearing interest at the rate of 6.50%, which floats with changes in the lending bank's prime interest rate. At the Company's option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .50% less than the bank's prime lending rate. The Company's feedlot also has a short-term revolving line of credit for the feedlot with a local bank for $12,000,000 with an outstanding balance at June 30, 2001 of $8,507,000 and an interest rate of 6.50%, which floats with changes in the lending bank's prime interest rate. The revolving line of credit at the feedlot is used as a short-term cash management tool and for the financing of customer cattle, feed receivables and purchase of cattle. In the current quarter, short-term debt related to livestock operations declined due to the sale of cattle without buying replacement cattle. This decrease was offset by increased real estate activities.

Our outstanding long-term debt increased $1.8 million at the end of June 2001 compared to December 31, 2000. Long-term debt is being used to fund real estate development infrastructure, farming assets on our land, commercial buildings in Phoenix, Arizona, our feedlot in Texas, and the almond processing plan purchased in 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations, or cash flows due to adverse changes in financial or commodity market prices or rates. We are exposed to market risk in the areas of interest rates and commodity prices.

Financial Market Risks
----------------------

The Company's exposure to financial market risks, includes changes to interest rates and credit risk related to marketable securities, interest rate related to our own outstanding indebtedness and trade receivables.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade of A or better from Moody's or Standard and Poors. See Note C, Marketable Securities - Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank's prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($4,707,000) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($16,395,000) can either be fixed for periods of time to a LIBOR rate or float with the lending bank's prime rate.
The floating rate obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

We believe it is prudent to limit the variability of a portion of our interest payments. It is our objective to hedge between 25% and 50% of our variable-rate interest payments.

To meet this objective we entered into an interest rate swap agreement to manage the potential fluctuations in cash flows resulting from interest rate risk. See Note H, Interest Rate Risk Management - Notes to Consolidated Financial Statements.

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

               Interest Rate Sensitivity - Financial Market Risks
                      Principal Amount by Expected Maturity
                                At June 30, 2001
                             (Dollars in thousands)

                          --------------------------------------------------------------------------------------------------
                                                                                                                       Fair
                                                                                            There-                     Value
                                 2001        2002        2003        2004        2005        after       Total      12/31/01
----------------------------------------------------------------------------------------------------------------------------
Assets:
  Marketable Securities       $ 1,165     $ 1,764      $3,871      $4,097       $ 757           ---     $11,654    $  11,845
  Weighted Average
     Interest Rate              6.027%       5.94%       5.97%       6.61%       6.20%          ---        6.21%         ---

Liabilities
  Short-term Debt             $30,395         ---         ---         ---         ---           ---     $30,395    $  30,395
  Weighted Average
     Interest Rate               6.50%        ---         ---         ---         ---           ---        6.50%         ---

  Long-term debt              $ 1,342     $ 1,745      $2,623      $9,751       $ 223        $5,328     $21,102    $  21,102
  Weighted Average
      Interest Rate              7.79%       7.79%       7.79%       7.79%       7.79%         7.79%       7.79%         ---

Variable-to-fixed
  Swap Notional Amount
      3-Year Swap                 ---     $11,800         ---         ---         ---           ---     $11,800    $  11,525
Weighted Average
  Pay Fixed Rate
      Contract Rate              6.91%       6.91%        ---         ---         ---           ---        6.91%         ---

Weighted Average Pay
  Variable Rate, Current         4.13%        ---         ---         ---         ---           ---        4.13%         ---
   Rate
                          --------------------------------------------------------------------------------------------------

               Interest Rate Sensitivity - Financial Market Risks
                     Principal Amount by Expected Maturity
                              At December 31, 2000
                             (Dollars in Thousands)

                                                                                           There-                FairValue
                                2001         2002        2003        2004       2005       after      Total       12/31/00
                                ----         ----        ----        ----       ----       -----      -----       --------
Assets:
  Marketable
     Securities              $ 2,750      $ 1,819      $4,786      $1,884        ---         ---     $11,239        $11,055
  Weighted
     Average
       Interest Rate            5.84%        5.97%       6.34%       6.85%       ---         ---        6.24%           ---
Liabilities:
  Short-Term Debt            $20,870          ---         ---         ---        ---         ---     $20,870        $20,870
  Weighted
     Average
      Interest Rate             8.71%         ---         ---         ---        ---         ---        8.71%           ---
  Long-Term Debt             $ 1,973      $ 1,977      $2,855      $9,983      $ 455      $5,913     $23,156        $23,156
  Weighted
     Average
       Interest Rate            8.26%        8.26%       8.26%       8.26%      8.21%       7.91%       8.24%           ---
Variable-To-Fixed Swap
    Notional Amount
      3-Year Swap            $   ---      $11,800      $  ---      $  ---      $ ---      $  ---     $11,800        $11,596
  Weighted Average
    Pay Fixed-Rate
    Contract Rate               6.91%        6.91%        ---         ---        ---         ---        6.91%           ---
  Weighted Average
    Receive Variable
    Rate, Current Rate,
    Adjusts Monthly             6.71%         ---         ---         ---        ---         ---        6.71%           ---



In comparison to the prior year the Company's risk in regards to fluctuations in interest rates has increased overall due to the growth in the use of short-term lines of credit that fluctuate with the lending bank's prime lending.

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

Our goal in managing our cattle and feed costs is to protect or create a range of selling prices and feed prices that allow us to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. See Note D, Commodity Contracts Used to Manage Risk - Notes to Consolidated Financial Statements. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. Losses on futures contracts and options as of June 30, 2001 were $723,000 as compared to the approximately $966,000 in losses at December 31, 2000. The increase in hedge losses is primarily due to an increase in cattle prices during the last quarter of 2000, and an increase in 2001 prices related to the future delivery of cattle, which caused futures contracts and options to be repriced, creating losses on the derivative positions. These losses are expected to be offset by the increase in prices received on the sale of cattle.

Inventories consist primarily of cattle for sale, and price fluctuations are managed with futures and options contracts. See the table below for contracts outstanding at the end of the period. We are at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At June 30, 2001, approximately 75% of the cattle held in inventory or 11,250 head of cattle were not protected by futures and options for price movement. This compares to 26,657 head of cattle at December 31, 2000. The 2001 number of head of cattle equates to approximately
12.9 million pounds of beef. For each $.01 per pound change in price, we have a potential exposure of $129,000 in future value. Although the price which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.78 per pound and the current market price at August 3, 2001 was $.71 per pound for cattle being delivered in August 2001.

The following table identifies the futures contract amounts and options contract costs outstanding at June 30, 2001 (in thousands, except number of contracts):

                                                                                         Original               Estimated
                                                                      No.              Contract/Cost           Fair Value
Cattle Future / Option Description                                 Contracts           (Bought) Sold          (Bought) Sold
------------------------------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract                          20                 $(207)                 $ 200
Cattle futures sold, 40,000 lbs. per contract                          20                   602                   (589)
Cattle options bought, 40,000 lbs. per contract                       109                   (56)                    16
Cattle options sold, 40,000 lbs. per contract                          80                    16                    (14)


The above futures contracts and options contracts expire between August 2001 and October 2001. Estimated fair value at settlement is based upon quoted prices at June 30, 2001.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 2000 (in thousands, except number of contracts).

                                                                                        Original               Estimated
                                                                      No.             Contract/Cost            Fair Value
Cattle Future / Option Description                                 Contracts          (Bought) Sold          (Bought) Sold
------------------------------------------------------------------------------------------------------------------------------
Cattle futures sold, 40,000 lbs. per contract                           230            $6,826,000             $(7,215,000)
Cattle options sold, 40,000 lbs. per contract                            25                 4,000                 (26,000)
Cattle options bought, 40,000 lbs. per contract                          95              (934,000)                930,000
Corn options bought, 50,000 lbs. per contract                            55              (613,000)                654,000

The above futures contracts and options contracts expired between February 2001 and April 2001. Estimated fair value at settlement is based upon quoted market prices at December 31, 2000.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price will not be known until the third or fourth quarter of 2001. At June 30, 2001, we currently have no outstanding accounts receivable for our farm crops. The outstanding at risk receivables at December 31, 2000 of $1,352,000, have been collected.


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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The Annual meeting of Shareholders was held on May 1, 2001.

(b) During the Annual Meeting an election of directors was submitted to a vote of the security holders. Each of the persons named in the Proxy Statement as nominee for director was elected. Following are the voting results on each of the nominees for director:

                                                        Votes                         Votes
Election of Directors                                    For                        Withheld
---------------------                                    ---                        --------
Craig Cadwalader                                      12,984,407                      192,308
Rayburn Dezember                                      12,980,733                      196,982
George G. C. Parker                                   12,955,212                      222,503
Robert A. Stine                                       11,548,753                    1,628,962


(c) In addition to the election of directors two other items were submitted to a vote of security holders as follows:

                                                          Votes                   Votes                                   Broker
                                                           For                   Against                Abstain          Non-Votes
                                                   ------------------      -----------------      ------------------   -------------

Approval of the Amendment to
the 1998 Stock Incentive Plan                           7,703,315              1,972,348                  41,943         4,573,577

Approval of the Amendment to
the Non-Employee Director
Stock Incentive Plan                                    8,015,710              1,658,005                  43,891         4,573,577


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



                                       TEJON RANCH CO.
                                       --------------------------------------
                                       (The Company)




        August 14, 2001                BY  /s/ ALLEN E. LYDA
--------------------------------         --------------------------------------
DATE                                       Allen E. Lyda
                                           Vice President, Chief
                                           Financial Officer