Form 10-Q
period 2001-09-30
TEJON RANCH CO
filed 2001-11-13
CIK 96869

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 2001
                                        ----------------------

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ___________ to ___________

          For Quarter Ended        Commission File Number

            September 30, 2001                1-718
          ---------------------       -------------------

                                TEJON RANCH CO.
          ----------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                                   77-0196136
----------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1000, Lebec, California                                 93243
-----------------------------------------                      ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (661) 248-3000
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

Yes  X    No
   -----

Total Shares of Common Stock issued and outstanding on September 30, 2001, were 14,318,183.

                                TEJON RANCH CO.

                                     INDEX

                                                            Page No.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Unaudited Consolidated Condensed Statements of        1
            Operations for the Three Months and Nine Months
            Ended September 30, 2001 and September 30, 2000

            Unaudited Consolidated Condensed Balance Sheets       2
            as of September 30, 2001 and December 31, 2000

            Unaudited Consolidated Condensed Statements of        3
            Cash Flows for the Nine Months Ended
            September 30, 2001 and 2000

            Unaudited Consolidated Condensed Statements of
            Stockholders' Equity                                  4

            Notes to Unaudited Condensed Consolidated Financial   5
            Statements

Item 2.     Management's Discussion and Analysis of              10
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                     20

SIGNATURES

                         PART I - FINANCIAL INFORMATION

                        TEJON RANCH CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30                      September 30
                                                              ---------------------            ----------------------
                                                               2001           2000               2001           2000
                                                              ---------------------            ----------------------
Revenues:
      Farming                                                 $1,696         $2,503            $ 2,012        $ 2,908
      Real Estate                                              3,720          4,955              8,105          8,265
      Interest Income                                            447            159              1,430            471
                                                              ---------------------            ----------------------
                                                               5,863          7,617             11,547         11,644
Cost and Expenses:
      Farming                                                  1,690          2,447              3,063          3,486
      Real Estate                                              2,209          2,928              5,658          5,904
      Corporate Expense                                          661            857              2,439          2,366
      Interest Expense                                           165            678                295          1,239
                                                              ---------------------            ----------------------
                                                               4,725          6,910             11,455         12,995
                                                              ---------------------            ----------------------
Operating Income (Loss) Before Minority Interest               1,138            707                 92         (1,351)
Minority Interest                                                 20              -                (77)             -
                                                              ---------------------            ----------------------
Operating Income (Loss) Before Income Tax
 Expense (Benefit)                                             1,118            707                169         (1,351)
Income Tax Expense (Benefit)                                     425            269                 64           (513)
                                                              ---------------------            ----------------------
Income (Loss) from Operations                                    693            438                105           (838)

Income (Loss) from Discontinued Operations,
      Net of Applicable Income Taxes                            (403)          (409)               303             81
                                                              ---------------------            ----------------------
Net Income (Loss)                                             $  290         $   29            $   408        $  (757)
                                                              =====================            ======================

Income (Loss) From Operations Per Share, Basic                $ 0.05         $ 0.03            $  0.01        $ (0.07)
Income (Loss) From Discontinued Operations
      Per Share, Basic                                        $(0.03)        $(0.03)           $  0.02        $  0.01
Net Income (Loss) Per Share, Basic                            $ 0.02         $    -            $  0.03        $ (0.06)

Income (Loss) From Operations
      Per Share, Diluted                                      $ 0.05         $ 0.03            $  0.01        $ (0.07)
Income (Loss) From Discontinued Operations
      Per Share, Diluted                                      $(0.03)        $(0.03)           $  0.02        $  0.01
Net Income (Loss) Per Share, Diluted                          $ 0.02         $    -            $  0.03        $ (0.06)

                        TEJON RANCH CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                 (In Thousands)

                                                                 September 30, 2001                December 31, 2000*
                                                               ----------------------            ----------------------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents                                       $    488                         $ 2,286
     Marketable Securities                                             19,340                          11,055
     Accounts & Notes Receivable                                        4,563                           4,542
     Inventories:
          Farming                                                       3,945                             739
          Other                                                           112                             361
     Assets of Discontinued Operations                                 14,147                          31,489
     Prepaid Expenses and Other                                         1,105                           1,106
                                                                     --------                         -------
     Total Current Assets                                              43,700                          51,578
PROPERTY AND EQUIPMENT - NET                                           57,299                          46,526
OTHER ASSETS                                                            1,154                             183
                                                                     --------                         -------
TOTAL ASSETS                                                         $102,153                         $98,287
                                                                     ========                         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade Accounts Payable                                          $  2,792                         $ 1,969
     Other Accrued Liabilities                                              -                           1,150
     Short-Term Borrowings                                                261                           2,810
     Other Current Liabilities                                            668                             435
     Borrowings of Discontinued Operations                              2,901                          21,893
     Current Liabilities of Discontinued Operations                       417                           3,446
                                                                     --------                         -------
     Total Current Liabilities                                          7,039                          31,703
LONG TERM DEBT                                                         16,118                          19,323
OTHER LIABILITIES                                                       1,318                               -
DEFERRED INCOME TAXES                                                   3,994                           4,287
                                                                     --------                         -------
     Total Liabilities                                                 28,469                          55,313
MINORITY INTEREST IN EQUITY OF
     CONSOLIDATED JOINT VENTURE                                           409                             485
STOCKHOLDERS' EQUITY
     Common Stock                                                       7,159                           6,356
     Additional Paid-In Capital                                        30,109                             683
     Retained Earnings                                                 36,564                          36,156
     Deferred Compensation                                                  -                             (43)
     Accumulated Other Comprehensive Income                              (557)                           (663)
                                                                     --------                         -------
     Total Stockholders' Equity                                        73,275                          42,489
                                                                     --------                         -------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                            $102,153                         $98,287
                                                                     ========                         =======

See Notes to Consolidated Condensed Financial Statements.

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

                                                                                     Nine Months Ended
                                                                               ------------------------------
                                                                                        September 30
                                                                               ------------------------------
                                                                                 2001                  2000
                                                                              ---------             ---------
OPERATING ACTIVITIES
    Net Income (Loss)                                                              408                  (757)
    Items Not Affecting Cash and Cash Equivalents:
       Depreciation and Amortization                                             2,306                 1,908
       Deferred Income Taxes                                                         0                   337
       Minority Interest In Loss of Consolidated Joint Venture                     (77)                    0
       Equity in Net Loss from Unconsolidated Joint Venture                         84                   163
    Changes in Operating Assets and Liabilities:
       Receivables, Inventories and other Assets, Net                           (2,977)               (5,248)
       Current Liabilities, Net                                                   (644)               (1,112)
                                                                              --------              --------
NET CASH USED IN OPERATING ACTIVITIES                                             (900)               (4,709)
INVESTING ACTIVITIES
    Maturities and Sales of Marketable Securities                               27,569                 2,639
    Funds Invested in Marketable Securities                                    (35,585)               (3,236)
    Property and Equipment Expenditures                                        (13,049)               (8,547)
    Investment in Unconsolidated Joint Venture                                       0                (1,611)
    Sale of Land                                                                     0                 1,463
    Change in Breeding Herds                                                        15                   108
    Cash Contribution from Investor in Consolidated Joint Venture                    0                   300
    Other                                                                          356                     0
                                                                              --------              --------
NET CASH USED IN INVESTING ACTIVITIES                                          (20,694)               (8,884)
                                                                              --------              --------
FINANCING ACTIVITIES
    Proceeds from Revolving Line of Credit                                      14,337                49,713
    Payments of Revolving Line of Credit                                       (16,886)              (46,585)
    Proceeds from Long-Term Debt                                                 1,845                 4,181
    Payments of Long-Term Debt                                                  (5,050)               (2,055)
    Bond Reimbusement from Community Facilities District                             0                 8,065
    Proceeds from Issuance of Common Stock                                      29,797                     0
    Exercise of Stock Options                                                      432                    96
                                                                              --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       24,475                13,415
                                                                              --------              --------
NET CHANGE IN DISCONTINUED OPERATIONS                                           (4,679)                    0
DECREASE CASH AND CASH EQUIVALENTS                                              (1,798)                 (178)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                             2,286                   423
                                                                              --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    488              $    245
                                                                              ========              ========

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                   (In thousands, except shares outstanding)

                                                                                                 Accumulated
                                     Common Stock                Additional                         Other
                                         Shares      Common       Paid-In       Deferred        Comprehensive  Retained
                                      Outstanding    Stock        Capital     Compensation         Income      Earnings    Total
                                     --------------------------------------------------------------------------------------------
Balance at January 1, 2000            12,697,179     $6,349       $   379         $   -           $(269)       $36,701    $43,160
Net Loss                                       -          -             -             -               -           (545)      (545)
Defined Benefit Plan Funding                   -
     Adjustments, Net of Taxes
     of $234,000                               -          -             -             -            (350)             -       (350)
Changes in Unrealized Gains                    -
     on Available-For-Sale
     Securities, Net of
     Taxes of $106,000                         -          -             -             -             160              -        160
Interest Rate Swap Adjustment                  -          -             -             -            (204)             -       (204)
                                                                                                                         --------
Comprehensive Loss                             -                                                                             (939)
                                                                                                                         --------
Restricted Stock Issuance                  9,057          4           211          (215)              -              -          -
Exercise of Stock Options                  6,000          3            93             -               -              -         96
Amortization of Deferred
     Compensation                              -          -             -           172               -              -        172
                                    ---------------------------------------------------------------------------------------------
Balance at December 31, 2000          12,712,236      6,356           683           (43)           (663)        36,156     42,489
Net Income                                     -          -             -             -               -            408        408
Changes in Unrealized Gains on
     Available-For-Sale
     Securities, Net of
     Taxes of $165,000                         -          -             -             -             270              -        270
Interest Rate Swap Adjustment                  -          -             -             -            (164)             -       (164)
                                                                                                                         --------
Comprehensive Income                           -          -             -             -               -              -        106
                                                                                                                         --------
Amortization of Deferred                                                                                                        -
     Compensation                              -          -             -            43               -              -         43
Exercise of Stock Options                 27,000         14           418             -               -              -        432
Common Stock Issuance,
     Rights Offering, Net              1,578,947        789        29,008             -               -              -     29,797
                                    ---------------------------------------------------------------------------------------------
Balance at September 30, 2001         14,318,183     $7,159       $30,109         $   -           $(557)       $36,564    $73,275
                                    =============================================================================================

See Notes to Consolidated Condensed Financial Statements

                        TEJON RANCH CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)


September 30, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The summarized information furnished by the Company pursuant to the instructions to part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

Certain amounts in the 2000 quarterly financial statements have been reclassified to conform to the current period presentation.

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


NOTE B - NET INCOME PER SHARE
-----------------------------

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the period, which for the three months ended September 30, 2001 was 14,318,183 and for the nine months ended September 30, 2001 was 14,208,198. For the three months and nine months ended September 30, 2000 the average number of shares of common stock outstanding was 12,712,236 and 12,708,236, respectively. Diluted net income per share is based upon the weighted average number of shares outstanding assuming the issuance of common stock for stock options using the treasury stock method (14,498,458 for the three months ended September 30, 2001 and 14,319,557 for the nine months ended September 30, 2001). The weighted average shares subject to dilutive stock options were 180,275 for the three months ended September 30, 2001 and 111,359 for the nine months ended September 30, 2001. For the three months ended September 30, 2000 the diluted weighted average shares outstanding was 12,825,798, and the number of shares subject to dilutive options were 113,562. For the nine months ended September 30, 2000, diluted net income per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options was antidilutive.


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

The following is a summary of available-for-sale securities at September 30, 2001 and December 31, 2000:

                                                        September 30, 2001              December 31, 2000
                                                    ----------------------------------------------------------
                                                                    Estimated                       Estimated
                                                       Cost         Fair Value         Cost         Fair Value
                                                    ----------------------------------------------------------
Marketable Securities:
(in thousands)
  U.S. Treasury and agency notes                     $ 5,116         $ 5,199         $ 5,987         $ 5,258
  Corporate notes and Commercial paper                13,954          14,141           5,252           5,797
                                                    ----------------------------------------------------------
                                                     $19,070         $19,340         $11,239         $11,055
                                                    ==========================================================

As of September 30, 2001, the adjustment to accumulated other comprehensive income in consolidated stockholders' equity is an unrealized gain on available-for-sale securities of $270,000, which is net of a tax expense of $165,000. This adjustment reflects the improvement in the fair value of investments when compared to December 31, 2000. As of September 30, 2001, the Company's gross unrealized holding gains equal $411,000 and gross unrealized holding losses equal $141,000. On September 30, 2001, the average maturity of U.S. Treasury and agency securities was 2.6 years and corporate notes was 1.3 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

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


NOTE D - COMMODITY CONTRACTS USED TO HEDGE PRICE FLUCTUATIONS
-------------------------------------------------------------

The Company uses commodity derivatives to manage risk on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect us against a significant cattle market decline or feed cost increase. These costs and risks of ownership are now included in discontinued operations, and we expect to complete the sale of livestock operations during the first few months of 2002. To help achieve this objective we use both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. We continually monitor any open futures and options contracts on a daily basis in accordance with formal policies to determine the appropriate hedge based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with this strategy for us is that it limits or caps the potential profits if cattle prices increase, and it adds additional costs for feed if grain prices fall.

Realized gains, losses, and costs associated with both open and closed contracts are recognized in discontinued operations. During the nine months ended, September 30, 2001 there were $519,000 of losses associated with futures and option contracts included in this category.

The following table identifies the cattle futures contract amounts outstanding at September 30, 2001 (in thousands, except number of contracts):

                                                                           Original           Estimated
                                                           No.          Contract/Cost        Fair Value
Cattle Future / Option Description                      Contracts       (Bought) Sold       (Bought) Sold
-----------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract                   5           $(52,000)           $54,000
Cattle options bought, 40,000 lbs. per contract                10             (5,000)             7,000
Cattle options sold, 40,000 lbs. per contract                  50             12,000                  -

The September 30, 2001 futures contracts and options expire between October 2001 and December 2001. Estimated fair value at settlement is based upon quoted market prices at September 30, 2001.


NOTE E - CONTINGENCIES
----------------------

The Company is guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt at Petro Travel Plaza LLC, is $13.0 million and is related to the construction of the travel plaza. The Company does not expect the guarantee to ever be enforced due to the positive cash flow provided by the operations of the Petro Travel Plaza, LLC. The Company is also guaranteeing 50% of a construction loan to Tejon/Dermody Industrial, LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is $12.8 million.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to clean up or abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation and has performed preliminary remediation work with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be leaking into a local creek. Lafarge is undertaking additional investigation work as directed by the Regional Water Board and is developing a feasibility study evaluating different long-term remediation options. Lafarge has also removed high concentrations of PCE from the drum storage site. The order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. Under the orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, each of the companies is required to indemnify the Company for its designated portion of any costs and liabilities incurred in connection with the cleanup order. Due to the financial strength of National and Lafarge, the Company believes that a material effect on the Company is remote at this time.

For further discussion refer to the Company's 2000 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no significant changes since the filing of the 2000 Form 10-K.


NOTE F - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
----------------------------------------------------

The Company maintains investments in unconsolidated joint ventures, including an investment as a member in a limited liability company, Petro Travel Plaza, LLC, in which it has an ownership interest of 60%. The Company's other unconsolidated joint ventures are RM Development, LLC in which the Company has a 50% ownership interest, and Tejon/Dermody Industrial, LLC. RM Development is the entity that is planning the development of Company lands in Los Angeles
County.   Tejon/Dermody Industrial, LLC is a joint venture between the Company and Dermody Properties for the development and ownership of an industrial building to lease. The Company accounts for its investments in its unconsolidated joint ventures using the equity method of accounting. The Company's investment deficit in its unconsolidated joint ventures is $489,000 at September 30, 2001. The equity in the net loss in its unconsolidated joint ventures is $84,000 for the nine months ended September 30, 2001, which is included in Real Estate operations in the accompanying consolidated condensed statements of operations.

Condensed combined financial information of the Company's unconsolidated joint ventures as of and for the nine months ended September 30 is as follows (in thousands):

                   Condensed Combined Statement of Operations Information

                                                                    Nine Months Ended
                                                                       September 30
                                                            -------------------------------
                                                                2001                   2000
                                                            -------------------------------
Revenues                                                    $ 28,252                $26,388
                                                            ========                =======
Net loss                                                    $   (201)               $  (278)
Partner's share of net loss                                     (117)                  (111)
                                                            --------                -------
Equity in net loss of unconsolidated joint                  $    (84)               $  (167)
 ventures                                                   ========                =======

                        Condensed Combined Balance Sheet Information

                                                                2001                    2000
                                                            --------                --------
Current assets                                              $  3,403                $  2,454
Property and equipment, net                                   20,701                  16,583
Long-term debt                                               (12,675)                (13,000)
Other liabilities                                             (1,592)                 (1,289)
                                                            --------                --------
Net assets                                                  $  9,837                $  4,748
                                                            ========                ========

The Company's investment deficit balance in its unconsolidated joint ventures and its equity in the net loss its unconsolidated joint ventures shown above differ from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

NOTE G - DISCONTINUED OPERATIONS
--------------------------------

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. Management intends to dispose of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company. The process of selling the Company's breeding herd, stocker cattle herd, and feedlot is expected to be completed by the end of April 2002. At September 30, 2001, the assets of the division consisted of accounts receivable and inventories amounting to approximately $14.1 million. Liabilities of the division consist primarily of accounts payable and debt totaling approximately $3.3 million. Revenues from discontinued operations consist of sales of cattle and revenue from feedlot operations. Expenses consist of cost of sales related to the sale of cattle and expenses related to the operations of a cattle feedlot. There is no allowance for loss on disposal of division assets because the Company expects to recognize a net gain on the disposal of the division assets. During June 2001, the Company completed the sale of a portion of its breeding herd for $2.6 million to Centennial Livestock, a California agricultural company. The Company completed the sale of its feedlot in Texas for $3.2 million during July of 2001. The combined gain on sale, net of applicable income taxes, for both the sale which occurred in June 2001 and the sale which occurred in July 2001, was approximately $700,000.

Condensed income statement information related to the discontinued operations for the period ended September 30 is as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30                       September 30
                                                     ------------------------            -----------------------
                                                        2001             2000               2001            2000
                                                     -------          -------            -------         -------
Revenues                                             $14,291          $12,061            $39,235         $33,337
Expenses                                              14,940           12,720             38,746          33,206
                                                     -------          -------            -------         -------
Income (loss) from discontinued operations,
     before income taxes                                (649)            (659)               489             131

Income taxes expense (benefit)                          (246)            (250)               186              50
                                                     -------          -------            -------         -------
Income (loss) from discontinued operations, net
    of income taxes                                  $  (403)         $  (409)           $   303         $    81
                                                     =======          =======            =======         =======
----------------------------------------------------------------------------------------------------------------

NOTE H - INTEREST RATE RISK MANAGEMENT
--------------------------------------

During 2000, the Company entered into interest rate swap agreements with notional amounts totaling $11.4 million to manage interest rate risk by converting floating interest rate debt to fixed rate debt. Notional amounts correspond to the amount of our indebtedness affected by the interest rate swaps. These swap agreements, which have maturities ranging from 3 to 5 years, are contracts to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they are incurred.

As of September 30, 2001, the cumulative decrease in the fair value of the interest rate swaps was $550,000. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts have been reclassified to interest expense during 2001.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and in "Notes to Consolidated Financial Statements" in this report, management has made forward-looking statements regarding future developments in the cattle industry and the disposition of the cattle division, future yields and prices of our cattle and crops, future revenue and income of our jointly-owned travel plaza, market demand for land and buildings in our industrial complex, potential losses to the Company as a result of pending environmental proceedings, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, outstanding indebtedness, and the impact of the energy shortages in California. These forward-looking statements are subject to factors beyond the control of the Company (such as weather, market and economic forces) and, with respect to the Company's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Results of Operations
---------------------

Total revenues, including interest income for the first nine months of 2001, were $11,547,000 compared to $11,644,000 for the same period in 2000. The decline in revenues during the first nine months of 2001 compared to the same period of 2000 is due to lower farming revenues and a slight decrease in real estate revenues. These unfavorable variances were partially offset by an increase in interest income. The decline in farming revenues is due primarily to lower crop revenues and water sales to farming tenants. A reduction in crop revenues of $1,464,000 is due to the timing of the harvest of crops in 2001, lower overall production on almonds harvested because of damage to trees and poor pollination due to winter storms in early 2001, and to lower prices on almonds. During the third quarter of 2001, the harvest was completed on only a portion of the almond orchards, while the harvest of grapes, walnuts, and pistachios was just beginning in September. During 2000, almond and walnut harvests were completed as well as harvests of two varieties of grapes. Partially offsetting this reduction in crop revenues was an increase in revenues of $740,000 at Pacific Almond, our almond processing plant. This increase is due to the timing of processing customer almonds and to the sale of almond hulls from last years' almond harvest. Increases in revenue during 2001 from the Petro Travel Plaza operation, increased lease income from our properties in Phoenix, and additional milestone and lease payments related to the Calpine power plant project were more than offset by the sale of land for $2,000,000 during the third quarter of 2000. These variations resulted in Real Estate revenues being down $160,000 when compared to the same period of 2000.

Net income for the first nine months of 2001, including both continuing operations and discontinued operations, was $408,000 or $0.03 per share, diluted, compared to a net loss of $757,000 or $0.06 per share, diluted, for the same period 2000. Operating activities from continuing operations during the first nine months of 2001 resulted in income of $105,000 or $0.01 per shared, diluted, compared to a loss of $838,000 or $0.07 per share, diluted, for the same period of 2000. The improvement in net income is due to a reduction in expenses offsetting the small decline in revenues described above. The reduction in expenses is due to lower farming costs, real estate expenses, and lower interest costs. Farming costs declined $423,000 primarily due to the timing of crop harvests. Real estate costs are lower due to a decline in commissions from the sale of land and to lower fixed water costs. Interest costs declined due to a reduction in outstanding debt, the capitalization of interest cost to real estate projects, and the allocation of interest cost to discontinued operations.

Total revenues for the third quarter of 2001, including interest income, were $5,863,000 compared to $7,617,000 for the third quarter of 2000. The decrease in revenues during the third quarter of 2001 is due to a reduction in farming revenues due to the timing of crop harvests and to reduced real estate revenues due to the $2,000,000 sale of land in 2000. Partially offsetting these declines in revenue was an increase in interest income.

For the third quarter of 2001 the Company had net income, including both continuing and discontinued operations, of $290,000 or $0.02 per share, diluted, compared to net income of $29,000 or $0.00 per share, diluted, for the same period 2000. The improvement in net income is due to a reduction in expense when compared to 2000. Farming expenses are down due to the timing of the 2001 crop harvest. Real estate costs are down due to a reduction in sales commissions when compared to the same period of 2000. Corporate costs are lower during the third quarter 2001 due to lower professional service costs and lower shareholder costs when compared to the same period of 2000.

In future periods, our real estate division will continue to see an increase in indirect project costs primarily related to professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities. These types of real estate development activities and costs could continue over several years as we develop our land holdings. Our current industrial development, Tejon Industrial Complex, is continuing forward with infrastructure development to support the construction of a 1,800,000 square foot building by IKEA, the international furniture retailer, and a new 650,000 square foot building undertaken as a joint venture with Dermody Properties, a real estate developer. Interest is continuing to be shown in our site despite the economic slowdown and the electricity and energy problems within California. Despite the continuing interest in our site, we do expect that the activity at our industrial site may be slower than originally planned due primarily to the current economic climate and to a lesser extent, to the power situation within California.

Planning work on the master planned community envisioned for Ranch lands in northern Los Angeles County has progressed during the year. The development partnership, which includes three of the largest homebuilders in Southern California, now contemplates filing entitlement applications with Los Angeles County during the first half of 2002. The partners have agreed in principle to increase the size of the community to 6,000 acres of development area and 6,000 or more acres of recreation and open space, but no definitive agreements have been executed. We have a 50% ownership interest in this partnership. The funds needed for development are contributed by our partners until their contributions equal the agreed upon value of the land we are contributing, after which additional funds will be provided on a 50-50 basis. In return, we are entitled to 50% of the net profits and cash flow from the development, although if we do not contribute our share of the additional funds requirement, our share of the net profits and cash flow will be reduced. Any profits or cash flow that we might receive will not be realized for several years.

Many of the crops we grow, especially wine grapes and almonds, are still expected on a statewide basis to have near record production years. We believe that there is an imbalance between the supply of wine grapes and the demand as a result of so many new plantings coming into production. This increased production is forcing prices to historically low levels. We have contracted our 2001 grape production, but at prices 50% to 75% less than historical average prices. During this period of imbalance in production and demand, we cannot assure that we will find buyers for all or any significant portion of our wine grape production in future years. The lack of purchasers for our wine grapes would materially affect our business in future years. The overall increase in production within the almond industry is continuing to keep pressure on the prices we receive for our product. However, as stated earlier, we will see lower production from our almonds due to poor pollination and damage to trees
from winter storms.   It is still too early in the harvest season to accurately
predict the final prices we may receive for our 2001 crops, but we do expect prices to be lower than we have historically received. The expected increase in almond production within the state will positively impact our almond processing operation because more almonds will be available for processing.

During the third quarter of 2001 we removed 598 acres of old almond acreage due to the age of the trees, declining production of the trees, damage to the trees, and to these trees being part of our Tejon Industrial Complex development on the east side of Interstate 5. These trees were of an age that they were fully depreciated. There will, however, be an impact on revenues due to fewer acres of producing almond trees. Almonds planted in 1999 and almonds anticipated to be planted in 2002 or 2003 will provide production in the future to offset the reduction from the removal of the above acreage.

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

California has been experiencing an energy crisis. While the effect of the crises has not been as severe as predicted earlier, the underlying shortage of power generation capacity persists. This shortage, together with other factors, could disrupt our operations, increase our expenses and affect real estate projects planned and in process. In the event of power shortages California has implemented, and may in the future implement, rolling blackouts throughout most parts of the state. The energy shortage is expected to continue for several years until additional generator capacity is built. We have upgraded our backup generators for our offices but do not have backup generators or alternate sources of power in the event of a blackout for most of our operations, and our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. Our farming operations are particularly vulnerable because electrical power is used for pumping and distributing water used in irrigation. We believe, however, that we can alter irrigation schedules if necessary to deal with intermittent losses of power for limited periods of time. The power shortage could also affect the market demand for warehouse and industrial space in the Tejon Industrial Complex. Also rental and royalty payments from our tenants engaged in the manufacture of cement and in oil and gas extraction could be adversely affected. Our power is provided by Pacific Gas and Electric Company, which filed bankruptcy proceedings because of the significant losses it has incurred in providing electricity to its customers. We are unable to predict the impact of the bankruptcy and the power shortage in general on our operations, but they could have a material adverse effect, both in the short and long term.

Results of Discontinued Operations
----------------------------------

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. Since then, the Company has been disposing of its cattle and feedlot operations to provide capital for real estate development activities and to reduce outstanding debt of the Company. While the sale of livestock assets has provided working capital, it will also result in a loss of significant revenues and income, even after taking into account the revenue stream from grazing leases that we entered into in connection with the sales of the breeding herd. The process of selling a major portion the Company's breeding herd was completed in June, and the sale of the feedlot was completed during July 2001. The sale of the remaining stocker cattle is expected to be completed by the end of April 2002. During June 2001, the Company completed the sale of a portion of its breeding herd for $2.6 million to Centennial Livestock, a California agricultural company. In July the Company completed the sale of its feedlot in Texas for $3.2 million. The combined gain on sale, net of applicable income taxes, was $700,000.

Total revenues from discontinued operations for the nine months of 2001 were $39,235,000 compared to $33,337,000 for the same period in 2000. The increase over 2000 is due to a increase in cattle sales of $3,386,000 which includes $2,600,000 of revenues from the sale of a large portion of our breeding herd. Revenues also increased due to the sale of our feedlot for $3,200,000.

Income from discontinued operations, net of applicable income taxes, for the first nine months of 2001 were $303,000 or $0.02 per shared, diluted, compared to net income, net of applicable taxes, of $81,000 or $0.01 per share, diluted, for the same period of time in 2000. The increase is related to the growth in revenues described above that resulted in the net gains from the sale of assets described earlier. These gains were partially offset by an increase in costs of sales on stocker cattle and to higher feeding costs.

Cattle prices have declined since September 11, 2001 due primarily to a drop in demand for beef products. The drop in demand is primarily due to lower restaurant sales since that date. It is anticipated that prices will slowly recover as demand begins to recover and also as a result of lower cattle inventories.

Liquidity and Capital Resources
-------------------------------

Our cash, cash equivalents and marketable securities totaled approximately $19,828,000 at September 30, 2001, compared to $13,341,000 at December 31, 2000.
Working capital as of September 30, 2001 was $36,661,000 compared to $19,875,000 at December 31, 2000. The increase in working capital is due primarily to funds received from the sale of common stock, funds from the sale of livestock assets, and the reduction of short-term debt.

We currently have an unused line of credit of $20,000,000 that, if used today, would bear interest at 5.00%, but that rate floats with the changes in the lending bank's prime interest rate. At the Company's option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .50% less than the bank's prime lending rate. This line of credit will be used to fund day-to-day operations as needed and to temporarily fund real estate development activities. The Company continues to have an operating line of credit with a bank in Texas to fund a portion of our remaining stocker cattle inventory. The current outstanding balance is $2,901,000 and presently bears interest at 4.50%, but this rate floats with changes in the lending bank's prime interest rate. Short-term debt outstanding at September 30, 2001 is related to the current portion of long-term debt.

Our outstanding long-term debt declined $3,200,000 at the end of September 2001 compared to December 31, 2000. The decline is due to the sale of the Company's feedlot and a reduction in debt due to normal debt paydowns. Long-term debt is being used to fund real estate development infrastructure, farming assets on our land, commercial buildings in Phoenix, Arizona, and the almond processing plant purchased in 2000.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations, or cash flows of the Company due to adverse changes in financial or commodity market prices or rates. We are exposed to market risk in the areas of interest rates and commodity prices.

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

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank's prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($4,697,000 at September 30, 2001) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($11,421,000 at September 30, 2001) can either be fixed for periods of time to a LIBOR rate or float with the lending bank's prime rate. The floating rate obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

We believe it is prudent to limit the variability of a portion of our interest payments. It is our objective to hedge our long-term debt variable-rate interest payments.

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



               Interest Rate Sensitivity - Financial Market Risks
                     Principal Amount by Expected Maturity
                              At December 31, 2000
                             (Dollars in Thousands)


                                                                        There-                FairValue at
                         2001      2002     2003     2004     2005      after       Total       12/31/00
------------------------------------------------------------------------------------------------------------
Assets:
  Marketable
    Securities          8,024     1,728    3,892    2,806   2,348        272       19,070            19,340
  Weighted
    Average
    Interest Rate        3.30%     5.93%    5.97%    6.40%   5.46%      5.11%        4.93%

Liabilities:
  Short-Term Debt       3,162                                                       3,162             3,162
  Weighted
    Average
    Interest Rate        4.76%                                                       4.76%

  Long-Term Debt           12     1,745    1,745    7,223     223      5,170       16,118            16,118
  Weighted
    Average
    Interest Rate        7.60%     8.17%    8.17%    8.17%   8.17%      8.17%        8.17%

Variable-To-Fixed
  Swap Notional
  Amount 3-Year
  Swap                           11,420                                            11,420            10,870

  Weighted Average
    Pay Fixed-Rate
    Contract Rate        6.91%     6.91%                                             6.91%

  Weighted Average
    Pay Variable
    Rate, Current Rate   3.50%
------------------------------------------------------------------------------------------------------------

               Interest Rate Sensitivity - Financial Market Risks
                     Principal Amount by Expected Maturity
                              At December 31, 2000
                             (Dollars in Thousands)


                                                                        There-                FairValue at
                         2001      2002     2003     2004     2005      after       Total       12/31/00
                       -------   -------   ------   ------   ------   ---------    -------    --------------
Assets:
  Marketable
     Securities        $ 2,750   $ 1,819   $4,786   $1,884     ---        ---      $11,239           $11,055
  Weighted
     Average
       Interest Rate      5.84%     5.97%    6.34%    6.85%    ---        ---         6.24%              ---

Liabilities:
  Short-Term Debt      $20,870       ---      ---      ---     ---        ---      $20,870           $20,870
  Weighted
     Average
      Interest Rate       8.71%      ---      ---      ---     ---        ---         8.71%              ---

  Long-Term Debt       $ 1,973   $ 1,977   $2,855   $9,983   $ 455     $5,913      $23,156           $23,156
  Weighted
     Average
       Interest Rate      8.26%     8.26%    8.26%    8.26%   8.21%      7.91%        8.24%              ---

Variable-To-Fixed Swap
    Notional Amount
      3-Year Swap      $   ---   $11,800   $  ---   $  ---   $ ---     $  ---      $11,800           $11,596

  Weighted Average
    Pay Fixed-Rate
    Contract Rate         6.91%     6.91%     ---      ---     ---        ---         6.91%              ---

  Weighted Average
    Receive Variable
    Rate, Current Rate,
    Adjusts Monthly       6.71%      ---      ---      ---     ---        ---         6.71%              ---


In comparison to the prior year the Company's risk in regards to fluctuations in interest rates has decreased overall due to the decrease in outstanding balances on short-term lines of credit that fluctuate with the lending bank's prime lending rate.

Commodity Price Exposure
------------------------

We have exposure to adverse price fluctuations associated with certain inventories, gross margins, accounts receivable, and certain anticipated transactions within discontinued operations. Commodities such as corn and cattle are purchased and sold at market prices that are subject to volatility. In order to manage the risk of market price fluctuations, we enter into various exchange-traded futures and option contracts. We closely monitor and manage our exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged.

Our goal in managing our cattle and feed costs is to protect or create a range of selling prices and feed prices that allow us to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. See Note D, Commodity Contracts Used to Manage Risk, - Notes to Consolidated Financial Statements. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. Losses on futures contracts and options as of September 30, 2001 were $519,000 as compared to the approximately $966,000 in losses at December 31, 2000. Hedge losses during 2001 are primarily due to an increase in cattle prices during the first half of 2001, which caused futures contracts and options to be repriced, creating losses on the derivative positions.

Inventories consist of cattle for sale and costs related to crop production. Costs related to crop production are at risk to changing almond, grape, pistachio and walnut prices. There are no futures or options markets to hedge these risks. Price fluctuations in the cattle markets are managed with futures and options contracts. See the table below for contracts outstanding at the end of the period. We are at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At September 30, 2001, approximately 85% of the cattle held in inventory or 9,425 head of cattle were not protected by futures and options for price movement. This compares to 26,657 head of cattle at December 31, 2000. The 2001 number of head of cattle equates to approximately 10.8 million pounds of beef. For each $.01 per pound change in price, we have a potential exposure of $108,000 in future value. Although the price which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.78 per pound and the current market price at October 26, 2001 was $.67 per pound for cattle being delivered in October 2001.

The following table identifies the futures contract amounts and options contract costs outstanding at June 30, 2001:

-----------------------------------------------------------------------------------------------------------
                                                                           Original           Estimated
                                                           No.          Contract/Cost        Fair Value
Cattle Future / Option Description                      Contracts       (Bought) Sold       (Bought) Sold
-----------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract              5              $(52,000)            $54,000

Cattle options bought, 40,000 lbs. per contract           10                (5,000)              7,000

Cattle options sold, 40,000 lbs. per contract             50                12,000                   -



The September 30, 2001 futures contracts and options expire between October 2001 and December 2001. Estimated fair value at settlement is based upon quoted market prices at September 30, 2001.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 2000 (in thousands, except number of contracts).

                                                                           Original           Estimated
                                                           No.          Contract/Cost         Fair Value
Cattle Future / Option Description                      Contracts       (Bought) Sold       (Bought) Sold
-----------------------------------------------------------------------------------------------------------
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

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price will not be known until the third or fourth quarter of the following year. At September 30, 2001 we have approximately $1.1 million in accounts receivable at risk to changing prices. All of the amount at risk to changes in prices is attributable to almonds. The price estimated for recording accounts receivable at September 30, 2001 was $.95 per pound for almonds. For every $.01 change in the price of almonds, our receivable increases or decreases approximately $12,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $.89 to $1.85


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

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


Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not applicable.


Item 4.  Submission of  Matters to a Vote of  Security Holders
--------------------------------------------------------------

None


Item 5.  Other Information
---------------------------

None


Item 6.  Exhibits and  Reports on Form 8-K
------------------------------------------

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


                                  TEJON RANCH CO.
                                  --------------------------------
                                  (The Company)




November 13, 2001                BY /s/ Allen E. Lyda
---------------------------         ------------------------------
DATE                                Allen E. Lyda
                                    Vice President, Chief
                                    Financial Officer