Form 10-K
period 2001-12-31
TEJON RANCH CO
filed 2002-04-01
CIK 96869

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------

                         Commission File Number: 1-7183

                                 TEJON RANCH CO.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        Delaware                                    77-0196136
-------------------------------              ----------------------------
(State or other jurisdiction                 (IRS Employer Identification
 of incorporation or organization)             Number)

                     P.O. Box 1000, Lebec, California 93243
                     --------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code:     (661) 248-3000

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
Title of Each Class                             Which Registered
-------------------------------              ----------------------------
Common Stock                                 New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                      ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of Registrant's Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 25, 2002 was $433,966,241 based on the closing price on that date on the New York Stock Exchange.

     The number of the Company's outstanding shares of Common Stock on March 25, 2002 was 14,360,233 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

                                                               Total Pages - 155
                                                              Exhibit Index - 36

                                     PART I

ITEM 1. BUSINESS

Throughout Item 1 - "Business," Item 2 - "Properties," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," we have made forward-looking statements, including statements regarding strategic alliances, the almond industry, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza, almond plant and industrial building, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. These forward-looking statements are subject to factors beyond our control (such as weather, market and economic forces) and, with respect to the future development of our land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

Tejon Ranch Co. is a diversified, growth oriented land development and agribusiness company whose purpose is to increase the value of our real estate and resource holdings and maximize our market value for our stockholders. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land which, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We believe that our land holdings offer attractive development opportunities. We also have significant, existing commercial real estate developments along Interstate 5 (a major, north-south federal highway in California that runs through our land), and we have significant farming and mineral extraction operations.

Over the last five years we have been implementing a strategic plan that set out a broad strategy for enhancing stockholder value. Specifically, the plan has focused on planning and development of portions of our largest and most valuable asset, our 270,000-acre land holding, as well as growing our other core business.

In implementing our strategic plan, we have:

     . Nearly completed a program to sell our cattle and feedlot operations to provide a source of capital for the reduction of outstanding debt, and for future real estate development activities.
     . Sold $6 million of non-strategic real estate assets, using the proceeds to purchase commercial and industrial buildings for current and future revenue sources.
     . Begun development of the 351-acre Tejon Industrial Complex, with the first occupant being the 51-acre Petro Travel Plaza that opened for business in 1999 and the first purchaser being IKEA, an international home furnishings retailer. IKEA constructed a regional warehouse having 900,000 square feet at the Complex and IKEA will ultimately have 1.8 million square feet of building at the Complex when completed.

     . Completed construction of a 650,000 square foot building on 31 acres within the Tejon Industrial Complex in a joint venture with DP Properties.
     . Leased land to a subsidiary of Calpine Corp. for the development of a power plant on our land, which is currently under construction.
     . Signed a joint venture agreement with three well-known home builders for the creation of a new master-planned community on our land in Los Angeles County, which we call Centennial.
     . Purchased an almond hulling and processing plant to enhance and expand our farming operations.
     . Successfully completed a rights offering on January 16, 2001, raising $30 million in new capital.

Two years ago we decided to focus our primary efforts and resources on real estate development instead of trying to grow all of our businesses at the same time. In addition to our Tejon Industrial Complex and the Centennial residential project, we are engaged in the constraints and feasibility analyses and phase I planning of a master-planned mountain community. We envision that the major components of any proposed project would include mountain homes, a high quality golf and spa resort, a commercial component and substantial open space. We call this concept "Tejon Mountain Village." Although the size of this development concept has not been finalized, it could involve several thousand acres. While we have not defined the products to be offered, they could include sites for homes in a rural, mountain environment. In September 2000 we decided to commit the resources necessary to refine our concept, develop detailed plans, prove up the project's feasibility and, if all goes well, perform preliminary work necessary to apply for governmental approvals for this proposal.

We are also in the process of seeking entitlements to expand the Tejon Industrial Complex by 1,103 acres. These entitled acres will add room to build some 15 million square feet of industrial space in the future. We expect to receive these entitlements by late summer of 2002. Our undertaking construction of these residential and industrial projects is subject to a number of contingencies and uncertainties, and we cannot assure you that the developments will occur or that they will be successful.

In order to provide additional working capital for our real estate development activities, we decided in 2001 to sell the assets of our livestock and feedlot division. Since then, we have been disposing of the cattle and feedlot assets. While the sale of these assets has provided working capital and allowed us to reduce outstanding debt, it will also result in a loss of significant revenues, even after taking into account the revenue stream from grazing leases that we entered into in connection with the sales of the breeding herd. The process of selling our breeding herd was completed during June 2001, and the sale of the feedlot was completed during July 2001. We began the year with approximately 40,000 head of cattle, and ended the year with 4,300 head of cattle. These remaining head of stocker cattle are expected to be sold by the end of April 2002. During June 2001, we sold our remaining breeding herd for $2.6 million to Centennial Livestock, an unrelated California agriculture company. In July 2001, we completed the sale of our feedlot in Texas for $3.2 million. The combined gain on the sales, net of applicable income taxes, was $700,000.

The following table shows the revenues, operating profits and identifiable assets of each of our continuing industry segments for the last three years:

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                  ---------------------------------------------
                        (Amounts in thousands of dollars)

                                                       2001     2000 (1)   1999 (1)
                                                     -------    -------    -------
Revenues From Continuing Operations
-----------------------------------
Real estate                                          $10,990    $10,947    $ 8,906
Farming                                                6,425      7,225      7,433
                                                     -------    -------    -------
Segment revenues                                      17,415     18,172     16,339
Interest income                                        1,897        632        639
                                                     -------    -------    -------
Total revenues from continuing operations            $19,312    $18,804    $16,978
                                                     =======    =======    =======

Segment Profits and Net Income
------------------------------
Real estate                                          $ 3,762    $ 2,366    $ 3,304
Farming                                               (1,343)        71      1,148
                                                     -------    -------    -------
Segment profits (2)                                    2,419      2,437      4,452

Interest income                                        1,897        632        639
Corporate expense                                     (3,347)    (3,029)    (3,198)
Interest expense                                        (695)    (1,426)      (214)
                                                     -------    -------    -------
Operating income (loss) from continuing operations
      before income taxes and minority interest in
      consolidated joint venture                         274     (1,386)     1,679
Minority interest in consolidated joint venture         (189)      (185)        --
                                                     -------    -------    -------
Operating income (loss) from continuing operations
      before income taxes                                 85     (1,571)     1,679
Operating income (loss) from continuing operations
      after income taxes                                  52       (970)     1,041
Income from discontinued operations,
      Net of applicable income taxes                     242        425        140
                                                     -------    -------    -------
Net income (loss)                                    $   294    $  (545)   $ 1,181
                                                     =======    =======    =======

Identifiable Assets by Segment (3)
----------------------------------
Real estate                                          $44,523    $31,197    $31,975
Farming                                               18,912     17,698     13,574
Corporate                                             35,713     49,392     45,970
                                                     -------    -------    -------
Total Assets                                         $99,148    $98,287    $91,519
                                                     =======    =======    =======

     (1) Certain industry segment information presented for the years ended prior to December 31, 2001 have been reclassified to conform to their presentation for the year ended December 31, 2001.
     (2) Segment Profits are revenues from continuing operations less operating expenses, excluding interest income and expense, corporate expense and income taxes.

     (3) Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly-used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, buildings and improvements, and the net assets of discontinued operations.

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

During 2001 and 2000, development activity was principally focused on the 351-acre Tejon Industrial Complex at the Interstate 5/Laval Road interchange. The activity at the industrial complex was primarily related to infrastructure construction and marketing of commercial sites. Interest in developing industrial, warehouse, and distribution facilities on the remaining acreage at the Tejon Industrial Complex is being expressed by developers and end users. We have begun marketing building sites at the industrial complex to these groups. In September 2000, we closed the first sale of a building site, 80 acres purchased by IKEA, an international home furnishings retailer, and in March 2001 we entered into a joint venture agreement with DP Properties for the development of a 650,000 square foot building on 31 acres within the Tejon Industrial Complex. This building was completed during January 2002. During March 2002 the joint venture entered into a 15-year lease with Daisytek International, a distributor of name-brand computer and office supply products and accessories, for 325,000 square feet. We are in direct competition for customers with other industrial sites in Northern, Central, and Southern California, including the inland empire region of Southern California.

In March 2000, we formed a limited liability company with three well-known homebuilders and community developers (Lewis Investment Company, LLC, Pardee Construction Company and Standard Pacific Corp.), to develop a master-planned community initially on 4,000 acres of our land in Los Angeles County that we call Centennial (formerly Rolling Meadows). Under the terms of the agreement we are to contribute the land and $500,000 for feasibility studies and the developers are to invest a matching amount of funds up to an aggregate of $15.0 million to perform planning and feasibility work and to prepare and process applications for entitlements for the project, which they hope to file with Los Angeles County in mid 2002. The parties have agreed in principle to increase the size of the project to approximately 12,000 acres, consisting of 6,000 acres of developable land and 6,000 acres of open space and recreational areas. This means we would contribute additional land and the developers would contribute additional cash to the project. Negotiations are continuing and binding agreements have not been entered into for this expansion of the project. If and when the entitlements have been obtained, we expect the limited liability company to make the required infrastructure improvements and to sell the lots to developers for the construction of homes. The three development companies participating in the project have the right to purchase up to 60% of the lots. We are entitled to receive 50% of the profits and cash flow, if any, from the development, which is not expected to be completed for several years.

In April 1999, we entered into an agreement with Enron North America Corp. and one of its affiliates which we call collectively "Enron". Under this agreement, Enron had the right to receive 1) the use of approximately 31 acres of undeveloped land owned by us at the southern end of the San Joaquin Valley for construction and operation of a power plan having an anticipated capacity of 750 megawatts of electricity and 2) services from us related to the entitlement of such land. One of the major contingencies to the project was removed due to Enron receiving approvals from the California Energy Commission for the construction and operation of the power plant on our site in early 2001. Under the Enron arrangement, we received $1,551,000 in 1999, $2,100,000 in 2000 and an additional $1,400,000 for the period from January 2001 through April 2001 as compensation for the use of the land and for services related to the entitlement of the land.

During April 2001, Enron completed a transaction to sell the power plant development project to Calpine Corp. Under the documents they assumed in the transaction with Enron, Calpine Corp. continued to pay us $100,000 per month for their use of the land prior to the execution of a lease agreement. In addition, we received approximately $1,600,000 in milestone payments attributable to the use of the land, additional land easements, and services we provided related to the entitlement of such land.

During July 2001, a subsidiary of Calpine Corp. executed a lease agreement with us for the development of the power plant, for which construction is now underway. Under this executed lease agreement, we are to receive lease payments in the amount of $100,000 per month. In addition, payments under this lease agreement, which include payments for both rent and compensation for significant easement rights over other parts of our land, will increase to $2,600,000 per year (subject to certain adjustments which could be material), commencing when the plant becomes operational or earlier under certain circumstances, and are subject to escalation based upon changes in a designated consumer price index. We are also entitled to receive additional rent after commercial operation of the plant begins, based upon production capacity at the plant and energy prices. This additional rent could vary significantly from year to year. The term of the lease is 25 years from the date the plant becomes operational (or earlier under certain circumstances), and Calpine has three five-year options to extend the term. During the construction of the plant, we are to continue to receive $100,000 per month for a 24-month period that began in July 2001. For the period from July 2001 to December 31, 2001, we received $600,000 under this agreement.

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

As of December 31, 2001, approximately 12,212 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 245,789 barrels of oil, 57,164 MCF of dry gas, and 3,047 gallons of wet gas during 2001. Our share of production based upon the average royalty rate during the last three years has been 84, 57 and 49 barrels of oil per day for 2001, 2000, and 1999, respectively. Approximately 405 producing oil wells were located on the leased land as of December 31, 2001. Three new wells were drilled on Tejon's land, or land unitized with Tejon's land, in 2001.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,440 acres under lease to National Cement Company of California, Inc., which we call "National," for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant having an original design capacity of approximately 600,000 tons of cement per year. The manufacturing plant has recently increased its production capacity to 1,000,000 tons per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. The term of this lease expires in 2006, but National has remaining options to extend the term for two additional successive increments of 20 years each and one final increment of 19 years. Significant proceedings under environmental laws relating to the cement plant are in process, see Item 3--"Legal Proceedings."

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes--1,308, almonds--1,387, pistachios--985 and walnuts--295. Included in these acreage figures are 300 acres of almonds planted in 1998 and 300 acres of almonds planted early in 1999. The 1998 almond development had a small crop during 2001 and the 1999 almond development is expected to have a harvestable crop in 2002. We are also anticipating the development of an additional 300 acres of almonds in early 2003. Our objective in planting new trees is to offset the normal yield decline as our older plantings reach productive maturity and to improve revenues from farming operations in future years. As certain of our permanent plantings age to the point of declining yields, we will evaluate the advisability of replanting those crops or replacing them with different plantings, depending upon market conditions. During 2001, we removed 247 acres of wine grapes due to market conditions. This 247 acres was then replanted with pistachio trees. During 2001 we also removed 598 acres of almond trees due to damage sustained in storms. These trees were also of an age that yields were beginning to decline and the trees were becoming less profitable. The lost production from these trees will be replaced in the future from the new plantings described previously. We also lease approximately 1,600 acres to third parties for the farming of row crops.

We sell our farm commodities to several commercial buyers. As a producer of these commodities, we are in direct competition with other producers within the United States and throughout the world. Prices received by us for our commodities are determined by total industry production and demand levels. We attempt to improve price margins by producing high quality crops through cultural practices and by obtaining better prices through marketing arrangements with handlers. In order to control the quality of our almonds through the processing phase and to reduce future processing costs, we formed a joint venture with D.

Billings Family Trust, a significant San Joaquin Valley farming company, in May 2000 to own and operate an almond hulling, shelling and processing plant purchased by us in January 2000. The purchase price was $2,700,000. We are entitled to two-thirds of the profits and cash flow after debt service. In addition to using the almond processing plant to process our crop and that of our co-venturer, we also hull, shell and process almonds for outside growers.

In 2001 our almonds were primarily sold to various commercial buyers, with one of the buyers receiving approximately 38% of the crop. Since we now process our own almonds, we have considerably more flexibility over the timing and nature of our sales. We do not believe that we would be adversely affected by the loss of our largest buyers because of the size of the almond market, the large number of other buyers that would be available to us and the fact that the prices for these commodities do not vary based on the identity of the buyer.

The California almond industry is subject to a federal marketing order which empowers the California Secretary of Agriculture to set the percentage of almonds which can be sold during any crop year and the percentage of almonds to be held in reserve in order to assist in the orderly marketing of the crop. During 1999, the State of California had a record almond crop that led the Almond Board of California, an industry group, to request an almond marketing reserve that was approved by the Secretary of Agriculture. The marketing order had allowed us to sell only 77% of the 1999 crop until the summer of 2000, when the marketing order was lifted and we were able to sell the remaining 23% during the third quarter of 2000. Historically, marketing orders have been lifted in the following year after the size of the crop for that year is determined. During 2001 and 2000 the saleable percentage was set at 100%.

In 2001, the majority of our pistachios were sold to one customer, and our walnuts were sold to two customers, each receiving approximately 50% of the crop. We believe that the loss of any of these customers would not adversely impact us because, like almonds, there are a number of potential purchasers of pistachios and walnuts, and prices do not change based on the identity of the buyer. During 2001, wine grapes were sold to a number of wineries, with one winery receiving approximately 61% of the crop. During 2000, our contract with Golden State Vintners expired with the purchase of that year's crop. We believe that there is an imbalance between the supply of wine grapes and the demand as the result of so many new plantings coming into production. We cannot assure you that we will find buyers for all of our wine grape production in 2002. We have, however, contracted our French Colombard grape production for a two-year period beginning with the 2002 crop and signed a multi-year contract beginning in 2002 for our ruby cabernet grape production. The lack of purchasers for our remaining wine grapes would materially affect our business.

Overall crop revenues from our farming operation was less than 2000 levels primarily due to reduced almond production and to lower grape prices and grape production. Grape prices declined approximately 27% when compared to 2000 prices. Grape production declined due primarily to the removal of 247 acres of unprofitable cabernet sauvignon grapes. The overall decline in grape prices is directly related to the growth in grape production throughout California. See "Management's Discussion and Analysis of Financial Statements and Results of Operations".

Almond revenues during 2001 declined due to a large drop in production. The decline in production is due to storms that impacted the pollination period and to storm damage to trees. The damaged trees were ultimately removed due to the damage sustained in the storms and to the age of the damaged trees. During 2003 it is currently planned to plant 300 acres of new almonds to help offset the loss of future production from the trees that were removed. Pistachio revenues increased in 2001 due to production doubling when compared to 2000 production. A large part of the increase in production was due to 300 acres of young pistachio trees producing their first full crop. The improvement in walnut revenues is due primarily to increased production.

We expect further price pressure on both nuts and grapes as new production within California comes online. Nut and grape crop markets are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices.

Our water entitlement for 2001 available from the State Water Project was adequate for our farming needs. In addition, there was sufficient runoff from local mountain streams allowing us to capture this water in reservoirs and utilize it to offset some of the higher priced State Water Project water. The State Department of Water Resources has announced its 2002 water supply at 45% of full entitlement Other water supplies that the local water district will be able to make available to its farmers, combined with this level of state entitlement, are expected to provide a level of water supply that will cover all of our farming needs. If in any year the local water district cannot meet all of our agricultural demands, we will have to rely on ground water sources, water transfers from the Tejon-Castac Water District and water banking arrangements that we have entered into. Water from these sources may be more expensive because of pumping costs and transfer costs, but can be expected to make up for shortfalls of the kind we have experienced in the past.

See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, "Properties".

Discontinued Operations

During the first six months of 2001, we continued to conduct a beef cattle operation upon those portions of our land that were not devoted to farming, commercial real estate operating assets or other purposes. As indicated above, we began a program during 2001 to dispose of our cattle and feedlot operations. The goal in selling these assets is to provide additional working capital for our real estate development activities and to reduce our outstanding debt.

We began the year with approximately 40,000 head of cattle and ended the year with 4,300 head of cattle. These remaining head of stocker cattle are expected to be sold by the end of April 2002.

During December 2000, we sold a portion of our livestock assets to Echeverria Cattle Company, LLC, which is owned by Matthew J. Echeverria, our former Senior Vice President, Livestock and Ranch Operations. The transaction involved the sale of approximately 1,000 cows, 50 bulls, and certain personal property for a purchase price of $893,000, as well as a grazing lease over approximately 55,000 acres of our land. The lease has a term of ten years with two five-year options to extend the term, and provides for rent at the rate of $200,000 per year, subject to adjustments based upon rainfall and the extent to which we exercise our right to use portions of the land for other purposes. The sale involved approximately 22% of our breeding herd and approximately 3% of the total amount of our cattle.

During June 2001, we completed the sale of our remaining breeding herd for $2.6 million to Centennial Livestock, a California agricultural company. The transaction with Centennial Livestock also included a grazing lease for approximately 195,000 acres. This lease also has a term of ten years and provides for rent at a rate of $680,000 per year and is subject to adjustment based upon rainfall and the extent to which we exercise our right to use portions of the land for other purposes. During July 2001, we completed the sale of our feedlot in Texas for $3.2 million. The combined gain on the sale of the breeding herd and feedlot in 2001, net of applicable taxes, was $700,000.

While the sale of these assets has provided significant working capital, it will also result in the loss of significant revenues even after taking into account the revenue stream from the grazing leases we entered into in connection with the sale of the breeding herd. Over the last three years, the livestock division accounted for 71% to 75% of our total revenues. While the operations of the livestock division created significant revenues, they also used large amounts of debt and working capital. We concluded that our working capital and debt facilities would be better allocated to potentially higher returning and value enhancing real estate development activities, which led to our decision to dispose of the livestock division assets.

Customers

During 2001, no single customer accounted for more than 10% of our revenues from continuing operations. During 2000 and 1999 the following customers accounted for more than 10% of our consolidated revenues from continuing operations:
Golden State Vintners, a purchaser of grapes, (10% in 2000 and 25% in 1999); and IKEA, an international home furnishing retailer (11% in 2000).

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2001, we had 102 full-time employees. None of our employees is covered by a collective bargaining agreement.

                        Executive Officers of Registrant
                        --------------------------------

The following table shows, as to each executive officer of ours, the offices held as of March 25, 2002, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the board of directors.

Name                 Office                                Held Since   Age
---------------------------------------------------------------------------

Robert A. Stine      President and Chief                      1996       55
                     Executive Officer, Director

Jeffrey H. Warren    Vice President, Property Management      2000       49
                     and Ranch Operations

Allen E. Lyda        Vice President,                          1990       44
                     Chief Financial Officer,
                     Treasurer and Assistant Secretary

Dennis F. Mullins    Vice President,                          1993       49
                     General Counsel and Secretary

Dennis J. Atkinson   Vice President, Agriculture              1998       51

Joseph E. Drew       Vice President, Commercial and           2001       59
                     Industrial Development

Dana C. Severy       Senior Vice President,                   2001       48
                     Residential and Resort Properties

---------------------------------------------------------------------------

A description of present and prior positions with us, and business experience for the past five years is given below.

Mr. Stine has been employed by us since May 1996, serving as President and Chief Executive Officer and as a Director. Mr. Stine served as the Chief Executive Officer of the Collins Companies, a real estate development company from 1986 to April 1995.

Mr. Warren has been employed by us since December 2000, serving as Vice President, Property Management and Ranch Operations. From March 1999 to November 2000, he was a Director and Chief Financial Officer of BB Energy, an independent oil and gas exploration and production company headquartered in Bakersfield, CA. From December 1997 to February 1998, before joining BB Energy, Mr. Warren served as General Manager and Chief Financial Officer of West Coast Quartz Corporation of Fremont, CA (a manufacturer of parts for semiconductor production equipment) and from August 1994 to November 1997, he was Vice President and Director of Petsec Energy of Lafayette, LA (an oil and gas exploration and production company operating in the Gulf of Mexico).

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

Mr. Drew has been employed by us since March 2001, serving as Vice President, Commercial and Industrial Development. From 1997 to 2001, he served as President of the International Trade and Transportation Center, a 700+ acre commercial and industrial development of The Allen Group.

Mr. Severy has been employed by us since September 2001, serving as Senior Vice President, Residential and Resort Properties. From 1995 to 2001, he served as the Vice President of Resort Development for Intrawest Corporation, a leading resort developer in North America.

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

Due to our location and the undeveloped state of our property, from time to time unsolicited proposals are made for governmental or quasi-public uses of portions of the property or neighboring lands by entities, some of which may have the power of eminent domain. For the most part, we make a determined effort to ensure that any such proposals are implemented in a manner that is environmentally sound and that will maintain our flexibility to develop our adjoining lands. Our lands are also being evaluated as a possible route for a high-speed rail system between Los Angeles and San Francisco.

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

The years 1995 through 2000 were excellent water years with 100% of our water entitlement being available from the State Water Project in each of 1995 - 1999, and 90% in 2000. While the year 2001 Project allocation was only 39%, the Wheeler Ridge Water District was able to supply us with 100% of our farming demands. In addition, in each of these years, there was sufficient runoff from local mountain streams to allow us to capture this water in reservoirs and utilize it to offset some of the higher priced State Water Project water. Both the Wheeler Ridge Water District and we are able to bank (percolate into underground aquifers) some of our excess supplies for future use. The Wheeler Ridge Water District expects to be able to deliver our entire contract water entitlement in any year that the State Water Project deliveries exceed 30-50% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if State Water Project deliveries are less than 30-50% of our entitlement in any year, or if less severe shortages continue for a sustained period of several years, then the Wheeler Ridge Water District may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfers from the Tejon-Castac Water District and water banking assets. Water from these sources may be more expensive because of pumping costs and transfer costs. Also, as we develop our real estate for residential, commercial and industrial uses, there will be less water available for agriculture from the Tejon-Castac Water District. A 45% allocation has been made by the State Water Project for 2002. With this allocation, along with the Wheeler Ridge Water District's additional supplies, we believe that we will have adequate water supplies for farming in 2002.

The water contracts with the Wheeler Ridge Water District require annual payments related to the fixed costs of the California State Water Project and the Wheeler Ridge Water District, whether or not water is used or available. The contracts also establish a lien on benefited land. Payments made under these contracts by us for the three years ended December 31, 2001, 2000, and 1999 were $1,183,000, $793,000, and $1,300,000, respectively.

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

Under California law, lands located in a water storage district may be reassessed at the request of the district board of directors or at the request of 10% or more of the district landholders. As a result of any reassessment, which is based upon the valuation of each land parcel according to a statutory formula, the lien assessments may be redistributed and may increase or decrease for any particular parcel. Additional projects undertaken by the water district, if any, which might result in new assessment liens must be approved by landowners of more than one-half of the land (based on valuation) in the district.

In addition to our agricultural contract water entitlements, we have an additional entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, a local water district serving only our land and land we have sold in the Tejon Industrial Complex, has 5,278 acre feet of State Water Project entitlement, or enough to supply over 10,000 average families assuming 100% delivery. In addition, Tejon-Castac has over 17,000 acre feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of long-term water supply contracts extending to 2035 between Tejon-Castac and our Company. Tejon-Castac would be the principal water supplier for any significant residential and recreational development in Tejon Mountain Village and is regarded as an alternative supply for the Tejon Industrial Complex. Tejon Industrial Complex's primary source of water is a well on ranch lands.

The water agency serving the Los Angeles County portion of our land, the Antelope Valley-East Kern Water Agency, has significant surplus entitlement and, although no assurance has been given, it has indicated that it would be able to provide a significant portion of the water needed for a major development like Centennial.

Portions of our property also have available groundwater. That source would be sufficient to support low-density residential development in Tejon Mountain Village, supply significant commercial development in the Interstate 5 corridor and provide a significant portion of the water needed for development in Los Angeles County, including Centennial.

Historic State Water Project restrictions on the right to use agricultural water entitlement for municipal and industrial purposes were removed in 1995, although a lawsuit challenging such removal is still working its way through the courts. For this purpose "municipal" use includes residential and industrial use. Therefore, although only 2,000 of Tejon-Castac's 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on Tejon-Castac's ability to deliver that water to residential or industrial developments. However, for political and regulatory reasons, it is unlikely that we would be able to direct any of our Wheeler Ridge Water District agricultural entitlement to municipal or industrial uses.

ITEM 3. LEGAL PROCEEDINGS

We lease land to National Cement Company of California, Inc. ("National") for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. See "Business - Real Estate Operations." In August 1997 National ceased burning hazardous waste as supplemental fuel in the cement plant located on the land leased from us. The fuel was obtained, transported, stored and processed by National's subtenant, Systech Environmental Corporation ("Systech"). Systech has removed the above ground improvements from its former sublease premises and its formal closure plan under the Resource Conservation and Recovery Act and the California Hazardous Waste Control Act has been approved by the California Department of Toxic Substances Control. Systech has begun the site investigation work specified in the closure plan, and has undertaken to perform any required cleanup work.

In September 1994, the California Regional Water Quality Control Board ("RWQCB") for the Lahontan Region issued a cleanup and abatement order with respect to an underground plume of chlorinated hydrocarbon compounds on certain property we lease to National for cement plant and related purposes. This order, as amended on September 22, 2000, directs Lafarge Corporation ("Lafarge"), the successor to the previous tenant, National and us to, among other things, investigate the source and extent of the contamination and initiate soil and ground water cleanup. We were ordered to complete the required investigation and cleanup only if Lafarge and National fail to do so. We are advised that Lafarge and National have completed their investigation, and have submitted a technical report recommending the installation of a groundwater pump and treatment system and a dual phase extraction system to clean up the soil and groundwater. These systems are scheduled to be installed in 2002. Lafarge and National previously removed certain soils, which were the principal source of the contamination, from the property.

On October 9, 1997, the RWQCB issued waste discharge requirements and a cease and desist order to National and us. The order required National and us to cease the disposal of cement kiln dust at the cement plant by the end of 1999 and control discharges from cement kiln dust piles already in existence. We were ordered to undertake these activities if National failed to do so. In late 2000, the RWQCB rescinded the cease and desist order, as disposal of cement kiln dust had ceased at the cement plant by the end of 1999. Also in late 2000, the RWQCB issued waste discharge requirements requiring National, Lafarge and us to consolidate, close and cap the existing cement kiln dust piles, and maintain and monitor the effectiveness of the cap. We were ordered to undertake these activities only if National and Lafarge fail to do so. We are advised that National and Lafarge have consolidated, closed and capped the cement kiln dust piles. Maintenance of the cap and groundwater monitoring remain as on-going activities.

In October 1990, the RWQCB issued a cleanup and abatement order with respect to an industrial waste landfill on the property. This order, as amended on September 22, 2000, requires Lafarge and us to complete the cleanup of groundwater associated with the landfill. We were ordered to undertake these activities only if Lafarge fails to do so. Lafarge has submitted a technical report to the RWQCB recommending that the low-level groundwater contamination at the landfill be addressed by natural attenuation. Groundwater monitoring will remain as an ongoing activity at the landfill. Lafarge previously removed all waste historically disposed of in the landfill and transported that waste off-site for disposal.

On September 22, 2000, the RWQCB ordered Lafarge, National and us to investigate the extent of contamination resulting from a diesel fuel tank and pipeline and initiate cleanup activities. We were ordered to undertake these activities only if Lafarge and National fail to do so. We were advised that Lafarge and National have completed their investigation and have submitted a technical report, recommending installation of an air sparging system to clean up the soil and ground water. This system is scheduled to be installed in 2002.

To date, we are not aware of any failure by Lafarge or National to comply with the orders of the Regional Water Board or to pursue the cleanup and investigation actions as informally instructed by Regional Water Board staff. We have not been ordered by the Regional Water Board to perform any of the investigative, characterization, remediation or removal activities.

Under the lease between National and us, the tenant is obligated to indemnify us for costs and liabilities arising directly or indirectly out of the use of the leased premises by the tenant. All obligations under this indemnity provision arising after the assignment of the lease to National (which occurred in November 1987) were assumed by National, and Lafarge has liability for all obligations under the indemnity provisions arising before the assignment. National's obligation is guaranteed by its parent, National Cement Company, Inc. We believe that all of the matters described above in this Item 3 are included within the scope of the National or Lafarge indemnity obligations.

The Company believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. Publicly available financial information with respect to Lafarge indicates that it had a net worth of approximately $1.9 billion as of September 30, 2001. National and its parent/guarantor are subsidiaries of a large French company, and, so far as we are aware, no separate financial statements are publicly available with respect to either company. However, we have held discussions with National which indicate sufficient resources are available to satisfy any reasonably likely obligations relating to the above matters. Thus, Lafarge and National have not been charged with violating any Regional Water Board orders and appear to have the financial strength to carry out any future orders that may be approved by the Regional Water Board. Therefore, we believe that it is remote that any cleanup orders issued by the Regional Water Board will have a material effect on us. If, however, National and Lafarge do not fulfill their cleanup responsibilities and we are required at our own cost to perform the remedial work likely to be mandated by the regulatory agencies on the sites described above, the amount of any such expenditure by us could be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sale prices for our Common Stock on the New York Stock Exchange for each calendar quarter during the last two years.

                                  2001                     2000
                           -------------------------------------------
        Quarter             High         Low         High         Low
        -------            -----        -----       -----        -----
        First              25.85        19.00       28.00        21.00
        Second             28.50        22.81       24.31        20.50
        Third              28.49        20.05       29.81        21.88
        Fourth             24.73        21.00       25.75        19.05

As of March 20, 2002, there were 580 owners of record of our Common Stock.

No dividends were paid in 2001 or 2000. In May 2000 the Board of Directors decided to discontinue payment of dividends in order to conserve cash for the operations of the Company. Any future determination to pay dividends will be made at the discretion of the Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                           Years Ended December 31
                                       (in thousands of dollars, except
                                             per share amounts)

                                          2001          2000       1999         1998         1997
                                       -------      --------    -------      -------      -------
Consolidated operating revenues
    from continuing operations,
    including interest income          $19,312      $18,804    $16,978(2)   $18,011(3)   $16,431(4)
Income (loss) from continuing
    operations                              52         (970)     1,041(2)     2,818(3)     2,423(4)
Income from discontinued
    operations                             242          425        140          191          609
Cumulative effect of change in an
    accounting principle, net               --           --         --          130           --
                                       -------      -------    -------      -------      -------
Net income (loss)                      $   294      $  (545)   $ 1,181(2)   $ 3,139(3)   $ 3,032(4)
                                       =======      =======    =======      =======      =======

Total assets                           $99,148      $98,287    $91,519      $73,014      $69,693
Long-term debt, less current portion   $14,563      $19,323    $18,981      $     0      $ 1,613
Stockholders' equity                   $72,129(1)   $42,489    $43,160      $42,705      $40,488
Income (loss) per share, diluted       $  0.02      $ (0.04)   $  0.09(2)   $  0.25(3)   $  0.24(4)
Cash dividends declared and paid
    per share                          $  0.00      $   .00    $  0.05      $  0.05      $  0.05

     (1) Includes net proceeds from a rights offering made to our stockholders with respect to our common stock completed in January 2001, and resulting in net proceeds to the Company of approximately $29,600,000.
     (2) Includes receipt of one time payment of $1,750,000 ($1,085,000 net of tax or $.09 per share) from a fiber optic easement sale.
     (3) Includes receipt of one time payment of $4,250,000 ($2,569,000 net of tax, or $0.20 per share) from the sale of land to Northrop Grumman Corp. This land was previously leased to Northrop.
     (4) Includes receipt of one time payment of $2,050,000 ($1,353,000 net of tax, or $.11 per share) from a pipeline company for the acquisition of easement rights.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout Item I - "Business," Item 2 - "Properties," Item 3 - "Legal Proceedings," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk," management has made forward-looking statements, including statements regarding the Company's strategic alliances, the almond industry, our plans for future plantings of permanent crops, future yields, prices and water availability for the Company's crops, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly owned travel plaza, almond plant, and industrial building, the adequacy of future cash flow to fund our operations, potential losses to the Company as a result of pending environmental proceedings, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, our own outstanding indebtedness, and future developments regarding discontinued operations and other future events and conditions. These forward-looking statements are subject to factors beyond the control of the Company (such as weather and market and economic forces) and, with respect to the Company's future development of our land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Overview

We intend to continue focusing on increasing revenues and improving net income by expanding our real estate development activities. We are currently working to take advantage of existing resources and market conditions as well as to anticipate and create future market trends and demand. Part of this effort includes evaluating our land and water resources and planning our real estate development activities based upon the evaluation. . In the future, we will continue to assess the feasibility of entering into complementary, new, related lines of business and refining or reconfiguring current core businesses to take advantage of opportunities presented and changing market conditions.

Results of Operations

As reflected in the accompanying financial statements, we had net income of $294,000 in 2001, a net loss of $545,000 in 2000, and net income of $1,181,000 in 1999.

Net income for 2001 improved when compared to 2000 due primarily to higher operating profits within the real estate division, increased interest income, and lower interest expenses.

Net income for 2000 declined when compared to 1999 due primarily to reduced operating profits from farming, increased real estate expenses and higher interest expenses.

Net income for 2001 consists of income from continuing operations of $52,000 and income from discontinued operations of $242,000. Net income for 2000 consisted of a loss from continuing operations of $970,000 and income from discontinued operations of $425,000. A significant portion of the income from discontinued operations resulted from the sale of assets.

Real Estate. Real Estate segment operating profits of $3,762,000 in 2001 are $1,396,000, or 59% higher than 2000 segment profits. The improvement in 2001 segment profits is due to a slight increase in revenues and to lower expenses. The slight improvement in revenues is due to an increase in oil and mineral income of $194,000, equity in earnings from our investment in Petro Travel Plaza LLC of $183,000, increased lease income from our portfolio of properties of $1,190,000, and additional milestone payments for use of land, easements, and services provided related to the Calpine power plant project of $1,500,000. These gains in real estate revenue were partially offset by the sale of land for $2,000,000 and the settlement of an easement payment for $801,000 during 2000. Expenses declined $1,353,000 in 2001 due to no cost of sales and commissions associated with the sale of land and to lower indirect real estate project expenses. These improvements were partially offset by higher staffing costs and marketing costs during 2001.

The equity in earnings from our investment in Petro Travel Plaza for 2001 is due to a continued increase in customers, improved margins on diesel and gasoline sales as our cost of sales declined throughout the year, and improved cost controls. Cash flows continued to improve during 2001 and expectations are for continued growth in the future as the Tejon Industrial Complex continues to grow and as more travelers and trucking professionals place Petro on their refueling schedules.

In future years, the Real Estate Division will continue to see increases in costs, net of amounts capitalized, primarily related to professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities. The actual timing and completion of entitlement and development related activities is difficult to predict due to the unpredictability of the approval process and market factors. These types of real estate development activities and costs could continue over several years as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

Real Estate segment profit of $2,366,000 in 2000 is $938,000 less than 1999 segment profit. The decline in segment profit was due to increased revenues being more than offset by higher real estate expenses. Revenues grew $2,041,000 when compared to 1999. This growth was due to higher oil and mineral revenues of $402,000, the sale of land to IKEA for $2,000,000, an increase in revenues from the power plant project of $549,000, settlement of an easement transaction for $801,000, and an improvement in leasing revenues. These revenue improvements were partially offset by revenues in 1999 of $1,750,000 related to the sale of a fiber optic communications easement. Real Estate expenses increased $2,979,000 during 2000 when compared to 1999. The increase in expenses were due to higher professional service fees of $764,000, an increase in fixed water costs of $183,000, and commissions and cost of sales totaling $2,000,000 related to the IKEA land sale. These costs were partially offset by a $360,000 improvement in our share of the net loss at the Petro Travel Plaza joint venture. The increase in professional service fees continued to be related to our increased real estate development and entitlement activities.

The equity in earnings from our investment in the Petro Travel Plaza joint venture improved during 2000 due to higher fuel sales, increased volume at its convenience store, and higher restaurant revenues. These improvements, however, could not offset the higher cost of sales during the year due to the significant increase in oil and gas prices.

See Part I, Item 1 - "Business - Real Estate Operations" for a further discussion of 2001 and future planning activities.

Farming. During 2001, the Farming Division sustained a loss of $1,343,000, a decrease of $1,414,000 when compared to 2000 segment profits. The decline during 2001 is due to a decrease in grape revenues of $815,000, lower almond revenues of $900,000, reduced rental revenues of $381,000 and increased fixed water costs of $390,000. These unfavorable variances were partially offset by increased pistachio revenues of $873,000, and walnut revenues increasing $165,000.

Grape revenues continued to decline during 2001 due to lower prices and to reduced production. Grape prices declined approximately 27% when compared to 2000 prices. Grape production declined due primarily to the removal of 247 acres of unprofitable cabernet sauvignon grapes. The overall decline in grape prices is directly related to the growth in production throughout California. The growth in grape production within California could continue to impact grape prices well into the future. Improved prices will be realized only if there is increased demand for wine and grape products and/or there is a significant reduction in the number of acres used for grape production in California. We have been in discussions with several wineries regarding production contracts for 2002 and future years, but due to the pricing pressure on grapes, the wineries are currently not interested in long-term contracts for all of our grapes. We have, however, contracted our French Colombard grape production for a two-year period beginning with the 2002 crop and signed a multi-year contract beginning in 2002 for our ruby cabernet grape production.

If we have no grape contracts in 2002, for our remaining grape varieties, we will market our grapes to various wineries and the prices received will be driven by the wineries' expectations regarding demand for their products and grape production. During 2001, based on discussions with the wineries, we learned that there was little interest in purchasing the cabernet grapes that we grew at that time. Based on that information, we removed 247 acres of fully depreciated cabernet grape acreage in order to save the cultural costs associated with growing the grapes. In place of the cabernet grapes, we planted 247 acres of pistachio trees to take advantage of the irrigation systems in place, and provide for future revenue sources for our Farming Division.

Almond revenues during 2001 declined due to a large drop in production. The decline in production is due to storms that impacted the pollination period and to storm damage to trees. The damaged trees were ultimately removed due to the damage sustained in the storms and to the age of the damaged trees. We currently plan to plant 300 acres of new almonds during 2003 to help offset the loss of future production from the removed trees. Pistachio revenues increased in 2001 due to production doubling when compared to 2000 production. A large part of the increase in production was due to 300 acres of young pistachio trees producing their first full crop. The improvement in walnut revenues is due primarily to increased production.

Industry expectations are that statewide nut crop yields should continue to improve, which may negatively impact prices. We continue to expect pricing pressure on our almonds over the next few years due to new statewide plantings beginning to produce higher volumes of almonds. This increase in production may be somewhat negated by old almond orchards being removed due to the current low prices for almonds. This potential increase in overall almond production will positively impact our almond processing operation because of more almonds being available to process. All of our crops are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices.

Segment profits within the Farming Division during 2000 were $71,000, a decrease of $1,077,000 when compared to 1999 segment profits. The decrease in 2000 segment profits was due primarily to lower grape revenues of $2,307,000, lower walnut revenues of $549,000, and higher cultural costs of $532,000. These unfavorable variances were partially offset by the net profits from the almond processing plant of $371,000, increased almond revenues of $988,000, higher pistachio revenues of $78,000, and lower fixed water costs of $529,000.

The decrease in grape revenues was due to receiving lower prices for grapes than in 1999. Prices for our grapes declined approximately 55% during 2000 when compared to 1999. This decline in prices was due to increased grape production within California.

Almond revenues in 2000 increased due to a 20% increase in prices resulting from lower crop production within California. Pistachio revenues were higher due to an 18% increase in production as prices remained comparable to the prior year. Walnut revenues declined due to a 55% decrease in production and the reversal of revenue associated with the 1999 crop because estimated prices for 1999 were greater than what we were actually paid.

Farming segment profits included results from our almond processing plant that we purchased in January 2000. This plant processes, hulls, and shells almonds for ourselves and outside customers. Cultural costs grew during 2000 when compared to 1999 due to new acreage coming into production, to costs no longer being capitalized, and fewer costs being inventoried that are related to the 2001 crop year.

For a further discussion of the 2001 farming year refer to part I, Item I - "Business - Farming Operations".

Interest. Interest and investment income for 2001 increased $1,265,000 to $1,897,000 when compared to 2000 interest income. The receipt of funds associated with the rights offering, which was completed during January 2001, primarily drove the increase. The increase in income from additional funds invested was partially offset by lower interest rates during the year.

Interest income for 2000 was $632,000 or $7,000 less than 1999 interest income. Income remained stable due to the average funds being invested remaining fairly flat when compared to 1999.

Interest expense for 2001 was $1,136,000, of which $441,000 is included in discontinued operations, compared to interest expense of $2,701,000 in 2000, of which $1,275,000 is included in discontinued operations. The decrease in interest expense is due to liquidation of debt throughout the year. Debt declined due to the disposal of our livestock operations throughout the year and to using cash from the rights offering to reduce debt. Interest incurred and paid in 2001 was $2,602,000 compared to $3,590,000 in 2000, of which $1,466,000 and $1,174,000 were
capitalized, respectively. Interest capitalized increased during 2001 due to the growth in our real estate development activities.

Interest expense during 2000 was $2,701,000 compared to $1,174,000 during 1999. Of this $2,701,000 of expense in 2000, $1,275,000 was included in discontinued operations. This growth in interest expense was due to an increase in borrowings related to livestock operations and real estate entitlement and infrastructure costs. Total interest incurred and paid in 2000 was $3,590,000 compared to $2,367,000 in 1999, of which $1,174,000 and $1,193,000 were capitalized, respectively. Interest incurred and expensed continued to grow during 2000 due to increased borrowing used to fund the growth of livestock operations, infrastructure development costs, the purchase of an almond processing plant, and real estate planning and entitlement activities.

Corporate Expenses. Corporate expenses in 2001 were $3,347,000, an increase of $318,000 when compared to 2000 corporate expenses. The increase during 2001 is due to higher professional service fees related to accounting and legal costs ($76,000), higher staffing costs related to deferred stock compensation costs and employee benefits ($180,000), and to higher depreciation expense ($66,000).

Corporate expenses during 2000 were $3,029,000, a decline of $169,000 when compared to 1999 corporate expenses. When compared to 1999, reductions in insurance, director's fees and shareholder expenses were partially offset by increased staffing costs ($246,000). Staffing costs increased primarily due to deferred stock compensation costs and to Management Information Systems ("MIS") personnel being hired for all of 2000 compared to a partial year in 1999.

Discontinued Operations. During April 2001, we finalized a plan for the sale of our cattle and feedlot division. Since then, we have been disposing of our cattle and feedlot operations to provide capital for real estate development activities and to reduce outstanding debt of the Company. While the sale of livestock assets has provided working capital, it will also result in the loss of significant revenues even after taking into account the revenue stream from the grazing leases we entered into in connection with the sale of the breeding herd. Over the last three years the livestock division accounted for 71% to 75% of our total revenues. While the operations of the livestock division created significant revenues they also used large amounts of debt and working capital. We believe our working capital and debt facilities would be better allocated to potentially higher returning and value enhancing real estate development activities, which led to our decision to dispose of the livestock division assets.

The process of selling a major portion of our breeding herd was completed in June 2001, and the sale of the feedlot was completed during July 2001. During June 2001, we sold our remaining breeding herd for $2.6 million to Centennial Livestock, a California agricultural company. The transaction with Centennial Livestock also included a grazing lease for approximately 195,000 acres. This lease has a term of up to ten years and provides for rent at the rate of $680,000 per year and is subject to adjustment based upon rainfall and the extent to which we exercise our right to use portions of the land for other purposes. In July we completed the sale of our feedlot in Texas for $3.2 million. The combined gain on sale, net of applicable income taxes, was $700,000.

We started 2001 with approximately 40,000 head of cattle and ended the year with 4,300 head of cattle. These remaining head of stocker cattle are expected to be sold by the end of April 2002. We also expect that these cattle will be sold for at least their current book value.

Income from discontinued operations, net of taxes, of $242,000 during 2001 was $183,000 less than the $425,000 of income from discontinued operations, net of taxes, in 2000. The decline in income is largely due to revenues from discontinued operations of $48,426,000 decreasing $1,593,000 when compared to the $50,019,000 of revenues for 2000. This reduction in revenues is primarily due to fewer cattle being sold when compared to 2000 and to lower prices on cattle during the fourth quarter of 2001. During 2001, approximately 8,200 fewer head of cattle were sold. This reduction in cattle sold is due to replacement cattle not being purchased throughout the year that possibly could have been sold because of the decision to dispose of our livestock and feedlot assets. Partially offsetting this decline in revenues was a corresponding decline in expense due to fewer cattle being sold and to cattle inventory numbers declining throughout the year. These changes partially offset the gain described above.

During 2001, we continued to use the futures and options markets to protect the future selling prices of cattle and purchase prices of feed. During 2001, due to an improvement in prices during the first half of the year, we recognized approximately $316,000 in losses on closed hedge positions. Our goal in managing cattle and feed costs is to protect or create a range of selling prices and feed prices that allow us to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. The risk in managing cattle prices is that in those years that prices increase the hedge may limit or cap potential gains from the increase in price, and the risk in managing feed costs is that it can add additional costs for feed if grain prices fall dramatically. At year-end 2001 we had no futures or options contracts outstanding.

Cattle prices strengthened during the first half of 2001 due to improved demand for beef products. The increase in prices and demand faded during the fourth quarter of the year. Thus far in 2002 prices have improved during February and March due to demand for beef products improving and inventories being lower.

Income from discontinued operations, net of taxes, of $425,000 in 2000 was a $285,000 increase when compared to 1999 income from discontinued operations, net of taxes. The improvement in profits was primarily due to an increase in cattle sales of $9,800,000 and increased feedlot revenue of $1,200,000. Cattle sales grew due to 5,433 additional head of cattle being sold at higher average prices than in 1999. Feedlot revenues increased due to an increase in the average occupancy rate of outside customers during 2000. These improvements in revenues were partially offset by higher cost of sales on cattle sold of approximately $9,700,000 due to more cattle being sold and increases in feed cost of approximately $840,000 at the feedlot and due to year-end drought conditions on the ranch.

On December 27, 2000 we sold a portion of our cattle assets to Echeverria Cattle Company, LLC, which is owned by Matthew J. Echeverria, our former Senior Vice President, Livestock and Ranch Operations. The transaction involved the sale of approximately 1,000 cows, 50 bulls and certain personal property for a purchase price of $893,000, as well as a grazing lease over approximately 55,000 acres of our land. The lease has a term of ten years with two five-year options to extend the term and provides for rent at the rate of $200,000 per year, subject to adjustment based upon rainfall and the extent to which we exercise our right to use portions of the land for other purposes. The rent would also be subject to adjustment for the two five-year extension periods based upon changes in the price of calves between the date the lease commences and the date any such extension term commences. The sale involved approximately 22% of our breeding herd and approximately 3% of the total amount of our cattle. In a separate transaction we also sold an additional 1,000 head of stocker cattle to Echeverria Cattle Company in the normal course of our sales of stocker cattle.

For a further discussion of discontinued operations, see Part I, Item 1 - "Business - Discontinued Operations".

Inflation, Risks, and Related Factors Affecting Forward-Looking Information. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves risk and could, at times, result in operating losses.

     Cyclical Industry. The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:

          .    Employment levels
          .    Availability of financing
          .    Interest rates
          .    Consumer confidence
          .    Demand for the developed product, whether residential or
               industrial

     The process of development of a project begins, and financial and other resources are committed, long before a real estate project comes to market, which could occur at a time when the real estate market is depressed. It is also possible in a rural area like ours that no market for the project will develop as projected.

     Interest Rates. Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, and that can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land in our development process.

     Government Regulation. In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, and construction guidelines. These requirements can possibly include restrictive zoning and density provisions that limit the number of homes that can be built within the boundaries of a particular area, which may impact the financial returns from a given project. In addition, we are subject to statutes and regulations concerning the protection of the environment. Environmental laws that apply to a given site can vary greatly according to the site's location, condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Environmental laws and conditions may result in delays and/or cause us to incur additional costs for compliance, mitigation and processing land use applications. In addition, many states, cities and counties have in the past approved various "slow growth" measures. If that were to occur in our region, our future real estate development activities could be significantly adversely affected.

     Litigation. The land use approval processes we must follow to ultimately develop our projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation would, by their nature, adversely affect the length of time required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation would increase the costs and could adversely affect the design, scope, plans and profitability of a project.

     Real Estate Inventory Risk. Our three principal real estate projects, the Tejon Industrial Complex, Centennial and the Tejon Mountain Village concept, all involve obtaining governmental entitlements and improving lots for sale to developers or, in the case of Tejon Industrial Complex, end users. The value of these lots can fluctuate significantly as a result of changing economic and market conditions.

     Competition. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities.

     Geographic Concentration. All of our developable land is in California. Any adverse change in the economic climate of California, or our region of that state, could adversely affect our real estate development activities. Ultimately our ability to sell or lease lots may decline as a result of weak economic conditions.

     Financing. Our proposed new real estate development will require additional financing. It is uncertain whether the required financing will be available, and if so, whether it will be available on favorable terms.

     Inflation. Inflation can have a major impact on our farming operations. The farming operations are most affected by escalating costs and unpredictable revenues (due to an oversupply of certain crops) and very high irrigation water costs. High fixed water costs related to our farm lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue, just as we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

     Within our real estate operations, our lease portfolio is protected to some extent from inflation since percentage rent clauses and Consumer Price Index increases in our leases tend to adjust rental receipts for inflation.

     Other Risks. We may also encounter other difficulties in developing our land, including:

          . Natural risks, such as geological and soils problems, earthquakes, heavy rains and flooding and heavy winds;

          .    Shortages of qualified tradespeople;

          . Reliance on local contractors, who may be inadequately capitalized;

          .    Shortages of materials; and

          .    Increases in the cost of certain materials.

New Accounting Pronouncements. Financial Accounting Standards Board Statement ("FASB") No. 142, Goodwill and Other Intangible Assets, was approved and issued in June 2001 and addresses amortization on Intangible Assets. Statement 142 supercedes APB Opinion No. 17, which required amortization of goodwill and intangible assets. The presumption that goodwill and intangible assets were wasting assets and should be amortized over a period of not more than 40 years has been altered, and now such assets are deemed to have an indefinite life and are no longer amortized. The value of the intangible assets must be assessed annually for impairment. This statement will have a minimal impact on our financial position or results of operations as the amount of goodwill and other intangible assets are insignificant. The Statement will be adopted for the 2002 financial year.

In June 2001 FASB Statement No. 143 was issued addressing Accounting for Asset Retirement Obligations (AROs). This statement covers obligations that a company incurs for the retirement of tangible long-lived assets such as drilling rigs or manufacturing plants. We do not anticipate this pronouncement having a significant impact on our financial position or results of operations when it becomes effective for the 2003 financial year.

FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. The pronouncement issues guidance on distinguishing between assets held and used, held for sale, and held for disposal other than sale. It also addresses the classification and valuation of such assets. The pronouncement is effective for the 2002 fiscal year. We do not anticipate this pronouncement having a significant impact on our financial position or results of operations.

FASB Statement No. 141, Business Combinations, eliminates the pooling-of-interests method of accounting for business combinations. This Statement is not anticipated to have an effect on our financial position or results of operations.

Financial Condition. Our cash, cash equivalents and short-term marketable securities totaled approximately $23,463,000 at December 31, 2001, an increase of $10,122,000 from the corresponding amount at the end of 2000. Working capital at the end of 2001 was $31,447,000, which is $11,458,000 greater than working capital at the end of 2000. We have a revolving line of credit of $15,000,000 that, as of December 31, 2001, had no outstanding balance. This line of credit bears interest at a rate which floats with changes in the lending bank's prime interest rate. At our option the interest rate on this line of credit can be fixed for a period of time at 1.50% over a selected LIBOR rate or float at .50% less than the bank's prime lending rate. During 2001 short-term debt was reduced due to the disposition of livestock assets and to the use of proceeds from the rights offering that was completed earlier in 2001. In past years, the use of short-term credit grew due to increases in inventories as a result of the growth of our business lines and to the funding of infrastructure construction costs on a short-term basis.

Our outstanding long-term debt, less current portion of $1,726,000, declined $4,760,000 to $14,563,000 at the end of 2001 when compared to 2000. Long-term debt is being used to fund real estate development infrastructure and farming assets on our land, commercial buildings in Phoenix, Arizona that were purchased in 1999, and the almond processing plant purchased in January 2000. Long-term debt currently consists of three separate debt obligations. One long-term note for real estate and farming purposes provides for loan amounts up to $15,000,000, has a current balance of $10,000,000, and is secured by farmland. This note comes due in 2004. The second note obligation was used to purchase the buildings in Phoenix, is secured by mortgages on the buildings, and has a balance of $4,669,000. The last note is for a loan used to purchase the almond processing plant in 2000 and has a balance of $1,620,000.

The following table shows our long-term obligations and commitments over the next five years:

                                                              PAYMENTS DUE BY PERIOD
                                                              ----------------------

                                                        One Year                              After 5
                                           Total        or Less      Years 2-3   Years 4-5     Years
                                         -----------   ----------   ----------   ---------   ----------
CONTRACTUAL OBLIGATIONS:
    Long-term debt                       $16,289,000   $1,726,000   $9,000,000    $482,000   $5,081,000
                                         -----------   ----------   ----------    --------   ----------
    Total contractual cash obligations   $16,289,000   $1,726,000   $9,000,000    $482,000   $5,081,000
                                         ===========   ==========   ==========    ========   ==========

                                                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                   ------------------------------------------

                                                       One Year                              After 5
                                           Total       or Less     Years 2-3    Years 4-5     Years
                                         -----------   --------   -----------   ---------   ---------
OTHER COMMERCIAL
    COMMITMENTS:
    Standby letter of credit             $ 1,324,000      $--     $ 1,324,000     $--          $--
    Guarantees                             9,050,000       --       9,050,000      --           --
                                         -----------      ---     -----------     ---          ---
    Total commercial commitments         $10,374,000      $--     $10,374,000     $--          $--
                                         ===========      ===     ===========     ===          ===

The standby letter of credit is related to the issuance of Community Facility District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit will terminate in the future as land in the district becomes developed.

The guarantees consist of a $3,800,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P. Total debt in the venture is approximately $12,500,000 and is related to the construction of the facility. During 2003 this note is scheduled to be refinanced with a permanent mortgage loan, and our guarantee will no longer be needed. The remaining

$5,250,000 of guarantees relate to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture to construct and market a 650,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $10,500,000 and was used in the construction of the building. In the joint venture agreement each partner agreed to guarantee one half of the outstanding construction loan debt through the two-year term of the loan. During March 2002, a lease was signed for one half of the building and the lease payments from this lease will cover future debt service requirements under the current loan agreement. At this time we believe that neither of the guarantees nor the standby letter of credit will ever be called upon.

During 2001 the principal uses of cash and cash equivalents consisted of capital expenditures related to real estate development activities, financing of receivables and inventories, and the reduction in both short-term and long-term debt.

The principal uses of cash and cash equivalents during 2000 and 1999 consisted of capital expenditures, expansion of the cattle herd, purchase of land, purchases of commercial buildings, purchase of an almond processing plant, payments of long-term debt, the payment of dividends and the financing of higher receivables and inventories.

The accurate forecasting of cash flows is made difficult due to the fact that commodity markets set the prices for the majority of our farming products and the fact that the cost of water changes significantly from year to year as a result of changes in its availability. Based on our past experience, we believe we will have adequate cash flows over the next twelve months to fund internal operations.

During 2002, $14,910,000 has been budgeted for capital expenditures, which includes nearly $8,100,000 for infrastructure at the Tejon Industrial Complex and $5,100,000 for real estate projects in the mountain/lake area of our lands and Los Angeles County. Other items included in the capital expenditure budget are equipment and improvements to existing facilities.

One of the sources of funding capital expenditures and debt repayment during 2001 was proceeds from the $30 million rights offering that was completed on January 16, 2001. In addition to these funds, proceeds were received throughout the year related to the disposition of our livestock operations. Proceeds from the rights offering are going to be used to further develop the Tejon Industrial Complex and for costs related to constraints and feasibility analyses, early phase and detailed planning, and preparing applications for entitlements in the mountain/lake area of our land.

During 2002, additional funds for capital expenditures and operations are expected to come from lines of credit with banks, further use of the proceeds from the rights offering, reimbursement of infrastructure costs related to the Tejon Industrial Complex through bond proceeds from a local government agency, proceeds from discontinued operations, and from operating cash flows. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to fund this growth, we expect to use various financing alternatives such as joint ventures with financial partners, increases in lines of credit with banks, sales of assets, and the issuance of common stock. We cannot provide any assurances that these sources of financing will be available.

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

The primary objective of our investment activities is to preserve principal and prudently manage risk while at the same time maximizing yields. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years with an investment grade of A or better from Moody's or Standard and Poors. See Note 3, Marketable Securities, of Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank's prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($4,669,000) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($11,620,000) can either be fixed for periods of time to a LIBOR rate or float with the lending bank's prime rate. The floating rate obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

We believe it is prudent to limit the variability of a portion of our interest payments. It is our objective to hedge between 25% and 50% of the variable-rate interest payments.

To meet this objective we entered into an interest rate swap to manage the potential fluctuations in cash flows resulting from interest rate risk. See Note 9, Interest Rate Risk Management, of Notes to Consolidated Financial Statements.

Market risks related to our inventories ultimately depend on the value of the cattle, almonds, grapes, pistachios, and walnuts at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with current customers and periodic credit evaluations of our customers' financial condition, we believe our credit risk is minimal. Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

                Interest Rate Sensitivity Financial Market Risks
                      Principal Amount by Expected Maturity
                              At December 31, 2001
                             (Dollars in Thousands)

                                                                                                        Fair Value
                                                                                                        ----------
                                     2002      2003     2004     2005     2006   Thereafter    Total     12/31/01
                                    ------   -------   ------   ------   -----   ----------   -------   ----------
Assets:
  Marketable
    securities                      $2,787   $ 3,911   $2,817   $2,615   $ 273     $   --     $12,403    $12,574
  Weighted
    Average interest
    rate                              5.37%     6.43%    6.40%    5.42%   5.11%        --%       5.87%        --%

Liabilities:
  Short-term debt                   $  127   $    --   $   --   $   --   $  --     $   --     $   127    $   127
  Weighted average
    interest rate                     5.00%       --%      --%      --%     --%        --%       5.00%        --%
  Long-term debt                    $1,726   $ 1,770   $7,230   $  239   $ 243     $5,081     $16,289    $16,289
  Weighted average
    interest rate                     8.18%     8.18%    8.18%    7.82%   7.82%     7.82%        8.00%        --%
  Variable-to-fixed swap
    amount 3-yr swap                $   --   $11,620   $   --   $   --   $  --     $   --     $11,620    $10,986
  Weighted average
    pay fixed-rate
    contract rate                       --%     6.91%      --%      --%     --%        --%       6.91%        --%
  Weighted average
    receivable variable rate,
    current rate, adjusts monthly,
    based on LIBOR                    1.95%       --%      --%      --%     --%        --%       1.95%        --%

Debt figures above include debt related to discontinued operations.

                Interest Rate Sensitivity Financial Market Risks
                      Principal Amount by Expected Maturity
                              At December 31, 2000
                             (Dollars in Thousands)

                                                                                                         Fair Value
                                     2001      2002      2003     2004     2005   Thereafter    Total     12/31/00
                                    -------   ------   -------   ------   -----   ----------   -------   ----------
Assets:
  Marketable
    securities                      $ 2,750   $1,819   $ 4,786   $1,884   $  --     $   --     $11,239    $11,055
  Weighted
    average interest rate              5.84%    5.97%     6.34%    6.85%     --%        --%       6.24%        --%

Liabilities:
  Short-term debt                   $20,870   $   --   $    --   $   --   $  --     $   --     $20,870    $20,870
  Weighted average
    interest rate                      8.71%      --%       --%      --%     --%        --%       8.71%        --%
  Long-term debt                    $ 1,973   $1,977   $ 2,855   $9,983   $ 455     $5,913     $23,156    $23,156
  Weighted average
    interest rate                      8.26%    8.26%     8.26%    8.26%   8.21%      7.91%       8.24%        --%
  Variable-to-fixed
    Swap notional amount
      3-yr swap                     $    --   $   --   $11,800   $   --   $  --     $   --     $11,800    $11,596
  Weighted average
    Pay fixed-rate contract rate         --%      --%     6.91%      --%     --%        --%       6.91%        --%
  Weighted average
    receivable variable rate,
    current rate, adjust monthly
    based on LIBOR                     6.71%      --%       --%      --%     --%        --%       6.71%        --%

Debt figures above include debt related to discontinued operations.

In comparison to the prior year our risk in regard to fluctuations in interest rates has decreased due to the reduction in the use of both short-term and long-term lines of credit that fluctuate with the bank's prime lending rate.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories, gross margins, accounts receivable, and certain anticipated transactions in our discontinued operations and Farming Division. Commodities such as corn and cattle are purchased and sold at market prices that are subject to volatility. In order to manage the risk of market price fluctuations, we enter into various exchange-traded futures and option contracts. We closely monitor and manage our exposure to market price risk on a daily basis in accordance with formal policies established for this activity. These policies limit the duration to maturity of contracts entered into as well as the level of exposure to be hedged.

Our goal in managing our cattle and feed costs has been to protect or create a range of selling prices and feed prices that allow us to recognize a profit or minimize a loss on the sale of cattle once all costs are deducted. See Note 8, Commodity Contracts Used to Manage Risk, of Notes to Consolidated Financial Statements. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. Losses on futures contracts and options as of December 31, 2001 were $316,000 as compared to the approximately $966,000 in losses at December 31, 2000. The decrease in hedge losses is primarily due to a decrease in the number of cattle owned and a drop in prices during the fourth quarter of 2001. These losses are recorded in discontinued operations. Since we had only 4,300 head of cattle remaining at December 31, 2001, we do not intend to enter into any futures or option contracts in the future.

Inventories consist of almonds related to the 2001 crop and farming costs related to 2002 crop production. Within our discontinued operations, inventory consists of cattle for sale, and price fluctuations historically were managed with futures and options contracts. The 2001 almond inventory is recorded at $1.00 per pound, which is the current price of almonds. The farming costs inventoried that are related to the 2002 crop are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year's crop harvest has been sold. The table below shows futures and option contracts outstanding at year-end 2000; there were no contracts outstanding at December 31, 2001. We are at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At December 31, 2001 approximately 100% of the cattle held in inventory, or 4,300 head of cattle, were not protected by futures and options for price movement. This compares to 31,317 head of cattle at December 31, 2000. The 2001 number of head of cattle equates to approximately 5.1 million pounds of beef. For each $.01 per pound change in price, we have a potential exposure of $51,000 in future value. Although the price at which the cattle will ultimately be sold is unknown, over the last three years the market price has ranged from $.50 per pound to $.78 per pound and the current market price at March 25, 2002 was $.69 per pound for April 2002 delivery.

At December 31, 2001, we had no futures contracts or option contracts outstanding. The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 2000:

                                         Original        Estimated
Commodity Future/Option       No.      Contract/Cost    Fair Value
      Description          Contracts   (Bought) Sold   (Bought) Sold
--------------------------------------------------------------------
Cattle futures sold
40,000 lbs. per contract      230       $6,826,000      $(7,215,000)
Cattle options sold
40,000 lbs. per contract       25       $    4,000      $   (26,000)
Cattle options bought
40,000 lbs. per contract       95       $ (934,000)     $   930,000
Corn options bought
50,000 lbs. per contract       55       $ (613,000)     $   654,000

The above futures contracts and options contracts expired between February 2001 and April 2001. Estimated fair value at settlement is based upon quoted market prices at December 31, 2000.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at December 31, 2001, only $2,114,000 is at risk to changing prices. Of the amount at risk to changing prices, $609,000 is attributable to almonds, $1,335,000 to pistachios, $138,000 to walnuts, and $32,000 to grapes. The comparable amounts of accounts receivable at December 31, 2000 were $1,051,000 related to almonds and $213,000 related to pistachios, $53,000 to walnuts, and $35,000 to grapes. The price estimated for recording accounts receivable at December 31, 2001 was $1.00 per pound for almonds. For every $.01 change in the price of almonds our receivable for almonds increases or decreases by $6,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $.89 to $1.40. With respect to pistachios, the price estimated for recording the receivable was $1.05 per pound, each $.01 change in the price increases or decreases the receivable by $13,000 and the range of final prices over the last three years for pistachios has been $1.07 to $1.35.

The price estimated for recording accounts receivable for walnuts was $.45 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $3,000. The final price for walnuts has averaged from $.45 to $.66 over the last three years. The prices used to estimate accounts receivable related to grapes is based on the variety of wine grape and the market for that grape. At year-end the average price used for recording the accounts receivable was $95.00 per ton. For every $1.00 change in the price, our receivables related to grapes can increase or decrease approximately $400. The average price for grapes has averaged between $95.00 per ton to $307.00 per ton over the last three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2002 Annual Meeting of Stockholders. Information as to our Executive Officers is set forth in Part I, Item 1 under "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to its 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to its 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to its 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:                 Page Number
          -----------------------------------------------------   -----------

     1.   Consolidated Financial Statements:
          ---------------------------------

          1.1     Report of Independent Auditors                     42

          1.2     Consolidated Balance Sheets -
                  December 31, 2001 and 2000                         43

          1.3     Consolidated Statements of Operations -
                  Years Ended December 31, 2001, 2000
                  and 1999                                           44

          1.4     Consolidated Statements of Stockholders'
                  Equity - Three Years Ended
                  December 31, 2001                                  45

          1.5     Consolidated Statements of Cash Flows -
                  Years Ended December 31, 2001, 2000
                  and 1999                                           46

          1.6     Notes to Consolidated Financial
                  Statements                                         47

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

          10.7    Severance Agreement                                ****

          10.8    Director Compensation Plan                         ****

          10.9    Non-Employee Director Stock Incentive Plan         ****

          10.9(1) Stock Option Agreement Pursuant to the
                  Non-Employee Director Stock Incentive Plan         ****

          10.10   1998 Stock Incentive Plan                          ****

          10.10   Stock Option Agreement Pursuant to the 1998
                  Stock Incentive Plan                               ****

          10.11   Employment Contract - Robert L. Stine              ****

          10.14   Restricted Stock Grant Agreement                   ******

          10.15   Amendment to 1998 Stock Incentive Plan             ******

          10.16   Lease Agreement with Calpine Corp.                 68

          10.17   Tejon/DP Partners Operating Agreement              105

          21      List of Subsidiaries of Registrant                 154

          23      Consent of Ernst & Young                           155

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

****** This document filed with the Securities Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TEJON RANCH CO.


DATED: March 28, 2002              BY: /s/ Robert A. Stine
       --------------                  -------------------------------------
                                   Robert A. Stine
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


DATED: March 28, 2002              BY: /s/ Allen E. Lyda
       --------------                  --------------------------------------
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

Name                                        Capacity              Date
-------------------------------------------------------------------------------


/s/ Otis Booth Jr.                          Director              March 5, 2002
------------------------------
Otis Booth, Jr.

/s/ Craig Cadwalader                        Director              March 5, 2002
------------------------------
Craig Cadwalader

/s/ Dan T. Daniels                          Director              March 5, 2002
------------------------------
Dan T. Daniels

/s/ Rayburn S. Dezember                     Director              March 5, 2002
------------------------------
Rayburn S. Dezember

/s/ John L. Goolsby                         Director              March 5, 2002
------------------------------
John L. Goolsby

/s/ Norman Metcalfe                         Director              March 5, 2002
------------------------------
Norman Metcalfe

/s/ George G.C. Parker                      Director              March 5, 2002
------------------------------
George G.C. Parker

/s/ Robert Ruocco                           Director              March 5, 2002
------------------------------
Robert Ruocco

/s/ Kent Snyder                             Director              March 5, 2002
------------------------------
Kent Snyder

/s/ Geoffrey Stack                          Director              March 5, 2002
------------------------------
Geoffrey Stack

/s/ Robert A. Stine                         Director              March 5, 2002
------------------------------
Robert A. Stine

/s/ Michael H. Winer                        Director              March 5, 2002
------------------------------
Michael H. Winer

                           Annual Report on Form 10-K

                    Item 8, Item 14(a)(1) and (2),(c) and (d)

         List of Financial Statements and Financial Statement Schedules

                              Financial Statements

                                Certain Exhibits

                          Year Ended December 31, 2001

                                 Tejon Ranch Co.

                                Lebec, California

                        Form 10-K - Item 14(a)(1) and (2)

                        Tejon Ranch Co. and Subsidiaries

         Index to Financial Statements and Financial Statement Schedules

ITEM 14(a)(1) - FINANCIAL STATEMENTS
------------------------------------

The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:

                                                                         Page
                                                                         ----
Report of Independent Auditors                                            43
Consolidated Balance Sheets -
       December 31, 2001 and 2000                                         44
Consolidated Statements of Operations -
       Years Ended December 31, 2001, 2000 and 1999                       45
Consolidated Statements of Stockholders' Equity -
       Three Years Ended December 31, 2001                                46
Consolidated Statements of Cash Flows -
       Years Ended December 31, 2001, 2000 and 1999                       47
Notes to Consolidated Financial Statements                                48

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

                         Report of Independent Auditors

Stockholders and Board of Directors
Tejon Ranch Co.

We have audited the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                    ERNST & YOUNG LLP

Los Angeles, California
February 20, 2002

                        Tejon Ranch Co. and Subsidiaries
                           Consolidated Balance Sheets

                                                                       December 31
                                                                   2001           2000
                                                                -----------    -----------
Assets
Current assets:
      Cash and cash equivalents                                 $10,889,000    $ 2,286,000
      Marketable securities                                      12,574,000     11,055,000
      Accounts receivable                                         5,850,000      4,542,000
      Inventories                                                 1,230,000      1,100,000
      Prepaid expenses and other current assets                   1,614,000      1,106,000
      Assets of discontinued operations                           5,847,000     31,489,000
                                                                -----------    -----------
Total current assets                                             38,004,000     51,578,000

Property and equipment, net                                      61,016,000     46,526,000

Other assets                                                        128,000        183,000
                                                                -----------    -----------
Total Assets                                                    $99,148,000    $98,287,000
                                                                ===========    ===========
Liabilities and stockholders' equity Current liabilities:
      Trade accounts payable                                    $ 3,332,000    $ 1,969,000
      Other acrued liabilities                                      294,000      1,150,000
      Current deferred income                                       410,000        321,000
      Income taxes payable                                          522,000             --
      Short-term debt                                                80,000      1,069,000
      Current portion of long-term debt                           1,726,000      1,741,000
      Borrowings of discontinued operations                          47,000     21,893,000
      Current liabilities of discontinued operations                146,000      3,446,000
                                                                -----------    -----------
Total current liabilities                                         6,557,000     31,589,000

Long-term debt, less current portion                             14,563,000     19,323,000

Deferred income taxes                                             3,619,000      4,287,000

Minimum pension liability                                         1,606,000        114,000

Minority interest in equity of consolidated joint venture           674,000        485,000

Commitments and contingencies

Stockholders' equity
      Common Stock, $.50 par value per share:
           Authorized shares - 30,000,000
           Issued and outstanding shares - 14,323,546 in 2001
               and 12,712,236 in 2000                             7,163,000      6,356,000
           Additional paid-in capital                            30,056,000        683,000
           Deferred compensation                                         --        (43,000)
           Accumulated other comprehensive income                (1,540,000)      (663,000)
           Retained Earnings                                     36,450,000     36,156,000
                                                                -----------    -----------
      Total stockholders' equity                                 72,129,000     42,489,000
                                                                -----------    -----------
Total liabilities and stockholders' equity                      $99,148,000    $98,287,000
                                                                ===========    ===========

See accompanying notes

                        Tejon Ranch Co. and Subsidiaries
                      Consolidated Statements of Operations

                                                            Year Ended December 31
                                                      2001           2000           1999
                                                   -----------    -----------    -----------
Revenues:
      Real estate                                  $10,990,000    $10,947,000    $ 8,906,000
      Farming                                        6,425,000      7,225,000      7,433,000
      Interest income                                1,897,000        632,000        639,000
                                                   -----------    -----------    -----------
                                                    19,312,000     18,804,000     16,978,000
Costs and expenses:
      Real estate                                    7,228,000      8,581,000      5,602,000
      Farming                                        7,768,000      7,154,000      6,285,000
      Corporate expenses                             3,347,000      3,029,000      3,198,000
      Interest expense                                 695,000      1,426,000        214,000
                                                   -----------    -----------    -----------
                                                    19,038,000     20,190,000     15,299,000
                                                   -----------    -----------    -----------
Income (loss) from continuing
      operations before minority interest              274,000     (1,386,000)     1,679,000
Minority interest in consolidated joint venture       (189,000)      (185,000)            --
                                                   -----------    -----------    -----------
Income from continuing operations
      before income tax provision                       85,000     (1,571,000)     1,679,000
Income tax provision (benefit)                          33,000       (601,000)       638,000
                                                   -----------------------------------------
Income (loss) from continuing operations                52,000       (970,000)     1,041,000
Income from discontinued
      operations, net of applicable income taxes       242,000        425,000        140,000
                                                   -----------------------------------------
Net income (loss)                                  $   294,000    $  (545,000)   $ 1,181,000
                                                   ===========    ===========    ===========

Income (loss) from  continuing operations
      per share, basic                             $        --    $     (0.08)   $      0.08
Income from discontinued operations
      per share, basic                                    0.02           0.04           0.01
                                                   -----------    -----------    -----------
Net income (loss) per share, basic                 $      0.02    $     (0.04)   $      0.09
                                                   ===========    ===========    ===========

Income (loss) from continuing operations
      per share, diluted                           $        --    $     (0.08)   $      0.08
Income from discontinued operations
      per share, diluted                                  0.02           0.04           0.01
                                                   -----------    -----------    -----------
Net income (loss) per share, diluted               $      0.02    $     (0.04)   $      0.09
                                                   ===========    ===========    ===========

                        Tejon Ranch Co. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       Three years ended December 31, 2001

                                                Common
                                          Stock Shares       Common   Additional Paid       Deferred
                                           Outstanding        Stock        In Capital   Compensation
                                          ----------------------------------------------------------
Balance, December 31, 1998                 12,691,253    $6,346,000     $   382,000       $      --
Net income                                         --            --              --              --
Defined benefit plan
  funding adjustments, net of taxes of
  $133,000                                         --            --              --              --
Changes in unrealized
  losses on available-for-sale
  securities, net of taxes of
  $205,000                                         --            --              --              --
Comprehensive income
Exercise of stock options                       5,926         3,000          (3,000)             --
Cash dividends paid - $.05 per
  share                                            --            --              --              --
                                           --------------------------------------------------------
Balance, December 31, 1999                 12,697,179     6,349,000         379,000              --

Net loss                                           --            --              --              --
Defined benefit plan funding
  adjustments, net of taxes of
  $234,000                                         --            --              --              --
Changes in unrealized gains
  on available-for-sale securities
  net of taxes of $106,000                         --            --              --              --
Interest rate swap adjustment                      --            --              --              --
Comprehensive loss
Restricted stock issuance                       9,057         4,000         211,000        (215,000)
Exercise of stock options                       6,000         3,000          93,000              --
Amortization of deferred
  compensation                                     --            --              --         172,000
                                           --------------------------------------------------------
Balance, December 31, 2000                 12,712,236     6,356,000         683,000         (43,000)
Net income                                         --            --              --              --
Changes in unrealized gains
  on available-for-sale securities,
  net of taxes of $142,000                         --            --              --              --
Defined benefit plan funding
  adjustments, net of taxes of
  $599,000                                         --            --              --              --
Interest rate swap adjustment, net
  of taxes of $233,000                             --            --              --              --
Comprehensive loss
Net proceeds from rights offering           1,578,947       790,000      28,776,000              --
Restricted stock issuance                       5,363         3,000          73,000         (76,000)
Exercise of stock options                      27,000        14,000         524,000              --
Amortization of deferred
  compensation                                     --            --              --         119,000
                                           --------------------------------------------------------
Balance, December 31, 2001                 14,323,546     7,163,000     $30,056,000       $      --
                                           ========================================================

                                            Accumulated
                                                  Other
                                          Comprehensive      Retained
                                                 Income      Earnings          Total
                                          -------------------------------------------
Balance, December 31, 1998                  ($179,000)    $36,156,000   $ 42,705,000
Net income                                         --       1,181,000      1,181,000
Defined benefit plan
  funding adjustments, net of taxes of
  $133,000                                    216,000              --        216,000
Changes in unrealized
  losses on available-for-sale
  securities, net of taxes of
  $205,000                                   (306,000)             --       (306,000)
                                                                        ------------
Comprehensive income                                                       1,091,000
                                                                        ------------
Exercise of stock options                          --              --             --
Cash dividends paid - $.05 per
  share                                            --        (636,000)      (636,000)
                                          ------------------------------------------
Balance, December 31, 1999                   (269,000)     36,701,000     43,160,000

Net loss                                           --        (545,000)      (545,000)
Defined benefit plan funding
  adjustments, net of taxes of
  $234,000                                   (350,000)             --       (350,000)
Changes in unrealized gains
  on available-for-sale securities
  net of taxes of $106,000                    160,000              --        160,000
Interest rate swap adjustment                (204,000)             --       (204,000)
                                                                        ------------
Comprehensive loss                                                          (939,000)
                                                                        ------------
Restricted stock issuance                          --              --             --
Exercise of stock options                          --              --         96,000
Amortization of deferred
  compensation                                     --              --        172,000
                                          ------------------------------------------
Balance, December 31, 2000                   (663,000)     36,156,000     42,489,000

Net income                                         --         294,000        294,000
Changes in unrealized gains
  on available-for-sale securities,
  net of taxes of $142,000                    213,000              --        213,000
Defined benefit plan funding
  adjustments, net of taxes of
  $599,000                                   (893,000)             --       (893,000)
Interest rate swap adjustment, net
  of taxes of $233,000                       (197,000)                      (197,000)
                                                                        ------------
Comprehensive loss                                                          (583,000)
                                                                        ------------
Net proceeds from rights offering                                         29,566,000
Restricted stock issuance                          --              --             --
Exercise of stock options                          --              --        538,000
Amortization of deferred
  compensation                                     --              --        119,000

                                          -------------------------------------------
Balance, December 31, 2001                $(1,540,000)    $36,450,000   $ 72,129,000
                                          ===========================================

                        Tejon Ranch Co. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                          Year Ended December 31
                                                                                   2001            2000            1999
                                                                               --------------------------------------------
Operating Activities
 Net income (loss)                                                             $    294,000    $   (545,000)   $  1,181,000
 Items not affecting cash:
   Depreciation and amortization                                                  2,846,000       3,024,000       2,494,000
   Deferred income taxes                                                            352,000        (557,000)        539,000
   Gain from sale of land                                                                --              --      (1,747,000)
   Minority interest in consolidated joint ventures                                 189,000         185,000              --
   Losses on sales of investments                                                        --              --          17,000
   Gain on sales of assets                                                          (56,000)       (254,000)             --
   Equity in (income) loss of unconsolidated joint ventures                        (191,000)        642,000         889,000
 Changes in certain current assets and current liabilities:
   Accounts receivable                                                           (1,308,000)     (1,648,000)        173,000
   Inventories                                                                     (130,000)        897,000      (2,105,000)
   Prepaid expenses and other current assets                                       (823,000)        (43,000)        (28,000)
   Trade accounts payable and other accrued liabilities                             (90,000)      1,198,000       1,894,000
   Current deferred income                                                           89,000         318,000          55,000
   Income taxes payable                                                             522,000              --        (192,000)
                                                                               --------------------------------------------
Net cash provided by operating activities of continuing operations                1,694,000       3,217,000       3,170,000

Investing Activities
  Maturities of marketable securities                                            35,189,000       2,989,000       9,987,000
  Funds invested in marketable securities                                       (36,353,000)     (3,830,000)     (7,162,000)
  Reimbursement proceeds from community facilities district                              --       8,065,000              --
  Proceeds from sale of land                                                             --       2,000,000       1,747,000
  Cash in escrow                                                                         --              --       4,200,000
  Property and equipment disposals                                                  161,000         442,000              --
  Funds to purchase almond processing plant                                              --      (2,700,000)             --
  Property and equipment expenditures                                           (17,441,000)     (9,917,000)    (25,819,000)
  Investment in unconsolidated joint ventures                                       (51,000)     (1,066,000)             --
  Other                                                                             673,000         153,000        (649,000)
                                                                               --------------------------------------------
Net cash used in investing activities of continuing operations                  (17,822,000)     (3,864,000)    (17,696,000)
Financing Activities
  Proceeds from issuance of common stock                                         29,566,000              --              --
  Proceeds from short-term debt                                                  15,883,000      51,470,000      32,874,000
  Payments on short-term debt                                                   (16,886,000)    (53,427,000)    (35,312,000)
  Borrowing of long-term debt                                                     1,845,000       3,642,000      19,800,000
  Repayment of long-term debt                                                    (6,605,000)     (2,348,000)        (30,000)
  Cash contribution from investor in consolidated joint venture                          --         300,000              --
  Exercise of stock options                                                         432,000          96,000              --
  Cash dividends paid                                                                    --              --        (636,000)
                                                                               --------------------------------------------
Net cash provided by (used in) financing activities of continuing operations     24,235,000        (267,000)     16,696,000
                                                                               --------------------------------------------
Net change in discontinued operations                                               496,000       2,777,000      (2,491,000)
Increase (decrease) in cash and cash equivalents                                  8,603,000       1,863,000        (320,000)
Cash and cash equivalents at beginning of year                                    2,286,000         423,000         743,000
                                                                               --------------------------------------------
Cash and cash equivalents at end of year                                       $ 10,889,000    $  2,286,000    $    423,000
                                                                               ============================================
Supplemental Cash Flow Information
  Interest paid (net of amounts capitalized)                                   $  1,136,000    $  2,416,000    $  1,174,000
                                                                               ============================================
  Income taxes paid                                                            $         --    $    166,000    $    123,000
                                                                               ============================================

See accompanying notes

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co., the accounts of all controlled subsidiaries, and Tejon Almond Growers LLC, a joint venture that owns an almond processing plant, in which a controlling interest is held (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures in which we have less than a controlling interest are accounted for under the equity method of accounting and, accordingly, we reflect our investment as adjusted for capital contributions, distributions, and our equity in net income or loss of the respective joint venture.

Reclassification

Certain amounts included in the 2000 and 1999 financial statements have been reclassified to conform to the current year presentation.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

Marketable Securities

The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. We classify all marketable securities as available-for-sale. These are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders' equity.

Credit Risk

We grant credit to customers in the course of our continuing operations to co-ops, wineries, nut marketing companies, and lessees of our facilities. Our discontinued operations also granted credit to large cattle purchasers and feedlot customers. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral.

During 2001, no single customer accounted for more than 10% of our revenues from continuing operations. During 2000 and 1999 the following customers accounted for more than 10% of our consolidated revenues from continuing operations:
Golden State Vintners, a purchaser of grapes (10% in 2000 and 25% in 1999); and IKEA, an international home furnishing retailer (11% in 2000).

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

Property and Equipment

Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis (presumed to be at cost) carried by our predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Buildings and improvements are depreciated over a 10-year to 27.5-year life. Machinery, water pipelines, furniture, fixtures, and other equipment are depreciated over a 3-year to 10-year life depending on the type of asset. Vineyards and orchards are generally depreciated over a 20-year life with irrigation systems over a 10-year life. Oil, gas and mineral reserves have not been appraised, and accordingly no value has been assigned to them.

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

At the time crops are harvested and delivered to buyers and revenues are estimatable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments decreased farming revenue $100,000 in 2001, $231,000 in 2000, and $541,000 in 1999.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a Secretary of Agriculture approved marketing order. At December 31, 1999, producers were required to withhold 22.36% of their 1999 almond crop production from the marketplace. At December 31, 1999, we recognized $427,000 into inventory related to this withholding. The marketing order was lifted during 2000 and all of the inventory was subsequently sold. At December 31, 2001 and 2000, no such withholding was mandated.

Common Stock Options

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employees', advisors', and consultants' stock options because, as discussed in Note 7, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of stock options granted by us equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income Per Share

Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the year (14,237,035 in 2001, 12,707,027 in 2000, and 12,694,216 in 1999). Diluted net income (loss) per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options using the treasury stock method (14,346,369 in 2001, 12,792,486 in 2000, and 12,796,485 in 1999). The weighted average additional number of shares relating to dilutive stock options was 109,334 in 2001, 85,459 in 2000, and 102,269 in 1999. For 2000, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options is antidilutive.

Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2001, management of the Company believes that none of its assets are impaired.

Sales of Real Estate

Revenues are recorded and profit is recognized when title has passed to the buyer and a minimum down payment has been received.

Rental Income

Minimum rent revenues are recognized on a straight-line basis over the respective lease term.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2001, 2000 or 1999.

Use of Estimates

The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting period. Due to uncertainties inherent in the estimation process, it is reasonably possible that actual results could differ from these estimates.

New Accounting Pronouncements

Financial Accounting Standards Board Statement ("FASB") No. 142, Goodwill and Other Intangible Assets, was approved and issued in June 2001 and addresses amortization on Intangible Assets. Statement 142 supercedes APB Opinion No. 17, which required amortization of goodwill and intangible assets. The presumption that goodwill and intangible assets were wasting assets and should be amortized over a period of not more than 40 years has been altered, and now such assets are deemed to have an indefinite life and are no longer amortized. The value of the intangible assets must be assessed annually for impairment. This statement will have a minimal impact on our financial position or results of operations as the amount of goodwill and other intangible assets are insignificant. The Statement will be adopted for the 2002 financial year.

In June 2001 FASB Statement No. 143 was issued addressing Accounting for Asset Retirement Obligations (AROs). This statement covers obligations that a company incurs for the retirement of tangible long-lived assets such as drilling rigs or manufacturing plants. We do not anticipate this pronouncement having a significant impact on our financial position or results of operations when it becomes effective for the 2003 financial year.

FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. The pronouncement issues guidance on distinguishing between assets held and used, held for sale, and held for disposal other than sale. It also addresses the classification and valuation of such assets. The pronouncement is effective for the 2002 fiscal year. We do not anticipate this pronouncement having a significant impact on our financial position or results of operations.

FASB Statement No. 141, Business Combinations, eliminates the pooling-of-interests method of accounting for business combinations. This Statement is not anticipated to have an effect on our financial position or results of operations.

2.   DISCONTINUED OPERATIONS

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

Revenues from discontinued operations consist of sales of cattle and revenue from feedlot operations. Expenses consist of cost of sales related to the sale of cattle and expenses related to the operations of a cattle feedlot. There is no allowance for loss on disposal of division assets because the Company expects to sell the remaining inventory for at least its current book value.

During June 2001, the Company completed the sale of a portion of its breeding herd for $2.6 million to Centennial Livestock, a California agricultural company. The Company completed the sale of its feedlot in Texas for $3.2 million during July of 2001. These amounts are included in revenues and the cost of sales related to these dispositions is included in expenses in the table below. The combined gain on sale, net of applicable income taxes, for both the sale that occurred in June 2001 and the sale that occurred in July 2001, was approximately $700,000. The results of the cattle and feedlot division had previously been included within the livestock segment. Previously reported financial statements have been reclassified to reflect the discontinuance of this business.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from the continuing operations.

Operating results of the discontinued operations were as follows:

                                                  For the Years Ended December 31
                                                  2001         2000           1999
                                              -----------   -----------   -----------
Revenues                                      $48,426,000   $50,019,000   $38,938,000
Expenses                                       47,593,000    48,059,000    37,752,000
Interest Expense                                  441,000     1,275,000       960,000
                                              -----------   -----------   -----------
Income from discontinued operations
before taxes                                      392,000       685,000       226,000

Income Tax provision                              150,000       260,000        86,000
                                              -----------   -----------   -----------
Income from discontinued operations,
net of taxes                                  $   242,000   $   425,000   $   140,000
                                              ===========   ===========   ===========

Net assets of the discontinued operations at December 31, 2001 and 2000 were as follows:

                                        December 31
                                    2001          2000
                                -----------   -----------
      Current assets            $ 5,822,000   $26,522,000
      Current liabilities           193,000    25,339,000
                                -----------   -----------
      Net current assets          5,629,000     1,183,000
      Property and equipment             --     4,143,000
      Other noncurrent assets        25,000       824,000
                                -----------   -----------
      Net noncurrent assets          25,000     4,967,000
                                -----------   -----------
      Net assets                $ 5,654,000   $ 6,150,000
                                ===========   ===========

All cattle held for sale are valued at the lower of cost (first-in, first-out method) or market and are included in the results of the discontinued operations.

We enter into futures and option contracts to manage our exposure to price fluctuations on our stocker cattle and our cattle feed costs. Our goal is to protect or create a future price for our cattle and feed that will provide a profit once the cattle are sold and all costs are deducted. Futures and options contracts are carried at market value and included in the results of discontinued operations. At December 31, 2001 there were no contracts outstanding.

3.   MARKETABLE SECURITIES

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

                                    2001                          2000
                         -----------------------------------------------------------
                                       Estimated Fair                 Estimated Fair
                            Cost           Value            Cost           Value
                         -----------------------------------------------------------
Marketable Securities:
  U.S. Treasury
    and agency notes     $ 5,681,000    $ 5,698,000     $ 5,987,000     $ 5,258,000
  Corporate notes          6,722,000      6,876,000       5,252,000       5,797,000
                         -----------------------------------------------------------
                         $12,403,000    $12,574,000     $11,239,000     $11,055,000
                         ===========================================================

As of December 31, 2001, the adjustment to accumulated other comprehensive income in consolidated stockholders' equity is an unrealized gain on available-for-sale securities of $213,000, which is net of a tax expense of $142,000. This adjustment reflects the improvement in the fair value of investments when compared to the prior year. As of December 31, 2001, the

Company's gross unrealized holding gains equal $379,000 and gross unrealized holding losses equal $208,000. On December 31, 2001, the average maturity of U.S. Treasury and agency securities was 2.5 years and corporate notes was 2.5 years. Currently the Company has no securities with a weighted average life of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Our investments in corporate notes are with companies with a credit rating of A or better.

4.   INVENTORIES

Inventories consist of the following at December 31:

                         2001          2000
                      -----------   ----------
Farming inventories    $1,121,000   $  739,000
Other                     109,000      361,000
                      -----------   ----------
                       $1,230,000   $1,100,000
                      ===========   ==========

5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                 2001           2000
                                             ---------------------------
     Land and land improvements              $  6,832,000   $  5,542,000
     Buildings and improvements                22,104,000     22,259,000
     Machinery, water pipelines, furniture
        fixtures and other equipment            8,790,000      6,937,000
     Vineyards and orchards                    18,625,000     16,281,000
     Development in process                    27,733,000     16,203,000
                                             ------------   ------------
                                               84,084,000     67,222,000
     Less allowance for depreciation          (23,068,000)   (20,696,000)
                                             ------------   ------------
                                             $ 61,016,000   $ 46,526,000
                                             ============   ============

During the year ended December 31, 2000, the Company received $8,065,000 of reimbursement proceeds related to a community facilities district bond issuance. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Industrial Complex and were reflected as a reduction to land improvements.

6.   SHORT-TERM AND LONG-TERM DEBT

We may borrow up to $15,000,000 on a secured revolving line of credit at interest rates .50% less than the bank's prime rate (5.0% at December 31, 2001) or at a fixed rate of 1.50% greater than LIBOR. The revolving line expires in September 2003. At December 31, 2001, there was no outstanding debt under the line of credit agreement. On all short-term debt arrangements interest is payable monthly and principal is paid or borrowed on a daily basis as needed. The weighted average interest rate on short-term debt was 6.75% for 2001.

Long-term debt consists of the following at December 31:

                                 2001          2000
                              -------------------------
Notes payable to a bank       $16,289,000   $ 21,064000
Less current portion           (1,726,000)   (1,741,000)
                              -------------------------
                              $14,563,000   $19,323,000
                              =========================

At December 31, 2001 the long-term debt balance included a $10,000,000 note used in funding long-term assets that is secured by farm acreage. Principal is payable in quarterly payments of $375,000 with remaining principal due June 2004. Interest is at .50% less than the bank's prime rate, which was 5.0% at December 31, 2001, or a fixed rate of 1.50% greater than the specified LIBOR rate. Long-term debt also consists of debt related to the purchase of commercial/industrial buildings totaling $4,669,000 at December 31, 2001. The interest rate is fixed at 7.61% with monthly principal and interest payments. The annual principal payments total $46,000 and the final due date is April 2009. The remaining long-term note payable of $1,620,000 provides for interest at 1.00% less than the bank's prime rate, which was 5.0% at December 31, 2001, payable quarterly on any amounts outstanding. Principal is payable annually in the amount of $180,000 with the final payment due February 1, 2010.

The amount of the line of credit, short-term, and long-term debt instruments listed above approximate the fair value of the instruments.

The Company's capitalized interest costs were $1,466,000, $1,174,000, and $1,193,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Maturities of long-term debt at December 31, 2001 are $1,726,000 in 2002, $1,770,000 in 2003, $7,230,000 in 2004, $239,000 in 2005, $243,000 in 2006, and
$5,081,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

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

On January 26, 1998, the Board of Directors adopted the 1998 Stock Incentive Plan. The Incentive Plan provides for the making of awards to employees, consultants, and advisors of the Company with respect to 800,000 shares of common stock. On March 6, 2001, the Board of Directors adopted an amendment to the 1998 Stock Incentive Plan. The purpose of the amendment was to provide additional shares under the Plan to cover new award grants. The amendment provides for an additional 800,000 shares to be available for awards under the Plan. Since the adoption of the Incentive Plan to December 31, 2001, the Company has granted options to purchase 906,091 shares at a price equal to the fair market value at date of grant, all of which were outstanding at December 31, 2001.

Also, on January 26, 1998, the Board of Directors adopted the Non-Employee Director Stock Incentive Plan. This plan is intended to enable us to attract, retain, and motivate its non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. On March 6, 2001, the Board of Directors adopted an amendment to extend the date through which awards can be granted under the Plan from December 31, 2002 to December 31, 2007, and the date through which shares can be issued from December 31, 2012 to December 31, 2017. Since the adoption of the plan to December 31, 2001, the Company has granted options under the plan to purchase 62,761 shares at a price equal to the fair market value at date of grant.

The amendments to the 1998 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan were approved by stockholders at the Company's Annual Meeting on May 1, 2001.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options granted in 2001: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.34; and a weighted average expected life of the options of five years from the option grant date. During 2001, 2000, and 1999, no compensation expense was recorded related to the granting of stock options.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows for the year ended December 31:

                                              2001         2000
                                           -----------------------
Pro forma net loss                         $(555,000)  $(1,223,000)
Pro forma net loss per share, diluted      $   (0.04)  $     (0.10)

A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                       2001                           2000
                          ----------------------------------------------------------
                                       Weighted-Average             Weighted-Average
                                      Exercise Prices               Exercise Prices
                          Options        Per Share        Options      Per Share
                          ----------------------------------------------------------
Outstanding
  beginning of year         807,078         $20.93         99,390       $20.88
Granted                     405,080          22.22         13,688        22.13

Exercised                   (27,000)         16.00         (6,000)       16.00

Forfeited/Cancelled        (104,996)         21.50              0         0.00
                          ----------------------------------------------------------
Outstanding end of year   1,080,162         $21.48        807,078       $20.93
Options exercisable
  end of year               352,105         $20.17        204,527       $19.14
Weighted-average fair
   value per share of
   options granted                          $ 8.67                      $10.52

Exercise prices for options outstanding as of December 31, 2001 ranged from $15.00 to $26.38. The weighted-average remaining contractual life of those options is approximately six years.

8.   COMMODITY CONTRACTS USED TO MANAGE RISK

The Company uses commodity derivatives to manage risk on its purchased stocker cattle and its cattle feed costs. The objective is to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect us against a significant cattle market decline or feed cost increase. These costs and risks of ownership are now included in discontinued operations, and we expect to complete the sale of livestock operations by the end of April 2002. To help achieve this objective we use both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. We continually monitor any open futures and options contracts on a daily basis in accordance with formal policies to determine the appropriate hedge based on market movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and are structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with this strategy for us is that it limits or caps the potential profits if cattle prices increase, and it adds additional costs for feed if grain prices fall.

Realized gains, losses, and market value adjustments associated with both closed and open contracts are recognized in discontinued operations. During 2001, we recognized $316,000 in net losses from hedging and derivative activity as an increase in cost of sales. In 2000 and 1999, we recognized approximately $966,000 and $256,000, respectively, in losses from hedging and derivative activity as an increase in cost of sales. At December 31, 2001, the Company had no futures or options contracts outstanding.

The following table identifies the futures contract amounts and options contract costs outstanding at December 31, 2000:

                                         Original        Estimated
Commodity Future/Option       No.      Contract/Cost    Fair Value
      Description          Contracts   (Bought) Sold   (Bought) Sold
--------------------------------------------------------------------
Cattle futures sold
40,000 lbs. per contract      230        $6,826,000     $(7,215,000)
Cattle options sold
40,000 lbs. per contract       25        $    4,000     $   (26,000)
Cattle options bought
40,000 lbs. per contract       95        $ (934,000)    $   930,000
Corn options bought
50,000 lbs. per contract       55        $ (613,000)    $   654,000

The above futures contracts and options contracts expired between February 2001 and April 2001. Estimated fair value at settlement is based upon quoted market prices at December 31, 2000.

9.   INTEREST RATE RISK MANAGEMENT

During 2000, the Company entered into interest rate swap agreements with notional amounts totaling $11.6 million to manage interest rate risk by converting floating interest rate debt to fixed rate debt. These swap agreements, which have maturities ranging from 1 to 3 years, are contracts to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements. The interest rate swap fixed rate is 6.91%. Amounts currently due to or from interest swap counterparties recorded in interest expense in the period in which they are incurred.

As of December 31, 2001 and 2000, the cumulative decrease in the fair value of the interest rate swaps was $634,000 and $204,000, respectively. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income, net of applicable income taxes. These amounts are subsequently reclassified into interest expense as yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts were reclassified to interest expense during 2001. Estimated fair value of the swaps was determined by market price quotes as of December 31, 2001 and 2000, received from our bank.

10.  INCOME TAXES

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

                                               2001           2000          1999
                                          ---------      ---------      --------
Total provision (benefit):
        Continuing operations             $  33,000      $(601,000)     $638,000
        Discontinued operations             150,000        260,000        86,000
                                          ---------      ---------      --------
                                            183,000       (341,000)      724,000
                                          =========      =========      ========

Federal:
        Current                             455,000        (31,000)           --
        Deferred                           (293,000)      (204,000)      556,000
                                          ---------      ---------      --------
                                            162,000       (235,000)      556,000

State:
        Current                              67,000        (38,000)           --
        Deferred                            (46,000)       (68,000)      168,000
                                          ---------      ---------      --------
                                             21,000       (106,000)      168,000
                                          ---------      ---------      --------
                                          $ 183,000      $(341,000)     $724,000
                                          =========      =========      ========

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:

                                                 2001         2000        1999
                                             --------    ---------    --------
Income tax (benefit) at the statutory rate   $162,000    $(301,000)   $648,000
State income taxes, net of Federal benefit     14,000      (52,000)    109,000
Other, net                                      7,000       12,000     (33,000)
                                             --------    ---------    --------
                                             $183,000    $(341,000)   $724,000
                                             ========    =========    ========

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. The total current deferred tax asset is included with prepaid expenses and other current assets on the consolidated balance sheets. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                              2001          2000
                                                        ----------    ----------
Deferred income tax assets:
       Accrued expenses                                 $  155,000    $  147,000
       Prepaid revenues                                    139,000       102,000
       Other                                                30,000        45,000
                                                        ----------    ----------
Total deferred income tax assets                        $  324,000    $  294,000

Deferred income tax liabilities:
       Depreciation and amortization                       400,000       305,000
       Involuntary conversion, tax exchange-land         2,367,000     3,115,000
       Other                                               852,000       867,000
                                                        ----------    ----------
Total deferred income tax liabilities                   $3,619,000    $4,287,000
                                                        ----------    ----------
Net deferred income tax liabilities                     $3,295,000    $3,993,000
                                                        ==========    ==========

The Company made net payments of income taxes of $0, $166,000, and $123,000 during 2001, 2000 and 1999, respectively.

11.  OPERATING LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 65 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $14,174,000 and $2,586,000, respectively, at December 31, 2001. Income from commercial rents, excluding percentage rents based on sales revenues, included in real estate revenue was $2,035,000 in 2001, $1,857,000 in 2000, and
$1,609,000 in 1999. Future minimum rental income on noncancelable operating leases as of December 31, 2001 is: $2,113,000 in 2002, $2,079,000 in 2003,
$2,075,000 in 2004, $1,769,000 in 2005, and $1,728,000 in 2006, and $10,430,000
for years thereafter.

12.  COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of our land is subject to water contracts requiring minimum future annual payments for as long as we own such land. The estimated minimum payments for 2002 are $1,084,000, whether or not water is available or is used. Minimum payments made under these contracts were approximately $1,183,000 in 2001, $793,000 in 2000, and $1,300,000 in 1999. Approximately
4,600 acres of this land are subject to contingent assessments of approximately $776,000 to service water district bonded indebtedness, if water district revenues are insufficient to cover bond interest and redemptions when due.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District ("CFD"), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company's land. These liens are to secure payment of special taxes related to $17.0 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial

Complex development. The amount reimbursed in 2000 was $8,065,000. In 2001, the Company paid approximately $300,000 in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this happens, the Company's obligation is reduced. It is expected that the Company will have no additional special tax payments due in 2002, but this could change in the future based on the amount of bonds outstanding within the CFD. As development and values increase around the Tejon Industrial Complex, the Company may be able to remove approximately 1,400 acres from the CFD.

At December 31, 2001, the Company was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt outstanding at December 31, 2001 for Petro Travel Plaza LLC is $12.5 million and is related to the construction of the travel plaza. This loan has a maturity date of July 2003. The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is approximately $10.5 million. The maturity date of this loan is July 2003. The Company does not expect either of these guarantees to ever be enforced due to the positive cash flow provided by the operations of the Petro Travel Plaza, and to cash flows from a lease on the Tejon/Dermody building.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to clean up and abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills. Lafarge has also completed a substantial amount of the site investigation and has performed preliminary remediation work with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be leaking into a local creek. Lafarge undertook additional investigation work as directed by the Regional Water Board and developed a feasibility study evaluating different long-term remediation options. Lafarge has also removed high concentrations PCE from the drum storage site. The order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. Under the orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, each of the companies is required to indemnify the Company for its designated portion of any costs and liabilities incurred in connection with the cleanup orders. Due to the financial strength of National and Lafarge, the Company believes that a material effect on the Company is remote at this time.

13.  RETIREMENT PLAN

The Company has a retirement plan which covers substantially all employees. The benefits are based on years of service and the employee's five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA).

The following accumulated benefit information is as of December 31:

                                                           2001           2000
                                                        -----------    ----------
Change in benefit obligation
       Benefit obligation at beginning of year          $ 3,233,000    $2,840,000
       Service cost                                         192,000       184,000
       Interest cost                                        194,000       182,000
       Actuarial gain (loss)                              1,148,000       148,000
       Benefits/expenses paid                              (489,000)     (121,000)
                                                        -----------    ----------
       Benefit obligation at end of year                $ 4,278,000    $3,233,000
                                                        ===========    ==========

Change in Plan Assets
       Fair value of plan assets at beginning of year   $ 3,119,000    $3,126,000
       Actual return on plan assets                        (186,000)      (63,000)
       Employer contribution                                228,000       177,000
       Benefits/expenses paid                              (489,000)     (121,000)
                                                        -----------    ----------
       Fair value of plan assets at end of year         $ 2,672,000    $3,119,000
                                                        ===========    ==========

Funded status                                           $(1,606,000)   $ (114,000)
Unrecognized net actuarial gain                           2,075,000       529,000
Unrecognized net transition asset                           (38,000)      (58,000)
Adjustments related to minimum liability                 (2,037,000)     (471,000)
                                                        -----------    ----------
Minimum penion liability                                $(1,606,000)   $ (114,000)
                                                        ===========    ==========

In accordance with the provisions of SFAS No. 87, the Company recorded a minimum pension liability in 2001 representing the excess of the benefit obligation, $4,278,000, over the fair value of plan assets, $2,672,000. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 2001 is reported in accumulated other comprehensive income (loss), net of applicable deferred income taxes. The Company also had a minimum pension liability at the end of 2000.

Plan assets consist of equity, debt and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6.5% in 2001 and 2000. The expected long-term rate of return on plan assets was 7.5% in 2001 and 2000.

Total pension and retirement expense was as follows for each of the years ended December 31:

                                                         2001        2000        1999
                                                    ---------   ---------   ---------
Cost components:
   Service cost-benefits earned during the period   $(192,000)  $(184,000)  $(190,000)
   Interest cost on projected benefit obligation     (194,000)   (182,000)   (223,000)
   Expected return on plan assets                     212,000     257,000     207,000
    Net amortization and deferral                      20,000      20,000     (42,000)
                                                    ---------   ---------   ---------
Total net periodic pension cost                     $(154,000)  $ (89,000)  $(248,000)
                                                    =========   =========   =========

The Company has a Supplemental Executive Retirement Plan (the "SERP") to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan which would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded, but an associated accrued liability of $390,000 is reflected in the Company's financial statements.

14.  BUSINESS SEGMENTS

The Company operates principally in the farming and real estate industries. The farming segment involves those operations related to permanent crops, leasing farmland, and the supervision of farming activities. The real estate segment involves rents and royalties from lessees of Company-owned properties, and real estate development activities.

Information pertaining to the Company's business segments follows for each of the years ended December 31:

                                                      2001          2000          1999
                                                  ---------------------------------------
Segment profits from continuing operations:
  Real Estate                                     $ 3,762,000   $ 2,366,000   $ 3,304,000
  Farming                                          (1,343,000)       71,000     1,148,000
                                                  ---------------------------------------
Segment profits from continuing operations          2,419,000     2,437,000     4,452,000
Interest income                                     1,897,000       632,000       639,000
Corporate expenses                                 (3,347,000)   (3,029,000)   (3,198,000)
Interest expense                                     (695,000)   (1,426,000)     (214,000)
                                                  ---------------------------------------
Income (loss) from continuing operations before
minority interest                                     274,000    (1,386,000)    1,679,000
Minority Interest                                    (189,000)     (185,000)           --
                                                  ---------------------------------------
Income (loss) from continuing operations before
income tax provision                              $    85,000   $(1,571,000)  $ 1,679,000
                                                  =======================================

                                                     Depreciation
                                      Identifiable       and           Capital
                                         Assets      Amortization   Expenditures
                                      ------------------------------------------
2001
  Farming                              18,912,000      1,168,000         884,000
  Real Estate                          44,523,000      1,148,000      16,413,000
  Corporate                            35,713,000        530,000         144,000
                                      ------------------------------------------
Total                                 $99,148,000     $2,846,000     $17,441,000
                                      ==========================================

2000
  Farming                              17,698,000        981,000       4,046,000
  Real Estate                          31,197,000      1,072,000       7,224,000
  Corporate                            49,392,000        971,000       1,093,000
                                      ------------------------------------------
Total                                 $98,287,000     $3,024,000     $12,363,000
                                      ==========================================

1999
  Farming                              13,574,000        811,000       2,086,000
  Real Estate                          31,975,000        906,000      22,722,000
  Corporate                            45,970,000        777,000         603,000
                                      ------------------------------------------
Total                                 $91,519,000     $2,494,000     $25,678,000
                                      ==========================================

Segment profits are total revenues less operating expenses, excluding interest and corporate expenses. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis (presumed to be at cost) carried by our predecessor.

The financial statements for prior periods have been reclassified to reflect the segregation of continuing and discontinued operations. The information presented above for 2001, 2000 and 1999 reflects the removal of the livestock segment of the business. The identifiable assets of that segment which were not discontinued have been included in the real estate segment of continuing operations. The net assets of discontinued operations are included in the Corporate Identifiable Assets for each year presented.

15.  UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):

                      ------------------------------------------------------------------
                         Total          Segment           Income       Net Income (Loss)
                       Revenue(1)     Profit (Loss)       (Loss)          Per Share(2)
                      ------------------------------------------------------------------
2001
  First quarter       $ 2,021,000      $ (832,000)      $(798,000)          $(0.06)
  Second quarter        3,663,000         711,000         916,000             0.06
  Third quarter         5,863,000       1,517,000         290,000             0.02
  Fourth quarter        7,765,000       1,023,000        (114,000)           (0.00)
                      ------------------------------------------------------------------
                      $19,312,000      $2,419,000       $ 294,000           $ 0.02
                      ==================================================================

2000
  First quarter       $ 1,640,000      $ (492,000)      $(571,000)          $(0.04)
  Second quarter        2,387,000         192,000        (215,000)           (0.02)
  Third quarter         7,617,000       2,083,000          29,000             0.00
  Fourth quarter        7,160,000         654,000         212,000             0.02
                      ------------------------------------------------------------------
                      $18,804,000      $2,437,000       $(545,000)          $(0.04)
                      ==================================================================

(1)  Includes interest income.
(2)  Earnings per share on a diluted basis.

16.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for these investments in these unconsolidated joint ventures using the equity method of accounting. The Company's investment deficit in its unconsolidated joint ventures at December 31, 2001 is $163,000. The equity in the net income of the unconsolidated joint ventures is $191,000 for the twelve months ended December 31, 2001, which is included in Real Estate operations in the accompanying consolidated financial statements. The Company's current unconsolidated joint ventures are as follows:

..    Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P.
     for the development and management of the Petro Travel Plaza. This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations.

..    RM Development Associates LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three home builders and community developers (Pardee Construction Company, Lewis Investment Company, and Standard Pacific Corp.), which is pursuing the entitlement and development of land that the Company owns in Los Angeles County.

..    Tejon Dermody Industrial LLC is a joint venture between the Company and DP
     Partners for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture.

Condensed financial information of the Company's unconsolidated joint ventures as of and for the year ended December 31 is as follows:

             Condensed Combined Statement of Operations Information

                                                          2001          2000
                                                      -----------   -----------
Net sales                                             $36,489,000   $44,918,000
                                                      ===========   ===========
Net income (loss)                                         321,000    (1,049,000)
Partner's share of net income (loss)                      130,000      (407,000)
                                                      -----------   -----------
Equity in net income (loss) of unconsolidated
joint ventures                                        $   191,000   $  (642,000)
                                                      ===========   ===========

                  Condensed Combined Balance Sheet Information

                                                2001          2000
                                            -----------   -----------
     Current assets                         $ 2,507,000   $ 2,589,000
     Property and equipment, net             33,938,000    20,406,000
     Long-term debt                         (12,513,000)  (13,039,000)
     Other liabilities                      (11,062,000)   (1,628,000)
                                            -----------   -----------
     Net assets                             $12,870,000   $ 8,328,000
                                            ===========   ===========

The Company's investment deficit balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

17.  RELATED PARTY TRANSACTIONS

During December 2000, the Company sold certain cows, bulls, stocker cattle, and equipment, with a carrying value of $302,000, to a limited liability company owned by an officer of the Company for $1,328,000. The Company recognized a gain on sale of these assets of $1,026,000, which is included in discontinued operations the accompanying consolidated statement of operations for the year ended December 31, 2000. In addition, the Company entered into an agreement to lease certain land to the purchaser for livestock grazing purposes.

In December 2000 the Company offered to its stockholders the right to purchase 1,578,947 additional shares of its Common Stock for a purchase price of $19 per share or an aggregate of $30 million. In connection with that offering the Company entered into an agreement with Third Avenue Trust (acting on behalf of Third Avenue Value Fund, Third Avenue Small-Cap Value Fund and Third Avenue Real Estate Value Fund) and a private investment fund managed by Carl Marks Management Company, L.P. to purchase any of the shares offered to the extent that the gross proceeds to the Company from the offering to its stockholders were less than $30 million. The price payable per share under the agreement was the same as the price in the offering to the stockholders, $19 per share. In addition, the purchasers committed to exercise their own pro rata rights to purchase shares in the offering as stockholders but not to exercise their rights to purchase additional shares in the offering which other stockholders declined to purchase. Because the offering to the stockholders was oversubscribed, none of the purchasers purchased any shares pursuant to this agreement, but the company reimbursed the Carl Marks Management Company, L.P. investment fund $45,000 for its Hart-Scott-Rodino filing fees incurred in connection with the offering.

18.  SUBSCRIPTION RIGHTS OFFERING

On January 16, 2001, the Company consummated a Subscription Rights Offering (the "Offering") whereby it distributed to stockholders of record at the close of business on December 11, 2000 transferable subscription rights to purchase additional shares of its common stock at a price of $19 per share. The Company used the net proceeds from the Offering, $29.6 million, to pay down debt and to provide additional working capital to enable it to pursue opportunities to develop its real estate holdings, including Tejon Industrial Complex and Tejon Mountain Village.