Form 10-Q
period 2002-03-31
TEJON RANCH CO
filed 2002-05-15
CIK 96869

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 2002
                                              -------------------

                                       OR

               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               for the transition period from ________ to ________


               For Quarter Ended                         Commission File Number

                 March 31, 2002                                   1-718
               ------------------                        -----------------------

                                 TEJON RANCH CO.
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                         77-0196136
-----------------------------------            ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 1000, Lebec, California                                     93243
----------------------------------------                      ------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (661) 248-3000
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

Yes  X   No _____
   -----

Total Shares of Common Stock issued and outstanding on March 31, 2002, were 14,366,233.

                                 TEJON RANCH CO.

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Condensed Statements of                   1
          Operations for the Three Months
          Ended March 31, 2002 and March 31, 2001

          Unaudited Consolidated Condensed Balance Sheets                  2
          as of March 31, 2002 and December 31, 2001

          Unaudited Consolidated Condensed Statements of                   3
          Cash Flows for the Three Months Ended
          March 31, 2002 and 2001

          Consolidated Condensed Statements of Stockholders'               4
          Equity

          Notes to Unaudited Consolidated Financial                        5
          Statements

Item 2.   Management's Discussion and Analysis of                         11
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                19

SIGNATURES

                         PART I - FINANCIAL INFORMATION

                        TEJON RANCH CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31
                                                           ---------------------------
Revenues:                                                      2002            2001
                                                           -----------     -----------
       Farming                                             $        21     $        57
       Real Estate                                               2,119           1,491
       Interest Income                                             277             473
                                                           -----------     -----------
                                                                 2,417           2,021
Cost and Expenses:
       Farming                                                     733             679
       Real Estate                                               2,052           1,701
       Corporate Expense                                           929             948
       Interest Expense                                             62             109
                                                           -----------     -----------
                                                                 3,776           3,437
                                                           -----------     -----------

Operating loss before minority interest                         (1,359)         (1,416)
Minority interest                                                  (97)           (103)
                                                           -----------     -----------

Operating loss before income tax benefit                        (1,262)         (1,313)
Income tax benefit                                                (480)           (499)
                                                           -----------     -----------
Loss from operations                                              (782)           (814)

Income (loss) from discontinued operations,
       Net of taxes of $110 and $10, respectively                 (180)             16
                                                           -----------     -----------
Net loss                                                   $      (962)    $      (798)
                                                           ===========     ===========

Loss from operations per share, basic                      $     (0.06)    $     (0.06)
Loss from discontinuted operations per share, basic        $     (0.01)    $         -
Loss per share, basic                                      $     (0.07)    $     (0.06)

Loss from operations per share, diluted                    $     (0.06)    $     (0.06)
Loss from discontinued operations per share, diluted       $     (0.01)    $         -
Loss per share, diluted                                    $     (0.07)    $     (0.06)

See Notes to Consolidated Condensed Financial Statements.

                        TEJON RANCH CO. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                 (In Thousands)

                                                            March 31, 2002     December 31, 2001*
                                                           ----------------    ------------------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                             $          6,572     $         10,889
     Marketable securities                                           17,115               12,574
     Accounts & notes receivable                                      4,768                5,850
     Inventories:
         Farming                                                      2,281                1,121
         Other                                                          104                  109
     Assets of discontinued operations                                1,516                5,847
     Prepaid expenses and other                                       2,045                1,614
                                                           ----------------     ----------------
     Total current assets                                            34,401               38,004
PROPERTY AND EQUIPMENT - NET                                         61,411               61,016
EQUITY INVESTMENT UNCONSOLIDATED SUBSIDIARIES                         1,355                 (163)
OTHER ASSETS                                                            309                  291
                                                           ----------------     ----------------
TOTAL ASSETS                                               $         97,476     $         99,148
                                                           ================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                                $          1,844     $          3,332
     Other accrued liabilities                                          866                  816
     Short-term borrowings                                            1,807                1,806
     Other current liabilities                                          532                  410
     Borrowings of discontinued operations                                -                   47
     Current liabilities of discontinued operations                      58                  146
                                                           ----------------     ----------------
     Total current liabilities                                        5,107                6,557
LONG TERM DEBT                                                       14,376               14,563
MINIMUM PENSION LIABILITY                                             1,606                1,606
DEFERRED INCOME TAXES                                                 3,919                3,619
                                                           ----------------     ----------------
     Total Liabilities                                               25,008               26,345
MINORITY INTEREST IN EQUITY OF
     CONSOLIDATED JOINT VENTURE                                         576                  674
STOCKHOLDERS' EQUITY
     Common stock                                                     7,178                7,163
     Additional paid-in capital                                      30,794               30,056
     Retained earnings                                               35,488               36,450
     Accumulated other comprehensiveincome                           (1,568)              (1,540)
                                                           ----------------     ----------------
     Total stockholders' equity                                      71,892               72,129
                                                           ----------------     ----------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                  $         97,476     $         99,148
                                                           ================     ================

See Notes to Consolidated Condensed Financial Statements.
* The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date and reclassified for comparison purposes.

                        TEJON RANCH CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                 (In Thousands)
                                   (Unaudited)

                                                                            2002        2001
                                                                          --------    --------
OPERATING ACTIVITIES
     Net loss                                                             $   (962)   $   (798)
     Items not affecting cash:
          Depreciation and amortization                                        648         842
          Deferredincome taxes                                                 315        (217)
          Minority interest in loss of consolidated joint venture              (97)       (103)
          Equity in net loss from unconsolidated joint venture                   2         195
     Changes in operating assets and liabilities:
          Receivables, inventories and other assets, net                      (504)        (59)
          Current liabilities, net                                          (1,316)     (1,560)
                                                                          --------    --------
NET CASH USED IN OPERATING ACTIVITIES                                       (3,435)     (1,700)
INVESTING ACTIVITIES
     Maturities and sales of marketable securities                             440         862
     Funds invested in marketable securities                                (5,024)    (31,333)
     Property and equipment expenditures                                    (1,043)     (2,676)
     Investment in unconsolidated ventures                                  (1,521)          -
     Change in breeding herds                                                   33           4
     Other                                                                     (50)        410
                                                                          --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                     $ (7,165)    (32,733)
                                                                          --------    --------
FINANCING ACTIVITIES
     Proceeds from revolving line of credit                                      -       8,254
     Payments of revolving line of credit                                        -      (7,124)
     Proceeds from long-term debt                                                -          37
     Payments of long-term debt                                               (187)        (12)
     Proceeds from issuance of common stock                                      -      29,899
     Proceeds from exercise of stock options                                   753           -
                                                                          --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      566      31,054
                                                                          --------    --------
NET CHANGE IN DISCONTINUED OPERATIONS                                        4,196       1,209
DECREASE IN CASH AND CASH EQUIVALENTS                                       (4,317)     (2,170)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            10,889       2,286
                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   6,572    $    116
                                                                          ========    ========

See Notes to Consolidated Condensed Financial Statements.

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
            ---------------------------------------------------------
                  ($'s in thousands except shares outstanding)

                                      Common Stock            Additional                 Accumulated Other
                                        Shares      Common     Paid-In      Deferred       Comprehensive    Retained
                                      Outstanding   Stock      Capital    Compensation     Income (Loss)    Earnings      Total
                                     -----------------------------------------------------------------------------------------------
Balance at January 1, 2001             12,712,236  $   6,356  $      683  $        (43)   $         (663)   $   36,156  $    42,489

Net Income                                                                                                         294          294
Changes in unrealized gains on
     available-for-sale securities,
     net of taxes of $142                       -          -           -             -               213             -          213
Defined benefit plan funding
     adjustments, net of taxes of
     $599                                       -          -           -                            (893)            -         (893)
Interest rate swap adjustment,
     net of taxes of $233                       -          -           -             -              (197)            -         (197)
                                                                                                                        ------------
Comprehensive loss                                                                                                           (583)
Restricted stock issuance                   5,363          3          73           (76)                -             -            -
Net proceeds from rights offering       1,578,947        790      28,776                                                     29,566
Exercise of stock options                  27,000         14         524             -                 -             -          538
Amortization of deferred
     compensation                               -          -           -           119                               -          119
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 2001           14,323,546      7,163      30,056             -            (1,540)       36,450       72,129

Net loss                                        -          -           -             -                 -          (962)        (962)
Changes in unrealized gains on
     available-for-sale securities,
     net of taxes of $15                        -          -           -             -               (28)            -          (28)
                                                                                                                        ------------
Comprehensive loss                              -          -           -             -                 -             -         (990)
Exercise of stock options                  42,687         15         738             -                 -             -          753
                                     -----------------------------------------------------------------------------------------------
Balance at March 31, 2002              14,366,233  $   7,178  $   30,794   $         -     $      (1,568)   $   35,488  $    71,892
                                     ===============================================================================================

See Notes to Consolidated Condensed Financial Statements.

                        TEJON RANCH CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

March 31, 2002

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

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B - NET INCOME (LOSS) PER SHARE
------------------------------------

Basic net loss per share is based upon the weighted average number of shares of common stock outstanding during the year, which at March 31, 2002 was 14,340,325 and at March 31, 2001 was 14,010,481. Diluted net loss per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock for stock options using the treasury stock method. For the first quarter of 2002 and 2001, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options is antidilutive.

NOTE C - MARKETABLE SECURITIES
------------------------------

Statement on Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at March 31, 2002 and December 31, 2001:

                                                                     March 31, 2002               December 31, 2001
                                                          -----------------------------------------------------------------
                                                                               Estimated                     Estimated
                                                                Cost          Fair Value         Cost       Fair Value
                                                          -----------------------------------------------------------------
Marketable Securities:
(in thousands)
      U.S. Treasury and agency notes                           $10,657        $10,703          $ 5,681      $ 5,698
      Corporate notes and Commercial paper                       6,330          6,412            6,722        6,876
                                                          -----------------------------------------------------------------
                                                               $16,987        $17,115          $12,403      $12,574
                                                          =================================================================

As of March 31, 2002, the adjustment to accumulated other comprehensive income in consolidated stockholders' equity reflects the fact that an unrealized gain on marketable securities available for sale at March 31, 2002 was less than the unrealized gain at December 31, 2001, which results in a reduction in the amount of the cumulative adjustment to stockholders' equity. The amount of the reduction to stockholder's equity is $28,000, which is net of a tax benefit of $15,000. As of March 31, 2002, the Company's gross unrealized holding gains equal $256,000 and gross unrealized holding losses equal $128,000. On March 31, 2002, the weighted average maturity of U.S. Treasury and agency securities was
2.5 years and corporate notes was 2.23 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company's investments in corporate notes are with companies with a credit rating of A or better.

NOTE D - COMMODITY PRICE EXPOSURE
---------------------------------

In the past, the Company used commodity derivatives to manage risk on its purchased stocker cattle and its cattle feed costs. The objective was to protect or create a future price for stocker cattle that will protect a profit or minimize a loss once the cattle are sold and all costs are deducted and to protect the Company against a significant cattle market decline or feed cost increase. These costs and risks of ownership are now included in discontinued operations. To help achieve this objective we used both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. We monitored any open futures and options contracts on a daily basis in accordance with formal policies to determine the appropriate hedge based on market price movement of the underlying asset. The options and futures contracts used typically expire on a quarterly or semi-annual basis and were structured to expire close to or during the month the stocker cattle and feed are scheduled to be sold or purchased. The risk associated with this strategy was that it limited or capped the potential profits if cattle prices increased, and it added additional costs for feed if grain prices fell. At March 31, 2002 there were no futures or options contracts outstanding. We completed the sale of the remaining stocker cattle at the end of April 2002.

During the first quarter of 2002, there were no gains or losses from hedging or derivative activities. For the quarter ended March 31, 2001, there were $539,000 of losses associated with futures and options contracts included in cost of sales.

The following table identifies the cattle futures contract amounts outstanding at March 31, 2001 (in thousands, except number of contracts):

                                                                             Original        Estimated
                                                                No.     Contract/Cost       Fair Value
Cattle Future / Option Description                        Contracts     (Bought) Sold    (Bought) Sold
-------------------------------------------------------------------------------------------------------
Corn futures bought, 50,000 lbs. per contract                   45       $     (506)      $      477

Corn options bought, 40,000 lbs. per contract                   25       $      (52)      $       11

Cattle futures sold, 40,000 lbs. per contract                   18       $      555       $     (564)

Cattle options bought, 40,000 lbs. per contract                 40       $      (18)      $        1

The March 31, 2001 futures contracts and options expired between April 2001 and September 2001. Estimated fair value at settlement is based upon quoted market prices at March 31, 2001.

NOTE E - CONTINGENCIES
----------------------

At March 31, 2002, the Company was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt outstanding at March 31, 2002 for Petro Travel Plaza LLC is $12.5 million and is related to the construction of the travel plaza. This loan has a maturity date of July 2003. The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is approximately $11.0 million. The maturity date of this loan is July 2003. The Company does not expect either of these guarantees to ever be enforced due to the positive cash flow provided by the operations of the Petro Travel Plaza, and to cash flows from a lease on the Tejon/Dermody building. The Company expects to replace the existing debt on these two projects with permanent financing that will not be subject to any guarantee, although the Company cannot assure that such financing will be available.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District ("CFD"), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company's land. These liens are to secure payment of special taxes related to $17.0 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. The amount reimbursed in 2000 was $8,065,000. In the quarter ended March 31, 2002, the Company did not pay any special taxes related to the CFD. In 2001, the Company paid approximately $300,000 in special taxes. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this happens, the Company's obligation will be reduced. It is expected that the Company will have no additional special tax payments due in 2002, but this could change in the future based on the amount of bonds outstanding within the CFD. As development and values increase around the Tejon Industrial Complex, the Company may be able to remove approximately 1,400 acres from the CFD lien.

The Company is also subject to water contracts requiring minimum payments as long as the Company owns certain land. The minimum payments made in the quarter ended March 31, 2002 and March 31, 2001 were $797,000 and $748,000, respectively. These payments are required whether or not the water is available or used.

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

For further discussion refer to the Company's 2001 Form 10-K, Part I, Item 3, - "Legal Proceedings". There have been no significant changes since the filing of the 2001 Form 10-K.

NOTE F - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
----------------------------------------------------

The Company maintains investments in unconsolidated joint ventures. The Company accounts for these investments in these unconsolidated joint ventures using the equity method of accounting. The Company's investment in its unconsolidated joint ventures at March 31, 2002 is $1,355,000. The equity in the net loss of the unconsolidated joint ventures is $2,000 for the quarter ended March 31, 2002, which is included in Real Estate operations in the accompanying consolidated statements of operations. The Company's current unconsolidated joint ventures are as follows:

..    Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P.
     for the development and management of the Petro Travel Plaza. This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. At March 31, 2002 we had a deficit equity balance of $1,197,000.

  . RM Development Associates, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Construction Company, Lewis Investment Company, and Standard Pacific Corp.), which is pursuing entitlement and development of land that the Company owns in Los Angeles County. At March 31, 2002 our equity investment balance was $1,066.000.

  . Tejon Dermody Industrial LLC is a joint venture between the Company and DP Partners for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At March 31, 2002 our equity investment balance was $1,486.000.

Condensed financial information of the Company's unconsolidated joint ventures as of and for the quarter ended March 31 is as follows (in thousands):

             Condensed Combined Statement of Operations Information

                                                                 2002        2001
                                                               --------    --------
     Net sales                                                 $  8,006    $  8,469
                                                               ========    ========

     Net Income (loss)                                         $    (17)   $   (316)

     Partner's share of net income (loss)                           (15)       (121)
                                                               --------    --------

     Equity in net income (loss) of unconsolidated joint
     ventures                                                  $     (2)   $   (195)
                                                               ========    ========


                  Condensed Combined Balance Sheet Information

                                                                 2002        2001
                                                               --------    --------
     Current assets                                            $  2,965    $  2,507

     Property and equipment, net                                 36,113      33,938

     Long-term debt                                             (12,350)    (12,513)

     Other liabilities                                          (12,376)    (11,062)
                                                               --------    --------

     Net assets                                                $ 14,352    $ 12,870
                                                               ========    ========

The Company's investment balance in its unconsolidated joint ventures differs from its equity in unconsolidated income/losses shown above and its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

NOTE G - DISCONTINUED OPERATIONS
--------------------------------

During April 2001 the Company finalized its plan for the sale of its cattle and feedlot division. The Company has been disposing of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company. The process of selling the Company's breeding herd, stocker cattle herd, and feedlot was completed at the end of April 2002. At March 31, 2002, the assets of the division consisted of accounts receivable and inventories amounting to approximately $1.5 million. Liabilities of the division consisted of accounts payable totaling $58,000. Revenues from discontinued operations consist of sales of cattle. Expenses consist of cost of sales related to the sale of cattle.

Condensed statement of operations information related to the discontinued operations for the quarter ended March 31 is as follows:

                                                                2002       2001
                                                              -------    -------

Revenues                                                      $ 3,244    $13,019

Expenses                                                        3,534     12,993
                                                              -------    -------

Income (loss) from discontinued operations, before
    income taxes                                                 (290)        26

Income tax provision (benefit)                                   (110)        10
                                                              -------    -------

Income (loss) from discontinued operations, net
    of income taxes                                           $  (180)   $    16
                                                              =======    =======

NOTE H - INTEREST RATE RISK MANAGEMENT
--------------------------------------

During 2000, the Company entered into interest rate swap agreements with notional amounts totaling $11.4 million to manage interest rate risk by converting floating interest rate debt to fixed rate debt. Notional amounts correspond to the amount of our indebtedness affected by the interest rate swaps. These swap agreements, which have a remaining maturity of one year, are contracts to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they are incurred.

As of March 31, 2002, the cumulative decrease in the fair value of the interest rate swaps was $634,000. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts were reclassified to interest expense during the first quarter of 2002.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and "Notes to Consolidated Financial Statements" on the preceding pages of this report, management has made forward-looking statements regarding future developments in the disposition of the cattle and feedlot division, future revenue and income of our crops, jointly-owned travel plaza and jointly-owned industrial building, future special taxes associated with our industrial complex, our ability to refinance construction debt due in July 2003, potential losses to the Company as a result of pending environmental proceedings, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of the Company (such as weather, market and economic forces) and, with respect to the Company's future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Critical Accounting Policies
----------------------------

The preparation of our consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, and the operations of joint ventures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition - The Company's revenue is primarily derived from rental revenue from our rental portfolio, royalty revenue from mineral leases, sales of farm crops, and land sales.

Rental and royalty revenue is recognized when due from tenants. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease. The financial terms of leases are contractually defined. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy.

At the time farm crops are harvested and delivered to buyers and revenues are estimatable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known.

In recognizing revenue from land sales, the Company follows the provisions in Statement of Accounting Standards No. 66, Accounting for Sales of Real Estate ("SFAS 66"), to record these sales. SFAS 66 provides specific sales recognition criteria to determine when land sales revenues can be recorded. For example, SFAS 66 requires a sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold.

Percentage of Completion - When the Company has an obligation to complete development on sold property it utilizes the percentage of completion method of accounting to record revenues and income. Under percentage of completion accounting, the Company recognizes revenues and income based upon the ratio of development cost completed to the estimated total cost of the property sold.

Capitalization of Costs - The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and indirect project costs, including a portion of our general and administrative costs that are associated with the acquisition, development, or construction of a project. Costs currently capitalized that in the future would be related to any abandoned development opportunities will be written off, if we determine such costs do not provide any future benefits. Should development activity decrease, a portion of interest, property taxes, insurance and certain general and administrative costs would no longer be eligible for capitalization, and would be expenses as incurred.

Investment in Joint Ventures - Investments in unconsolidated joint ventures are accounted for under the equity method. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize our share of earnings or losses. Investments are evaluated as to the future recoverability of value. Any permanent loss in value of an investment will be recognized in the period the impairment was identified.

New Accounting Procedures
-------------------------

Financial Accounting Standards Board Statement ("FASB") No. 142, Goodwill and Other Intangible Assets, was approved and issued in June 2001 and addresses amortization on Intangible Assets. Statement 142 supercedes APB Opinion No. 17, which required amortization of goodwill and tangible assets. The presumption that goodwill and intangible assets were wasting assets and should be amortized over a period of not more than 40 years has been altered, and now such assets are deemed to have an indefinite life and are no longer amortized. The value of the intangible assets must be assessed annually for impairment. This statement will have a minimal impact on our financial position or results of operations as the amount of goodwill and other intangible assets are insignificant. The Statement was adopted for the 2002 financial year.

In June 2001 FASB Statement No. 143 was issued addressing Accounting for Asset Retirement Obligations (ARO's). This statement covers obligations that a company incurs for the retirement of tangible long-lived assets such as drilling rigs or manufacturing plants. We do not anticipate this pronouncement having a significant impact on our financial position or results of operations when it becomes effective for the 2003 financial year.

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

FASB Statement No. 141, Business Combinations, eliminates the pooling-of-interests method of accounting for business combinations. This Statement is not anticipated to have an effect on our financial position of results of operations.

Results of Operations
---------------------

Total revenues, including interest income for the first quarter of 2002, was $2,417,000 compared to $2,021,000 for the first quarter of 2001. The improvement in revenues during the first quarter of 2002 is due to improved real estate revenues. Real estate revenues increased $628,000 due to higher oil and mineral revenues, improved leasing revenues, and increased profits from Petro Travel Plaza. Leasing revenues increased due to grazing leases the Company entered into during 2001 in connection with the sale of cattle. Oil and mineral revenues increased due to improved cement and rock aggregate royalties. Profits improved at Petro Travel Plaza due primarily to an increase in diesel and gasoline sales and to lower interest costs. These improvements were partially offset by a decrease of $36,000 in farming revenues and to decreased interest income as proceeds from the 2001 rights offering were utilized to fund real estate activities, and reduce outstanding debt throughout 2001 and the first quarter of 2002.

The net loss for the first quarter of 2002 including both continuing operations and discontinued operations was $962,000 or $0.07 per share, diluted, compared to a net loss of $798,000 or $0.06 per share, diluted, for the same period of 2001. Operating activities from continuing operations during the first quarter of 2002 resulted in a net loss of $782,000, or $0.06 per share, diluted, compared to a net loss of $814,000, or $0.06 per share, diluted, for the same period of 2001. The loss from continuing operations during the first quarter of 2002 declined when compared to the same period of 2001 due to the increase in revenues described above. The improvement in revenues was partially offset by an increase in real estate expenses of $351,000. The increase in real estate expenses is primarily related to staffing costs, insurance costs, and maintenance costs. Staffing costs increased during the first quarter of 2002 when compared to the same period of 2001 due to the timing of hiring additional management staff and property management staff during 2001. Due to the timing of the increase in staff, the first quarter of 2002 had a full quarter of the additional staffing expense and the same period of 2001 had minimal cost related to the new staffing additions.

In future periods, as in the year 2001, our real estate division will continue to see an increase in costs primarily related to professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities. These types of real estate development activities and costs could continue over several years as we develop our land holdings. Our current industrial development, Tejon Industrial Complex, is continuing forward with infrastructure development to support future industrial and commercial retail development. The actual timing and completion of entitlement and development related activities is difficult to predict due to the uncertainties of the approval process and market factors.
We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

All of our crops are particularly sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices. Although it is early in the year to accurately predict production estimates for our crops, we continue to believe that, on a statewide basis, production will continue to increase for the nut crops we grow and for wine grapes. This increase in production could lead to a continuing decline in the prices we receive for our crops. We believe that there is an imbalance between the supply of wine grapes and the demand as a result of many new plantings coming into production. For 2002 we have contracted our French Colombard grape production for a two-year period beginning with the 2002 crop and signed a multi-year contract beginning in 2002 for our ruby cabernet grape production. If we have no grape contracts in 2002 for our remaining grape varieties, we will market our grapes to various wineries and the prices received will be driven by the wineries' expectations regarding demand for their products and grape production.

Prices received by the Company for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, we are unable to accurately predict revenue, just as we cannot pass on any cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. The operations of the Company are seasonal and results of operations cannot be predicted based on quarterly results. As mentioned above, we continue to expect pricing pressure on our almonds over the next few years due to new statewide plantings beginning to produce higher volumes of almonds. This increase in production may be somewhat negated by old almond orchards being removed due to the current low prices for almonds. This potential increase in overall almond production will positively impact our almond processing operation because of more almonds being available to process.

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company's 2001 Form 10-K, Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note E - Contingencies.

Results of Discontinued Operations
----------------------------------

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. The purpose has been to provide capital for real estate development activities and to reduce outstanding debt of the Company. While the on going sale of livestock assets has provided significant working capital, it also resulted in a loss of significant revenues, even after taking into account the revenue stream from grazing leases that we have entered into in connection with the sales of the breeding herd. During April 2002, we completed the process of liquidating the remaining stocker cattle herd.

Total revenues from discontinued operations for the first quarter of 2002 were $3,244,000 compared to $13,019,000 for the first quarter of 2001. This decline in revenues is due to fewer cattle sales in 2002 and no revenues in 2002 from the feedlot that was sold in July 2001. The Company began the year with 4,300 head of cattle remaining to be liquidated. During the quarter approximately 3,500 head were sold. The remaining cattle were sold during April 2002.

Discontinued operations for the first quarter of 2002 generated a loss from $180,000 or $0.01 per share diluted, compared to income from discontinued operations of $16,000, or $0.00 per share diluted, for the same period in 2001. The decrease is due to losses on much of the cattle being sold during the first quarter of 2002 because of lower feeder cattle prices and the inclusion of profits from the feedlot the Company owned at that time in 2001.

Financial Condition
-------------------

Our cash, cash equivalents and short-term investments totaled approximately $23,687,000 at March 31, 2002, compared to $23,463,000 at December 31, 2001.
Working capital as of March 31, 2002 was $29,294,000 compared to $31,447,000 at December 31, 2001. The decrease in working capital during the first quarter of 2002 is due primarily to the continuing use of funds in real estate development activities.

We have a revolving line of credit of $15,000,000 that, as of March 31, 2002, had no outstanding balance. This line of credit bears an interest rate that floats with changes in the lending bank's prime interest rate. At the Company's option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .50% less than the bank's prime lending rate. Our outstanding long-term debt, less current portion of $1,726,000, declined by $187,000 to $14,376,000 at March 31, 2002 when compared to December 31, 2001.
Long-term debt is being used to fund real estate development infrastructure and farming assets on our land, commercial buildings in Phoenix, Arizona that were purchased in 1999, and the almond processing plant purchased in January 2000. Long-term debt currently consists of three separate debt obligations. One long-term note for real estate and farming purposes provides for loan amounts up to $15,000,000 has a current balance of $10,000,000, and is secured by farmland. This note is due in 2004. The Company can borrow up to the maximum loan amount of this note through 2004. The maximum loan amount on this note will decrease by $1,500,000 in 2002, 2003, and 2004. The second note obligation was used to purchase the buildings in Phoenix, is secured by mortgages on the buildings, has a balance of $4,662,000 and is payable in equal installments through April 2009. The last note is for a loan used to purchase the almond processing plant in 2000 and has a balance of $1,440,000.

The following table shows our contractual long-term obligations and commitments over the next five years:

                                                                         Payments Due by Period
                                                                         ----------------------

                                                             One Year or                                        After 5
                                              Total             Less          Years 2-3       Years 4-5          Years
                                          -------------   ---------------   -------------   -------------   ---------------
CONTRACTUAL OBLIGATIONS:
   Long-Term Debt                         $  16,102,000   $     1,726,000   $   9,000,000   $     482,000   $     4,894,000
                                          -------------   ---------------   -------------   -------------   ---------------
   Total Contractual Obligations          $  16,102,000   $     1,726,000   $   9,000,000   $     482,000   $     4,894,000
                                          =============   ===============   =============   =============   ===============

                                                             Amount of Commitment Expiraton Per Period
                                                             -----------------------------------------

                                                              One Year or                                       After 5
                                              Total              Less         Years 2-3       Years 4-5          Years
                                          -------------   ---------------   -------------   -------------   ---------------
OTHER COMMERCIAL COMMITMENTS:
   Standby Letter of Credit               $   1,250,000   $             -   $   1,250,000   $           -   $             -
   Guarantees                                 9,300,000                 -       9,300,000               -                 -
                                          -------------   ---------------   -------------   -------------   ---------------
   Total Other Commercial Commitments     $  10,550,000   $             -   $  10,550,000   $           -   $             -
                                          =============   ===============   =============   =============   ===============

The standby letter of credit is related to the issuance of Community Facility District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit will terminate in the future as land in the district becomes developed.

The guarantees consist of a $3,800,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P. Total debt in the venture is approximately $12,500,000 and is related to the construction of the facility. During 2003 this note is expected to be refinanced with a permanent mortgage loan, and our guarantee will no longer be needed. The remaining $5,500,000 of guarantee relates to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture to construct and market a 650,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $11,000,000 and was used in the construction of the building. In the joint venture agreement each partner agreed to guarantee one half of the outstanding construction loan debt through the two-year term of the loan. During March 2002, a lease was signed for one half of the building and the lease payments from this lease will cover future debt service requirements under the current loan agreement. We also expect to replace this loan with permanent financing. At this time we believe that neither of the guarantees nor the standby letter of credit will ever be called upon because we will be able to obtain the necessary refinancing, although we have no commitments for the refinancing and there is always a risk that we may not be able to obtain it.

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

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank's prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($4,662,000 at March 31, 2002) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($11,440,000 at March 31, 2002) can either be fixed for periods of time to a LIBOR rate or float with the lending bank's prime rate. The floating rate obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective we entered into an interest rate swap agreement to manage the potential fluctuations in cash flows resulting from interest rate risk. See Note H - Notes to Consolidated Financial Statements.

Credit and market risks related to our inventories and receivables ultimately depends on the value of the almonds, grapes, pistachios, and walnuts at the time of payment or sale. Based on historical experience with current customers and periodic credit evaluations of our customers' financial condition, we believe our credit risk is minimal. Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

                Interest Rate Sensitivity Financial Market Risks
                      Principal Amount by Expected Maturity
                                At March 31, 2002
                             (Dollars in Thousands)

                                                                                                                          Fair Value
                                    2002         2003         2004        2005        2006      Thereafter     Total       03/31/02
                                    ----         ----         ----        ----        ----      ----------     -----       --------
Assets:
    Marketable
       Securities                $     7,835    $   4,742    $  2,119    $  2,017     $    274   $       -   $  16,987    $  17,115
    Weighted
       Average interest
           rate                         5.55%        6.46%       6.27%       5.16%        5.11%       0.00%       5.78%        5.78%
Liabilities:
    Short-term debt              $        81    $       -    $      -    $      -     $      -   $       -   $      81    $      81
    Weighted average
       interest rate                    5.00%        0.00%       0.00%       0.00%        0.00%       0.00%       5.00%        5.00%

    Long-term debt               $     1,726    $   1,770    $  7,230    $    239     $    243   $   4,894   $  16,102    $  16,102
    Weighted average
       interest rate                    8.18%        8.18%       8.18%       7.82%        7.82%       7.82%       8.00%        8.00%
       Swap notional
           amount 3-yr swap      $         -    $  11,440    $      -    $      -     $      -   $       -   $  11,440    $  10,806
    Weighted average
       pay fixed-rate
       contract rate                    0.00%        6.91%       0.00%       0.00%        0.00%       0.00%       6.91%        6.91%
    Weighted average
       receive variable rate,
       current rate, adjusts
       monthly, based on LIBOR          1.95%        0.00%       0.00%       0.00%        0.00%       0.00%       1.95%        0.00%

                Interest Rate Sensitivity Financial Market Risks
                      Principal Amount by Expected Maturity
                              At December 31, 2001
                             (Dollars in Thousands)

                                                                                                                          Fair Value
                                    2002         2003         2004        2005        2006      Thereafter     Total       03/31/01
                                    ----         ----         ----        ----        ----      ----------     -----       --------
Assets:
    Marketable
       Securities                $     2,787   $   3,911   $   2,817   $   2,615    $     273   $       -   $   12,403   $  12,574
    Weighted
       Average interest
           rate                         5.37%       6.43%       6.40%       5.42%        5.11%       0.00%        5.87%       5.87%

Liabilities:
    Short-term debt              $       127   $       -   $       -   $       -    $       -   $       -   $      127   $     127
    Weighted average
       interest rate                    5.00%       0.00%       0.00%       0.00%        0.00%       0.00%        5.00%       5.00%
    Long-term debt               $     1,726   $   1,770   $   7,230   $     239    $     243   $   5,081   $   16,289   $  16,289
    Weighted average
       interest rate                    8.18%       8.18%       8.18%       7.82%        7.82%       7.82%        8.00%       8.00%
       Swap notional
           amount 3-yr swap      $         -   $  11,620   $       -   $       -    $       -   $       -   $   11,620   $  10,986
    Weighted average
       pay fixed-rate
       contract rate                    0.00%       6.91%       0.00%       0.00%        0.00%       0.00%        6.91%       6.91%
    Weighted average
       receive variable rate,
       current rate, adjusts
       monthly, based on LIBOR          1.95%       0.00%       0.00%       0.00%        0.00%       0.00%        1.95%       1.95%

Debt figures above include debt related to discontinued operations.

In comparison to the prior year our risk in regard to fluctuations in interest rates has decreased due to the reduction in the use of both short-term and long-term lines of credit that fluctuate with the bank's prime lending rate.

Commodity Price Exposure
------------------------

At March 31, 2002 we had exposure to adverse price fluctuations associated with certain inventories and accounts receivable.

Inventories consist of almonds related to the 2001 crop and farming costs related to 2002 crop production. The 2001 almond inventory is recorded at $1.00 per pound, which is less than the current price of almonds. The farming costs inventoried that are related to the 2002 crop are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year's crop harvest has been sold. We are at risk with respect to changes in market prices with respect to cattle held for sale that are not protected by futures and options contracts. At March 31, 2002 approximately 100% of the cattle held in inventory, or 800 head of cattle, were not protected by futures and options for price movement. This compares to 4,300 head of cattle at December 31, 2001. As of the end of April 2002, all the remaining cattle had been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at March 31, 2002, only $1,036,000 is at risk to changing prices. Of the amount at risk to changing prices, $177,000 is attributable to almonds, $770,000 to pistachios, and $89,000 to walnuts. The comparable amounts of accounts receivable at December 31, 2001 were $609,000 related to almonds, $1,335,000 related to pistachios, $138,000 to walnuts, and $32,000 to grapes.

The price estimated for recording accounts receivable at December 31, 2001 was $1.00 per pound for almonds. For every $.01 change in the price of almonds our receivable for almonds increases or decreases by $1,700. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $.89 to $1.40. With respect to pistachios, the price estimated for recording the receivable was $1.05 per pound, each $.01 change in the price increases or decreases the receivable by $7,700 and the range of final prices over the last three years for pistachios has been $1.07 to $1.35. The price estimated for recording accounts receivable for walnuts was $.45 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $900 and the range of final prices over the last three years was $.40 to $.60 per pound.

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

                                        TEJON RANCH CO.
                                        ----------------------------------------
                                        (The Company)



5-15-02                                        /S/ Allen E. Lyda
_______________________________        BY _____________________________________
  DATE                                       Allen E. Lyda
                                             Vice President, Chief
                                             Financial Officer