Form 10-Q
period 2002-06-30
TEJON RANCH CO
filed 2002-08-13
CIK 96869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to

For Quarter Ended June 30,

Commission File Number 1-718

TEJON RANCH CO.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0196136 (IRS Employer Identification No.)

P.O. Box 1000, Lebec, California (Address of principal executive offices)	93243 (Zip Code)

Registrant’s telephone number, including area code (661) 248-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Total Shares of Common Stock issued and outstanding on June 30, 2002, were 14,381,043.

TEJON RANCH CO.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Condensed Statements ofOperations for the Three Months and Six Months Ended June 30, 2002 and June 30, 2001	1

	Unaudited Consolidated Condensed Balance Sheets as of June 30, 2002 and December 31, 2001	2

	Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	3

	Consolidated Condensed Statements of Stockholders’ Equity	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES

PART I—FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues:
Real estate	$3,821	$2,894	$5,940	$4,385
Farming	686	259	707	316
Interest income	234	510	511	983

	4,741	3,663	7,158	5,684
Cost and Expenses:
Real estate	2,007	1,748	4,059	3,449
Farming	662	694	1,395	1,373
Corporate expense	1,029	830	1,958	1,778
Interest expense	(42)	21	20	130

	3,656	3,293	7,432	6,730

Operating income (loss) before minority interest	1,085	370	(274)	(1,046)
Minority interest	(37)	6	(134)	(97)

Operating income (loss) before income tax expense (benefit)	1,122	364	(140)	(949)
Income tax expense (benefit)	427	138	(53)	(361)

Income (loss) from operations	695	226	(87)	(588)
Income (loss) from discontinued operations, net of applicable income taxes	(95)	690	(275)	706

Net income (loss)	$600	$916	$(362)	$118

Income (loss) from operations per share, basic	$0.05	$0.02	$(0.01)	$(0.04)
Income (loss) from discontinued operations per share, basic	$(0.01)	$0.04	$(0.02)	$0.05
Net income (loss) per share, basic	$0.04	$0.06	$(0.03)	$0.01
Income (loss) from operations per share, diluted	$0.05	$0.02	$(0.01)	$(0.04)
Income (loss) from discontinued operations per share, diluted	$(0.01)	$0.04	$(0.02)	$0.05
Net income (loss) per share, diluted	$0.04	$0.06	$(0.03)	$0.01

See Notes to Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	June 30, 2002	December 31, 2001*
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,792	$10,889
Marketable securities	17,158	12,574
Accounts & notes receivable	3,328	5,850
Inventories:
Farming	3,561	1,121
Other	96	109
Assets of discontinued operations	—	5,847
Prepaid expenses and other	1,958	1,614

Total current assets	38,893	38,004
PROPERTY AND EQUIPMENT—NET	57,264	61,016
OTHER ASSETS	452	291
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	1,240	(163)

TOTAL ASSETS	$97,849	$99,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$1,910	$3,332
Other accrued liabilities	212	816
Short-term borrowings	1,788	1,806
Other current liabilities	395	410
Borrowings of discontinued operations	—	47
Current liabilities of discontinued operations	—	146

Total current liabilities	4,305	6,557
LONG—TERM DEBT	14,385	14,563
MINIMUM PENSION LIABILITY	1,606	1,606
DEFERRED INCOME TAXES	4,033	3,619

Total liabilities	24,329	26,345
MINORITY INTEREST IN EQUITY OF CONSOLIDATED JOINT VENTURE	415	674
STOCKHOLDERS’ EQUITY
Common stock	7,188	7,163
Additional paid-in capital	31,216	30,056
Accumulated other comprehensive loss	(1,387)	(1,540)
Retained earnings	36,088	36,450

Total stockholders’ equity	73,105	72,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,849	$99,148

*	The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Six Months Ended June 30
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(362)	$118
Items not affecting cash:
Depreciation and amortization	1,290	1,577
Deferred income taxes	503	(84)
Minority interest in loss of consolidated joint venture	(259)	(97)
Equity in net loss from unconsolidated joint ventures	77	105
Changes in operating assets and liabilities:
Receivables, inventories and other current assets, net	(249)	(1,482)
Current liabilities, net	(2,041)	(546)

NET CASH USED IN OPERATING ACTIVITIES	(1,041)	(409)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	1,303	2,872
Funds invested in marketable securities	(5,862)	(3,287)
Property and equipment expenditures	(3,606)	(7,659)
Investments in unconsolidated joint ventures	(1,480)	—
Other	(123)	300

NET CASH USED IN INVESTING ACTIVITIES	$(9,768)	(7,774)

FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	11,311
Payments of revolving line of credit	—	(3,508)
Proceeds from long-term debt	—	1,845
Payments of long-term debt	(196)	(66)
Bond reimbursement from community facilities district	6,069	—
Proceeds from issuance of common stock	—	29,845
Proceeds from exercise of stock options	1,185	432

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,058	39,859

NET CHANGE IN DISCONTINUED OPERATIONS	5,654	(2,921)
INCREASE IN CASH AND CASH EQUIVALENTS	1,903	28,755
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,889	2,286

CASH AND CASH EQUIVALENTS AT END OF PERIOD	12,792	$31,041

See Notes to Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2001	12,712,236	$6,356	$683	$(43)	$(663)	$36,156	$42,489
Net income	—	—	—	—	—	294	294
Changes in unrealized gains on available-for-sale securities, net of taxes of $142	—	—	—	—	213	—	213
Defined benefit plan funding adjustments, net of taxes of $599	—	—	—		(893)	—	(893)
Interest rate swap adjustment, net of taxes of $233	—	—	—	—	(197)	—	(197)

Comprehensive loss							(583)
Restricted stock issuance	5,363	3	73	(76)	—	—	—
Net proceeds from rights offering	1,578,947	790	28,776	—	—	—	29,566
Exercise of stock options	27,000	14	524	—	—	—	538
Amortization of deferred compensation	—	—	—	119	—	—	119

Balance at December 31, 2001	14,323,546	7,163	30,056	—	(1,540)	36,450	72,129
Net loss	—	—	—	—	—	(362)	(362)
Changes in unrealized gains on available-for-sale securities, net of taxes of $12	—	—	—	—	13	—	13
Interest rate swap adjustment, net of taxes of $86	—	—	—	—	140	—	140

Comprehensive loss	—	—	—	—	—	—	(209)
Exercise of stock options	57,497	25	1,160	—	—	—	1,185

Balance at June 30, 2002	14,381,043	$7,188	$31,216	$—	$(1,387)	$36,088	$73,105

See Notes to Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

NOTE A—BASIS OF PRESENTATION

The summarized information furnished by the Company pursuant to the instructions to part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities. Historically, a large percentage of revenues are recognized during the third and fourth quarters.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock for stock options per Financial Accounting Standard 128, Earnings Per Share. Earnings per share for the periods reported have been computed as follows (dollars are in thousands, except per share numbers):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Income (loss) from operations	$695	$226	$(87)	$(588)
Income (loss) from discontinued operations, net of applicable income taxes	(95)	690	(275)	706

Net income (loss)	$600	$916	$(362)	$118
Weighted average number of shares outstanding:
Common stock	14,378,058	14,303,490	14,359,192	14,156,986
Common stock equivalents—stock options	354,208	171,803	—	118,220

Diluted shares outstanding	14,732,266	14,475,293	14,359,192	14,275,206
Income (loss) from operations per share, basic	$0.05	$0.02	$(0.01)	$(0.04)
Income (loss) from discontinued operations per share, basic	$(0.01)	$0.04	$(0.02)	$0.05
Net income (loss) per share, basic	$0.04	$0.06	$(0.03)	$0.01
Income (loss) from operations per share, diluted	$0.05	$0.02	$(0.01)	$(0.04)
Income (loss) from discontinued operations per share, diluted	$(0.01)	$0.04	$(0.02)	$0.05
Net income (loss) per share, diluted	$0.04	$0.06	$(0.03)	$0.01

For the six months ended June 30, 2002 diluted net loss per share is based on the weighted average number of shares of common stock outstanding, 14,359,192, because the impact of common stock equivalents is antidilutive.

NOTE C—MARKETABLE SECURITIES

Statement on Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.The following is a summary of available-for-sale securities at June 30, 2002 and December 31, 2001:

	June 30, 2002		December 31, 2001
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Marketable Securities:
U.S. Treasury and agency notes	$11,469	$11,518	$5,681	$5,698
Corporate notes and Commercial paper	5,493	5,640	6,722	6,876

	$16,962	$17,158	$12,403	$12,574

As of June 30, 2002, the adjustment to accumulated other comprehensive loss in the Consolidated Condensed Statements of Stockholders’ Equity reflects the fact that an unrealized gain on marketable securities available for sale at June 30, 2002 was greater than the unrealized gain at December 31, 2001, which results in an increase in the amount of the cumulative adjustment to stockholders’ equity. The amount of the increase to stockholder’s equity is $13,000, which is net of a tax expense of $12,000. As of June 30, 2002, the Company’s gross unrealized holding gains equal $372,000 and gross unrealized holding losses equal $176,000. On June 30, 2002, the weighted average maturity of U.S. Treasury and agency securities was 2.0 years and corporate notes was 2.19 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D—COMMODITY PRICE EXPOSURE

In 2001 and prior years, the Company used commodity derivatives to manage risk on its purchased stocker cattle and its cattle feed costs. The objective was to protect or create a future price for stocker cattle that would protect a profit or minimize a loss once the cattle were sold and all costs were deducted and to protect the Company against a significant cattle market decline or feed cost increase. These costs and risks of ownership are now included in discontinued operations. To help achieve this objective we used both the futures commodity markets and options commodity markets. A futures contract is an obligation to make or take delivery at a specific future time of a specifically defined, standardized unit of a commodity at a price determined when the contract is executed. Options are contracts that give their owners the right, but not the obligation, to buy or sell a specified item at a set price on or before a specified date. We monitored any open futures and options contracts on a daily basis in accordance with formal policies to determine the appropriate hedge based on market price movement of the underlying asset. The options and futures contracts used typically expired on a quarterly or semi-annual basis and were structured to expire close to or during the month the stocker cattle and feed were scheduled to be sold or purchased. The risk associated with this strategy was that it limited or capped the potential profits if cattle prices increased, and it added additional costs for feed if grain prices fell. At June 30, 2002 there were no futures or options contracts outstanding.

During 2002, the Company has not engaged in any commodity hedging or derivative activities. For the six months ended June 30, 2001, there were $723,000 of losses associated with futures and options contracts included in cost of sales within discontinued operations.

The following table identifies the cattle futures contract amounts outstanding at June 30, 2001 (in thousands, except number of contracts):

Cattle Future / Option Description	No. Contracts	Original Contract Cost (Bought) Sold	Estimated Fair Value (Bought) Sold
Corn futures bought, 50,000 lbs. per contract	20	$(207)	$200
Cattle futures sold, 40,000 lbs. per contract	20	$602	$(589)
Cattle options sold, 40,000 lbs. per contract	80	$16	$(14)
Cattle options bought, 40,000 lbs. per contract	109	$(56)	$16

The June 30, 2001 futures contracts and options expired between August 2001 and October 2001. Estimated fair value at settlement was based upon quoted market prices at June 30, 2001.

NOTE E—CONTINGENCIES

At June 30, 2002, the Company was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt outstanding at June 30, 2002 for Petro Travel Plaza LLC is $12.2 million and is related to the construction of the travel plaza. This loan has a maturity date of July 2003. The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is approximately $11.5 million. The maturity date of this loan is July 2003. The Company does not expect either of these guarantees to be enforced due to the positive cash flow provided by the operations of the Petro Travel Plaza, and to cash flows from a lease on the Tejon/Dermody building. The Company expects to replace the existing debt on these two projects with permanent financing that will not be subject to any guarantee, although the Company cannot assure that such financing will be available.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District (“CFD”), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $17.0 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. The total amount reimbursed through June 30, 2002 is $14,660,000. In the six months ended June 30, 2002, the Company did not pay any special taxes related to the CFD. In 2001, the Company paid approximately $300,000 in special taxes. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this happens, the Company’s obligation will be reduced. It is expected that the Company will have no additional special tax payments due in 2002, but this could change in the future based on the amount of bonds outstanding within the CFD. As development and values increase around the Tejon Industrial Complex, the Company may be able to remove approximately 1,400 acres from the CFD lien.

The Company is also subject to water contracts requiring minimum payments as long as the Company owns certain land. The minimum payments made for the six months ended June 30, 2002 and June 30, 2001 were $943,483 and $816,656, respectively. These payments are required whether or not the water is available or used.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to clean up and abate an industrial waste landfill site, a storage area for drums containing solvents, an underground storage tank for waste oil and solvents, an underground plume of diesel fuel, an underground plume of chlorinated hydrocarbons and cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills. Lafarge has also completed a substantial amount of the site investigation and has performed preliminary remediation work with respect to chlorinated hydrocarbons. The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be leaking into a local creek. Lafarge has also removed contaminated soil from the drum storage area. National has stabilized and capped the cement kiln dust piles. Under the orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, each of the companies is required to indemnify the Company for its designated portion of any costs and liabilities incurred in connection with the cleanup orders. Due to the financial strength of National and Lafarge, the Company believes at this time that a material effect on the Company’s consolidated financial positions or result of operations is remote.

For further discussion refer to the Company’s 2001 Form 10-K, Part I, Item 3,—“Legal Proceedings”. There have been no significant changes since the filing of the 2001 Form 10-K.

NOTE F—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for the investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at June 30, 2002 is $1,240,000. The equity in the net loss of the unconsolidated joint ventures is $77,000 for the six months ended June 30, 2002, which is included in real estate operations in the accompanying consolidated condensed statements of operations. The Company’s current unconsolidated joint ventures are:

Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. At June 30, 2002 we had a deficit equity balance of $1,044,000.

•
RM Development Associates, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Construction Company, Lewis Investment Company, and Standard Pacific Corp.), which is pursuing entitlement and development of land that the Company owns in Los Angeles County. At June 30, 2002 our equity investment balance in this investment was $1,066,000.

•
Tejon Dermody Industrial LLC is a joint venture between the Company and DP Partners for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At June 30, 2002 our equity investment balance was $1,218,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the six months ended June 30 is as follows (in thousands):

Condensed Combined Statement of Operations Information

	2002	2001
Net sales	$17,506	$18,216

Net loss	$(218)	$(189)
Partner’s share of net loss	(141)	(84)

Equity in net loss of unconsolidated joint ventures	$(77)	$(105)

Condensed Combined Balance Sheet Information

	2002	2001
Current assets	$5,026	$1,893
Property and equipment, net	35,477	20,678
Construction financing debt	(23,708)	(12,838)
Other liabilities	(1,643)	(1,558)

Net assets	$15,152	$8,175

The Company’s investment balance in its unconsolidated joint ventures differs from its equity in unconsolidated income/losses shown above and its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

NOTE G—DISCONTINUED OPERATIONS

During April 2001 the Company finalized its plan for the sale of its cattle and feedlot division. The Company has been disposing of its cattle and feedlot division to provide capital for real estate development activities and to reduce the outstanding debt of the Company. The process of selling the Company’s breeding herd, stocker cattle herd, and feedlot was completed at the end of April 2002. Revenues from discontinued operations during 2002 consist of sales of cattle. Expenses during 2002 consist of cost of sales related to the sale of cattle.

Condensed statement of operations information related to the discontinued operations for the period ending June 30 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues	$425	$11,925	$3,669	$24,944
Expenses	579	10,813	4,113	23,806

Income (loss) from discontinued operations,
before income taxes	$(154)	$1,112	$(444)	$1,138
Income taxes	(59)	422	(169)	432

Income (loss) from discontinued operations, net of income taxes	$(95)	$690	$(275)	$706

NOTE H—INTEREST RATE RISK MANAGEMENT

During 2000, the Company entered into interest rate swap agreements with respect to notional debt amounts totaling $11.4 million to manage interest rate risk by converting floating interest rate debt to fixed rate debt. These swap agreements, which have a remaining term of nine months, are contracts to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they are incurred.

As of June 30, 2002, the cumulative decrease in the fair value of the interest rate swaps was $408,000. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts were reclassified to interest expense during the first six months of 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Notes to Consolidated Financial Statements” on the preceding pages of this report, management has made forward-looking statements regarding future revenue and income from our crops, jointly-owned travel plaza and jointly-owned industrial building, future special taxes associated with our industrial complex, our ability to refinance construction debt due in July 2003, potential losses to the Company as a result of pending environmental proceedings, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of the Company (such as weather,and market and economic forces) and, with respect to the Company’s future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Results of Operations

Total revenues, including interest income for the first six months of 2002, were $7,158,000 compared to $5,684,000 for the same period of 2001. The improvement in revenues during the first six months of 2002 is due to improved real estate and farming revenues. Real estate revenues increased $1,555,000 due to higher oil and mineral revenues, improved leasing revenues, increased profits from Petro Travel Plaza, and $1,375,000 in proceeds from the sale of an easement. Leasing revenues increased due to grazing leases the Company entered into during 2001 in connection with the sale of cattle. Oil and mineral revenues increased due to improved cement and rock aggregate royalties. Profits improved at Petro Travel Plaza due primarily to an increase in gasoline sales and to lower interest costs. Farming revenues improved $391,000 during the first six months of 2002 due primarily to the receipt of insurance proceeds related to the 2001 almond, walnut, and zinfandel grape harvests. These proceeds are related to crop insurance that the Company purchases on selected crops to protect itself against drops in production due to weather and pest factors. The crop insurance provides a benefit if production of a crop falls below 50% of its five-year production average. Offsetting these gains in revenues was a decline in interest income as proceeds from the 2001 rights offering were utilized to fund real estate activities, and reduce outstanding debt throughout 2001 and the first quarter of 2002.

The net loss for the first six months of 2002, including both continuing operations and discontinued operations, was $362,000 or $0.03 per share, diluted, compared to net income of $118,000 or $0.01 per share, diluted, for the same period of 2001. Operating activities from continuing operations during the first six months of 2002 resulted in a loss of $87,000, or $0.01 per share, diluted, compared to a loss of $588,000, or $0.04 per share, diluted, for the same period of 2001. The loss from continuing operations during the first six months of 2002 declined when compared to the same period of 2001 due to the increase in revenues described above. The improvement in revenues was partially offset by an increase in real estate expenses of $610,000, and an increase in corporate expenses of $180,000. The increase in real estate expenses is primarily related to staffing costs, insurance costs, and fixed water costs. Staffing costs increased during the first six months of 2002 when compared to the same period of 2001 due to the timing of hiring additional management staff and property management staff during 2001. The increase in corporate expense is due primarily to an increase in staffing costs and professional service costs.

Total revenues for the second quarter of 2002, including interest income, were $4,741,000 compared to $3,663,000 for the second quarter of 2001. The increase in the second quarter of 2002 is due to real estate revenues increasing $927,000 and farming revenues increasing $427,000. The explanation for the increase in revenue within these segments is described above. These improvements in revenue were partially offset by reduced interest income when compared to the same period of 2001.

For the second quarter of 2002 the Company had net income, including both continuing operations and discontinued operations, of $600,000, or $0.04 per share diluted, compared to net income of $916,000, or $0.06 per share diluted, for the same period of 2001. Income from continuing operations for the second quarter of 2002 was $695,000, or $0.05 per share diluted, compared to income from operations of $226,000, or $0.02 per share diluted for the same period of 2001. The improvement in income from continuing operations is due to the increase in revenues described above. This improvement in revenue was partially offset by higher real estate expenses and corporate costs. Real estate costs increased due to higher staff costs and insurance costs. Corporate expenses increased due to higher staffing costs and professional services costs.

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

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Estimated production for 2002 for many of the crops we grow, especially almonds and pistachios, is expected on a statewide basis to be near or at historical highs. This increase in production could lead to a decline in the prices we receive for our crops. At this time, prices for almonds, pistachios, and walnuts have remained flat despite the estimated increase in production. These prices could change based on final production numbers after the harvest season. We believe there is an imbalance within the grape industry between the supply and demand of wine grapes as a result of many new plantings coming into production. For 2002 we have contracted our French Colombard grape production for a two-year period beginning with the 2002 crop and signed a multi-year contract beginning in 2002 for our ruby cabernet grape production. If we have no grape contracts in 2002 for our remaining grape varieties, we will market our grapes to various wineries and the prices received will be driven by the wineries’ expectations regarding demand for their products and grape production.

Prices received by the Company for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, we are unable to accurately predict revenue, just as we cannot pass on any cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. The operations of the Company are seasonal and results of operations cannot be predicted based on quarterly results. We continue to expect pricing pressure on our almonds over the next few years due to new plantings within California beginning to produce higher volumes of almonds. This increase in production may be somewhat negated by old almond orchards being removed due to the current low prices for almonds. This potential increase in overall almond production will positively affect our almond processing operation because of more almonds being available to process.

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s 2001 Form 10-K, Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note E—Contingencies.

Results of Discontinued Operations

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. The purpose has been to provide capital for real estate development activities and to reduce outstanding debt of the Company. While the sale of livestock assets provided significant working capital, it also resulted in a loss of significant revenues, even after taking into account the revenue stream from grazing leases that we have entered into in connection with the sales of the breeding herd. During April 2002, we completed the process of liquidating the remaining stocker cattle herd and livestock assets.

Total revenues from discontinued operations for the first six months of 2002 were $3,669,000 compared to $24,994,000 for the first six months of 2001. This decline in revenues is due to fewer cattle sales in 2002 and no revenues in 2002 from the feedlot that was sold in July 2001. The Company began the year with 4,300 head of cattle remaining to be liquidated. All remaining cattle were sold by the end of April 2002.

Discontinued operations for the first six months of 2002 generated a loss of $275,000 or $0.02 per share diluted, compared to income from discontinued operations of $706,000, or $0.05 per share diluted, for the same period in 2001. The decrease from the prior year is due to losses on much of the cattle being sold during the first quarter of 2002 because of lower feeder cattle prices, the inclusion of profits from the feedlot the Company owned during the first six months of 2001, and gains from the sale of the breeding herd in 2001.

Financial Condition

Our cash, cash equivalents and short-term investments totaled approximately $29,950,000 at June 30, 2002, compared to $23,463,000 at December 31, 2001. Working capital as of June 30, 2002 was $34,588,000 compared to $31,447,000 at December 31, 2001. The increase in working capital during 2002 is due to the local Community Facilities District reimbursing $6,600,000 to the Company for public infrastructure it had built in prior years related to Tejon Industrial Complex.

We have a revolving line of credit of $15,000,000 that, as of June 30, 2002, had no outstanding balance. This line of credit bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at ..50% less than the bank’s prime lending rate. Our outstanding long-term debt, less the current portion of $1,708,000, declined by $178,000 to $14,385,000 at June 30, 2002 when compared to December 31, 2001. Long-term debt is being used to fund real estate development infrastructure and farming assets on our land, commercial buildings in Phoenix, Arizona that were purchased in 1999, and the almond processing plant purchased in January 2000. Long-term debt currently consists of three separate debt obligations. One long-term note for real estate and farming purposes provides for loan amounts up to $15,000,000 has a current balance of $10,000,000, and is secured by farmland. This note is due in 2004. The Company can borrow up to the maximum loan amount of this note through 2004. The maximum loan amount on this note will decrease by $1,500,000 in 2002, 2003, and 2004. The second note obligation was used to purchase the buildings in Phoenix, is secured by mortgages on the buildings, has a balance of $4,653,000 and is payable in equal monthly installments through April 2009. The last note is for a loan used to purchase the almond processing plant in 2000 and has a balance of $1,440,000 and is payable in equal annual installments of $180,000 with a final due date of June 2005.

The following table shows our contractual long-term obligations and commitments over the next five years:

	Payments Due by Period
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-Term Debt	$16,093,000	$1,708,000	$9,000,000	$482,000	$4,903,000

Total Contractual Obligations	$16,093,000	$1,708,000	$9,000,000	$482,000	$4,903,000

	Amount of Commitment Expiration Per Period
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby Letter of Credit	$1,250,000	$—	$1,250,000	$—	$—
Guarantees	9,560,000	—	9,560,000	—	—

Total Other Commercial Commitments	$10,810,000	$—	$10,810,000	$—	$—

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

The guarantees consist of a $3,800,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P. Total debt in the venture is approximately $12,200,000 and is related to the construction of the facility. During 2003 this note is expected to be refinanced with a permanent mortgage loan, and our guarantee will no longer be needed. The remaining $5,760,000 guarantee relates to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture to construct and market a 650,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $11,520,000 and was used in the construction of the building. In the joint venture agreement each partner agreed to guarantee one half of the outstanding construction loan debt through the two-year term of the loan. During March 2002, a lease was signed for one half of the building and the lease payments from this lease will cover future debt service requirements under the current loan agreement. We also expect to replace this loan with permanent financing. At this time we believe that neither of the guarantees will ever be called upon because we will be able to obtain the necessary refinancing, although we have no commitments for the refinancing and there is always a risk that we may not be able to obtain it.

New Accounting Procedures

Financial Accounting Standards Board Statement (“FASB”) No. 142, Goodwill and Other Intangible Assets, was approved and issued in June 2001 and addresses amortization on Intangible Assets. Statement 142 supercedes APB Opinion No. 17, which required amortization of goodwill and tangible assets. The presumption that goodwill and intangible assets were wasting assets and should be amortized over a period of not more than 40 years has been altered, and now such assets are deemed to have an indefinite life and are no longer amortized. The value of the intangible assets must be assessed annually for impairment. This statement will have a minimal impact on our financial position or results of operations as the amount of goodwill and other intangible assets are insignificant. The Statement was adopted for the 2002 financial year.

In June 2001 FASB Statement No. 143 was issued addressing Accounting for Asset Retirement Obligations (ARO’s). This statement covers obligations that a company incurs for the retirement of tangible long-lived assets such as drilling rigs or manufacturing plants. We do not anticipate this pronouncement having a significant impact on our financial position or results of operations when it becomes effective for the 2003 financial year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial or commodity market prices or rates. We are exposed to market risk in the areas of interest rates and commodity prices.

Financial Market Risks

The Company’s exposure to financial market risks, includes changes to interest rates and credit risk related to marketable securities, interest rates related to its own outstanding indebtedness, and trade receivables.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields while prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade of A or better from Moody’s or Standard and Poors. See Note C—Marketable Securities.

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-

term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($4,653,000 at June 30, 2002) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($11,440,000 at June 30, 2002) can either be fixed for periods of time to a LIBOR rate or float with the lending bank’s prime rate. The floating rate obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We believe it is prudent to limit the variability of our interest payments. To meet this objective we entered into an interest rate swap agreement to manage the potential fluctuations in cash flows resulting from interest rate risk. See Note H—Interest Rate Risk Management.

Credit and market risks related to our inventories and receivables ultimately depends on the value of the almonds, grapes, pistachios, and walnuts at the time of payment or sale. Based on historical experience with current customers and periodic credit evaluations of our customers’ financial condition, we believe our credit risk is minimal. Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

INTEREST RATE SENSITIVITY FINANCIAL MARKET RISKS

PRINCIPAL AMOUNT BY EXPECTED MATURITY
At June 30, 2002
(Dollars in Thousands)

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value 06/30/02
Assets:
Marketable securities	$9,121	$4,043	$3,069	$454	$275	$—	$16,962	$17,158
Weighted average interest rate	5.57%	6.40%	5.99%	5.28%	5.10%	0.00%	5.68%	5.68%
Liabilities:
Short-term debt	$80	$—	$—	$—	$—	$—	$80	$80
Weighted average interest rate	5.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.00%	5.00%
Long-term debt	$1,708	$1,730	$7,270	$239	$243	$4,903	$16,093	$16,093
Weighted average interest rate	8.18%	8.18%	8.18%	7.82%	7.82%	7.82%	8.00%	8.00%
Swap notional amount 3-yr swap	$—	$11,440	$—	$—	$—	$—	$11,440	$11,032
Weighted average pay fixed-rate contract rate	0.00%	6.91%	0.00%	0.00%	0.00%	0.00%	6.91%	6.91%
Weighted average receive variable rate, current rate, adjusts monthly, based on LIBOR	1.95%	0.00%	0.00%	0.00%	0.00%	0.00%	1.95%	0.00%

INTEREST RATE SENSITIVITY FINANCIAL MARKET RISKS

PRINCIPAL AMOUNT BY EXPECTED MATURITY
At December 31, 2001
(Dollars in Thousands)

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value 12/31/01
Assets:
Marketable securities	$2,787	$3,911	$2,817	$2,615	$273	$—	$12,403	$12,574
Weighted average interest rate	5.37%	6.43%	6.40%	5.42%	5.11%	0.00%	5.87%	5.87%
Liabilities:
Short-term debt	$127	$—	$—	$—	$—	$—	$127	$127
Weighted average in terestrate	5.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.00%	5.00%
Long-term debt	$1,726	$1,770	$7,230	$239	$243	$5,081	$16,289	$16,289
Weighted average in terest rate	8.18%	8.18%	8.18%	7.82%	7.82%	7.82%	8.00%	8.00%
Swap notional amount 3-yr swap	$—	$11,620	$—	$—	$—	$—	$11,620	$10,986
Weighted average pay fixed-rate contract rate	0.00%	6.91%	0.00%	0.00%	0.00%	0.00%	6.91%	6.91%
Weighted average receive variable rate, current rate, adjusts monthly, based on LIBOR	1.95%	0.00%	0.00%	0.00%	0.00%	0.00%	1.95%	1.95%

The December 31, 2001 figures above include debt related to discontinued operations.

In comparison to the prior year our risk in regard to fluctuations in interest rates has decreased due to the reduction in the use of both short-term and long-term lines of credit that fluctuate with the bank’s prime lending rate.

Commodity Price Exposure

At June 30, 2002 we had exposure to adverse price fluctuations associated with certain inventories and accounts receivable.

Inventories consist of almonds related to the 2001 crop and farming costs related to 2002 crop production. The 2001 almond inventory is recorded at $1.00 per pound, which is less than the current price of almonds. The farming costs inventoried that are related to the 2002 crop are recorded at actual costs incurred.

Historically, these inventoried costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at June 30, 2002, only $322,000 is at risk to changing prices. Of the amount at risk to changing prices $33,000 is attributable to almonds, $225,000 to pistachios, and $64,000 to walnuts. The comparable amounts of accounts receivable at December 31, 2001 were $609,000 related to almonds, $1,335,000 related to pistachios, $138,000 to walnuts, and $32,000 to grapes.

The price estimated for recording accounts receivable at December 31, 2001 was $1.00 per pound for almonds. For every $.01 change in the price of almonds our receivable for almonds increases or decreases by $330. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $.89 to $1.40. With respect to pistachios, the price estimated for recording the receivable was $1.05 per pound, each $.01 change in the price increases or decreases the receivable by $2,140 and the range of final prices over the last three years for pistachios has been $1.07 to $1.35. The price estimated for recording accounts receivable for walnuts was $.45 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $1,400 and the range of final prices over the last three years was $.40 to $.60 per pound.

Item 8.    Financial Statements and Supplementary Data

The response to this Item is submitted in a separate section of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes in Securities

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on May 7, 2002.

(b)  The following directors were elected at the annual meeting:

John L. Goolsby	Kent G. Snyder
Norman Metcalfe	Michael H. Winer

In addition to the directors elected at the Annual Meeting, the following directors’ term of office continued after the meeting:

Ray S. Dezember	George G. C. Parker
Otis Booth, Jr.	Robert C. Ruocco
Craig Cadwalader	Geoffrey L. Stack
Dan T. Daniels	Robert A. Stine

(c)  During the Annual Meeting an election of directors was submitted to a vote of the security holders. Each of the persons named in the Proxy Statement as nominee for director was elected. Following are the voting results on each of the nominees for director:

Election of Directors	Votes For	Votes Withheld	Broker Non-Votes
John L. Goolsby	12,920,294	20,756	1,418,365
Norman Metcalfe	12,920,194	20,856	1,418,365
Kent G. Snyder	12,910,694	30,356	1,418,365
Michael H. Winer	12,909,094	31,956	1,418,365

Item 5.    Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits—

3.1	Restated Certificate of Incorporation*

3.2	Bylaws**

99	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports—on Form 8-K

None.

*
This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

**
This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO. (The Company)

By:
Allen E. Lyda Vice President, Chief Financial Officer

DATE