Form 10-Q
period 2002-09-30
TEJON RANCH CO
filed 2002-11-13
CIK 96869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

For Quarter Ended	Commission File Number
September 30, 2002	1-718

TEJON RANCH CO.

(Exact name of Registrant as specified in its charter)

Delaware	77-0196136

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 1000, Lebec, California	93243

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(661) 248-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Total Shares of Common Stock issued and outstanding on September 30, 2002, were 14,381,043.

TEJON RANCH CO.

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Revenues:
Real estate	$2,569	$3,699	$8,586	$8,189
Farming	3,601	1,696	4,308	2,012
Interest income	142	447	653	1,430

	6,312	5,842	13,547	11,631
Cost and Expenses:
Real estate	2,084	2,209	6,143	5,658
Farming	3,217	1,690	4,612	3,063
Corporate expense	862	661	2,820	2,439
Interest expense	(20)	165	—	295

	6,143	4,725	13,575	11,455

Income from operations	169	1,117	(28)	176
Equity in income (loss) of unconsolidated joint ventures	255	21	178	(84)
Minority interest	(174)	20	(308)	(77)

Income before income tax expense	598	1,118	458	169
Income tax expense	220	425	167	64

Income from operations after tax	378	693	291	105
Income (loss) from discontinued operations, net of applicable income taxes	4	(403)	(271)	303

Net income	$382	$290	$20	$408

Income from operations per share, basic	$0.03	$0.05	$0.02	$0.01
Income (loss) from discontinued operations per share, basic	$—	$(0.03)	$(0.02)	$0.02
Net income per share, basic	$0.03	$0.02	$—	$0.03
Income from operations per share, diluted	$0.03	$0.05	$0.02	$0.01
Income (loss) from discontinued operations per share, diluted	$—	$(0.03)	$(0.02)	$0.02
Net income per share, diluted	$0.03	$0.02	$—	$0.03

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	September 30, 2002	December 31, 2001*

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,774	$10,889
Marketable securities	12,667	12,574
Accounts and notes receivable	4,954	5,850
Inventories:
Farming	2,945	1,121
Other	106	109
Assets of discontinued operations	—	5,847
Prepaid expenses and other	2,014	1,614

Total current assets	36,460	38,004
PROPERTY AND EQUIPMENT - NET	59,881	61,016
OTHER ASSETS	473	291
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	1,494	(163)

TOTAL ASSETS	$98,308	$99,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,869	$3,332
Other accrued liabilities	312	816
Short-term borrowings	1,810	1,806
Other current liabilities	488	410
Borrowings of discontinued operations	—	47
Current liabilities of discontinued operations	—	146

Total current liabilities	4,479	6,557
LONG-TERM DEBT	14,348	14,563
MINIMUM PENSION LIABILITY	1,606	1,606
DEFERRED INCOME TAXES	4,072	3,619

Total liabilities	24,505	26,345
MINORITY INTEREST IN EQUITY OF CONSOLIDATED JOINT VENTURE	241	674
STOCKHOLDERS’ EQUITY
Common stock	7,188	7,163
Additional paid-in capital	31,216	30,056
Accumulated other comprehensive loss	(1,312)	(1,540)
Retained earnings	36,470	36,450

Total stockholders’ equity	73,562	72,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,308	$99,148

See Notes to Unaudited Consolidated Condensed Financial Statements.
*	The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30

	2002	2001

OPERATING ACTIVITIES
Net income	$20	$408
Items not affecting cash:
Depreciation and amortization	1,939	2,306
Deferred income taxes	316	—
Minority interest	(308)	(77)
Equity in net (income) loss from unconsolidated joint ventures	(178)	84
Changes in operating assets and liabilities:
Receivables, inventories and other current assets, net	(1,038)	(2,977)
Current liabilities, net	(1,885)	(644)

NET CASH USED IN OPERATING ACTIVITIES	(1,134)	(900)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	8,463	27,569
Funds invested in marketable securities	(8,478)	(35,585)
Distribution to minority interests	(125)	—
Property and equipment expenditures	(6,872)	(13,049)
Investments in unconsolidated joint ventures	(1,479)	—
Other	(182)	371

NET CASH USED IN INVESTING ACTIVITIES	$(8,673)	(20,694)

FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	14,337
Payments of revolving line of credit	—	(16,886)
Proceeds from long-term debt	—	1,845
Payments of long-term debt	(215)	(5,050)
Bond reimbursement from community facilities district	6,068	—
Proceeds from issuance of common stock	—	29,797
Proceeds from exercise of stock options	1,185	432

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,038	24,475

NET CHANGE IN CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	5,654	(4,679)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,885	(1,798)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,889	2,286

CASH AND CASH EQUIVALENTS AT END OF PERIOD	13,774	$488

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2001	12,712,236	$6,356	$683	$(43)	$(663)	$36,156	$42,489
Net income	—	—	—	—	—	294	294
Changes in unrealized gains on available-for-sale securities, net of taxes of $142	—	—	—	—	213	—	213
Defined benefit plan funding adjustments, net of taxes of $599	—	—	—	—	(893)	—	(893)
Interest rate swap adjustment, net of taxes of $233	—	—	—	—	(197)	—	(197)

Comprehensive loss							(583)
Restricted stock issuance	5,363	3	73	(76)	—	—	—
Net proceeds from rights offering	1,578,947	790	28,776	—	—	—	29,566
Exercise of stock options	27,000	14	524	—	—	—	538
Amortization of deferred compensation	—	—	—	119	—	—	119

Balance at December 31, 2001	14,323,546	7,163	30,056	—	(1,540)	36,450	72,129
Net income	—	—	—	—	—	20	20
Changes in unrealized gains on available-for-sale securities, net of taxes of $31	—	—	—	—	47	—	47
Interest rate swap adjustment, net of taxes of $106	—	—	—	—	181	—	181

Comprehensive income	—	—	—	—	—	—	248
Exercise of stock options	57,497	25	1,160	—	—	—	1,185

Balance at September 30, 2002	14,381,043	$7,188	$31,216	$—	$(1,312)	$36,470	$73,562

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2002

NOTE A – BASIS OF PRESENTATION

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

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the interim period.  Diluted net income (loss) per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock for stock options per Statement of Financial Accounting Standard No.128, “Earnings Per Share”.  Earnings per share for the periods reported have been computed as follows (dollars are in thousands, except share and per share data):

	Three months ended September 30		Nine months ended September 30

	2002	2001	2002	2001

Income from operations	$378	$693	$291	$105
Income (loss) from discontinued operations, net of applicable income taxes	4	(403)	(271)	303

Net income	$382	$290	$20	$408
Weighted average number of shares outstanding:
Common stock	14,381,043	14,318,183	14,366,475	14,208,198
Common stock equivalents - stock options	148,441	180,275	239,346	111,359

Diluted shares outstanding	14,529,484	14,498,458	14,605,821	14,319,557
Income from operations per share, basic	$0.03	$0.05	$0.02	$0.01
Income (loss) from discontinued operations per share, basic	$—	$(0.03)	$(0.02)	$0.02
Net income per share, basic	$0.03	$0.02	$—	$0.03
Income from operations per share, diluted	$0.03	$0.05	$0.02	$0.01
Income (loss) from discontinued operations per share, diluted	$—	$(0.03)	$(0.02)	$0.02
Net income per share, diluted	$0.03	$0.02	$—	$0.03

NOTE C – MARKETABLE SECURITIES

Statement on Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale.  The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. The following is a summary of available-for-sale securities at September 30, 2002 and December 31, 2001 (dollars are in thousands):

	September 30, 2002		December 31, 2001

	Cost	Estimated Fair Value	Cost	Estimated Fair Value

Marketable Securities:
(in thousands)
U.S. Treasury and agency notes	$8,902	$9,015	$5,681	$5,698
Corporate notes and Commercial paper	3,516	3,652	6,722	6,876

	$12,418	$12,667	$12,403	$12,574

As of September 30, 2002, the adjustment to accumulated other comprehensive loss in the Consolidated Condensed Statements of Stockholders’ Equity reflects the fact that the cumulative unrealized gain on marketable securities available for sale at September 30, 2002 was greater than the cumulative unrealized gain at December 31, 2001, which results in an increase in the amount of the cumulative adjustment to stockholders’ equity.  The amount of the increase to stockholder’s equity is $47,000, which is net of a tax expense of $31,000.  As of September 30, 2002, the Company’s gross unrealized holding gains equal $414,000 and gross unrealized holding losses equal $165,000.  On September 30, 2002, the weighted average maturity of U.S. Treasury and agency securities was 1.64 years and corporate notes was 1.96 years.  Currently, the Company has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available.  If a quoted market price is not available, market value is estimated using quoted market prices for similar securities.  The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – CONTINGENCIES

At September 30, 2002, the Company was guaranteeing the repayment of $3.8 million of debt of the Petro Travel Plaza LLC, an unconsolidated limited liability company.  Total debt outstanding at September 30, 2002 for Petro Travel Plaza LLC is $12.0 million and is related to the construction of the travel plaza.  This loan has a maturity date of July 2003.  The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated limited liability company, for the construction of a building to lease.  The amount of the loan is approximately $11.6 million.  The maturity date of this loan is July 2003.  The Company does not expect either of these guarantees to be enforced due to the positive cash flow provided by the operations of the Petro Travel Plaza, and to cash flows from a lease on the Tejon/Dermody building.  The Company expects the existing debt on these two projects to be replaced in the future with permanent financing that will either reduce the amount of any guarantee needed or eliminate the need for a guarantee, although the Company cannot assure that such financing will be available.

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County  and the Tejon-Castac Water District, formed a Community Facilities District (“CFD”), which has placed liens on 1,728 acres of the Company’s land.  These liens are to secure payment of special taxes related to $17.0 million of bond debt sold by the CFD.  The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year.  The 1,728 acres of land includes the Tejon Industrial Complex development.  Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. The total amount reimbursed through September 30, 2002 is $14,660,000.   In the nine months ended September 30, 2002, the Company did not pay any special taxes related to the CFD.  In 2001, the Company paid approximately $300,000 in special taxes.  As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax.  As this happens, the Company’s obligation will be reduced.  It is expected that the Company will have no additional special tax payments due in 2002, but this could change in the future based on the amount of bonds outstanding within the CFD.  As development and values increase around the Tejon Industrial Complex, the Company may be able to remove approximately 1,400 acres from the CFD lien.

The Company is also subject to water contracts requiring minimum payments as long as the Company owns certain land.  The minimum payments made for the nine months ended September 30, 2002 and September 30, 2001 were $915,516 and $994,219, respectively.  These payments are required whether or not the water is available or used.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage.  National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to clean up and abate an industrial waste landfill site, a storage area for drums containing solvents, an underground storage tank for waste oil and solvents, an underground plume of diesel fuel, an underground plume of chlorinated hydrocarbons and cement kiln dust piles on the leased premises.  Lafarge has undertaken the investigation and remediation of landfills.  Lafarge has also completed a substantial amount of the site investigation and is installing a pump-and-treat system to remediate the chlorinated hydrocarbons.  The plume of chlorinated hydrocarbons covers an extensive area and has migrated off of the leased premises in one direction where it has been found to be leaking into a local creek.  Lafarge has also removed contaminated soil from the drum storage area.  National has stabilized and capped the cement kiln dust piles.  Under the orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so.  Under the lease agreements with National and Lafarge, each of the companies is required to indemnify the Company for its designated portion of any costs and liabilities incurred in connection with the cleanup orders.  Due to the financial strength of National and Lafarge, the Company believes at this time that a material effect on the Company’s consolidated financial position or results of operations is remote.

For further discussion refer to the Company’s 2001 Form 10-K, Part I, Item 3, - “Legal Proceedings”.  There have been no significant changes since the filing of the 2001 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated limited liability companies.  The Company accounts for the investments in these unconsolidated entities using the equity method of accounting.  The Company’s investment in unconsolidated limited liability companies at September 30, 2002 is $1,494,000. The equity in the net income of these unconsolidated entities was $178,000 for the nine months ended September 30, 2002.  The Company’s current unconsolidated limited liability companies are:

Petro Travel Plaza LLC organized for the development and management of the Petro Travel Plaza, of which Petro Stopping Centers, L.P. is also a member.  The Company owns a 60% interest in this entity, which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex.  It houses multiple commercial eating establishments as well as diesel and gasoline operations.  At September 30, 2002 we had a deficit equity balance of  $784,000.

Centennial Founders, LLC, formerly RM Development Associates, LLC, organized to pursue entitlement and development of land that the Company owns in Los Angeles County.  The Company has a 50% ownership interest, and three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.) hold the other interests.  At September 30, 2002 our equity investment balance in this investment was $1,065,000.

Tejon Dermody Industrial LLC, organized for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex.  The Company owns a 50% interest in this venture, and DP Partners owns the other 50%.  At September 30, 2002 our equity investment balance was $1,213,000.

Unaudited condensed financial information of the unconsolidated entities as of and for the nine months ended September 30 is as follows (in thousands):

Condensed Combined Statement of Operations Information

	2002	2001

Net sales	$28,967	$28,252

Net income (loss)	$205	$(201)
Other member’s share of net income (loss)	27	(117)

Equity in net income (loss) from unconsolidated joint ventures	$178	$(84)

Condensed Combined Balance Sheet Information

	2002	2001

Current assets	$5,365	$3,403
Property and equipment, net	37,541	20,701
Construction financing debt	(23,626)	(12,675)
Other liabilities	(2,534)	(1,592)

Net assets	$16,746	$9,837

The Company’s investment balance in the unconsolidated entities differs from its capital accounts in the respective joint ventures.  The differential represents the difference between the cost basis of assets (principally land) contributed by the Company, which is reflected in its investment, and the agreed upon contribution value of the assets contributed, which is reflected in its capital account within the entities.  The Company’s percentage interest in unconsolidated income/loss is based on its capital account within the entities.

NOTE G – DISCONTINUED OPERATIONS

During April 2001 the Company finalized its plan for the sale of its cattle and feedlot division.  The Company has been disposing of its cattle and feedlot division to provide capital for real estate development activities and to reduce the outstanding debt of the Company.  The process of selling the Company’s breeding herd, stocker cattle herd, and feedlot was completed at the end of April 2002.  Revenues from discontinued operations during 2002 consist of sales of cattle.  Expenses during 2002 consist of cost of sales related to cattle.

Condensed statement of operations information related to the discontinued operations for the periods ended September 30 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Revenues	$—	$14,291	$3,669	$39,235
Expenses	(7)	14,940	4,106	38,746

Income (loss) from discontinued operations, before income taxes	$7	$(649)	$(437)	$489
Income taxes	3	(246)	(166)	186

Income (loss) from discontinued operations, net of income taxes	$4	$(403)	$(271)	$303

NOTE H – INTEREST RATE RISK MANAGEMENT

During 2000, the Company entered into interest rate swap agreements with respect to notional debt amounts totaling $11.4 million to manage interest rate risk by converting floating interest rate debt to fixed rate debt.  These swap agreements, which have a remaining term of six months, are contracts to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements.  Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they are incurred.  The swap agreements are being accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standard No. 133.

As of September 30, 2002, the cumulative decrease in the fair value of the interest rate swaps was $347,000. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings.  No such amounts were reclassified to interest expense during the first nine months of 2002.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Notes to Consolidated Financial Statements” on the preceding pages of this report, management has made forward-looking statements regarding future revenue and income from our crops, jointly-owned travel plaza, jointly-owned industrial building and jointly-owned master-planned community development, future special taxes associated with our industrial complex, our ability to refinance construction debt due in July 2003, potential losses to the Company as a result of pending environmental proceedings, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness.  These forward-looking statements are subject to factors beyond the control of the Company (such as weather, and market and economic forces) and, with respect to the Company’s future development of its land, the availability of financing and the ability to obtain various governmental entitlements.  No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

Results of Operations

Total revenues, including interest income for the first nine months of 2002, were $13,547,000 compared to $11,631,000 for the same period of 2001.  The improvement in revenues during the first nine months of 2002 is due to improved real estate and farming revenues.  Real estate revenues increased $397,000 due to higher oil and mineral revenues, improved leasing revenues, and $1,375,000 in proceeds from the sale of an easement.  The increase in leasing revenues is due to grazing leases the Company entered into during 2001 in connection with the sale of cattle.  Oil and mineral revenues increased due to improved cement royalties.  Partially offsetting these improvements in real estate revenues was the earning of additional milestone payments in 2001 related to the signing of the Calpine power plant lease.  Farming revenues improved $2,296,000 during the first nine months of 2002 due to the timing of the harvest of crops in 2002 and to the receipt of approximately $500,000 of insurance proceeds related to the 2001 almond, walnut, and zinfandel grape harvests.  During the third quarter of 2002, crop harvests have been completed for french colombard and zinfandel grapes and pistachios.  The harvests of almonds, walnuts, and rubired grapes were not completed until late October.  In comparison, during the third quarter of 2001 only a portion of our almond orchards had been harvested, while the harvest of grapes, walnuts, and pistachios was just beginning.  This timing variance in the harvest of crops resulted in an increase in farming revenues of approximately $2,200,000.  The insurance proceeds discussed above are related to crop insurance that the Company purchases on selected crops to protect itself against drops in production due to weather and pest factors.  The crop insurance provides a benefit if production of a crop falls below 50% of its five-year production average.  Partially offsetting the increase in revenues within farming is a decline in revenues at Pacific Almond, our almond processing plant, of approximately $500,000 due to the timing of the beginning of the processing of customer almonds and to the timing of sale of almond hulls from this year’s crop.   Partially offsetting the improvement in real estate and farming revenues was a decline in interest income as proceeds from the 2001 rights offering were utilized to fund real estate activities, and reduce outstanding debt throughout 2001 and 2002.

Net income for the first nine months of 2002, including both continuing operations and discontinued operations, was $20,000 or $0.00 per share, diluted, compared to net income of $408,000 or $0.03 per share, diluted, for the same period of 2001.  Operating activities from continuing operations during the first nine months of 2002 resulted in income of $291,000, or $0.02 per share, diluted, compared to income of

$105,000, or $0.01 per share, diluted, for the same period of 2001.  The improvement in continuing operations during the first nine months of 2002 when compared to the same period of 2001 is due largely to the increase in revenues described above and to an increase in net income of unconsolidated joint ventures.  Our equity in income of unconsolidated joint ventures increased in 2002 due to improved profits at Petro Travel Plaza LLC.  Profits improved at Petro Travel Plaza LLC due to improved margins on fuel sales and to lower interest costs.  These improvements were offset by an increase in real estate expenses of $485,000, increased farming expenses of $1,549,000, and an increase in corporate expenses of $381,000.  The increase in real estate expenses is primarily related to staffing costs, insurance costs, and fixed water costs.  Staffing costs increased during the first nine months of 2002 when compared to the same period of 2001 due to the timing of hiring additional management staff and property/landscape management and staff during 2001 and early 2002.  The increase in farming expenses is primarily related to the timing of the 2002 harvest and the recognition from inventory of costs associated with the completed harvests.  The increase in corporate expense is due primarily to an increase in staffing costs, insurance costs, and professional service costs.

Total revenues for the third quarter of 2002, including interest income, were $6,312,000 compared to $5,842,000 for the third quarter of 2001.  The increase in the third quarter of 2002 is due to farming revenues increasing $1,905,000.  The explanation for the increase in farming revenue is described above.  The improvement in farming revenue was partially offset by lower real estate revenues and reduced interest income.  Real estate revenues declined during the third quarter of 2002 when compared to the same period of 2001, due to the earning of milestone revenues related to the signing of the Calpine power plant lease during July 2001.

For the third quarter of 2002 the Company had net income, including both continuing operations and discontinued operations, of $382,000, or $0.03 per share diluted, compared to net income of $290,000, or $0.02 per share diluted, for the same period of 2001.  Income from continuing operations for the third quarter of 2002 was $378,000, or $0.03 per share diluted, compared to income from operations of $693,000, or $0.05 per share diluted for the same period of 2001.  The decline in income from continuing operations is due to the net increase in revenues described above being more than offset by higher costs.  The increase in costs during the third quarter of 2002 is due primarily to higher farming expenses and to increased corporate costs.  Farming expenses increased due to the timing of the 2002 harvest when compared to 2001 and the recognition of costs associated with the crops harvested.  Corporate costs increased due to higher staffing costs, professional service costs, and insurance costs.

In future periods, our real estate division will continue to see an increase in costs related to professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase our real estate activities and pursue development opportunities.  These types of real estate development activities and costs could continue over several years as we develop our land holdings.  Our current industrial development, Tejon Industrial Complex, is continuing forward with infrastructure development and entitlement of land to support future industrial and commercial retail development.  The actual timing and completion of entitlement and development related activities is difficult to predict due to the uncertainties of the approval process and market factors.  We will also continue to evaluate land resources to determine the highest and best uses for our land holdings.  Future sales of land are dependent on market circumstances and specific opportunities.  Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

During the third quarter of 2002, we announced that our agreement with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. was amended to reflect a larger master-planned community development.  The original agreement, previously announced in March 2000, called for a 4,000-acre housing development.  The agreement has been amended to accommodate a master-planned community that encompasses 11,700 acres.  The initial plans for this development were filed in Los Angeles County on August 28, 2002.  Upon completion of the development it is estimated that the community will include approximately 23,000 homes.  The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial venues that when completed could create a substantial number of jobs over time.

All of our crops are particularly sensitive to the size of each year’s world crop.  Large crops in California and abroad can rapidly depress prices.  Estimated production as of September 2002 on a statewide basis for many of the crops we grow, especially almonds and pistachios, is still expected to be near or at historical highs.  This increase in production can potentially lead to a decline in the prices we receive for our crops. At this time, prices for almonds, pistachios, and walnuts have remained flat despite the estimated increase in production.  These prices could change based on final production numbers after the harvest season.  Our 2002 pistachio harvest resulted in the highest production (2.3 million pounds) our farming operations have ever produced.  The increase in production was due to weather conditions that were conducive to pistachios and higher than expected production from young pistachios that were planted in 1994.  Pistachios are an alternate bearing crop.  This means one year has high production and the following year has reduced production.  Because of this cycle we do not expect production to be as high in 2003.

We continue to believe there is an imbalance within the grape industry between the supply and demand of wine grapes as a result of many new plantings coming into production.  Thus far, estimates for 2002 statewide grape production are again at record high levels.  During 2002 we contracted our French Colombard grape production for a two-year period beginning with the 2002 crop and signed a multi-year contract beginning in 2002 for our ruby cabernet grape production.  Our remaining grape varieties have been sold for 2002.  We have no contracts for the sale of these grapes in future years.  The prices we received for these grapes in 2002 is below our cost of production.

Prices received by the Company for many of our products are dependent upon prevailing market conditions and commodity prices.  Therefore, we are unable to accurately predict revenue, just as we cannot pass on any cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.  The operations of the Company are seasonal and results of operations cannot be predicted based on quarterly results.  We continue to expect pricing pressure on our almonds over the next few years due to new plantings within California beginning to produce higher volumes of almonds.  This increase in production and pressure on prices may be somewhat negated by old almond orchards being removed due to the current low prices for almonds. This potential increase in overall almond production will, however, positively affect our almond processing operation because of more almonds being available to process.

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s 2001 Form 10-K, Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We continue to be involved in various environmental proceedings related to leased acreage.  For a further discussion, refer to Note E – Contingencies.

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

Total revenues from discontinued operations for the first nine months of 2002 were $3,669,000 compared to $39,235,000 for the first nine months of 2001.  This decline in revenues is due to fewer cattle sales in 2002 and no revenues in 2002 from the feedlot that was sold in July 2001.  The Company began the year with 4,300 head of cattle remaining to be liquidated.  All remaining cattle were sold by the end of April 2002.

Discontinued operations for the first nine months of 2002 generated a loss of $271,000 or $0.02 per share diluted, compared to income from discontinued operations of $303,000, or $0.02 per share diluted, for the same period in 2001.  The decrease from the prior year is due to losses on much of the cattle being sold during the first quarter of 2002 because of lower feeder cattle prices, the inclusion of profits from the feedlot the Company owned during the first six months of 2001, and gains from the sale of the breeding herd in 2001.

Financial Condition

Our cash, cash equivalents and short-term investments totaled approximately $26,441,000 at September 30, 2002, compared to $23,463,000 at December 31, 2001.  Working capital as of September 30, 2002 was $31,981,000 compared to $31,447,000 at December 31, 2001.  The increase in working capital during 2002 is due to the receipt of $6,600,000 from a local Community Facilities District to reimburse the Company for public infrastructure it had built in prior years related to Tejon Industrial Complex.   Partially offsetting this increase was the disposition of assets of discontinued operations, which had been recorded as current assets.  The funds generated from the disposition of these assets was used to fund real estate entitlement and development activities.

We have a revolving line of credit of $15,000,000 that, as of September 30, 2002, had no outstanding balance. This line of credit bears an interest rate that floats with changes in the lending bank’s prime interest rate.  At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.50% less than the bank’s prime lending rate. Our outstanding long-term debt, less the current portion of $1,730,000, declined by $215,000 to $14,348,000 at September 30, 2002 when compared to December 31, 2001.  Long-term debt is being used to fund real estate development infrastructure and farming assets on our land, commercial buildings in Phoenix, Arizona that were purchased in 1999, and the almond processing plant purchased in January 2000.  Long-term debt currently consists of three separate debt obligations.  One long-term note for real estate and farming purposes provides for loan amounts up to $15,000,000 has a current balance of $10,000,000, and is secured by farmland.  This note is due in 2004.  The Company can borrow up to the maximum loan amount of this note through 2004.  The maximum loan amount on this note will decrease by $1,500,000 in each of 2002, 2003, and 2004.  The second note obligation was used to purchase the buildings in Phoenix, is secured by mortgages on the buildings, has a balance of $4,638,000 and is payable in equal monthly installments through April 2009.  The last note is for a loan used to purchase the almond processing plant in 2000 and has a balance of $1,440,000 and is payable in equal annual installments of $180,000 with a final due date of June 2005.  Through September 30, 2002 we have incurred interest expense of $1,005,000 with $914,000 of that expense being capitalized.

The following table shows our contractual long-term obligations and commitments over the next five years:

	Payments Due by Period

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years

CONTRACTUAL OBLIGATIONS:
Long-Term Debt	$16,078,000	$1,730,000	$9,849,000	$132,000	$4,367,000

Total Contractual Obligations	$16,078,000	$1,730,000	$9,849,000	$132,000	$4,367,000

	Amount of Commitment Expiration Per Period

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years

OTHER COMMERCIAL COMMITMENTS:
Standby Letter of Credit	$1,250,000	$—	$1,250,000	$—	$—
Guarantees	9,600,000	9,600,000	0	—	—

Total Other Commercial Commitments	$10,850,000	$9,600,000	$1,250,000	$—	$—

The standby letter of credit is related to the issuance of Community Facility District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District.  The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds.  This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments.  This letter of credit will terminate in the future as land in the district is developed.

The guarantees consist of a $3,800,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P.  Total debt in the venture is approximately $12,025,000 and is related to the construction of the facility.  During 2003 this note is expected to be refinanced with a permanent mortgage loan, and our guarantee is expected to be no longer needed or significantly reduced.  The remaining $5,800,000 guarantee relates to debt of the Tejon Dermody Industrial LLC, an unconsolidated limited liability company to construct and market a 650,000 square foot building at the Tejon Industrial Complex.  Total debt of the entity is approximately $11,600,000 and was used in the construction of the building.  In the limited liability company agreement each member agreed to guarantee one half of the outstanding construction loan debt through the two-year term of the loan. During March 2002, a lease was signed for one half of the building, and the lease payments from this lease are sufficient to cover future debt service requirements under the current loan agreement.  We also expect to replace this loan with permanent financing.   At this time we believe that neither of the guarantees will ever be called upon because we will be able to obtain the necessary refinancing, although we have no commitments for the refinancing and there is always a risk that we may not be able to obtain it.

New Accounting Procedures

Financial Accounting Standards Board Statement (“FASB”) No. 142, Goodwill and Other Intangible Assets, was approved and issued in September 2001 and addresses amortization on Intangible Assets.  Statement 142 supercedes APB Opinion No. 17, which required amortization of goodwill and tangible assets.  The presumption that goodwill and intangible assets were wasting assets and should be amortized over a period of not more than 40 years has been altered, and now such assets are deemed to have an indefinite life and are no longer amortized.  The value of the intangible assets must be assessed annually for impairment.  This statement will have a minimal impact on our financial position or results of operations as the amount of goodwill and other intangible assets are insignificant.   The Statement was adopted for the 2002 financial year.

In September 2001 FASB Statement No. 143 was issued addressing Accounting for Asset Retirement Obligations (ARO’s).  This statement covers obligations that a company incurs for the retirement of tangible long-lived assets such as drilling rigs or manufacturing plants.  We do not anticipate this pronouncement having a significant impact on our financial position or results of operations when it becomes effective for the 2003 financial year.

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

FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of the commitment to an exit plan.  We do not expect this statement to have a significant impact on our financial position or results of operations when it becomes effective for the 2003 financial year.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk.  To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade of A or better from Moody’s or Standard and Poors.  See Note C - Marketable Securities.

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding.  The short-term line of credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature.  A portion of the long-term debt ($4,638,000 at September 30, 2002) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market.  The remaining long-term debt ($11,440,000 at September 30, 2002, including the current portion) can either be fixed for periods of time to a LIBOR rate or float with the lending bank’s prime rate.  The floating rate obligations expose us to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases.  We believe it is prudent to limit the variability of our interest payments.  To meet this objective we entered into an interest rate swap agreement to manage the potential fluctuations in cash flows resulting from interest rate risk.  See Note H – Interest Rate Risk Management.

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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2002
(Dollars in Thousands)

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value 09/30/02

Assets:
Marketable securities	$1,760	$5,860	$2,464	$2,210	$124	$—	$12,418	$12,667
Weighted average interest rate	4.39%	4.21%	6.48%	5.31%	4.50%	0.00%	4.89%	4.89%
Liabilities:
Short-term debt	$80	$—	$—	$—	$—	$—	$80	$80
Weighted average interest rate	5.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.00%	5.00%
Long-term debt	$13	$1,731	$8,710	$1,139	$63	$4,422	$16,078	$16,078
Weighted average interest rate	7.64%	8.38%	8.40%	8.36%	7.64%	7.64%	8.18%	8.18%
Swap notional amount 3-yr swap	$—	$11,440	$—	$—	$—	$—	$11,440	$11,093
Weighted average pay fixed-rate contract rate	0.00%	6.91%	0.00%	0.00%	0.00%	0.00%	6.91%	6.91%
Weighted average receive variable rate, current rate, adjusts monthly, based on LIBOR	1.82%	0.00%	0.00%	0.00%	0.00%	0.00%	1.82%	0.00%

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

In comparison to the prior year our risk in regard to fluctuations in interest rates has decreased due to the reduction in the use of both short-term and long-term lines of credit that fluctuate with the bank’s prime lending rate.  However, the risk from rate fluctuations may have increased as a result of the historically low rates that presently prevail.

Commodity Price Exposure

At September 30, 2002 we had exposure to adverse price fluctuations associated with certain inventories and accounts receivable.

Inventories consist of farming costs related to 2002 crop production.  The farming costs inventoried related to the 2002 crop are recorded at actual costs incurred.  Historically, these inventoried costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops.  These receivables are recorded as estimates of the prices that ultimately will be received for the crops.  The final price is generally not known until the third or fourth quarter of the following year.  Of the accounts receivable outstanding at September 30, 2002, $2,546,000 is at risk to changing prices.  Of the amount at risk to changing prices $2,502,000 is attributable to pistachios, and $43,600  is attributable to grapes.  The comparable amounts of accounts receivable at December 31, 2001 were $609,000 related to almonds, $1,335,000 related to pistachios, $138,000 to walnuts, and $32,000 to grapes.

Although the final price of pistachios is not presently known, over the last three years the final prices have ranged from $1.07 to $1.35 per pound.  The estimated price for recording accounts receivable at September 30, 2002 was $1.05 per pound for pistachios.  For every $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $23,832.  The price estimated for grapes was $200 per ton.  For every $1.00 change in the price of zinfandel grapes our receivable increases or decreases by $218.

ITEM 4.         CONTROLS AND PROCEDURES

Our Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Assessing the costs and benefits of such controls and procedures necessarily involved the exercise of judgment by the Chief Executive Officer and Chief Financial Officer, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14).  Based upon the foregoing, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.  There have been no significant changes in our Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that our Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits –

	3.1	Restated Certificate of Incorporation *
	3.2	Bylaws **
	10.18	Centennial Founders LLC operating Agreement	Page 25
	99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports – on Form 8-K

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

TEJON RANCH CO.

(The Company)

BY

DATE	Allen E. Lyda Vice President, Chief Financial Officer

I, Robert A. Stine, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tejon Ranch Co.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to Tejon Ranch Co., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant roll in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

ROBERT A. STINE President and Chief Executive Officer

I, Allen E. Lyda, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tejon Ranch Co.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to Tejon Ranch Co., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant roll in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

ALLEN E. LYDA Vice President and Chief Financial Officer