Form 10-K
period 2002-12-31
TEJON RANCH CO
filed 2003-03-27
CIK 96869

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  1-7183

TEJON RANCH CO.

(Exact name of Registrant as specified in its Charter)

Delaware	77-0196136

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

P.O. Box 1000, Lebec, California 93243

(Address of principal executive office)

Registrant’s telephone number, including area code:                    (661) 248-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

          The aggregate market value of Registrant’s Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 19, 2003 was $399,665,901 based on the closing price on that date on the New York Stock Exchange.

          The number of the Company’s outstanding shares of Common Stock on March 19, 2003 was 14,438,797 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

Total Pages -	78
Exhibit Index -	36

PART I

ITEM 1.	BUSINESS

Throughout Item 1 - “Business,” Item 2 - “Properties,” Item 3 - “Legal Proceedings,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk,” we have made forward-looking statements, including statements regarding strategic alliances, the almond and grape industry, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza, almond plant and industrial building, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions.  These forward-looking statements are subject to factors beyond our control (such as weather, market and economic forces) and, with respect to the future development of our land, the availability of financing and the ability to obtain various governmental entitlements.  No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

Tejon Ranch Co. is a diversified, growth oriented land development and agribusiness company whose purpose is to increase the value of our real estate and resource holdings in order to maximize stockholders’ value.  Operations consist primarily of land planning and entitlement, land development, commercial sales and leasing, income portfolio management, and farming.  Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.

Over the last several years, we have been implementing a strategy that has led to our transformation from an agricultural operations based company to a real estate development company.  In order to implement our strategy we began to pursue joint venture agreements for the development of portions of our land, began conceptual planning and land entitlement projects, and undertook a program of divesting non-strategic assets.  In the implementation of our strategic plan, we have:

•	Completed the liquidation of our cattle and feedlot operations to provide capital for the reduction of debt and for future real estate entitlement and development activities.
•	Developed Tejon Industrial Complex-West, a 351-acre commercial/industrial development. Currently, approximately one-half of the project has been sold or leased to industrial and retail users.
•

Sold 80 acres of land within Tejon Industrial Complex-West to IKEA, an international home furnishings retailer.  IKEA has constructed a regional warehouse consisting of 900,000 square feet.  IKEA is currently expanding its facilities and will ultimately have 1.8 million square feet of building when completed.

•

Completed construction of a 650,000 square foot building on 35 acres within Tejon Industrial Complex-West in a joint venture with DP Properties.  During 2002, one-half of this building was leased to Daisytek International, a distributor of computer and office supply products.

•

Signed an amended joint venture agreement with three well-known homebuilders for the creation of a new master-planned community on our land in Los Angeles County, which we call Centennial.  In August of 2002, the joint venture filed an application in Los Angeles County seeking approval to develop the Centennial project.

•

In January 2003, obtained entitlements to develop on Tejon Industrial Complex-East, an industrial/commercial development located on approximately 1,100 acres adjacent to Interstate 5 and across the freeway from Tejon Industrial Complex-West, although this project may be delayed by environmental litigation.

•	Successfully completed a rights offering on January 16, 2001, raising $30 million in new capital.
•	Began initial planning for a master-planned mountain community with homes, a golf course and spa resort, a small commercial component and substantial open space.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
(Amounts in thousands of dollars)

	2002	2001	2000

Revenues From Continuing Operations
Real estate	$11,385	$10,799	$11,589
Farming	9,434	6,425	7,225

Segment revenues	20,819	17,224	18,814
Interest income	892	1,897	632

Total revenues from continuing operations	$21,711	$19,121	$19,446

Segment Profits (Losses) and Net Income (Loss)
Real estate	$2,672	$3,571	$3,008
Farming	690	(1,343)	71

Segment profits (1)	3,362	2,228	3,079
Interest income	892	1,897	632
Corporate expenses	(3,824)	(3,347)	(3,029)
Interest expense	(116)	(695)	(1,426)

Operating income (loss) from continuing operations before income taxes and minority interest in consolidated joint venture	314	83	(744)
Equity in earnings (losses) of unconsoidated joint ventures	531	191	(642)
Minority interest in consolidated joint venture	(52)	(189)	(185)

Operating income (loss) from continuing operations before income taxes	793	85	(1,571)
Operating income (loss) from continuing operations after income taxes	492	52	(970)
Income (loss) from discontinued operations, net of applicable income taxes	(249)	242	425

Net income (loss)	$243	$294	$(545)

Identifiable Assets by Segment (2)
Real estate	$47,260	$44,523	$31,197
Farming	18,348	18,912	17,698
Corporate	35,188	35,713	49,392

Total assets	$100,796	$99,148	$98,287

(1)	Segment Profits are revenues from continuing operations less operating expenses, excluding interest income and expense, corporate expense and income taxes.
(2)

Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets.  Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, buildings and improvements, and the net assets of discontinued operations.

Real Estate Operations

Our real estate operations consist of four principal activities:  land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management.  Our 270,000-acre land holding offers significant real estate development opportunities.  Our land is characterized by diverse topography and scenic vistas and is conveniently served by three inter-regional highways.  Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 65,000 vehicles a day through our land, which includes 16 miles of Interstate 5 frontage on both sides of the freeway and the commercial land surrounding four interchanges.  The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor as well as laying the necessary groundwork (constraints and feasibility analysis) for moving forward with a potential residential and resort project.

Our commercial/industrial activities on our land include:  entitlement, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings and unleased buildings to be included in our income portfolio; and the sale of land to third parties for their own development.

During 2002 and 2001, commercial/industrial activity was principally focused on the 351-acre Tejon Industrial Complex-West at the Interstate 5/Laval Road Interchange. The activity was primarily related to infrastructure construction and marketing of commercial sites.  During March 2001, we entered into a joint venture agreement with DP Properties for the development of a 650,000 square foot building within Tejon Industrial Complex-West.  The building was completed during January 2002 and in March 2002 the joint venture entered into a 15-year lease with Daisytek International for 325,000 square feet.  During 2002, lessees opened three new retail operations within Tejon Industrial Complex-West:  McDonalds, Starbucks, and a Best Western motel.  In January 2003, IKEA, an international home furnishings retailer, who purchased 80 acres of land within Tejon Industrial Complex-West in 2000, began expansion of their current facilities.  Once completed, IKEA will have 1.8 million square feet of building within our industrial development.

We were also very involved during 2002 in securing development rights for Tejon Industrial Complex-East, an 1,100-acre commercial/industrial development adjacent to Interstate 5 and across the freeway from Tejon Industrial Complex-West.  During January 2003, we received approval for the project from the Kern County Board of Supervisors.  Development will not begin immediately within this project due to a lawsuit that has been filed by groups opposing the approval of our project.  See Item 3, “Legal Proceedings” for a further discussion of this subject.

Interest in developing industrial, warehouse, and distribution facilities within our commercial/industrial developments continues to be expressed by developers and end users.  We are currently marketing building sites within our developments to these groups.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an overview of operations and trends within the industry.

Outside of our industrial developments, we also lease to various tenants land that is used for a full-service truck stop facility, a truck wash, four auto service stations with convenience stores, four full-service restaurants, five fast-food operations, a motel, two antique shops, and a United States Postal Service facility.  We are also involved in a joint venture that owns and operates a 51-acre travel and truck stop facility, named Petro Travel Plaza, which is in Tejon Industrial Complex-West.  In addition, several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes are also leased.

During July 2001, a subsidiary of Calpine Corp. executed an agreement with us for the development of a power plant on 35 acres of land, construction of which is currently underway.  During the construction of the plant, we receive $100,000 per month for a 24-month period that began in July 2001.  Commencing when the plant becomes operational, or earlier under certain circumstances, the annual amount increases to $2,600,000 per year, and is subject to escalation based upon changes in a designated consumer price index.  We are also entitled to receive additional payments after commercial operation of the plant begins, based upon production capacity at the plant and energy prices.  The term of the agreement is 25 years from the date the plant becomes operational (or earlier under certain circumstances), and Calpine has three five-year options to extend the term.  At this time, we do not expect the power plant to be operational until late 2004 or early 2005.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities.

As of December 31, 2002, approximately 12,000 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 311,500 barrels of oil and 77,250 MCF of dry gas during 2002.  Our share of production based upon prevailing average royalty rates during the last three years has been 107, 84, and 57 barrels of oil per day for 2002, 2001, and 2000, respectively.  Approximately 400 producing oil wells were located on the leased land as of December 31, 2002.

Estimates of oil and gas reserves on our properties are unknown to us.  We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,440 acres under lease to National Cement Company of California, Inc., which we call ‘‘National,’’ for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage.  National owns and operates on the property a cement manufacturing plant having capacity of approximately 1,000,000 tons of cement per year.  The amount of payment that we receive under the lease is based upon shipments from the cement plant.  The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years.  Proceedings under environmental laws relating to the cement plant are in process; see Item 3, “Legal Proceedings.”

Our resort/residential development activities include conceptual design planning and entitlement activities related to our lands.  During the third quarter of 2002, we announced that our agreement with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. was amended to reflect a larger master-planned community development (Centennial).  The original agreement, previously announced in March 2000, called for a 4,000-acre housing development.  The agreement has been amended to accommodate a master-planned community that encompasses 11,700 acres.  The initial plans for this development were filed in Los Angeles County on August 28, 2002.  We are estimating that it could take several years in order to receive approvals from Los Angeles County to begin development within this project.  Upon completion of the development it is estimated that the community will include approximately 23,000 homes.  The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when completed, would create a substantial number of jobs.

In addition to the Centennial community project, we are engaged in the constraints and feasibility analysis and Phase I planning of a master-planned mountain community.  We envision that the major components of any project would include mountain homes, a high quality golf and spa resort, a recreational emphasis, a small commercial component and substantial open space.  We call this concept “Tejon Mountain Village.”  Although the size of this development concept has not been finalized, it could involve several thousand acres.  While we have not defined the kind of real estate interests to be offered, they could include sites for homes in a rural, mountain environment.

The sale and leasing of commercial/industrial and residential real estate is very competitive, with competition coming from numerous and varied sources around California.  The degree of competition is impacted by such factors as the supply of real estate available for sale or lease that is comparable to our property and the level of demand.  Currently, our greatest competition for commercial/industrial land comes from the inland empire region of Southern California and areas north of us in the San Joaquin Valley of California.  The greatest competition for the Centennial project will come from Southern California.

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,252, almonds—1,687, pistachios—985 and walnuts—295.  Included in these acreage figures are 300 acres of almonds to be developed during 2003.  We also grow wheat on approximately 600 acres and alfalfa on 800 acres.

We sell our farm commodities to several commercial buyers.  As a producer of these commodities, we are in direct competition with other producers within the United States and throughout the world.  Prices received by us for our commodities are determined by total industry production and demand levels.  We attempt to improve price margins by producing high quality crops through cultural practices and by obtaining better prices through marketing arrangements with handlers.  In 2000, we purchased an almond processing plant for $2,700,000 in order to control the marketing of our almond production and lower hulling/shelling and processing costs.  This facility was originally built in the 1970’s.

In 2002, our almonds were primarily sold to various commercial buyers, with one of the buyers receiving approximately 38% of the crop.  Since we now process our own almonds, we have considerably more flexibility over the timing and nature of our sales.  We do not believe that we would be adversely affected by the loss of our largest buyers because of the size of the almond market, the large number of other buyers that would be available to us and the fact that the prices for these commodities do not vary based on the identity of the buyer.

In 2002, the majority of our pistachios were sold to one customer, and our walnuts were sold to two customers, each purchasing approximately 50% of the crop.  We believe that the loss of any of these customers would not adversely impact us because, like almonds, there are a number of potential purchasers of pistachios and walnuts, and prices do not change based on the identity of the buyer.  During 2002, the majority of harvested wine grapes were sold to two wineries.  We continue to believe that there is an imbalance between the supply and demand of wine grapes as a result of so many new plantings coming into production within California. During early March 2003, we contracted all of our

2003 wine grape production.  At that time, we also contracted our French colombard grape production for 2004 and 2005.

Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops.  Large crops in California and abroad can rapidly depress prices.

Our water entitlement for 2002 available from the State Water Project was adequate for our farming needs.  The State Department of Water Resources has announced its 2003 water supply at 45% of full entitlement.  Other water supplies that the local water district will be able to make available to its farmers, combined with this level of state entitlement, are expected to provide a level of water supply that will cover all of our farming needs.  If in any year the local water district cannot meet all of our agricultural demands, we will rely on ground water sources, water transfers from the Tejon-Castac Water District and water banking arrangements that we have entered into.  Water from these sources may be more expensive because of pumping costs and transfer costs, but can be expected to make up for shortfalls of the kind we have experienced in the past.

See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, “Properties”.

Customers

In 2002, Pistachio Growers Incorporated, a purchaser of pistachios, accounted for approximately 11% of revenues from continuing operations.  During 2001, no single customer accounted for more than 10% of revenues from continuing operations.  During 2000, Golden State Vintners, a purchaser of grapes, accounted for 10% of revenues from continuing operations; and IKEA, an international home furnishing retailer,  accounted for 11% of revenues from continuing operations by purchasing land at Tejon Industrial Complex-West.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2002, we had 96 full-time employees.  None of our employees is covered by a collective bargaining agreement.

Reports

We make available free of charge through an Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish to, the Securities Exchange Commission.

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of March 25, 2003, the period the offices have been held, and the age of the executive officer.  All of such officers serve at the pleasure of the board of directors.

Name	Office	Held Since	Age

Robert A. Stine	President and Chief Executive Officer, Director	1996	56
Jeffrey H. Warren	Vice President, Property Management and Ranch Operations	2000	50
Allen E. Lyda	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	1990	45
Dennis F. Mullins	Vice President, General Counsel and Secretary	1993	50
Dennis J. Atkinson	Vice President, Agriculture	1998	52
Joseph E. Drew	Vice President, Commercial and Industrial Development	2001	60
Dana C. Severy	Senior Vice President, Residential and Resort Properties	2001	49

A description of present and prior positions with us, and business experience for the past five years, is given below.

Mr. Stine has been employed by us since May 1996, serving as President and Chief Executive Officer and as a Director.

Mr. Warren has been employed by us since December 2000, serving as Vice President, Property Management and Ranch Operations.  From March 1999 to November 2000, he was a Director and Chief Financial Officer of BB Energy, an independent oil and gas exploration and production company headquartered in Bakersfield, California.  From December 1997 to February 1999, before joining BB Energy, Mr. Warren served as General Manager and Chief Financial Officer of West Coast Quartz Corporation of Fremont, California, a manufacturer of parts for semiconductor production equipment.

Mr. Lyda has been employed by us since 1990, serving as Vice President, Finance and Treasurer.  He was elected Assistant Secretary in 1995 and Chief Financial Officer in 1999.

Mr. Mullins has been employed by us since 1993, serving as Vice President, General Counsel and Secretary.

Mr. Atkinson has been employed by us since July 1998, serving as Vice President, Agriculture.  From 1995 to 1998, he was a farm manager with Wilson Ag, an agricultural company in Kern County

Mr. Drew has been employed by us since March 2001, serving as Vice President, Commercial and Industrial Development.  From 1997 to 2001, he served as President of the International Trade and Transportation Center, a commercial and industrial development of The Allen Group located north of Bakersfield involving more than 700 acres.

Mr. Severy has been employed by us since September 2001, serving as Senior Vice President, Residential and Resort Properties.  From 1995 to 2001, he served as the Vice President of Resort Development for Intrawest Corporation, a leading resort developer in North America.

ITEM 2.	PROPERTIES

Our 270,000  acres include portions of the San Joaquin Valley,  portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. A number of key transportation and utility facilities cross our land, including Interstate 5, California Highways 58, 138 and 223, the California Aqueduct (which brings water from Northern California), and various transmission lines for electricity, oil, natural gas and communication systems.

Approximately 247,000 acres of our land are located in Kern County, California.  The Kern County General Plan for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities.  While the County General Plan is intended to provide general guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs.  In addition to conforming to the General Plan, much of our land will require specific zoning and site plan approvals prior to actual development.

The remainder of our land, approximately 23,000 acres, is in Los Angeles County.  This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies which contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints.  We are currently pursuing entitlements for a master-planned community on 11,700 acres of this land. See Item 1, ‘‘Business—Real Estate Operations.’’

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

Water Rights

Existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, which we call the ‘‘Wheeler Ridge Water District,’’ provide for water entitlements and deliveries from the California State Water Project to our agricultural operations in the San Joaquin Valley.  The term of these contracts extend to 2035.  Under the contracts we are entitled to annual water for 5,496 acres of land, which is adequate for our present farming operations.

In addition to our agricultural contract water entitlements, we have an additional entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential and/or commercial development in Kern County.  The Tejon-Castac Water District, a local water district serving only our land and land we have sold in the Tejon Industrial Complex, has 5,278 acre feet of State Water Project entitlement, or enough to supply over 10,000 average families assuming 100% delivery.  In addition, Tejon-Castac has over 21,000 acre feet of water stored in Kern County water banks.  Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between Tejon-Castac and our Company.  Tejon-Castac is the principal water supplier to the Tejon Industrial Complex, and would be the principal water supplier for any significant residential and recreational development in Tejon Mountain Village.

The years 1995 through 2000 were excellent water years with 100% of our water entitlement being available from the State Water Project in each of 1995 – 1999, and 90% in 2000.  While in the years 2001 and 2002 Project allocations were only 39% and 70%, respectively, the Wheeler Ridge Water District was able to supply us with 100% of our farming demands.  In some of these years, there was also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the higher priced State Water Project water.  Both the Wheeler Ridge Water District and Tejon-Castac are able to bank (percolate into underground aquifers) some of their excess supplies for future use. The Wheeler Ridge Water District expects to be able to deliver our entire contract water entitlement in any year that the State Water Project deliveries exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply.  However, if State Water Project deliveries are less than 30% of our entitlement in any year, or if less severe shortages continue for a sustained period of several years, then the Wheeler Ridge Water District may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfers from the Tejon-Castac Water District and water banking assets to supply the shortfalls to our farming operations.  Water from these sources may be more expensive because of pumping costs and/or transfer costs.  Also, as we develop our real estate for residential, commercial and industrial uses, there will be less water available for agriculture from the Tejon-Castac Water District.  A 45% allocation has been made by the State Water Project for 2003.  With this allocation, along with the Wheeler Ridge Water District’s additional supplies, we believe that we will have adequate water supplies for farming in 2003.

The water contracts with the Wheeler Ridge Water District and with Tejon-Castac require annual payments related to the fixed costs of the California State Water Project and each district, whether or not water is used or available.  The contracts also establish a lien on benefited land.

The water agency serving the Los Angeles County portion of our land, the Antelope Valley-East Kern Water Agency, has significant surplus entitlement and, although no assurance has been given, it has indicated that it would be able to provide a significant portion of the water needed for Centennial.

Portions of our property also have available groundwater.  That source would be sufficient to supply significant commercial development in the Interstate 5 corridor and provide a significant portion of the water needed for development at Centennial and Tejon Mountain Village.

Historic State Water Project restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995, and the parties to a lawsuit challenging such removal have agreed to a settlement which would allow such removal to continue while the environmental impacts are studied.  For this purpose ‘‘municipal’’ use includes residential and industrial use.  Therefore, although only 2,000 of Tejon-Castac’s 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on Tejon-Castac’s ability to deliver the remaining water to residential or industrial developments. However, for political and regulatory reasons, it is unlikely that we would be able to direct any of our Wheeler Ridge Water District agricultural entitlement to municipal or industrial uses.

ITEM 3.	LEGAL PROCEEDINGS

We lease land to National Cement Company of California, Inc. (“National”) for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage.  See Item 1, “Business – Real Estate Operations.”  In February 2002, National’s former subtenant, Systech Environmental Corporation (“Systech”), submitted to the California Department of Toxic Substances Control (“DTSC”) its final closure report for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from us.  Systech’s removal of certain contaminated soils is described in the final closure report.  We are advised that Systech expects DTSC approval of its final closure report substantially in the form submitted.

In September 1994, the California Regional Water Quality Control Board (“RWQCB”) for the Lahontan Region issued a cleanup and abatement order with respect to an underground plume of chlorinated hydrocarbon compounds on certain property we lease to National for cement plant and related purposes.  This order, as amended on September 22, 2000, directs Lafarge Corporation (“Lafarge”), the successor to the previous tenant, National and us to, among other things, investigate the source and extent of the contamination and initiate cleanup.  We were ordered to complete the required investigation and cleanup only if Lafarge and National fail to do so.  We are advised that Lafarge and National have completed their investigation, and have installed a groundwater pump-and-treat system to clean up the groundwater.  In 1991 and 2000, Lafarge and National removed certain soils, which were the principal source of the contamination, from the property.

In May 2000, the RWQCB issued waste discharge requirements requiring National, Lafarge and us to consolidate, close and cap cement kiln dust piles located on land leased from us, and maintain and monitor the effectiveness of the cap.  We were ordered to undertake these activities only if National and Lafarge fail to do so.  We are advised that National and Lafarge have consolidated, closed and capped the cement kiln dust piles.  Maintenance of the cap and groundwater monitoring remain as on-going activities.

In October 1990, the RWQCB issued a cleanup and abatement order with respect to an industrial waste landfill on the property.  This order, as amended on September 22, 2000, requires Lafarge and us to complete the cleanup of groundwater associated with the landfill.  We were ordered to undertake these activities only if Lafarge fails to do so.  We are advised that the RWQCB has approved Lafarge’s remedial plan recommending that the low-level groundwater contamination at the landfill be addressed by natural attenuation.  Groundwater monitoring remains as an ongoing activity.  Lafarge previously removed waste historically disposed of in the landfill and transported that waste off-site for disposal.

On September 22, 2000, the RWQCB ordered Lafarge, National and us to investigate the extent of contamination resulting from a diesel fuel tank and pipeline and initiate cleanup activities.  We were ordered to undertake these activities only if Lafarge and National fail to do so.  We are advised that Lafarge and National have completed their investigation and installed an air sparging system to clean up the soil and ground water.  Operation of the air sparging system remains as an on-going activity.

To date, we are not aware of any failure by Lafarge or National to comply with the orders of the RWQCB or to pursue the cleanup and investigation actions as informally instructed by RWQCB staff.  We have not been directed by the RWQCB to perform any of the investigative, characterization, remediation or removal activities.

Under the lease between National and us, the tenant is obligated to indemnify us for costs and liabilities arising directly or indirectly out of the use of the leased premises by the tenant.  All obligations under this indemnity provision arising after the assignment of the lease to National (which occurred in November 1987) were assumed by National, and Lafarge has liability for all obligations under the indemnity provisions arising before the assignment.  National’s obligation is guaranteed by its parent, National Cement Company, Inc.  We believe that all of the matters described above in this Item 3 are included within the scope of the National or Lafarge indemnity obligations.

The Company believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters.  Therefore, we believe that it is unlikely that any cleanup orders issued by the RWQCB will have a material effect on us.  If, however, National and Lafarge do not fulfill their cleanup responsibilities and we are required at our own cost to perform the remedial work likely to be mandated by the regulatory agencies on the sites described above, the amount of any such expenditure by us could be material.

On February 20, 2003, the Center for Biological Diversity and other anti-growth environmental groups filed a lawsuit in Kern County Superior Court against Kern County in which a subsidiary of the Company is the real party in interest.  This suit challenges the County’s certification of the environmental impact report for Tejon Industrial Complex-East (“TIC-East”), the Company’s 1100-acre expansion of the industrial park at the south end of the San Joaquin Valley.  Principal environmental issues raised in the suit involve the project’s likely effects on air quality and endangered species, the impact of converting farmland to development and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on the Ranch and elsewhere.  The suit also challenges the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies.

The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.  The Company believes that the lawsuit is without merit, and intends to defend it vigorously.

The suit does not ask for damages, but if plaintiffs prevail, the Company would be called upon to pay their attorneys fees.  The biggest impact of the suit is to raise questions as to the practicality of developing TIC-East while the suit is pending.  While a delay in the Company’s ability to develop TIC-East could restrict its opportunities to serve industrial customers, the Company has inventory of land remaining at the approved industrial development across the freeway.  This opportunity cost would be partially offset by postponing incurring capital expenditures for TIC-East infrastructure.  The suit is expected to be heard by the trial court judge this summer, with a decision rendered shortly thereafter.  Appeals to California’s intermediate appeals court and the California Supreme Court could extend the effects of the suit after a decision is rendered by the trial court.  If plaintiffs prevail, which the Company considers unlikely, further delays would be incurred while the environmental impact report is revised to correct any deficiencies determined to exist, re-approved by the County and possibly re-litigated by the plaintiffs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sale prices for our Common Stock on the New York Stock Exchange for each calendar quarter during the last two years.

	2002		2001

Quarter	High	Low	High	Low

First	$32.10	$23.71	$25.85	$19.00
Second	35.13	27.50	28.50	22.81
Third	32.50	22.00	28.49	20.05
Fourth	31.85	23.00	24.73	21.00

As of March 19, 2003, there were 554 owners of record of our Common Stock.

No dividends were paid in 2002 or 2001. In May 2000, the Board of Directors decided to discontinue payment of dividends in order to conserve cash for the operations of the Company.  Any future determination to pay dividends will be made at the discretion of the Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and other factors as the Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31
(in thousands of dollars, except
per share amounts)

	2002	2001		2000	1999		1998

Total revenues from continuing operations, including interest income	$21,711	$19,121		$19,446	$16,978	(2)	$18,011	(3)
Operating income (loss) from continuing operations after tax	492	52		(970)	1,041	(2)	2,818	(3)
Income (loss) from discontinued operations, net of applicable income taxes	(249)	242		425	140		191
Cumulative effect of change in an accounting principle, net	—	—		—	—		130

Net income (loss)	$243	$294		$(545)	$1,181	(2)	$3,139	(3)

Total assets	$100,796	$99,148		$98,287	$91,519		$73,014
Long-term debt, less current portion	$14,336	$14,563		$19,323	$18,981		$—
Stockholders’ equity	$73,594	$72,129	(1)	$42,489	$43,160		$42,705
Income (loss) per share, diluted	$0.01	$0.02		$(0.04)	$0.09	(2)	$0.25	(3)
Cash dividends declared and paid per share	$—	$—		$—	$0.05		$0.05

(1)

Includes net proceeds from a rights offering made to our stockholders with respect to our common stock completed in January 2001 and resulting in net proceeds to the Company of approximately $29,600,000.

(2)	Includes receipt of one time payment of $1,750,000 ($1,085,000 net of tax or $.09 per share) from a fiber optic easement sale.
(3)	Includes receipt of one time payment of $4,250,000 ($2,569,000 net of tax or $0.20 per share) from the sale of land to Northrop Grumman Corp. This land was previously leased to Northrop.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

See Part I, Item 1, “Business” for cautionary statement regarding forward looking information.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, and the operations of joint ventures.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition – The Company’s revenue is primarily derived from rental revenue from our rental portfolio, royalty revenue from mineral leases, sales of farm crops, and land sales.
Rental and royalty revenue is recognized when due from tenants.  Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease.  The financial terms of leases are contractually defined.  Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy.  Revenues related to our agreements with Calpine are recognized when earned due to the long time frame for construction and the uncertainty related to the timing of completion and beginning of plant operations.

At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and any related inventory costs are recognized, which traditionally occurs during the third and fourth quarters of each year.  Orchard (almonds, pistachios, and walnuts) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price.  Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops.  This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community.

For the 2002 orchard crops we estimated almond revenues to be $2,184,000, or $1.03 per pound on average, pistachio revenue to be $2,739,000, or $1.14 per pound, and walnut revenue to be $468,000, or $.50 per pound.  These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2002.  Over the last three years prices received on almonds have ranged from $.89 to $1.25 per pound.  Pistachio prices over the last three years have ranged from $1.05 to $1.28 per pound, and walnut prices have ranged from $.45 to $.60 per pound.  If we were to assume that our above estimates for 2002 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $270,000, or 5% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $.05 from the midpoint.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets.  Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known.  The net effect of these adjustments increased farming revenue $25,000 in 2002, and decreased farming revenue $100,000 in 2001, and $231,000 in 2000.

If we were to change our estimate of 2002 orchard crop revenues to the low end of the estimate range, there would be no material impact on our liquidity or capital resources.

Our estimate of orchard crop revenues is a critical accounting estimate for our farming segment.  Management of the Company has discussed the development and selection of this critical accounting estimate with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

In recognizing revenue from land sales, the Company follows the provisions in Financial Accounting Standards Board (“FASB”) Statement No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), to record these sales.  SFAS 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded.  For example, SFAS 66 requires a land sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination.  In addition, the seller cannot retain any material continuing involvement in the property sold.

Capitalization of Cost  - The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and indirect project costs that are associated with the acquisition, development, or construction of a project.  Costs currently capitalized that in the future would be related to any abandoned development opportunities will be written off if we determine such costs do not provide any future benefits.  Should development activity decrease, a portion of interest, property taxes, and insurance costs would no longer be eligible for capitalization, and would be expensed as incurred.

Allocation of Costs Related to Land Salesand Leases – When we sell land within one of our real estate developments and we have not completed all infrastructure development related to the total project, we follow SFAS 66 and FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale.  In the calculation of cost of sales or allocations to leased land we use estimates and forecasts to determine total costs at completion of the development project.  These estimates of final development costs can change as conditions in the market change and costs of construction change.

In preparing these estimates we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed.  These estimates become more accurate as the development proceeds forward due to historical cost numbers and to the continued refinement of the development plan.  These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated.  During 2002, $.96 per square foot of cost was allocated to sold and leased land as a cost of development.  Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development.  If, however, this estimate decreases, net profits as well as liquidity will improve.

We believe that the estimates used related to cost of sales and allocations to leased land is a critical accounting estimate and will be more significant as we grow as a real estate development company because:  the estimates are very susceptible to change from period to period because they require management to make assumptions about costs of construction, absorption of product, and timing of completion of project; and changes to these estimates could have a material impact on the recognition of profits from the sale of land within our developments.  Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to it in this MD&A.

Impairment of Long-Lived Assets – We evaluate our property and equipment and development projects for impairment whenever indicators of impairment exist.  Accounting standards require that if the sum of the future cash flow expected to result from a company’s asset, undiscounted and without interest charges, is less than the reportedvalue of the asset, an asset impairment must be recognized.  The amount of the impairment is determined by subtracting the fair value of the asset from the reported value of the asset.

We currently operate in two segments:  real estate and farming.  At this time there are no assets within our real estate or farming segments that we believe are in danger of being impaired due to market conditions.

We believe that the accounting estimate related to asset impairment is a critical accounting estimate because:  it is very susceptible to change from period to period; it requires management to make assumptions about future prices, production, and costs; and, the potential impact of a loss from impairment could be material to our earnings.  Management’s assumptions regarding future cash flows from real estate developments and farming operations have fluctuated in the past due to changes in prices, absorption, production and costs, and are expected to continue to do so in the future as market conditions change.  Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure relating to it in this MD&A.

In estimating future prices, absorption, production, and costs we use our internal forecasts and business plans.  We develop our forecasts based on recent sales data, historical absorption and production data, and discussions with commercial real estate brokers and potential purchasers of our farming products.

Investment in Joint Ventures -– Investments in unconsolidated joint ventures are accounted for under the equity method.  Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize our share of earnings or losses.  Investments are evaluated as to the future recoverability of value.  Any permanent loss in value of an investment will be recognized in the period the impairment was identified.

New Accounting Pronouncements

The accounting policies adopted during 2002 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

In September 2001, FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations”.  This statement covers obligations that a company incurs for the retirement of tangible long-lived assets such as drilling rigs or manufacturing plants.  We do not anticipate this pronouncement having a significant impact on our consolidated financial position or results of operations when it becomes effective for the 2003 financial year.

FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of the commitment to an exit plan.  We do not expect this statement to have a significant impact on our consolidated financial position or results of operations when it becomes effective for the 2003 financial year.

On December 31, 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-based Compensation – Transition and Disclosure.”  SFAS 148 amends SFAS 123, “Accounting for Stock-based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure, in the summary of significant accounting policies, of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25

SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 and APB Opinion No. 28 are effective for fiscal years ending after December 15, 2002.  The Company has implemented these new disclosure provisions.  See the disclosure in Note 7 of Notes to Consolidated Financial Statements.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002.  The initial recognition and measurement requirements of the interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  We are currently evaluating the impact of the required accounting treatment under the interpretation for guarantees issued or modified after December 31, 2002, which could require the recording of a guarantee liability equal to its estimated fair value based on the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement.  We have not yet determined the anticipated impact of the application of the interpretation, however it could have a significant impact on our consolidated financial position when it becomes effective for the 2003 financial year.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003.  This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics.  The implementation of this interpretation could have a material impact on our consolidated financial statements because we may have to begin to consolidate one or more of the joint ventures we have entered into.  We are currently reviewing all of our joint venture agreements to determine what the potential impact may be related to the implementation of this interpretation.

Results of Operations

As reflected in the accompanying consolidated financial statements, we had net income of $243,000 in 2002, net income of $294,000 in 2001, and a net loss of $545,000 in 2000.

Net income for 2002 declined when compared to 2001 due to lower real estate operating profits, reduced interest income, higher corporate expenses, and losses from discontinued operations.  These unfavorable variances were partially offset by improved profits from farming and equity in earnings of unconsolidated joint ventures.

Net income for 2001 improved when compared to 2000 due primarily to higher operating profits within the real estate division, increased interest income, and lower interest expenses.  These favorable variances were partially offset by losses from farming and higher corporate expenses.

Net income for 2002 consists of income from continuing operations of $492,000 and a loss from discontinued operations of $249,000.  Net income for 2001 consisted of income from continuing operations of $52,000 and income from discontinued operations of $242,000.  A significant portion of the income from discontinued operations resulted from the sale of assets of our cattle and feedlot operations.

Real Estate.  Segment operating profits within real estate during 2002 were $2,672,000, a decrease of $899,000 when compared to 2001 segment profits.  The decline in segment profits during 2002 was due primarily to an increase in segment expenses and reduced revenues associated with the power plant lease.  Revenues from the power plant agreement declined approximately $2,400,000 during 2002 due to the earning of milestone payments in 2001 related to easements and use of our land.  Expenses increased due to the continued expansion of our real estate activities.  Marketing and transaction costs related to our development projects increased $437,000 during 2002.  Property management costs, which included costs related to leased property and expenses associated with the management of the ranch, had a net increase of $452,000 during 2002.  Staff costs increased $287,000 during 2002 due to the timing of hiring staff during 2001, and insurance costs allocated to real estate increased $242,000 due to a hardening of general liability and property insurance markets over the last two years.  These unfavorable variances were partially offset by increases in lease revenues, oil and mineral royalties, easement sales, and land sales.  Lease revenues increased $232,000 due to three new leases coming on-line during 2002 and to a full year of grazing lease revenue.  Oil and mineral royalties grew $452,000 when compared to 2001 due to higher oil prices and increased production related to the cement plant lease.  During 2002, we also received a $1,375,000 easement payment related to a natural gas pipeline that crosses our land and we sold approximately 5.8 acres of land recognizing a gain of approximately $891,000.

Equity in earnings of unconsolidated real estate joint ventures increased $340,000 during 2002 due primarily to continued improvements in operations at Petro Travel Plaza.  Results of operations at the Petro Travel Plaza joint venture increased $512,000 compared to the prior year due to an increase in volume of activity and improved margins on gasoline and diesel sales. Cash flows continued to improve during 2002 and expectations are for continued growth in the future as the Tejon Industrial Complex continues to grow and as more travelers and trucking professionals place Petro on their refueling schedules.  These joint venture profits were partially offset by a loss of $172,000 within the Dermody/Tejon joint venture.  This loss was the result of depreciation and interest expense  for the entire development, and costs early in 2002 associated with leasing one-half of the building within the venture being greater than the revenue generated from leasing one-half of the building.

Near term activities within the real estate segment will be focused on the development of commercial/industrial products, the receipt of entitlements for the Centennial project in Los Angeles County, and completion of constraints and feasibility analysis and planning related to the Tejon Mountain Village concept.  In the marketing of Tejon Industrial Complex, we have seen signs that leasing activity has begun to slow down and that lease prices have been gradually declining within industrial developments in the Los Angeles area.  We have, however, seen a continuing interest in our industrial product due to the size of buildings that can be built within our development.  Our development fits very well within the new logistics model that companies are beginning to use that favors larger single site buildings rather than a number of decentralized smaller distribution centers.  Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size.  We feel that in the future our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage.

The Real Estate segment will continue to see increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.  During 2003 we are also anticipating a decline in revenues from the power plant agreement due to the timing of the plant becoming operational.  The power plant agreement allows for a twelve-month grace period beginning July 2003 ($100,000 per month) in the event construction is not completed and the plant is not operational.  Whether or not the plant is operational, contractual payments are scheduled to resume in July 2004.

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

Real Estate segment operating profits of $3,571,000 in 2001 were $563,000, or 19% higher than 2000 segment profits.  The improvement in 2001 segment profits is due to a slight increase in revenues and to lower expenses.  The slight improvement in revenues was due to an increase in oil and mineral income of $194,000, increased lease income from our portfolio of properties of $1,190,000, and additional milestone payments for use of land, easements, and services provided related to the Calpine power plant project of $1,500,000.  These gains in real estate revenue were partially offset by the sale of land for $2,000,000 and the settlement of an easement payment for $801,000 during 2000.  Expenses declined $1,353,000 in 2001 due to no cost of sales and commissions associated with the sale of land when compared to the prior year and to lower indirect real estate project expenses.  These improvements were partially offset by higher staffing costs and marketing costs during 2001.

The increased equity in earnings from our investment in Petro Travel Plaza of $183,000 for 2001 was due to a continued increase in customers, improved margins on diesel and gasoline sales as our cost of sales declined throughout the year, and improved cost controls.

See Part I, Item 1 - “Business – Real Estate Operations” for a further discussion of real estate development activities.

Farming.  Farming segment profits of $690,000 in 2002 increased $2,034,000 when compared to a loss of $1,343,000 in 2001.  The improvement in 2002 segment profits is due to an increase in almond revenues of $1,610,000, higher pistachio revenues of $994,000, improved walnut revenues of $203,000, and an increase in revenues of $120,000 at our almond processing plant.  These increases in revenues were partially offset by increased cultural costs, and by higher operating costs at Pacific Almond, our almond processing plant.  Cultural costs increased $660,000 due to higher harvesting costs and pest control costs.  Net operating costs at Pacific Almond grew $568,000 due primarily to additional staffing and supplies cost related to an increase in the number of almonds processed at the plant.  Partially offsetting these increases in cost was a reduction in fixed water costs of $295,000.

Almond revenues increased during 2002 due primarily to higher production when compared to the prior year.  The increase in production was due to excellent weather during the bloom period for almonds and to 335 acres of almonds producing their first full crop.  Almond prices for 2002 were also slightly higher than the prior year due to stronger demand for the product.  Included within the increase in almond revenues is approximately $231,000 of earnings related to the receipt of crop insurance proceeds related to the 2001 crop.

Pistachio revenues are higher in 2002 due to a continuing improvement in production and to improved prices when compared to 2001.  Production increased due to excellent weather during the growing season and to production being higher than expected from our young pistachio orchard.  Pistachios are generally an alternate bearing crop; this means that a year of low production follows a year of high production.  Since 2002 was a large pistachio crop, we expect 2003 to have lower production.  The improvement in walnut revenues is due to improved production, better pricing, and the receipt of $135,000 of crop insurance proceeds related to the 2001 crop.

Industry expectations are that statewide almond and pistachio crop yields on average should continue to improve, which may negatively impact prices if demand for those products fails to keep pace with production.  We continue to expect pricing pressure on our almonds and pistachios over the next few years due to new statewide plantings beginning to produce higher volumes of these crops. This increase in production may be somewhat negated by old almond orchards being removed as they become uneconomical to farm. The potential increase in almond production will positively impact our almond processing operation because of more almonds being available to process.  All of our crops are particularly sensitive to the size of each year’s world crop.  Large crops in California and abroad can rapidly depress prices.

During 2002, on a statewide basis, both almonds and pistachios experienced record production levels.  Even at high production levels, prices remained stable due to increasing demand for these crops.

Wine grape revenues during 2002 were flat when compared to 2001.  Grape prices however continued to be depressed during 2002, and we expect that these depressed prices will continue throughout 2003.  The growth in grape production within California is the primary reason for the decline in wine grape prices.  Improved prices will be realized only if demand continues to improve for wine and grape products or there is a significant reduction in the number of acres used for grape production within California. During early March 2003, we contracted our 2003 grape production.  At that time, we also contracted our French colombard grape production for 2004 and 2005.

During 2001, the Farming Division sustained a loss of $1,343,000, a decrease of $1,414,000 when compared to 2000 segment profits.  The decline during 2001 was due to a decrease in grape revenues of $815,000, lower almond revenues of $900,000, reduced rental revenues of $381,000 and increased fixed water costs of $390,000.  These unfavorable variances were partially offset by increased pistachio revenues of $873,000 and walnut revenues increasing $165,000.

Grape revenues continued to decline during 2001 due to lower prices and to reduced production.  Grape prices declined approximately 27% when compared to 2000 prices.  Grape production declined due primarily to the removal of 247 acres of unprofitable cabernet sauvignon grapes.  The overall decline in grape prices was directly related to the growth in production throughout California.

Almond revenues during 2001 declined due to a large drop in production.  The decline in production was due to storms that impacted the pollination period and to storm damage to trees.  The damaged trees were ultimately removed due to the damage sustained in the storms and to the age of the damaged trees.  Pistachio revenues increased in 2001 due to production doubling when compared to 2000 production.  A large part of the increase in production was due to 300 acres of young pistachio trees producing their first full crop.  The improvement in walnut revenues is due primarily to increased production.

For a further discussion of the farming operations, refer to Part I, Item I,  “Business - Farming Operations”.

Interest.  Interest and investment income during 2002 fell approximately $1,000,000 due to fewer funds being invested and to lower interest rates on funds invested.  The decline in funds invested was due to the liquidation of debt in 2001 and to expenditures on property and equipment that reduced cash available for investment in 2002.

Interest and investment income for 2001 increased $1,265,000 to $1,897,000 when compared to 2000 interest income.  The receipt of funds associated with the rights offering, which was completed during January 2001, primarily drove the increase.  The increase in income from additional funds invested was partially offset by lower interest rates during the year.

Interest expense for 2002 was $134,000, of which $18,000 is included in discontinued operations, compared to interest expense of $1,136,000 in 2001, of which $441,000 is included in discontinued operations.  Interest expense declined due to lower average outstanding amounts on credit lines and to the capitalization of interest expense due to the growth of our real estate development activities.  Interest incurred and paid in 2002 was $1,381,000 compared to $2,602,000 in 2001, of which $1,246,000 and $1,466,000 were capitalized, respectively.

Interest expense during 2001 was $1,136,000, of which $441,000 is included in discontinued operations, compared to interest expense of $2,701,000 in 2000, of which $1,275,000 is included in discontinued operations.  The decrease in interest expense was due to liquidation of debt throughout the year.  Debt declined due to the disposal of our livestock operations throughout the year and to using cash from the rights offering to reduce debt.  Interest incurred and paid in 2001 was $2,602,000 compared to $3,590,000 in 2000, of which $1,466,000 and $1,174,000 were capitalized, respectively.  Interest capitalized increased during 2001 due to the growth in our real estate development activities.

Corporate Expenses.  Corporate expenses during 2002 were $3,824,000, an increase of $477,000 when compared to 2001 corporate expenses.  The increase is due to higher staffing and benefit costs ($190,000), increased professional service fees ($66,000), higher community and charitable donations ($109,000), and an increase in insurance costs ($106,000).

Corporate expenses in 2001 were $3,347,000, an increase of $318,000 when compared to 2000 corporate expenses.  The increase during 2001 is due to higher professional service fees related to accounting and legal costs ($76,000), higher staffing costs related to deferred stock compensation costs and employee benefits ($180,000), and to higher depreciation expense ($66,000).

Discontinued Operations.  During April 2001, we finalized a plan for the sale of our cattle and feedlot division.  Since then, we have disposed of our cattle and feedlot operations to provide capital for real estate development activities and to reduce outstanding debt.  While the sale of livestock assets has provided working capital, it has also resulted in the loss of significant revenues even after taking into account the revenue stream from the grazing leases we entered into in connection with the sale of the breeding herd.  While the operations of the livestock division created significant revenues they also used large amounts of debt and working capital.  We believed that our working capital and debt facilities would be better allocated to potentially higher returning and value enhancing real estate development activities, which led to our decision to dispose of the livestock division assets.  During April 2002, we completed the process of liquidating the remaining stocker cattle herd and livestock assets that were still owned at December 31, 2001.

Discontinued operations during 2002 generated a loss of $249,000, or $.02 per share diluted, compared to income from discontinued operations of $242,000, or $.02 per share diluted, for 2001.  The decrease from the prior year is due to a decline in revenues as a result of fewer cattle sales in 2002 and losses on many of the cattle sold because of lower prices in early 2002.  In addition, during 2002 we recognized no revenues from the feedlot that was sold in July 2001 or gains from the sale of the breeding herd that occurred in 2001.

Income from discontinued operations, net of applicable taxes, of $242,000 during 2001 was $183,000 less than the $425,000 of income from discontinued operations, net of taxes, in 2000.  The decline in income is largely due to revenues from discontinued operations of $48,426,000 decreasing $1,593,000 when compared to the $50,019,000 of revenues for 2000.  This reduction in revenues is primarily due to fewer cattle being sold when compared to 2000 and to lower prices on cattle during the fourth quarter of 2001.  During 2001, approximately 8,200 fewer head of cattle were sold.  This reduction in cattle sold is due to replacement cattle not being purchased throughout the year that possibly could have been sold because of the decision to dispose of our livestock and feedlot assets.  Partially offsetting this decline in revenues was a corresponding decline in expense due to fewer cattle being sold and to cattle inventory numbers declining throughout the year.

Inflation, Risks, and Related Factors Affecting Forward-Looking Information.  The risks and uncertainties described below are not the only ones facing our company.  If any of the following risks actually occurs, our business, financial condition, results of operations or future prospects could be materially adversely affected.  Our strategy, focused on more aggressive development of our land, involves risk and could result in operating losses.

Cyclical Industry. The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:
•	Employment levels
•	Availability of financing
•	Interest rates
•	Consumer confidence
•	Demand for the developed product, whether residential or industrial

The process of development of a project begins, and financial and other resources are committed, long before a real estate project comes to market, which could occur at a time when the real estate market is depressed.  It is also possible in a rural area like ours that no market for the project will develop as projected.

Interest Rates.  Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, and that can lead to a decrease in the demand for residential, commercial or industrial sites.  Any decrease in demand will negatively impact our proposed developments.  Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

Government and Environmental Regulations.  In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, and construction guidelines.  These requirements can possibly include restrictive zoning and density provisions that limit the number of homes that can be built within the boundaries of a particular area, which may impact the financial returns from a given project.  In addition, we are subject to statutes and regulations concerning the protection of the environment.  Environmental laws that apply to a given site can vary greatly according to the site’s location, condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species.  Environmental laws and conditions may result in delays and/or cause us to incur additional costs for compliance, mitigation and processing land use applications.  In addition, many states, cities and counties have in the past approved various “slow growth” measures.  If that were to occur in our region, our future real estate development activities could be significantly adversely affected.

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

Key Personnel. We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

We currently depend heavily on the services of Robert A. Stine, our President and Chief Executive Officer, and a number of other key management personnel.  The loss of Mr. Stine’s services or that of other key personnel could materially and adversely affect our results of operations, financial condition, or our ability to pursue land development.  Our success will also depend in part on our ability to attract and retain additional qualified management personnel.  Competition for such personnel is strong in the real estate and land development industry and we may not be successful in attracting or retaining the personnel we require.

Only a Limited Market Exists for Tejon Ranch Common Stock Which could lead to Price Volatility.  Our common stock was designated for quotation on the New York Stock Exchange in July 1999 and trading volumes since that time have been modest.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock.

Concentrated Ownership of our Common Stock Creates a Risk of Sudden Change in our Share Price.  As of March 19, 2003, directors and members of our executive management team beneficially owned or controlled approximately 52.2% of our common stock.  Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock.  The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock.  In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of  our common stock to decline or fluctuate significantly.

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

Other Risks. We may also encounter other difficulties in developing our land, including:
•	Natural risks, such as geological and soils problems, earthquakes, heavy rains and flooding and heavy winds;
•	Shortages of qualified tradespeople;
•	Reliance on local contractors, who may be inadequately capitalized;
•	Shortages of materials; and
•	Increases in the cost of certain materials.

Financial Condition.  Our cash, cash equivalents and short-term marketable securities totaled approximately $25,240,000 at December 31, 2002, an increase of $1,777,000 from the corresponding amount at the end of 2001.  Working capital at the end of 2002 was $30,515,000, which is $1,071,000 less than working capital at the end of 2001.  Cash, cash equivalents and short-term marketable securities increased during 2002 due to the liquidation of the remaining discontinued assets, the receipt of bond reimbursement proceeds, and funds from the exercise of stock options.  These increases were partially offset by property and equipment expenditures, land development project costs, and the financing of receivables and inventories.  Working capital decreased due to a decline in current assets.  The decrease in current assets is primarily related to the liquidation of the remaining assets of discontinued operations.  The funds from these assets were used throughout the year to fund operations and property and equipment expenditures.

During 2001 the principal uses of cash and cash equivalents consisted of capital expenditures related to real estate development activities, financing of receivables and inventories, and the reduction in both short-term and long-term debt.

We have a secured revolving line of credit of $15,000,000 that, as of December 31, 2002, had no outstanding balance.  This line of credit bears interest at a rate which floats with changes in the lending bank’s prime interest rate.  At our option the interest rate on this line of credit can be fixed for a period of time at 1.50% over a selected LIBOR rate or float at .50% less than the bank’s prime lending rate.  During 2001 short-term debt declined significantly due to the disposition of livestock assets and to the use of proceeds from the rights offering that was completed earlier in 2001.

Our outstanding long-term debt, less current portion of $1,731,000, declined $227,000 to $14,336,000 at the end of 2002 when compared to 2001.  Long-term debt is being used to fund real estate development infrastructure and farming assets on our land, commercial buildings in Phoenix, Arizona that were purchased in 1999, and the almond processing plant purchased in January 2000.  Long-term debt currently consists of three separate debt obligations.  One long-term note for real estate and farming purposes provides for loan amounts up to $10,500,000, has a current balance of $10,000,000, and is secured by farmland.  This note comes due in 2004.  The second note obligation was used to purchase the buildings in Phoenix, is secured by mortgages on the buildings, and has a balance of $4,627,000. The last note is for a loan used to purchase the almond processing plant in 2000 and has a balance of $1,440,000.

The following table shows our long-term obligations and commitments over the next five years:

	Payments Due by Period

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years

CONTRACTUAL OBLIGATIONS:
Long-term debt	$16,067,000	$1,731,000	$8,950,000	$491,000	$4,895,000

Total contractual obligations	$16,067,000	$1,731,000	$8,950,000	$491,000	$4,895,000

	Amount of Commitment Expiration Per Period

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years

OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$1,250,000	$—	$1,250,000	$—	$—
Guarantees	7,253,000	5,878,000	1,375,000	—	—

Total other commercial commitments	$8,503,000	$5,878,000	$2,625,000	$—	$—

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

The guarantees consist of a $1,375,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P.  Total debt in the venture is approximately $12,000,000 and is related to the long-term financing of the facility.  This guarantee will be reduced over the next two years as the principal balance on the loan is reduced through scheduled debt payments.  The remaining $5,878,000 of guarantees relate to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture to construct and market a 650,000 square foot building at the Tejon Industrial Complex.  Total debt in the venture is approximately $11,756,000 and was used in the construction of the building.  In the joint venture agreement each partner agreed to guarantee one half of the outstanding construction loan debt through the two-year term of the loan.  It is anticipated that this loan will be refinanced during July 2003.  During March 2002, a lease was signed for one half of the building and the cash payments from this lease will cover principal and interest debt service requirements under the current loan agreement.  At this time we believe that neither of the guarantees nor the standby letter of credit will ever be called upon.

It is difficult to accurately predict cash flows due to the nature of our businesses and to fluctuating economic conditions.  Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations and to the timing of sales and leases of property within our development projects.  The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts.  Often, this nuance of land development can lead to particular years or periods having more or less earnings than comparable periods.  Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

During 2003, $16,047,000 has been budgeted for capital expenditures and development investment, which includes nearly $8,700,000 for infrastructure at the Tejon Industrial Complex West and East, and $5,360,000 for planning and analysis work related to potential real estate projects in the mountain/lake area of our lands and Los Angeles County.  Other items included in the capital expenditure budget are a 300 acre almond development for $832,000, equipment, and improvements to existing facilities.

Our current and future capital resource requirements will be provided primarily from the following sources:  current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, additional use of debt, and proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt.  As noted above, we have $25,240,000 in cash and securities and $15,000,000 available on credit lines to meet any short-term liquidity needs.  We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land.  In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities.  In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock.  There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

ITEM 7A.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial or commodity market prices or rates.  We are exposed to market risk in the areas of interest rates and commodity prices.

Financial Market Risks

Our exposure to financial market risks includes changes to interest rates and credit risks related to marketable securities, interest rates related to our outstanding indebtedness and trade receivables.

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

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding.  The short-term line of credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature.  A portion of the long-term debt ($4,627,000) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market.  The remaining long-term debt ($11,440,000) can either be fixed for periods of time to a LIBOR rate or float with the lending bank’s prime rate.  The floating rate obligations expose us to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases.

We believe it is prudent to limit the variability of a portion of our interest payments.  To meet this objective we entered into an interest rate swap to manage the potential fluctuations in cash flows resulting from interest rate risk.  See Note 9, Interest Rate Risk Management, of Notes to Consolidated Financial Statements.

Credit and market risks related to our inventories ultimately depend on the value of the almonds, grapes, pistachios, and walnuts at the time of payment or sale.  Credit risk related to our receivables depends upon the financial condition of our customers.  Based on historical experience with current customers and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal.  Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.  The tables present the related weighted-average interest rates by expected maturity dates of our marketable securities, debt obligations and interest rate swaps.

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2002
(Dollars in Thousands)

								Fair Value

	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

Assets:
Marketable Securities	$7,250	$2,477	$2,202	$126	$—	$—	$12,055	$12,305
Weighted Average interest Rate	4.08%	6.48%	5.31%	4.50%	—%	—%	4.60%	—%
Liabilities:
Short-term debt	$240	$—	$—	$—	$—	$—	$240	$240
Weighted average Interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$1,731	$8,711	$239	$243	$248	$4,895	$16,067	$16,067
Weighted average Interest rate	8.38%	8.40%	8.21%	8.20%	8.19%	7.72%	8.18%	—%
Variable-to-fixed swap notional amount	$11,440	$—	$—	$—	$—	$—	$11,440	$11,097
Weighted average fixed-rate contract rate, swap arrangement	6.91%	—%	—%	—%	—%	—%	6.91%	—%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2001
(Dollars in Thousands)

								Fair Value

	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

Assets:
Marketable Securities	$2,787	$3,911	$2,817	$2,615	$273	$—	$12,403	$12,574

Weighted Average interest Rate	5.37%	6.43%	6.40%	5.42%	5.11%	—	5.87%	—
Liabilities:
Short-term debt	$127	$—	$—	$—	$—	$—	$127	$127
Weighted average Interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$1,726	$1,770	$7,230	$239	$243	$5,081	$16,289	$16,289
Weighted average Interest rate	8.18%	8.18%	8.18%	7.82%	7.82%	7.82%	8.00%	—%
Variable-to-fixed swap notional amount	$—	$11,620	$—	$—	$—	$—	$11,620	$10,986
Weighted average fixed-rate contract rate, Swap arrangement	—%	6.91%	—%	—%	—%	—%	6.91%	—%

Debt figures above include debt related to discontinued operations.

Our risk in regards to fluctuations in interest rates has remained constant over the last two years due to the reduction in the use of both short-term and long-term lines of credit that fluctuate with the bank’s prime lending rate.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable.  Inventories consist of farming and processing costs related to 2003 crop production.  The farming costs inventoried that are related to the 2003 crop are recorded at actual costs incurred.  Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops.  These receivables are recorded as estimates of the prices that ultimately will be received for the crops.  The final price is generally not known for several months following the close of our fiscal year.  Of the accounts receivable outstanding at December 31, 2002, $3,660,000 is at risk to changing prices.  Of the amount at risk to changing prices, $1,599,000 is attributable to almonds, $1,950,000 to pistachios, $111,000 to walnuts,.  The comparable amounts of accounts receivable at December 31, 2001 were

$609,000 related to almonds, $1,335,000 related to pistachios, and $138,000 to walnuts.  The price estimated for recording accounts receivable at December 31, 2002 was $1.03 per pound for almonds.  For every $.01 change in the price of almonds our receivable for almonds increases or decreases by $15,500.  Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $.89 to $1.25.  With respect to pistachios, the price estimated for recording the receivable was $1.14 per pound, each $.01 change in the price increases or decreases the receivable by $17,000 and the range of final prices over the last three years for pistachios has been $1.05 to $1.28.

The price estimated for recording accounts receivable for walnuts was $.50 per pound.  For every $.01 change in the price of walnuts, our receivable increases or decreases by $2,200.  The final price for walnuts has averaged from $.45 to $.60 over the last three years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2003 Annual Meeting of Stockholders.  Information as to our Executive Officers is set forth in Part I, Item 1 under “Executive Officers of Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2003 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item with respect to security ownership by principal stockholders and management is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2003 Annual Meeting of Stockholders.

The following table shows aggregated information as of December 31, 2002 with respect to all of our compensation plans under which our equity securities were authorized for issuance.  At December 31, 2002 we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities, and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders.  More detailed information with respect to our compensation plans is included in Note 7 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column(a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,268,449	$22.94	542,641

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2003 Annual Meeting of Stockholders.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors which could significantly affect our internal controls subsequent to the date of our evaluation of the internal control.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:		Page Number

1.	Consolidated Financial Statements:

	1.1	Report of Independent Auditors	49

	1.2	Consolidated Balance Sheets – December 31, 2002 and 2001	50

	1.3	Consolidated Statements of Operations - Years Ended December 31, 2002, 2001 and 2000	51

	1.4	Consolidated Statements of Stockholders’ Equity - Three Years Ended December 31, 2002	52

	1.5	Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001, and 2000	53

	1.6	Notes to Consolidated Financial Statements	54

2.	Supplemental Financial Statement Schedules:

	None.

3.	Exhibits:

	3.1	Restated Certificate of Incorporation	*

	3.2	By-Laws	*

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District(without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	**

10.5	Petro Travel Plaza Operating Agreement	****

10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	****

10.7	Severance Agreement	****

10.8	Director Compensation Plan	****

10.9	Non-Employee Director Stock Incentive Plan	****

10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	****

10.10	1998 Stock Incentive Plan	****

10.10	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	****

10.11	Employment Contract - Robert L. Stine	****

10.15	Amendment to 1998 Stock Incentive Plan	******

10.16	Lease Agreement with Calpine Corp.	*******

10.17	Tejon/DP Partners Operating Agreement	*******

10.18	Centennial Founders LLC Agreement	********

21	List of Subsidiaries of Registrant	76

23	Consent of Ernst & Young LLP	77

99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	78

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

*******

This document filed with the Securities Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

********

This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 6 to our 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

	(b)	Report on Form 8-K filed during the last quarter of the period covered by this report:

None.

	(c)	Exhibits
The exhibits being filed with this report are attached at the end of this report.

	(d)	Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

DATED: March 27, 2003	BY:	/s/ ROBERT A. STINE

Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

DATED: March 27, 2003	BY:	/s/ ALLEN E. LYDA

Allen E. Lyda
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

I, Robert A. Stine, certify that:

1.	I have reviewed this annual report on Form 10-K of Tejon Ranch Co.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to Tejon Ranch Co., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during period in which this report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

	c.	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A signed original of this written statement has been provided to Tejon Ranch Co. and will be retained by Tejon Ranch Co., and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:  March 27, 2003

/s/ ROBERT A. STINE

ROBERT A. STINE
President and Chief Executive Officer

I, Allen E. Lyda, certify that:

1.	I have reviewed this annual report on Form 10-K of Tejon Ranch Co.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to Tejon Ranch Co., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during period in which this report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

	c.	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A signed original of this written statement has been provided to Tejon Ranch Co. and will be retained by Tejon Ranch Co. and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: March 27, 2003	/s/ ALLEN E. LYDA

ALLEN E. LYDA
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ OTIS BOOTH, JR.
	Director	March 4, 2003
Otis Booth, Jr.

/s/ CRAIG CADWALADER
	Director	March 4, 2003
Craig Cadwalader

/s/ DAN T. DANIELS
	Director	March 4, 2003
Dan T. Daniels

/s/ JOHN L. GOOLSBY
	Director	March 4, 2003
John L. Goolsby

/s/ NORMAN METCALFE
	Director	March 4, 2003
Norman Metcalfe

/s/ GEORGE G.C. PARKER
	Director	March 4, 2003
George G.C. Parker

/s/ ROBERT RUOCCO
	Director	March 4, 2003
Robert Ruocco

/s/ KENT SNYDER
	Director	March 4, 2003
Kent Snyder

/s/ GEOFFREY STACK
	Director	March 4, 2003
Geoffrey Stack

/s/ ROBERT A. STINE
	Director	March 4, 2003
Robert A. Stine

/s/ MICHAEL H. WINER
	Director	March 4, 2003
Michael H. Winer

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2),(c) and (d)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2002

Tejon Ranch Co.

Lebec, California

Form 10-K - Item 15(a)(1) and (2)

Tejon Ranch Co. and Subsidiaries

Index to Financial Statements and Financial Statement Schedules

ITEM 15(a)(1) - FINANCIAL STATEME NTS

The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:

ITEMS 15(a)(2) - FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Stockholders and Board of Directors
Tejon Ranch Co.

We have audited the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California
February 20, 2003

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets

	December 31

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$12,935,000	$10,889,000
Marketable securities	12,305,000	12,574,000
Accounts receivable	7,843,000	5,850,000
Inventories	1,249,000	1,230,000
Prepaid expenses and other current assets	1,925,000	1,614,000
Assets of discontinued operations	—	5,847,000

Total current assets	36,257,000	38,004,000
Property and equipment, net	62,323,000	61,016,000
Other assets	2,216,000	128,000

Total assets	$100,796,000	$99,148,000

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$2,507,000	$3,193,000
Other accrued liabilities	222,000	294,000
Current deferred income	1,035,000	410,000
Income taxes payable	7,000	522,000
Short-term debt	240,000	80,000
Current portion of long-term debt	1,731,000	1,726,000
Borrowings of discontinued operations	—	47,000
Current liabilities of discontinued operations	—	146,000

Total current liabilities	5,742,000	6,418,000
Long-term debt, less current portion	14,336,000	14,563,000
Deferred income taxes	3,740,000	3,619,000
Other liabilities	583,000	139,000
Minimum pension liability	2,200,000	1,606,000
Minority interest in equity of consolidated joint venture	601,000	674,000
Commitments and contingencies
Stockholders’ equity
Common Stock, $.50 par value per share:
Authorized shares - 30,000,000Issued and outstanding shares - 14,409,528 in 2002and 14,323,546 in 2001	7,206,000	7,163,000
Additional paid-in capital	31,690,000	30,056,000
Accumulated other comprehensive income	(1,995,000)	(1,540,000)
Retained Earnings	36,693,000	36,450,000

Total stockholders’ equity	73,594,000	72,129,000

Total liabilities and stockholders’ equity	$100,796,000	$99,148,000

See accompanying notes

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31

	2002	2001	2000

Revenues:
Real estate	$11,385,000	$10,799,000	$11,589,000
Farming	9,434,000	6,425,000	7,225,000
Interest income	892,000	1,897,000	632,000

	21,711,000	19,121,000	19,446,000
Costs and expenses:
Real estate	8,713,000	7,228,000	8,581,000
Farming	8,744,000	7,768,000	7,154,000
Corporate expenses	3,824,000	3,347,000	3,029,000
Interest expense	116,000	695,000	1,426,000

	21,397,000	19,038,000	20,190,000

Income (loss) from continuing operations before equity in earnings of unconsolidated joint ventures and minority interest	314,000	83,000	(744,000)
Equity in earnings (losses) of unconsolidated joint ventures, net	531,000	191,000	(642,000)
Minority interest in consolidated joint venture	(52,000)	(189,000)	(185,000)

Income (loss) from continuing operations before income tax provision (benefit)	793,000	85,000	(1,571,000)
Income tax provision (benefit)	301,000	33,000	(601,000)

Income (loss) from continuing operations	492,000	52,000	(970,000)
Income (loss) from discontinued operations, net of applicable income taxes	(249,000)	242,000	425,000

Net income (loss)	$243,000	$294,000	$(545,000)

Income (loss) from continuing operations per share, basic	$0.03	$—	$(0.08)
Income (loss) from discontinued operations per share, basic	(0.02)	0.02	0.04

Net income (loss) per share, basic	$0.01	$0.02	$(0.04)

Income (loss) from continuing operations per share, diluted	$0.03	$—	$(0.08)
Income (loss) from discontinued operations per share, diluted	(0.02)	0.02	0.04

Net income (loss) per share, diluted	$0.01	$0.02	$(0.04)

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Three years ended December 31, 2002

	Common Stock Shares Outstanding	Common Stock	Additional Paid- In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance, December 31, 1999	12,697,179	$6,349,000	$379,000	$—	$(269,000)	$36,701,000	$43,160,000
Net loss	—	—	—	—	—	(545,000)	(545,000)
Defined benefit plan adjustments, net of taxes of $234,000	—	—	—	—	(350,000)	—	(350,000)
Changes in unrealized gains on available-for-sale securities, net of taxes of $106,000	—	—	—	—	160,000	—	160,000
Interest rate swap adjustment	—	—	—	—	(204,000)	—	(204,000)

Comprehensive loss							(939,000)

Restricted stock issuance	9,057	4,000	211,000	(215,000)	—	—	—
Exercise of stock options	6,000	3,000	93,000	—	—	—	96,000
Amortization of deferred compensation	—	—	—	172,000	—	—	172,000

Balance, December 31, 2000	12,712,236	6,356,000	683,000	(43,000)	(663,000)	36,156,000	42,489,000
Net income	—	—	—	—	—	294,000	294,000
Changes in unrealized gains on available-for-sale securities, net of taxes of $142,000	—	—	—	—	213,000	—	213,000
Defined benefit plan adjustments, net of taxes of $599,000	—	—	—	—	(893,000)	—	(893,000)
Interest rate swap adjustment, net of taxes of $233,000	—	—	—	—	(197,000)	—	(197,000)

Comprehensive loss							(583,000)

Net proceeds from rights offering	1,578,947	790,000	28,776,000	—	—	—	29,566,000
Restricted stock issuance	5,363	3,000	73,000	(76,000)	—	—	—
Exercise of stock options	27,000	14,000	524,000	—	—	—	565,000
Amortization of deferred compensation	—	—	—	119,000	—	—	119,000

Balance, December 31, 2001	14,323,546	7,163,000	30,056,000	—	(1,540,000)	36,450,000	72,129,000
Net Income	—	—	—	—	—	243,000	243,000
Changes in unrealized gains on available-for-sale securities, net of taxes of $32,000	—	—	—	—	47,000	—	47,000
Defined benefit plan adjustments, net of taxes of $202,000	—	—	—	—	(392,000)	—	(392,000)
Supplemental pension plan adjustment, net of taxes of $178,000	—	—	—	—	(266,000)	—	(266,000)
Interest rate swap adjustment, net of taxes of $119,000	—	—	—	—	156,000	—	156,000

Comprehensive loss							(212,000)

Exercise of stock options	84,982	42,000	1,607,000	—	—	—	1,649,000
Contribution of stock	1,000	1,000	27,000	—	—	—	28,000

Balance, December 31, 2002	14,409,528	$7,206,000	$31,690,000	$—	$(1,995,000)	$36,693,000	$73,594,000

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31

Operating Activities	2002	2001	2000

Net income (loss)	$243,000	$294,000	$(545,000)
Items not affecting cash:
Depreciation and amortization	2,592,000	2,846,000	3,024,000
Deferred income taxes	350,000	352,000	(557,000)
Gain from sale of real estate	(891,000)	—	—
Minority interest in consolidated joint venture	52,000	189,000	185,000
Gain on sales of investments	(35,000)	—	—
Gain on sales of assets	(11,000)	(56,000)	(254,000)
Equity in (earnings) losses of unconsolidated joint ventures, net	(531,000)	(191,000)	642,000
Non-cash contribution of stock	28,000	—	—
Changes in certain current assets and current liabilities:
Accounts receivable	(1,993,000)	(1,308,000)	(1,648,000)
Inventories	(19,000)	(130,000)	897,000
Prepaid expenses and other current assets	(311,000)	(823,000)	(43,000)
Trade accounts payable and other accrued liabilities	(483,000)	(90,000)	1,198,000
Current deferred income	625,000	89,000	318,000
Income taxes payable	(515,000)	522,000	—

Net cash (used in) provided by operating activities of continuing operations	(899,000)	1,694,000	3,217,000
Investing Activities
Maturities of marketable securities	9,665,000	35,189,000	2,989,000
Funds invested in marketable securities	(9,282,000)	(36,353,000)	(3,830,000)
Reimbursement proceeds from community facilities district	6,068,000	—	8,065,000
Proceeds from sale of real estate	1,117,000	—	2,000,000
Property and equipment disposals	58,000	161,000	442,000
Funds to purchase almond processing plant	—	—	(2,700,000)
Property and equipment expenditures	(10,240,000)	(17,441,000)	(9,917,000)
Investment in unconsolidated joint ventures	(1,481,000)	(51,000)	(1,066,000)
Other	(76,000)	673,000	153,000

Net cash used in investing activities of continuing operations	(4,171,000)	(17,822,000)	(3,864,000)
Financing Activities
Proceeds from issuance of common stock	—	29,566,000	—
Proceeds from short-term debt	165,000	15,883,000	51,470,000
Payments on short-term debt	—	(16,886,000)	(53,427,000)
Borrowing of long-term debt	—	1,845,000	3,642,000
Repayment of long-term debt	(227,000)	(6,605,000)	(2,348,000)
Contribution from (distribution to) investor in consolidated joint venture	(125,000)	—	300,000
Exercise of stock options	1,649,000	432,000	96,000

Net cash provided by (used in) financing activities of continuing operations	1,462,000	24,235,000	(267,000)
Net change in discontinued operations	5,654,000	496,000	2,777,000

Increase in cash and cash equivalents	2,046,000	8,603,000	1,863,000
Cash and cash equivalents at beginning of year	10,889,000	2,286,000	423,000

Cash and cash equivalents at end of year Supplemental Cash Flow Information	$12,935,000	$10,889,000	$2,286,000

Interest paid (net of amounts capitalized)	$134,000	$1,136,000	$2,416,000

Income taxes paid	$609,000	$—	$166,000

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co., the accounts of all controlled subsidiaries, and Tejon Almond Growers LLC, a joint venture that owns an almond processing plant, in which a controlling interest is held (collectively, the “Company”).  All significant intercompany transactions have been eliminated in consolidation.  Investments in unconsolidated joint ventures in which we have less than a controlling interest are accounted for under the equity method of accounting and, accordingly, we reflect our investment as adjusted for capital contributions, distributions, and our equity in net income or loss of the respective joint venture.

Reclassification

Certain amounts included in the 2001 and 2000 financial statements have been reclassified to conform to the current year presentation.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.  The carrying amount for cash equivalents approximates fair value.

Marketable Securities

The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities.  We classify all marketable securities as available-for-sale. These are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity.

Credit Risk

The Company grants credit in the course of our continuing operations to co-ops, wineries, nut marketing companies, and lessees of our facilities.  Discontinued operations also granted credit to large cattle purchasers and feedlot customers.  The Company performs periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

In 2002, Pistachio Growers Incorporated, a purchaser of pistachios, accounted for approximately 11% of revenues from continuing operations.  During 2001, no single customer accounted for more than 10% of our revenues from continuing operations.  During 2000 the following customers accounted for more than 10% of our consolidated revenues from continuing operations:  Golden State Vintners, a purchaser of grapes, accounted for 10% of revenues, and IKEA, an international home furnishing retailer, accounted for 11% of revenues.

The Company maintains its cash and cash equivalents in federally insured financial institutions.  The account balances at these institutions periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  We believe that the risk is not significant.

Farm Inventories

Costs of bringing crops to harvest are capitalized when incurred.  Such costs are expensed when the crops are sold.  Costs during the current year related to the next year’s crop are capitalized and carried in inventory until the matching crop is harvested and sold.  Farm inventories held for sale are valued at the lower of cost (first-in, first-out method) or market.

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

At the time crops are harvested, contracted, and delivered to buyers and revenues are estimatable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year.  Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price.  Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops.  Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets.  Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known.  The net effect of these adjustments increased farming revenue $25,000 in 2002, and decreased farming revenue $100,000 in 2001, and $231,000 in 2000.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a Secretary of Agriculture approved marketing order.  At December 31, 2002, 2001, and 2000, no such withholding was mandated.

Common Stock Options

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employees’, advisors’, and consultants’ stock options because, as discussed in Note 7, the alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options.  Under APB No. 25, because the exercise price of stock options granted by us equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income Per Share

Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the year (14,373,140 in 2002, 14,237,035 in 2001, and 12,707,027 in 2000).  Diluted net income (loss) per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options per SFAS No. 128, “Earnings Per Share” (14,612,029 in 2002, 14,346,369 in 2001, and 12,792,486 in 2000).  The weighted average additional number of shares relating to dilutive stock options was 238,889 in 2002, 109,334 in 2001, and 85,459 in 2000.  For 2000, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options is antidilutive.

Long-Lived Assets

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs.  At December 31, 2002 and 2001, management of the Company believes that none of its assets are impaired.

Sales of Real Estate

In recognizing revenue from land sales, the Company follows the provisions in FASB Statement No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), to record these sales.  SFAS 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded.  For example, SFAS 66 requires a land sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination.  In addition, the seller cannot retain any material continuing involvement in the property sold.

Allocation of Costs Related to Land Sales and Leases

When the Company sells land within one of its real estate developments and has not completed all infrastructure development related to the total project, the Company follows SFAS 66 and FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale.  In the calculation of cost of sales or allocations to leased land we use estimates and forecasts to determine total costs at completion of the development project.  These estimates of final development costs can change as conditions in the market change and costs of construction change.

Rental Income

Minimum rent revenues are recognized on a straight-line basis over the respective intial lease term in accordance with accounting principles generally accepted in the United States.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action.  No liabilities for environmental costs have been recorded at December 31, 2002, 2001, or 2000.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting period.  Due to uncertainties inherent in the estimation process, it is reasonably possible that actual results could differ from these estimates.

New Accounting Pronouncements

The accounting policies adopted during 2002 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

In September 2001, FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations.”  This statement covers obligations that a company incurs for the retirement of tangible long-lived assets such as drilling rigs or manufacturing plants.  We do not anticipate this pronouncement having a significant impact on our consolidated financial position or results of operations when it comes effective for the 2003 financial year.

FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of the commitment to an exit plan.  We do not expect this statement to have a significant impact on our consolidated financial position or results of operations when it becomes effective for the 2003 financial year.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-based Compensation – Transition and Disclosure.”  SFAS 148 amends SFAS 123, “Accounting for Stock-based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure, in the summary of significant accounting policies, of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25

SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 and APB Opinion No. 28 are effective for fiscal years ending after December 15, 2002.  The Company has implemented these new disclosure provisions.  See Note 7 of Notes to Consolidated Financial Statements.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002.  The initial recognition and measurement requirements of the interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  We are currently evaluating the impact of the required accounting treatment under the interpretation for guarantees issued or modified after December 31, 2002, which could require the recording of a guarantee liability equal to its estimated fair value based on the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement.  We have not yet determined the anticipated impact of the application of the interpretation, however it could have a significant impact on our consolidated financial position when it becomes effective for the 2003 financial year.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003.  This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities  (described as variable interest entities in this interpretation) that have certain characteristics.  The implementation of this interpretation could have a material impact on our consolidated financial statements because we may have to begin to consolidate one or more of the joint ventures we have entered into.  We are currently reviewing all of our joint venture agreements to determine what the potential impact may be related to the implementation of this interpretation.

2.	DISCONTINUED OPERATIONS

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division.  Management disposed of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company.  The process of selling the Company’s breeding herd, stocker cattle herd, and feedlot was completed in April 2002.

Revenues from discontinued operations consist of sales of cattle and revenue from feedlot operations.  Expenses consist of cost of sales related to the sale of cattle and expenses related to the operations of a cattle feedlot.

During the first half of 2002, the Company sold its remaining cattle for $3.7 million.  This finalizes the Company’s financial involvement with cattle ownership.

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

Operating results of the discontinued operations were as follows:

	For the Years Ended December 31

	2002	2001	2000

Revenues	$3,705,000	$48,426,000	$50,019,000
Expenses	4,088,000	47,593,000	48,059,000
Interest Expense	18,000	441,000	1,275,000

Income (loss) from discontinued operations before taxes	(401,000)	392,000	685,000
Income tax provision (benefit)	(152,000)	150,000	260,000

Income (loss) from discontinued operations, net of taxes	$(249,000)	$242,000	$425,000

Net assets of the discontinued operations at December 31, 2002 and 2001 were as follows:

	December 31

	2002	2001

Current assets	$—	$5,847,000
Current liabilities	—	193,000

Net assets	—	5,654,000

We previously entered into futures and option contracts to manage our exposure to price fluctuations on our stocker cattle and our cattle feed costs.  At December 31, 2002 and 2001, there were no contracts outstanding.

3.	MARKETABLE SECURITIES

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale.  The Company has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

	2002		2001

	Cost	Estimated Fair Value	Cost	Estimated Fair Value

Marketable Securities:
U.S. Treasury and agency notes	$7,730,000	$7,847,000	$5,681,000	$5,698,000
Corporate notes	4,325,000	4,458,000	6,722,000	6,876,000

	$12,055,000	$12,305,000	$12,403,000	$12,574,000

As of December 31, 2002, the adjustment to accumulated other comprehensive income in consolidated stockholders’ equity is an unrealized gain on available-for-sale securities of $47,000, which is net of a tax expense of $32,000.  This adjustment reflects the improvement in the fair value of investments when compared to the prior year.  As of December 31, 2002, the Company’s gross unrealized holding gains equal $392,000 and gross unrealized holding losses equal $142,000.  On December 31, 2002, the average maturity of U.S. Treasury and agency securities was 1.5 years and corporate notes was 1.8 years.  Currently the Company has no securities with a weighted average life of greater than four years.

Market value equals quoted market price, if available.  If a quoted market price is not available, market value is estimated using quoted market prices for similar securities.  Our investments in corporate notes are with companies with a credit rating of A or better.

4.	INVENTORIES

Inventories consist of the following at December 31:

	2002	2001

Farming inventories	$1,172,000	$1,121,000
Other	77,000	109,000

	$1,249,000	$1,230,000

5.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

	2002	2001

Land and land improvements	$6,628,000	$6,832,000
Buildings and improvements	22,145,000	22,104,000
Machinery, water pipelines, furniture fixtures and other equipment	7,747,000	8,790,000
Vineyards and orchards	21,250,000	18,625,000
Development in process	29,733,000	27,733,000

	87,503,000	84,084,000
Less allowance for depreciation	(25,180,000)	(23,068,000)
.
	$62,323,000	$61,016,000

During the year ended December 31, 2002, the Company received $6,595,000 of reimbursement proceeds related to a community facilities district bond issuance.  These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Industrial Complex and were reflected as a reduction to development in process and accounts receivable.

6.	SHORT-TERM AND LONG-TERM DEBT

We may borrow up to $15,000,000 on a secured revolving line of credit at interest rates .50% less than the bank’s prime rate (4.50% at December 31, 2002) or at a fixed rate of 1.50% greater than LIBOR.  The revolving line expires in September 2003.  At December 31, 2002, there was no outstanding debt under the line of credit agreement.  On all short-term debt arrangements interest is payable monthly and principal is paid or borrowed on a daily basis as needed.  The weighted average interest rate on short-term debt was 5.00% for 2002.

Long-term debt consists of the following at December 31:

	2002	2001

Notes payable to a bank	$16,067,000	$16,289,000
Less current portion	(1,731,000)	(1,726,000)

	$14,336,000	$14,563,000

At December 31, 2002, the long-term debt balance included a $10,000,000 note used in funding long-term assets that is secured by farm acreage.  Principal is payable in quarterly payments of $375,000 with remaining principal due June 2004.  Interest is at .50% less than the bank’s prime rate, which was 4.50% at December 31, 2002, or a fixed rate of 1.50% greater than the specified LIBOR rate. Long-term debt also consists of debt related to the purchase of commercial/industrial buildings totaling $4,627,000 at December 31, 2002.  The interest rate is fixed at 7.64% with monthly principal and interest payments.  The annual principal payments total $50,000 and the final due date is April 2009.  The remaining long-term note payable of $1,440,000 has an interest rate of 8.20% at December 31, 2002, payable quarterly on any amounts outstanding.  Principal is payable annually in the amount of $180,000 with the final payment due February 1, 2010.

The amount of the line of credit and the short-term and long-term debt instruments listed above approximate the fair value of the instruments.  The Company is subject to covenants pursuant to the above debt agreements and is in compliance with all of the covenants at December 31, 2002.

The Company’s capitalized interest costs were $1,246,000, $1,466,000 and $1,174,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Maturities of long-term debt at December 31, 2002 are $1,731,000 in 2003, $8,711,000 in 2004, $239,000 in 2005, $243,000 in 2006, $248,000 in 2007, and $4,895,000 thereafter.  This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

7.	COMMON STOCK AND STOCK OPTION INFORMATION

The 1992 Stock Option Plan provided for the granting of options to purchase a maximum of 230,000 shares of our common stock to employees, advisors, and consultants of the Company at 100% of the fair market value as of the date of grant.  The 1992 Stock Option Plan expired during March 2002.

Options granted under this Plan in prior years had ten-year expiration terms.  There continue to be outstanding options under this plan to purchase 74,297 shares granted at an exercise price of $16.00.  These grants expire in 2006.

The 1998 Stock Incentive Plan originally provided for the making of awards to employees, consultants, and advisors of the Company with respect to 800,000 shares of common stock.  On March 6, 2001, the Board of Directors adopted an amendment to the 1998 Stock Incentive Plan.  The purpose of the amendment was to provide additional shares under the Plan to cover new award grants.  The amendment provides for an additional 800,000 shares to be available for awards under the Plan.  Since the adoption of the Incentive Plan through December 31, 2002, the Company has granted options to purchase 1,120,303 shares at a price equal to the fair market value at date of grant, all of which were outstanding at December 31, 2002.

The Non-Employee Director Stock Incentive Plan is intended to enable us to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company.  The plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock.  On March 6, 2001, the Board of Directors adopted an amendment to extend the date through which awards can be granted under the Plan from December 31, 2002 to December 31, 2007, and the date through which shares can be issued from December 31, 2012 to December 31, 2017.  Since the adoption of the plan through December 31, 2002, the Company has granted options under the plan to purchase 73,849 shares at a price equal to the fair market value at date of grant.

The amendments to the 1998 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan were approved by stockholders at the Company’s Annual Meeting on May 1, 2001.

During 2002, 2001, and 2000, no compensation expense was recorded related to the granting of stock options.  Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of the statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options granted in 2002:  risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.27; and a weighted average expected life of the options of five years from the option grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of stock options outstanding under the Company’s stock option plans.

Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, in 2002 and 2001, the Company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated in the following table as of December 31:

	2002	2001

Net income as reported	$243,000	$294,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(997,000)	(849,000)

Pro forma net loss	$(754,000)	$(555,000)
Net income (loss) per share:
Basic - as reported	0.01	0.02
Basic - pro forma	(0.05)	(0.04)
Diluted - as reported	0.01	0.02
Diluted - pro forma	(0.05)	(0.04)

A summary of the Company’s stock option activity and related information for the years ended December 31, follows:

	2002		2001

	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share

Outstanding beginning of year	1,080,162	$21.48	807,078	$20.93
Granted	275,710	27.51	405,080	22.22
Exercised	(85,800)	19.23	(27,000)	16.00
Forfeited/Cancelled	(1,623)	24.49	(104,996)	21.50

Outstanding end of year	1,268,449	$22.94	1,080,162	$21.48
Options exercisable end of year	485,698	$21.22	352,105	$20.17

The weighted average fair value per share of options granted per the Black-Scholes model in 2002 was $9.36 and in 2001 was $8.67.

Exercise prices for options outstanding as of December 31, 2002 ranged from $16.00 to $27.66.  The weighted-average remaining contractual life of those options is approximately six years.

8.	COMMODITY CONTRACTS USED TO MANAGE RISK

At December 31, 2002 and 2001, we had no futures contracts or options contracts outstanding.  The Company used commodity derivatives in the past to manage risk on its purchased stocker cattle and its cattle feed costs.

Realized gains and losses associated with closed contracts were recognized in discontinued operations.  During 2002, there was no futures or options activity related to discontinued operations.  During 2001 and 2000, we recognized $316,000 and $966,000, respectively, in net losses from hedging and derivative activity as an increase in cost of sales.

9.	INTEREST RATE RISK MANAGEMENT

The Company entered into interest rate swap agreements with respect to $11.4 million of its long term debt to manage interest rate risk by converting floating interest rate debt to fixed rate debt.  These swap agreements have maturities ranging from 4 months to 3 years, and are contracts to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements.  The interest rate swap fixed rate is 6.91%.  Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they are incurred.  The swap agreements are being accounted for as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities”.

As of December 31, 2002 and 2001, the cumulative decrease in the fair value of the interest rate swaps was $343,000 and $634,000, respectively.  Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income, net of applicable income taxes.  These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings.  No such amounts were reclassified to interest expense during 2002.  Estimated fair value of the swaps was determined by market price quotes as of December 31, 2002 and 2001, received from our bank.

10.	INCOME TAXES

The Company accounts for income taxes using FASB Statement No. 109, Accounting for Income Taxes.  SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision (benefit) for income taxes consists of the following at December 31:

	2002	2001	2000

Total provision (benefit):
Continuing operations	$301,000	$33,000	$(601,000)
Discontinued operations	(152,000)	150,000	260,000

	149,000	183,000	(341,000)

Federal:
Current	(2,000)	455,000	(31,000)
Deferred	93,000	(293,000)	(204,000)

	91,000	162,000	(235,000)
State:
Current	9,000	67,000	(38,000)
Deferred	49,000	(46,000)	(68,000)

	58,000	21,000	(106,000)

	$149,000	$183,000	$(341,000)

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:

	2002	2001	2000

Income tax (benefit) at the statutory rate	$133,000	$162,000	$(301,000)
State income taxes, net of Federal benefit	24,000	14,000	(52,000)
Other, net	(8,000)	7,000	12,000

	$149,000	$183,000	$(341,000)

Deferred income taxes result from timing differences in the recognition of the tax obligations which affect the financial and tax basis of assets.  The total current deferred tax asset is included with prepaid expenses and other current assets on the consolidated balance sheets.  Significant components of the Company’s deferred tax liabilities and assets are as follows at December 31:

	2002	2001

Deferred income tax assets:
Accrued expenses	$125,000	$155,000
Prepaid revenues	168,000	139,000
Other	10,000	30,000

Total deferred income tax assets	303,000	324,000
Deferred income tax liabilities:
Joint venture allocations	516,000	396,000
Depreciation and amortization	14,000	141,000
Involuntary conversion, tax exchange-land	2,254,000	2,367,000
Other	956,000	715,000

Total deferred income tax liabilities	3,740,000	3,619,000

Net deferred income tax liabilities	$3,437,000	$3,295,000

The Company made net payments of income taxes of $609,000, $0, and $166,000 during 2002, 2001 and 2000, respectively.

11.	LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 62 years.  The cost and accumulated depreciation of buildings and improvements subject to such leases were $14,194,000 and $3,114,000, respectively, at December 31, 2002.  Income from commercial rents, excluding percentage rents based on sales revenues, included in real estate revenue was $2,140,000 in 2002, $2,035,000 in 2001, and  $1,857,000 in 2000.  Future minimum rental income on noncancelable operating leases as of December 31, 2002 is:  $2,151,000 in 2003, $2,141,000 in 2004, $1,834,000 in 2005, $1,794,000 in 2006, $1,679,000 in 2007, and $9,683,000 for years thereafter.

12.	COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of our land is subject to water contracts requiring minimum future annual payments for as long as we own such land.  The estimated minimum payments for 2003 are $1,166,000, whether or not water is available or is used.  Minimum payments made under these contracts were approximately $928,000 in 2002, $1,183,000 in 2001, and $793,000 in 2000.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District (“CFD”), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land.  These liens are to secure payment of special taxes related to $17.0 million of bond debt sold by the CFD.  The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year.  The 1,728 acres of land includes the Tejon Industrial Complex development.  Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2002, $6,595,000 was reimbursed, and in 2000 $8,065,000 was reimbursed.  In 2002 and 2001, the Company paid approximately $50,000 and $300,000, respectively, in special taxes related to the CFD.  As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax.  As this happens, the Company’s obligation is reduced.  It is expected that the Company will have additional special tax payments due in 2003 of $100,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others.  As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At December 31, 2002, the Company was guaranteeing the repayment of $1.4 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture.  Total debt outstanding at December 31, 2002 for Petro Travel Plaza LLC is approximately $12.0 million and is related to the construction and long-term financing of the travel plaza.  This loan will mature in 2010. The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease.  The amount of the loan is approximately $11.8 million. The maturity date of this loan is July 2003, and it is anticipated that the joint venture will refinance this loan in July 2003. The Company does not expect either of these guarantees to ever be enforced due to the positive cash flow provided by the operations of the Petro Travel Plaza, and to cash flows from a lease on the Tejon/Dermody building.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage.  National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to clean up and abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises.  Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills and maintains an ongoing groundwater monitoring system.  Lafarge has also completed the site investigation with respect to chlorinated hydrocarbons and has installed a pump and treat system to clean up the groundwater.  Lafarge has also removed high concentrations PCE from the site.  The order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite.  We are advised that National and Lafarge have consolidated, closed and capped the cement kiln dust piles.  Maintenance of the cap and groundwater monitoring remain as on-going activities.  Lafarge and National have been directed by the Regional Water Board to investigate the extent of contamination resulting from a diesel fuel tank and pipeline, and initiate clean-up activities.  Lafarge and National have completed their investigation and installed an air sparging system to clean up the soil and ground water.  Under the orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so.  Under the lease agreements with National and Lafarge, each of the companies is required to indemnify the Company for its designated portion of any costs and liabilities incurred in connection with the cleanup orders.  Due to the financial strength of National and Lafarge, the Company believes that a material effect on the Company is remote at this time.

On February 20, 2003, the Center for Biological Diversity and other anti-growth environmental groups filed a lawsuit in Kern County Superior Court against Kern County in which a subsidiary of the

Company is the real party in interest.  This suit challenges the County’s certification of the environmental impact report for Tejon Industrial Complex-East (“TIC-East”), the Company’s 1100-acre expansion of the industrial park at the south end of the San Joaquin Valley.  Principal environmental issues raised in the suit involve the project’s likely effects on air quality and endangered species, the impact of converting farmland to development and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on the Ranch and elsewhere.  The suit also challenges the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies.

The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.  The Company believes that the lawsuit is without merit, and intends to defend it vigorously.

The suit does not ask for damages, but if plaintiffs prevail, the Company would be called upon to pay their attorneys fees.  The biggest impact of the suit is to raise questions as to the practicality of developing TIC-East while the suit is pending.  While a delay in the Company’s ability to develop TIC-East could restrict its opportunities to serve industrial customers, the Company has inventory of land remaining at the approved industrial development across the freeway.  This opportunity cost would be partially offset by postponing incurring capital expenditures for TIC-East infrastructure.  The suit is expected to be heard by the trial court judge this summer, with a decision rendered shortly thereafter.  Appeals to California’s intermediate appeals court and the California Supreme Court could extend the effects of the suit after a decision is rendered by the trial court.  If plaintiffs prevail, which the Company considers unlikely, further delays would be incurred while the environmental impact report is revised to correct any deficiencies determined to exist, re-approved by the County and possibly re-litigated by the plaintiffs.

13.	RETIREMENT PLAN

The Company has a retirement plan which covers substantially all employees.  The benefits are based on years of service and the employee’s five-year final average salary.  Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future.  The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA).

The following accumulated benefit information is as of December 31:

	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$4,278,000	$3,233,000
Service cost	185,000	192,000
Interest cost	186,000	194,000
Actuarial gain	133,000	1,148,000
Benefits/expenses paid	(685,000)	(489,000)

Benefit obligation at end of year	$4,097,000	$4,278,000

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,672,000	$3,119,000
Actual return on plan assets	(322,000)	(186,000)
Employer contribution	232,000	228,000
Benefits/expenses paid	(685,000)	(489,000)

Fair value of plan assets at end of year	$1,897,000	$2,672,000

Funded status	$(2,200,000)	$(1,606,000)
Unrecognized net actuarial gain	2,613,000	2,075,000
Unrecognized net transition asset	(18,000)	(38,000)
Adjustments related to minimum liability	(2,595,000)	(2,037,000)

Minimum pension liability	$(2,200,000)	$(1,606,000)

In accordance with the provisions of SFAS No. 87, the Company recorded a minimum pension liability in 2002 representing the excess of the benefit obligation, $4,097,000, over the fair value of plan assets, $1,897,000.  The liability has been offset by intangible assets to the extent possible.  Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 2002 is reported in accumulated other comprehensive income (loss), net of applicable deferred income taxes.  The Company also had a minimum pension liability at the end of 2001.

Plan assets consist of equity, debt and short-term money market investment funds.  The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 5.0% in 2002, and 6.5% in 2001.  The expected long-term rate of return on plan assets was 7.5% in 2002 and 2001.

Total pension and retirement expense was as follows for each of the years ended December 31:

	2002	2001	2000

Cost components:
Service cost-benefits earned during the period	$(185,000)	$(192,000)	$(184,000)
Interest cost on projected benefit obligation	(186,000)	(194,000)	(182,000)
Expected return on plan assets	83,000	212,000	257,000
Net amortization and deferral	20,000	20,000	20,000

Total net periodic pension cost	$(268,000)	$(154,000)	$(89,000)

The Company has a Supplemental Executive Retirement Plan (the “SERP”) to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan which would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code.  The SERP is currently unfunded, but an associated minimum pension liability of $583,000 is reflected in the Company’s consolidated balance sheet as other liabilities

14.	BUSINESS SEGMENTS

The Company operates principally in the farming and real estate industries.  The farming segment involves those operations related to permanent crops, leasing farmland, and the supervision of farming activities.  The real estate segment involves rents and royalties from lessees of Company-owned properties, and real estate development activities.

Information pertaining to the Company’s business segments follows for each of the years ended December 31:

	2002	2001	2000

Segment profits from continuing operations:
Real Estate	$2,672,000	$3,571,000	$3,008,000
Farming	690,000	(1,343,000)	71,000

Segment profits from continuing operations	3,362,000	2,228,000	3,079,000
Interest income	892,000	1,897,000	632,000
Corporate expenses	(3,824,000)	(3,347,000)	(3,029,000)
Interest expense	(116,000)	(695,000)	(1,426,000)

Operating income (loss) from continuing operations before equity in earnings (losses) of unconsolidated joint ventures and minority interest	314,000	83,000	(744,000)
Equity in earnings (losses) of unconsolidated joint ventures	531,000	191,000	(642,000)
Minority interest	(52,000)	(189,000)	(185,000)

Income (loss) from continuing operations before income tax provision	$793,000	$85,000	$(1,571,000)

	Identifiable Assets	Depreciation and Amortization	Capital Expenditures

2002
Real Estate	$47,260,000	$1,219,000	$9,000,000
Farming	18,348,000	1,191,000	786,000
Corporate	35,188,000	182,000	454,000

Total	$100,796,000	$2,592,000	$10,240,000

2001
Real Estate	$44,523,000	$1,148,000	$16,413,000
Farming	18,912,000	1,168,000	884,000
Corporate	35,713,000	530,000	144,000

Total	$99,148,000	$2,846,000	$17,441,000

2000
Real Estate	$31,197,000	$1,072,000	$7,224,000
Farming	17,698,000	981,000	4,046,000
Corporate	49,392,000	971,000	1,093,000

Total	$98,287,000	$3,024,000	$12,363,000

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

The consolidated financial statements for prior periods have been reclassified to reflect the segregation of continuing and discontinued operations.  The information presented above for 2002, 2001, and 2000 reflects the removal of the livestock segment of the business.  The identifiable assets of that segment which were not discontinued have been included in the real estate segment of continuing operations.  The net assets of discontinued operations for 2001 and 2000 are included in the corporate identifiable assets for each year presented.  There were no assets of discontinued operations at December 31, 2002.

15.	UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):

	Total Revenue (1)	Segment Profit (Loss)(3)	Income (Loss)	Net Income (Loss) Per Share (2)

2002
First quarter	$2,417,000	$(684,000)	$(962,000)	$(0.07)
Second quarter	4,741,000	1,954,000	600,000	0.04
Third quarter	6,312,000	869,000	382,000	0.03
Fourth quarter	8,241,000	1,223,000	223,000	0.01

	$21,711,000	$3,362,000	$243,000	$0.01

2001
First quarter	$2,021,000	$(832,000)	$(798,000)	$(0.06)
Second quarter	3,663,000	711,000	916,000	0.06
Third quarter	5,842,000	1,601,000	290,000	0.02
Fourth quarter	7,595,000	748,000	(114,000)	(0.00)

	$19,121,000	$2,228,000	$294,000	$0.02

(1)	Includes interest income.
(2)	Net income (loss) per share on a diluted basis.
(3)	Certain amounts have been reclassified to conform to current period presentation.

16.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures.  The Company accounts for these investments in these unconsolidated joint ventures using the equity method of accounting.  The Company’s investment in its unconsolidated joint ventures at December 31, 2002 was $1,849,000.  The equity in the net income of the unconsolidated joint ventures was $531,000 for the twelve months ended December 31, 2002.  The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza.  This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex.  It houses multiple commercial eating establishments as well as diesel and gasoline operations.  At December 31, 2002, we had a deficit equity balance of $(537,000) due to losses from operations in prior years.

•	Centennial Founders, LLC (formerly RM Development Associates LLC), is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County.  At December 31, 2002, our equity investment balance in this investment was $1,065,000.

•

Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex.  The Company owns a 50% interest in this venture.  At December 31. 2002, our equity investment balance was $1,321,000.

Condensed financial information of the Company’s unconsolidated joint ventures as of and for the year ended December 31 is as follows:

Condensed Combined Statement of Operations Information

	2002	2001

Net sales	$40,300,000	$36,489,000

Net income	$676,000	$321,000

Partner’s share of net income	$145,000	$130,000

Equity in earnings of unconsolidated joint ventures	$531,000	$191,000

Condensed Combined Balance Sheet Information

	2002	2001

Current assets	$4,094,000	$2,507,000
Property and equipment, net	39,774,000	33,938,000
Long-term debt	(23,617,000)	(12,513,000)
Other liabilities	(2,152,000)	(11,062,000)

Net assets	$18,099,000	$12,870,000

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures.  The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

17.	SUBSCRIPTION RIGHTS OFFERING

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

The Company distributed to stockholders of record at the close of business on December 11, 2000 transferable subscription rights to purchase additional shares of its common stock at a price of $19 per share, and on January 16, 2001 it issued the shares upon exercise of these rights. The Company used the net proceeds $29.6 million, to pay down debt and to provide additional working capital to enable it to pursue opportunities to develop its real estate holdings, including the Tejon Industrial Complex and Tejon Mountain Village concept.