Form 10-Q
period 2003-03-31
TEJON RANCH CO
filed 2003-05-15
CIK 96869

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 126-2)

Yes ☒	No ☐

Total Shares of Common Stock issued and outstanding on May 10, 2003, were 14,473,135.

TEJON RANCH CO.

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31

	2003	2002

Revenues:
Farming	$374	$21
Real Estate	2,452	2,119
Interest Income	151	277

	2,977	2,417
Cost and Expenses:
Farming	680	733
Real Estate	2,236	2,052
Corporate Expense	907	929
Interest Expense	24	62

	3,847	3,776

Operating loss before minority interest	(870)	(1,359)
Minority interest	18	(97)

Operating loss before income tax benefit	(888)	(1,262)
Income tax benefit	(355)	(480)

Loss from operations	(533)	(782)
Loss from discontinued operations,
Net of taxes of $0 and $110, respectively	—	(180)

Net loss	$(533)	$(962)

Loss from operations per share, basic	$(0.04)	$(0.06)
Loss from discontinuted operations per share, basic	$—	$(0.01)
Loss per share, basic	$(0.04)	$(0.07)
Loss from operations per share, diluted	$(0.04)	$(0.06)
Loss from discontinued operations per share, diluted	$—	$(0.01)
Loss per share, diluted	$(0.04)	$(0.07)

See Notes to Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	March 31, 2003	December 31, 2002*

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,193	$12,935
Marketable securities	12,706	12,305
Accounts & notes receivable	6,067	7,843
Inventories:
Farming	2,538	1,172
Other	92	77
Prepaid expenses and other	1,945	1,925

Total Current Assets	33,541	36,257
Property and equipment - net	63,580	62,323
Other assets	2,181	2,216

TOTAL ASSETS	$99,302	$100,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$733	$2,507
Other accrued liabilities	358	222
Current deferred income	1,041	1,035
Short-term borrowings	201	240
Current portion of long-term debt	1,735	1,731
Income taxes payable	—	7

Total Current Liabilities	4,068	5,742
Long-term debt	14,141	14,336
Minimum pension liability	2,200	2,200
Deferred income taxes	3,795	3,740
Other liabilities	583	583

Total Liabilities	24,787	26,601
Minority interest in equity of consolidate joint venture	619	601
Commitments and contingencies
Stockholders’ equity:
Common stock	7,261	7,206
Additional paid-in capital	32,388	31,690
Retained earnings	36,160	36,693
Accumulated other comprehensive loss	(1,913)	(1,995)

Total stockholders’ equity	73,896	73,594

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,302	$100,796

See Notes to Consolidated Condensed Financial Statements.
*	The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date and reclassified for comparison purposes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2003	2002

OPERATING ACTIVITIES
Net loss	$(533)	$(962)
Items not affecting cash:
Depreciation and amortization	672	648
Deferred income taxes	—	315
Minority interest in (income)loss of consolidated joint venture	18	(97)
Equity in net loss from unconsolidated joint venture	113	2
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	377	(504)
Current liabilities, net	(1,540)	(1,316)

NET CASH USED IN OPERATING ACTIVITIES	(893)	(1,914)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	3,343	440
Funds invested in marketable securities	(3,785)	(5,024)
Property and equipment expenditures	(1,929)	(1,043)
Investment in unconsolidated ventures	—	(1,521)
Change in breeding herds	—	33
Other	(1)	(50)

NET CASH USED IN INVESTING ACTIVITIES	(2,372)	(7,165)
FINANCING ACTIVITIES
Payments of long-term debt	(230)	(187)
Proceeds from exercise of stock options	753	753

NET CASH PROVIDED BY FINANCING ACTIVITIES	523	566

NET CHANGE IN DISCONTINUED OPERATIONS	—	4,196
DECREASE IN CASH AND CASH EQUIVALENTS	(2,742)	(4,317)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,935	10,889

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,193	$6,572

See Notes to Consolidated Condensed Financial Statements.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at January 1, 2002	14,323,546	$7,163	$30,056	$(1,540)	$36,450	$72,129
Net Income					243	243
Changes in unrealized gains on available-for-sale securities, net of taxes of $32,000	—	—	—	47	—	47
Defined benefit plan funding adjustments, net of taxes of $202,000	—	—	—	(392)	—	(392)
Supplemental pension plan adjustments, net of taxes of $178,000	—	—	—	(266)	—	(266)
Interest rate swap adjustment, net of taxes of $119,000	—	—	—	156	—	156

Comprehensive loss						(212)

Restricted stock issuance	84,982	42	1,607	—	—	1,649
Contribution of stock	1,000	1	27	—	—	28

Balance at December 31, 2002	14,409,528	7,206	31,690	(1,995)	36,693	73,594
Net loss	—	—	—	—	(533)	(533)
Changes in unrealized gains on available-for-sale securities, net of taxes of $16,000	—	—	—	(25)	—	(25)
Interest rate swap adjustment, net of taxes of $71,000	—	—	—	107	—	107

Comprehensive loss	—	—	—	—	—	(451)

Exercise of stock options	111,150	55	698	—	—	753

Balance at March 31, 2003	14,520,678	$7,261	$32,388	$(1,913)	$36,160	$73,896

See Notes to Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2002

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

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net loss per share is based upon the weighted average number of shares of common stock outstanding during the period, which at March 31, 2003 was 14,428,557 and at March 31, 2001 was 14,340,325.  Diluted net loss per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options per Financial Accounting Standards Board (FASB) Statement No. 128.  For the first quarters of 2003 and 2002, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options is antidilutive.

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

The following is a summary of available-for-sale securities at March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002

	Cost	Estimated Fair Value	Cost	Estimated Fair Value

Marketable Securities:
(in thousands)
U.S. Treasury and agency notes	$8,828	$8,922	$7,730	$7,847
Corporate notes and Commercial paper	3,669	3,784	4,325	4,458

	$12,497	$12,706	$12,055	$12,305

As of March 31, 2003, the adjustment to accumulated other comprehensive loss in the consolidated condensed statement of stockholder’s equity reflects the fact that an unrealized gain on marketable securities available for sale at March 31, 2003 was less than the unrealized gain at December 31, 2002, which results in a reduction in the amount of the cumulative adjustment to stockholders’ equity.  The amount of the reduction to stockholder’s equity is $25,000, which is net of a tax benefit of $16,000.  As of March 31, 2003, the Company’s gross unrealized holding gains equal $354,000 and gross unrealized holding losses equal $145,000.  On March 31, 2003, the weighted average maturity of U.S. Treasury and agency securities was 1.72 years and corporate notes was 1.74 years.  Currently, the Company has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available.  If a quoted market price is not available, market value is estimated using quoted market prices for similar securities.  The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority Community Facilities District (“CFD”), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land.  These liens are to secure payment of special taxes related to $17.0 million of bond debt sold by the CFD.  The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year.  The 1,728 acres of land includes the Tejon Industrial Complex development.  Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In the quarter ended March 31, 2003, the Company did not pay any special taxes related to the CFD.  In 2002, the Company paid approximately $100,000 in special taxes.   As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax.  As this happens, the Company’s obligation will be reduced.  It is expected that the Company will have additional special tax payments due in 2003 of $100,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others.  As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At March 31, 2003, the Company was guaranteeing the repayment of $1.4 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture.  Total debt outstanding at March 31, 2003 for Petro Travel

Plaza LLC is approximately $11.7 million and is related to the construction and long-term financing of the travel plaza.  Our partner in this joint venture is also guaranteeing $400,000 of this debt.  This loan will mature in 2010. The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease.  The amount of the loan is approximately $11.8 million. The maturity date of this loan is July 2003, and it is anticipated that the joint venture will refinance this loan in July 2003. The Company does not expect either of these guarantees to ever be enforced.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage.  National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to clean up and abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises.  Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills and maintains an ongoing groundwater monitoring system.  Lafarge has also completed the site investigation with respect to chlorinated hydrocarbons and has installed a pump and treat system to clean up the groundwater.  Lafarge has also removed high concentrations PCE from the site.  The order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite.  We are advised that National and Lafarge have consolidated, closed and capped the cement kiln dust piles.  Maintenance of the cap and groundwater monitoring remain as on-going activities.  Lafarge and National have been directed by the Regional Water Board to investigate the extent of contamination resulting from a diesel fuel tank and pipeline, and initiate clean-up activities.  Lafarge and National have completed their investigation and installed an air sparging system to clean up the soil and ground water.  Under the orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so.  Under the lease agreements with National and Lafarge, each of the companies is required to indemnify the Company for its designated portion of any costs and liabilities incurred in connection with the cleanup orders.  Due to the financial strength of National and Lafarge, the Company believes that a material effect on the Company as a result of this situation is remote at this time.

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County.   A subsidiary of the Company is the real party in interest.  This suit challenges the County’s certification of the environmental impact report for Tejon Industrial Complex-East (“TIC-East”), the Company’s 1100-acre expansion of the industrial park at the south end of the San Joaquin Valley.  Principal environmental issues raised in the suit involve the project’s likely effects on air quality and endangered species, the impact of converting farmland to development and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on the Ranch and elsewhere.  The suit also challenges the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies.

The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.  The Company believes that the lawsuit is without merit, and intends to defend it vigorously.

The suit does not ask for damages, but if plaintiffs prevail, the Company would be called upon to pay their attorneys fees.  The suit raises questions as to the practicality of developing TIC-East while the suit is pending.  While a delay in the Company’s ability to develop TIC-East could restrict its opportunities to serve industrial customers, the Company has inventory of land remaining at the approved industrial development across the freeway.  This opportunity cost would be partially offset by postponing capital expenditure costs for TIC-East infrastructure.  The suit is expected to be heard by the trial court judge this summer, with a decision rendered shortly thereafter.  Appeals to California’s intermediate appeals court and the California Supreme Court could extend the effects of the suit after a decision is rendered by the trial court.  If plaintiffs prevail, which the Company considers unlikely, further delays would be incurred while the environmental impact report is revised to correct any deficiencies determined to exist, re-approved by the County and possibly re-litigated by the plaintiffs.

For further discussion refer to the Company’s 2002 Form 10-K, Part I, Item 3, - “Legal Proceedings”.  There have been no significant changes since the filing of the 2002 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures.  The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting.  The Company’s investment in its unconsolidated joint ventures at March 31, 2003 is $1,754,000.  The equity in the net loss of the unconsolidated joint ventures is $113,000 for the quarter ended March 31, 2003, which is included in Real Estate operations in the accompanying consolidated condensed statements of operations.  The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza.  This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex.  It houses multiple commercial eating establishments as well as diesel and gasoline operations.  At March 31, 2003 the Company had a deficit investment balance of $603,000.

•

Centennial Founders, LLC (formerly RM Development Associates, LLC) is an unconsolidated joint venture in which the Company has a 50% ownership interest.  This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.), which is pursuing entitlement and development of land that the Company owns in Los Angeles County.  At March 31, 2003 our equity investment balance was $1,065,000.

•

Tejon Dermody Industrial LLC is a joint venture between the Company and DP Partners for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex.  The Company owns a 50% interest in this venture.  At March 31, 2003 our equity investment balance was $1,292,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the quarter ended March 31 is as follows (in thousands):

Condensed Combined Statement of Operations Information

	2003	2002

Net sales	$9,927	$8,006

Net loss	$(158)	$(17)
Partner’s share of net loss	63	15

Equity in net loss of unconsolidated joint ventures	$(113)	$(2)

Condensed Combined Balance Sheet Information

	2003	2002

Current assets	$5,220	$2,965
Property and equipment, net	40,226	36,113
Long-term debt	(23,573)	(12,350)
Other liabilities	(2,791)	(12,376)

Net assets	$19,082	$14,352

The Company’s investment balance in its unconsolidated joint ventures differs from its equity in unconsolidated income/losses shown above and its capital accounts in the respective joint ventures.  The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

NOTE F – DISCONTINUED OPERATIONS

During April 2001 the Company finalized its plan for the sale of its cattle and feedlot division.  The Company has been disposing of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company.  The process of selling the Company’s breeding herd, stocker cattle herd, and feedlot was completed at the end of April 2002.  At December 31, 2002, there were no assets or liabilities remaining in discontinued operations.   Revenues from discontinued operations as of March 31, 2002 consisted of the sale of cattle.  Expenses consisted of cost of sales related to the sale of cattle.

Condensed statement of operations information related to the discontinued operations for the quarter ended March 31 is as follows:

	2003	2002

Revenues	$—	$3,244
Expenses	—	3,534

Loss from discontinued oeprations, before income taxes	—	(290)
Income tax benefit	—	(110)

Loss from discontinued operations, net of income taxes	$—	$(180)

NOTE G – INTEREST RATE RISK MANAGEMENT

The Company entered into interest rate swap agreements with respect to $11.3 million of its long term debt to manage interest rate risk by converting floating interest rate debt to fixed rate debt.  These swap agreements have maturities ranging from 4 months to 3 years, and are contracts to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements.  The interest rate swap fixed rate is 6.91%.  Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they are incurred.  The swap agreements are being accounted for as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities”.

As of March 31, 2003 the cumulative decrease in the fair value of the interest rate swaps was $165,000. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive loss, net of applicable income taxes.  These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings.  No such amounts were reclassified to interest expense during the first quarter of 2003.  Estimated fair value of the swaps was determined by market price quotes as of March 31, 2003, received from our bank.

NOTE H – COMMON STOCK AND STOCK OPTION INFORMATION

The 1992 Stock Option Plan provided for the granting of options to purchase a maximum of 230,000 shares of our common stock to employees, advisors, and consultants of the Company at 100% of the fair market value as of the date of grant.  The 1992 Stock Option Plan expired during March 2002.  Options granted under this Plan in prior years had ten-year expiration terms.  There continue to be outstanding options under this plan to purchase 59,592 shares granted at an exercise price of $16.00.  These grants expire in 2006.

The 1998 Stock Incentive Plan originally provided for the making of awards to employees, consultants, and advisors of the Company with respect to 800,000 shares of common stock.  On March 6, 2001, the Board of Directors adopted an amendment to the 1998 Stock Incentive Plan.  The purpose of the amendment was to provide additional shares under the Plan to cover new award grants.  The amendment provides for an additional 800,000 shares to be available for awards under the Plan.  Since the adoption of the Incentive Plan through March 31, 2002, the Company has outstanding options to purchase 1,094,204 shares at a price equal to the fair market value at date of grant.

The Non-Employee Director Stock Incentive Plan is intended to enable us to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company.  The plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock.  On March 6, 2001, the Board of Directors adopted an amendment to extend the date through which awards can be granted under the Plan from December 31, 2002 to December 31, 2007, and the date through which shares can be issued from December 31, 2012 to December 31, 2017.  Since the adoption of the plan through March 31, 2002, the Company has granted options under the plan to purchase 85,200 shares at a price equal to the fair market value at date of grant.

The amendments to the 1998 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan were approved by stockholders at the Company’s Annual Meeting on May 1, 2001.

During the first quarter of 2003 and 2002 no compensation expense was recorded related to the granting of stock options.  Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of the statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options granted in 2002:  risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.27; and a weighted average expected life of the options of five years from the option grant date.

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

Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, in 2002 and 2001, the Company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated in the following table as of March 31:

	2003	2002

Net loss as reported	$(533,000)	$(962,000)
Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(311,000)	(240,000)

Pro forma net loss	$(844,000)	$(1,202,000)

Net loss per share:
Basic - as reported	$(0.04)	$(0.07)
Basic - pro forma	$(0.06)	$(0.08)
Diluted - as reported	$(0.04)	$(0.07)
Diluted - pro forma	$(0.06)	$(0.08)

A summary of the Company’s stock option activity and related information for the quarter ended March 31, 2003 and the year ended December 31, 2002 follows:

	2003		2002

	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share

Outstanding beginning of period	1,268,449	$22.94	1,080,162	$21.48
Granted	11,351	27.90	275,710	27.51
Exercised	(40,804)	20.24	(85,800)	19.23
Forfeited/Cancelled	—	—	(1,623)	24.49

Outstanding end of period	1,238,996	$23.07	1,268,449	$22.94
Options exercisable end of period	463,364	$21.32	485,698	$21.22

The weighted average fair value per share of options granted per the Black-Scholes model in 2003 was  $9.51.

Exercise prices for options outstanding as of March 31, 2002 ranged from $16.00 to $27.90.  The weighted-average remaining contractual life of those options is approximately six years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” below and “Notes to Consolidated Financial Statements” on the preceding pages of this report, management has made forward-looking statements regarding future developments, future revenue and income of our crops, future special taxes associated with our industrial complex, our ability to refinance construction debt due in July 2003, potential losses to the Company as a result of pending environmental proceedings, our risks with respect to guarantees of indebtedness on our jointly owned travel plaza and jointly owned industrial building, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness.  These forward-looking statements are subject to factors beyond the control of the Company (such as weather, market and economic forces) and, with respect to the Company’s future development of its land, the availability of financing and the ability to obtain various governmental entitlements.  No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

New Accounting Pronouncements

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

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-based Compensation – Transition and Disclosure.”  SFAS 148 amends SFAS 123, “Accounting for Stock-based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure, in the summary of significant accounting policies, of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25.

SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 and APB Opinion No. 28 are effective for fiscal years ending after December 15, 2002.  The Company has implemented these new disclosure provisions.  See Note H of Notes to Consolidated Financial Statements.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002.  The initial recognition and measurement requirements of the interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  Under the requirements a guarantee would have to be recorded as a liability equal to the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement.  We have not yet determined the anticipated impact of the application of the interpretation, however it could have a significant impact on our consolidated financial position when it becomes effective for the 2003 financial year.

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

Results of Operations

Total revenues, including interest income for the first quarter of 2003 was $2,977,000 compared to $2,417,000 for the first quarter of 2002.  The improvement in revenues during the first quarter of 2003 is due to improved real estate and farming revenues.  Real estate revenues increased $333,000 and farming revenues increased $353,000.  The increase in the real estate revenues was attributable to increased oil and mineral revenues of $106,000 due to higher prices received for oil and a $146,000 increase in game management revenues.  Increased revenues of $50,000 in landscape maintenance and $37,000 in the filming department accounted for the remainder of the increase.  Farming revenues increased due to the extended almond processing season at Pacific Almond, our almond processing plant.  These increases were partially offset by a decrease of $126,000 in interest income on investments due to lower interest rates.

The net loss for the first quarter of 2003 including both continuing operations and discontinued operations was $533,000 or $0.04 per share, diluted, compared to a net loss of $962,000 or $0.07 per share, diluted, for the same period of 2002.  Operating activities from continuing operations during the first quarter of 2003 resulted in a net loss of $533000, or $0.04 per share, diluted, compared to a net loss of $782,000, or $0.06 per share, diluted, for the same period of 2002.  The loss from continuing operations during the first quarter of 2003declined when compared to the same period of 2002 due to the increase in revenues described above.  The improvement in revenues was partially offset by an increase in real estate expenses of $184,000.  The increase in real estate expenses is primarily related to increases in contract and professional services, and increased property taxes.

In future periods, as in the year 2002, our real estate division will continue to see an increase in costs primarily related to professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.  These types of real estate development activities and costs could continue over several years as we develop a modest percentage of our land holdings.  The actual timing and completion of entitlement and development related activities is difficult to predict due to the uncertainties of the approval process and market factors. In the marketing of Tejon Industrial Complex, we continue to see signs that leasing activity is slowing down and that lease prices have been gradually declining. The tenant in the Tejon Dermody Industrial joint venture building is having financial difficulties and filed for Chapter 11 bankruptcy protection during early May 2003.

Currently, this tenant has paid its rent to date.  Depending on the outcome of our tenant’s reorganization, this building could become vacant and joint venture revenues would be significantly impacted.

We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities.  Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

All of our crops are particularly sensitive to the size of each year’s world crop.  Large crops in California and abroad can rapidly depress prices.  Although it is early in the year to accurately predict production estimates for this year’s crops, we continue to believe that, on a statewide basis, the long-term production trend will continue to increase for the nut crops we grow and particularly for wine grapes.  This long-term trend in production could lead to a decline in the prices we receive for our crops. We believe that there continues to be an imbalance between the supply of wine grapes and demand as a result of many new plantings coming into production.  During early March 2003, we contracted our 2003 grape production.  At that time, we also contracted our French colombard grape production for 2004 and 2005.  These contracts are at minimum prices varying from $65.00/per ton to $125.00/per ton.

Prices received by the Company for many of our products are dependent upon prevailing market conditions and commodity prices.  Therefore, we are unable to accurately predict revenue, just as we cannot pass on any cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.  The operations of the Company are seasonal and results of operations cannot be predicted based on quarterly results.  As mentioned above, we continue to expect pricing pressure on our almonds over the next few years due to new statewide plantings beginning to produce higher volumes of almonds.  This increase in production may be somewhat negated by old almond orchards being removed, and steady increases in global demand for almonds.  This potential increase in overall almond production will positively impact our almond processing operation because of more almonds being available to process.

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s 2002 Form 10-K, Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We continue to be involved in various environmental proceedings related to leased acreage.  For a further discussion, refer to Note D – Contingencies.

Results of Discontinued Operations

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division.  Since then, we have disposed of our cattle and feedlot operations to provide capital for real estate development activities and to reduce outstanding debt.    While the on going sale of livestock assets has provided significant working capital, it also resulted in a loss of significant revenues, even after taking into account the revenue stream from grazing leases that we have entered into in connection with the sales of the breeding herd.  During April 2002, we completed the process of liquidating the remaining stocker cattle herd.  There were no discontinued operation assets at March 31, 2003 or at December 31, 2002.

Discontinued operations for the first quarter of 2002 generated a loss of  $180,000 or $0.01 per share diluted. The loss is due to losses on much of the cattle being sold during the first quarter of 2002 because of lower feeder cattle prices.

Financial Condition

Our cash, cash equivalents and short-term investments totaled approximately $22,899,000 at March 31, 2003, compared to $25,240,000 at December 31, 2002.  Working capital as of March 31, 2003 was $29,473,000 compared to $30,515,000 at December 31, 2002.  The decrease in working capital during the first quarter of 2003 is due primarily to the continuing use of funds in real estate development activities.

We have a revolving line of credit of $15,000,000 that, as of March 31, 2003, had no outstanding balance. This line of credit bears an interest rate that floats with changes in the lending bank’s prime interest rate.  At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .50% less than the bank’s prime lending rate. Our outstanding long-term debt, less current portion of $1,735,000, declined by $195,000 to $14,141,000 at March 31, 2003 when compared to December 31, 2002.  Long-term debt is being used to fund real estate development infrastructure and farming assets on our land, commercial buildings in Phoenix, Arizona , and an almond processing plant.  Long-term debt currently consists of three separate debt obligations.  One long-term note for real estate and farming purposes provides for loan amounts up to $10,500,000 has a current balance of $10,000,000, and is secured by farmland.  This note is due in 2004.  The Company can borrow up to the maximum loan amount of this note through 2004. The second note obligation was used to purchase the buildings in Phoenix, is secured by mortgages on the buildings, has a balance of $4,616,000 and is payable in equal monthly installments through April 2009.  The last note is for a loan used to purchase the almond processing plant in 2000 and has a balance of $1,260,000 with the final payments due February 1, 2010.

The following table shows our contractual long-term obligations and commitments over the next five years:

	Payments Due by Period

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years

CONTRACTUAL OBLIGATIONS:
Long-Term Debt	$15,876,000	$1,735,000	$8,949,000	$491,000	$4,701,000

Total Contractual Obligations	$15,876,000	$1,735,000	$8,949,000	$491,000	$4,701,000

	Amount of Commitment Expiration Per Period

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years

OTHER COMMERCIAL COMMITMENTS:
Standby Letter of Credit	$1,250,000	$—	$1,250,000	$—	$—
Guarantees	7,253,000	5,878,000	1,375,000	—	—

Total Other Commercial Commitments	$8,503,000	$5,878,000	$2,625,000	$—	$—

The standby letter of credit is related to the issuance of Community Facility District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-

Castac Water District.  The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds.  This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments.  This letter of credit will terminate in the future as land in the district becomes developed.

The guarantees include a $1,375,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P.  Our partner in this joint venture is also guaranteeing $400,000 of this debt.  Total debt in the venture is approximately $11,700,000 and is related to the construction of the facility.  During 2003 this note is expected to be refinanced with a permanent mortgage loan, and our guarantee will no longer be needed.  The remaining $5,878,000 guarantee relates to debt of the Tejon Dermody Industrial LLC, an unconsolidated joint venture to construct and market a 650,000 square foot building at the Tejon Industrial Complex.  Total debt in the venture is approximately $11,756,000 and was used in the construction of the building.  In the joint venture agreement each partner agreed to guarantee one half of the outstanding construction loan debt through the two-year term of the loan. It is anticipated that this loan will be refinanced during July 2003.  During March 2002, a lease was signed for one half of the building and the lease payments from this lease will cover  debt service requirements under the current loan agreement.  The continuation of this lease is currently in doubt due to the financial condition of the tenant.  At this time we believe that neither of the guarantees nor the standby letter of credit will ever be called upon  due to the capital structures of the two joint ventures.

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

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding.  The short-term line of credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature.  A portion of the long-term debt ($4,616,000 on March 31, 2003) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market.  The remaining long-term debt ($11,260,000 on March 31, 2003) can either be fixed for periods of time to a LIBOR rate or float with the lending bank’s prime rate.  The floating rate obligations expose us to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases.  We believe it is prudent to limit the variability of a portion of our interest payments.  To meet this objective we entered into an interest rate swap agreement to manage the potential fluctuations in cash flows resulting from interest rate risk.  On April 10, 2003 an interest rate swap on $10.0 million of debt expired.  See Note G - Notes to Consolidated Financial Statements.

Market risk related to our inventories ultimately depend on the value of the almonds, grapes, pistachios, and walnuts at the time of payment or sale.  Credit risk related to our receivables depends upon the financial condition of our customers.  Based on historical experience with current customers and periodic credit evaluations of our customers’ financial condition, we believe our credit risk is minimal.  Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.  The tables present our debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2003
(Dollars in Thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value 03/31/03

Assets:
Marketable securities	$7,636	$1,629	$2,875	$357	$—	$—	$12,497	$12,706
Weighted average interest rate	3.71%	6.48%	4.51%	2.83%	—%	—%	3.51%	—%
Liabilities:
Short-term debt	$201	$—	$—	$—	$—	$—	$201	$201
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$1,735	$8,710	$239	$243	$248	$4,701	$15,876	$15,876
Weighted average interest rate	8.40%	8.21%	8.20%	8.19%	8.38%	7.70%	8.18%	—%
Swap notional amount 3-yr swap	$11,260	$—	$—	$—	$—	$—	$11,260	$11,095
Weighted average pay fixed-rate contract rate	6.91%	0.00%	0.00%	0.00%	0.00%	0.00%	6.91%	—%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2002
(Dollars in Thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value 03/31/03

Assets:
Marketable securities	$7,250	$2,477	$2,202	$126	$—	$—	$12,055	$12,305
Weighted average interest rate	4.08%	6.48%	5.31%	4.50%	—%	—%	4.60%	—%
Liabilities:
Short-term debt	$240	$—	$—	$—	$—	$—	$240	$240
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$1,731	$8,711	$239	$243	$248	$4,895	$16,067	$16,067
Weighted average interest rate	8.38%	8.40%	8.21%	8.20%	8.19%	7.72%	8.18%	—%
Swap notional amount 3-yr swap	$11,440	$—	$—	$—	$—	$—	$11,440	$11,097
Weighted average pay fixed-rate contract rate	6.91%	—%	—%	—%	—%	—%	6.91%	—%

In comparison to the prior year our risk in regard to fluctuations in interest rates has decreased due to the reduction in the use of both short-term and long-term lines of credit that fluctuate with the bank’s prime lending rate.

Commodity Price Exposure

At March 31, 2003 we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable.  Inventories consist of farming and processing costs related to 2003 crop production.  The farming costs inventoried are related to the 2003 crop are recorded at actual costs incurred.  Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

Inventories consist of almonds related to the 2002 crop and farming costs related to 2003 crop production.  The 2002 almond inventory is recorded at $1.03 per pound, which is less than the current price of almonds.  The farming costs inventoried that are related to the 2003 crop are recorded at actual costs incurred.  Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops.  These receivables are recorded as estimates of the prices that ultimately will be received for the crops.  The final price is generally not known until the third or fourth quarter of the following year.  Of the accounts receivable outstanding at March 31, 2003, only $1,589,000 is at risk to changing prices.  Of the amount at risk to changing prices, $426,000 is attributable to almonds, $1,113,000 to pistachios, and $50,000 to walnuts.  The comparable amounts of accounts receivable at December 31, 2002 were $177,000 related to almonds, $770,000 related to pistachios, and $89,000 to walnuts.

The price estimated for recording accounts receivable at March 31, 2003 was $1.03 per pound for almonds.  For every $.01 change in the price of almonds our receivable for almonds increases or decreases by $4,100.  Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $.89 to $1.40.  With respect to pistachios, the price estimated for recording the receivable was $1.14 per pound, each $.01 change in the price increases or decreases the receivable by $9,700 and the range of final prices over the last three years for pistachios has been $1.07 to $1.35.  The price estimated for recording accounts receivable for walnuts was $.50 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $1,000 and the range of final prices over the last three years was $.40 to $.60 per pound.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors which could significantly affect our internal controls subsequent to the date of our evaluation of the internal controls.

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

Dated: May 12, 2003
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

Dated: May 12, 2003
/s/ ALLEN E. LYDA

ALLEN E. LYDA
Vice President and Chief Financial Officer