Form 10-Q
period 2003-06-30
TEJON RANCH CO
filed 2003-08-13
CIK 96869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _____________

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

Yes ☒ No ☐

Total Shares of Common Stock issued and outstanding on June 30, 2003, were 14,506,825.

TEJON RANCH CO.

INDEX

SIGNATURES

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

Revenues:	2003	2002	2003	2002

Real estate	$3,012	$3,896	$5,577	$6,017
Farming	360	686	734	707
Interest income	109	234	260	511

	3,481	4,816	6,571	7,235
Cost and Expenses:
Real estate	2,484	2,007	4,720	4,059
Farming	928	662	1,608	1,395
Corporate expense	968	1,029	1,875	1,958
Interest expense	21	(42)	45	20

	4,401	3,656	8,248	7,432

Operating income (loss) before equity in earnings of unconsolidated joint ventures and minority interest	(920)	1,160	(1,677)	(197)
Equity in earnings of unconsolidated joint ventures	159	(75)	46	(77)
Minority interest	67	37	49	134

Operating income (loss) before income tax expense (benefit)	(694)	1,122	(1,582)	(140)
Income tax expense (benefit)	(280)	427	(634)	(53)

Income (loss) from operations	(414)	695	(948)	(87)
Loss from discontinued operations, net of applicable income taxes	—	(95)	—	(275)

Net income (loss)	$(414)	$600	$(948)	$(362)

Income (loss) from operations per share, basic	$(0.03)	$0.05	$(0.06)	$(0.01)
Loss from discontinued operations per share, basic	$—	$(0.01)	$—	$(0.02)
Net income (loss) per share, basic	$(0.03)	$0.04	$(0.06)	$(0.03)
Income (loss) from operations per share, diluted	$(0.03)	$0.05	$(0.06)	$(0.01)
Loss from discontinued operations per share, diluted	$—	$(0.01)	$—	$(0.02)
Net income (loss) per share, diluted	$(0.03)	$0.04	$(0.06)	$(0.03)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	June 30, 2003	December 31, 2002*

	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$9,672	$12,935
Marketable securities	12,762	12,305
Accounts & notes receivable	4,302	7,843
Inventories:
Farming	3,685	1,172
Other	119	77
Prepaid expenses and other	2,441	1,925

Total Current Assets	32,981	36,257
Property and equipment – net	64,765	62,323
Other assets	1,960	2,216

TOTAL ASSETS	$99,706	$100,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$850	$2,507
Other accrued liabilities	22	222
Current deferred income	988	1,035
Short-term borrowings	200	240
Current portion of long-term debt	1,751	1,731
Income taxes payable	—	7

Total Current Liabilities	3,811	5,742
Long-term debt	14,634	14,336
Minimum pension liability	2,200	2,200
Deferred income taxes	3,799	3,740
Other liabilities	583	583

Total Liabilities	25,027	26,601
Minority interest in equity of consolidated joint venture	552	601
Commitments and contingencies
Stockholders’ equity:
Common stock	7,242	7,206
Additional paid-in capital	33,046	31,690
Retained earnings	35,745	36,693
Accumulated other comprehensive loss	(1,906)	(1,995)

Total Stockholders’ Equity	74,127	73,594

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,706	$100,796

*	The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date and reclassified for comparison purposes.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30

	2003	2002

OPERATING ACTIVITIES
Net loss	$(948)	$(362)
Items not affecting cash:
Depreciation and amortization	1,328	1,290
Deferred income taxes	—	503
Minority interest in loss of consolidated joint venture	(49)	(259)
Equity in net (income) loss from unconsolidated joint ventures	(46)	77
Changes in operating assets and liabilities:
Receivables, inventories and other current assets, net	470	(249)
Current liabilities, net	(1,931)	(2,041)

NET CASH USED IN OPERATING ACTIVITIES	(1,176)	(1,041)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	4,817	1,303
Funds invested in marketable securities	(5,352)	(5,862)
Property and equipment expenditures	(3,770)	(3,606)
Investments in unconsolidated joint ventures	—	(1,480)
Other	528	(123)

NET CASH USED IN INVESTING ACTIVITIES	(3,777)	(9,768)

FINANCING ACTIVITIES
Proceeds from long-term debt	524	—
Payments of long-term debt	(226)	(196)
Bond reimbursement from community facilities district	—	6,069
Proceeds from exercise of stock options	1,392	1,185

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,690	7,058

NET CHANGE IN DISCONTINUED OPERATIONS	—	5,654
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,263)	1,903
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,935	10,889

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,672	$12,792

See Notes to Unaudited Consolidated Condensed Financial Statements.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at January 1, 2002	14,323,546	$7,163	$30,056	$(1,540)	$36,450	$72,129
Net income					243	243
Changes in unrealized gains on available-for-sale securities, net of taxes of $32	—	—	—	47	—	47
Defined benefit plan funding adjustments, net of taxes of $202	—	—	—	(392)	—	(392)
Supplemental pension plan adjustments, net of taxes of $178	—	—	—	(266)	—	(266)
Interest rate swap adjustment, net of taxes of $119	—	—	—	156	—	156

Comprehensive loss						(212)

Restricted stock issuance	84,982	42	1,607	—	—	1,649
Contribution of stock	1,000	1	27	—	—	28

Balance at December 31, 2002	14,409,528	7,206	31,690	(1,995)	36,693	73,594
Net loss	—	—	—	—	(948)	(948)
Changes in unrealized gains on available-for-sale securities, net of taxes of $31	—	—	—	(47)	—	(47)
Interest rate swap adjustment, net of taxes of $90	—	—	—	136	—	136

Comprehensive loss	—	—	—	—	—	(859)

Exercise of stock options	72,597	36	1,356	—	—	1,392

Balance at June 30, 2003	14,482,125	$7,242	$33,046	$(1,906)	$35,745	$74,127

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

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock for stock options per Financial Accounting Standards Board (“FASB”) No. 128, Earnings Per Share.

Weighted average common shares outstanding:

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

Weighted average number of shares outstanding:
Common stock	14,468,651	14,378,058	14,448,604	14,359,192
Common stock equivalents - stock options	273,233	354,208	228,054	—

Diluted shares outstanding	14,741,884	14,732,266	14,676,658	14,359,192

For the three months and six months ended June 30, 2003 diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of common stock equivalents is antidilutive.

NOTE C – MARKETABLE SECURITIES

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

	Cost	Estimated Fair Value	Cost	Estimated Fair Value

Marketable Securities: (in thousands)
U.S. Treasury and agency notes	$9,095	$9,166	$7,730	$7,847
Corporate notes and Commercial paper	3,495	3,596	4,325	4,458

	$12,590	$12,762	$12,055	$12,305

As of June 30, 2003, the adjustment to accumulated other comprehensive loss in the consolidated condensed statement of stockholder’s equity reflects the fact that an unrealized gain on marketable securities available for sale at June 30, 2003 was less than the unrealized gain at December 31, 2002, which results in a reduction in the amount of the cumulative adjustment to stockholders’ equity. The amount of the reduction to stockholder’s equity is $47,000, which is net of a tax benefit of $31,000. As of June 30, 2003, the Company’s gross unrealized holding gains equal $330,000 and gross unrealized holding losses equal $158,000. On June 30, 2003, the weighted average maturity of U.S. Treasury and agency securities was 1.70 years and corporate notes was 1.83 years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority Community Facilities District (“CFD”), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $17.0 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In the quarter ended June 30, 2003, the Company did not pay any special taxes related to the CFD. In 2002, the Company paid approximately $100,000 in special taxes. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this happens, the Company’s obligation will be reduced. It is expected that the Company will have additional special tax payments due in 2003 of $100,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. The Company may be able to have approximately 1,400 acres released from the CFD lien in the future when appraised values at Tejon Industrial Complex are at a four to one bond lien value without the inclusion of the 1,400 acres.

At June 30, 2003, the Company was guaranteeing the repayment of $1.4 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt outstanding at June 30, 2003 for Petro Travel Plaza LLC is approximately $11.6 million and is related to the construction and long-term financing of the travel plaza. Our partner in this joint venture is also guaranteeing $400,000 of this debt. As the Petro debt is reduced each quarter, our guarantee declines proportionately. The current Petro debt outstanding will mature in 2010. The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is approximately $12.0 million. Our joint venture partner is guaranteeing the remaining 50% of this construction loan. The original maturity date of this loan was July 2003. During July the loan was extended through September 2003. It is anticipated that the joint venture will refinance the loan in October 2003. The Company does not expect either of these guarantees to ever be enforced.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to clean up and abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills and maintains an ongoing groundwater monitoring system. Lafarge has also completed the site investigation with respect to chlorinated hydrocarbons and has installed and is operating a pump and treat system to clean up the groundwater. Lafarge has also removed high concentrations of PCE from the site. The order for the kiln dust piles now requires only site stabilization measures of the sort previously undertaken by National and does not call for transporting the large piles offsite. We are advised that National and Lafarge have consolidated, closed and capped the cement kiln dust piles. Maintenance of the cap and groundwater monitoring remain as on-going activities. Lafarge and National have been directed by the Regional Water Board to investigate the extent of contamination resulting from leakage from a diesel fuel tank and pipeline, and initiate clean-up activities. Lafarge and National have completed their investigation and installed an air sparging system to clean up the soil and ground water. Under the orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, each of these companies is required to indemnify the Company for its designated portion of any costs and liabilities incurred in connection with the cleanup orders. Due to the financial strength of National and Lafarge, the Company believes that a future material effect on the Company as a result of this situation is remote at this time.

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenges the County’s certification of the environmental impact report for Tejon Industrial Complex-East (“TIC-East”), the Company’s 1,100-acre expansion of the industrial park at the south end of the San Joaquin Valley. Principal environmental issues raised in the suit involve the project’s likely effects on air quality and endangered species, the impact of converting farmland to development and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on the Company’s land and elsewhere. The suit also challenges the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. A subsidiary of the Company is the real party in interest.

The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel. The Company believes that the lawsuit is without merit, and intends to defend against it vigorously.

The suit does not ask for damages, but if plaintiffs prevail, the Company would be called upon to pay their attorneys’ fees. The suit raises questions as to the practicality of developing TIC-East while the suit is pending. While a delay in the Company’s ability to develop TIC-East could restrict its opportunities to serve industrial customers, the Company has inventory of land remaining at the approved industrial development across the freeway. This opportunity cost would be partially offset by postponing capital expenditure costs for TIC-East infrastructure. The suit is scheduled for trial in late August, with a decision rendered shortly thereafter. Appeals to California’s intermediate appeals court and the California Supreme Court could extend the effects of the suit after a decision is rendered by the trial court. If plaintiffs prevail, further delays would be incurred while the environmental impact report is revised to correct any deficiencies determined to exist, re-approved by the County and possibly re-litigated by the plaintiffs.

For further discussion refer to the Company’s 2002 Form 10-K, Part I, Item 3, - “Legal Proceedings”. There have been no significant changes since the filing of the 2002 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at June 30, 2003 is $1,763,000 and in included in prepaid expenses and other assets. The equity in the net income of the unconsolidated joint ventures is $46,000 for the six months ending June 30, 2003. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. At June 30, 2003 the Company had a deficit investment balance of $301,000.

•	Centennial Founders, LLC (formerly RM Development Associates, LLC) is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.), which is pursuing entitlement and development of land that the Company owns in Los Angeles County. At June 30, 2003 our equity investment balance was $1,065,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Partners for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At June 30, 2003 our equity investment balance was $999,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the quarter ended June 30 is as follows (in thousands):

Condensed Combined Statement of Operations Information

	2003	2002

Net sales	$20,934	$17,506

Net income (loss)	$88	$(218)
Partner’s share of net income (loss)	42	(141)

Equity in net income (loss) of unconsolidated joint ventures	$46	$(77)

Condensed Combined Balance Sheet Information

	2003	2002

Current assets	$4,715	$5,026
Property and equipment, net	41,172	35,477
Long-term debt	(23,528)	(23,708)
Other liabilities	(3,301)	(1,643)

Net assets	$19,058	$(15,152)

The Company’s investment balance in its unconsolidated joint ventures differs from its equity in unconsolidated income/losses shown above and its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

NOTE F – DISCONTINUED OPERATIONS

During April 2001 the Company finalized its plan for the sale of its cattle and feedlot division. The Company disposed of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company. The process of selling the Company’s breeding herd, stocker cattle herd, and feedlot was completed at the end of April 2002. At December 31, 2002, there were no assets or liabilities remaining in discontinued operations. Revenues from discontinued operations during 2002 consisted of the sale of cattle. Expenses consisted of cost of sales related to the sale of cattle.

Condensed statement of operations information related to the discontinued operations for the six month period ended June 30 is as follows:

	2003	2002

Revenues	$—	$3,669
Expenses	—	4,113

Loss from discontinued oeprations, before income taxes	—	(444)
Income tax benefit	—	(169)

Loss from discontinued operations, net of income taxes	$—	$(275)

NOTE G – INTEREST RATE RISK MANAGEMENT

The Company has an interest rate swap agreement with respect to $1.3 million of its long term debt to manage interest rate risk by converting floating interest rate debt to fixed rate debt. This swap agreement matures in 3 years, and is a contract to exchange variable rate for fixed rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.91%. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they are incurred. The swap agreements are being accounted for as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities”.

As of June 30, 2003 the cumulative decrease in the fair value of the interest rate swap was $117,000. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive loss, net of applicable income taxes. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts were reclassified to interest expense during the second quarter of 2003. The estimated fair value of the swaps was determined by market price quotes as of June 30, 2003, received from our bank.

NOTE H – STOCK OPTION INFORMATION

The Company does not record compensation expense related to the granting of stock options to employees and directors. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options granted in 2003 and 2002: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.27; and a weighted average expected life of the options of five years from the option grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model may not provide a reliable single measure of the fair value of stock options outstanding under the Company’s stock option plans.

Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated in the following table as of June 30:

	2003	2002

Net loss as reported	$(935,000)	$(362,000)
Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(623,000)	(480,000)

Pro forma net loss	$(1,558,000)	$(842,000)

Net loss per share:
Basic - as reported	$(0.06)	$(0.03)
Basic - pro forma	$(0.11)	$(0.06)
Diluted - as reported	$(0.06)	$(0.03)
Diluted - pro forma	$(0.11)	$(0.06)

A summary of the Company’s stock option activity and related information for the quarter ended June 30, 2003 and the year ended December 31, 2002 follows:

	2003		2002

	Options	Weighted-Average Exercise Price Per Share	Options	Weighted-Average Exercise Price Per Share

Outstanding beginning of period	1,268,449	$22.94	1,080,162	$21.48
Granted	11,351	27.90	275,710	27.51
Exercised	(72,597)	19.19	(85,800)	19.23
Forfeited/Cancelled	(5,600)	22.16	(1,623)	24.49

Outstanding end of period	1,201,603	$23.22	1,268,449	$22.94
Options exercisable end of period	432,371	$21.58	485,698	$21.22

The weighted average fair value per share of options granted per the Black-Scholes model in 2003 was $9.51.

Exercise prices for options outstanding as of June 30, 2003 ranged from $16.00 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” below and “Notes to Consolidated Financial Statements” on the preceding pages of this report, management has made forward-looking statements regarding future developments, including without limitation statements as to future revenue and income of our crops, future special taxes associated with our industrial complex, our ability to refinance construction debt due in September 2003, potential losses to the Company as a result of pending environmental proceedings and land use litigation, our risks with respect to guarantees of indebtedness on our jointly owned travel plaza and jointly owned industrial building, increased costs associated with our real estate development activities, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of the Company (such as weather, market and economic forces) and, with respect to the Company’s future development of its land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

New Accounting Pronouncements

In September 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” This statement covers obligations that a company incurs for the retirement of tangible long-lived assets such as drilling rigs or manufacturing plants. We do not anticipate this pronouncement having a significant impact on our consolidated financial position or results of operations when it becomes effective for the 2003 financial year.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of the commitment to an exit plan. We do not expect this statement to have a significant impact on our consolidated financial position or results of operations when it becomes effective for the 2003 financial year.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure, in the summary of significant accounting policies, of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25.

SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 and APB Opinion No. 28 are effective for fiscal years ending after December 15, 2002. The Company has implemented these new disclosure provisions. See Note H of Notes to Unaudited Consolidated Condensed Financial Statements.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. The initial recognition and measurement requirements of the interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002. Under the requirements a guarantee would have to be recorded as a liability equal to the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement. At this time, this interpretation has no significant impact on our consolidated financial position since we do not have any guarantees issued or modified after December 31, 2002.

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, was issued in January 2003. This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics. We have not entered into any arrangements with the characteristics of a variable interest entity since January 31, 2003, and are currently assessing the impact of FIN 46 on our current joint ventures. We do not expect the adoption of FIN 46 to have a significant impact on our consolidated financial position or results of operations. In the future if we enter new joint ventures, we will make a determination at that time whether or not they need to be consolidated.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. It is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

Results of Operations

Total revenues, including interest income, for the first six months of 2003, were $6,571,000 compared to $7,235,000 for the same period of 2002. The decline in revenues during the first six months of 2003 is due to real estate revenues declining $494,000 and interest income declining $251,000. The decline in real estate revenues during 2003 is primarily attributable to $1,375,000 in revenue earned in 2002 related to the sale of an easement. The reduction in revenue when compared to 2002 is partially offset by increased rental revenues of $229,000, a gain from the sale of land of $300,000, an improvement in service and amenity revenues of $235,000, and an improvement in oil and mineral revenues of $168,000. Also helping to offset the decline in revenue was an increase in operating profits from unconsolidated real estate joint ventures. Lease revenues increased due to revenues from a McDonalds, Starbucks, and a Best Western Motel that were opened in late 2002. Service and amenity revenues increased due to an increase in game management revenues. Oil and Mineral revenues improved due to an increase in oil production and cement production. Operating profits from real estate joint ventures increased primarily due to increased volume at the Petro Travel Plaza. Interest income declined due to low investment rates and a reduction in investment securities owned.

The net loss for the second quarter of 2003, including both continuing operations and discontinued operations, was $948,000 or $0.06 per share, diluted, compared to a net loss of $362,000 or $0.03 per share, diluted, for the same period of 2002. Operating activities from continuing operations for the first six months of 2003 resulted in a loss of $948,000 or $0.06 per share, diluted, compared to a net loss of $87,000 or $0.01 per share, diluted, for the same period of 2002. The increase in the loss from continuing operations for the first six months of 2003 is due to the decline in revenues as described above and to an increase in both real estate expenses and farming expenses. Real estate expenses increased $661,000 during 2003 due primarily to an increase in public relations and advertising costs of $272,000, higher maintenance and property taxes of $234,000, higher insurance costs of $67,000, and increased staffing costs of $99,000. Farming expenses grew $213,000 during 2003 due primarily to higher costs at our almond processing plant because of increased processing activities and to higher insurance costs.

Total revenues for the second quarter of 2003, including interest income, were $3,481,000 compared to $4,816,000 for the second quarter of 2002. The decline in the second quarter of 2003 is due primarily to real estate revenues declining $884,000 and farming revenues declining $326,000. The decline in real estate revenue is due primarily to the receipt in 2002 of $1,375,000 of revenue related to the sale of an easement. The decrease in real estate revenue in 2003 was partially offset by increased lease revenues, a gain from the sale of land, and improved operating profits from unconsolidated real estate joint ventures. Farming revenues declined during the second quarter of 2003 when compared to 2002 due to the receipt in 2002 of insurance proceeds related to the 2001 almond, walnut, and zinfandel grape harvests. These insurance proceeds were partially offset by an increase in 2003 processing revenues at our almond processing plant.

For the second quarter of 2003 the Company had a net loss, including both continuing operations and discontinued operations, of $414,000 or $0.03 per share, diluted, compared to net income of $600,000 or $0.04 per share, diluted, for the same period of 2002. The decline in net income from continuing operations is due to the reduction in revenues described above and to higher real estate and farming expenses. Real estate expenses increased due to higher public relations costs, insurance costs, and staffing costs. Farming costs increased due to higher costs at our almond processing plant related to an increase in processing activities.

As we move forward in the achievement of our real estate vision, we will continue to see an increase in costs related to professional service fees, planning costs, entitlement costs, and staffing costs. These types of real estate activities and costs could continue over several years as we develop a modest percentage of our land holdings. The actual timing and completion of entitlement and any development related activities is difficult to predict due to the uncertainties of the government approval process and market factors. In the marketing of Tejon Industrial Complex, we continue to see signs that leasing activity has slowed down and that lease prices have been gradually declining. The tenant in the Tejon Dermody Industrial joint venture building filed for Chapter 11 bankruptcy protection during early May 2003. The tenant is currently paying rent, but the building is expected to become vacant in September. If the building becomes vacant, revenues in the Tejon Dermody joint venture will be significantly impacted. Due to the current market, we expect it could take several months before the building is released.

We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. At this point in the growing season it appears that the 2003 almond and grape crops on a statewide basis will once again be rather large but less than the previous year. The 2003 pistachio crop appears to be much less than 2002’s crop. It is very difficult to predict the size of a crop’s production until the beginning of harvest season which generally starts late in the third quarter. Our long-term projection is that crop production, especially almonds and pistachios, will increase on a statewide basis, which could negatively impact future prices. Prices for this year’s crop are expected to be comparable to the prior year with a potential increase in almond prices due to an increase in worldwide demand.

Prices received by the Company for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, we are unable to accurately predict revenue, just as we cannot pass on any cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices. The farming operations of the Company are seasonal and results of operations cannot be predicted based on quarterly results. Also, the timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, this aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

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

Results of Discontinued Operations

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. Since then, we have disposed of our cattle and feedlot operations to provide capital for real estate development activities and to reduce outstanding debt. While the sale of livestock assets provided significant working capital, it also resulted in a loss of significant revenues, even after taking into account the revenue stream from grazing leases that we have entered into in connection with the sales of the breeding herd. During April 2002, we completed the process of liquidating the remaining stocker cattle herd. There were no discontinued operation assets at June 30, 2003 or at December 31, 2002. Discontinued operations for the first six months of 2002 generated a loss of $275,000 or $0.02 per share diluted. The loss is due to losses on much of the cattle being sold during the first quarter of 2002 because of lower feeder cattle prices.

Financial Condition

Our cash, cash equivalents and short-term investments totaled approximately $22,434,000 at June 30, 2003, compared to $25,240,000 at December 31, 2002. Working capital, as of June 30, 2003, was $29,170,000 compared to $30,515,000 at December 31, 2002. The decrease in working capital during the first six months of 2003 is due primarily to the continuing use of funds in real estate development activities.

We have a revolving line of credit of $15,000,000 that, as of June 30, 2003, had no outstanding balance. This line of credit bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .50% less than the bank’s prime lending rate. This line of credit is currently in the process of being renewed and it is expected that this process will be completed in September 2003. Our outstanding long-term debt, less current portion of $1,751,000, increased by $298,000 to $14,634,000 at June 30, 2003 when compared to December 31, 2002. Long-term debt is being used to fund real estate development infrastructure and farming assets on our land, commercial buildings in Phoenix, Arizona, and our almond processing plant. Long-term debt currently consists of four separate debt obligations. One long-term note for real estate and farming purposes provides for loan amounts up to $10,500,000, has a current balance of $10,000,000, and is secured by farmland. This note is due in July 2004 and we will work with our bank to refinance this debt at that time, but no assurances can be given as to the successful completion of that refinancing. The Company can borrow up to the maximum loan amount of this note through 2004. The second note obligation was for a loan used to purchase the buildings in Phoenix, is secured by mortgages on the buildings, has a balance of $4,606,000 and is payable in equal monthly installments through April 2009. The third note is for a loan used to purchase the almond processing plant in 2000 and has a balance of $1,260,000 with the final payments due February 1, 2010. The final note is for a loan that provides long-term financing for a building being leased to Starbucks. The current balance of this note is $519,000 with a maturity date of May 1, 2018.

Contractual Obligations

The following table shows our contractual long-term obligations and commitments over the next five years:

	Payments Due by Period

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years

Long-Term Debt	$16,385,000	$1,751,000	$8,996,000	$544,000	$5,094,000

Total Contractual Obligations	$16,385,000	$1,751,000	$8,996,000	$544,000	$5,094,000

There were no material changes in these obligations during the quarter ended June 30, 2003.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest and also to a local Community Facilities District.

	Amount of Commitment Expiration Per Period

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years

Standby Letter of Credit	$1,250,000	$—	$1,250,000	$—	$—
Guarantees	7,375,000	6,000,000	1,375,000	—	—

Total Other Commercial Commitments	$8,625,000	$6,000,000	$2,625,000	$—	$—

There were no material changes in these obligations during the quarter ended June 30, 2003.

The standby letter of credit is related to the issuance of Community Facility District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit is for a two-year period and will be renewed if necessary in 2005.

The guarantees include a $1,375,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P. Our partner in this joint venture is also guaranteeing $400,000 of this debt. Total debt in the venture is approximately $11,600,000 and is related to the construction of the facility. The remaining $6,000,000 guarantee relates to debt of the Tejon Dermody Industrial LLC, an unconsolidated joint venture to construct and market a 650,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,000,000 and was used in the construction of the building. In the joint venture agreement each partner agreed to guarantee one half of the outstanding construction loan debt through the two-year term of the loan. The original maturity date for this loan was July 2003. The loan has now been extended through the end of September 2003. At that time it is anticipated that the joint venture will refinance the debt. At this time we believe that neither of the guarantees will ever be called upon due to the capital structures of the two joint ventures.

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

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($5,125,000 on June 30, 2003) has a fixed interest rate, and the fair value of this long-term debt can change based on interest rate movements in the market. The remaining long-term debt ($11,260,000 on March 31, 2003) can either be fixed for periods of time to a LIBOR rate or float with the lending bank’s prime rate. The floating rate obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective we entered into an interest rate swap agreement to manage the potential fluctuations in cash flows resulting from interest rate risk. On April 10, 2003 an interest rate swap on $10.0 million of debt expired.

Market risk related to our inventories ultimately depends on the value of the almonds, grapes, pistachios, and walnuts at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with current customers and periodic credit evaluations of our customers’ financial condition, we believe our credit risk is minimal. Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2003
(Dollars in Thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value 06/30/03

Assets:
Marketable securities	$5,097	$2,499	$2,999	$1,464	$531	$—	$12,590	$12,762
Weighted average interest rate	3.36%	6.48%	4.39%	2.51%	2.28%	—%	4.08%	—%

Liabilities:
Short-term debt	$200	$—	$—	$—	$—	$—	$200	$200
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$1,751	$8,733	$263	$269	$276	$5,093	$16,385	$16,385
Weighted average interest rate	3.62%	3.02%	8.08%	8.06%	8.05%	7.62%	4.76%	—%
Swap notional amount 3-yr swap	$1,260	$—	$—	$—	$—	$—	$1,260	$1,143
Weighted average pay fixed-rate contract rate	6.91%	0.00%	0.00%	0.00%	0.00%	0.00%	6.91%	—%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2002
(Dollars in Thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value 12/31/02

Assets:
Marketable securities	$7,250	$2,477	$2,202	$126	$—	$—	$12,055	$12,305
Weighted average interest rate	4.08%	6.48%	5.31%	4.50%	—%	—%	4.60%	—%

Liabilities:
Short-term debt	$240	$—	$—	$—	$—	$—	$240	$240
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$1,731	$8,711	$239	$243	$248	$4,895	$16,067	$16,067
Weighted average interest rate	8.38%	8.40%	8.21%	8.20%	8.19%	7.72%	8.18%	—%
Swap notional amount 3-yr swap	$11,440	$—	$—	$—	$—	$—	$11,440	$11,097
Weighted average pay fixed-rate contract rate	6.91%	—%	—%	—%	—%	—%	6.91%	—%

In comparison to the prior year our risk in regard to fluctuations in interest rates has increased due to the expiration of an interest rate swap in April 2003. Since $10,000,000 of our debt floats at LIBOR or the bank’s prime lending rate, our risk to rising interest rates has increased.

Commodity Price Exposure

At June 30, 2003 we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2003 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at June 30, 2003, only $290,000 is at risk to changing prices. Of the amount at risk to changing prices, the entire amount is attributable to pistachios. The comparable amounts of accounts receivable at December 31, 2002 were $177,000 related to almonds, $770,000 related to pistachios, and $89,000 to walnuts.

The price estimated for recording accounts receivable at June 30, 2003 for pistachios was $1.14 per pound, each $.01 change in the price increases or decreases the receivable by $2,500 and the range of final prices over the last three years for pistachios has been $1.07 to $1.35.

Item 4.	Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 of the Securities and Exchange Commission under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the quarter ended June 30, 2003, to provide reasonable assurance that material information relating to our Company (including our consolidated subsidiaries) required to be disclosed in the periodic reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time specified in the rules and forms of the Securities and Exchange commission, including the reporting of such information to our Chief Executive Officer, Chief Financial Officer and other members of our management as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls or other financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 8.	Financial Statements and Supplementary Data

The response to this Item is submitted in a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 13, 2003.

(b)	The following directors were elected at the annual meeting:

Dan T. Daniels
Robert C. Ruocco
Geoffrey L. Stack

In addition to the directors elected at the Annual Meeting, the following directors’ term of office continued after the meeting:

Craig Cadwalader	Kent G. Snyder
John L. Goolsby	Robert A. Stine
Norman Metcalfe	Michael H. Winer
George G. C. Parker

(c)	During the Annual Meeting, an election of directors was submitted to a vote of the security holders. Each of the persons named in the Proxy Statement as nominee for director was elected. Following are the voting results on each of the nominees for director:

Election of Directors	Votes For	Votes Withheld	Broker Non-Votes
Dan T. Daniels	12,819,968	32,324	1,586,505
Robert C. Ruocco	12,820,018	32,274	1,586,505
Geoffrey L. Stack	12,819,718	32,574	1,586,505

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits –

3.1	Restated Certificate of Incorporation *

3.2	Bylaws **

31.1	Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports – on Form 8-K

None.

*	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

**	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO. (The Company)
August 13, 2003	By:	/s/ ALLEN E. LYDA

DATE		Allen E. Lyda Vice President, Chief Financial Officer