Form 10-Q
period 2003-09-30
TEJON RANCH CO
filed 2003-11-13
CIK 96869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

Total Shares of Common Stock issued and outstanding on November 11, 2003, were 14,519,322.

TEJON RANCH CO.

PART I – FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Revenues:
Real estate	$2,561	$2,569	$8,138	$8,586
Farming	1,478	3,601	2,212	4,308
Interest income	94	142	354	653

	4,133	6,312	10,704	13,547
Cost and Expenses:
Real estate	2,421	2,084	7,141	6,143
Farming	2,060	3,217	3,668	4,612
Corporate expense	865	862	2,740	2,820
Interest expense	25	(20)	70	—

	5,371	6,143	13,619	13,575

Operating income (loss) before equity in earnings of unconsolidated joint ventures and minority interest	(1,238)	169	(2,915)	(28)
Equity in earnings of unconsolidated joint ventures	6	255	52	178
Minority interest	134	174	183	308

Operating income (loss) before income tax expense (benefit)	(1,098)	598	(2,680)	458
Income tax expense (benefit)	(438)	220	(1,072)	167

Income (loss) from operations	(660)	378	(1,608)	291
Income (loss) from discontinued operations, net of applicable income taxes	—	4	—	(271)

Net income (loss)	$(660)	$382	$(1,608)	$20

Income (loss) from operations per share, basic	$(0.05)	$0.03	$(0.11)	$0.02
Income (loss) from discontinued operations per share, basic	—	—	—	(0.02)

Net income (loss) per share, basic	$(0.05)	$0.03	$(0.11)	$—

Income (loss) from operations per share, diluted	$(0.05)	$0.03	$(0.11)	$0.02
Income (loss) from discontinued operations per share, diluted	—	—	—	(0.02)

Net income (loss) per share, diluted	$(0.05)	$0.03	$(0.11)	$—

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	September 30, 2003	December 31, 2002*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,073	$12,935
Marketable securities	11,404	12,305
Accounts & notes receivable	3,566	7,843
Farming inventories	4,583	1,172
Prepaid expenses and other	2,183	2,002

Total Current Assets	31,809	36,257
Property and equipment – net	65,864	62,323
Other assets	2,512	2,216

TOTAL ASSETS	$100,185	$100,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$832	$2,507
Other accrued liabilities	561	222
Current deferred income	1,265	1,035
Short-term borrowings	159	240
Current portion of long-term debt	263	1,731
Income taxes payable	—	7

Total Current Liabilities	3,080	5,742
Long-term debt	16,137	14,336
Minimum pension liability	2,200	2,200
Deferred income taxes	3,765	3,740
Other liabilities	583	583

Total Liabilities	25,765	26,601
Minority interest in equity of consolidated joint venture	417	601
Commitments and contingencies
Stockholders’ equity:
Common stock	7,260	7,206
Additional paid-in capital	33,615	31,690
Retained earnings	35,085	36,693
Accumulated other comprehensive loss	(1,957)	(1,995)

Total Stockholders’ Equity	74,003	73,594

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,185	$100,796

*	The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date and reclassified for comparison purposes.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(1,608)	$20
Items not affecting cash:
Depreciation and amortization	1,953	1,939
Deferred income taxes	—	316
Minority interest in loss of consolidated joint venture	(183)	(308)
Equity in earnings of unconsolidated joint ventures	(52)	(178)
Changes in operating assets and liabilities:
Receivables, inventories and other current assets, net	382	(1,038)
Current liabilities, net	(886)	(1,885)

NET CASH USED IN OPERATING ACTIVITIES	(394)	(1,134)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	6,802	8,463
Funds invested in marketable securities	(6,065)	(8,478)
Distribution to minority interests	—	(125)
Property and equipment expenditures	(5,436)	(6,872)
Investments in unconsolidated joint ventures	—	(1,479)
Other	—	(182)

NET CASH USED IN INVESTING ACTIVITIES	(4,699)	(8,673)
FINANCING ACTIVITIES
Payments of short-term borrowings	(81)	—
Proceeds from long-term debt	552	—
Payments of long-term debt	(219)	(215)
Bond reimbursement from community facilities district	—	6,068
Proceeds from exercise of stock options	1,949	1,185
Contribution of stock	30	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,231	7,038
NET CHANGE IN DISCONTINUED OPERATIONS	—	5,654

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,862)	2,885
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,935	10,889

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,073	$13,774

See Notes to Unaudited Consolidated Condensed Financial Statements.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($’s in thousands)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2002	14,323,546	$7,163	$30,056	$(1,540)	$36,450	$72,129

Net income	—	—	—	—	243	243
Changes in unrealized gains on available-for-sale securities, net of taxes of $32	—	—	—	47	—	47
Defined benefit plan funding adjustments, net of taxes of $202	—	—	—	(392)	—	(392)
Supplemental pension plan adjustments, net of taxes of $178	—	—	—	(266)	—	(266)
Interest rate swap adjustment, net of taxes of $119	—	—	—	156	—	156

Comprehensive loss						(212)

Exercise of stock options	84,982	42	1,607	—	—	1,649
Contribution of stock	1,000	1	27	—	—	28

Balance at December 31, 2002	14,409,528	7,206	31,690	(1,995)	36,693	73,594

Net loss	—	—	—	—	(1,608)	(1,608)
Changes in unrealized gains on available-for-sale securities, net of taxes of $66	—	—	—	(98)	—	(98)
Interest rate swap adjustment, net of taxes of $91	—	—	—	136	—	136

Comprehensive loss						(1,570)

Contribution of stock	1,000	1	29	—	—	30
Exercise of stock options	108,794	53	1,896	—	—	1,949

Balance at September 30, 2003	14,519,322	$7,260	$33,615	$(1,957)	$35,085	$74,003

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

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

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock for stock options per Statement of Financial Accounting Standards Board (“SFAS”) No.128, Earnings Per Share.

For the three months and nine months ended September 30, 2003 diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of common stock equivalents is antidilutive.

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Weighted average number of shares outstanding:
Common stock	14,505,051	14,381,043	14,467,420	14,366,475
Common stock equivalents – stock options	354,438	148,441	270,181	239,346

Diluted shares outstanding	14,859,489	14,529,484	14,737,601	14,605,821

NOTE C – MARKETABLE SECURITIES

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003		December 31, 2002
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:

U.S. Treasury and agency notes	$7,687	$7,700	$7,730	$7,847
Corporate notes and Commercial paper	3,631	3,704	4,325	4,458

	$11,318	$11,404	$12,055	$12,305

As of September 30, 2003, the adjustment to accumulated other comprehensive loss in the consolidated condensed statement of stockholders’ equity reflects the fact that an unrealized gain on marketable securities available-for-sale at September 30, 2003 was less than the unrealized gain at December 31, 2002, which results in a reduction in the amount of the cumulative adjustment to stockholders’ equity. The amount of the reduction to stockholders’ equity is $98,000, which is net of a tax benefit of $66,000. As of September 30, 2003, the Company’s gross unrealized holding gains equal $244,000 and gross unrealized holding losses equal $158,000. On September 30, 2003, the weighted average maturity of U.S. Treasury and agency securities was 2.0 years and corporate notes were 2.2 years.

Market value equals the quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes and commercial paper are with companies with a credit rating of A or better.

NOTE D – CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority Community Facilities District (“CFD”), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $17.0 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In the quarter ended September 30, 2003, the Company did not pay any special taxes related to the CFD. In 2002, the Company paid approximately $100,000 in special taxes. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this happens, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments due in 2003 of $100,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. The Company may be able to have approximately 1,400 acres released from the CFD lien in the future when appraised values at Tejon Industrial Complex equal or exceed 400% of the amount of the bonds secured by the lien without the inclusion of the 1,400 acres. The CFD is expected to issue $6.9 million of additional bonds with the same security in the fourth quarter of 2003.

At September 30, 2003, the Company was guaranteeing the repayment of $1.6 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt outstanding at September 30, 2003 for Petro Travel Plaza LLC is approximately $13.2 million and is related to the long-term financing of the travel plaza. Our partner in this joint venture is also guaranteeing $475,000 of this debt. As the Petro debt is reduced each quarter, our guarantee declines proportionately. The current Petro debt outstanding will mature in 2010. The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is approximately $12.0 million. Our joint venture partner is guaranteeing the remaining 50% of this construction loan. The original maturity date of this loan was July 2003. This loan has been extended through November 2003. It is anticipated that the joint venture will refinance the loan at the end of November 2003. The Company does not expect either of these guarantees to ever be enforced.

The Company leases land to National Cement Company of California, Inc. (National) for the purpose of manufacturing portland cement from limestone deposits on the leased acreage. National, Lafarge Corporation (the parent company of the previous operator) and the Company have been ordered to clean up and abate an old industrial waste landfill site, a storage area for drums containing lubricants and solvents, an underground storage tank for waste oil and solvents, an underground plume of chlorinated hydrocarbons, diesel fuel which leaked from a pipeline, and the cement kiln dust piles on the leased premises. Lafarge has undertaken the investigation and remediation of landfills and has completed the removal of contaminated soils above the groundwater level from the landfills and maintains an ongoing groundwater monitoring system. Lafarge has also completed the site investigation with respect to chlorinated hydrocarbons and has installed and is operating a pump and treat system to clean the groundwater. Lafarge has also removed soils with high concentrations of chlorinated hydrocarbons from the site. We are advised that National and Lafarge have consolidated, closed and capped the cement kiln dust piles. Maintenance of the cap and groundwater monitoring remain as on-going activities. Lafarge and National have completed their investigation of contamination resulting from leakage from a diesel fuel pipeline and installed an air sparging system to clean up the soil and ground water. Under the orders, the Company is secondarily liable and will be called upon to perform work only if National and Lafarge fail to do so. Under the lease agreements with National and Lafarge, each of these companies is required to indemnify the Company for its designated portion of any costs and liabilities incurred in connection with the cleanup orders. Due to the financial strength of National and Lafarge, the Company believes that a future material effect on the Company as a result of this situation is remote at this time.

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenges the County’s certification of the environmental impact report (“EIR”) for Tejon Industrial Complex-East (“TIC-East”), the Company’s 1,109-acre expansion of the industrial park at the south end of the San Joaquin Valley. Principal environmental issues raised in the suit involve the project’s likely effects on air quality and endangered species, the impact of converting farmland to development and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on Company land and elsewhere. The suit also challenges the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. Two subsidiaries of the Company are the real parties in interest. The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.

On October 24, 2003, the Kern County Superior Court issued its ruling in Center for Biological Diversity v. County of Kern, a case brought under the California Environmental Quality Act to challenge the sufficiency of the EIR certified by the County for TIC-East, a proposed 1,109 acre expansion of our industrial and commercial development at the south end of the San Joaquin Valley near the junction of Interstate 5 and State Route 99.

The Court voided the County’s certification of the EIR based on two grounds. First, the Court found that there was not sufficient evidence that the EIR adequately described the impacts that TIC-East would have on the air quality of the San Joaquin Valley air basin. The principal reason for this conclusion is that certain data and guidance provided by local air quality districts, which was cited, discussed and relied upon in the EIR, could not be used to support the County’s decision because it was not physically included in the administrative record. Second, two “species of concern” (i.e. species not listed under the state and federal endangered species acts but which are for other reasons required to be discussed in EIRs if they could be affected by a development) found on or near the project site were not specifically discussed in the EIR, due to a mistake by the consulting biologists.

The Court found that the EIR was adequate in all other respects, and ruled in favor of the Company on separate claims asserted by plaintiffs under the laws governing planning and zoning in California. The Court did not void the land use entitlements approved by the County. The Court retained jurisdiction over the case until the County certifies an amended EIR and administrative record correcting the deficiencies identified by the Court. The land use entitlements cannot be used to support real estate developments until the EIR is corrected and recertified by the County and returned to the Court for its review.

We estimate that it will take several months to gather data and correct the EIR and record as directed by the Court, and several months for the County to process the corrected EIR. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can use the land use entitlements to develop the land.

For further discussion refer to the Company’s 2002 Form 10-K, Part I, Item 3, – “Legal Proceedings”.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at September 30, 2003 is $1,901,000 and is included in other assets. The equity in the net income of the unconsolidated joint ventures is $52,000 for the nine months ending September 30, 2003. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture that owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. At September 30, 2003 the Company had a deficit investment balance of $9,000.

•	Centennial Founders, LLC (formerly RM Development Associates, LLC) is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.), which is pursuing entitlement and development of land that the Company owns in Los Angeles County. At September 30, 2003 our equity investment balance was $940,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Partners for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At September 30, 2003 our equity investment balance was $970,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the nine months ended September 30 is as follows (in thousands):

Condensed Combined Statement of Operations Information

	2003	2002
Net Sales	$35,337	$28,967

Net income	$135	$205
Partners’ share of net income	83	27

Equity in net income (loss) of unconsolidated joint ventures	$52	$178

Condensed Combined Balance Sheet Information

	2003	2002
Current assets	$6,653	$5,365
Property and equipment, net	42,548	37,541
Long-term debt	(25,233)	(23,626)
Other liabilities	(3,690)	(2,534)

Net assets	$20,278	$16,746

The Company’s investment balance in its unconsolidated joint ventures differs from its equity in unconsolidated income/losses shown above and its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon value of the assets contributed.

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

Condensed statement of operations information related to the discontinued operations for the nine-month period ended September 30 is as follows:

	2003	2002
Revenues	$—	$3,669
Expenses	—	4,106

Loss from discontinued oeprations, before income taxes	—	(437)
Income tax benefit	—	(166)

Loss from discontinued operations, net of income taxes	$—	$(271)

NOTE G – INTEREST RATE RISK MANAGEMENT

The Company has an interest rate swap agreement with respect to $1.3 million of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed rate debt. This swap agreement matures in 3 years, and is a contract to exchange variable rate for fixed rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.91%. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they are incurred. The swap agreements are being accounted for as cash flow hedges in accordance with SFAS Statement No. 133, “Accounting for Derivative Investments and Hedging Activities”.

As of September 30, 2003 the cumulative decrease in the fair value of the interest rate swap was $116,000. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive loss, net of applicable income taxes. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts were reclassified to interest expense during the third quarter of 2003. The estimated fair value of the swaps was determined by market price quotes as of September 30, 2003, received from our bank.

NOTE H – STOCK OPTION INFORMATION

The Company does not record compensation expense related to the granting of stock options to employees and directors. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock Based Compensation”, and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, and has been determined as if the Company had accounted for its stock options under the fair value method of the statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options granted in 2003 and 2002: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.27; and a weighted average expected life of the options of five years from the option grant date.

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

Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated in the following table as of September 30:

	2003	2002
Net income (loss) as reported	$(1,608,000)	$20,000
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(934,581)	(719,442)

Pro forma net loss	$(2,542,581)	$(699,442)

Net loss per share:
Basic - as reported	$(0.11)	$—
Basic - pro forma	$(0.18)	$(0.05)
Diluted - as reported	$(0.11)	$—
Diluted - pro forma	$(0.18)	$(0.05)

A summary of the Company’s stock option activity and related information for the quarter ended September 30, 2003 and the year ended December 31, 2002 follows:

	2003		2002
	Shares Subject to Options	Weighted-Average Exercise Price Per Share	Shares Subject to Options	Weighted-Average Exercise Price Per Share
Outstanding beginning of period	1,268,449	$22.94	1,080,162	$21.48
Granted	11,351	27.90	275,710	27.51
Exercised	(108,794)	18.13	(85,800)	19.23
Forfeited/Cancelled	(7,282)	23.49	(1,623)	24.49

Outstanding end of period	1,163,724	$23.44	1,268,449	$22.94
Options exercisable end of period	396,174	$22.09	485,698	$21.22

The weighted average fair value per share of options granted per the Black-Scholes model in 2003 was $9.51.

Exercise prices for options outstanding as of September 30, 2003 ranged from $16.00 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” below and “Notes to Consolidated Financial Statements” on the preceding pages of this report, management has made forward-looking statements regarding future developments, including without limitation statements as to future revenue and income of our crops, future special taxes associated with our industrial complex, our ability to refinance construction debt due in November 2003, potential losses and delay in being able to rely on land use entitlements as a result of pending environmental proceedings and land use litigation, our risks with respect to guarantees of indebtedness on our jointly owned travel plaza and jointly owned industrial building, increased costs associated with our real estate development activities, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness. These forward-looking statements are subject to factors beyond the control of the Company (such as weather, market and economic forces) and, with respect to the Company’s future development of its land, the availability of financing and the ability to obtain and successfully defend various governmental entitlements. No assurance can be given that the actual future results will not differ materially from those in the forward-looking statements.

New Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” This statement covers obligations that a company incurs for the retirement of tangible long-lived assets such as drilling rigs or manufacturing plants. It is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

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

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, was issued in January 2003. This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics. We are continuing our assessments of our existing joint ventures and the potential impact of FIN 46 on those joint ventures and our consolidated financial position. We have not entered into any arrangements with the characteristics of a variable interest entity during 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. It is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

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

Results of Operations

Total revenues, including interest income, for the first nine months of 2003, were $10,704,000 compared to $13,547,000 for the same period of 2002. The decline in revenues during the first nine months of 2003 is due to a decline in farming revenue of $2,096,000, reduced real estate revenues of $448,000 and lower interest income of $299,000. Farming revenues declined from $4,308,000 for the nine months ended September 30, 2002 to $2,212,000 for the same period in 2003. The decrease is primarily attributable to the recognition of $2,510,000 of revenue from our almond and pistachio crop during this period in 2002, while in 2003 the revenue from these crops will not be estimable until the fourth quarter of the year due to the timing of completion of the 2003 crop harvests. This decline was partially offset by $651,000 of increased processing revenue from our almond processing plant in 2003 that was related to the processing of almonds related to the 2002 crop. The decline in real estate revenues during 2003 is primarily attributable to

$1,375,000 in revenue earned in 2002 related to the sale of an easement and reduced rent from the power plant lease of $300,000. The reduction in real estate revenue when compared to 2002 is partially offset by increased rental revenues of $294,000, a gain from the sale of land of $138,000, an improvement in service and amenity revenues of $235,000, an improvement in oil and mineral revenues of $493,000, and an improvement of $79,000 in equity in earnings from the Petro Travel Plaza joint venture. Lease revenues increased due to revenues from a McDonalds, Starbucks, and a Best Western Motel that were opened in late 2002. Service and amenity revenues increased due to an increase in game management revenues. Oil and mineral revenues improved due to an increase in oil production and cement production. Interest income declined due to low investment rates and a reduction in investment securities owned.

The net loss for the first nine months of 2003, including both continuing operations and discontinued operations, was $1,608,000 or $0.11 per share, diluted, compared to net income of $20,000 or $0.00 per share, diluted, for the same period of 2002. Operating activities from continuing operations for the first nine months of 2003 resulted in a loss of $1,608,000 or $0.11 per share, diluted, compared to a net income of $291,000 or $0.02 per share, diluted, for the same period of 2002. The loss from continuing operations for the first nine months of 2003 is due to the decline in revenues as described above and to an increase in real estate expenses. Real estate expenses increased $998,000 during 2003 due primarily to an increase in public relations and advertising costs of $320,000, higher operating costs and property taxes of $353,000, higher insurance costs of $125,000, increased legal costs of $84,000, and higher staffing costs of $116,000. The increase in real estate costs was substantially offset by a reduction in farming expenses of $944,000. This decline is due to the recognition of almond and pistachio crop revenues and expenses in the third quarter of 2002, while in 2003 the relative revenues and expenses will not be realized until the fourth quarter due to the timing of completion of the 2003 crop harvests.

Total revenues for the third quarter of 2003, including interest income, were $4,133,000 compared to $6,312,000 for the third quarter of 2002. The decline in the third quarter of 2003 is due primarily to farming revenues declining $2,123,000 as compared to the same period in 2002. This decline is due to the later recognition of almond and pistachio crop revenue in 2003, as the crop yields are not yet known. The decline was partially offset by the increased revenue from our almond processing operations because of the processing of almonds related to the 2002 almond harvest. There was no significant change in real estate revenue for the third quarter of 2003 when compared to the prior period. Interest income for the third quarter declined due to low interest rates and a decreased portfolio of investment securities.

For the third quarter of 2003 the Company had a net loss, including both continuing operations and discontinued operations, of $660,000 or $0.04 per share, diluted, compared to net income of $382,000 or $0.03 per share, diluted, for the same period of 2002. The decline in net income from continuing operations is due to the reduction in revenues described above and to higher real estate expenses. Real estate expenses increased due to higher public relations costs, insurance costs, and property taxes. Farming costs decreased due to the timing of the 2003 crop harvest, which will result in the later recognition of inventoried crop costs as expense during the fourth quarter of 2003.

As we move forward in the achievement of our real estate vision, we will continue to see an increase in costs related to professional service fees, planning costs, entitlement costs, and staffing costs. These types of real estate activities and costs could continue over several years as we develop a modest percentage of our land holdings. The actual timing and completion of entitlement and any development related activities is difficult to predict due to the uncertainties of the government approval process, market factors and potential litigation challenging developments on environmental protection grounds, which has been increasingly common. During the quarter for the first time representatives of the military have begun to express concerns regarding the Centennial development due to military fly zones over the proposed development.

The recent ruling by the Kern County Superior Court in voiding the EIR related to Tejon Industrial Complex-East will cause a delay in our ability to develop that land. We estimate that it will take several months to gather data and correct the EIR and record as directed by the Court, and several months for the County to process the corrected EIR. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can use the land use entitlements to develop the land. In the marketing of Tejon Industrial Complex, leasing activity has been slow and lease rates have declined due primarily to the general economic slowdown in the national economy as well as a general resistance by firms to commit to any expansion at this time. It appears that this trend will not turn around until there is a sustained improvement in the national economy. The tenant in the Tejon Dermody Industrial joint venture building filed for Chapter 11 bankruptcy protection during early May 2003. The lease has been terminated, and the building became vacant during September 2003. Due to this vacancy, revenues in the Tejon Dermody joint venture will be significantly impacted. Given current market conditions, we expect it could take several months before the building is re-leased.

We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. At this point in the harvest season wine grape production on a statewide basis appears lighter than anticipated. Our grape production during 2003 is comparable to the prior year’s production at this point in the harvest season. With lower statewide production the current pressure on prices due to an oversupply of grapes could begin to be alleviated over the next couple of years. Almond production is also down across the state due to heavy rains during the bloom cycle. Thus far during our almond harvest our production is also down when compared to the prior year. A positive factor for the almond industry is that demand for product has remained very strong, and with a smaller crop than last year’s record statewide crop, prices for almonds have begun to rise. It appears at this time that our pistachio crop for 2003 will be significantly less than the record 2002 crop. Pistachios are an alternate bearing crop, which means that a year of low production typically follows a year of high production. Our long-term projection is that crop production, especially almonds and pistachios, will increase on a statewide basis over time because of new plantings, which could negatively impact future prices. Prices for this year’s crop are expected to be comparable to the prior year with a potential increase in almond prices due to an increase in worldwide demand and anticipated lower production in 2003.

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

Results of Discontinued Operations

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. Since then, we have disposed of our cattle and feedlot operations to provide capital for real estate development activities and to reduce outstanding debt. While the sale of livestock assets provided significant working capital, it also resulted in a loss of significant revenues, even after taking into account the revenue stream from grazing leases that we have entered into in connection with the sales of the breeding herd. During April 2002, we completed the process of liquidating the remaining stocker cattle herd. There were no discontinued operation assets at September 30, 2003 or at December 31, 2002. Discontinued operations for the first nine months of 2002 generated a loss of $271,000 or $0.02 per share diluted. The loss is due to losses on much of the cattle being sold during the first quarter of 2002 because of lower feeder cattle prices.

Financial Condition

Our cash, cash equivalents and short-term investments totaled approximately $21,477,000 at September 30, 2003, compared to $25,240,000 at December 31, 2002. Working capital, as of September 30, 2003, was $28,729,000 compared to $30,515,000 at December 31, 2002. The decrease in working capital during the first nine months of 2003 is due primarily to the continuing use of funds in real estate entitlement and development activities.

We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2003, had an outstanding balance of $10,000,000. This credit facility bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow as necessary. The outstanding principal balance of this credit facility is due and payable in full on June 5, 2006. The proceeds from this credit facility are being used to fund real estate development infrastructure, real estate entitlement activities, and farming assets on our land. This note is secured by all of our farm acreage. The remaining long-term debt, less current portion of $263,000, is $6,137,000 at September 30, 2003. This remaining debt is being used to fund commercial buildings in Phoenix, Arizona, our almond processing plant, and a build-to-suit building. The note obligation used to purchase the buildings in Phoenix, is secured by mortgages on the buildings, has a balance of $4,596,000 and is payable in equal monthly installments through April 2009. The loan used to purchase the almond processing plant in 2000 has a balance of $1,260,000 with the final payments due February 1, 2010. The final note is for a loan that provides long-term financing for a building being leased to Starbucks. The current balance of this note is $518,000 with a maturity date of May 1, 2018.

Contractual Obligations

The following table shows our contractual long-term obligations and commitments over the next five years:

	Payments Due by Period
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
Long-Term Debt	$16,374,000	$263,000	$10,516,000	$548,000	$5,047,000

Total Contractual Obligations	$16,374,000	$263,000	$10,516,000	$548,000	$5,047,000

There were no material changes in these obligations during the quarter ended September 30, 2003.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest and also to a local Community Facilities District.

	Amount of Commitment Expiration Per Period
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
Standby Letter of Credit	$1,250,000	$—	$1,250,000	$—	$—
Guarantees	7,615,000	6,000,000	1,615,000	—	—

Total Other Commercial Commitments	$8,865,000	$6,000,000	$2,865,000	$—	$—

There were no material changes in these obligations during the quarter ended September 30, 2003.

The standby letter of credit relates to the issuance of Community Facility District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon- Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit is for a two-year period and will be renewed if necessary in 2005.

The guarantees include a $1,615,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P. Our partner in this joint venture is also guaranteeing $475,000 of this debt. Total debt in the venture is approximately $13,200,000 and is related to the long-term financing of the facility. The remaining $6,000,000 guarantee relates to debt of the Tejon Dermody Industrial LLC, an unconsolidated joint venture to construct and market a 651,000 square foot building at the Tejon Industrial Complex. In May 2003 the tenant of this building filed for bankruptcy protection, and the lease has been terminated. Total debt in the venture is approximately $12,000,000 and was used in the construction of the building. In the joint venture agreement each partner agreed to guarantee one-half of the outstanding construction loan debt through the two-year term of the loan. The original maturity date for this loan was July 2003. The loan has been extended through the end of January 2004. At that time it is anticipated that the joint venture will refinance the debt. At this time we believe that neither of the guarantees will ever be called upon due to the cash flow from operations of Petro and the asset value and ability to refinance the Tejon Dermody Industrial LLC debt.

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

The Company is exposed to interest rate risk on its short-term working capital line of credit and the long-term debt currently outstanding. The short-term line of credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($5,125,000 on September 30, 2003) has a fixed interest rate, and the fair value of this long-term debt can change based on interest rate movements in the market. The remaining long-term debt ($11,275,000 on September 30, 2003) can either be fixed for periods of time to a LIBOR rate or float with the lending bank’s prime rate. The floating rate obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To manage interest rate variability and take advantage of lower fixed rates, we entered into an interest rate swap agreement in the amount of $1,260,000. This swap is tied to the long-term debt used to purchase our almond processing plant.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At September 30, 2003

(Dollars in Thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value 09/30/03
Assets:
Marketable securities	$2,337	$2,711	$2,983	$1,469	$1,518	$300	$11,318	$11,404
Weighted average interest rate	6.40%	6.28%	4.39%	2.87%	2.76%	3.68%	4.82%	—%

Liabilities:
Short-term debt	$159	$—	$—	$—	$—	$—	$159	$159
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$21	$264	$271	$10,253	$275	$5,316	$16,400	$16,400
Weighted average interest rate	6.57%	7.82%	7.81%	2.86%	8.05%	7.65%	3.03%	—%
Swap notional amount 3-yr swap	$—	$—	$1,260	$—	$—	$—	$1,260	$1,144
Weighted average pay fixed-rate contract rate	6.91%	0.00%	0.00%	0.00%	0.00%	0.00%	6.91%	—%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2002

(Dollars in Thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value 12/31/02
Assets:
Marketable securities	$7,250	$2,477	$2,202	$126	$—	$—	$12,055	$12,305
Weighted average interest rate	4.08%	6.48%	5.31%	4.50%	—%	—%	4.60%	—%
Liabilities:
Short-term debt	$240	$—	$—	$—	$—	$—	$240	$240
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$1,731	$8,711	$239	$243	$248	$4,895	$16,067	$16,067
Weighted average interest rate	8.38%	8.40%	8.21%	8.20%	8.19%	7.72%	8.18%	—%
Swap notional amount 3-yr swap	$10,000	$—	$1,440	$—	$—	$—	$11,440	$11,097
Weighted average pay fixed-rate contract rate	6.91%	—%	—%	—%	—%	—%	6.91%	—%

In comparison to the prior year our risk in regard to fluctuations in interest rates has increased due to the expiration of an interest rate swap in April 2003. Since $10,000,000 of our debt floats at LIBOR or the bank’s prime lending rate, our risk to rising interest rates has increased.

Commodity Price Exposure

At September 30, 2003 we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2003 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at September 30, 2003, none is currently at risk to changing prices. The comparable amounts of accounts receivable at December 31, 2002 were $1,599,000 related to almonds, $1,950,000 related to pistachios, and $111,000 to walnuts.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 of the Securities and Exchange Commission under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the quarter ended September 30, 2003, to provide reasonable assurance that material information relating to our Company (including our consolidated subsidiaries) required to be disclosed in the periodic reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time specified in the rules and forms of the Securities and Exchange Commission, including the accumulation and reporting of such information to our Chief Executive Officer, Chief Financial Officer and other members of our management as appropriate to allow timely decisions regarding required disclosure.

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

On October 24, 2003, the Kern County Superior Court voided the certification of an environmental impact report related to the expansion of the Tejon Industrial Complex. See Note D of Notes to Consolidated condensed Financial Statements.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits –

3.1	Restated Certificate of Incorporation*

3.2	Bylaws**

31.1	Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports – on Form 8-K

1.	Press release announcing results of operations for the quarter ended September 30, 2003. Date of report was November 10, 2003.

2.	8-K reporting that the Kern County Superior Court voided Kern County’s certification of an environmental impact report for the Company’s Tejon Industrial Complex-East development. Date of report was October 28, 2003.

3.	Press release announcing key additions to the business center at Tejon Industrial Complex. Date of report was September 9, 2003.

4.	Press release announcing results of operations for the quarter ended June 30, 2003. Date of report was August 13, 2003.

*	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

**	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO. (The Company)

November 13, 2003	BY	/s/ ALLEN E. LYDA
DATE		Allen E. Lyda Vice President, Chief Financial Officer