Form 10-K
period 2003-12-31
TEJON RANCH CO
filed 2004-03-15
CIK 96869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of Registrant’s Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 9, 2004 was $270,013,637 based on the closing price on that date on the New York Stock Exchange.

The number of the Company’s outstanding shares of Common Stock on March 9, 2004 was 14,554,422 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Throughout Item 1 - “Business,” Item 2 - “Properties,” Item 3 - “Legal Proceedings,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk,” we have made forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza, almond plant and industrial building, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements. See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Inflation, Risks, and Related Factors Affecting Forward-Looking Information.”

We are a diversified, growth oriented land development and agribusiness company whose strategy is to increase the value of our real estate and resource holdings in order to increase stockholders’ value. Operations consist primarily of land planning and entitlement, land development, commercial sales and leasing, income portfolio management, and farming. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.

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

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

(Amounts in thousands of dollars)

	2003	2002	2001
Revenues From Continuing Operations
Real estate	$10,562	$11,385 (3)	$10,799
Farming	7,781	9,434	6,425

Segment revenues	18,343	20,819	17,224
Interest income	366	892	1,897

Total revenues from continuing operations	$18,709	$21,711	$19,121

Segment Profits (Losses) and Net Income (Loss)
Real estate	$806	$2,672 (3)	$3,571
Farming	(1,506)	690	(1,343)

Segment profits (losses) (1)	(700)	3,362	2,228
Interest income	366	892	1,897
Corporate expenses	(4,031)	(3,824)	(3,347)
Interest expense	(113)	(116)	(695)

Operating income (loss) from continuing operations before equity in earnings of unconsolidated joint ventures and minority interest in consolidated joint venture	(4,478)	314	83
Equity in earnings (losses) of unconsolidated joint ventures	(348)	531	191
Minority interest in consolidated joint venture	71	(52)	(189)

Operating income (loss) from continuing operations before income taxes	(4,755)	793	85
Operating income (loss) from continuing operations after income taxes	(2,927)	492	52
Income (loss) from discontinued operations, net of applicable income taxes	—	(249)	242

Net income (loss)	$(2,927)	$243 (3)	$294

Identifiable Assets by Segment (2)
Real estate	$52,441	$47,260	$44,523
Farming	17,652	18,348	18,912
Corporate	30,742	35,188	35,713

Total assets	$100,835	$100,796	$99,148

(1)	Segment profits (losses) are revenues from continuing operations less operating expenses, excluding interest income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.

(2)	Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, buildings and improvements, and the net assets of discontinued operations.

(3)	Includes receipt of a one-time payment of $1,375,000 ($825,000 net of tax or $.06 per share) from the sale of an easement.

Real Estate Operations

Our real estate operations consist of four principal activities: land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management. Our 270,000-acre land holding offers significant real estate development opportunities. Our land is characterized by diverse topography and scenic vistas and is conveniently served by three inter-regional highways. Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 65,000 vehicles a day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, the Centennial master planned community on our land in Los Angeles County, as well as laying the necessary groundwork (constraints and feasibility analysis, and entitlement work) for moving forward with a potential residential and resort project called Tejon Mountain Village or TMV.

Our real estate activities within our industrial developments include: entitlement, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings and unleased buildings to be included in our income portfolio; and the sale of land to third parties for their own development.

During 2002 and 2003, commercial/industrial activity was principally focused on the 351-acre Tejon Industrial Complex-West at the Interstate 5/Laval Road Interchange. The activity was primarily related to infrastructure construction and marketing of commercial sites. During 2003, two new retail operations opened within Tejon Industrial Complex-West: a Mobil gas station and convenience store, and a Panda Express restaurant. In 2003, IKEA, an international home furnishings retailer, that purchased 80 acres of land within Tejon Industrial Complex-West in 2000, completed an expansion of their current facilities. The expanded IKEA facilities total 1.8 million square feet of building.

We were also very involved during 2003 in securing development rights for Tejon Industrial Complex-East, an 1,109-acre commercial/industrial development adjacent to Interstate 5 and across the freeway from Tejon Industrial Complex-West. During January 2003, we received approval for the project from the Kern County Board of Supervisors. Development has not begun on this project due to a lawsuit that has been filed by groups opposing the approval of our project. See Item 3, “Legal Proceedings,” for a further discussion of this subject.

Developers and end users continue to express interest in developing industrial, warehouse, and distribution facilities within our commercial/industrial developments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for an overview of operations and trends within the industry.

Within our commercial/industrial division we lease land to various types of tenants. We currently lease land to a full-service truck stop facility, a truck wash, four auto service stations with convenience stores, four fast-food operations, two motels, two antique shops, and a United States Postal Service facility. We are also involved in a joint venture that owns and operates a 51-acre travel and truck stop facility, called Petro Travel Plaza. Petro Travel Plaza also operates two separate gas stations with convenience stores within Tejon Industrial Complex-West. In addition, several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes are also leased. We also lease

31 acres to Calpine for an electric power plant and own and lease three buildings in Phoenix, Arizona and one office building in Rancho Santa Fe, California.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities.

As of December 31, 2003, approximately 8,450 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 298,250 barrels of oil and 83,300 MCF of dry gas during 2003. Our share of production, based upon prevailing average royalty rates during the last three years, has been 102, 107, and 84 barrels of oil per day for 2003, 2002, and 2001, respectively. Approximately 390 producing oil wells were located on the leased land as of December 31, 2003.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,440 acres under lease to National Cement Company of California, Inc., which we call “National,” for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process; see Item 3, “Legal Proceedings.”

Our resort/residential development activities include conceptual design planning and entitlement activities related to our lands. During the third quarter of 2002, we announced that our agreement with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. was amended to reflect a larger master-planned community development, the Centennial development. The original agreement, previously announced in March 2000, called for a 4,000-acre housing development. The agreement was amended to accommodate a master-planned community that encompasses 11,700 acres. The initial plans for this development were filed in Los Angeles County on August 28, 2002. We are estimating that it could take several years to receive approvals from Los Angeles County to begin development of this project. Upon completion of the Centennial development it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when completed, would create a substantial number of jobs.

In addition to the Centennial community project, we are engaged in the constraints and feasibility analysis and entitlement work for the TMV community. TMV is envisioned as an exclusive, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, educational and cultural programs, themed retail shopping, concierge services, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market.

The sale and leasing of commercial/industrial and residential real estate is very competitive, with competition coming from numerous and varied sources around California. The degree of competition is impacted by such factors as the supply of real estate available for sale or lease that is comparable to our property and the level of demand. Currently, our greatest competition for commercial/industrial development comes from land in the inland empire region of Southern California and areas north of us in the San Joaquin Valley of California. The greatest competition for the Centennial project will come from developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. Tejon Mountain Village will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and range of projects.

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,252; almonds—1,687; pistachios—985; and walnuts—295. Included in these acreage figures are 300 acres of almonds that are currently being developed. We also grow wheat on approximately 600 acres and alfalfa on 750 acres.

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

In 2003, our almonds were primarily sold to various commercial buyers, with one of the buyers receiving approximately 38% of the crop. Since we now process our own almonds, we have considerably more flexibility over the timing and nature of our sales. We do not believe that we would be adversely affected by the loss of our largest buyers because of the size of the almond market, the large number of other buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer.

In 2003, the majority of our pistachios were sold to one customer and our walnuts were sold to two customers, each purchasing approximately 50% of the crop. We believe that the loss of any of these customers would not adversely impact us because, like almonds, there are a number of potential purchasers of pistachios and walnuts and prices do not change based on the identity of the buyer. During 2003, the majority of harvested wine grapes were sold to two wineries. We continue to believe that there is an imbalance between the supply and demand of wine grapes as a result of so many new plantings coming into production within California. This imbalance in grapes does appear to be improving, so we continue to expect low grape prices over the next few years.

Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices.

Our water entitlement for 2003 available from the State Water Project was adequate for our farming needs. The State Department of Water Resources has announced its 2004 water supply at 65% of full entitlement. Other water supplies that the local water district will be able to make available to its farmers, combined with this level of state entitlement, are expected to provide a level of water supply that will cover all of our farming needs. If in any year the local water district cannot meet all of our agricultural demands, we will rely on ground water sources, water transfers from the Tejon-Castac Water District and water banking arrangements that we have entered into. Water from these sources may be more expensive because of pumping costs and transfer costs, but can be expected to make up for shortfalls of the kind we have experienced in the past.

See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, “Properties.”

Customers

In 2003, no single customer accounted for more than 10% of revenues from continuing operations. During 2002, Pistachio Growers Incorporated, a purchaser of pistachios, accounted for approximately 11% of revenues from continuing operations. During 2001, no single customer accounted for more than 10% of revenues from continuing operations.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2003, we had 110 full-time employees. None of our employees is covered by a collective bargaining agreement.

Reports

We make available free of charge through an Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish to the Securities Exchange Commission. We also make available on our website our corporate governance guidelines, charters of our key Board of Directors’ Committees (audit, compensation, governance and nominating, and real estate), and our Code of Business Conduct and Ethics for Directors, Officer, and Employees. These items are also available in printed copy upon request.

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of March 11, 2004, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the board of directors.

Name	Office	Held Since	Age

Robert A. Stine	President and Chief	1996	57
	Executive Officer, Director

Dennis J. Atkinson	Vice President, Agriculture	1998	53

Joseph E. Drew	Senior Vice President, Real Estate	2001	61

Allen E. Lyda	Vice President,	1990	46
	Chief Financial Officer,
	Treasurer and Assistant Secretary

Dennis F. Mullins	Vice President,	1993	51
	General Counsel and Secretary

Jeffrey H. Warren	Vice President, Property Management	2000	51
	and Ranch Operations

A description of present and prior positions with us, and business experience for the past five years, is given below.

Mr. Stine has been employed by us since May 1996, serving as President and Chief Executive Officer and as a Director.

Mr. Atkinson has been employed by us since July 1998, serving as Vice President, Agriculture. Mr. Drew has been employed by us since March 2001, serving until December 2003 as Vice President, Commercial and Industrial Development, when he was promoted to his current position. From 1997 to 2001, he served as President of the International Trade and Transportation Center, a commercial and industrial development of The Allen Group located north of Bakersfield involving more than 700 acres.

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

The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies which contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. We are currently pursuing entitlements for a master-planned community on 11,700 acres of this land. See Item 1, “Business—Real Estate Operations.”

Portions of our land consist of mountainous terrain and much of the land is not presently served by developed roads or by utility or water lines. Any significant development of the land would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner that accommodates a number of environmental concerns, including endangered species and wetlands issues, that may limit development of portions of the land or result in substantial delays in getting governmental approval.

Water Rights

Existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, which we call the “Wheeler Ridge Water District,” provide for water entitlements and deliveries from the California State Water Project to our agricultural operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, which is adequate for our present farming operations.

In addition to our agricultural contract water entitlements, we have an additional entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, a local water district serving only our land and land we have sold in the Tejon Industrial Complex, has 5,278 acre feet of State Water Project entitlement, or enough to supply over 10,000 average families assuming 100% delivery. In addition, Tejon-Castac has over 20,000 acre feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between Tejon-Castac and our Company. Tejon-Castac is the principal water supplier to the Tejon Industrial Complex, and would be the principal water supplier for any significant residential and recreational development in Tejon Mountain Village.

During 2003 project allocations were only 70%, but the Wheeler Ridge Water District was able to supply us with 100% of our farming demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the higher-priced State Water Project water. Both the Wheeler Ridge Water District and Tejon-Castac are able to bank (percolate into underground aquifers) some of their excess supplies for future use. The Wheeler Ridge Water District expects to be able to deliver our entire contract water entitlement in any year that the State Water Project deliveries exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if State Water Project deliveries are less than 30% of our entitlement in any year, or if less severe shortages continue for a sustained period of several years, then the Wheeler Ridge Water District may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfers from the Tejon-Castac Water District and water banking assets to supply the shortfalls to our farming operations. Water from these sources may be more expensive because of pumping costs and/or transfer costs. Also, as we develop our real estate for residential, commercial and industrial uses, there will be less water available for agriculture from the Tejon-Castac Water District. A 65% allocation has been made by the State Water Project for 2004. With this allocation, along with the Wheeler Ridge Water District’s additional supplies, we believe that we will have adequate water supplies for farming in 2004.

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

Historic State Water Project restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995, and the parties to a lawsuit challenging such removal have agreed to a settlement which would allow such removal to continue while the environmental impacts are studied. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of Tejon-Castac’s 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on Tejon-Castac’s ability to deliver the remaining water to residential or industrial developments. However, for political and regulatory reasons, it is unlikely that we would be able to direct any of our Wheeler Ridge Water District agricultural entitlement to municipal or industrial uses.

ITEM 3.	LEGAL PROCEEDINGS

We lease land to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. See Item 1, “Business – Real Estate Operations.” National’s former subtenant, Systech Environmental Corporation is performing studies for the California Department of Toxic Substances Control in order to achieve regulatory closure for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from us.

The California Regional Water Quality Control Board, or “RWQCB, for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1.)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs our former tenant, Lafarge Corporation, or Lafarge, and our current tenant National, and us to, among other things, investigate the source and extent of the contamination and initiate cleanup. We are advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils, which were the principal source of the contamination, from the property.

(2.)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from us. An order of RWQCB directs National, Lafarge, and us to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3.)	Former industrial waste landfill. This order requires Lafarge, National, and us to complete the cleanup of groundwater associated with the landfill. We are advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains as an ongoing activity. Lafarge previously removed waste historically disposed of in the landfill and transported that waste off-site for disposal.

(4.)	Diesel fuel. An order of the RWQCB directs Lafarge, National, and us to investigate and clean up contamination from a diesel fuel tank and pipeline. We are advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains as an on-going activity. Some minor oil contamination located beneath plant buildings and equipment remains on the property.

To date, we are not aware of any failure by Lafarge or National to comply with the orders or other informal requests of the RWQCB. We have not been directed by RWQCB to perform any remedial activities. Under our lease with National, National is obligated to indemnify us for costs and liabilities arising directly or indirectly out of its use of the leased premises. Lafarge has liability for all obligations under the indemnity provisions arising before the November 1987 assignment of the lease to National. We believe that all of the matters described above in this Item 3 are included within the scope of the National or Lafarge indemnity obligations.

The Company believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. If they do not and we are required to perform the likely remedial work at our own cost, it is unlikely that the amount of any such expenditure by us would be material.

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenges the County’s certification of the environmental impact report, or EIR, for Tejon Industrial Complex-East, or TIC-East, the Company’s 1,109-acre expansion of the industrial park at the south end of the San Joaquin Valley. Principal environmental issues raised in the suit involve the project’s likely effects on air quality and endangered species, the impact of converting farmland to development and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on Company land and elsewhere. The suit also challenges the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. Two subsidiaries of the Company are the real parties in interest. The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.

On October 24, 2003, the Kern County Superior Court issued a ruling in this case, voiding the County’s certification of the EIR based on two grounds. First, the Court found that there was not sufficient evidence that the EIR adequately described the impacts that TIC-East would have on the air quality of the San Joaquin Valley air basin. The principal reason for this conclusion is that certain data and guidance provided by local air quality districts, which was cited, discussed and relied upon in the EIR, could not be used to support the County’s decision because it was not physically included in the administrative record. Second, two “species of concern” (i.e. species not listed under the state and federal endangered species acts but which are for other reasons required to be discussed in EIRs if they could be affected by a development) found on or near the project site were not specifically discussed in the EIR, due to a mistake by the consulting biologists.

The Court found that the EIR was adequate in all other aspects and ruled in favor of the Company on separate claims asserted by plaintiffs under the laws governing planning and zoning in California. The Court did not void the land use entitlements approved by the County. The Court retained jurisdiction over the case until the County certifies an amended EIR and administrative record correcting the deficiencies identified by the Court. The land use entitlements cannot be used to support real estate developments until the EIR is corrected and recertified by the County and returned to the Court for its review.

We estimate that it will take several months to gather data and correct the EIR and record as directed by the Court and several additional months for the County to process the corrected EIR. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can use the land use entitlements to develop the land.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sale prices for our Common Stock on the New York Stock Exchange for each calendar quarter during the last two years:

	2003		2002
Quarter	High	Low	High	Low

First	$30.09	$23.70	$32.10	$23.71

Second	31.93	26.40	35.13	27.50

Third	38.28	28.70	32.50	22.00

Fourth	41.95	33.30	31.85	23.00

As of March 9, 2004, there were 506 owners of record of our Common Stock.

No dividends were paid in 2003 or 2002, and at this time there is no intention of paying dividends in the future.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31

(in thousands of dollars, except per share amounts)

	2003	2002		2001		2000	1999
Total revenues from continuing operations, including interest income	$18,709	$21,711	(3)	$19,121		$19,446	$16,978	(2)

Operating income (loss) from continuing operations after tax	$(2,927)	$492	(3)	$52		$(970)	$1,041	(2)
Income (loss) from discontinued operations, net of applicable income taxes	—	(249)		242		425	140

Net income (loss)	$(2,927)	$243	(3)	$294		$(545)	$1,181	(2)

Total assets	$100,835	$100,796		$99,148		$98,287	$91,519
Long-term debt, less current portion	$16,127	$14,336		$14,563		$19,323	$18,981
Stockholders’ equity	$74,643	$73,594		$72,129	(1)	$42,489	$43,160
Net income (loss) per share, diluted	$(0.20)	$0.01	(3)	$0.02		$(0.04)	$0.09	(2)
Cash dividends declared and paid per share	$—	$—		$—		$—	$0.05

(1)	Includes net proceeds from a rights offering made to our stockholders with respect to our common stock completed in January 2001 and resulting in net proceeds to the Company of approximately $29,600,000.

(2)	Includes receipt of a one-time payment of $1,750,000 ($1,085,000 net of tax or $.09 per share) from a fiber optic easement sale.

(3)	Includes receipt of a one-time payment of $1,375,000 ($825,000 net of tax or $.06 per share) from the sale of an easement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

See Part I, Item 1, “Business” for cautionary statement regarding forward-looking information.

We are currently working to take advantage of existing resources and market conditions as well as to anticipate future market trends and create demand. Part of this effort includes evaluating our land and water resources and planning our real estate development activities based upon the evaluation. In the future, we will continue to assess the feasibility of entering into complementary lines of business and refining or reconfiguring current core businesses to take advantage of opportunities presented and changing market conditions.

As reflected in the accompanying consolidated financial statements, we have a net loss of $2,927,000 in 2003, net income of $243,000 in 2002, and net income of $294,000 in 2001.

When compared to 2002, the loss in 2003 is due to a decline in real estate operating profits, a loss from operations in our farming segment, and a reduction in interest income.

Net income for 2002 declined when compared to 2001 due to lower real estate operating profits, reduced interest income, higher corporate expenses, and losses from discontinued operations. These unfavorable variances were partially offset by improved profits from farming and equity in earnings of unconsolidated joint ventures.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition – The Company’s revenue is primarily derived from rental revenue from our rental portfolio, royalty revenue from mineral leases, sales of farm crops, and land sales. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease. The financial terms of leases are contractually defined. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy. Revenues related to our agreements with Calpine are recognized when payable under the terms of the lease due to construction and the uncertainty related to the timing of completion of the power plant and the beginning of plant operations.

In recognizing revenue from land sales, the Company follows the provisions in Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 66, “Accounting for Sales of Real Estate,” to record these sales. SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, SFAS No. 66 requires a land sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold.

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

For the 2003 orchard crops, we estimated almond revenues to be $2,497,000, or $1.68 per pound on average, pistachio revenue to be $589,000, or $1.25 per pound, and walnut revenue to be $509,000, or $.42 per pound. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2003. Over the last three years, prices received on almonds have ranged from $1.00 to $1.80 per pound. Pistachio prices over the last three years have ranged from $1.05 to $1.28 per pound, and walnut prices have ranged from $.42 to $.60 per pound. If we were to assume that our above estimates for 2003 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $172,000, or 4% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $.05 from the midpoint. As an example, the range for almonds in 2003 was $1.63 to $1.73 per pound.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue $543,000 in 2003 and $25,000 in 2002 and decreased farming revenue $100,000 in 2001. The large adjustment in 2003 related to 2002 crops was due to a continuing increase in almond prices prior to our final scheduled payments being received.

If we were to change our estimate of 2003 orchard crop revenues to the low end of the estimate range, there would be no material impact on our liquidity or capital resources.

Capitalization of Cost - The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and indirect project costs that are clearly associated with the acquisition, development, or construction of a project. Costs currently capitalized that in the future would be related to any abandoned development opportunities will be written off if we determine such costs do not provide any future benefits. Should development activity decrease, a portion of interest, property taxes, and insurance costs would no longer be eligible for capitalization, and would be expensed as incurred.

Allocation of Costs Related to Land Sales and Leases – When we sell or lease land within one of our real estate developments and we have not completed all infrastructure development related to the total project, we follow SFAS No. 66 and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land we use estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market change and costs of construction change.

In preparing these estimates we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During 2003, $.96 per square foot of cost was allocated to sold and leased land as a cost of development. Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

We believe that the estimates used related to cost of sales and allocations to leased land is a critical accounting estimate and will be more significant as we grow as a real estate development company because the estimates are very susceptible to change from period to period, due to the fact that they require management to make assumptions about costs of construction, absorption of product, and timing of project completion and changes to these estimates could have a material impact on the recognition of profits from the sale of land within our developments.

Impairment of Long-Lived Assets – We evaluate our property and equipment and development projects for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the future cash flows expected to result from a company’s asset, undiscounted and without interest charges, is less than the reported value of the asset, an asset impairment must be recognized. The amount of the impairment is determined by subtracting the fair value of the asset from the reported value of the asset.

We currently operate in two segments, real estate and farming. At this time, there are no assets within our real estate or farming segments that we believe are in danger of being impaired due to market conditions.

We believe that the accounting estimate related to asset impairment is a critical accounting estimate because it is very susceptible to change from period to period; it requires management to make assumptions about future prices, production, and costs, and the potential impact of a loss from impairment could be material to our earnings. Management’s assumptions regarding future cash flows from real estate developments and farming operations have fluctuated in the past due to changes in prices, absorption, production and costs and are expected to continue to do so in the future as market conditions change.

In estimating future prices, absorption, production, and costs, we use our internal forecasts and business plans. We develop our forecasts based on recent sales data, historical absorption and production data, as well as discussions with commercial real estate brokers and potential purchasers of our farming products.

Defined Benefit Retirement Plans – The plan obligations and related assets of our defined benefit retirement plan are presented in Note 12 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 31, 2003, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 5%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 4%.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed our disclosure relating to it in this Management Discussion and Analysis.

New Accounting Pronouncements

The accounting policies adopted during 2003 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

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

FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics. We have not entered into any arrangements with the characteristics of a variable interest entity during 2003. We are continuing our assessments of our existing joint ventures and the potential impact of FIN 46 on those joint ventures and our consolidated financial position. FIN 46 will be implemented for quarters ending after March 15, 2004.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ending December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ending December 31, 2003.

Results of Operations by Segment

Real Estate. Real estate segment profits of $806,000 in 2003 were $1,866,000, or 70%, less than 2002 segment profits. The decline in segment profits during 2003 is due to a decline in revenues and an increase in segment expenses. The decrease in revenues during 2003 is attributable to the receipt in 2002 of $1,375,000 related to the sale of an easement related to a natural gas pipeline, lower gains from the sale of real estate in 2003 of $369,000 due to fewer acres sold, and to a $600,000 reduction in rent from the power plant lease during 2003. In any given year, we can be approached by a utility, oil company, or telecommunications company for access to our land to lay cable or pipe. When this happens, we create revenues through the sale of an easement, as we did in 2002. These opportunities do not happen each year and it is impossible to accurately predict when the next easement sale opportunity will arise. The decline in revenue from the power plant lease during 2003 was due to the timing of the plant becoming operational. The power plant lease allows for a twelve-month grace period that began in July 2003 ($100,000 per month) in the event construction is not completed and the plant is not operational. Whether or not the plant is operational, contractual payments are scheduled to resume in July 2004. At this time it is anticipated that the plant will become operational during the summer in 2004. Expenses are higher in 2003 due to the continuing increase in activities related to our land development and entitlement activities. Consulting costs and public relations expenses related to development activities increased $356,000 during 2003. Insurance costs increased $145,000 in 2003 due to the continuing increase in costs related to liability and property insurance and also to higher insurable values within the TIC development. Property taxes increased $140,000 due primarily to higher assessed values and to special taxes related to a community facilities district. Expenses also increased $170,000 during 2003 due to costs associated with farming fallow ground within the TIC-East development as we continue to work on securing entitlements for development of that project. During 2003 we also capitalized $170,000 less in costs related to salaries and indirect costs due to time being shifted to real estate activities not directly related to the current active projects. The above unfavorable variances were partially offset by the continuing growth of lease revenues, increased oil and mineral revenues and higher service and amenity revenues. Lease revenue improved $600,000 during 2003 due to new leases in 2003 and to a full year’s lease revenue related to 2002 new leases. Oil and mineral revenues grew $301,000 in 2003 due to a continued increase in oil and cement plant production. Service and amenity revenues increased $467,000 due to the growth of hunting lease revenues and property management revenues.

During 2003 we recognized a loss in unconsolidated joint ventures of $348,000. This loss is primarily due to a loss within the Tejon Dermody joint venture of $961,000 due to the loss of a tenant in our building and the write-off of the unamortized lease costs related to the tenant that left. The tenant in the joint venture building filed for Chapter 11 bankruptcy protection during early May 2003. The lease was terminated and the building became vacant during September 2003. Due to this vacancy, revenues in the Tejon Dermody joint venture will be significantly impacted. Given current market conditions, it could take several months before the building is released. In addition, the Centennial joint venture lost $171,000 related to a farming project within the Centennial planning area. Offsetting these losses was an increase in profit at the Petro joint venture. During 2003 we recognized $784,000 in profits from the operations of the Petro Travel Plaza joint venture. This improvement over the prior year is due to a continuing increase in volume of transactions and to improved margins on diesel sales.

Near term activities within the real estate segment will be focused on the development of commercial/industrial products, obtaining entitlements for the Centennial project in Los Angeles County, and the filing for entitlements for Tejon Mountain Village. The sales, leasing, and marketing of Tejon Industrial Complex has been slowed by the downturn in activity related to distribution and manufacturing facilities. During 2003, this market segment was very slow due to economic conditions during the year as well as a general resistance by firms to commit to any expansion at this time. Thus far in 2004 we have begun to see an increase in inquiries regarding our site as a potential location for distribution facilities. We believe that as California’s population continues to grow and the economy improves, we will begin to see an increase in industrial activity at Tejon Industrial Complex. Our development fits very well within the new logistics model that companies are beginning to use that favors larger single site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. Helping to offset the slowness in industrial development was continued growth and activity within the commercial/retail segment of the market. Two new tenants opened for business in TIC-West in 2003, Panda Express and a second Mobil gas and convenience store. Based on the continuing growth of traffic on Interstate 5 and the success of current retail tenants, we believe that the retail component of our development will continue to grow into the future.

The Real Estate segment will continue to experience increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

The actual timing and completion of entitlement- and development-related activities is difficult to predict due to the uncertainties of the approval process and market factors. These types of real estate development activities and costs could continue over several years as we develop our land holdings.

We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

Segment operating profits within real estate during 2002 were $2,672,000, a decrease of $899,000 when compared to 2001 segment profits. The decline in segment profits during 2002 was due primarily to an increase in segment expenses and reduced revenues associated with the power plant lease. Revenues from the power plant agreement declined approximately $2,400,000 during 2002 due to the earning of milestone payments in 2001 related to easements and use of our land. Expenses increased due to the continued expansion of our real estate activities. Marketing and transaction costs related to our development projects increased $437,000 during 2002. Property management costs, which included costs related to leased property and expenses associated with the management of the ranch, had a net increase of $452,000 during 2002. Staff costs increased $287,000 during 2002 due to the timing of hiring staff during 2001, and insurance costs allocated to real estate increased $242,000 due to a hardening of general liability and property insurance markets over the last two years. These unfavorable variances were partially offset by increases in lease revenues, oil and mineral royalties, easement sales, and land sales. Lease revenues increased $232,000 due to three new leases coming on-line during 2002 and to a full year of grazing lease revenue. Oil and mineral royalties grew $452,000 when compared to 2001 due to higher oil prices and increased production related to the cement plant lease. During 2002, we also received a $1,375,000 easement payment related to a natural gas pipeline that crosses our land and we sold approximately 5.8 acres of land, recognizing a gain of approximately $891,000.

Equity in earnings of unconsolidated real estate joint ventures increased $340,000 during 2002 due primarily to continued improvements in operations at Petro Travel Plaza. Results of operations at the Petro Travel Plaza joint venture increased $512,000 compared to the prior year due to an increase in volume of activity and improved margins on gasoline and diesel sales. These joint venture profits were partially offset by a loss of $172,000 within the Tejon Dermody joint venture. This loss was the result of depreciation and interest expense for the entire development, and costs early in 2002 associated with leasing one-half of the building within the venture being greater than the revenue generated from leasing one-half of the building.

See Part I, Item 1 - “Business – Real Estate Operations” for a further discussion of real estate development activities.

Farming. During 2003, the farming segment sustained a loss of $1,506,000, a decrease of $2,196,000 when compared to 2002 segment profits. The decline during 2003 is due to a decrease in pistachio revenues of $2,150,000, reduced revenue from the almond processing plant of $303,000, and reduced rental revenues of $117,000. Also contributing to the decline in segment profits was an increase in cultural costs of $397,000, higher insurance costs of $174,000, and increased costs at the almond processing plant of $174,000. These unfavorable variances were partially offset by an increase in almond revenues of $789,000, an improvement in grape revenue of $174,000, lower staffing costs of $48,000, and reduced water costs of $107,000.

Pistachio revenue declined due to a significant drop in production during 2003. Pistachios are an alternate bearing crop with one year having high production followed by a lower production year.

Production fell in 2003 from the record high production of 2002 due to the alternate bearing nature of the crop and to poor weather during the early part of the crop’s growing season. Offsetting some of the loss in production in 2003 are higher prices for our pistachios. The price we are receiving in 2003 is $1.25 per pound, compared to $1.15 per pound in 2002. The increase in price is driven by lower statewide production within California.

Almond revenues increased during 2003 due to a large increase in prices for our almonds, and to the receipt of $534,000 related to higher final prices related to the 2002 crop. The average price we are receiving for our almonds in 2003 is $1.68 per pound, as compared to a $1.03 per pound in the prior year. Prices each year are driven by production and demand for the crop. Our production for 2003, as well as the statewide production, declined when compared to the prior year primarily due to poor weather during the bloom cycle for the trees. This decline in production, along with the continuing demand for almonds, led to the increase in pricing we are now seeing. The improvement in grape revenues during 2003 is primarily related to an improvement in the prices we received for our crop.

Revenues declined at our almond processing plant due primarily to the timing of sale of almond hulls. Costs at the almond plant increased in 2003 due to the processing of the 2002 almond crop during 2003 because of an increase in the number of pounds processed at the plant in 2002.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With lower statewide grape production, the current pressure on prices due to an oversupply of grapes could begin to be alleviated over the next couple of years. Almond production is also down across the state during 2003 due to heavy rains during the bloom cycle. A positive factor for the almond industry is that demand for product has remained very strong both in the United States and in export markets, and, with a smaller crop than last year’s record statewide crop, prices for almonds have begun to rise. Our long-term projection is that crop production, especially of almonds and pistachios, will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. The potential increase in almond production will positively impact our almond processing operation because of more almonds being available to process.

Farming segment profits of $690,000 in 2002 increased $2,034,000 when compared to a loss of $1,343,000 in 2001. The improvement in 2002 segment profits was due to an increase in almond revenues of $1,610,000, higher pistachio revenues of $994,000, improved walnut revenues of $203,000, and an increase in revenues of $120,000 at our almond processing plant. These increases in revenues were partially offset by increased cultural costs and by higher operating costs at Pacific Almond, our almond processing plant. Cultural costs increased $660,000 due to higher harvesting costs and pest control costs. Net operating costs at Pacific Almond grew $568,000 due primarily to additional staffing and supply costs related to an increase in the number of almonds processed at the plant. Partially offsetting these increases in cost was a reduction in fixed water costs of $295,000.

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

Pistachio revenues were higher in 2002 due to a continuing improvement in production and to improved prices when compared to 2001. Production increased due to excellent weather during the growing season and to production being higher than expected from our young pistachio orchard. Pistachios are generally an alternate bearing crop, meaning that a year of low production follows a year of high production. The improvement in walnut revenue was due to improved production, better pricing, and the receipt of $135,000 of crop insurance proceeds related to the 2001 crop.

For a further discussion of the farming operations, refer to Part I, Item I, “Business - Farming Operations.”

Interest. Interest and investment income of $366,000 fell $526,000 during 2003, due primarily to lower interest rates on funds invested and to fewer funds being invested. For liquidity management purposes, a large portion of the funds invested were invested into securities with very short maturity dates and therefore the interest earned was much less than the prior year.

Interest and investment income during 2002 fell approximately $1,000,000, due to fewer funds being invested and to lower interest rates on funds invested. The decline in funds invested was due to the liquidation of debt in 2001 and to expenditures on property and equipment that reduced cash available for investment in 2002.

Interest expense for 2003 is $113,000, compared to interest expense of $134,000 in 2002, of which $18,000 was included in discontinued operations. Interest expense declined slightly, due primarily to lower average rates on credit line debt outstanding. Interest incurred and paid in 2003 was $1,013,000, compared to $1,381,000 in 2002, of which $900,000 and $1,247,000 were capitalized, respectively.

Interest expense for 2002 was $134,000, of which $18,000 is included in discontinued operations, compared to interest expense of $1,136,000 in 2001, of which $441,000 is included in discontinued operations. Interest expense declined due to lower average outstanding amounts on credit lines and the capitalization of interest expense due to the growth of our real estate development activities. Interest incurred and paid in 2002 was $1,381,000, compared to $2,602,000 in 2001, of which $1,247,000 and $1,466,000 were capitalized, respectively.

Corporate Expenses. Corporate expenses in 2003 are $4,031,000, an increase of $207,000 when compared to 2002 corporate expenses. Corporate expenses increased due to higher staffing and benefit costs ($175,000), higher professional service fees ($54,000), increased maintenance costs ($178,000), and to higher depreciation expense ($36,000). These cost increases were partially offset by reduced charitable contributions ($62,000) and to an increase in general and administrative allocations to operating divisions ($174,000). Staffing and benefit costs increased primarily because of higher expenses associated with our defined benefit plan.

Corporate expenses during 2002 were $3,824,000, an increase of $477,000 when compared to 2001 corporate expenses. The increase was due to higher staffing and benefit costs ($190,000), increased professional service fees ($66,000), higher community and charitable donations ($109,000), and an increase in insurance costs ($106,000).

Discontinued Operations. During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. Since then, we have disposed of our cattle and feedlot operations, which provided capital for real estate development activities and helped to reduce outstanding debt. While the sale of livestock assets provided significant working capital, it also resulted in a loss of significant revenues, even after taking into account the revenue stream from grazing leases that we have entered into in connection with the sales of the breeding herd. During April 2002, we completed the process of liquidating the remaining stocker cattle herd. There were no discontinued operation assets at December 31, 2003 or at December 31, 2002. Discontinued operations for 2002 generated a loss of $249,000 or $0.02 per share diluted. The loss is due to losses on much of the cattle being sold during the first quarter of 2002 because of lower feeder cattle prices.

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

The process of development of a project begins and financial and other resources are committed long before a real estate project comes to market, which could occur at a time when the real estate market is depressed. It is also possible in a rural area like ours that no market for the project will develop as projected.

Interest Rates. Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

Government Actions and Land Use Regulations. In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land, and construction. All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which would adversely impact the financial returns from a given project. The Los Angeles County Planning Department recently released a set of draft amendments to the Los Angeles County General

Plan which would extend a planning overlay designation called “Sensitive Ecological Areas” to cover most of the footprint of the Centennial project. It is not clear at this early stage what chance this draft has of being adopted by the county Board of Supervisors or what its impact on Centennial would be, but if adopted it would likely involve additional processing time, studies, and findings by county officials, could have an adverse impact similar to the density provisions described above and, as a worst case, could provide a pretext for denying the Centennial application. In addition, many states, cities and counties (including neighboring Ventura County) have in the past approved various “slow growth” or “urban limit line” measures. If that were to occur in the jurisdictions governing the Company’s land use, our future real estate development activities could be significantly adversely affected.

A state agency has recently released an environmental document for a proposed $37 billion high speed-rail system for California. There are two routes proposed between Los Angeles and Bakersfield, both of which traverse Tejon Ranch. One would run at the northern tip of the ranch, which would not affect any development plans, and one would run along Interstate 5, which would have a significant, adverse affect on two of our projects. This route would run next to Tejon Lake, could have significant impacts on the viability of Tejon Mountain Village during the system’s construction period, and could possibly impair the ability of this area ultimately to support recreational amenities. This route also runs through TIC-East. The economic effect of these impacts should be largely offset by the significant condemnation award and severance damages that the Company should receive for the taking of some of its most valuable land, but the outcome of such condemnation proceedings cannot be assured and the proceedings are likely to be protracted. A bond measure to fund this rail system is currently set to appear on the November 2004 California statewide ballot, but the governor has called for it to be removed from the ballot due to California’s current fiscal condition and observers believe that is likely to happen, although its removal cannot not assured.

Litigation. The land use approval processes we must follow to ultimately develop our projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation would, by their nature, adversely affect the length of time and the cost required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation would increase the costs and length of time to obtain ultimate approval of a project and could adversely affect the design, scope, plans and profitability of a project.

Environmental Regulation and Opposition. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of its planned projects, certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor, presumed removal of oak trees, and the potential for our lands to function as wildlife movement corridors. In addition, certain military commanders have sent correspondence opposing the Centennial project because it would limit their use of low-level training flight routes that traverse over Tejon Ranch.

Real Estate Inventory Risk. Our four current and planned real estate projects, the Tejon Industrial Complex – West and East, Centennial and the Tejon Mountain Village, all involve obtaining governmental entitlements and improving lots for sale to developers or, in the case of Tejon Industrial Complex, end users. The value of these lots can fluctuate significantly as a result of changing economic and market conditions.

Development Competition. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Centennial ultimately would compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. Tejon Mountain Village will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and range of projects.

Geographic Concentration. All of our developable land is in California. Any adverse change in the economic climate of California, or our region of that state, and any adverse change in the political or regulatory climate of California, could adversely affect our real estate development activities. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions, or restrictive regulations.

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

Concentrated Ownership of our Common Stock Creates a Risk of Sudden Change in our Share Price. As of March 11, 2004, directors and members of our executive management team beneficially owned or controlled approximately 52%of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

Within our real estate operations, our lease portfolio is protected to some extent from inflation, since percentage rent clauses and Consumer Price Index increases in our leases tend to adjust rental receipts for inflation.

Other Risks. We may also encounter other difficulties in developing our land, including:

•	Natural risks, such as geological and soil problems, earthquakes, heavy rains and flooding and heavy winds;

•	Shortages of qualified tradespeople;

•	Reliance on local contractors, who may be inadequately capitalized;

•	Shortages of materials; and

•	Increases in the cost of certain materials.

Cash Flow and Liquidity. Our cash, cash equivalents and short-term marketable securities totaled approximately $20,570,000 at December 31, 2003, a decrease of $4,670,000 from the corresponding amount at the end of 2002. Cash, cash equivalents and short-term marketable securities decreased during 2003 due primarily to the net loss from operations and land development project costs. These outflows were partially offset by funds from the exercise of stock options, proceeds from the sale of real estate and an increase in mortgage debt. Cash, cash equivalents and short-term marketable securities increased during 2002 due to the liquidation of the remaining discontinued assets, the receipt of bond reimbursement proceeds, proceeds from land sales, and funds from the exercise of stock options. These increases were partially offset by property and equipment expenditures, land development project costs, and the financing of receivables and inventories.

The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2003	2002	2001
Operating activities	$52	$(899)	$1,694
Investing activities	$(6,732)	$(4,171)	$(17,822)
Financing activities	$3,068	$1,462	$24,235
Discontinued operations	$—	$5,654	$496

In 2003, net cash provided by operating activities was $52,000, compared to net cash used of $899,000 in 2002 and cash provided from operating activities of $1,694,000 in 2001.

During 2003, the net cash provided from operations was the result of the prepayment of 2004 grazing leases, and a reduction of accounts receivable that were partially offset by an increase in deferred tax assets. During 2002, a large increase in receivables, due to a large pistachio crop, a reduction in payables and income taxes, and the recognition of the equity in earnings of unconsolidated joint ventures resulted in the use of cash from operations.

Cash used in investing activities in 2003 was $6,732,000, compared to $4,171,000 and $17,822,000 used in 2002 and 2001, respectively. The increase in 2003 over 2002 is due primarily to a reduction in proceeds from real estate sales during 2003, and to the receipt in 2002 of proceeds from a local community facility district as reimbursement of infrastructure development costs within the TIC-West development partially offset by a reduction in capital expenditures. The decrease in cash used in investing activities between 2002 and 2001 was due to proceeds from the sale of real estate, reimbursement of funds from a local community facilities district and reduced capital expenditures. Capital expenditures were $8,354,000 in 2003, compared to $10,240,000 in 2002 and $17,441,000 in 2001. Capital expenditures for these years were primarily dominated by investment within our real estate projects. Capital investments in our real estate projects are primarily related to infrastructure development and to the capitalization of costs related to various activities in preparation for the filing of entitlements for our real estate projects. We anticipate that our capital expenditure requirements for 2004 will be approximately $12,000,000 to $14,000,000. These estimated requirements include approximately $8,000,000 of infrastructure and entitlement investment at TIC-West and East, $2,500,000 to $3,000,000 in planning entitlement costs related to the Tejon Mountain Village development, and approximately $1,400,000 of investment within our farm operations to complete the development of an almond orchard and for the replacement of equipment.

Cash provided by financing activities was $3,068,000 in 2003, compared to $1,462,000 in 2002, and $24,235,000 in 2001. The increase in 2003 when compared to 2002 is due to additional proceeds from the exercise of stock options and to proceeds from a mortgage related to a leased building. The decline in cash provided by financing activities between 2002 and 2001 is due primarily to the completion of a stock rights offering in January 2001.

It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations and to the timing of sales and leases of property within our development projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, this nuance of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

Capital Structure and Financial Condition. Management considers our financial structure and condition solid. At December 31, 2003, total capitalization was $91,034,000, consisting of $16,391,000 of debt and $74,643,000 of equity and resulting in a debt-to-total-capitalization ratio of 18.01% which is slightly greater than the prior year’s debt-to-total-capitalization ratio. The increase in the ratio during 2003 is due largely to the renegotiation of our credit facility with Wells Fargo that resulted in a portion of the debt being classified as long-term rather than short-term debt and to the addition of mortgage debt related to a leased facility.

Our debt primarily consists of a long-term revolving line of credit and mortgages on projects.

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2003, had an outstanding balance of $10,000,000. This credit facility bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow as necessary. The outstanding principal balance of this credit facility is due and payable in full on June 5, 2006. The proceeds from this credit facility are being used to fund real estate development infrastructure, real estate entitlement activities, and farming assets on our land. This note is secured by all of our farm acreage. The remaining long-term debt, less current portion of $264,000, is $6,127,000 at December 31, 2003. This remaining debt is being used to fund commercial buildings in Phoenix, Arizona, our almond processing plant, and a build-to-suit building. The note obligation used to purchase the buildings in Phoenix is secured by mortgages on the buildings, has a balance of $4,594,000 and is payable in equal monthly installments through April 2009. The loan used to purchase the almond processing plant in 2000 has a balance of $1,260,000, with the final payment due February 1, 2010. The final note is for a loan that provides long-term financing for a building being leased to Starbucks. The current balance of this note is $513,000 with a maturity date of May 1, 2018. The remaining long-term debt is related to the financing of equipment.

Contractual Cash Obligations.

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$16,391,000	$264,000	$10,545,000	$556,000	$5,026,000
Cash contract commitments	$1,844,000	$1,844,000	$—	$—	$—

Total contractual obligations	$18,235,000	$2,108,000	$10,545,000	$556,000	$5,026,000

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments, entitlement costs related to our industrial and residential development projects, and a company public relations campaign. These commitments do not include any on-going operational costs such as utilities and maintenance contracts for equipment. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are primarily for office equipment and average approximately $2,000 per month for the next two years.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and also a local Community Facilities District.

	Total	One Year or Less	Years 2-3	Years 4-5
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584,000	$—	$4,584,000	$—
Guarantees	$7,615,000	$—	$7,615,000	$—

Total other commerical commitments	$12,199,000	$—	$12,199,000	$—

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

The guarantees consist of a $1,615,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P. Total debt in the venture is approximately $13,061,000 and is related to the long-term financing of the facility. This guarantee will be reduced over the next two years as the principal balance on the loan is reduced through scheduled debt payments. The remaining $6,000,000 of guarantees relate to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture, formed to construct and market a 650,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,000,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. This loan has a current maturity date of March 31, 2004. The loan is currently in the process of being extended to January 2006. At this time we believe that neither of the guarantees nor the standby letter of credit will ever be called upon.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the issuance of common stock. As noted above, we have $20,570,000 in cash and securities and $20,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

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

The Company is exposed to interest rate risk on its long-term line of credit and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. Currently $10,000,000 is outstanding on the line of credit. A portion of the long-term debt ($5,131,000) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($1,260,000) can either be fixed for periods of time to a LIBOR rate or float with the lending bank’s prime rate. The floating rate obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of a portion of our interest payments. To meet this objective, we entered into an interest rate swap to manage the potential fluctuations in cash flows resulting from interest rate risk. See Note 8, Interest Rate Risk Management, of Notes to Consolidated Financial Statements.

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

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present the related weighted-average interest rates by expected maturity dates of our marketable securities and debt obligations.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2003

(Dollars in Thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 12/31/03
Assets:
Marketable securities	$2,933	$2,968	$1,473	$1,684	$2,038	$—	$11,096	$11,247
Weighted average interest rate	6.48%	4.39%	2.87%	2.78%	3.10%	—%	3.90%	—%
Liabilities:
Short-term debt	$161	$—	$—	$—	$—	$—	$161	$161
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$264	$271	$10,274	$275	$281	$5,026	$16,391	$16,391
Weighted average interest rate	7.82%	7.81%	2.86%	8.05%	8.04%	7.65%	3.02%	—%
Variable-to-fixed swap notional amount	$—	$—	$—	$—	$1,260	$—	$1,260	$1,195
Weighted average fixed-rate contract rate, swap arrangement	—%	—%	—%	—%	6.91%	—%	6.91%	—%

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

In comparison to the prior year, our risk with regard to fluctuations in interest rates has increased due to the expiration of an interest rate swap in April 2003. Since $10,000,000 of our debt floats at LIBOR or the bank’s prime lending rate, our risk with regard to rising interest rates has increased.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2003 crop production. The farming costs inventoried that are related to the 2004 crop are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at December 31, 2003, $2,888,000 is at risk to changing prices. Of the amount at risk to changing prices, $2,305,000 is attributable to almonds, $408,000 to pistachios, $175,000 to walnuts. The comparable amounts of accounts receivable at December 31, 2002 were $1,599,000 related to almonds, $1,950,000 related to pistachios, and $111,000 to walnuts. The price estimated for recording accounts receivable at December 31, 2003 was $1.68 per pound for almonds. For every $.01 change in the price of almonds, our receivable for almonds increases or decreases by $13,700. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.00 to $1.80. With respect to pistachios, the price estimated for recording the receivable was $1.25 per pound, each $.01 change in the price increases or decreases the receivable by $3,300 and the range of final prices over the last three years for pistachios has been $1.05 to $1.28. The price estimated for recording accounts receivable for walnuts was $.42 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $4,100. The final price for walnuts has averaged from $.45 to $.60 over the last three years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities and Exchange Commission under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors which could significantly affect our internal controls subsequent to the date of our evaluation of the internal controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2004 Annual Meeting of Stockholders. Information as to our Executive Officers is set forth in Part I, Item 1 under “Executive Officers of Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2004 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item with respect to security ownership by principal stockholders and management is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2004 Annual Meeting of Stockholders.

The following table shows aggregated information as of December 31, 2003 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2003, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 7 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,096,424	$23.36	569,090

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2004 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

			Page Number

1.	Consolidated Financial Statements:

	1.1	Report of Independent Auditors	47

	1.2	Consolidated Balance Sheets – December 31, 2003 and 2002	48

	1.3	Consolidated Statements of Operations - Years Ended December 31, 2003, 2002 and 2001	49

	1.4	Consolidated Statements of Stockholders’ Equity - Three Years Ended December 31, 2003	50

	1.5	Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002, and 2001	51

	1.6	Notes to Consolidated Financial Statements	52

2.	Supplemental Financial Statement Schedules:

	None.

3.	Exhibits:

	3.1	Restated Certificate of Incorporation	FN 1

	3.2	By-Laws	FN 1

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 2

10.5	Petro Travel Plaza Operating Agreement	FN 4

10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 4

10.7	Severance Agreement	FN 4

10.8	Director Compensation Plan	FN 4

10.9	Non-Employee Director Stock Incentive Plan	FN 4

10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 4

10.10	1998 Stock Incentive Plan	FN 4

10.10	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 4

10.11	Employment Contract - Robert L. Stine	FN 4

10.15	Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Agreement	FN 8

21	List of Subsidiaries of Registrant	76

23	Consent of Ernst & Young LLP	77

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	78

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	79

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	80

99.1	Financial Statements of Tejon Dermody LLC	83

FN 1	This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 3	This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1996, is incorporated herein by reference.

FN 4	This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1997, is incorporated herein by reference.

FN 5	This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 6 to our 10-Q, for the period ending June 30, 1999, is incorporated herein by reference.

FN 6	This document filed with the Securities Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities Exchange Commission in Washington D.C. (file Number 1-7183) under Item 6 to our 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

(b)	Report on Form 8-K filed during the last quarter of the period covered by this report:

1.	8-K reporting that the Kern County Superior Court voided Kern County’s certification of an environmental impact report for the Company’s Tejon Industrial Complex-East development. Date of report was October 28, 2003.

2.	Press release announcing results of operations for the quarter ended September 30, 2003. Date of report was November 10, 2003.

3.	8-K announcing the resignation of Dana Severy, Senior Vice President Real Estate. Date of report was December 10, 2003.

(c)	Exhibits

The exhibits being filed with this report are attached at the end of this report.

(d)	Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

DATED:	March 11, 2004	BY:	/s/ Robert A. Stine

Robert A. Stine President and Chief Executive Officer (Principal Executive Officer)

DATED:	March 11, 2004	BY:	/s/ Allen E. Lyda

Allen E. Lyda Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Craig Cadwalader Craig Cadwalader	Director	March 11, 2004

/s/ Dan T. Daniels Dan T. Daniels	Director	March 11, 2004

/s/ John L. Goolsby John L. Goolsby	Director	March 11, 2004

/s/ Norman Metcalfe Norman Metcalfe	Director	March 11, 2004

/s/ George G. C. Parker George G.C. Parker	Director	March 11, 2004

/s/ Robert Ruocco Robert Ruocco	Director	March 11, 2004

/s/ Kent Snyder Kent Snyder	Director	March 11, 2004

/s/ Geoffrey Stack Geoffrey Stack	Director	March 11, 2004

/s/ Robert A. Stine Robert A. Stine	Director	March 11, 2004

/s/ Michael H. Winer Michael H. Winer	Director	March 11, 2004

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2),(c) and (d)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2003

Tejon Ranch Co.

Lebec, California

Form 10-K - Item 15(a)(1) and (2)

Tejon Ranch Co. and Subsidiaries

Index to Financial Statements and Financial Statement Schedules

ITEM 15(a)(1) - FINANCIAL STATEMENTS

The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:

ITEMS 15(a)(2) - FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Stockholders and Board of Directors

Tejon Ranch Co.

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

February 27, 2004

Tejon Ranch Co. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$9,323,000	$12,935,000
Marketable securities	11,247,000	12,305,000
Accounts receivable	4,887,000	7,843,000
Inventories	1,246,000	1,249,000
Prepaid expenses and other current assets	2,264,000	1,925,000

Total current assets	28,967,000	36,257,000
Property and equipment, net	67,844,000	62,323,000
Other assets	4,024,000	2,216,000

Total assets	$100,835,000	$100,796,000

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,731,000	$2,507,000
Other accrued liabilities	189,000	222,000
Deferred income	1,643,000	1,035,000
Income taxes payable	—	7,000
Short-term debt	161,000	240,000
Current portion of long-term debt	264,000	1,731,000

Total current liabilities	3,988,000	5,742,000
Long-term debt, less current portion	16,127,000	14,336,000
Deferred income taxes	3,566,000	3,740,000
Other liabilities	583,000	583,000
Minimum pension liability	1,398,000	2,200,000
Minority interest in consolidated joint venture	530,000	601,000
Commitments and contingencies
Stockholders’ equity
Common Stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 14,554,422 in 2003 and 14,409,528 in 2002	7,278,000	7,206,000
Additional paid-in capital	35,077,000	31,690,000
Accumulated other comprehensive income	(1,478,000)	(1,995,000)
Retained Earnings	33,766,000	36,693,000

Total stockholders’ equity	74,643,000	73,594,000

Total liabilities and stockholders’ equity	$100,835,000	$100,796,000

See accompanying notes

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31
	2003	2002	2001
Revenues:
Real estate	$10,562,000	$11,385,000	$10,799,000
Farming	7,781,000	9,434,000	6,425,000
Interest income	366,000	892,000	1,897,000

	18,709,000	21,711,000	19,121,000
Costs and expenses:
Real estate	9,756,000	8,713,000	7,228,000
Farming	9,287,000	8,744,000	7,768,000
Corporate expenses	4,031,000	3,824,000	3,347,000
Interest expense	113,000	116,000	695,000

	23,187,000	21,397,000	19,038,000

Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated joint ventures and minority interest in consolidated joint venture	(4,478,000)	314,000	83,000
Equity in earnings (losses) of unconsolidated joint ventures, net	(348,000)	531,000	191,000
Minority interest in consolidated joint venture	71,000	(52,000)	(189,000)

Income (loss) from continuing operations before income tax provision (benefit)	(4,755,000)	793,000	85,000
Income tax provision (benefit)	(1,828,000)	301,000	33,000

Income (loss) from continuing operations	(2,927,000)	492,000	52,000
Income (loss) from discontinued operations, net of applicable income taxes	—	(249,000)	242,000

Net income (loss)	$(2,927,000)	$243,000	$294,000

Income (loss) from continuing operations per share, basic	$(0.20)	$0.03	$—
Income (loss) from discontinued operations per share, basic	—	(0.02)	0.02

Net income (loss) per share, basic	$(0.20)	$0.01	$0.02

Income (loss) from continuing operations per share, diluted	$(0.20)	$0.03	$—
Income (loss) from discontinued operations per share, diluted	—	(0.02)	0.02

Net income (loss) per share, diluted	$(0.20)	$0.01	$0.02

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three years ended December 31, 2003

	Common Stock Shares Outstanding	Common Stock	Additional Paid- In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 31, 2000	12,712,236	$6,356,000	$683,000	$(43,000)	$(663,000)	$36,156,000	$42,489,000
Net income	—	—	—	—	—	294,000	294,000
Changes in unrealized gains on available-for-sale securities, net of taxes of $142,000	—	—	—	—	213,000	—	213,000
Defined benefit plan adjustments, net of taxes of $599,000	—	—	—	—	(893,000)	—	(893,000)
Interest rate swap adjustment, net of taxes of $233,000	—	—	—	—	(197,000)	—	(197,000)

Comprehensive loss							(583,000)

Net proceeds from rights offering	1,578,947	790,000	28,776,000	—	—	—	29,566,000
Restricted stock issuance	5,363	3,000	73,000	(76,000)	—	—	—
Exercise of stock options	27,000	14,000	524,000	—	—	—	565,000
Amortization of deferred compensation	—	—	—	119,000	—	—	119,000

Balance, December 31, 2001	14,323,546	7,163,000	30,056,000	—	(1,540,000)	36,450,000	72,129,000
Net income	—	—	—	—	—	243,000	243,000
Changes in unrealized gains on available-for-sale securities, net of taxes of $32,000	—	—	—	—	47,000	—	47,000
Defined benefit plan adjustments, net of taxes of $202,000	—	—	—	—	(392,000)	—	(392,000)
Supplemental pension plan adjustment, net of taxes of $178,000	—	—	—	—	(266,000)	—	(266,000)
Interest rate swap adjustment, net of taxes of $119,000	—	—	—	—	156,000	—	156,000

Comprehensive loss							(212,000)

Exercise of stock options	84,982	42,000	1,607,000	—	—	—	1,649,000
Contribution of stock	1,000	1,000	27,000	—	—	—	28,000

Balance, December 31, 2002	14,409,528	$7,206,000	$31,690,000	$—	$(1,995,000)	$36,693,000	$73,594,000
Net loss	—	—	—	—	—	(2,927,000)	(2,927,000)
Changes in unrealized losses on available-for-sale securities, net of taxes of $39,000	—	—	—	—	(60,000)	—	(60,000)
Defined benefit plan adjustments, net of taxes of $321,000	—	—	—	—	481,000	—	481,000
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $62,000	—	—	—	—	(91,000)	—	(91,000)
Interest rate swap adjustment, net of taxes of $91,000	—	—	—	—	187,000	—	187,000

Comprehensive loss							(2,368,000)

Stock compensation	2,000	1,000	81,000	—	—	—	82,000
Exercise of stock options and related tax benefit of $524,000	141,894	70,000	3,277,000	—	—	—	3,347,000
Contribution of stock	1,000	1,000	29,000	—	—	—	30,000

Balance, December 31, 2003	14,554,422	$7,278,000	$35,077,000	$—	$(1,478,000)	$33,766,000	$74,643,000

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2003	2002	2001
Operating Activities
Net income (loss)	$(2,927,000)	$243,000	$294,000
Items not affecting cash:
Depreciation and amortization	2,602,000	2,592,000	2,846,000
Deferred income taxes	(2,208,000)	350,000	352,000
Gain from sale of real estate	(437,000)	(891,000)	—
Minority interest in consolidated joint venture	(71,000)	52,000	189,000
Gain on sales of investments	—	(35,000)	—
(Gain) loss on sales of assets	5,000	(11,000)	(56,000)
Equity in (earnings) losses of unconsolidated joint ventures, net	348,000	(531,000)	(191,000)
Non-cash issuances of stock	112,000	28,000	—
Changes in certain current assets and current liabilities:
Accounts receivable	2,608,000	(1,993,000)	(1,308,000)
Inventories	3,000	(19,000)	(130,000)
Prepaid expenses and other current assets	(53,000)	(311,000)	(823,000)
Trade accounts payable and other accrued liabilities	(531,000)	(483,000)	(90,000)
Current deferred income	608,000	625,000	89,000
Income taxes payable	(7,000)	(515,000)	522,000

Net cash provided by (used in) operating activities of continuing operations	52,000	(899,000)	1,694,000
Investing Activities
Maturities of marketable securities	8,864,000	9,665,000	35,189,000
Funds invested in marketable securities	(7,905,000)	(9,282,000)	(36,353,000)
Reimbursement proceeds from community facilities district	—	6,068,000	—
Proceeds from sale of real estate	618,000	1,117,000	—
Property and equipment disposals	45,000	58,000	161,000
Property and equipment expenditures	(8,354,000)	(10,240,000)	(17,441,000)
Investment in unconsolidated joint ventures	—	(1,481,000)	(51,000)
Other	—	(76,000)	673,000

Net cash used in investing activities of continuing operations	(6,732,000)	(4,171,000)	(17,822,000)
Financing Activities
Proceeds from issuance of common stock	—	—	29,566,000
Proceeds from short-term debt	—	165,000	15,883,000
Payments on short-term debt	(79,000)	—	(16,886,000)
Borrowing of long-term debt	571,000	—	1,845,000
Repayment of long-term debt	(247,000)	(227,000)	(6,605,000)
Distribution to investor in consolidated joint venture	—	(125,000)	—
Exercise of stock options	2,823,000	1,649,000	432,000

Net cash provided by (used in) financing activities of continuing operations	3,068,000	1,462,000	24,235,000
Net change in discontinued operations	—	5,654,000	496,000

Increase (decrease) in cash and cash equivalents	(3,612,000)	2,046,000	8,603,000
Cash and cash equivalents at beginning of year	12,935,000	10,889,000	2,286,000

Cash and cash equivalents at end of year	$9,323,000	$12,935,000	$10,889,000

Supplemental Cash Flow Information
Interest paid (net of amounts capitalized)	$113,000	$134,000	$1,136,000

Income taxes paid	$44,000	$609,000	$—

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co., the accounts of all controlled subsidiaries, and Tejon Almond Growers LLC, a joint venture that owns an almond processing plant, in which a controlling interest is held by Tejon Ranch Co. (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for under the equity method of accounting and, accordingly, are reflected as adjusted for capital contributions, distributions, and the Company’s equity in net income or loss of the respective joint venture.

Reclassification

Certain amounts included in the 2002 and 2001 financial statements have been reclassified to conform to the current year presentation.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

Marketable Securities

The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Company classifies all marketable securities as available - for - sale. These are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity.

Credit Risk

The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at their estimated fair values in the consolidated balance sheets.

In 2003, no single customer accounted for more than 10% of the Company’s revenues from continuing operations. During 2002, Pistachio Growers Incorporated, a purchaser of pistachios, accounted for approximately 11% of revenues from continuing operations. During 2001, no single customer accounted for more than 10% of the Company’s revenues from continuing operations.

The Company maintains its cash and cash equivalents in federally insured financial institutions. The account balances at these institutions periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant.

Farm Inventories

Costs of bringing crops to harvest are capitalized when incurred. Such costs are expensed when the crops are sold. Costs during the current year related to the next year’s crop are capitalized and carried in inventory until the matching crop is harvested and sold. Farm inventories held for sale are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis (presumed to be at cost) carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Buildings and improvements are depreciated over a 10-year to 27.5-year life. Machinery, water pipelines, furniture, fixtures, and other equipment are depreciated over a 3-year to 10-year life depending on the type of asset. Vineyards and orchards are generally depreciated over a 20-year life with irrigation systems over a 10-year life. Oil, gas and mineral reserves have not been appraised, and accordingly no value has been assigned to them.

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

At the time crops are harvested, contracted, and delivered to buyers and revenues are estimable, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard revenues are based upon estimated selling prices, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company’s fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue $534,000 in 2003, $25,000 in 2002, and decreased farming revenue $100,000 in 2001.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a Secretary of Agriculture approved marketing order. At December 31, 2003, 2002, and 2001, no such withholding was mandated.

Common Stock Options

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employees’, advisors’, and consultants’ stock options because, as discussed in Note 7, the alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the year (14,484,058 in 2003, 14,373,140 in 2002, and 14,237,035 in 2001). Diluted net income (loss) per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options per SFAS No. 128, “Earnings Per Share” (14,798,657 in 2003, 14,612,029 in 2002, and 14,346,369 in 2001). The weighted average additional number of shares relating to dilutive stock options was 314,599 in 2003, 238,889 in 2002, and 109,334 in 2001. For 2003, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options is antidilutive.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2003 and 2002, management of the Company believes that none of its assets are impaired.

Sales of Real Estate

In recognizing revenue from land sales, the Company follows the provisions in SFAS No. 66, “Accounting for Sales of Real Estate,” to record these sales. SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, SFAS No. 66 requires a land sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold.

Allocation of Costs Related to Land Sales and Leases

When the Company sells land within one of its real estate developments and has not completed all infrastructure development related to the total project, the Company follows SFAS No. 66 and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, the Company uses estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market change and costs of construction change.

Rental Income

Minimum rent revenues are generally recognized on a straight-line basis over the respective initial lease term in accordance with accounting principles generally accepted in the United States.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2003 or 2002.

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

New Accounting Pronouncements

The accounting policies adopted during 2003 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. The initial recognition and measurement requirements of the interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002. Under the requirements a guarantee would have to be recorded as a liability equal to the expected present value of the estimated probability-weighted range of contingent payments under the guarantee arrangement. At this time, this interpretation has no significant impact on the Company’s consolidated financial position since the Company does not have any guarantees issued or modified after December 31, 2002.

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003. This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics. The Company has not entered into any arrangements with the characteristics of a variable interest entity during 2003. The Company is continuing its assessments of its existing joint ventures and the potential impact of FIN 46 on those joint ventures and the Company’s consolidated financial position. FIN 46 will be implemented for quarters ending after March 15, 2004.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ending December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ending December 31, 2003.

2.	DISCONTINUED OPERATIONS

During April 2001, the Company finalized its plan for the sale of its cattle and feedlot division. Management disposed of its cattle and feedlot division to provide capital for real estate development activities and to reduce outstanding debt of the Company. The process of selling the Company’s breeding herd, stocker cattle herd, and feedlot was completed in April 2002. At December 31, 2003 and 2002 there were no assets or liabilities remaining in discontinued operations.

Revenues from discontinued operations during 2002 consisted of sales of cattle and expenses consisted of cost of sales related to the sale of cattle. Revenues from discontinued operations for 2001 consisted of sales of cattle, revenue from feedlot operations, and sales of assets. Expense consisted of cost of sales related to the sale of cattle and expenses related to the operations of the feedlot.

At December 31, 2003 and 2002, the Company had no futures contracts or options contracts outstanding. The Company used commodity derivatives in the past to manage risk on its purchased stocker cattle and its cattle feed costs.

Realized gains and losses associated with closed contracts were recognized in discontinued operations. During 2003 and 2002, there were no futures or options activity related to discontinued operations.

During 2001 the Company recognized $316,000 in net losses from hedging and derivative activity as an increase in cost of sales.

The financial statements reflect the operating results of the discontinued operations separately from the continuing operations.

Operating results of the discontinued operations were as follows:

	For the Years Ended December 31
	2003	2002	2001
Revenues	$—	$3,705,000	$48,426,000
Expenses	—	4,088,000	47,593,000
Interest expense	—	18,000	441,000

Income (loss) from discontinued operations before taxes	—	(401,000)	392,000
Income tax provision (benefit)	—	(152,000)	150,000

Income (loss) from discontinued operations, net of taxes	$—	$(249,000)	$242,000

3.	MARKETABLE SECURITIES

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

	2003		2002
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
U.S. Treasury and agency notes	$6,880,000	$6,988,000	$7,730,000	$7,847,000
Corporate notes	4,216,000	4,259,000	4,325,000	4,458,000

	$11,096,000	$11,247,000	$12,055,000	$12,305,000

As of December 31, 2003, the adjustment to accumulated other comprehensive income in consolidated stockholders’ equity reflects a decline in the unrealized gain on available-for-sale securities of $60,000, which is net of a tax expense of $39,000. As of December 31, 2003, the Company’s gross unrealized holding gains equal $204,000 and gross unrealized holding losses equal $53,000. On December 31,

2003, the average maturity of U.S. Treasury and agency securities was 2.84 years and corporate notes was 2.54 years. Currently, the Company has no securities with a weighted average life of greater than four years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

4.	INVENTORIES

Inventories consist of the following at December 31:

	2003	2002
Farming inventories	$1,160,000	$1,172,000
Other	86,000	77,000

	$1,246,000	$1,249,000

5.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

	2003	2002
Land and land improvements	$6,781,000	$6,628,000
Buildings and improvements	22,907,000	22,145,000
Machinery, water pipelines, furniture fixtures and other equipment	7,025,000	7,747,000
Vineyards and orchards	23,265,000	21,250,000
Development in process	35,532,000	29,733,000

	95,510,000	87,503,000
Less allowance for depreciation	(27,666,000)	(25,180,000)

	$67,844,000	$62,323,000

During the year ended December 31, 2002, the Company received $6,595,000 of reimbursement proceeds related to a community facilities district bond issuance. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Industrial Complex and were reflected as a reduction to development in process and accounts receivable. During 2003, the Company received no reimbursement proceeds.

6.	SHORT-TERM AND LONG-TERM DEBT

At December 31, 2003 and 2002, there was $161,000 and $240,000, respectively, of short-term debt outstanding related to the financing of equipment and financial software. On all short-term debt arrangements, interest and principal is payable monthly. The weighted average interest rate on short-term debt was 5.00% for 2003 and 2002.

Long-term debt consists of the following at December 31:

	2003	2002
Notes payable to a bank	$16,391,000	$16,067,000
Less current portion	(264,000)	(1,731,000)

	$16,127,000	$14,336,000

The Company has a long-term revolving line of credit of $30,000,000 that, as of December 31, 2003, had an outstanding balance of $10,000,000. This credit facility bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow as necessary. The outstanding principal balance of this credit facility is due and payable in full on June 5, 2006. The proceeds from this credit facility are being used to fund real estate development infrastructure, real estate entitlement activities, and farming assets on the Company’s land. This note is secured by all of the Company’s farm acreage. The remaining long-term debt, less current portion of $264,000, is $6,127,000 at December 31, 2003. This remaining debt is being used to fund commercial buildings in Phoenix, Arizona, the Company’s almond processing plant, and a build-to-suit building. The note obligation used to purchase the buildings in Phoenix, is secured by mortgages on the buildings, has a balance of $4,594,000 and is payable in equal monthly installments through April 2009. The loan used to purchase the almond processing plant in 2000 has a balance of $1,260,000 with the final payment due February 1, 2010. The final note is for a loan that provides long-term financing for a building being leased to Starbucks. The current balance of this note is $513,000 with a maturity date of May 1, 2018. The remaining long-term debt is related to the financing of equipment.

The amount of the line of credit and the short-term and long-term debt instruments listed above approximate the fair value of the instruments. The Company is subject to covenants pursuant to the above debt agreements and is in compliance with all of the covenants at December 31, 2003.

The Company’s capitalized interest costs were $900,000, $1,246,000, and $1,466,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Maturities of long-term debt at December 31, 2003 are $264,000 in 2004, $271,000 in 2005, $10,274,000 in 2006, $275,000 in 2007, $281,000 in 2008, and $5,026,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

7.	COMMON STOCK AND STOCK OPTION INFORMATION

The 1998 Stock Incentive Plan (the “1998 Plan”) originally provided for the making of awards to employees, consultants, and advisors of the Company with respect to 800,000 shares of common stock. On March 6, 2001, the Board of Directors adopted an amendment to the 1998 Plan. The purpose of the amendment was to provide additional shares under the 1998 Plan to cover new award grants. The amendment provides for an additional 800,000 shares to be available for awards under the 1998 Plan. Since the adoption of the 1998 Plan through December 31, 2003, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 116,386 have been exercised, leaving 1,012,906 granted options outstanding at December 31, 2003.

The Non-Employee Director Stock Incentive Plan (the “NDSI Plan”) is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The NDSI Plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. On March 6, 2001, the Board of Directors adopted an amendment to extend the date through which awards can be granted under the NDSI Plan from December 31, 2002 to December 31, 2007 and the date through which shares can be issued from December 31, 2012 to December 31, 2017. Since the adoption of the NDSI Plan through December 31, 2003, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant.

The amendments to the 1998 Plan and the NDSI Plan were approved by stockholders at the Company’s Annual Meeting on May 1, 2001.

During 2003, 2002, and 2001, no compensation expense was recorded related to the granting of stock options. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options granted in January 2003 and December 2002: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of the Company’s common stock of 0.27; and a weighted average expected life of the options of five years from the option grant date. The weighted average assumptions used for options granted in 2001 were as follows: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of the Company’s common stock of 0.34; and weighted average expected life of five years from grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of stock options outstanding under the Company’s stock option plans.

Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, in 2003 and 2002, the Company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated in the following table as of December 31:

	2003	2002	2001
Net income (loss) as reported	$(2,927,000)	$243,000	$294,000
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determinted under fair value method for all awards, net of related tax effects	(1,209,000)	(997,000)	(849,000)

Pro forma net loss	$(4,136,000)	$(754,000)	$(555,000)
Net income (loss) per share:
Basic - as reported	(0.20)	0.01	0.02
Basic - pro forma	(0.28)	(0.05)	(0.04)
Diluted - as reported	(0.20)	0.01	0.02
Diluted - pro forma	(0.28)	(0.05)	(0.04)

A summary of the Company’s stock option activity and related information for the years ended December 31, follows:

	2003		2002		2001
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of year	1,268,449	$22.94	1,080,162	$21.48	807,079	$20.93
Granted	11,351	27.90	275,710	27.51	405,080	22.22
Exercised	(141,894)	19.31	(85,800)	19.23	(27,000)	16.00
Forfeited/Cancelled	(41,482)	25.52	(1,623)	24.49	(104,997)	21.50

Outstanding end of year	1,096,424	$23.36	1,268,449	$22.94	1,080,162	$21.48
Options exercisable end of year	551,980	$23.22	485,698	$21.22	352,105	$20.17

The weighted average fair value per share of options granted per the Black-Scholes model in 2003 was $9.51, in 2002 was $9.36, and in 2001 was $8.67.

Exercise prices for options outstanding as of December 31, 2003 ranged from $16.00 to $27.90. The weighted-average remaining contractual life of those options is approximately five years.

8.	INTEREST RATE RISK MANAGEMENT

The Company entered into an interest rate swap agreement with respect to $1.3 million of its long term debt to manage interest rate risk by converting floating-interest-rate debt to fixed-rate-debt. This swap agreement has a maturity of 5 years, and is a contract to exchange variable rate for fixed-rate interest payments periodically over the lives of the agreements. The interest rate swap fixed rate is 6.91%. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they are incurred. The swap agreements are being accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities.”

As of December 31, 2003 and 2002, the cumulative decrease in the fair value of the interest rate swaps was $65,000 and $343,000, respectively. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income, net of applicable income taxes. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. No such amounts were reclassified to interest expense during 2003. Estimated fair value of the swaps was determined by market price quotes as of December 31, 2003 and 2002, received from the Company’s bank.

9.	INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision (benefit) for income taxes consists of the following at December 31:

	2003	2002	2001
Total provision (benefit):
Continuing operations	$(1,828,000)	$301,000	$33,000
Discontinued operations	—	(152,000)	150,000

	(1,828,000)	149,000	183,000

Federal:
Current	—	(2,000)	455,000
Deferred	(1,576,000)	93,000	(293,000)

	(1,576,000)	91,000	162,000
State:
Current	—	9,000	67,000
Deferred	(252,000)	49,000	(46,000)

	(252,000)	58,000	21,000

	$(1,828,000)	$149,000	$183,000

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:

	2003	2002	2001
Income tax (benefit) at the statutory rate	$(1,624,000)	$133,000	$162,000
State income taxes, net of Federal benefit	(171,000)	24,000	14,000
Other, net	(33,000)	(8,000)	7,000

	$(1,828,000)	$149,000	$183,000

Deferred income taxes result from timing differences in the recognition of the tax obligations that affect the financial and tax basis of assets and a net operating loss carry forward that will expire in 2023. The total deferred tax asset is included with prepaid expenses and other current assets and other non-current assets on the consolidated balance sheets. Significant components of the Company’s deferred tax liabilities and assets are as follows at December 31:

	2003	2002
Deferred income tax assets:
Accrued and prepaid expenses	$44,000	$125,000
Prepaid revenues	274,000	168,000
Net operating loss carry forward	2,231,000	10,000

Total deferred income tax assets	2,549,000	303,000
Deferred income tax liabilities:
Joint venture allocations	442,000	516,000
Depreciation and amortization	235,000	14,000
Involuntary conversion, tax exchange-land	2,144,000	2,254,000
Other	745,000	956,000

Total deferred income tax liabilities	3,566,000	3,740,000

Net deferred income tax liabilities	$1,017,000	$3,437,000

The Company made net payments of income taxes of $44,000, $609,000, and $0 during 2003, 2002 and 2001, respectively.

10.	LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 62 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $14,808,000 and $3,666,000, respectively, at December 31, 2003. Income from commercial rents, excluding percentage rents based on sales revenues, included in real estate revenue was $3,276,000 in 2003, $2,140,000 in 2002, and $2,035,000 in 2001. Future minimum rental income on noncancelable operating leases as of December 31, 2003 is $2,303,000 in 2004, $1,916,000 in 2005, $1,876,000 in 2006, $1,766,000 in 2007, $1,648,000 in 2008, and $9,220,000 for years thereafter.

11.	COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2003 are $1,334,000, whether or not water is available or is used. Minimum payments made under these contracts were approximately $821,000 in 2003, $928,000 in 2002, and $1,183,000 in 2001.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District (“CFD”), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23.9 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2002, $6,595,000 was reimbursed. In 2003 and 2002, the Company paid approximately $96,000 and $50,000, respectively, in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in the 2004-2005 tax year of approximately $200,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At December 31, 2003, the Company was guaranteeing the repayment of $1.6 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt outstanding at December 31, 2003 for Petro Travel Plaza LLC is approximately $13.1 million and is related to the long-term financing of the travel plaza. This guarantee will be reduced over the next two years as the principal balance on the loan is reduced through scheduled debt payments. This loan will mature in 2010. The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is approximately $12.0 million. This loan has a current maturity date of March 31, 2004. The loan is currently in the process of being extended to January 2006. The Company does not expect either of these guarantees to ever be enforced due to the positive cash flow provided by the operations of the Petro Travel Plaza and because of the market value of the joint venture assets securing these loans. Therefore, no liabilities related to the guarantees have been recorded as of December 31, 2003 or 2002.

The Company leases land to National Cement Company of California, Inc. (“National”) for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National’s former subtenant, Systech Environmental Corporation is performing studies for the California Department of Toxic Substances Control in order to achieve regulatory closure for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from the Company.

The California Regional Water Quality Control Board (“RWQCB”) for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1.)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant, Lafarge Corporation (“Lafarge”), the current tenant National, and the Company to, among other things, investigate the source and extent of the contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils, which were the principal source of the contamination, from the property.

(2.)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3.)	Former industrial waste landfill. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the landfill. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains as an ongoing activity. Lafarge previously removed waste historically disposed of in the landfill and transported that waste off-site for disposal.

(4.)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains as an on-going activity. Some minor oil contamination located beneath plant buildings and equipment remains on the property.

To date, the Company is not aware of any failure by Lafarge or National to comply with the orders or other informal requests of the RWQCB. The Company has not been directed by RWQCB to perform any remedial activities. Under the lease between National and the Company, National is obligated to indemnify the Company for costs and liabilities arising directly or indirectly out of its use of the leased premises. Lafarge has liability for all obligations under the indemnity provisions arising before the November 1987 assignment of the lease to National. The Company believes that all of the matters described above are included within the scope of the National or Lafarge indemnity obligations.

The Company believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. If they do not and the Company is required to perform the likely remedial work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.

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

On October 24, 2003, the Kern County Superior Court issued a ruling in this case voiding the County’s certification of the EIR based on two grounds. First, the Court found that there was not sufficient evidence that the EIR adequately described the impacts that TIC-East would have on the air quality of the San Joaquin Valley air basin. The principal reason for this conclusion is that certain data and guidance provided by local air quality districts, which was cited, discussed and relied upon in the EIR, could not be used to support the County’s decision because it was not physically included in the administrative record. Second, two “species of concern” (i.e. species not listed under the state and federal endangered species acts but which are for other reasons required to be discussed in EIRs if they could be affected by a development) found on or near the project site were not specifically discussed in the EIR, due to a mistake by the consulting biologists.

The Court found that the EIR was adequate in all other aspects, and ruled in favor of the Company on separate claims asserted by plaintiffs under the laws governing planning and zoning in California. The Court did not void the land use entitlements approved by the County. The Court retained jurisdiction over the case until the County certifies an amended EIR and administrative record correcting the deficiencies identified by the Court. The land-use entitlements cannot be used to support real estate developments until the EIR is corrected and recertified by the County and returned to the Court for its review.

The Company estimates that it will take several months to gather data and correct the EIR and record as directed by the Court, and several months for the County to process the corrected EIR. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can use the land-use entitlements to develop the land.

12.	RETIREMENT PLAN

The Company has a retirement plan that covers substantially all employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA).

The following accumulated benefit information is as of December 31:

	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$4,097,000	$4,278,000
Service cost	233,000	185,000
Interest cost	190,000	186,000
Actuarial gain (loss)	(549,000)	133,000
Benefits/expenses paid	(75,000)	(685,000)

Benefit obligation at end of year	$3,896,000	$4,097,000

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,897,000	$2,672,000
Actual return on plan assets	344,000	(322,000)
Employer contribution	332,000	232,000
Benefits/expenses paid	(75,000)	(685,000)

Fair value of plan assets at end of year	$2,498,000	$1,897,000

Funded status	$(1,398,000)	$(2,200,000)
Unrecognized net actuarial gain	274,000	2,613,000
Unrecognized net transition asset	—	(18,000)
Adjustments related to minimum liability	(274,000)	(2,595,000)

Minimum pension liability	$(1,398,000)	$(2,200,000)

In accordance with the provisions of SFAS No. 87, “Employers Accounting for Pensions,” the Company recorded a minimum pension liability in 2003 representing the excess of the benefit obligation, $3,896,000, over the fair value of plan assets, $2,498,000. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 2003 is reported in accumulated other comprehensive income (loss), net of applicable deferred income taxes. The Company also had a minimum pension liability at the end of 2002.

Plan assets consist of equity, debt and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 5.0% in 2003 and 2002. The expected long-term rate of return on plan assets was 7.5% in 2003 and 2002.

Total pension and retirement expense was as follows for each of the years ended December 31:

	2003	2002	2001
Cost components:
Service cost-benefits earned during the period	$(233,000)	$(185,000)	$(192,000)
Interest cost on projected benefit obligation	(190,000)	(186,000)	(194,000)
Expected return on plan assets	20,000	83,000	212,000
Net amortization and deferral	—	20,000	20,000

Total net periodic pension cost	$(403,000)	$(268,000)	$(154,000)

The Company has a Supplemental Executive Retirement Plan (the “SERP”) to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded, but an associated minimum pension liability of $583,000 is reflected in the Company’s consolidated balance sheet as other liabilities.

13.	BUSINESS SEGMENTS

The Company operates principally in the farming and real estate industries. The farming segment involves those operations related to permanent crops, leasing farmland, and the supervision of farming activities. The real estate segment involves rents and royalties from lessees of Company-owned properties and real estate development activities.

Information pertaining to the Company’s business segments follows for each of the years ended December 31:

	2003	2002	2001
Segment profits from continuing operations:
Real Estate	$806,000	$2,672,000	$3,571,000
Farming	(1,506,000)	690,000	(1,343,000)

Segment profits from continuing operations	(700,000)	3,362,000	2,228,000
Interest income	366,000	892,000	1,897,000
Corporate expenses	(4,031,000)	(3,824,000)	(3,347,000)
Interest expense	(113,000)	(116,000)	(695,000)

Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated joint ventures and minority interest in consolidated joint venture	(4,478,000)	314,000	83,000
Equity in earnings (losses) of unconsolidated joint ventures	(348,000)	531,000	191,000
Minority interest in consolidated joint venture	71,000	(52,000)	(189,000)

Income (loss) from continuing operations before income tax provision (benefit)	$(4,755,000)	$793,000	$85,000

	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2003
Real Estate	$52,441,000	$1,213,000	$6,985,000
Farming	17,652,000	1,180,000	685,000
Corporate	30,742,000	209,000	684,000

Total	$100,835,000	$2,602,000	$8,354,000

2002
Real Estate	$47,260,000	$1,219,000	$9,000,000
Farming	18,348,000	1,191,000	786,000
Corporate	35,188,000	182,000	454,000

Total	$100,796,000	$2,592,000	$10,240,000

2001
Real Estate	$44,523,000	$1,148,000	$16,413,000
Farming	18,912,000	1,168,000	884,000
Corporate	35,713,000	530,000	144,000

Total	$99,148,000	$2,846,000	$17,441,000

Segment profits are total revenues less operating expenses, excluding interest and corporate expenses. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis (presumed to be at cost) carried by the Company’s predecessor.

The consolidated financial statements for prior periods have been reclassified to reflect the segregation of continuing and discontinued operations. The information presented above for 2002 and 2001 reflects the removal of the livestock segment of the business. The identifiable assets of that segment that were not discontinued have been included in the real estate segment of continuing operations. The net assets of discontinued operations for 2001 are included in the corporate identifiable assets for that year. There were no assets of discontinued operations at December 31, 2003 and 2002.

14.	UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated (in thousands of dollars, except per share amounts):

	Total Revenue (1)(3)	Segment Profit (Loss)(3)	Income (Loss)	Net Income (Loss) Per Share (2)
2003
First quarter	$2,977,000	$(90,000)	$(533,000)	$(0.04)
Second quarter	3,594,000	(40,000)	(414,000)	(0.02)
Third quarter	4,133,000	(442,000)	(660,000)	(0.05)
Fourth quarter	8,005,000	(128,000)	(1,278,000)	(0.09)

	$18,709,000	$(700,000)	$(2,885,000)	$(0.20)

2002
First quarter	$2,417,000	$(684,000)	$(962,000)	$(0.07)
Second quarter	4,741,000	1,954,000	600,000	0.04
Third quarter	6,312,000	869,000	382,000	0.03
Fourth quarter	8,241,000	1,223,000	223,000	0.01

	$21,711,000	$3,362,000	$243,000	$0.01

(1)	Includes interest income.

(2)	Net income (loss) per share on a diluted basis.

(3)	Certain amounts have been reclassified to conform to current period presentation.

15.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for these investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at December 31, 2003 was $1,697,000. The equity in the net loss of the unconsolidated joint ventures was $348,000 for the twelve months ended December 31, 2003. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The joint venture has not been consolidated as of December 31, 2003, because the Company does not control the investment. At December 31, 2003, the Company had an equity balance of $94,000 in this joint venture.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2003, the Company’s equity investment balance in this joint venture was $894,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At December 31. 2003, the Company’s equity investment balance was $709,000.

Condensed financial information of the Company’s unconsolidated joint ventures as of and for the year ended December 31 is as follows:

Condensed Combined Statement of Operations Information

	2003	2002
Net sales	$48,436,000	$40,300,000

Net income (loss)	$(661,000)	$676,000

Partner’s share of net income (loss)	$(313,000)	$145,000

Equity in earnings (loss) of unconsolidated joint ventures	$(348,000)	$531,000

Condensed Combined Balance Sheet Information

	2003	2002
Current assets	$4,961,000	$4,094,000
Propety and equipment, net	43,138,000	39,774,000
Long-term debt	(25,082,000)	(23,617,000)
Other liabilities	(3,343,000)	(2,152,000)

Net assets	$19,674,000	$18,099,000

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

16.	SUBSCRIPTION RIGHTS OFFERING

In December 2000, the Company offered to its stockholders the right to purchase 1,578,947 additional shares of its Common Stock for a purchase price of $19 per share or an aggregate of $30 million. In connection with that offering, the Company entered into an agreement with Third Avenue Trust (acting on behalf of Third Avenue Value Fund, Third Avenue Small-Cap Value Fund and Third Avenue Real Estate Value Fund) and a private investment fund managed by Carl Marks Management Company, L.P. to purchase any of the shares offered to the extent that the gross proceeds to the Company from the offering to its stockholders were less than $30 million. The price payable per share under the agreement was the same as the price in the offering to the stockholders, $19 per share. In addition, the purchasers committed to exercise their own pro rata rights to purchase shares in the offering as stockholders but not to exercise their rights to purchase additional shares in the offering which other stockholders declined to purchase. Because the offering to the stockholders was oversubscribed, none of the purchasers purchased any shares pursuant to this agreement, but the company reimbursed the Carl Marks Management Company, L.P. investment fund $45,000 for its Hart-Scott-Rodino filing fees incurred in connection with the offering.

The Company distributed to stockholders of record at the close of business on December 11, 2000 transferable subscription rights to purchase additional shares of its common stock at a price of $19 per share, and on January 16, 2001 it issued the shares upon exercise of these rights. The Company used the net proceeds of $29.6 million, to pay down debt and to provide additional working capital to enable it to pursue opportunities to develop its real estate holdings, including the Tejon Industrial Complex and Tejon Mountain Village concept.