Form 10-Q
period 2004-03-31
TEJON RANCH CO
filed 2004-05-10
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

(661) 248-3000

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒ No ☐

Total Shares of Common Stock issued and outstanding on May 10, 2004, were 15,809,083.

TEJON RANCH CO.

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2004	2003
Revenues:
Farming	$349	$374
Real Estate	2,281	2,565
Interest Income	93	151

	2,723	3,090
Costs and Expenses:
Farming	876	680
Real Estate	2,535	2,236
Corporate Expense	1,133	907
Interest Expense	76	24

	4,620	3,847

Operating loss before equity in losses of unconsolidated joint ventures and minority interest in consolidated joint venture	(1,897)	(757)
Equity in losses of unconsolidated joint ventures	(289)	(113)
Minority interest in consolidated joint ventures	75	(18)

Operating loss before income tax benefit	(2,111)	(888)
Income tax benefit	(844)	(355)

Net loss	$(1,267)	$(533)

Net loss per share, basic	$(0.09)	$(0.04)

Net loss per share, diluted	$(0.09)	$(0.04)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	March 31, 2004	December 31, 2003*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,133	$9,323
Marketable securities – available for sale	12,282	11,247
Accounts and notes receivable	3,124	4,887
Inventories:
Farming	2,373	1,160
Other	89	86
Prepaid expenses and other	1,863	2,264

Total Current Assets	24,864	28,967
Property and equipment - net	65,989	67,844
Other assets	5,203	4,024

TOTAL ASSETS	$96,056	$100,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$961	$1,731
Other accrued liabilities	464	189
Current deferred income	1,380	1,643
Short-term borrowings	121	161
Current portion of long-term debt	266	264
Total Current Liabilities	3,192	3,988

Long-term debt, less current portion	13,424	16,127
Minimum pension liability	1,398	1,398
Deferred income taxes	3,565	3,566
Other liabilities	583	583

Total Liabilities	22,162	25,662
Minority interest in equity of consolidated joint venture	455	530
Commitments and contingencies
Stockholders’ equity:
Common stock	7,289	7,278
Additional paid-in capital	35,799	35,077
Retained earnings	32,499	33,766
Deferred compensation	(703)	—
Accumulated other comprehensive loss	(1,445)	(1,478)

Total stockholders’ equity	73,439	74,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,056	$100,835

*	The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date and reclassified for comparison purposes.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,267)	$(533)
Items not affecting cash:
Depreciation and amortization	651	672
Deferred income taxes	—	—
Minority interest in consolidated joint venture	(75)	18
Equity in losses of unconsolidated joint ventures - net	289	113
Deferred compensation - stock grants	11	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(300)	377
Current liabilities, net	(758)	(1,540)

NET CASH USED IN OPERATING ACTIVITIES	(1,449)	(893)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	1,688	3,343
Funds invested in marketable securities	(2,661)	(3,785)
Reimbursement proceeds from community facilities district	2,422	—
Property and equipment expenditures	(1,218)	(1,929)
Investment in unconsolidated joint ventures	(250)	—
Other	—	(1)

NET CASH USED IN INVESTING ACTIVITIES	(19)	(2,372)
FINANCING ACTIVITIES
Payments of short-term borrowings	(40)	(40)
Payments of long-term debt	(2,701)	(190)
Proceeds from exercise of stock options	19	753

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,722)	563

DECREASE IN CASH AND CASH EQUIVALENTS	(4,190)	(2,742)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,323	12,935

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,133	$10,193

See Notes to Unaudited Consolidated Condensed Financial Statements.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2003	14,409,528	$7,206	$31,690	$—	$(1,995)	$36,693	$14,483,122
Net loss	—	—	—	—	—	(2,927)	(2,927)
Changes in unrealized losses							—
on available-for-sale securities, net of taxes of $39	—	—	—	—	(60)	—	(60)
Defined benefit plan adjustments,							—
net of taxes of $321	—	—	—	—	481	—	481
Equity in other comprehensive							—
income of unconsolidated joint venture, net of taxes of $62	—	—	—	—	(91)	—	(91)
Interest rate swap adjustment,							—
net of taxes of $91	—	—	—	—	187	—	187

Comprehensive loss							(2,410)
Stock compensation	2,000	1	81	—	—	—	82
Exercise of stock options and							—
related tax benefit of $524	141,894	70	3,277	—	—	—	3,347
Contribution of stock	1,000	1	29	—	—	—	30

Balance at December 31, 2003	14,554,422	7,278	35,077	—	(1,478)	33,766	74,643
Net loss	—	—	—	—	—	(1,267)	(1,267)
Changes in unrealized gains on available-for-sale securities, net of taxes of $25	—	—	—	—	37	—	37
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $37	—	—	—	—	(58)	—	(58)
Interest rate swap adjustment, net of taxes of $11	—	—	—	—	54	—	54

Comprehensive loss	—	—	—	—	—	—	(1,234)
Exercise of stock options	800	1	18		—	—	19
Restricted Stock Issuance	19,674	10	704	(714)	—	—	—
Amortization of deferred compensation	—	—	—	11	—	—	11

Balance at March 31, 2004	14,574,896	$7,289	$35,799	$(703)	$(1,445)	$32,499	$73,439

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

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

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net loss per share is based upon the weighted average number of shares of common stock outstanding during the period, which at March 31, 2004 was 14,555,108 and at March 31, 2003 was 14,428,557. Diluted net loss per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options per Financial Accounting Standards Board (FASB) Statement No. 128. For the first quarters of 2004 and 2003, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of stock options is antidilutive.

NOTE C – MARKETABLE SECURITIES

FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
(in thousands)
U.S. Treasury and agency notes	$7,805	$7,954	$6,880	$6,988
Corporate notes and Commercial paper	4,264	4,328	4,216	4,259

	$12,069	$12,282	$11,096	$11,247

As of March 31, 2004, the adjustment to accumulated other comprehensive loss in the consolidated condensed statement of stockholders’ equity reflects the fact that an unrealized gain on marketable securities available for sale at March 31, 2004 was more than the unrealized gain at December 31, 2003, which results in an increase in the amount of the cumulative adjustment to stockholders’ equity. The amount of the increase to stockholder’s equity is $37,000, which is net of a tax benefit of $25,000. As of March 31, 2004, the Company’s gross unrealized holding gains equal $234,000 and gross unrealized holding losses equal $21,000. On March 31, 2004, the weighted average maturity of U.S. Treasury and agency securities was 3.05 years and corporate notes was 2.69 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS and CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority Community Facilities District (“CFD”), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23.9 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of the CFD bonds goes toward reimbursing the Company for public infrastructure related to the Tejon Industrial Complex development. Thus far in 2004, $2,422,000 has been reimbursed. During 2003 the Company paid approximately $96,000 in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments due in the 2004-2005 tax year of approximately $200,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At March 31, 2004, the Company was guaranteeing the repayment of $1.6 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt outstanding at March 31, 2004 for Petro Travel

Plaza LLC is approximately $12,900,000 and is related to the construction and long-term financing of the travel plaza. This loan will mature in 2010. The Company is also guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is approximately $12,000,000, and the maturity date of this loan is January 2006. The Company believes it is unlikely that it will ever be required to make payments under these guarantees.

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

The California Regional Water Quality Control Board (“RWQCB”) for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1.)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation (“Lafarge”), the current tenant National, and the Company to, among other things, investigate the source and extent of the contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils, which were the principal source of the contamination, from the property.

(2.)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3.)	Former industrial waste landfill. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the landfill. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains as an ongoing activity. Lafarge previously removed waste historically disposed of in the landfill and transported that waste off-site for disposal.

(4.)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains as an on-going activity. Some minor oil contamination located beneath plant buildings and equipment remains on the property.

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

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenges the County’s certification of the environmental impact report (“EIR”) for Tejon Industrial Complex-East (“TIC-East”), the Company’s 1100-acre expansion of the industrial park at the south end of the San Joaquin Valley. Principal environmental issues raised in the suit involve the project’s likely effects on air quality and endangered species, the impact of converting farmland to development and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on Company land and elsewhere. The suit also challenges the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. Two subsidiaries of the Company are the real parties in interest. The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.

On October 24, 2003, the Kern County Superior Court issued a ruling in this case voiding the County’s certification of the EIR based on two grounds. First, the Court found that there was not sufficient evidence the EIR adequately described the impacts that TIC-East would have on the air quality of the San Joaquin Valley air basin. The principal reason for this conclusion is that certain data and guidance provided by local air quality districts, which was cited, discussed and relied upon in the EIR, could not be used to support the County’s decision because it was not physically included in the administrative record. Second, two “species of concern” (i.e. species not listed under the state and federal endangered species acts but which are for other reasons required to be discussed in EIRs if they could be affected by a development) found on or near the project site were not specifically discussed in the EIR, due to a mistake by the consulting biologists.

The Court found that the EIR was adequate in all other aspects, and ruled in favor of the Company on separate claims asserted by plaintiffs under the laws governing planning and zoning in California. The Court did not void the land use entitlements approved by the County. The Court retained jurisdiction over the case until the County certifies an amended EIR and administrative record correcting the deficiencies identified by the Court. The land-use entitlements cannot be used to support real estate developments until the EIR is corrected and rectified by the County and returned to the Court for its review.

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

For further discussion refer to the Company’s 2003 Form 10-K, Part I, Item 3, - “Legal Proceedings”. There have been no significant changes since the filing of the 2003 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at March 31, 2004 is $1,563,000, which is included in other assets. The Company’s equity in the net loss of the unconsolidated joint ventures is $289,000 for the quarter ended March 31, 2004, which is included in Real Estate operations in the accompanying consolidated condensed statements of operations. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The joint venture has not been consolidated because the Company does not control the investment. At March 31, 2004 the Company had a deficit investment balance of $37,000.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.), which is pursuing entitlement and development of land that the Company owns in Los Angeles County. At March 31, 2004 the Company’s equity investment balance was $826,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Partners for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At March 31, 2004 the Company’s equity investment balance was $774,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the quarter ended March 31 is as follows (in thousands):

Condensed Combined Statement of Operations Information

	2004	2003
Net sales	$12,417	$9,927

Net loss	$(567)	$(158)
Partner’s share of net loss	(278)	63

Equity in net loss of unconsolidated joint ventures	$(289)	$(113)

Condensed Combined Balance Sheet Information
	2004	2003
Current assets	$5,818	$5,220
Property and equipment, net	43,408	40,226
Long-term debt	(24,932)	(23,573)
Other liabilities	(4,714)	(2,791)

Net assets	$19,580	$19,082

The Company’s investment balance in its unconsolidated joint ventures differs from its equity in unconsolidated income/losses shown above and its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

NOTE G – INTEREST RATE RISK MANAGEMENT

At March 31, 2004 the Company has no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) entered into an interest rate swap agreement with respect to $8.0 million of its long term debt to manage interest rate risk by converting floating interest rate debt to fixed rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable rate for fixed rate interest payments periodically over the lives of the agreements. The interest rate swap fixed rate is 4.33%. The Joint Venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities”.

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of March 31, 2004 the cumulative decrease in the fair value of the interest rate swaps was $248,000. Estimated fair value of the swaps was determined by market price quotes as of March 31, 2004, received from the joint venture’s bank.

NOTE H – COMMON STOCK AND STOCK OPTION INFORMATION

The 1998 Stock Incentive Plan (the “1998 Plan”) provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through March 31, 2004, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 117,186 have been exercised, leaving 1,012,906 granted options outstanding at March 31, 2004.

The Non-Employee Director Stock Incentive Plan (the “NDSI Plan”) is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The NDSI Plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. Since the adoption of the NDSI Plan through March 31, 2004, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant.

During the first quarter of 2004 and 2003 no compensation expense was recorded related to the granting of stock options. Pro forma information regarding net income (loss) and earnings (loss) per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a

Black-Scholes option pricing model with the following weighted average assumptions for the options granted in 2003: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.34; and a weighted average expected life of the options of five years from the option grant date. No options have been granted in 2004.

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

Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of FASB Statement No. 123, in 2004 and 2003, the Company’s net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table as of March 31:

	2004	2003
Net loss as reported	$(1,267,000)	$(533,000)
Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(294,000)	(311,000)

Pro forma net loss	$(1,561,000)	$(844,000)

Net loss per share:
Basic - as reported	$(0.09)	$(0.04)
Basic - pro forma	$(0.11)	$(0.06)
Diluted - as reported	$(0.09)	$(0.04)
Diluted - pro forma	$(0.11)	$(0.06)

A summary of the Company’s stock option activity and related information for the quarter ended March 31, 2004 and the year ended December 31, 2003 follows:

	2004		2003
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	1,096,424	$23.36	1,268,449	$22.94
Granted	—	—	11,351	27.90
Exercised	(800)	23.55	(141,894)	19.31
Forfeited/Cancelled	—	—	(41,482)	25.52

Outstanding end of period	1,095,624	$23.07	1,096,424	$23.36
Options exercisable end of period	592,880	$23.09	551,980	$23.22

The weighted average fair value per share of options granted per the Black-Scholes model in 2003 was $9.51.

Exercise prices for options outstanding as of March 31, 2004 ranged from $16.00 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

NOTE I – RETIREMENT PLAN

The Company has a retirement plan that covers substantially all employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The Company expects to contribute approximately $320,000 to the plan during 2004.

Plan assets consist of equity, debt and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% in 2004 and 2003. The expected long-term rate of return on plan assets is 7.5% in 2004 and 2003.

The total pension and retirement expense was as follows for the quarter ended March 31, 2004:

2004
Cost components:
Service cost-benefits earned during the period	$(46,000)
Interest cost on projected benefit obligation	(39,000)
Expected return on plan assets	50,000
Net amortization and deferral	(45,000)

Total net periodic pension (cost)	$(80,000)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” below and “Notes to Consolidated Financial Statements” on the preceding pages of this report, management has made forward-looking statements regarding future developments, future revenue and income of our crops, future special taxes associated with our industrial complex, the adequacy of future cash flows to fund our operations, potential losses to the Company as a result of pending environmental proceedings, our risks with respect to guarantees of indebtedness on our jointly owned travel plaza and jointly owned industrial building, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

Overview

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

As reflected in the accompanying interim financial statements, we have a net loss of $1,267,000 in the first quarter of 2004. When compared to the first quarter of 2003, the loss in the first quarter of 2004 is due to a decline in real estate operating profits, a loss from operations in our farming segment, and a reduction in interest income.

Critical Accounting Policies

The preparation of our interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the interim financial statements.

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

If we were to change our estimate of 2003 orchard crop revenues to the low end of the estimate range, there would be no material impact on our liquidity or capital resources. There were no significant changes to market prices related to our crop revenues during the first quarter of 2004.

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

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During the first quarter of 2004, $.96 per square foot of cost was allocated to sold and leased land as a cost of development. Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

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

Defined Benefit Retirement Plans –Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At March 31, 2004, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 5%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 4%.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed our disclosure relating to it in this Management Discussion and Analysis.

New Accounting Pronouncements

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003. This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics. The Company did not enter into any arrangements with the characteristics of a variable interest entity during 2003, or the first quarter of 2004. The Company completed its assessments of its existing joint ventures and concluded that the existing joint ventures do not meet the consolidation requirements under FASB Interpretation No. 46.

Results of Operations

Total revenues, including interest income for the first quarter of 2004 was $2,723,000 compared to $3,090,000 for the first quarter of 2003. The decline in revenues during the first quarter of 2004 is due to decreased real estate and farming revenues and lower interest income. Real estate revenues decreased $284,000 and farming revenues decreased $25,000 while interest income fell $58,000. The decline in the real estate revenues was primarily attributable to a $300,000 decrease in revenues from the power plant lease, which was due to the timing of the plant becoming operational. The power plant lease allows for a twelve-month grace period of reduced rent that began in July 2003 in the event construction is not completed and the plant is not operational. Whether or not the plant is operational, the grace period ends in July 2004. Farming revenues declined as a result of a decrease in processing revenues at Pacific Almond, our almond processing plant, due to the timing of completion of processing and to a smaller number of almonds being processed. Interest income declined as a result of lower interest rates on recent investments as compared to currently maturing investments that yielded higher historical returns.

The net loss for the first quarter of 2004 was $1,267,000 or $0.09 per share, diluted, compared to a net loss of $533,000 or $0.04 per share, diluted, for the same period of 2003. The loss during the first quarter of 2004 increased when compared to the same period of 2003 due to the decrease in revenues described above coupled with increased expenses. Farming expenses increased $196,000 primarily due to increases in contract labor, fees and permits, and materials and supplies at our almond processing plant. Real Estate expenses increased $299,000 which is attributable to increased salaries, higher insurance costs, and payment of legal fees relating to Tejon Industrial Complex. Corporate expenses increased $226,000 due to increased salaries and professional service fees, and increased utility expenses.

We expect that during 2004 and in future periods, our real estate division will continue to see an increase in costs primarily related to higher professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities. These types of real estate development activities and costs could continue over several years as we develop a modest percentage of our land holdings. The actual timing and completion of entitlement and development related activities is difficult to predict due to the uncertainties of the approval process and market factors. The sales, leasing and marketing of Tejon Industrial Complex has been slowed by the downturn in the market for distribution and manufacturing facilities. Helping to offset the slowness in industrial development is the continued growth and activity within the commercial/retail segment of the commercial real estate market.

We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market conditions and the timing of specific opportunities. Our goal is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Although it is early in the year to accurately predict production estimates for this year’s crops, early estimates for almonds and pistachios are that crop production for 2004 will be larger than 2003. Typically in large production years prices decline, but due to strong ongoing demand for these products, prices at this time look stable and have slightly increased since January 2004. We continue to believe that, on a statewide basis, the long-term production trend will continue to increase for the crops we grow. This long-term trend in production could lead to a decline in the future in the prices we receive for our crops.

Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, we are unable to accurately predict revenue and we cannot pass on any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. The operations of the Company are seasonal and future results of operations cannot be predicted based on quarterly results. As mentioned above, we continue to expect pricing pressure on our almonds over the next few years due as new statewide plantings beginning to produce higher volumes of almonds. This increase in production may be somewhat negated by older almond orchards being removed from production, and steady increases in global demand for almonds.

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s 2003 Form 10-K, Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note D – Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements.

Cash Flow and Liquidity

Our cash, cash equivalents and short-term marketable securities totaled approximately $17,415,000 at March 31, 2004, a decrease of $3,155,000 from the corresponding amount at the end of 2003. Cash, cash equivalents and short-term marketable securities decreased during the first quarter of 2004 due primarily to the net loss from operations, land development project costs, and payment of long-term debt. These outflows were partially offset by bond reimbursement proceeds from a local Community Facilities District.

The following table shows our cash flow activities for the quarter ended:

(in thousands)	2004	2003
Operating activities	$(1,449)	$(893)
Investing activities	(19)	(2,372)
Financing activities	(2,722)	523

During the first quarter of 2004, the net cash used in operations was the result of the net loss for the first quarter, a reduction in accounts payable, and an increase in deferred tax assets that were partially offset by the collection of farming accounts receivable.

Cash used in investing activities during the first quarter of 2004 was $19,000, compared to $2,372,000 used in 2003. The improvement in 2004 over 2003 is due primarily to a decline in development and infrastructure costs due to timing of costs, and to the receipt in 2004 of proceeds from a local community facilities district as reimbursement of infrastructure development costs within the TIC-West development.

Cash used in financing activities was $2,722,000 during the first quarter of 2004, compared to cash provided of $523,000 in 2003. The decrease in 2004 when compared to 2003 is due to the reduction of long-term debt.

It is difficult to accurately predict cash flows due to the nature of our businesses and to fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations and to the timing of sales and leases of property within our development projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, this variability in the land development process can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

Capital Structure and Financial Condition

Management considers our financial structure and condition solid. At March 31, 2004, total capitalization was $87,129,000, consisting of $13,690,000 of debt and $73,439,000 of equity and resulting in a debt-to-total-capitalization ratio of 15.7% which is slightly less than the debt-to-capitalization ratio at year-end 2003. The improvement in the ratio during the first quarter of 2004 is due to payments of long-term debt.

On May 6, 2004, we completed a private placement of 1,234,187 shares of common stock at a price per share of $32.41, resulting in gross proceeds to the Company of approximately $40 million. We also granted the investors two options to purchase an aggregate of 448,794 shares of common stock in the form of additional investment rights. The first and second additional investment rights are exercisable, respectively, for 308,546 shares and 140,248 shares at purchase prices of $32.41 and $35.65 per share, respectively.

The first and second additional investment rights are exercisable until 90 and 180 days after the effectiveness of a registration statement to be filed by the company covering the resale of shares of the common stock to be purchased at the closing and underlying the first and second additional investment rights. Please refer to the 8-K filed on May 7, 2004 for additional information.

Our debt primarily consists of a long-term revolving line of credit and mortgages on projects.

We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2004, had an outstanding balance of $7,500,000. This credit facility bears an interest rate that floats with changes in the bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. The outstanding principal balance of this credit facility is due and payable in full on June 5, 2006. The proceeds from this credit facility are being used to fund real estate development infrastructure, real estate entitlement activities, and farming assets on our land. This note is secured by all of our farm acreage. The remaining long-term debt, less current portion of $266,000 is $5,924,000 at March 31, 2004. This remaining debt is being used to fund commercial buildings in Phoenix, Arizona, our almond processing plant, and a build-to-suit building. The note obligation used to purchase the buildings in Phoenix is secured by mortgages on the buildings, has a balance of $4,581,000 and is payable in equal monthly installments through April 2009. The loan used to purchase the almond processing plant in 2000 has a balance of $1,080,000 with the final payment due February 1, 2010. The final note is for a loan that provides long-term financing for a building being leased to Starbucks. The current balance of this note is $508,000 with a maturity date of May 1, 2018. The remaining long-term debt is related to the financing of equipment.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$13,690,000	$266,000	$8,044,000	$556,000	$4,824,000
Cash contract commitments	$2,158,000	$2,158,000	$—	$—	$—

Total contractual obligations	$15,848,000	$2,424,000	$8,044,000	$556,000	$4,824,000

Our contractual cash commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments, entitlement costs related to our industrial and residential development projects, and a company public relations campaign. These commitments do not include any on-going operational costs such as utilities and maintenance contracts for equipment. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are primarily for office equipment and average approximately $2,000 per month for the next two years.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and certain bonds issued by a local Community Facilities District:

	Total	One Year or Less	Years 2-3	Years 4-5
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584,000	$—	$4,584,000	$—
Guarantees	$7,615,000	$—	$7,615,000	$—

Total other commercial commitments	$12,199,000	$—	$12,199,000	$—

The standby letter of credit is related to the issuance of Community Facility District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit was originally for a two-year period and will be renewed, if necessary, in 2005.

The guarantees consist of a $1,615,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P. Total debt in the venture is approximately $12,900,000 and is related to the long-term financing of the facility. This guarantee will be reduced over the next two years as the principal balance on the loan is reduced through scheduled debt payments. The remaining $6,000,000 of guarantees relate to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture, formed to construct and market a 650,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,000,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. This loan currently matures in January 2006. The Company believes it is unlikely that it will ever be required to make payments under these guarantees

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the issuance of common stock. As noted above, we have $17,415,000 in cash and securities and $22,500,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

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

The Company is exposed to interest rate risk on its long-term working capital line of credit and the long-term debt currently outstanding. The line of credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. A portion of the long-term debt ($5,109,000 on March 31, 2004) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The remaining long-term debt ($8,581,000 on March 31, 2004) can either be fixed for periods of time to a LIBOR rate or float with the lending bank’s prime rate. The floating rate obligations expose us to variability in interest payments due to changes in interest rates.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At March 31, 2004

(Dollars in Thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 03/31/04
Assets:
Marketable securities	$1,811	$2,953	$1,477	$2,018	$2,954	$856	$12,069	$12,282
Weighted average interest rate	5.53%	4.49%	2.87%	2.73%	2.29%	1.14%	3.34%	—%
Liabilities:
Short-term debt	$121	$—	$—	$—	$—	$—	$121	$121
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$266	$271	$7,773	$275	$281	$4,824	$13,690	$13,690
Weighted average interest rate	6.35%	7.81%	2.70%	8.05%	8.05%	7.63%	3.48%	—%

Interest Rate Sensitivity Financial Market Risks Principal Amount by Expected Maturity At December 31, 2003 (Dollars in Thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 12/31/03
Assets:
Marketable securities	$2,933	$2,968	$1,473	$1,684	$2,038	$—	$11,096	$11,247
Weighted average interest rate	6.48%	4.39%	2.87%	2.78%	3.10%	—%	3.90%	—%
Liabilities:
Short-term debt	$161	$—	$—	$—	$—	$—	$161	$161
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$264	$271	$10,274	$275	$281	$5,026	$16,391	$16,391
Weighted average interest rate	7.82%	7.81%	2.86%	8.05%	8.04%	7.65%	3.02%	—%
Variable-to-fixed swap notional amount	$—	$—	$—	$—	$1,260	$—	$1,260	$1,195
Weighted average fixed-rate contract rate, swap arrangement	—%	—%	—%	—%	6.91%	—%	6.91%	—%

In comparison to the prior year our risk in regard to fluctuations in interest rates has decreased due to the reduction in the use of long-term lines of credit that fluctuate with the bank’s prime lending rate.

Commodity Price Exposure

At March 31, 2004 we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2004 crop production. The farming costs inventoried are related to the 2004 crop and are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at March 31, 2004, only $1,300,000 is at risk to changing prices. Of the amount at risk to changing prices, $1,024,000 is attributable to almonds, $195,000 to pistachios, and $81,000 to walnuts. The comparable amounts of accounts receivable at December 31, 2003 were $2,305,000 related to almonds, $408,000 related to pistachios, and $175,000 to walnuts.

The price estimated for recording accounts receivable at March 31, 2004 was $1.68 per pound for almonds. For every $.01 change in the price of almonds our receivable for almonds increases or decreases by $6,100. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.00 to $1.80. With respect to pistachios, the price estimated for recording the receivable was $1.25 per pound, each $.01 change in the price increases or decreases the receivable by $1,600 and the range of final prices over the last three years for pistachios has been $1.05 to $1.28. The price estimated for recording accounts receivable for walnuts was $.42 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $1,900 and the range of final prices over the last three years was $.45 to $.60 per pound.

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

On April 16, 2004, the Company sold its interest in Pacific Almond (the almond processing facility) to our partner in that joint venture pursuant to the buy/sell provisions in the joint venture agreement. In the purchase agreement, the Company received $1,747,000 for its interest in the joint venture and the buyer assumed all responsibility for outstanding debt. The gain on the sale of our interest in Pacific Almond is approximately $750,000 before tax.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits –

3.1	Restated Certificate of Incorporation *

3.2	Bylaws **

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports – on Form 8-K

Reports on Form 8-K filed during the last quarter of the period covered by this report:

1.	Press release announcing results of operations for the year ended December 31, 2003. Date of report was March 5, 2004.

*	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

**	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 10, 2004	BY	/s/ ALLEN E. LYDA

DATE		Allen E. Lyda Vice President, Chief Financial Officer