Form 10-Q
period 2004-06-30
TEJON RANCH CO
filed 2004-08-09
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Total Shares of Common Stock issued and outstanding on August 8, 2004, were 15,817,064

TEJON RANCH CO.

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
Real Estate	$2,244	$2,731	$4,236	$4,969
Farming	202	6	233	16
Interest Income	139	109	233	260

	2,585	2,846	4,702	5,245
Costs and Expenses:
Real Estate	2,300	2,218	4,681	4,220
Farming	436	431	845	794
Corporate expense	1,452	968	2,496	1,875

	4,188	3,617	8,022	6,889

Operating loss before equity in earnings of unconsolidated joint ventures and minority interest	(1,603)	(771)	(3,320)	(1,644)
Equity in earnings of unconsolidated joint ventures	(60)	159	(350)	46

Operating loss before income tax benefit	(1,663)	(612)	(3,670)	(1,598)
Income tax benefit	(665)	(246)	(1,468)	(640)

Loss from operations	(998)	(366)	(2,202)	(958)
Income (loss) from discontinued operations, net of applicable income taxes	522	(48)	459	10

Net loss	$(476)	$(414)	$(1,743)	$(948)

Loss from continuing operations per share, basic	$(0.06)	$(0.03)	$(0.15)	$(0.06)
Income (loss) from discontinued operations per share, basic	$0.03	$—	$0.03	$—
Net loss per share, basic	$(0.03)	$(0.03)	$(0.12)	$(0.06)

Loss from continuing operations per share, diluted	$(0.06)	$(0.03)	$(0.15)	$(0.06)
Income (loss) from discontinued operations per share, diluted	$0.03	$—	$0.03	$—
Net loss per share, diluted	$(0.03)	$(0.03)	$(0.12)	$(0.06)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	June 30, 2004	December 31, 2003*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,295	$9,323
Marketable securities - available for sale	32,327	11,247
Accounts and notes receivable	1,846	4,123
Inventories	3,685	1,071
Prepaid expenses and other	950	1,619
Assets of discontinued operations	8,130	11,593

Total Current Assets	61,233	38,976
Property and equipment - net	57,009	57,857
Other assets	5,751	4,002

TOTAL ASSETS	$123,993	$100,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$638	$1,243
Other accrued liabilities	12	189
Current deferred income	1,249	1,643
Short-term borrowings	81	161
Current portion of long-term debt	22	22
Borrowings of discontinued operations	4,568	5,877
Current liabilities of discontinued operations	317	1,018

Total Current Liabilities	6,887	10,153
Long-term debt, less current portion	481	10,492
Minimum pension liability	1,398	1,398
Deferred income taxes	3,525	3,566
Other liabilities	583	583

Total Liabilities	12,874	26,192
Commitments and contingencies
Stockholders’ equity:
Common stock	7,909	7,278
Additional paid-in capital	73,341	35,077
Retained earnings	32,023	33,766
Deferred compensation	(651)	—
Accumulated other comprehensive loss	(1,503)	(1,478)

Total stockholders’ equity	111,119	74,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,993	$100,835

*	The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date and reclassified for comparison purposes.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,743)	$(948)
Items not affecting cash:
Depreciation and amortization	1,104	1,109
Equity in earnings of unconsolidated joint ventures - net	350	(46)
Deferred compensation - stock grants	753	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(1,332)	(1,064)
Current liabilities, net	(1,176)	(1,904)

NET CASH USED IN OPERATING ACTIVITIES	(2,044)	(2,853)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	19,233	4,817
Funds invested in marketable securities	(40,529)	(5,352)
Reimbursement proceeds from community facilities district	2,422	—
Property and equipment expenditures	(2,678)	(3,770)
Investment in unconsolidated joint ventures	(350)	—
Other	1	528

NET CASH USED IN INVESTING ACTIVITIES	(21,901)	(3,777)
FINANCING ACTIVITIES
Payments of short-term borrowings	(80)
Proceeds from long-term debt	—	524
Payments of long-term debt	(10,011)	(26)
Proceeds from exercise of stock options	208	1,392
Net proceeds from private equity placement	37,283	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,400	1,890
NET CHANGE IN DISCONTINUED OPERATIONS	1,517	1,477
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,972	(3,263)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,323	12,935

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,295	$9,672

See Notes to Unaudited Consolidated Condensed Financial Statements.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2003	14,409,528	$7,206	$31,690	$—	$(1,995)	$36,693	$73,594

Net loss	—	—	—	—	—	(2,927)	(2,927)
Changes in unrealized losses on available-for-sale securities, net of taxes of $39	—	—	—	—	(60)	—	(60)
Defined benefit plan adjustments net of taxes of $321	—	—	—	—	481	—	481
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $62	—	—	—	—	(91)	—	(91)
Interest rate swap adjustment, net of taxes of $91	—	—	—	—	187	—	187

Comprehensive loss							(2,410)

Stock compensation	2,000	1	81	—			82
Exercise of stock options and related tax benefit of $524	141,894	70	3,277	—	—	—	3,347
Contribution of stock	1,000	1	29	—	—	—	30

Balance at December 31, 2003	14,554,422	7,278	35,077	—	(1,478)	33,766	74,643

Net loss	—	—	—	—	—	(1,743)	(1,743)
Changes in unrealized gains on available-for-sale securities, net of taxes of $87	—	—	—	—	(130)	—	(130)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $35	—	—	—	—	52		52
Interest rate swap adjustment, net of taxes of $0	—	—	—	—	(11)	—	(11)

Comprehensive loss							(1,832)
Net proceeds from private equity placement	1,234,187	617	36,666	—	—	—	37,283
Stock compensation expense	—	—	690	—	—	—	690
Exercise of stock options	8,781	4	204	—	—	—	208
Restricted stock issuance	19,674	10	704	(714)	—	—	—
Amortization of deferred compensation	—	—	—	63	—	—	63

Balance at June 30, 2004	15,817,064	$7,909	$73,341	$(651)	$(1,503)	$32,023	$111,119

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

NOTE A – BASIS OF PRESENTATION

The summarized information furnished by the Company pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Prior reporting periods have been reclassified to reflect the presentation of discontinued operations.

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

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options per Financial Accounting Standards Board (FASB) Statement No. 128.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Weighted average number of shares outstanding:
Common stock	15,336,261	14,468,651	14,945,685	14,448,604
Commons stock equivalents - stock options	216,280	273,233	327,249	228,054

Diluted shares outstanding	15,552,541	14,741,884	15,272,934	14,676,658

For the three and six months ended June 30, 2004 and 2003 diluted net loss per share is based on the weighted average number of shares of common stock outstanding because of the impact of common stock equivalents is antidilutive.

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

The following is a summary of available-for-sale securities at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
Marketable Securities: (in thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
U.S. Treasury and agency notes	$26,511	$26,504	$6,880	$6,988
Corporate notes and Commercial paper	5,882	5,823	4,216	4,259

	$32,393	$32,327	$11,096	$11,247

As of June 30, 2004, the adjustment to accumulated other comprehensive loss in the consolidated condensed statement of stockholders’ equity reflects the fact that there is an unrealized loss on marketable securities available for sale at June 30, 2004. The unrealized loss combined with the unrealized gain at December 31, 2003 results in a decrease in the amount of the cumulative adjustment to stockholders’ equity. The amount of the decrease to stockholder’s equity is $130,000, which is net of a tax charge of $87,000. As of June 30, 2004, the Company’s gross unrealized holding gains equal $150,000 and gross unrealized holding losses equal $216,000. On June 30, 2004, the weighted average maturity of U.S. Treasury and agency securities was 3.22 years and corporate notes was 2.56 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District (“CFD”), that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23.9 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of the CFD bonds goes toward reimbursing the Company for public infrastructure related to the Tejon Industrial Complex development. Thus far in 2004, $2,422,000 has been reimbursed. During 2003 the Company paid approximately $96,000 in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments due in the 2004-2005 tax year of approximately $200,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At June 30, 2004, the Company was guaranteeing the repayment of $1.6 million of debt of the Petro Travel Plaza LLC, an unconsolidated joint venture. Total debt outstanding at June 30, 2004 for Petro Travel Plaza LLC is approximately $12,761,000 and is related to the construction and long-term financing of the travel plaza. This loan will mature in 2010. The Company is also guaranteeing 50% of a loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is approximately $12,000,000, and the maturity date of this loan is January 2006. The Company believes it is unlikely that it will ever be required to make payments under these guarantees. Therefore, no liabilities related to the guarantees have been recorded as of June 30, 2004.

The Company leases land to National Cement Company of California, Inc. (“National”) for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. National’s former subtenant, Systech Environmental Corporation, is performing studies for the California Department of Toxic Substances Control in order to achieve regulatory closure for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from the Company.

The California Regional Water Quality Control Board (“RWQCB”) for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1.)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation (“Lafarge”), the current tenant National, and the Company to, among other things, investigate the source and extent of the contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils from the property that were the principal source of the contamination.

(2.)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3.)	Former industrial waste landfill. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the landfill. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains as an ongoing activity. Lafarge previously removed waste historically disposed of in the landfill and transported that waste off-site for disposal.

(4.)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains as an on-going activity. Some oil contamination located beneath plant buildings and equipment remains on the property.

To date, the Company is not aware of any failure by Lafarge or National to comply with the orders or other informal requests of the RWQCB. The Company has not been directed by the RWQCB to perform any remedial activities. Under the lease between National and the Company, National is obligated to indemnify the Company for costs and liabilities arising directly or indirectly out of its use of the leased premises. Lafarge has liability for all obligations under the indemnity provisions arising before the November 1987 assignment of the lease from Lafarge to National. The Company believes that all of the matters described above are included within the scope of the National or Lafarge indemnity obligations.

The Company believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. If they do not and the Company is required to perform the likely remedial work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenges the County’s certification of the environmental impact report (“EIR”) for Tejon Industrial Complex-East (“TIC-East”), the Company’s 1100-acre expansion of the industrial park at the south end of the San Joaquin Valley. Principal environmental issues raised in the suit involve the project’s likely effects on air quality and endangered species, the impact of converting farmland to developed land and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on Company land and elsewhere. The suit also challenges the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. Two subsidiaries of the Company are the real parties in interest. The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.

On October 24, 2003, the Kern County Superior Court issued a ruling in this case voiding the County’s certification of the EIR based on two grounds. First, the Court found that there was not sufficient evidence that the EIR adequately described the impacts that TIC-East would have on the air quality of the San Joaquin Valley air basin. The principal reason for this conclusion is that certain data and guidance provided by local air quality districts, which was cited, discussed and relied upon in the EIR, could not be used to support the County’s decision because it was not physically included in the administrative record. Second, two “species of concern” (i.e. species not listed under the state and federal endangered species acts but which are for other reasons required to be discussed in EIRs if they could be affected by a development) found on or near the project site were not specifically discussed in the EIR, due to an inadvertent oversight by the consulting biologists.

The Court found that the EIR was adequate in all other aspects, and ruled in favor of the Company on separate claims asserted by plaintiffs under the laws governing planning and zoning in California. The Court did not void the land-use entitlements approved by the County. The Court retained jurisdiction over the case until the County certifies an amended EIR and administrative record correcting the deficiencies identified by the Court. The land-use entitlements cannot be used to support real estate developments until the EIR is corrected and recertified by the County and returned to the Court for its review.

Environmental consultants have gathered and analyzed the data requested by the Court, have drafted a supplemental environmental review containing the data and analysis, and have delivered this material to the County for its review and consideration. Kern County is expected to act on the environmental review this fall or winter. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can use the land-use entitlements to develop the land.

For further discussion refer to the Company’s 2003 Form 10-K, Part I, Item 3, - “Legal Proceedings.” There have been no significant changes since the filing of the 2003 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at June 30, 2004 is $1,782,000, which is included in other assets. The Company’s equity in the net loss of the unconsolidated joint ventures is $350,000 for the six months ended June 30, 2004, which is included in Real Estate operations in the accompanying consolidated condensed statements of operations. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The joint venture has not been consolidated because the Company does not control the investment. At June 30, 2004, the Company had an investment balance of $416,000.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.), which is pursuing entitlement and development of land that the Company owns in Los Angeles County. At June 30, 2004, the Company’s equity investment balance was $666,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Partners for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At June 30, 2004, the Company’s equity investment balance was $700,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the quarter ended June 30 is as follows (in thousands):

Condensed Combined Statement of Operations Information

	2004	2003
Net sales	$26,560	$20,934

Net loss	(779)	88
Partners’ share of net loss	(429)	42

Equity in net loss of unconsolidated joint ventures	$(350)	$46

Condensed Combined Balance Sheet Information

	2004	2003
Current assets	$6,800	$4,715
Property and equipment, net	43,884	41,172
Long-term debt	(24,781)	(23,528)
Other liabilities	(4,839)	(3,301)

Net assets	$21,064	$19,058

The Company’s investment balance in its unconsolidated joint ventures differs from its equity in unconsolidated income/losses shown above and its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F–DISCONTINUED OPERATIONS

During March 2004, the Company agreed to sell its ownership interest in Pacific Almond, its almond processing plant. The sale was completed in April 2004 and all assets and liabilities were assumed by the purchasing party. Management sold this business to provide additional capital for its core real estate development business.

During May 2004, the Company decided to offer for sale the commercial buildings that it owns in Phoenix, Arizona. These assets are available for sale, and are therefore presented as discontinued operations in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. It is estimated that the buildings will be sold within the next twelve months. Management decided to offer these buildings for sale in order to provide additional capital for its core real estate development business.

Revenues from the discontinued operations of the almond processing plant consisted of charges generated from hulling, shelling and processing of almonds. Expenses from the discontinued operations of the almond processing plant consist primarily of labor costs, materials and energy required to operate the hulling, shelling and processing operations. The revenues and expenses of this operation had previously been included in the farming segment. The sale of our interest in this business for $1,747,000 resulted in a profit of approximately $800,000, before tax.

Revenues from the commercial buildings in Phoenix include tenant rents and common area maintenance fees. Expenses consist of property taxes, interest, property management fees, and other similar costs incurred in the maintenance and leasing of property. Management anticipates realizing a gain on the sale of these assets. The operating results for these buildings were previously included in the real estate segment.

Previously reported financial statements have been reclassified to reflect the discontinuance of these businesses. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from the continuing operations.

Net assets of the discontinued operations at June 30:

	2004	2003
Current asset
Almond processing plant	$—	$2,719
Commercial buildings	8,130	8,289

Total	8,130	11,008

Current liabilities
Almond processing plant	—	1,698
Commercial buildings	4,885	4,777

Total	4,885	6,475

Net assets
Almond processing plant	—	1,021
Commercial buildings	3,245	3,512

Total	$3,245	$4,533

Operating results of the discontinued operations were as follows:

	For the period ended June 30
	2004	2003
Revenues
Almond processing plant	$1,109	$718
Commercial buildings	547	608

Total	1,656	1,326

Expenses
Almond processing plant	465	814
Commercial buildings	246	316

Total	711	1,130

Interest Expense
Almond processing plant	76	45
Commercial buildings	178	184

Total	254	229

Income (loss) from discontinued operations before taxes
Almond processing plant	568	(141)
Commercial buildings	123	108

Total	691	(33)

Minority interest
Almond processing plant	75	49

Income tax provision (benefit)
Almond processing plant	257	(37)
Commercial buildings	49	43

Total	306	6

Income (loss) from discontinued operations, net of taxes
Almond processing plant	386	(55)
Commercial buildings	73	65

Total	459	10

NOTE G – INTEREST RATE RISK MANAGEMENT

At June 30, 2004 the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) entered into an interest rate swap agreement with respect to $8.0 million of its long term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities”.

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of June 30, 2004, the fair value of the interest rate swap was a loss of $67,000. Estimated fair value of the swap was determined by market price quotes as of June 30, 2004, received from the joint venture’s bank.

NOTE H –STOCK OPTION INFORMATION

The 1998 Stock Incentive Plan (the “1998 Plan”) provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through June 30, 2004, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 124,586 option shares have been exercised, leaving 1,004,706 granted options outstanding at June 30, 2004.

The Non-Employee Director Stock Incentive Plan (the “NDSI Plan”) is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The NDSI Plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. Since the adoption of the NDSI Plan through June 30, 2004, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 581 option shares have been exercised, leaving 82,937 granted options outstanding at June 30, 2004.

During the first six months of 2004 and 2003, no compensation expense was recorded related to the granting of stock options. Pro forma information regarding net income (loss) and earnings (loss) per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options granted in 2003: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.34; and a weighted average expected life of the options of five years from the option grant date. No options have been granted in 2004.

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

Had compensation expense been determined based on fair value at the grant date for awards using the Black-Scholes option pricing model referred to above, consistent with the provisions of FASB Statement No. 123, the Company’s net earnings (loss) and net earnings (loss) per share in 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table as of June 30:

	2004	2003
Net loss reported	(1,743,000)	(948,000)
Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	—	—
Deduct: Total stock-based employee compensatin expense determined under fair value method for all awards, net of related tax effects	(588,000)	(623,000)

Pro forma net loss	(2,331,000)	(1,571,000)

Net los per share:
Basic - as reported	(0.12)	(0.06)
Basic - pro forma	(0.16)	(0.11)
Diluted - as reported	(0.12)	(0.06)
Diluted - pro forma	(0.16)	(0.11)

A summary of the Company’s stock option activity and related information for the six month period ended June 30, 2004 and the year ended December 31, 2003 follows:

	2004		2003
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of period	1,096,424	$23.36	1,268,449	$22.94
Granted	—	$—	11,351	$27.90
Exercised	(8,781)	$23.67	(141,894)	$19.31
Forfeited/Cancelled	—	$—	(41,482)	$25.52

Outstanding end of period	1,087,643	$23.36	1,096,424	23.36
Options exercisable end of period	584,899	$23.08	551,980	$23.22

The weighted-average fair value per share of options granted per the Black-Scholes model in 2003 was $9.51.

Exercise prices for options outstanding as of June 30, 2004 ranged from $16.00 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

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

The total pension and retirement expense was as follows for the six months ended June 30:

2004
Cost components:
Service cost-benefits earned during the period	$(92,000)
Interest cost on projected benefit obligation	(78,000)
Expected return on plan assets	100,000
Net amortization and deferral	(90,000)

Total net periodic pension (cost)	$(160,000)

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” below and “Notes to Consolidated Financial Statements” on the preceding pages of this report, management has made forward-looking statements regarding future developments, future revenue and income of our crops, future special taxes associated with our industrial complex, the adequacy of future cash flows to fund our operations, potential losses to the Company as a result of pending environmental proceedings, our risks with respect to guarantees of indebtedness on our jointly owned travel plaza and jointly owned industrial building, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement predicted or implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

Overview

We are currently working to take advantage of our existing resources through the future entitlement and development of a modest portion of our land holdings. Part of this effort includes evaluating our land and water resources and planning our real estate development activities based upon that evaluation. In the future, we will continue to assess the feasibility of entering into complementary lines of business and refining or reconfiguring current core businesses to take advantage of opportunities presented and changing market conditions.

As reflected in the accompanying interim financial statements, we have a net loss of $1,743,000 for the first six months of 2004. When compared to the same period of 2003, the increase in net loss is due to a decline in real estate operating profits and an increase in corporate expenses.

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

Revenue Recognition – The Company’s revenue is primarily derived from rental revenue from our rental real estate portfolio, royalty revenue from mineral leases, sales of farm crops, and land sales. Revenue from leases with rent concessions or fixed escalations is recognized and accrued on a straight-line basis over the initial term of the related lease. The financial terms of leases are contractually defined. Rental revenue is not accrued after a tenant vacates the premises and ceases to make rent payments or files for bankruptcy. Revenues related to our agreements with Calpine, relating to the construction of a power plant on our property, are recognized when payable under the terms of the lease due to construction and the uncertainty related to the timing of completion of the power plant and the beginning of plant operations.

In recognizing revenue from land sales, the Company follows the provisions in Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 66, “Accounting for Sales of Real Estate,” to record these sales. SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, SFAS No. 66 requires that a land sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold.

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

If we were to change our estimate of 2003 orchard crop revenues to the low end of the estimate range, there would be no material impact on our liquidity or capital resources. There were no significant changes to market prices related to our crop revenues during the first six months of 2004.

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

Allocation of Costs Related to Land Sales and Leases – When we sell or lease land within one of our real estate developments and we have not completed all infrastructure development related to the total project, we follow SFAS No. 66 and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, we use estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market and costs of construction change.

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During the first six months of 2004, $.96 per square foot of cost was allocated to sold and leased land as a cost of development. Any increases to this estimate in future years will negatively impact net profits derived from the sale or lease of land and our liquidity since the higher estimate will reflect an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

We believe that the estimates related to cost of sales and allocations to leased land is a critical accounting estimate that will become more significant as we grow as a real estate development company. The estimates are very susceptible to change from period to period, due to the fact that they require management to make assumptions about costs of construction, absorption of product, and timing of project completion. Changes to these estimates could have a material impact on the recognition of profits from the sale of land within our developments.

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

Defined Benefit Retirement Plans –Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At June 30, 2004, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 5%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 4%.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed our disclosure relating to it in this Management Discussion and Analysis.

New Accounting Pronouncements

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003. This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics. The Company did not enter into any arrangements with the characteristics of a variable interest entity during 2003, or during the first six months of 2004. The Company completed its assessments of its existing joint ventures and concluded that its existing joint ventures do not meet the consolidation requirements under FASB Interpretation No. 46.

Results of Operations

Total revenues, including interest income for the first six months of 2004 were $4,702,000 compared to $5,245,000 for the same period of 2003. The decline in revenues for the first six months of 2004 is due primarily to a decrease in real estate revenues of $733,000. Real estate revenues declined during 2004 when compared to the same fiscal period in 2003 due to a reduction in lease revenues of approximately $613,000 and to the fact that the 2003 period included a gain of $300,000 related to the sale of land during the second quarter of 2003. The reduction in revenues was partially offset by an improvement in oil and mineral royalties due to higher oil prices and increased production. Lease revenues declined due to the timing of the Calpine power plant becoming operational. The power plant lease allows for a twelve-month grace period of rent abatement that began in July 2003 in the event construction of the power plant was not completed and it is not operational. This grace period ends July 1, 2004 whether or not the plant is operational. Partially offsetting the decline in real estate revenues was an improvement in farming revenues due to an increase in lease revenue from farming tenants.

The net loss for the six months ending June 30, 2004, including both continuing operations and discontinued operations, was $1,743,000 or $0.12 per share, diluted, compared to a net loss of $948,000 or $0.06 per share, diluted, for the same period of 2003. Operating activities from continuing operations for the first six months of 2003 resulted in a loss of $2,202,000 or $0.15 per share, diluted, compared to a net loss of $958,000 or $0.06 per share, diluted, for the same period of 2003. The increase in loss from continuing operations for the first six months of 2004 is due to the decline in revenues as described above and to an increase in both real estate expenses and corporate expenses. Real estate expenses increased $461,000 during 2004 due primarily to an increase in staffing costs of $276,000 and higher professional service fees of $212,000. Corporate expenses grew $621,000 during 2004 due primarily to $653,000 of increased compensation costs. The increase in both real estate and corporate compensation costs is largely due to the expensing of approximately $703,000 of cost related to the 2004 stock incentive plan. The Company’s 2004 stock incentive plan provides for the granting of restricted stock and performance shares based on the achievement of performance and milestone objectives. Costs related to this plan will continue forward for the next several years.

Total revenues for the second quarter of 2004, including interest income, were $2,585,000 compared to $2,846,000 for the second quarter of 2003. The decline in the second quarter of 2004 is due primarily to real estate revenue falling $487,000, which was partially offset by an increase in farming revenues. Real estate revenues when compared to 2003 declined due to lower leasing revenue in 2004 and to the fact that the 2003 period included a gain of $300,000 on the sale of land. The reduction in revenue was partially offset by an increase in oil and mineral royalties due to higher oil prices and production and higher cement production. Farming revenue increased due to higher farm lease revenues.

For the second quarter of 2004 the Company had a net loss, including both continuing operations and discontinued operations, of $476,000 or $0.03 per share, diluted, compared to a net loss of $414,000 or $0.03 per share, diluted, for the same period of 2003. The increase in the net loss from continuing operations is due to the reduction in revenues described above and to higher real estate and corporate expenses. The increase in both real estate and corporate expenses is driven by increased compensation costs that are related to the 2004 stock incentive plan, as described above.

We expect that during the remainder of 2004 and in future periods, our real estate division will continue to see an increase in costs primarily related to higher professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities. These types of real estate development activities and associated costs could continue for several years as we develop a modest percentage of our land holdings. The actual timing and completion of entitlement and development related activities is difficult to predict due to the uncertainties of the approval process and market factors. As a result of an earlier downturn in the market for distribution and manufacturing facilities which has been in evidence in our area since the beginning of 2003, the sale and leasing of land in the Tejon Industrial Complex has been slowed. Currently, a building held for lease within the Tejon Dermody Industrial LLC is vacant. At this time we do not believe that there is any impairment to the value of the building but there is a potential risk of impairment if the building is not leased within the next twelve to fifteen months. However, the continued growth and activity within the commercial/retail segment of the commercial real estate market has helped to offset the slowdown in industrial development.

We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market conditions and the timing of specific opportunities. Our goal is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Although it is early in the year to accurately predict production estimates for this year’s crop, preliminary estimates for almonds and pistachios indicate that crop production for 2004 will be larger than 2003. Typically in large production years prices decline, but due to strong ongoing demand for these products, prices at this time look stable and have slightly increased since January 2004. We continue to believe that, on a statewide basis, the long-term production trend will continue to increase for the crops we grow. This long-term trend in production could lead to a decline in the future in the prices we receive for our crops. This anticipated increase in production may be somewhat negated by older almond orchards being removed from production, and steady increases in global demand for almonds.

Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, we are unable to accurately predict revenue and we cannot pass on any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. The operations of the Company are seasonal and future results of operations cannot be predicted based on quarterly results. Future real estate sales and leasing activity are dependent on market circumstances and specific opportunities and therefore are difficult to predict from period to period.

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s 2003 Form 10-K, Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note D – Commitments and Contingencies – in the Notes to Unaudited Consolidated Financial Statements.

Results of Discontinued Operations

Discontinued operations consist of the operations of Pacific Almond, an almond processing plant, and three commercial buildings in Phoenix, Arizona that are being held for sale. During April 2004, we sold our interest in Pacific Almond to our partner in that joint venture pursuant to the buy/sell provisions in the joint venture agreement. Under the purchase agreement, we received $1,747,000 for our interest in the joint venture and the buyer assumed all responsibility for the assets and liabilities of the joint venture. The gain on sale of our interest in Pacific Almond is approximately $800,000 before tax and is included in income from discontinued operations.

During May 2004, the Company determined that it was an appropriate time to liquidate our investment in the three commercial buildings in Phoenix due to favorable market conditions and to redirect those funds into our core real estate development business. It is estimated that the buildings will be sold within the next twelve months.

Total revenues from discontinued operations for the first six months of 2004 were $1,656,000 compared to $1,326,000 for the same period of 2003. Revenue from discontinued operations during 2004 consists of $1,109,000 of revenue from Pacific Almond and $547,000 of revenue from the buildings in Phoenix. This compares to $718,000 of revenue from Pacific Almond and $608,000 in revenue from the buildings in Phoenix during the same period of 2003. The increase in revenue from Pacific Almond is due to the recognition of an $800,000 gain on the sale of our interest. This gain is partially offset by 2004 revenue including only three months of activity while 2003 includes a full six months of revenue. The difference in revenue generated from the buildings is that one of the buildings is currently vacant.

Discontinued operations for the first six months of 2004 provided net income of $459,000 or $0.03 per share, diluted, compared to net income of $10,000 or $0.00 per share, diluted, for the same period in 2003. The improvement from the prior year is primarily due to the recognition of the gain from the sale of our interest in Pacific Almond. This gain was partially offset by the loss from operations of Pacific Almond for the first three months of 2004.

Cash Flow and Liquidity

Due primarily to the completion of a private placement on May 6, 2004 of 1,234,187 shares of common stock at a price per share of $32.41, resulting in gross proceeds to the Company of approximately $40.0 million (the “Private Placement”), net proceeds of $37.3 million, and the receipt of proceeds from a local community facilities district, our cash, cash equivalents and short-term marketable securities totaled approximately $46,622,000 at June 30, 2004, an increase of $25,052,000 from the corresponding amount at the end of 2003. These improvements were partially offset by the net loss from operations, land development project costs, and payment of long-term debt.

The following table shows our cash flow activities for the six months ended June 30:

(in thousands)	2004	2003
Operating activities	$(2,044)	$(2,853)
Investing activities	(21,901)	(3,777)
Financing activities	27,400	1,890

During the first six months of 2004, the net cash used in operations was the result of the net loss for the first six months of 2004, a reduction in accounts payable, and an increase in deferred tax assets that were partially offset by the collection of farming accounts receivable.

Cash used in investing activities increased during the first six months of 2004 due to the investment of proceeds from the Private Placement. The increase in 2004 over 2003 was partially offset by a decline in development and infrastructure costs due to timing of costs and by the receipt in 2004 of proceeds from a local community facilities district as reimbursement of infrastructure development costs within the TIC-West development.

Cash provided by financing activities totaled $27,400,000 during the first six months of 2004, due to net proceeds of $37.3 million from a Private Placement. This increase was partially offset by the repayment of all outstanding debt on our long-term line of credit.

It is difficult to accurately predict cash flows due to the nature of our businesses and to fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations and by the timing of sales and leases of property within our development projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, this variability in the land development process can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At June 30, 2004, total capitalization was $116,190,000, consisting of $5,071,000 of debt ($4,568,000 included in discontinued operations) and $111,119,000 of equity and resulting in a debt-to-total-capitalization ratio of 4.4% which is significantly less than the debt-to-capitalization ratio at year-end 2003. The improvement in the ratio during the first six months of 2004 is due to a $40.0 million private equity placement and the repayment of long-term debt.

On May 6, 2004, we completed the Private Placement. We also granted the investors two options to purchase an aggregate of 448,794 shares of common stock in the form of additional investment rights. The first and second additional investment rights are exercisable, for 308,546 shares and 140,248 shares at purchase prices of $32.41 and $35.65 per share, respectively.

The first and second additional investment rights are exercisable until 90 and 180 days, respectively, after June 9, 2004 the date of effectiveness of our registration statement covering the resale of shares of the common stock purchased by the investors in the Private Placement and underlying the first and second additional investment rights. Please refer to the 8-K filed on May 7, 2004 for additional information.

Our debt primarily consists of a mortgages related to the ownership of commercial buildings that are being leased.

We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2004, had no outstanding balance. This credit facility bears an interest rate that floats with changes in the bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full on June 5, 2006. This note is secured by all of our farm acreage. The remaining long-term debt, less current portion of $22,000, is $5,049,000 at June 30, 2004. This remaining debt is being used to fund commercial buildings in Phoenix, Arizona, and a build-to-suit building being leased within the TIC-West development. The note obligation used to purchase the buildings in Phoenix is secured by mortgages on the buildings, has a balance of $4,568,000 and is payable in equal monthly installments through April 2009. This note obligation is currently being carried in discontinued operations on the balance sheet. The final note is for a loan that provides long-term financing for a building being leased to Starbucks. The current balance of this note is $503,000 with a maturity date of May 1, 2018.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$5,071,000	$4,590,000	$50,000	$57,000	$374,000
Cash contract commitments	$2,905,000	$2,905,000	$—	$—	$—

Total contractual obligations	$7,976,000	$7,495,000	$50,000	$57,000	$374,000

Our contractual cash commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments, and entitlement and planning costs related to our industrial and residential development projects. These commitments do not include any on-going operational costs such as utilities and maintenance contracts for equipment. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are primarily for office equipment and average approximately $2,000 per month for the next two years.

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

The standby letter of credit is related to the issuance of Community Facilities District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit was originally for a two-year period and will be renewed, if necessary, in 2005.

The guarantees consist of a $1,615,000 guarantee related to the debt of Petro Travel Plaza LLC, an unconsolidated limited liability company in which we are equity owners with Petro Stopping Centers, L.P. Total debt in the venture is approximately $12,761,000 and is related to the long-term financing of the facility. This guarantee will be reduced over the next two years as the principal balance on the loan is reduced through scheduled debt payments. The remaining $6,000,000 of guarantees relate to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture, formed to construct and market a 650,000-square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,000,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. This loan currently matures in January 2006. The Company believes it is unlikely that it will ever be required to make payments under these guarantees.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the issuance of common stock. As noted above, we have $46,622,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial or commodity market prices or rates. We are exposed to market risk in the areas of interest rates and commodity prices.

Financial Market Risks

The Company’s exposure to financial market risks includes changes to interest rates and credit risk related to marketable securities, interest rates related to its own outstanding indebtedness and trade receivables.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade of A or better from Moody’s or Standard and Poors. See Note C, Marketable Securities.

The Company is exposed to interest rate risk on its long-term working capital line of credit and the long-term debt currently outstanding. The line of credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed rate feature. Currently there are no outstanding balances on our line of credit. Our current debt ($5,071,000 on June 30, 2004) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At June 30, 2004

(Dollars in Thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at 06/30/04
Assets:
Marketable securities	$16,111	$3,938	$1,697	$3,677	$3,559	$3,410	$32,393	$32,327
Weighted average interest rate	1.81%	3.82%	2.88%	3.14%	3.34%	3.89%	3.46%	—%

Liabilities
Short-term debt	$81	$—	$—	$—	$—	$—	$81	$81
Weighted average interst rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%

Long-term debt	$11	$4,591	$25	$27	$29	$388	$5,071	$5,071
Weighted average interest rate	6.75%	7.60%	6.75%	6.75%	6.75%	6.75%	7.50%	7.50%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2003

(Dollars in Thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at 12/31/03
Assets:
Marketable securities	$2,933	$2,968	$1,473	$1,684	$2,038	$—	$11,096	$11,247
Weighted average interest rate	6.48%	4.39%	2.87%	2.78%	3.10%	—%	3.90%	—%

Liabilities
Short-term debt	$161	$—	$—	$—	$—	$—	$161	$161
Weighted average interst rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%

Long-term debt	$264	$271	$10,274	$275	$281	$5,026	$16,391	$16,391
Weighted average interest rate	7.82%	7.81%	2.86%	8.05%	8.04%	7.65%	3.02%	—%
Variable-to-fixed swap notional amount	$—	$—	$—	$—	$1,260	$—	$1,260	$1,195
Weighted average fixed-rate contract rate, swap agreement	—%	—%	—%	—%	6.91%	—%	6.91%	—%

In comparison to the prior year, our risk with regard to fluctuations in interest rates has decreased due to the reduction in the use of long-term lines of credit that fluctuate with the bank’s prime lending rate.

Commodity Price Exposure

At June 30, 2004 we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2004 crop production. The farming costs inventoried are related to the 2004 crop and are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at June 30, 2004, only $140,000 is at risk to changing prices. Of the amount at risk to changing prices, $127,000 is attributable to almonds and $13,000 to walnuts. The comparable amounts of accounts receivable at December 31, 2003 were $2,305,000 related to almonds, $408,000 related to pistachios, and $175,000 to walnuts.

The price estimated for recording accounts receivable at June 30, 2004 was $1.68 per pound for almonds. For every $.01 change in the price of almonds, our receivable for almonds increases or decreases by $800. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.00 to $1.80. The price estimated for recording accounts receivable for walnuts was $.42 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $300 and the range of final prices over the last three years was $.42 to $.60 per pound.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities and Exchange Commission under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no changes during the last fiscal quarter in our internal control over financial reporting that have materially affected nor are reasonably likely to materially affect our internal controls over financial reporting.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on May 11, 2003.

(b) The following directors were elected at the annual meeting:

Craig Cadwalader

George G. C. Parker

Robert A. Stine

In addition to the directors elected at the Annual Meeting, the following directors’ term of office continued after the meeting:

Dan T. Daniels	Kent G. Snyder
John L. Goolsby	Geoffrey L. Stack
Norman Metcalfe	Michael H. Winer
Robert C. Ruocco

(c) During the Annual Meeting, an election of directors was submitted to a vote of the security holders. Each of the persons named in the Proxy Statement as nominee for director was elected. Following are the voting results on each of the nominees for director:

Election of Directors	Votes For	Votes Withheld	Broker Non-Votes
Craig Cadwalader	13,398,981	73,745	1,082,496
George G. C. Parker	13,213,341	259,385	1,082,496
Robert A. Stine	13,449,690	23,036	1,082,496

(d) The approval of the Indemnification Agreement between the Company and each of its directors and officers was submitted to a vote of the security holders. Following are the voting results:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
13,312,300	129,892	30,534	1,082,496

(e) The approval of the Tejon Ranch Co. 2004 Incentive Bonus Program was submitted to a vote of the security holders. Following are the voting results:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
8,941,706	1,364,556	3,166,464	1,082,496

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits –

3.1	Restated Certificate of Incorporation *

3.2	Bylaws **

4.1	Form of First Additional Investment Right ***

4.2	Form of Second Additional Investment Right ****

10.1	For of Securities Purchase Agreement +

10.2	Form of Registration Rights Agreement ++

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

32.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports – on Form 8-K

Reports on Form 8-K filed during the last quarter of the period covered by this report:

1.	Completion of a private placement of shares of common stock and additional investment rights to purchase common shares.

The Company issued 1,234,187 Common Shares to the Buyers for a purchase price per share of $32.41, or aggregate gross proceeds of approximately $40.0 million. The Buyers also received First Additional Investment Rights to purchase 308,546 Common Shares at an exercise price of $32.41 per share and Second Additional Investment Rights to purchase 140,248 Common Shares at an exercise price of $35.65 per share. The First and Second Additional Investment Rights are exercisable until 90 days and 180 days, respectively, after the effectiveness of a registration statement to be filed by the Company covering the resale of shares of the common stock both sold at the closing and underlying the First and Second Additional Investment Rights.

*	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

**	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to the Company’s Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

***	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

****	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

+	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

++	This document, filed with the Securities Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 9, 2004	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief Financial Officer