Form 10-Q
period 2004-09-30
TEJON RANCH CO
filed 2004-11-09
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Total Shares of Common Stock issued and outstanding on November 9, 2004, were 16,215,410

TEJON RANCH CO.

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues
Real estate	$3,096	$2,280	$7,332	$7,249
Farming	4,004	1,318	4,237	1,334
Interest income	269	94	502	354

	7,369	3,692	12,071	8,937
Costs and Expenses:
Real estate	2,532	2,231	7,213	6,451
Farming	3,288	1,510	4,133	2,304
Corporate expense	1,570	865	4,066	2,740

	7,390	4,606	15,412	11,495

Operating loss before equity in earnings of unconsolidated joint ventures and minority interest	(21)	(914)	(3,341)	(2,558)
Equity in earnings of unconsolidated joint ventures	135	6	(215)	52

Operating income (loss) before income tax expense/(benefit)	114	(908)	(3,556)	(2,506)
Income tax expense/(benefit)	46	(362)	(1,422)	(1,002)

Income (loss) from operations	68	(546)	(2,134)	(1,504)
Income (loss) from discontinued operations, net of applicable income taxes	59	(114)	518	(104)

Net income/(loss)	$127	$(660)	$(1,616)	$(1,608)

Income (loss) from continuing operations per share, basic	$0.01	$(0.04)	$(0.14)	$(0.10)
Income (loss) from discontinued operations per share, basic	$0.00	$(0.01)	$0.03	$(0.01)

Net income (loss) per share, basic	$0.01	$(0.05)	$(0.11)	$(0.11)
Income (loss) from continuing operations per share, diluted	$0.01	$(0.04)	$(0.14)	$(0.10)
Income (loss) from discontinued operations per share, diluted	$0.00	$(0.01)	$0.03	$(0.01)

Net income (loss) per share, diluted	$0.01	$(0.05)	$(0.11)	$(0.11)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	September 30, 2004	December 31, 2003*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,097	$9,323
Marketable securities - available for sale	33,659	11,247
Accounts and notes receivable	4,358	4,123
Inventories	2,700	1,071
Prepaid expenses and other	1,546	1,619
Assets of discontinued operations	8,268	11,593

Total current assets	71,628	38,976
Property and equipment - net	58,510	57,857
Other assets	5,793	4,002

TOTAL ASSETS	$135,931	$100,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$837	$1,243
Other accrued liabilities	220	189
Current deferred income	1,254	1,643
Short-term borrowings	81	161
Current portion of long-term debt	23	22
Borrowings of discontinued operations	4,555	5,877
Current liabilities of discontinued operations	371	1,018

Total current liabilities	7,341	10,153
Long-term debt, less current portion	475	10,492
Minimum pension liability	1,398	1,398
Deferred income taxes	3,299	3,566
Other liabilities	583	583

Total Liabilities	13,096	26,192
Commitments and contingencies
Stockholders’ equity:
Common stock	8,079	7,278
Additional paid-in capital	84,715	35,077
Retained earnings	32,150	33,766
Deferred compensation	(596)	—
Accumulated other comprehensive loss	(1,513)	(1,478)

Total stockholders’ equity	122,835	74,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,931	$100,835

*	The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date and reclassified for comparison purposes.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,616)	$(1,608)
Items not affecting cash:
Depreciation and amortization	1,500	1,653
Equity in (earnings) losses of unconsolidated joint ventures - net	215	(52)
Deferred compensation - stock grants	1,497	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(3,410)	(1,296)
Current liabilities, net	(699)	(901)

NET CASH USED IN OPERATING ACTIVITIES	(2,513)	(2,204)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	27,382	6,802
Funds invested in marketable securities	(49,879)	(6,065)
Reimbursement proceeds from community facilities district	2,422	—
Property and equipment expenditures	(4,575)	(5,408)
Investment in unconsolidated joint ventures	(450)	—

NET CASH USED IN INVESTING ACTIVITIES	(25,100)	(4,671)
FINANCING ACTIVITIES
Payments of short-term borrowings	(80)	(81)
Proceeds from long-term debt	—	525
Payments of long-term debt	(10,016)	(7)
Proceeds from exercise of stock options	849	1,949
Contribution of stock	—	30
Net proceeds from private equity placement	47,278	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,031	2,416
NET CHANGE IN DISCONTINUED OPERATIONS	1,356	1,597
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,774	(2,862)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,323	12,935

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,097	$10,073

See Notes to Unaudited Consolidated Condensed Financial Statements.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2003	14,409,528	$7,206	$31,690	$—	$(1,995)	$36,693	$73,594

Net loss	—	—	—	—	—	(2,927)	(2,927)
Changes in unrealized losses on available-for-sale securities, net of taxes of $39	—	—	—	—	(60)	—	(60)
Defined benefit plan adjustments net of taxes of $321	—	—	—	—	481	—	481
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $62	—	—	—	—	(91)	—	(91)
Interest rate swap adjustment, net of taxes of $91	—	—	—	—	187	—	187

Comprehensive loss							(2,410)

Stock compensation	2,000	1	81	—	—	—	82
Exercise of stock options and related tax benefit of $524	141,894	70	3,277	—	—	—	3,347
Contribution of stock	1,000	1	29	—	—	—	30

Balance at December 31, 2003	14,554,422	7,278	35,077	—	(1,478)	33,766	74,643

Net loss	—	—	—	—	—	(1,616)	(1,616)
Changes in unrealized gains on available-for-sale securities, net of taxes of $33	—	—	—	—	(52)	—	(52)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $26	—	—	—	—	(37)	—	(37)
Interest rate swap adjustment, net of taxes of $11	—	—	—	—	54	—	54

Comprehensive loss	—	—	—	—	—	—	(1,651)
Net proceeds from private equity placement	1,542,733	771	46,507	—	—	—	47,278
Stock compensation	—	—	1,379	—	—	—	1,379
Exercise of stock options and related tax benefit of $219	38,781	20	1,048	—	—	—	1,068
Restricted stock issuance	19,674	10	704	(714)	—	—	—
Amortization of deferred compensation	—	—	—	118	—	—	118

Balance at September 30, 2004	16,155,610	$8,079	$84,715	$(596)	$(1,513)	$32,150	$122,835

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004

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

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options per Financial Accounting Standards Board (FASB) Statement No. 128.

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Weighted average number of shares outstanding:
Common stock	15,925,101	14,505,051	15,272,157	14,467,420
Commons stock equivalents - stock options	351,785	354,438	386,165	270,181

Diluted shares outstanding	16,276,886	14,859,489	15,658,322	14,737,601

For the nine months ended September 30, 2004 and the three months and nine months ended September 30, 2003 diluted net loss per share is based on the weighted-average number of shares of common stock outstanding because of the impact of common stock equivalents is antidilutive.

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

The following is a summary of available-for-sale securities at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
(in thousands)
U.S. Treasury and agency notes	$20,578	$20,615	$6,880	$6,988
Corporate notes and Commercial paper	13,015	13,044	4,216	4,259

	$33,593	$33,659	$11,096	$11,247

As of September 30, 2004, the adjustment to accumulated other comprehensive loss in the consolidated condensed statement of stockholders’ equity reflects the fact that there is an unrealized gain on marketable securities available for sale at September 30, 2004. The unrealized gain at September 30, 2004 when compared to the unrealized gain at December 31, 2003 results in a decrease in the amount of the cumulative adjustment to stockholders’ equity related to securities market value adjustments. The amount of the decrease in stockholder’s equity is $52,000, which is net of a tax charge of $33,000. As of September 30, 2004, the Company’s gross unrealized holding gains equal $222,000 and gross unrealized holding losses equal $156,000. On September 30, 2004, the weighted average maturity of U.S. Treasury and agency notes was 3.54 years and corporate notes and commercial paper was 3.0 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a governmental joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District (“CFD”), has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23.9 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of the CFD bonds can go toward reimbursing the Company for public infrastructure related to the Tejon Industrial Complex development. Thus far in 2004, $2,422,000 has been reimbursed. During 2003, the Company paid approximately $96,000 in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments due in the 2004-2005 tax year of approximately $200,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At September 30, 2004, the Company was guaranteeing 50% of a loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building for lease or sale. The amount of the loan is

$12,021,000, and the maturity date of this loan is January 2006. The Company believes it is unlikely that it will ever be required to make payments under this guarantee. Therefore, no liability related to the guarantee has been recorded as of September 30, 2004. During the third quarter of 2004, the debt related to Petro Travel Plaza LLC was renegotiated and the required guarantees of the members were eliminated.

The Company leases land to National Cement Company of California, Inc. (“National”) for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. National’s former subtenant, Systech Environmental Corporation, has performed studies and prepared a closure report for the California Department of Toxic Substances Control in order to achieve regulatory closure for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from the Company. Action by that agency is pending.

The California Regional Water Quality Control Board (“RWQCB”) for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1.)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation (“Lafarge”), the current tenant National and the Company to, among other things, investigate the source and extent of the contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils from the property that were the principal source of the contamination.

(2.)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3.)	Former industrial waste landfill. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the landfill. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains as an ongoing activity. Lafarge previously removed waste historically disposed of in the landfill and transported that waste off-site for disposal.

(4.)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains as an on-going activity. Some oil contamination located beneath plant buildings and equipment remains on the property.

To date, the Company is not aware of any failure by Lafarge or National to comply with the orders or other informal requests of the RWQCB. The Company has not been directed by the RWQCB to perform any remedial activities. Under the lease between National and the Company, National is obligated to indemnify the Company for costs and liabilities arising directly or indirectly out of its use of the leased premises. Lafarge has liability for all obligations under the indemnity provisions arising before the November 1987 assignment of the lease from Lafarge to National. The Company believes that all of the matters described above are included within the scope of the National and Lafarge indemnity obligations.

The Company believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. If they do not and the Company is required to perform the likely remedial work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenged the County’s certification of the environmental impact report (“EIR”) for Tejon Industrial Complex-East (“TIC-East”), the Company’s 1100-acre expansion of the industrial park at the south end of the San Joaquin Valley. The principal environmental issues raised in the suit involved the project’s likely effects on air quality and endangered species, the impact of converting farmland to developed land and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on Company land and elsewhere. The suit also challenged the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. Two subsidiaries of the Company are the real parties in interest. The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.

On October 24, 2003, the Kern County Superior Court issued a ruling in this case voiding the County’s certification of the EIR based on two grounds. First, the Court found that there was not sufficient evidence that the EIR adequately described the impacts that TIC-East would have on the air quality of the San Joaquin Valley air basin. The principal reason for this conclusion was that certain data and guidance provided by local air quality districts, which was cited, discussed and relied upon in the EIR, could not be used to support the County’s decision because it was not physically included in the administrative record. Second, two “species of concern” (i.e. species not listed under the state and federal endangered species acts but which are for other reasons required to be discussed in EIRs if they could be affected by a development) found on or near the project site were not specifically discussed in the EIR, due to an inadvertent oversight by the consulting biologists. The Court found that the EIR was adequate in all other aspects, and ruled in favor of the Company on separate claims asserted by plaintiffs under the laws governing planning and zoning in California. The Court retained jurisdiction over the case.

A supplemental environmental analysis has been prepared to address the air quality and biological issues described above. That supplemental environmental analysis is now being revised to incorporate comments from the County staff. In response to those comments, we are changing the uses allowed under the specific plan, which will serve to further reduce the air quality impacts addressed by the court. These changes to allowed uses are not expected to be material from a commercial perspective because they principally delete uses which are not considered to be commercially viable but which were generally permitted by the previous specific plan. The project approvals, including the changes described above, will be resubmitted to the Board of Supervisors for consideration and action in light of the additional information contained in the supplemental environmental analysis. Kern County is expected to act on the corrected EIR incorporating the supplemental environmental analysis and to act on the project approvals during the first part of 2005, after which the corrected EIR will be returned to the court for its review. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can develop the land.

For further discussion, refer to the Company’s 2003 Form 10-K, Part I, Item 3, - “Legal Proceedings.” There have been no significant changes since the filing of the 2003 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at September 30, 2004 is $1,869,000, which is included in other assets. The Company’s equity in the net loss of the unconsolidated joint ventures is $215,000 for the nine months ended September 30, 2004. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza in which the Company has a 60% ownership interest. This is a venture that owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The joint venture has not been consolidated because the Company does not control the investment. At September 30, 2004, the Company had an investment balance of $628,000.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.), which is pursuing entitlement and development of land that the Company owns in Los Angeles County. At September 30, 2004, the Company’s equity investment balance was $611,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Partners for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At September 30, 2004, the Company’s equity investment balance was $630,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the nine months ended September 30 is as follows (in thousands):

Condensed Combined Statement of Operations Information

	2004	2003
Net sales	$42,925	$35,337

Net loss	(629)	135
Partners’ share of net loss	(414)	83

Equity in net loss of unconsolidated joint ventures	$(215)	$52

Condensed Combined Balance Sheet Information

	2004	2003
Current assets	$7,348	$6,653
Property and equipment, net	44,650	42,548
Long-term debt	(24,631)	(25,233)
Other liabilities	(5,401)	(3,690)

Net assets	$21,966	$20,278

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

During May 2004, the Company decided to offer for sale the commercial buildings that it owns in Phoenix, Arizona. These assets are available for sale, and are therefore presented as discontinued operations in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The buildings are currently in escrow and the sale is expected to be completed prior to year-end. Management decided to offer these buildings for sale in order to provide additional capital for its core real estate development business.

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

Net assets of the discontinued operations at September 30, 2004 and December 31, 2003 (in thousands):

	September 2004	December 2003
Current assets
Almond processing plant	$—	$3,307
Commercial buildings	8,268	8,286

Total	8,268	11,593
Current liabilities
Almond processing plant	—	1,906
Commercial buildings	4,926	4,989

Total	4,926	6,895
Net assets
Almond processing plant	—	1,401
Commercial buildings	3,342	3,297

Total	$3,342	$4,698

Operating results of the discontinued operations for the nine month period ended September 30 were as follows (in thousands):

	2004	2003
Revenues
Almond processing plant (including gain on sale of $800)	$1,109	$878
Commercial buildings	804	889

Total	1,913	1,767

Expenses
Almond processing plant	465	1,364
Commercial buildings	317	416

Total	782	1,780

Interest Expense
Almond processing plant	76	70
Commercial buildings	267	275

Total	343	345

Income (loss) from discontinued operations before taxes
Almond processing plant	568	(556)
Commercial buildings	220	198

Total	788	(358)

Minority interest
Almond processing plant	75	183

Income tax provision (benefit)
Almond processing plant	257	(149)
Commercial buildings	88	78

Total	345	(71)

Income (loss) from discontinued operations, net of taxes
Almond processing plant	386	(224)
Commercial buildings	132	120

Total	518	(104)

NOTE G – INTEREST RATE RISK MANAGEMENT

At September 30, 2004, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) entered into an interest rate swap agreement with respect to $8.0 million of its long term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of September 30, 2004, the Company’s portion of the fair value of the interest rate swap was a loss of $216,000. Estimated fair value of the swap was determined by market price quotes as of September 30, 2004, received from the joint venture’s bank.

NOTE H –STOCK OPTION INFORMATION

The 1998 Stock Incentive Plan (the “1998 Plan”) provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through September 30, 2004, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 154,586 option shares have been exercised, leaving 974,706 granted options outstanding at September 30, 2004.

The Non-Employee Director Stock Incentive Plan (the “NDSI Plan”) is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The NDSI Plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. Since the adoption of the NDSI Plan through September 30, 2004, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 581 option shares have been exercised, leaving 82,937 granted options outstanding at September 30, 2004.

During the first nine months of 2004 and 2003, no compensation expense was recorded related to the granting of stock options. Pro forma information regarding net income (loss) and earnings (loss) per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options granted in 2003: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options have been granted in 2004.

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

Had compensation expense been determined based on fair value at the grant date for awards using the Black-Scholes option pricing model referred to above, consistent with the provisions of FASB Statement No. 123, the Company’s net earnings (loss) and net earnings (loss) per share in 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table as of September 30:

	2004	2003
Net loss reported	($1,616,000)	($1,608,000)

Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(882,000)	(935,000)

Pro forma net loss	($2,498,000)	($2,543,000)

Net loss per share:
Basic - as reported	$(0.11)	$(0.11)
Basic - pro forma	$(0.16)	$(0.18)
Diluted - as reported	$(0.11)	$(0.11)
Diluted - pro forma	$(0.16)	$(0.18)

A summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2004 and the year ended December 31, 2003 follows:

	2004		2003
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of period	1,096,424	$23.36	1,268,449	$22.94
Granted	—	$—	11,351	$27.90
Exercised	(38,781)	$21.68	(141,894)	$19.31
Forfeited/Cancelled	—	$—	(41,482)	$25.52

Outstanding end of period	1,057,643	$23.42	#1,096,424	23.36
Options exercisable end of period	554,899	$23.18	551,980	$23.22

The weighted-average fair value per share of options granted per the Black-Scholes model in 2003 was $9.51.

Exercise prices for options outstanding as of September 30, 2004 ranged from $16.00 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

NOTE I – STOCK COMPENSATION PLAN

During May 2004 the shareholders of the Company approved a stock incentive plan for designated employees and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance related objectives. Performance related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan the Company has granted potential stock awards in a range from zero shares if below threshold performance to 276,369 shares for threshold performance and a maximum of 483,320 shares for maximum performance to current employees in the plan. Theses shares are being expensed over the expected vesting period based on each performance criteria. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. Each year the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan through September 30, 2004 is $1,223,000.

Under the Board of Directors compensation plan each Director will receive a portion of their annual compensation in restricted stock and a portion in cash. Each Director does have the option of electing to receive the cash portion of their annual retainer in restricted stock. During 2004 12,104 shares of stock were granted with a one-year vesting period. Total expense related to stock compensation through September 30, 2004 is $274,000.

NOTE J – RETIREMENT PLAN

The Company has a defined benefit retirement plan that covers substantially all employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The Company expects to contribute approximately $320,000 to the plan during 2004.

Plan assets consist of equity, debt and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% in 2004 and 2003. The expected long-term rate of return on plan assets is 7.5% in 2004 and 2003. During 2003, no net periodic pension cost was recorded until the fourth quarter.

The total pension and retirement expense was as follows for the nine months ended September 30, 2004:

2004
Cost components:
Service cost-benefits earned during the period	$(138,000)
Interest cost on projected benefit obligation	(117,000)
Expected return on plan assets	150,000
Net amortization and deferral	(135,000)

Total net periodic pension (cost)	$(240,000)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” below and “Notes to Unaudited Condensed Consolidated Financial Statements” on the preceding pages of this report, management has made forward-looking statements regarding future developments, future revenue and income of our crops, future special taxes associated with our industrial complex, the adequacy of future cash flows to fund our operations, potential losses to the Company as a result of pending environmental proceedings, our risks with respect to a guarantee of indebtedness on a jointly owned industrial building, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement predicted or implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

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

As reflected in the accompanying interim financial statements, we have a net loss of $1,616,000 for the first nine months of 2004. When compared to the same period of 2003, a decline in real estate operating profits and an increase in corporate expenses was offset by improved operating profits in farming and income from discontinued operations.

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

Our critical accounting policies have not changed since the filing of our 2003 Form 10-K or second quarter 2004 Form 10-Q. Please refer to these filings for a description of our critical accounting policies.

New Accounting Pronouncements

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics. The Company did not enter into any arrangements with the characteristics of a variable interest entity during 2003, or during the first nine months of 2004. The Company completed its assessments of its existing joint ventures and concluded that its existing joint ventures are not variable interest entities and do not meet the consolidation requirements under FASB Interpretation No. 46.

On October 13, 2004, FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company therefore would be required to apply Statement 123R beginning July 1, 2005.

The Company currently follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and because the exercise price of stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. The impact to the Company of applying Statement 123R is shown above in Note H – Stock Option Information in the Notes to Unaudited Consolidated Condensed Financial Statements.

Results of Operations

Total revenues, including interest income, for the first nine months of 2004 were $12,071,000 compared to $8,937,000 for the same period of 2003. The improvement in revenue for the first nine months of 2004 is due primarily to an increase in farming revenue. Farming revenue increased $2,903,000 during 2004 when compared to the same period in 2003 due to the timing of recognition of 2004 pistachio and grape revenues. The harvest and delivery of these crops was completed during the third quarter of 2004 and delivered to the buyers. This timing difference resulted in approximately $3,100,000 of additional revenue during the period ending September 30, 2004. In addition to the timing difference, 2004 grape and pistachio prices have increased when compared to the prior year and pistachio production has also increased when compared to 2003 production numbers. Partially offsetting this increase was a decline in almond revenue due to the timing of completion of the 2004 almond harvest. Real estate revenue for 2004 increased slightly when compared to the same period in 2003 due primarily to the growth of oil and mineral royalty revenue and to a slight improvement in lease revenues. Oil and mineral royalty revenues improved due to an increase in oil and cement production as well as increases in prices for these commodities. Partially offsetting these real estate revenue improvements were gains from the sale of land in 2003 totaling approximately $438,000. Interest income has also increased during 2004 due to an increase in investments.

The net loss for the nine months ending September 30, 2004, including both continuing operations and discontinued operations, was $1,616,000 or $0.11 per share, diluted, compared to a net loss of $1,608,000 or $0.11 per share, diluted, for the same period of 2003. Operating activities from continuing operations for the first nine months of 2004 resulted in a loss of $2,134,000 or $0.14 per share, diluted, compared to a net loss of $1,504,000 or $0.10 per share for the same period during 2003. The increase in loss from continuing operations for the first nine months of 2004 is due to an increase in costs more than offsetting the growth in revenues described above. Real estate expenses increased $762,000 during 2004 due to an increase in staffing costs of $419,000, higher professional service fees of $140,000, a reduction of $122,000 in the amount of indirect costs being capitalized to real estate projects and an increase in insurance costs of

$70,000. Farming expenses increased $1,829,000 due primarily to the recognition of cultural and harvest costs related to the timing of pistachio and grape harvests in 2004 compared to 2003. Corporate expenses grew $1,326,000 during 2004 due to increased compensation costs of $1,122,000 and increased director fees of $241,000. The capitalization of costs to real estate projects declined when compared to 2003 due to a reduction in staff working directly on our real estate projects. The increase in real estate and corporate compensation costs and director fees is largely due to the expensing of approximately $1,497,000 of costs related to the 2004 stock incentive plan. The Company’s 2004 stock incentive plan provides for the granting of restricted stock and performance shares based on the achievement of performance and milestone objectives. Costs related to this plan will continue forward for the next several years.

Total revenues for the third quarter of 2004, including interest income, were $7,369,000 compared to $3,692,000 for the third quarter of 2003. The improvement in revenue during the third quarter of 2004 is due to farming revenue increasing $2,686,000 and real estate revenue increasing $816,000 when compared to the third quarter of 2003. The improvement in farming revenue is due to the timing of the 2004 pistachio and grape harvests. This timing difference resulted in approximately $3,100,000 of increased revenue during the quarter. This improvement was partially offset by a reduction in almond revenue due to the timing of harvest. Real estate revenue increased due to higher oil and mineral royalty revenue and to an improvement in leasing revenue. Leasing revenue improved during the quarter when compared to 2003 due to additional revenue from the power plant lease.

For the third quarter of 2004 the Company had a net income, including both continuing operations and discontinued operations, of $127,000 or $0.01 per share, diluted, compared to a net loss of $660,000 or $0.05 per share, diluted, for the same period of 2003. The improvement in income from continuing operations is due to the increase in revenues described above and to a growth in earnings from unconsolidated joint ventures. The improvement in earnings of joint ventures is largely due to the continuing growth of revenues within the Petro Travel Plaza LLC. These improvements were partially offset by increases in expenses. Farming expense increased $1,778,000 due primarily to the recognition of cultural and harvest costs associated with the completion of the pistachio and grape harvests. Real estate costs increased $301,000 due to higher compensation costs and professional service fees. Corporate expense grew $705,000 when compared to the same period of 2003 due to higher compensation costs, director fees, and professional service fees. The increase in compensation costs and director fees is due primarily to the 2004 stock incentive plan, as described above.

We expect that during the remainder of 2004 and in future periods, our real estate division will continue to see an increase in costs primarily related to higher professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities. These types of real estate development activities and associated costs could continue for several years as we develop a modest percentage of our land holdings. The actual timing and completion of entitlement and development related activities is difficult to predict due to the uncertainties of the approval process and market factors. As a result of an earlier downturn in the market for distribution and manufacturing facilities, which has been in evidence in our area since the beginning of 2003, the sale and leasing of land in the Tejon Industrial Complex has been slowed. Currently, a building held for lease within the Tejon Dermody Industrial LLC is vacant. At this time we do not believe that there is any impairment to the value of the building, but there is a potential risk of impairment if the building is not leased within the next twelve months. However, the continued growth and activity within the commercial/retail segment of the commercial real estate market has helped to offset the slowdown in industrial development.

We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market conditions and the timing of specific opportunities. Our goal is to increase land value and create future revenue growth through planning and development of commercial, industrial, resort and residential programs.

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Our grape production thus far in 2004 is comparable to the prior year’s production but prices have improved significantly when compared to the prior year. Pistachio production within the state, including our pistachio crop, increased dramatically over the prior year. The increase is due to pistachios being an alternate bearing crop and 2004 being the “on” production year. Normally, a large crop impacts prices, but this year, due to strong demand and to very low industry inventory levels, the price for pistachios has increased slightly when compared to the prior year. Our almond harvest was completed in late October 2004 and appears larger than last year’s crop. On an industry wide basis the almond crop for 2004 also appears to be larger than in 2003. As with pistachios, large almond crops can typically depress the price the grower receives for their crop, but almond prices have been increasing thus far in 2004 due to strong demand and low inventory levels within the industry. We continue to believe that, on a statewide basis, the long-term production trend will continue to increase for the crops we grow, which could lead to a decline in the future in the prices we receive for our crops. However, this anticipated increase in production may be somewhat negated by older almond orchards being removed from production, and steady increases in global demand for almonds.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s 2003 Form 10-K, Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note D – Commitments and Contingencies – in the Notes to Unaudited Consolidated Condensed Financial Statements.

Results of Discontinued Operations

Discontinued operations consist of the operations of Pacific Almond, an almond processing plant, and three commercial buildings in Phoenix, Arizona that are being held for sale. During April 2004, we sold our interest in Pacific Almond to our partner in that joint venture pursuant to the buy/sell provisions in the joint venture agreement. Under the purchase agreement, we received $1,747,000 for our interest in the joint venture and the buyer assumed all responsibility for the assets and liabilities of the joint venture. The gain on the sale of our interest in Pacific Almond is approximately $800,000 before tax and is included in income from discontinued operations.

During May 2004, the Company determined that it was an appropriate time to liquidate our investment in the three commercial buildings in Phoenix due to favorable market conditions and to redirect those funds into our core real estate development business. It is estimated that the buildings will be sold by the end of the year.

Total revenues from discontinued operations for the first nine months of 2004 were $1,913,000, compared to $1,767,000 for the same period of 2003. Revenue from discontinued operations during 2004 consists of $1,109,000 of revenue from Pacific Almond and $804,000 of revenue from the buildings in Phoenix. This compares to $878,000 of revenue from Pacific Almond and $889,000 in revenue from the buildings in Phoenix during the same period of 2003. The increase in revenue from Pacific Almond is due to the recognition of an $800,000 gain on the sale of our interest. This gain is partially offset by 2004 revenue including only three months of activity while 2003 includes a full nine months of revenue. The reason for the difference in revenue generated from the buildings is that one of the buildings is currently vacant.

Discontinued operations for the first nine months of 2004 provided net income of $518,000 or $0.03 per share, diluted, compared to a loss of $104,000, or $0.01 per share, diluted, for the same period in 2003. The improvement from the prior year is primarily due to the recognition of the gain from the sale of our interest in Pacific Almond. This gain was partially offset by the loss from operations of Pacific Almond for the first three months of 2004.

Cash Flow and Liquidity

Cash and marketable securities increased during the year due primarily to the completion of a private placement (the “Private Placement”) on May 6, 2004 of 1,234,187 shares of common stock at a price per share of $32.41 and a subsequent exercise on September 3, 2004 of options in the form of additional investment rights to purchase 308,546 additional shares of common stock at a price of $32.41, resulting in gross proceeds to the Company of approximately $50.0 million and net proceeds of $47.3 million. In addition to the Private Placement funds, we received $2,422,000 in proceeds from a local Community Facilities District. Our cash, cash equivalents and short-term marketable securities totaled approximately $54,756,000 at September 30, 2004, an increase of $34,186,000 from the corresponding amount at the end of 2003.

The following table shows our cash flow activities for the nine months ended September 30:

(in thousands)	2004	2003
Operating activities	$(2,513)	$(2,204)
Investing activities	(25,100)	(4,671)
Financing activities	38,031	2,416

During the first nine months of 2004, the net cash used in operations was the result of the net loss for the first nine months of 2004, a reduction in accounts payable, and an increase in account receivables and deferred tax assets.

Cash used in investing activities increased during the first nine months of 2004 due to the investment of proceeds from the Private Placement. The increase in 2004 over 2003 was partially offset by a decline in development and infrastructure costs due to the timing of costs and by the receipt in 2004 of proceeds from a local Community Facilities District as reimbursement of infrastructure development costs within the TIC-West development.

Cash provided by financing activities totaled $38,031,000 during the first nine months of 2004. This increase over the prior year due to net proceeds of $47.3 million from Private Placement. A portion of the proceeds from the Private Placement were used to fund the repayment of all outstanding debt on our long-term line of credit.

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

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At September 30, 2004, total capitalization was $127,888,000, consisting of $5,053,000 of debt ($4,555,000 included in discontinued operations) and $122,835,000 of equity, resulting in a debt-to-total-capitalization ratio of 4.0%, which is significantly less than the debt-to-capitalization ratio at year-end 2003. The improvement in the ratio during the first nine months of 2004 is due to the Private Placement and the repayment of long-term debt.

On May 6, 2004, we completed the Private Placement. We also granted the investors two options to purchase an aggregate of 448,794 shares of common stock in the form of additional investment rights. The first additional investment rights were exercised on September 3, 2004 in exchange for 308,546 shares of common stock at a purchase price $32.41. The second additional investment rights representing 140,248 shares of common stock are exercisable at a purchase price of $35.65.

The second additional investment rights are exercisable until 180 days after June 9, 2004 the effective date of our registration statement covering the resale of shares of the common stock purchased by the investors in the Private Placement and underlying the first and second additional investment rights. Please refer to the 8-K filed on May 7, 2004 for additional information.

Our debt primarily consists of mortgages related to the ownership of commercial buildings that are being leased.

We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2004, had no outstanding balance. This credit facility bears an interest rate that floats with changes in the bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full on June 5, 2006. This note is secured by all of our farm acreage. The remaining long-term debt, less current portion of $23,000, is $5,030,000 at September 30, 2004. This remaining debt is being used to fund commercial buildings in Phoenix, Arizona and a build-to-suit building currently being leased within the TIC-West development. The note obligation used to purchase the buildings in Phoenix is secured by mortgages on the buildings, has a balance of $4,555,000 and is payable in equal monthly installments through April 2009. This note obligation is currently being carried in discontinued operations on the balance sheet. The final note is for a loan that provides long-term financing for a building being leased to Starbucks. The current balance of this note is $498,000 with a maturity date of May 1, 2018.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$5,053,000	$4,578,000	$51,000	$58,000	$366,000
Cash contract commitments	$2,755,000	$2,755,000	$—	$—	$—

Total contractual obligations	$7,808,000	$7,333,000	$51,000	$58,000	$366,000

Our contractual cash commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement and planning costs related to our industrial and residential development projects. These commitments do not include any on-going operational costs such as utilities and maintenance contracts for equipment. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are primarily for office equipment and average approximately $2,000 per month for the next two years.

Off-Balance Sheet Arrangements

The following table shows potential contingent obligations with respect to an unconsolidated entity in which we have an interest and certain bonds issued by a local governmental entity:

		Amount of Commitment Expiration Per Period
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584,000	$—	$4,584,000	$—	$—
Guarantee	$6,000,000	$—	$6,000,000	$—	$—

Total other commerical commitments	$10,584,000	$—	$10,584,000	$—	$—

The standby letter of credit is related to the issuance of Community Facilities District bonds by the Tejon Ranch Public Facilities Financing Authority, a governmental joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is a requirement within the debt policies of the joint-powers authority since we are the developer of land within the district. The letter of credit is an additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. We do not believe that the letter of credit will ever be drawn upon because of the strength of the tax payers within the district, such as IKEA. This letter of credit was originally for a two-year period and will be renewed, if necessary, in 2005.

The $6,000,000 guarantee relates to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture, formed to construct and market a 651,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,021,000, which was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. This loan currently matures in January 2006. The Company believes it is unlikely that it will ever be required to make payments under this guarantee.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the issuance of common stock. As noted above, we have $54,756,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade of A or better from Moody’s or Standard and Poors. See Note C, Marketable Securities—in the Notes to Unaudited Consolidated Condensed Financial Statements above.

The Company is exposed to interest rate risk on its long-term working capital line of credit and the long-term debt currently outstanding. The line of credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. Currently there are no outstanding balances on our line of credit. Our current debt ($5,053,000 on September 30, 2004) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market.

Market risk related to our inventories ultimately depends on the value of the almonds, grapes, pistachios, and walnuts at the time of payment or sale. Credit risk related to our receivables depends on the financial condition of our customers. Based on historical experience with current customers and periodic credit evaluations of our customers’ financial condition, we believe our credit risk is minimal. Market risk is discussed below in the section pertaining to commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At September 30, 2004

(Dollars in Thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at 09/30/04
Assets:
Marketable securities	$294	$3,923	$2,199	$12,289	$5,058	$9,830	$33,593	$33,659
Weighted average interest rate	6.38%	3.82%	2.91%	3.25%	3.28%	3.51%	3.52%	—%

Liabilities
Short-term debt	$81	$—	$—	$—	$—	$—	$81	$81
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%

Long-term debt	$6	$4,578	$25	$27	$29	$388	$5,053	$5,053
Weighted average interest rate	6.75%	7.64%	6.75%	6.75%	6.75%	6.75%	7.55%	7.55%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2003

(Dollars in Thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at 12/31/03
Assets:
Marketable securities	$2,933	$2,968	$1,473	$1,684	$2,038	$—	$11,096	$11,247
Weighted average interest rate	6.48%	4.39%	2.87%	2.78%	3.10%	—%	3.90%	—%

Liabilities
Short-term debt	$161	$—	$—	$—	$—	$—	$161	$161
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%

Long-term debt	$264	$271	$10,274	$275	$281	$5,026	$16,391	$16,391
Weighted average interest rate	7.82%	7.81%	2.86%	8.05%	8.04%	7.65%	3.02%	-%
Variable-to-fixed swap notional amount	$—	$—	$—	$—	$1,260	$—	$1,260	$1,195
Weighted average fixed-rate contract rate, swap agreement	—%	—%	—%	—%	6.91%	—%	6.91%	—%

In comparison to the prior year, our risk with regard to fluctuations in interest rates has decreased related to the use of debt due to the reduction in the use of long-term lines of credit that fluctuate with the bank’s prime lending rate, but has increased in regards to our marketable securities due to the increase in outstanding balances.

Commodity Price Exposure

At September 30, 2004 we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. These inventories consist of farming and processing costs related to 2004 crop production. The farming costs inventoried are related to the 2004 crop and are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at September 30, 2004, only $2,735,000 is at risk to changing prices. Of the amount at risk to changing prices, the entire $2,735,000 is attributable to pistachios. The comparable amounts of accounts receivable at December 31, 2003 were $2,305,000 related to almonds, $408,000 related to pistachios, and $175,000 to walnuts.

The price estimated for recording accounts receivable at September 30, 2004 was $1.36 per pound for pistachios. For every $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $20,100. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years the final prices have ranged from $1.05 to $1.36 per pound.

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

We are completing a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. As we complete the testing phase of our project, we expect to validate our control processes, identify any control deficiencies, and assess whether any deficiencies rise to the level of significant deficiencies or material weaknesses. If any significant deficiencies are identified they will be investigated and, where appropriate we will remediate them. To ensure that we address these issues thoroughly, effectively, and in a timely fashion, we have supplemented our internal project team with the services of several outside specialists. Although we have made this project a top priority for the Company, there can be no assurances that any control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports filed on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation*

3.2	Bylaws**

4.1	Form of First Additional Investment Right***

4.2	Form of Second Additional Investment Right****

10.1	For of Securities Purchase Agreement+

10.2	Form of Registration Rights Agreement++

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

32.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports – on Form 8-K

Reports on Form 8-K filed during the last quarter of the period covered by this report:

Press release announcing results of operations for period ending June 30, 2004. Date of report was August 9, 2004.

Press release announcing the exercise of First Additional Investment Rights resulting in the company issuing 308,546 shares of common stock for aggregate gross proceeds of approximately $10.0 million. Date of report has September 7, 2004.

8-K reporting the establishment of a 10 b5-1 trading plan by Robert A. Stine and reporting status of litigation involving Tejon Industrial Complex-East. Date of report was September 22, 2004.

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

TEJON RANCH CO.
(The Company)

November 9, 2004	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief Financial Officer