Form 10-K
period 2004-12-31
TEJON RANCH CO
filed 2005-03-16
CIK 96869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of Registrant’s Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of Registrant on March 9, 2005 was $442,938,031 based on the closing price on that date on the New York Stock Exchange.

The number of the Company’s outstanding shares of Common Stock on March 9, 2005 was 16,440,501 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2005 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

Total Pages -	132
Exhibit Index -	47

PART I

ITEM 1. BUSINESS

Throughout Item 1 - “Business,” Item 2 - “Properties,” Item 3 - “Legal Proceedings,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk,” we have made forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and industrial building, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements. See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Inflation, Risks, and Related Factors Affecting Forward-Looking Information.”

We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and create value for our shareholders. Current operations consist of land planning and entitlement, land development, commercial sales and leasing, leasing of land for mineral royalties, grazing leases, income portfolio management, and farming. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.

Over the past few years, we have been implementing a strategy that has led to our transformation from an agricultural operations based company to a real estate development company. In order to implement our strategy, we began to pursue joint venture agreements for the development of portions of our land, began conceptual land planning and land entitlement projects, and undertook a program of divesting non-strategic assets.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

(Amounts in thousands of dollars)

	2004	2003	2002
Revenues
Real estate - commercial/industrial	$10,192	$9,355	$10,295	(3)
Farming	10,720	5,893	7,347

Segment revenues	20,912	15,248	17,642
Interest income	1,026	366	795
Other income	32	37	98

Total revenues	$21,970	$15,651	$18,535

Segment Profits (Losses) and Net Income (Loss)
Real estate - commercial/industrial	$2,027	$2,317	$3,549	(3)
Real estate - resort/residential	(1,987)	(2,165)	(1,384)
Farming	3,772	(1,333)	463

Segment profits (losses) (1)	3,812	(1,181)	2,628

Interest income	1,026	366	795
Other income	32	37	98
Corporate expenses	(6,623)	(4,032)	(3,824)

Operating income (loss) from continuing operations before equity in earnings of unconsolidated joint ventures	(1,753)	(4,810)	(303)
Equity in earnings (losses) of unconsolidated joint ventures	7	(348)	531

Operating income (loss) from continuing operations before income taxes	(1,746)	(5,158)	228
Operating income (loss) from continuing operations after income taxes	(962)	(3,169)	143
Income (loss) from discontinued operations, net of applicable income taxes	1,351	242	100

Net income (loss)	$389	$(2,927)	$243	(3)

Identifiable Assets by Segment (2)
Real estate - commercial/industrial	$22,030	$21,233	$19,847
Real estate - resort/residential	26,177	22,922	18,899
Farming	17,980	14,345	14,089
Corporate	72,017	39,786	47,961

Total assets	$138,204	$98,286	$100,796

(1)	Segment profits (losses) are revenues from continuing operations less operating expenses, excluding interest income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(2)	Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, buildings and improvements, and the net assets of discontinued operations.
(3)	Includes receipt of a one-time payment of $1,375,000 ($825,000 net of tax or $.06 per share) from the sale of an easement.

Real Estate Operations

Our real estate operations consist of four principal activities: land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management. Our 270,000-acre land holding offers significant real estate development opportunities. Our land is characterized by diverse topography and scenic vistas and is conveniently served by three inter-regional highways. Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 65,000 vehicles a day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, the Centennial master planned community on our land in Los Angeles County, as well as laying the necessary groundwork (constraints and feasibility analysis, and entitlement work) for moving forward with a potential residential and resort project called Tejon Mountain Village, or TMV.

Our real estate activities within our commercial/industrial segment include: entitlement, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings and unleased buildings to be included in our income portfolio; and the sale of land to third parties for their own development. Our real estate operations within our resort/residential segment at this time include land entitlement and land planning activities.

During 2003 and 2004, commercial/industrial activity was principally focused on the 351-acre Tejon Industrial Complex-West at the Interstate 5/Laval Road Interchange. The activity was primarily related to infrastructure construction and marketing of commercial sites. There were no new leases during 2004. During 2003, two new retail operations opened within Tejon Industrial Complex-West: a Mobil gas station and convenience store, and a Panda Express restaurant. In 2003, IKEA, an international home furnishings retailer that purchased 80 acres of land within Tejon Industrial Complex-West in 2000, completed an expansion of its current facilities. The expanded IKEA facilities total 1.8 million square feet of building.

We were also very involved during 2004 in securing development rights for Tejon Industrial Complex-East, an 1,109-acre commercial/industrial development adjacent to Interstate 5 and across the freeway from Tejon Industrial Complex-West. During January 2003, we received approval for the project from the Kern County Board of Supervisors. Development has not begun on this project due to a lawsuit that has been filed by groups opposing the approval of our project. See Item 3, “Legal Proceedings,” for a further discussion of this subject.

Developers and end users continue to express interest in developing industrial, warehouse, and distribution facilities within our commercial/industrial developments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for an overview of operations and trends within the industry.

Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to a full-service truck stop facility, a truck wash, four auto service stations with convenience stores, four fast-food operations, two full-service restaurants, two motels, two antique shops, and a United States Postal Service facility. We are also involved in a joint venture that owns and operates a 51-acre travel and truck stop facility, called Petro Travel Plaza. Petro Travel

Plaza also operates two separate gas stations with convenience stores within Tejon Industrial Complex-West. In addition, several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes are also leased. We also lease 31 acres to Calpine for an electric power plant and own and lease one office building in Rancho Santa Fe, California. During 2004, we sold three buildings in Phoenix, Arizona. Please refer to Management’s Discussion and Analysis of Financial Conditions and Results of Operation for additional information regarding sale of buildings.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities.

As of December 31, 2004, approximately 8,450 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 362,700 barrels of oil and 67,350 MCF of dry gas during 2004. Our share of production, based upon prevailing average royalty rates during the last three years, has been 132, 102, and 107 barrels of oil per day for 2004, 2003, and 2002, respectively. Approximately 200 producing oil wells were located on the leased land as of December 31, 2004.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,000 acres under lease to National Cement Company of California, Inc., National, for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process; see Item 3, “Legal Proceedings.”

Our resort/residential segment activities include conceptual design planning and entitlement activities related to our lands. During 2004, the Centennial development, a large master-planned community development encompassing 11,700 acres of our land, began the environmental review process within the Los Angeles County Planning Department. The environmental review process itself could take some time to complete and we are estimating that it could take several years to ultimately receive the required regulatory approvals and to survive court challenges to begin development of this project. Upon completion of the Centennial development it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when completed, would create a substantial number of jobs.

In addition to the Centennial community project, we are engaged in the constraints and feasibility and environmental analysis and plan development for the TMV community. TMV is envisioned as an exclusive, very low density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, educational and cultural programs, themed retail shopping, concierge services, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market.

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

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,242; almonds—1,687; pistachios—985; and walnuts—295. We also grow wheat on approximately 600 acres and alfalfa on 750 acres.

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

In 2004, our almonds were sold to various commercial buyers, with one of the buyers receiving approximately 40% of the crop. We do not believe we would be adversely affected by the loss of our largest buyer because of the size of the almond market, the large number of other buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer.

In 2004, the majority of our pistachios were sold to one customer and our walnuts were sold to two customers, each purchasing approximately 50% of the crop. We believe that the loss of any of these customers would not adversely impact us because, like almonds, there are a number of potential purchasers of pistachios and walnuts and prices do not change based on the identity of the buyer. During 2004, the majority of harvested wine grapes were sold to two wineries. The imbalance between the supply and demand of wine grapes over the last few years has decreased and, as a result prices for our grapes have begun to increase.

Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices.

Our water entitlement for 2004 available from the State Water Project was adequate for our farming needs. The State Department of Water Resources has announced its 2005 water supply at 60% of full entitlement. Other water supplies that the local water district will be able to make available to its farmers, combined with this level of state entitlement, are expected to provide a level of water supply that will cover all of our farming needs. If in any year the local water district cannot meet all of our agricultural demands, we will rely on ground water sources, water transfers from the Tejon-Castac Water District and water banking arrangements into which we have entered. Water from these sources may be more expensive because of pumping costs and transfer costs, but can be expected to make up for shortfalls of the kind we have experienced in the past.

See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, “Properties.”

Customers

In 2004, Hughson Nut, a purchaser of almonds, accounted for approximately 13% of revenues from continuing operations and Pistachio Growers Incorporated, a purchaser of pistachios, accounted for approximately 10% of revenues from continuing operations. In 2003, no single customer accounted for more than 10% of revenues from continuing operations. During 2002, Pistachio Growers Incorporated accounted for approximately 11% of revenues from continuing operations.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2004, we had 104 full-time employees. None of our employees is covered by a collective bargaining agreement.

Reports

We make available free of charge through an Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish to the Securities Exchange Commission. We also make available on our website our corporate governance guidelines, charters of our key Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request.

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of March 11, 2005, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the board of directors.

Name	Office	Held Since	Age
Robert A. Stine	President and Chief	1996	58
	Executive Officer, Director

Dennis J. Atkinson	Vice President, Agriculture	1998	54

Joseph E. Drew	Senior Vice President, Real Estate	2001	62

Allen E. Lyda	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	1990	47

Dennis F. Mullins	Vice President, General Counsel and Secretary	1993	52

Jeffrey H. Warren	Vice President, Property Management and Ranch Operations	2000	52

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

Approximately 247,000 acres of our land are located in Kern County, California. The Kern County General Plan for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the County General Plan is intended to provide general guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. In addition to conforming to or amending of the General Plan, much of our land will require specific zoning and site plan approvals prior to actual development.

The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. We are currently pursuing entitlements for a master-planned community on 11,700 acres of this land. See Item 1, “Business—Real Estate Operations.”

Portions of our land consist of mountainous terrain and much of the land is not presently served by developed roads or by utility or water lines. Any significant development of the land would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner that accommodates a number of environmental concerns, including endangered species and wetlands issues, that may limit development of portions of the land or result in substantial delays in getting governmental approval. Rural/agricultural estate development of much of our mountain land could be accomplished without many or any of such approvals, constraints, and/or investments, but we have not to date pursued this avenue of development.

Water Rights

Existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, or Wheeler Ridge Water District, provide for water entitlements and deliveries from the California State Water Project to our agricultural operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, which is adequate for our present farming operations.

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

During 2004, project allocations were only 65%, but the Wheeler Ridge Water District was able to supply us with 100% of our farming demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the higher-priced State Water Project water. Both the Wheeler Ridge Water District and Tejon-Castac are able to bank (percolate into underground aquifers) some of their excess supplies for future use. The Wheeler Ridge Water District expects to be able to deliver our entire contract water entitlement in any year that the State Water Project deliveries exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if State Water Project deliveries are less than 30% of our entitlement in any year, or if less severe shortages continue for a sustained period of several years, then the Wheeler Ridge Water District may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfers from the Tejon-Castac Water District and water banking assets to supply the shortfalls to our farming operations. Water from these sources may be more expensive because of pumping costs and/or transfer costs. Also, as we develop our real estate for residential, commercial and industrial uses, there will be less water available for agriculture from the Tejon-Castac Water District. A 60% allocation has been made by the State Water Project for 2005. With this allocation, along with the Wheeler Ridge Water District’s additional supplies, we believe that we will have adequate water supplies for farming in 2005.

The water contracts with the Wheeler Ridge Water District and with Tejon-Castac require annual payments related to the fixed costs of the California State Water Project and each district, whether or not water is used or available. The Wheeler Ridge Water District contracts also establish a lien on benefited land.

The water agency serving the Los Angeles County portion of our land, the Antelope Valley-East Kern Water Agency, has significant surplus entitlement and, although no assurance has been given, it has indicated that it would be able to provide a significant portion of the water needed for Centennial.

Portions of our property also have available groundwater. That source would be sufficient to supply significant commercial development in the Interstate 5 corridor and provide a significant portion of the water needed for development at Centennial and Tejon Mountain Village. Ground water in the Antelope Valley Basin has recently become the subject of litigation. Please refer to Item 3 – Legal Proceedings.

Historic State Water Project restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995, and the parties to a lawsuit challenging such removal have agreed to a settlement which would allow such removal to continue while the environmental impacts are studied. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of Tejon-Castac’s 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on Tejon-Castac’s ability to deliver the remaining water to residential or commercial/industrial developments. However, for political and regulatory reasons, it is unlikely that we would be able to direct any of our Wheeler Ridge Water District agricultural entitlement to municipal or industrial uses.

ITEM 3. LEGAL PROCEEDINGS

We lease land to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. National’s former subtenant, Systech Environmental Corporation, is performing studies for the California Department of Toxic Substances Control in order to achieve regulatory closure for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from the Company.

The California Regional Water Quality Control Board or RWQCB for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation (“Lafarge”), the current tenant National, and the Company to, among other things, investigate the source and extent of the contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils from the property that were the principal source of the contamination.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the landfills. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains as an ongoing activity. Lafarge previously removed waste historically disposed of in the landfills and transported that waste off-site for disposal.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains as an on-going activity. Some oil contamination located beneath plant buildings and equipment remains on the property.

To date, the Company is not aware of any failure by Lafarge or National to comply with the orders or informal requests of the RWQCB. The Company has not been directed by the RWQCB to perform any remedial activities. Under the lease between National and the Company, National is obligated to indemnify the Company for costs and liabilities arising directly or indirectly out of its use of the leased premises. Lafarge has liability for all obligations under the indemnity provisions arising before the November 1987 assignment of the lease from Lafarge to National. The Company believes that all of the matters described above are included within the scope of the National or Lafarge indemnity obligations.

The Company believes that Lafarge and National have sufficient resources to perform any reasonably possible or reasonably likely obligations relating to these matters. If they do not and the Company is required to perform the likely remedial work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenged the County’s certification of the environmental impact report, or EIR, for Tejon Industrial Complex-East, or TIC-East, the Company’s 1,100-acre expansion of the industrial park at the south end of the San Joaquin Valley. Principal environmental issues raised in the suit involved the project’s likely effects on air quality and endangered species, the impact of converting farmland to developed land and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on Company land and elsewhere. The suit also challenged the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. Two subsidiaries of the Company are the real parties in interest. The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.

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

A supplemental environmental analysis has been prepared to address the air quality and biological issues described above. In response to comments from the county staff, we are changing the uses allowed under the specific plan and increasing the mitigation measures to be provided, which will serve to further reduce the air quality impacts addressed by the court. These changes to allowed uses are not expected to be material from a commercial perspective because they principally delete uses that are not considered to be commercially viable but which were generally permitted by the previous specific plan. The project approvals, including the changes described above, will be resubmitted to the Board of Supervisors for consideration and action in light of the additional information contained in the supplemental environmental analysis. Kern County is expected to act on the corrected EIR incorporating the supplemental environmental analysis and to act on the project approvals during the summer of 2005, after which the corrected EIR will be returned to the court for its review. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can develop the land.

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed for all time based on various principles of water law and on negotiations among the principal parties or groups of water users. It is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the project’s needs will continue to be available for its use.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sale prices for our Common Stock on the New York Stock Exchange for each calendar quarter during the last two years:

	2004		2003
Quarter	High	Low	High	Low
First	$43.21	$34.95	$30.09	$23.70
Second	38.65	33.14	31.93	26.40
Third	38.50	32.12	38.28	28.70
Fourth	41.55	34.50	41.95	33.30

As of March 11, 2005, there were 471 owners of record of our Common Stock.

No dividends were paid in 2004 or 2003, and at this time there is no intention of paying dividends in the future.

For information regarding the equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 12 of this Form 10-k, below.

ITEM 6. SELECTED FINANCIAL DATA

Years Ended December 31

(in thousands of dollars, except per share amounts)

	2004	2003	2002		2001	2000
Total revenues from continuing operations, including interest and other income	$21,970	$15,651	$18,535	(2)	$16,027	$16,926

Operating income (loss) from continuing operations after tax	$(962)	$(3,169)	$143	(2)	$(277)	$(1,026)
Income (loss) from discontinued operations, net of applicable income taxes	1,351	242	100		571	481

Net income (loss)	$389	$(2,927)	$243	(2)	$294	$(545)

Total assets	$138,204	$98,286	$100,796		$99,148	$98,287
Long-term debt, less current portion	$469	$10,492	$8,658		$8,655	$13,188
Stockholders’ equity	$132,093 (1)	$74,643	$73,594		$72,129 (3)	$42,489
Income (loss) per share continuing operations, diluted	$(0.06)	$(0.22)	$0.01		$(0.02)	$(0.08)
Income (loss) per share discontinued operations, diluted	$0.09	$0.02	$—		$0.04	$0.04
Net income (loss) per share, diluted	$0.03	$(0.20)	$0.01	(2)	$0.02	$(0.04)
Cash dividends declared and paid per share	$—	$—	$—		$—	$—

(1)	Includes net proceeds from a private placement with respect to our common stock and resulting in net proceeds to the Company of approximately $51,656,000.
(2)	Includes receipt of a one-time payment of $1,375,000 ($825,000 net of tax or $.06 per share) from the sale of an easement.
(3)	Includes net proceeds from a rights offering made to our stockholders with respect to our common stock completed in January 2001 and resulting in net proceeds to the Company of approximately $29,600,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

See Part I, Item 1, “Business” for cautionary statement regarding forward-looking information.

We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and to create value for our shareholders. In support of these objectives we have been investing in land planning and entitlement activities for new industrial and residential land developments and in infrastructure improvements within our active industrial development. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.

Our business model is designed to create value through the entitlement and development of land for commercial/industrial and resort/residential uses while at the same time protecting significant portions of our land for conservation purposes. We operate our business near to one of the country’s largest population centers, which is expected to continue to grow well into the future.

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Commercial/industrial real estate development generates revenues from lease activities, land sales, build-to-suit building sales and leases, oil and mineral royalties and grazing leases. Resort/residential land development does not currently produce revenues but is actively involved in the land entitlement process. Farming produces revenues from the sale of grapes, almonds, pistachios, and walnuts.

For 2004, we have net income of $389,000 compared to a loss of $2,927,000 for 2003. Revenues from continuing operations for 2004 were $20,912,000, an increase of $5,664,000 when compared to 2003. Expenses from continuing operations for 2004 were $23,723,000, which is an increase of $3,263,000 when compared to $20,461,000 during 2003. Increased farming revenues of $4,827,000 and improved commercial/industrial revenue of $837,000 drove the improvement in revenue. The increase in farming revenue was due primarily to higher prices and greater production of almonds, grapes, and pistachios. Commercial/industrial revenue growth was due to improvements in oil and mineral royalties and leasing revenues. The largest component of the increase in expense was $2,144,000 of costs related to the 2004 stock incentive plan. This plan was approved in 2004 by the shareholders and provides for the granting of restricted stock and restricted stock units based on the achievement of performance and milestone objectives. Additional increases in expense were caused by higher staffing costs and higher professional service fees. Staffing costs increased due to additional staff and to higher employee benefit costs. Professional service fees increased due to real estate entitlement activities and costs related to Sarbanes-Oxley activities, new internal audit costs, and higher external audit costs.

The results of operations from continuing operations, including interest and other income, after taxes for 2004 was a loss of $962,000, compared to a loss of $3,169,000 during 2003. Offsetting the loss from continuing operations in 2004 were profits from discontinued operations after taxes of $1,351,000. The discontinued operations’ profits were generated from the gain on the sale of our investment in Pacific Almond, an almond processing plant, and to the gain on the sale of three buildings in Phoenix, Arizona.

During 2004 we completed a private placement of 1,682,981 shares of our common stock resulting in gross proceeds of $55,000,000 and net proceeds of $51,656,000. Additional information regarding the private placement is included within the Cash Flow and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During 2003, we had a loss of $2,927,000 compared to income of $243,000 in 2002. Revenue from continuing operations for 2003 was $15,248,000, a drop of $2,394,000 when compared to 2002. During 2003, expenses from continuing operations increased $1,622,000 when compared to 2002 expenses from continuing operations. The decline in revenue when compared to 2002 was due to farming revenue falling $1,454,000 and commercial/industrial revenue declining $940,000. Farming revenue declined due to a significant drop in pistachio production. Commercial/industrial revenue declined due primarily to revenue received in 2002 related to the sale of an easement for a natural gas pipeline. This year-to-year decline in commercial/industrial revenue was partially offset by improved oil and mineral royalties and to the growth in leasing revenue during 2003. The increase in expense during 2003 was primarily attributable to higher professional service fees, new public relations costs, higher cultural costs, and increased staffing costs. Discontinued operations for 2003 provided a net profit after tax of $242,000 compared to $100,000 in 2002. The improvement in 2003 discontinued operations was due primarily to the inclusion of losses from the final liquidation of our cattle operations in our 2002 discontinued operations total.

During 2005, we will continue to invest funds toward the achievement of entitlements for our land and for infrastructure development within our active industrial development. The process of securing entitlements for our land is a long process and could take several years. Over this time our net income will fluctuate year-to-year based upon commodity prices and production within our farming segment and upon the timing of sales of land and the leasing of land within our industrial development.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations provides the reader of our financial statements with a narrative discussion of our results of operations. It contains the results of operations for each business segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 15, “Business Segments” on pages 74 through 75.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. See also Note 1 of the Notes to the Consolidated Financial Statements, which discusses accounting policies that we have selected from acceptable alternatives.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition – The Company’s revenue is primarily derived from rental revenue from our rental portfolio, royalty revenue from mineral leases, sales of farm crops, and land sales. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease unless there is a considerable risk as to collectability. The financial terms of leases are contractually defined. Royalty revenues are contractually defined and are generally based upon production. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy.

In recognizing revenue from land sales, the Company follows the provisions in Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS No. 66, “Accounting for Sales of Real Estate,” to record these sales. SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, SFAS No. 66 requires a land sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold.

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

For the 2004 orchard crops, we estimated almond revenues to be $5,127,000, or $2.53 per pound on average, pistachio revenue to be $2,731,000, or $1.36 per pound, and walnut revenue to be $387,000, or $.50 per pound. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2004. Over the last three years, prices received on almonds have ranged from $1.00 to $3.00 per pound. Pistachio prices over the last three years have ranged from $1.05 to $1.40 per pound, and walnut prices have ranged from $.45 to $.60 per pound. If we were to assume that our above estimates for 2004 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $240,000, or 3% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $.05 from the midpoint. As an example, the range for almonds in 2004 was $2.48 to $2.58 per pound. If we were to change our estimate of 2004 orchard crop revenues to the low end of the estimate range, there would be no material impact on our liquidity or capital resources.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments decreased farming revenue $34,000 in 2004, and increased farming revenue by $543,000 in 2003 and $25,000 in 2002. The large adjustment in 2003 related to 2002 crops was due to a continuing increase in almond prices prior to our final scheduled payments being received.

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

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward, due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During 2004 and 2003, $.96 per square foot of cost was allocated to sold and leased land as a cost of development. Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

We believe that the estimates used related to cost of sales and allocations to leased land is a critical accounting estimate and will become even more significant as we continue to move forward as a real estate development company. The estimates used are very susceptible to change from period to period, due to the fact that they require management to make assumptions about costs of construction, absorption of product, and timing of project completion and changes to these estimates could have a material impact on the recognition of profits from the sale of land within our developments.

Impairment of Long-Lived Assets – We evaluate our property and equipment and development projects for impairment when events or changes in circumstances indicate that the carrying value of assets contained in our financial statements may not be recoverable. The impairment calculation compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

We currently operate in three segments, commercial/industrial real estate development, resort/residential real estate development, and farming. At this time, there are no assets within either of our real estate segments or our farming segment that we believe are in danger of being impaired due to market conditions.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Defined Benefit Retirement Plans – The plan obligations and related assets of our defined benefit retirement plan are presented in Note 14 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2004, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 5%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 4%.

New Accounting Pronouncements

The accounting policies adopted during 2004 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics. We did not enter into any arrangements with the characteristics of a variable interest entity during 2003 or 2004. We completed our assessment of existing joint ventures and concluded that our existing joint ventures are not variable interest entities and do not meet the consolidation requirements under FASB Interpretation No. 46.

On October 13, 2004, FASB concluded that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We therefore would be required to apply Statement 123R beginning July 1, 2005. We currently follow Accounting Principals Board Opinion No. 25. “Accounting for Stock Issued to Employees” and, because the exercise price of stock options granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. The potential impact to the Company of applying Statement 123R is shown in Note 8 of the Notes to the Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At this time, we believe the adoption of this statement will have no material impact on our results of operations or our financial condition during 2005.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS Nos. 66 and 67 with regards to the recognition of revenues and costs associated with real estate time-sharing activities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement will have no impact to our results of operations or financial condition because we do not at the present time participate in real estate time-sharing activities.

During December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement will have no impact on our results of operations and financial condition due to historically having no nonmonetary asset exchanges.

Results of Operations by Segment

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below.

Real Estate – Commercial/Industrial

Commercial/industrial segment profits of $2,027,000 in 2004 were $290,000, or 13% less than 2003 segment profits. The decline in segment profit is due to an increase in expenses during 2004 that more than offset the growth in revenue during the year. Overall for 2004, revenue grew by $837,000 and expenses increased by $1,127,000. The improvement in revenue during 2004 is attributable to increases in oil and mineral royalties of $900,000 and an overall improvement in leasing revenue of $400,000. These improvements were partially offset by gains from the sale of land during 2003. Oil and mineral royalty revenue grew due to higher oil prices, higher oil production from oil leases, and to increased cement and rock production from tenants. Lease revenue improved during 2004 due primarily to additional revenue from the power plant lease. Power plant lease revenue increased due to the ending of a grace period during 2004 that was related to the timing of construction of the plant. Expenses are higher in 2004 due primarily to increases in staffing costs. These increases in expense are tied to our increase in activities related to industrial development and the entitlement of land as well as to the costs attributable to a new stock incentive plan. During 2004, staffing costs increased $524,000 due to additional staff related to property management and maintenance and to $390,000 of cost related to the 2004 stock incentive plan. Our 2004 stock incentive plan provides for the granting of restricted stock and restricted stock units based on the achievement of performance and milestone objectives. Costs related to this plan will continue forward for the next several years. Please refer to Note 9 of the Notes to the Consolidated Financial Statements for more information.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product and the obtaining of final entitlements for the TIC-East development. During 2004 and 2003 the market for our industrial product was slowed first by a downturn in activity due to market conditions in 2003 and then by a reluctance of firms to commit to expansion as the economy was beginning to improve in 2004. As a relatively new competitor within the commercial/industrial market, our marketing efforts have been focused on educating potential users to the logistical benefits of our site and to the success that current tenants and owners within our development have had. We believe that as California’s population continues to grow and the economy continues its expansion we will begin to see an increase in industrial activity at Tejon Industrial Complex. Our development fits very well within the logistics model that companies are beginning to use that favors larger single site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. During February 2005, we signed a letter of intent with Rockefeller Group International to create a Foreign Trade Zone within our development and to enter into a joint venture to develop buildings for sale or lease to end users.

The commercial/industrial segment will continue to experience increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

The actual timing and completion of entitlement- and development-related activities is difficult to predict due to the uncertainties of the approval process and market factors. These types of real estate development activities and costs could continue over several years as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.

Commercial/industrial segment profits declined $1,232,000 in 2003 to $2,317,000. The decline in segment profits during 2003 was due to a decline in revenues during 2003 and an increase in expenses during 2003. The decrease in revenues during 2003 was attributable to the receipt in 2002 of $1,375,000 related to the sale of an easement related to a natural gas pipeline, lower gains from the sale of real estate in 2003 due to fewer acres sold, and a $600,000 reduction in rent from the power plant lease during 2003. In any given year, it is possible that a utility, oil company, or telecommunications company may approach us for access to our land to lay cable or pipe. When this happens, we create revenues through the sale of an easement, as we did in 2002. These opportunities do not happen each year and it is impossible to accurately predict when the next easement sale opportunity will arise. The decline in revenue from the power plant lease during 2003 was due to the timing of the plant becoming operational. The power plant lease allowed for a twelve-month grace period that began in July 2003 ($100,000 per month) in the event construction was not completed and the plant was not operational. Expenses increased during 2003 due to higher permit fees, insurance costs, property taxes, and land maintenance costs within the TIC – East development. These increases in expense were partially offset by reduced fixed water costs during 2003. Land maintenance costs increased due to costs of keeping the land clean of debris and tumbleweeds in preparation of development of the land. Water costs declined due to credits received from a local water district. Also, helping to offset the above unfavorable revenue variance discussed above was the continuing growth of lease revenues, increased oil and mineral revenues and higher service and amenity revenues. Lease revenue improved $271,000 during 2003 due to new leases in 2003 and a full year’s lease revenue related to 2002 new leases. Oil and mineral revenues grew $292,000 in 2003 due to an increase in oil and cement plant production. Service and amenity revenues increased $341,000 due to the growth of hunting lease revenues and property management revenues.

See Part I, Item 1 - “Business – Real Estate Operations” for a further discussion of real estate development activities.

Real Estate – Resort/Residential

Our resort/residential segment activities include design planning and entitlement activities related to our potential residential developments, the Centennial development and TMV. The resort/residential segment had operating losses of $1,987,000 in 2004, an improvement of $178,000 from the prior year. The decrease in expense was due to lower staffing costs of $360,000 because of a reduction in staff resulting from a realignment of the division and to lower marketing and public relations costs due to the timing of beginning a new public relations program during the last half of 2004. These favorable variances were partially offset by an increase in professional service fees of $232,000. The increase in professional service fees is connected to our development activities and to legal costs related to habitat conservation plans we are developing.

Near term activities within this segment will be focused on obtaining entitlements for the Centennial project which is located in Los Angeles County, and the filing for entitlements in Kern County for TMV. The resort/residential segment will experience an increase in costs in the future related to professional service fees, public relations costs, and staffing costs as we continue the entitlement process for the above developments. The timing and completion of entitlement related activities are difficult to predict due to the uncertainties of the approval process and the likelihood of litigation upon approval of our entitlements in the future. Our goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.

Segment operating losses during 2003 were $2,165,000, an increase in loss of $781,000 when compared to 2002 operating losses. The increase in loss was due primarily to increases in professional service fees, public relations costs, reduced capitalization of salaries and indirect costs, and an increase in operating costs such as utilities, insurance, and property taxes. Professional service fees increased $172,000 due to expanded entitlement activities. Public relations costs increased $316,000 due to the start of a new campaign to inform the public of our long-term vision for the Company and of our conservation efforts. We capitalized $170,000 less in costs related to salaries and indirect costs due to time being shifted to real estate functions not directly related to the current active projects.

See Part I, Item 1 – “Business – Real Estate Operations” for a further discussion of real estate development activities.

Farming

Farming segment profits of $3,772,000 in 2004 increased $5,105,000 when compared to a loss of $1,333,000 in 2003. The improvement in 2004 segment profits is due to increases in pistachio, almond and grape revenue as well as a reduction in cultural costs and fixed water costs. Cultural costs declined $372,000 primarily due to the timing of recognition of costs related to 2004 harvested almonds that were contracted for sale but are not scheduled for delivery until 2005. Fixed water costs fell $219,000 due to credits received during 2004 related to 2003 costs.

Grape revenues increased $761,000 due primarily to increases in the prices received for our grapes. Prices increased 81% in 2004 over the average price received in 2003. The increase in price is attributable to the statewide production of grapes coming into line with the demand for producing wine. Over the last few years grape producers, because of low prices, have been eliminating acreage from production to help minimize the over supply of grapes. The supply and demand pattern began to change in 2004 resulting in improved prices to grape producers. We expect the improvement in prices to carry over into 2005.

Almond revenue increased $1,565,000 during 2004 when compared to 2003 due to significantly higher prices and to improved production. Prices increased 51% on average compared to 2003 to a high of $3.00 per pound. Production during 2004 increased 272,000 pounds when compared to 2003. The increase in price is related to the continuing increase in demand worldwide for almonds and the low value of the dollar, which has helped to increase exports. This growth in demand kept pace with the increasing production of almonds within California. On average, we continue to expect production to increase for almonds within California as new trees are planted and young trees begin to produce more product. This increase in production can impact pricing if demand for the product does not keep pace. Thus far in 2005, the price for almonds continues to remain at historically high levels. We do not expect mid $2.00 per pound prices for almonds over an extended period of time but do expect prices to remain high for most of 2005 due to current demand levels.

Pistachio revenue increased significantly to $2,731,000 during 2004 from $598,000 in 2003. Pistachios are an alternate-bearing crop with one year having high production followed by a lower production year. 2004 was a high production year with the volume of production increasing 1,530,000 pounds over 2003. Production improved in 2004 due to 2004 being the high production year of the alternate-bearing production cycle for pistachios. Prices for pistachios also increased approximately $.12 per pound over 2003. The increase in price is attributable to improving demand for pistachios and to very low industry inventory levels from the prior year due to very low production during 2003 for the industry. We expect our 2005 revenues from pistachios to decline when compared to 2004 due to low production because of the alternate-bearing production cycle of pistachios.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With current grape production more in line with demand, the pressure on prices has been alleviated at the present time and grape prices should stabilize at increased levels. Our long-term projection is that crop production, especially of almonds and pistachios, will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that demand for product has remained very strong both in the United States and in export markets and at this time this trend is expected to continue. However, a sudden increase in the value of the dollar could negatively impact exports and hurt the current pricing for almonds.

During 2003, the farming segment sustained a loss of $1,333,000, a decrease of $1,796,000 when compared to 2002 segment profits. The decline during 2003 when compared to 2002 was due to a decrease in pistachio revenues of $2,150,000 and reduced rental revenues of $170,000. Also contributing to the decline in segment profits was an increase in cultural costs of $397,000 and higher insurance costs of $174,000. These unfavorable variances were partially offset by an increase in almond revenues of $789,000, an improvement in grape revenue of $174,000, and lower staffing costs of $48,000.

Pistachio revenue declined due to a significant drop in production during 2003. Production fell in 2003 from the record high production of 2002 due to the alternate-bearing nature of the crop and poor weather during the early part of the crop’s growing season. Offsetting some of the loss in production in 2003 were higher prices for our pistachios. The price we received in 2003 was $1.25 per pound, compared to $1.15 per pound in 2002. The increase in price was driven by lower statewide production within California.

Almond revenues increased during 2003 due to a large increase in prices for our almonds, and to the receipt of $534,000 because of higher final prices related to the 2002 crop. The average price we received for our almonds in 2003 was $1.68 per pound, as compared to a $1.03 per pound in the prior year. Our production for 2003, declined along with statewide production when compared to the prior year primarily due to poor weather during the bloom cycle for the trees. This decline in production in 2003 along with the growing demand for almonds, led to the increase in 2003 prices. The improvement in grape revenues during 2003 is primarily related to an improvement in the prices we received for our crop.

For a further discussion of the farming operations, refer to Part I, Item I, “Business - Farming Operations.”

Interest

Interest income of $1,026,000 increased $660,000 due to a significant increase in funds invested throughout 2004. The additional funds were the result of a private placement of common stock completed in May of 2004. These new funds were invested in various types of marketable securities, the maturity dates of which were structured to match future estimated needs within our real estate segments. Interest and investment income of $366,000 fell $429,000 during 2003, due primarily to lower interest rates on funds invested and to fewer funds being invested. For liquidity management purposes, a large portion of the funds invested were invested into securities with very short maturity dates and therefore the interest earned was much less than the prior year.

Interest expense was $76,000 compared to interest expense of $113,000 in 2003. These interest expense amounts are included in discontinued operations. Interest incurred and paid during 2004 was $646,000 compared to $1,013,000 in 2003 and $1,381,000 in 2002, of which $570,000, $900,000, and $1,247,000 were capitalized, respectively. During 2004, we paid $881,000 in fees as the result of the defeasance of debt associated with the three buildings sold during 2004. This expense is shown in discontinued operations.

Interest expense for 2003 was $113,000, compared to interest expense of $134,000 in 2002, all of which is included in discontinued operations. Interest expense declined slightly, due primarily to lower average rates on credit line debt outstanding. Interest incurred and paid in 2003 was $1,013,000, compared to $1,381,000 in 2002, of which $900,000 and $1,247,000 were capitalized, respectively.

Corporate Expenses

Corporate expenses during 2004 were $6,623,000, an increase of $2,592,000 when compared to 2003 corporate expenses. This increase is due to higher staffing costs, increased professional service fees, and stock compensation costs. Staffing costs increased $619,000 due to higher benefit costs such as medical insurance and retirement plans, and an increase in staff. Professional service fees increased $432,000 due to costs associated with Sarbanes-Oxley Section 404, the establishment of an internal audit function, and higher audit fees. Stock compensation costs of $1,557,000 are associated with the 2004 stock incentive plan. Our 2004 stock incentive plan provides for the granting of restricted stock and restricted stock units based on the achievement of performance and milestone objectives. Costs related to this plan will continue forward for the next several years. Please refer to Note 9 of the Notes to the Consolidated Financial Statements for more information.

Corporate expenses in 2003 were $4,032,000, an increase of $208,000 when compared to 2002 corporate expenses. Corporate expenses increased due to higher staffing and benefit costs ($175,000), higher professional service fees ($54,000), increased maintenance costs ($178,000), and higher depreciation expense ($36,000). These cost increases were partially offset by reduced charitable contributions ($62,000) and an increase in general and administrative allocations to operating divisions ($174,000). Staffing and benefit costs increased primarily because of higher expenses associated with our defined benefit plan.

Equity in Unconsolidated Joint Ventures

During 2004 we recognized net earnings of $7,000 from unconsolidated joint ventures. Our portion of earnings consisted of profits from the Petro joint venture of $996,000, losses from the Tejon Dermody joint venture of $690,000, and losses from the Centennial joint venture of $299,000. The operations at Petro improved over 2003 due to improved margins on fuel sales and to a full year of operations within a new convenience store. The Tejon Dermody losses are directly related to the vacancy of the building within that joint venture during 2004 other than for short-term temporary leases. The loss within the Centennial joint venture is related to a farming project within the Centennial planning area. We receive 60% of the earnings and losses in Petro and 50% of earnings and losses within the Centennial and Tejon Dermody joint ventures.

During 2003, we recognized a loss in unconsolidated joint ventures of $348,000. This loss is primarily due to a loss within the Tejon Dermody joint venture of $961,000 due to the loss of a tenant in our building and the write-off of the unamortized lease costs related to the tenant that left. The tenant in the joint venture building filed for Chapter 11 bankruptcy protection during early May 2003. The lease was terminated and the building became vacant during September 2003. Due to this vacancy, revenues in the Tejon Dermody joint venture were significantly impacted. In addition, the Centennial joint venture lost $171,000 related to a farming project within the Centennial planning area. Offsetting these losses was an increase in profit at the Petro joint venture. During 2003, we recognized $784,000 in profits from the operations of the Petro Travel Plaza joint venture. This improvement over the prior year is due to a continuing increase in volume of transactions and to improved margins on diesel sales.

Discontinued Operations

Discontinued operations consist of the operations of Pacific Almond, an almond processing plant, three commercial buildings in Phoenix, Arizona that were being held for sale, and, in 2002 the remaining activity related to the liquidation of our cattle operation. During April 2004, we sold our interest in Pacific Almond to our partner in that joint venture pursuant to the buy/sell provisions in the joint venture agreement. Under the purchase agreement, we received $1,747,000 for our interest in the joint venture and the buyer assumed all responsibility for the assets and liabilities of the joint venture. The gain on the sale of our interest in Pacific Almond is approximately $800,000 before taxes.

In May 2004, the Company determined that it was an appropriate time to liquidate our investment in the three commercial buildings in Phoenix due to favorable market conditions and redirect those funds into our core real estate development business. These buildings sold during November 2004, resulting in a gain of $1,258,000 after all transaction costs.

Total revenues from discontinued operations for the year of 2004 were $12,266,000, compared to $3,058,000 for the same period of 2003. Revenue from discontinued operations during 2004 consists of $1,109,000 of revenue from Pacific Almond and $11,157,000 of revenue from the buildings in Phoenix. This compares to $1,888,000 of revenue from Pacific Almond and $1,170,000 in revenue from the buildings in Phoenix during the same period of 2003. The increase in revenue from Pacific Almond is due to the recognition of an $800,000 gain on the sale of our interest. This gain is partially offset by by the inclusion of only three months of activity in 2004 revenue while 2003 includes a full year of revenue. The reason for the difference in revenue generated from the buildings is that revenue includes $10,500,000 related to the sale of the buildings in November 2004.

Discontinued operations during 2004 provided net income of $1,351,000 or $.09 per share, diluted, compared to a net income of $242,000 or $.02 per share, diluted, for the same period in 2003. The improvement from the prior year is primarily due to the recognition of the gain from the sale of our interest in Pacific Almond and the gains from the sale of the buildings in Phoenix. These improvements were partially offset by the loss from operations of Pacific Almond for the first three months of 2004 and to one of the buildings sold being vacant throughout 2004.

Discontinued operations for 2003 provided net income of $242,000 compared to net income of $100,000 for the same period of 2002. The improvement from the prior year is primarily due to the fact that the 2002 discontinued operations contained losses related to the final liquidation of our cattle operations.

Income Taxes

Our effective tax rate for financial statement purposes is 23% for 2004 after taking into consideration permanent and temporary timing differences resulting in a tax expense of $116,000. This tax expense consists of a tax benefit related to continuing operations of $784,000 and a tax expense of $900,000 related to discontinued operations. Permanent tax differences primarily related to an increase in depletion allowances are the reason for the reduced effective tax rate when compared to 2003.

For 2004, we have a net deferred tax asset of $311,000. This amount is primarily made up of short-term temporary differences such as deferred revenue, accrued expenses, and prepaid expenses. Our long-term temporary differences net to a deferred tax asset of $190,000. Due to the nature of our net deferred tax assets, we believe they will be utilized in future years through our operations.

During 2003, we had an effective tax rate of 38%, resulting in a tax benefit of $1,828,000 for the year. This tax benefit created a net operating loss carryforward, which is being used in 2004.

Risk Factors.

The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves significant risk and could result in operating losses.

We are involved in a cyclical industry and are affected by changes in general and local economic conditions. The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:

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

Higher interest rates can have a significant impact on the real estate industry. Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

We are subject to various land use regulations and require governmental approvals for our developments that could be denied. In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land, and construction. All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied or subjected to unfavorable conditions. Denial or imposition of unfavorable conditions could result from political factors unrelated to the actual merits or environmental impacts of the developments. In addition, the zoning that ultimately is approved could include density provisions or other restrictions or mitigation measures that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which would adversely impact the financial returns from a given project. The Los Angeles County Planning Department released a set of draft amendments to the Los Angeles County General Plan that would extend a planning overlay designation called “Sensitive Ecological Areas” to cover most of the footprint of the Centennial project. It is not clear at this early stage what chance this draft has of being adopted by the county Board of Supervisors and being upheld by a reviewing court or what its impact on Centennial would be, but if adopted and upheld it would likely involve additional processing time, studies, and findings by county officials, could have an adverse impact similar to the density provisions described above and, at worst, could provide a pretext for denying the Centennial application. In addition, many states, cities and counties (including neighboring Ventura County) have in the past approved various “slow growth” or “urban limit line” measures.

Third-party litigation could increase the time and cost of our development efforts. The land use approval processes we must follow to ultimately develop our projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlement. Third-party challenges in the form of litigation would, by their nature, adversely affect the length of time and the cost required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation would increase the costs and length of time to obtain ultimate approval of a project and could adversely affect the design, scope, plans and profitability of a project.

We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other endangered species, presumed removal of oak trees, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, and criticism of proposed developments in rural areas as being “sprawl”.

Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, the Tejon Industrial Complex – West and East, Centennial and the Tejon Mountain Village, involve obtaining governmental entitlements. A delay in obtaining governmental entitlements could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.

We are in competition with several other developments for customers and residents. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Centennial ultimately would compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. Tejon Mountain Village will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and range of projects.

Our developable land is concentrated entirely in California. All of our developable land is in California. Any adverse change in the economic climate of California, or our region of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located, could adversely affect our real estate development activities. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.

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

Only a limited market exists for our Common Stock which could lead to price volatility. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock.

Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 11, 2005, directors and members of our executive management team beneficially owned or controlled approximately 48% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Inflation can have a significant adverse effect on our operations. Inflation can have a major impact on our farming operations. The farming operations are most affected by escalating costs and unpredictable revenues (due to an oversupply of certain crops) and very high irrigation water costs. High fixed water costs related to our farm lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue, just as we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

Within our real estate operations, our lease portfolio is protected to some extent from inflation, since percentage rent clauses and Consumer Price Index increases in our leases tend to adjust rental receipts for inflation.

We may encounter other risks that could impact our ability to develop our land. We may also encounter other difficulties in developing our land, including:

•	Natural risks, such as geological and soil problems, earthquakes, heavy rains and flooding and heavy winds;

•	Shortages of qualified trades people;

•	Reliance on local contractors, who may be inadequately capitalized;

•	Shortages of materials; and

•	Increases in the cost of certain materials.

Cash Flow and Liquidity. Our strong financial position allows us to pursue our growth strategies of land entitlement and development. Accordingly, we have established well defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals and provide funds for land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.

Our cash, cash equivalents and short-term marketable securities totaled approximately $64,392,000 at December 31, 2004, an increase of $43,822,000 from the corresponding amount at the end of 2003. Cash and marketable securities increased during the year due primarily to the completion of the private placement on May 6, 2004 for 1,234,187 shares for common stock at a price per share of $32.41 and two subsequent exercises of options in the form of additional investment rights to purchase 308,546 additional shares of common stock at a per share price of $32.41 and 140,248 additional shares of common stock at a per share price of $35.65. The private placement resulted in gross proceeds to the Company of $55.0 million and net proceeds of approximately $51.6 million. In addition to the private placement funds, we received $2.4 million in reimbursements from a local Community Facilities District, approximately $4.5 million in net proceeds from the sale of three buildings in Phoenix and $1.7 million in proceeds from the sale of Pacific Almond. The increased investment in marketable securities was directed into either government securities, agency securities, or corporate securities with a credit rating of “A” or better. The maturity dates for these new investments were structured to match future estimated investment needs within our real estate segments. These increases in cash were partially offset by capital expenditures and the repayment of long-term debt. Cash, cash equivalents and short-term marketable securities decreased during 2003 due primarily to the net loss from operations and land development project costs. These outflows were partially offset by funds from the exercise of stock options, proceeds from the sale of real estate and an increase in mortgage debt.

The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2004	2003	2002
Operating activities	$236	$(1,394)	$(868)
Investing activities	$(51,780)	$(6,733)	$(4,042)
Financing activities	$44,160	$3,277	$1,810
Discontinued operations	$4,753	$1,238	$5,146

In 2004, our operations provided $236,000 of cash reflecting improved business results, especially when non-cash stock compensation costs are added back to operations. These funds from operating results were partially offset by the significant increase in accounts receivable for 2004. Accounts receivable increased due to receivables from farming operations growing as a result of increased production and higher prices within almonds and pistachios. During 2003, the net cash used in operations was the direct result of the net loss for the year and an increase in deferred tax assets.

In 2004, we used $51,780,000 for investing, primarily reflecting investments in marketable securities of $69,023,000 and capital investment spending of $6,664,000. These uses of funds were partially offset by $2,422,000 of proceeds from a local community facility district as reimbursement of public infrastructure development within TIC-West and maturities of marketable securities. Cash used in investing activities in 2003 was $6,733,000, compared to $4,042,000 in 2002. The increase in 2003 over 2002 is due primarily to a reduction in proceeds from real estate sales during 2003 and the receipt in 2002 of proceeds from a local community facility district as reimbursement of infrastructure development costs within the TIC-West development that was partially offset by a reduction in capital expenditures. Capital expenditures were $6,664,000 in 2004, compared to $8,354,000 in 2003 and $10,111,000 in 2002. Capital expenditures for these years were primarily dominated by investment in our real estate projects. Capital investments in our real estate projects are primarily related to infrastructure development and to the capitalization of costs related to various activities in preparation for the filing of entitlements for our real estate projects. We anticipate that our capital investment requirements for 2005 will be approximately $12,000,000 to $14,000,000. These estimated investments include approximately $7,500,000 of infrastructure and entitlement investment at TIC-West and East, $3,800,000 to $4,200,000 in planning entitlement costs related to the Tejon Mountain Village development, and approximately $1,020,000 of investment within our farm operations to complete the development of an almond orchard and a grape vineyard and for the replacement of equipment. A portion of the infrastructure costs related to TIC-West will not be spent if planned absorption of land does not take place.

During 2004, financing activities provided $44,160,000 in cash primarily due to net proceeds of $51,656,000 from the above mentioned private placement and proceeds from the exercise of stock options of $2,607,000. A portion of these funds were used during the year to eliminate the outstanding balances on our line of credit. Cash provided by financing activities was $3,277,000 in 2003, compared to $1,810,000 in 2002. The increase in 2003 when compared to 2002 was due to additional proceeds from the exercise of stock options and to proceeds from a mortgage related to a leased building.

It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations and the timing of sales and leases of property within our development projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, this nuance of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

Capital Structure and Financial Condition. Management considers our financial structure and condition solid. At December 31, 2004, total capitalization was $132,585,000, consisting of $492,000 of debt and $132,093,000 of equity and resulting in a debt-to-total-capitalization ratio of less than one percent which is a significant improvement over the prior year’s debt-to-total-capitalization ratio of 18.01%. The improvement in the ratio during 2004 is due to the completion of the private placement described above and the repayment of long-term debt.

On May 6, 2004, we completed the private placement. We also granted the investors two options to purchase an aggregate of 448,794 shares of common stock in the form of additional investment rights. The first additional investment rights were exercised on September 3, 2004 in exchange for 308,546 shares of common stock at a purchase price $32.41. The second additional investment rights were exercised on December 6, 2004 in exchange for 140,248 shares of common stock at a purchase price of $35.65. Please refer to the 8-K filed on May 7, 2004 for additional information.

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2004, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full on June 5, 2007. This note is secured by all of our farm acreage. The outstanding long-term debt, less current portion of $23,000, is $469,000 at December 31, 2004. This debt is being used to provide long-term financing for a building being leased to Starbucks.

Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:

Long-term debt	$492,000	$23,000	$52,000	$59,000	$358,000
Cash contract commitments	$2,267,000	$2,267,000	$—	$—	$—

Total contractual obligations	$2,759,000	$2,290,000	$52,000	$59,000	$358,000

The categories above include purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP. A “purchase obligation” is defined in Item 303(a)(5)(ii)(D) of Regulation S-K as “an agreement to purchase goods or services that is enforceable and legally binding on [us] and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” Based on this definition, the table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchased, which are made in the ordinary course of business.

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments, entitlement costs related to our industrial and residential development projects, and a company public relations campaign. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, a small land lease, and three vehicles and average approximately $7,000 per month.

As discussed in Note 14 to the Consolidated Financial Statements, we have long-term liabilities for employee retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. We estimate that we will contribute approximately $350,000 to the pension plan in 2005. During 2004, we made approximately $350,000 in pension plan contributions.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and also a local Community Facilities District.

	Amount of Commitment Expiration Per Period
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:

Standby letter of credit	$4,584,000	$4,584,000	$—	$—	$—
Guarantees	$6,000,000	$—	$6,000,000	$—	$—

Total other commercial commitments	$10,584,000	$4,584,000	$6,000,000	$—	$—

The standby letter of credit is related to the issuance of Community Facility District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $50,000 per year. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit is for a two-year period and will be renewed if necessary in 2005.

The guarantees consist of a $6,000,000 guarantee related to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture, formed to construct and market a 651,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,021,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. This loan currently matures in January 2006. We believe it is unlikely that we will ever be required to make payments under this guarantee.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the issuance of common stock. As noted above, we have $64,392,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade of “A” or better from Moody’s or Standard and Poors. See Note 3, Marketable Securities, of Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on its long-term line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt ($492,000) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At December 31, 2004, we had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, an unconsolidated joint venture, entered into an interest rate swap agreement with respect to $8.0 million of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of December 31, 2004, the Company’s portion of the fair value of the interest rate swap was a loss of $88,000. Estimated fair value of the swap was determined by market price quotes as of December 31, 2004, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2004

(Dollars in Thousands)

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 12/31/04
Assets:
Marketable securities	$4,111	$2,197	$14,487	$6,966	$28,344	$1,812	$57,917	$57,700
Weighted average interest rate	4.78%	2.91%	3.16%	3.49%	3.88%	4.01%	3.69%

Liabilities:
Short-term debt	$80	$—	$—	$—	$—	$—	$80	$80
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%

Long-term debt	$23	$25	$27	$29	$30	$358	$492	$492
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2003

(Dollars in Thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 12/31/03
Assets:
Marketable securities	$2,933	$2,968	$1,473	$1,684	$2,038	$—	$11,096	$11,247
Weighted average interest rate	6.48%	4.39%	2.87%	2.78%	3.10%	—%	3.90%
Liabilities:
Short-term debt	$161	$—	$—	$—	$—	$—	$161	$161
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%

Long-term debt	$264	$271	$10,274	$275	$281	$5,026	$16,391	$16,391
Weighted average interest rate	7.82%	7.81%	2.86%	8.05%	8.04%	7.65%	3.02%
Variable-to-fixed swap notional notional amount	$—	$—	$—	$—	$1,260	$—	$1,260	$1,195
Weighted average fixed-rate contract rate, swap arrangement	—%	—%	—%	—%	6.91%	—%	6.91%

In comparison to the prior years, our risk with regard to fluctuations in interest rates has decreased related to the use of debt due to the reduction in the use of long-term lines of credit that fluctuate with the bank’s prime lending rate, but has increased with regards to our marketable securities due to the increase in outstanding balances.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2004 almond production and 2005 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at December 31, 2004, $6,360,000 is at risk to changing prices. Of the amount at risk to changing prices, $4,220,000 is attributable to almonds,

$1,909,000 to pistachios, and $231,000 to walnuts. The comparable amounts of accounts receivable at December 31, 2003 were $2,305,000 related to almonds, $408,000 related to pistachios, and $175,000 to walnuts. The price estimated for recording accounts receivable at December 31, 2004 was $2.53 per pound for almonds. For every $.01 change in the price of almonds, our receivable for almonds increases or decreases by $16,700. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.00 to $3.00. With respect to pistachios, the price estimated for recording the receivable was $1.36 per pound, each $.01 change in the price increases or decreases the receivable by $13,986, and the range of final prices over the last three years for pistachios has been $1.05 to $1.40. The price estimated for recording accounts receivable for walnuts was $.50 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $4,600. The final price for walnuts has averaged from $.45 to $.60 over the last three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities and Exchange Commission under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors which could significantly affect our internal controls subsequent to the date of our evaluation of the internal controls.

Management’s Report on Internal Controls

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Ernst & Young LLP, the registered public accounting firm that audited the Company’s financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Tejon Ranch Co.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls, that Tejon Ranch Co. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tejon Ranch Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tejon Ranch Co. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tejon Ranch Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California

March 8, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2005 Annual Meeting of Stockholders. Information as to our Executive Officers is set forth in Part I, Item 1 under “Executive Officers of Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item with respect to security ownership by principal stockholders and management is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2005 Annual Meeting of Stockholders.

The following table shows aggregated information as of December 31, 2004 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2004, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 7 and Note 8 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column(a)
	(a)	(b)	(c)

Stock options granted	970,843	23.70	149,509

Restricted stock grants and restricted stock units at target goal achievement	382,963	Final price determined at time of vesting	149,509

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page Number
(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

	1.1	Report of Independent Registered Public Accounting Firm	55

	1.2	Consolidated Balance Sheets – December 31, 2004 and 2003	56

	1.3	Consolidated Statements of Operations - Years Ended December 31, 2004, 2003 and 2002	57

	1.4	Consolidated Statements of Stockholders’ Equity - Three Years Ended December 31, 2004	58

	1.5	Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003, and 2002	59

	1.6	Notes to Consolidated Financial Statements	60

2.	Supplemental Financial Statement Schedules:

	None.

3.	Exhibits:

	3.1	Restated Certificate of Incorporation	FN 1

	3.2	By-Laws	FN 1

	4.1	Form of First Additional Investment Right	FN 2

	4.2	Form of Second Additional Investment Right	FN 3

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	Severance Agreement	FN 5

10.8	Director Compensation Plan	FN 5

10.9	Non-Employee Director Stock Incentive Plan	FN 5

10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	1998 Stock Incentive Plan	FN 5

10.10	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	Employment Contract - Robert A. Stine	FN 5

10.15	Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

10.21	2004 Stock Incentive Program

10.22	Restricted Stock Unit Agreement

10.23	Restricted Stock Agreement for Directors

21	List of Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of Tejon Dermody, LLC

99.2	Financial Statements of Petro Travel Plaza LLC

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

(b) Report on Form 8-K filed during the last quarter of the period covered by this report:

1. 8-K reporting the exercise of Second Additional Investment Rights for gross proceeds of approximately $5.0 million.

(c)	Exhibits
The exhibits being filed with this report are attached at the end of this report.

(d)	Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

DATED: March 15, 2005	BY:	/s/ Robert A. Stine
Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

DATED: March 15, 2005	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity	Date
/s/ Craig Cadwalader Craig Cadwalader	Director	March 8, 2005

/s/ Dan T. Daniels Dan T. Daniels	Director	March 8, 2005

/s/ John L. Goolsby John L. Goolsby	Director	March 8, 2005

/s/ Norman Metcalfe Norman Metcalfe	Director	March 8, 2005

/s/ George G. C. Parker George G.C. Parker	Director	March 8, 2005

/s/ Robert Ruocco Robert Ruocco	Director	March 8, 2005

/s/ Kent Snyder Kent Snyder	Director	March 8, 2005

/s/ Geoffrey Stack Geoffrey Stack	Director	March 8, 2005

/s/ Robert A. Stine Robert A. Stine	Director	March 8, 2005

/s/ Michael H. Winer Michael H. Winer	Director	March 8, 2005

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2),(c) and (d)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2004

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

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Tejon Ranch Co.

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tejon Ranch Co.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California

March 8, 2005

Tejon Ranch Co. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$6,692,000	$9,323,000
Marketable securities	57,700,000	11,247,000
Accounts receivable	8,204,000	4,123,000
Inventories	1,346,000	1,071,000
Prepaid expenses and other current assets	1,761,000	1,162,000
Assets of discontinued operations	—	11,593,000

Total current assets	75,703,000	38,519,000

Property and equipment, net	59,802,000	57,857,000

Other assets	2,699,000	1,910,000

Total assets	$138,204,000	$98,286,000

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,752,000	$1,243,000
Other accrued liabilities	112,000	189,000
Deferred income	1,024,000	1,643,000
Income taxes payable	483,000	—
Short-term debt	80,000	161,000
Current portion of long-term debt	23,000	22,000
Borrowings of discontinued operations	—	5,877,000
Current liabilities of discontinued operations	—	1,018,000

Total current liabilities	3,474,000	10,153,000

Long-term debt, less current portion	469,000	10,492,000
Deferred income taxes	—	1,017,000
Other liabilities	818,000	583,000
Minimum pension liability	1,350,000	1,398,000

Commitments and contingencies

Stockholders’ equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 16,386,499 in 2004 and 14,554,422 in 2003	8,193,000	7,278,000
Additional paid-in capital	91,956,000	35,077,000
Deferred compensation	(568,000)	—
Accumulated other comprehensive loss	(1,643,000)	(1,478,000)
Retained earnings	34,155,000	33,766,000

Total stockholders’ equity	132,093,000	74,643,000

Total liabilities and stockholders’ equity	$138,204,000	$98,286,000

See accompanying notes

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31
	2004	2003	2002
Revenues:
Real estate - commercial/industrial	$10,192,000	$9,355,000	$10,295,000
Farming	10,720,000	5,893,000	7,347,000

Total revenues	20,912,000	15,248,000	17,642,000
Costs and expenses:
Real estate - commercial/industrial	8,165,000	7,038,000	6,746,000
Real estate - resort/residential	1,987,000	2,165,000	1,384,000
Farming	6,948,000	7,226,000	6,884,000
Corporate expenses	6,623,000	4,032,000	3,824,000

Total expenses	23,723,000	20,461,000	18,838,000

Operating loss	(2,811,000)	(5,213,000)	(1,196,000)
Other income:
Investment income	1,026,000	366,000	795,000
Other	32,000	37,000	98,000

Total other income	1,058,000	403,000	893,000

Loss from continuing operations before equity in earnings (losses) of unconsolidated joint ventures	(1,753,000)	(4,810,000)	(303,000)
Equity in earnings (losses) of unconsolidated joint ventures, net	7,000	(348,000)	531,000

Income (loss) from continuing operations before income tax provision (benefit)	(1,746,000)	(5,158,000)	228,000
Income tax provision (benefit)	(784,000)	(1,989,000)	85,000

Income (loss) from continuing operations	(962,000)	(3,169,000)	143,000
Income from discontinued operations, net of applicable income taxes	1,351,000	242,000	100,000

Net income (loss)	$389,000	$(2,927,000)	$243,000

Income (loss) from continuing operations per share, basic	$(0.06)	$(0.22)	$0.01
Income from discontinued operations per share, basic	0.09	0.02	—

Net income (loss) per share, basic	$0.03	$(0.20)	$0.01

Income (loss) from continuing operations per share, diluted	$(0.06)	$(0.22)	$0.01
Income from discontinued operations per share, diluted	0.09	0.02	—

Net income (loss) per share, diluted	$0.03	$(0.20)	$0.01

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Three years ended December 31, 2004

	Common Stock Shares Outstanding	Common Stock	Additional Paid- In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2001	14,323,546	$7,163,000	$30,056,000	$—	$(1,540,000)	$36,450,000	$72,129,000
Net income	—	—	—	—	—	243,000	243,000
Changes in unrealized gains on available-for-sale securities, net of taxes of $32,000	—	—	—	—	47,000	—	47,000
Benefit plan adjustments, net of taxes of $380,000	—	—	—	—	(658,000)	—	(658,000)
Interest rate swap adjustment, net of taxes of $119,000	—	—	—	—	156,000	—	156,000

Comprehensive loss							(212,000)

Exercise of stock options	84,982	42,000	1,607,000	—	—	—	1,649,000
Contribution of stock	1,000	1,000	27,000	—	—	—	28,000

Balance, December 31, 2002	14,409,528	7,206,000	31,690,000	—	(1,995,000)	36,693,000	73,594,000
Net loss	—	—	—	—	—	(2,927,000)	(2,927,000)
Changes in unrealized losses on available-for-sale securities, net of taxes of $39,000	—	—	—	—	(60,000)	—	(60,000)
Benefit plan adjustments, net of taxes of $321,000	—	—	—	—	481,000	—	481,000
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $62,000	—	—	—	—	(91,000)	—	(91,000)
Interest rate swap adjustment, net of taxes of $91,000	—	—	—	—	187,000	—	187,000

Comprehensive loss							(2,410,000)

Stock compensation	2,000	1,000	81,000	—	—	—	82,000
Exercise of stock options and related tax benefit of $524,000	141,894	70,000	3,277,000	—	—	—	3,347,000
Contribution of stock	1,000	1,000	29,000	—	—	—	30,000

Balance, December 31, 2003	14,554,422	7,278,000	35,077,000	—	(1,478,000)	33,766,000	74,643,000
Net income	—	—	—	—	—	389,000	389,000
Changes in unrealized gains on available-for-sale securities, net of taxes of $147,000	—	—	—	—	(221,000)	—	(221,000)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $26,000	—	—	—	—	39,000	—	39,000
Benefit plan adjustments, net of taxes of $23,000	—	—	—	—	(37,000)	—	(37,000)
Interest rate swap adjustment, net of taxes of $11,000	—	—	—	—	54,000	—	54,000

Comprehensive income							224,000

Net proceeds from private placement	1,682,981	841,000	50,815,000	—	—	—	51,656,000
Stock compensation	—	—	1,881,000	—	—	—	1,881,000
Exercise of stock options and related tax benefit of $819,000	125,581	63,000	3,363,000	—	—	—	3,426,000
Restricted stock issuance	23,515	11,000	820,000	(831,000)	—	—	—
Amortization deferred compensation	—	—	—	263,000	—	—	263,000

Balance, December 31, 2004	16,386,499	$8,193,000	$91,956,000	$(568,000)	$(1,643,000)	$34,155,000	$132,093,000

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
Operating Activities
Net income (loss)	$389,000	$(2,927,000)	$243,000
Items not affecting cash:
Depreciation and amortization	2,297,000	2,194,000	2,164,000
Deferred income taxes	(1,185,000)	(2,732,000)	350,000
Tax benefit from exercise of stock options	819,000	524,000	—
Non-cash expense – SERP	127,000	—	—
Gain from sale of real estate	—	(437,000)	(891,000)
Gain on sales of investments	—	—	(35,000)
(Gain) loss on sales of assets		5,000	(11,000)
Equity in (earnings) losses of unconsolidated joint ventures, net	(7,000)	348,000	(531,000)
Non-cash issuances of stock and stock compensation expense	2,144,000	112,000	28,000
Changes in certain current assets and current liabilities:
Accounts receivable	(4,081,000)	1,767,000	(1,734,000)
Inventories	(275,000)	(119,000)	62,000
Prepaid expenses and other current assets	(288,000)	7,000	(216,000)
Trade accounts payable and other accrued liabilities	432,000	(737,000)	(407,000)
Current deferred income	(619,000)	608,000	625,000
Income taxes payable	483,000	(7,000)	(515,000)

Net cash provided by (used in) operating activities of continuing operations	236,000	(1,394,000)	(868,000)

Investing Activities
Maturities of marketable securities	22,202,000	8,864,000	9,665,000
Funds invested in marketable securities	(69,023,000)	(7,905,000)	(9,282,000)
Reimbursement proceeds from community facilities district	2,422,000	—	6,068,000
Proceeds from sale of real estate	—	618,000	1,117,000
Property and equipment disposals	—	44,000	58,000
Property and equipment expenditures	(6,664,000)	(8,354,000)	(10,111,000)
Investment in unconsolidated joint ventures	(551,000)	—	(1,481,000)
Other	(166,000)	—	(76,000)

Net cash used in investing activities of continuing operations	(51,780,000)	(6,733,000)	(4,042,000)
Financing Activities
Net proceeds from private equity placement	51,656,000	—	—
Proceeds from short-term debt	—	—	165,000
Payments on short-term debt	(81,000)	(79,000)	—
Borrowing of long-term debt	—	545,000	—
Repayment of long-term debt	(10,022,000)	(12,000)	(4,000)
Exercise of stock options	2,607,000	2,823,000	1,649,000

Net cash provided by financing activities of continuing operations	44,160,000	3,277,000	1,810,000
Net change in discontinued operations	4,753,000	1,238,000	5,146,000

Increase (decrease) in cash and cash equivalents	(2,631,000)	(3,612,000)	2,046,000
Cash and cash equivalents at beginning of year	9,323,000	12,935,000	10,889,000

Cash and cash equivalents at end of year	$6,692,000	$9,323,000	$12,935,000

Supplemental Cash Flow Information
Interest paid (net of amounts capitalized)	$76,000	$113,000	$134,000

Income taxes paid	$68,000	$44,000	$609,000

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co. and the accounts of all subsidiaries, and investments in which a controlling interest is held by Tejon Ranch Co. (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for under the equity method of accounting and, accordingly, are reflected as adjusted for capital contributions, distributions, and the Company’s equity in net income or loss of the respective joint venture.

Reclassification

Certain amounts included in the 2003 and 2002 financial statements have been reclassified to conform to the current year presentation. Reclassifications are primarily related to discontinued operations.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

Marketable Securities

The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Company classifies all marketable securities as available-for-sale. These are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income(loss) in the consolidated statements of stockholders’ equity.

Credit Risk

The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at their estimated fair values in the consolidated balance sheets.

In 2004, Hughson Nut, a purchaser of almonds accounted for approximately 13% of revenues from continuing operations and Pistachio Growers Incorporated, a purchaser of pistachios, accounted for 10% of revenues from continuing operations. In 2003, no single customer accounted for more than 10% of the Company’s revenues from continuing operations. During 2002, Pistachio Growers Incorporated accounted for approximately 11% of revenues from continuing operations.

The Company maintains its cash and cash equivalents in federally insured financial institutions. The account balances at these institutions periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant.

Farm Inventories

Costs of bringing crops to harvest are inventoried when incurred. Such costs are expensed when the crops are sold. Costs during the current year related to the next year’s crop are inventoried and carried in inventory until the matching crop is harvested and sold. Farm inventories held for sale are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis (presumed to be at cost) carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Buildings and improvements are depreciated over a 10-year to 27.5-year life. Machinery, water pipelines, furniture, fixtures, and other equipment are depreciated over a three-year to 10-year life depending on the type of asset. Vineyards and orchards are generally depreciated over a 20-year life with irrigation systems over a 10-year life. Oil, gas and mineral reserves have not been appraised, and accordingly no value has been assigned to them.

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

At the time crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard (almonds, pistachios, and walnuts) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company’s fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments decreased farming revenue $34,000 in 2004, and increased farming revenue by $534,000 in 2003, and $25,000 in 2002.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a Secretary of Agriculture approved marketing order. At December 31, 2004, 2003, and 2002, no such withholding was mandated.

Common Stock Options and Grants

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

Restricted stock grants and restricted stock units are expensed over the expected vesting period. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update its estimates and reflect any changes to the estimate in the income statement.

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted-average number of shares of common stock outstanding during the year (15,516,954 in 2004, 14,484,058 in 2003, and 14,373,140 in 2002). Diluted net income (loss) per share is based upon the weighted-average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options per SFAS No. 128, “Earnings Per Share” (15,901,786 in 2004, 14,798,657 in 2003, and 14,612,029 in 2002). The weighted-average additional number of shares relating to dilutive stock options was 384,832 in 2004, 314,599 in 2003, and 238,889 in 2002. For 2004, diluted net loss per share from continuing operations is based on the weighted-average number of shares of common stock outstanding because the impact of stock options is antidilutive. For 2003, diluted net loss per share is based on the weighted-average number of shares of common stock outstanding because the impact of stock options is antidilutive.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2004 and 2003, management of the Company believes that none of its assets are impaired.

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

Rental Income

Minimum rent revenues are generally recognized on a straight-line basis over the respective initial lease term unless there is considerable risk as to collectibility.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2004 or 2003.

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

New Accounting Pronouncements

The accounting policies adopted during 2004 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. This interpretation addresses consolidation by business enterprises of joint ventures and special purpose entities (described as variable interest entities in this interpretation) that have certain characteristics. The Company did not enter into any arrangements with the characteristics of a variable interest entity during 2003, or 2004. The Company completed its assessments of its existing joint ventures and concluded that its existing joint ventures are not variable interest entities and do not meet the consolidation requirements under FASB Interpretation No. 46.

On October 13, 2004, FASB concluded that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company therefore would be required to apply Statement 123R beginning July 1, 2005. The Company currently follows Accounting Principals Board Opinion No. 25. “Accounting for Stock Issued to Employees” and, because the exercise price of stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. The potential impact to the Company of applying Statement 123R is shown in Note 7 – of the Notes to the Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At this time, we believe the adoption of this statement will have no material impact on our results of operations or our financial condition during 2005.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS Nos. 66 and 67 in regard to the recognition of revenues and costs associated with real estate time-sharing activities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement will have no impact to our results of operations or financial condition because we do not at the present time participate in real estate time-sharing activities.

During December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement will have no impact on our results of operations and financial condition due to historically having no nonmonetary asset exchanges.

2. DISCONTINUED OPERATIONS

During March 2004, the Company agreed to sell its ownership interest in Pacific Almond, its almond processing plant. The sale was completed in April 2004 and all assets and liabilities were assumed by the purchasing party. Management sold this business to provide additional capital for its core real estate development business.

During May 2004, the Company decided to offer for sale the commercial buildings that it owns in Phoenix, Arizona. Management decided to offer these buildings for sale in order to provide additional capital for its core real estate development business. The sale of these buildings was completed during November 2004.

Revenues from the discontinued operations of the almond processing plant consisted of charges generated from the hulling, shelling and processing of almonds. Expenses from the discontinued operations of the almond processing plant consist primarily of labor costs, materials and energy required to operate the hulling shelling and processing operations and interest related to debt on the processing plant. The revenues and expenses of this operation had previously been included in the farming segment. The sale of our interest in this business for $1,747,000 resulted in a profit of approximately $800,000, before tax during 2004.

Revenues from the commercial buildings in Phoenix include tenant rents and common area maintenance fees. Expenses consist of property taxes, interest related to debt on buildings, property management fees, and other similar costs incurred in the maintenance and leasing of property. The buildings were sold for $10.5 million, resulting in a gain after all transaction costs of $1,258,000. The operating results for these buildings were previously included in the commercial/industrial real estate segment. Interest expense for discontinued operations is based upon debt outstanding that was secured by the assets of the discontinued operations.

Discontinued operations for 2003 provided net income of $242,000 compared to net income of $100,000 for the same period of 2002. The improvement from the prior year is primarily due to the inclusion of losses related to the final liquidation of our cattle operations in the 2002 discontinued operations numbers.

The process of selling the Company’s breeding herd, stocker cattle herd, and feedlot was completed in April 2002. Revenues from the cattle and feedlot division during 2002 consisted of sales of cattle and expenses consisted of cost of sales related to the sale of cattle.

Previously reported financial statements have been reclassified to reflect the discontinuance of these businesses. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from the continuing operations.

Net assets of the discontinued operations at December 31:

	2004	2003
Current asset
Almond processing plant	$—	$3,307,000
Commercial buildings	—	8,286,000

Total	—	11,593,000

Current liabilities
Almond processing plant	—	1,906,000
Commercial buildings	—	4,989,000

Total	—	6,895,000

Net assets
Almond processing plant	—	1,401,000
Commercial buildings	—	3,297,000

Total	$—	$4,698,000

Operating results of the discontinued operations for the period ending December 31 were as follows :

	2004	2003	2002
Revenues
Almond processing plant	$1,109,000	$1,888,000	$2,086,000
Commercial buildings	11,157,000	1,170,000	1,089,000
Cattle operations	—	—	3,706,000

Total	12,266,000	3,058,000	6,881,000

Expenses
Almond processing plant	465,000	2,061,000	1,860,000
Commercial buildings	9,549,000	552,000	583,000
Cattle operations	—	—	4,088,000

Total	10,014,000	2,613,000	6,531,000

Interest Expense
Almond processing plant	76,000	113,000	116,000
Cattle operations	—	—	18,000

Total	76,000	113,000	134,000

Income (loss) from discontinued operations before taxes
Almond processing plant	568,000	(286,000)	110,000
Commercial buildings	1,608,000	618,000	506,000
Cattle operations	—	—	(400,000)

Total	2,176,000	332,000	216,000

Minority interest
Almond processing plant	75,000	71,000	(52,000)

Income tax provision (benefit)
Almond processing plant	257,000	(86,000)	22,000
Commercial buildings	643,000	247,000	194,000
Cattle operations	—	—	(152,000)

Total	900,000	161,000	64,000

Income (loss) from discontinued operations, net of taxes
Almond processing plant	386,000	(129,000)	36,000
Commercial buildings	965,000	371,000	312,000
Cattle operations	—	—	(248,000)

Total	$1,351,000	$242,000	$100,000

3. MARKETABLE SECURITIES

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

	2004		2003
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
U.S. Treasury and agency notes	$38,763,000	$38,652,000	$6,880,000	$6,988,000
Corporate notes	19,154,000	19,048,000	4,216,000	4,259,000

	$57,917,000	$57,700,000	$11,096,000	$11,247,000

As of December 31, 2004, the adjustment to accumulated other comprehensive income(loss) in consolidated statements of stockholders’ equity reflects a decline in market value of available-for-sale securities resulting in an unrealized loss of $221,000, which is net of a tax benefit of $147,000. As of December 31, 2004, the Company’s gross unrealized holding gains equal $138,000 and gross unrealized holding losses equal $355,000. On December 31, 2004, the average maturity of U.S. Treasury and agency securities and corporate notes was four years. Currently, the Company has no securities with a weighted-average life of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, estimated fair value is determined using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of “A” or better.

4. INVENTORIES

Inventories consist of the following at December 31:

	2004	2003
Farming inventories	$1,237,000	$986,000
Other	109,000	85,000

	$1,346,000	1,071,000

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

	2004	2003
Land and land improvements	$5,840,000	$5,873,000
Buildings and improvements	12,324,000	12,224,000
Machinery, water pipelines, furniture fixtures and other equipment	6,979,000	6,699,000
Vineyards and orchards	23,315,000	23,265,000
Development in process	39,006,000	35,532,000

	87,465,000	83,593,000
Less allowance for depreciation	(27,663,000)	(25,736,000)

	$59,802,000	$57,857,000

During the year ended December 31, 2004, the Company received $2,422,000 of reimbursement proceeds related to a community facilities district bond issuance. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Industrial Complex and were reflected as a reduction to development in process. During 2003, the Company received no reimbursement proceeds.

6. SHORT-TERM AND LONG-TERM DEBT

At December 31, 2004 and 2003, there was $80,000 and $161,000, respectively, of short-term debt outstanding related to the financing of equipment and financial software. On all short-term debt arrangements, interest and principal is payable monthly. The weighted-average interest rate on short-term debt was 5.00% for 2004 and 2003.

Long-term debt consists of the following at December 31:

	2004	2003
Notes payable to a bank	$492,000	$10,514,000
Less current portion	(23,000)	(22,000)

	$469,000	$10,492,000

The Company has a long-term revolving line of credit of $30,000,000 that, as of December 31, 2004, had no outstanding balance. This credit facility bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow as necessary. Any outstanding principal balance on this credit facility is due and payable in full on June 5, 2007. This note is secured by all of the Company’s farm acreage. The remaining long-term debt, less current portion of $23,000, is $469,000 at December 31, 2004. This debt is being used to provide long-term financing for a building being leased to Starbucks. This debt is secured by the leased building and land.

The amount of the line of credit and the short-term and long-term debt instruments listed above approximate the fair value of the instruments. The Company is subject to covenants pursuant to the above debt agreements and is in compliance with all of the covenants at December 31, 2004.

Interest incurred and paid was $646,000, $1,013,000, and $1,381,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The Company’s capitalized interest costs were $570,000, $900,000, and $1,246,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Maturities of long-term debt at December 31, 2004 are $23,000 in 2005, $25,000 in 2006, $27,000 in 2007, $29,000 in 2008, $30,000 in 2009, and $358,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

7. COMMON STOCK AND STOCK OPTION INFORMATION

The 1998 Stock Incentive Plan (the “1998 Plan”) originally provided for the grant of awards to employees, consultants, and advisors of the Company with respect to 800,000 shares of common stock. On March 6, 2001, the Board of Directors adopted an amendment to the 1998 Plan. The purpose of the amendment was to provide additional shares under the 1998 Plan to cover new award grants. The amendment provides for an additional 800,000 shares to be available for awards under the 1998 Plan. Since the adoption of the 1998 Plan through December 31, 2004, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 241,386 of which have been exercised, leaving 887,906 granted options outstanding at December 31, 2004.

The Non-Employee Director Stock Incentive Plan (the “NDSI Plan”) is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. On March 6, 2001, the Board of Directors adopted an amendment to extend the date through which awards can be granted under the NDSI Plan from December 31, 2002 to December 31, 2007 and the date through which shares can be issued from December 31, 2012 to December 31, 2017. Since the adoption of the NDSI Plan through December 31, 2004, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 581 options have been exercised, leaving 82,937 granted options outstanding at December 31, 2004.

During 2004, 2003, and 2002, no compensation expense was recorded related to the granting of stock options. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options granted in January 2003 and December 2002: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of the Company’s common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options were granted during 2004.

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

Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, in 2004, 2003 and 2002, the Company’s net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table as of December 31:

	2004	2003	2002
Net income (loss) as reported	$389,000	$(2,927,000)	$243,000
Add: Stock option employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—
Deduct: Total stock option employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,158,000)	(1,209,000)	(997,000)

Pro forma net loss	$(769,000)	$(4,136,000)	$(754,000)

Net income (loss) per share:
Basic - as reported	$0.03	$(0.20)	$0.01
Basic - pro forma	$(0.05)	$(0.28)	$(0.05)
Diluted - as reported	$0.03	$(0.20)	$0.01
Diluted - pro forma	$(0.05)	$(0.28)	$(0.05)

The following is a summary of the Company’s stock option activity and related information for the years ended December 31, follows:

	2004		2003		2002
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of year	1,096,424	$23.36	1,268,449	$22.94	1,080,162	$21.48
Granted	—	—	11,351	27.90	275,710	27.51
Exercised	(125,581)	20.76	(141,894)	19.31	(85,800)	19.23
Forfeited/Cancelled	—	—	(41,482)	25.52	(1,623)	24.49

Outstanding end of year	970,843	$23.70	1,096,424	$23.36	1,268,449	$22.94

Options exercisable end of year	634,045	$23.23	551,980	$23.22	485,698	$21.22

The weighted average fair value per share of options granted per the Black-Scholes model in 2003 was $9.51, and in 2002 was $9.36.

Exercise prices for options outstanding as of December 31, 2004 ranged from $16.00 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

8. STOCK COMPENSATION PLAN

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance related objectives. Performance related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted potential stock awards in a range from zero shares if below threshold performance to 276,369 shares for threshold performance and a maximum of 483,270 shares for maximum performance to current employees in the plan. Theses shares are being expensed over the expected vesting period based on each performance criterion. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. Each period the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan for the year 2004 is $1,914,000.

Under the Board of Directors compensation plan each Director will receive a portion of their annual compensation in restricted stock (unless that Director beneficially controls over 15% of Company stock) and a portion in cash. Each Director has the option of electing to receive the cash portion of his annual retainer in restricted stock. During 2004, 12,104 shares of stock were granted with a one-year vesting period. Total expense related to Director stock compensation for the year 2004 is $230,000.

9. INTEREST RATE RISK MANAGEMENT

At December 31, 2004, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) entered into an interest rate swap agreement with respect to $8.0 million of its long term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of December 31, 2004, the Company’s portion of the fair value of the interest rate swap was a loss of $88,000. Estimated fair value of the swap was determined by market price quotes as of December 31, 2004, received from the joint venture’s bank.

At December 31, 2003, the Company had an outstanding interest rate swap agreement with respect to $1.3 million of its long term debt to manage interest rate risk by converting floating-interest-rate debt to fixed-rate-debt. This swap agreement was for a period of five years, and was a contract to exchange variable-rate for fixed-rate interest payments periodically over the lives of the agreements. This interest rate swap was removed in March 2004 and the cost associated with the removal of the interest rate swap is included in discontinued operations.

As of December 31, 2003 and 2002, the cumulative decrease in the fair value of the interest rate swaps was $65,000 and $343,000, respectively. Changes in the fair value of the interest rate swaps are reported in accumulated other comprehensive income, net of applicable income taxes. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. In 2004, $53,000 of costs was reclassified to interest expense relate to a swap at Pacific Almond. This cost is shown in discontinued operations. No such amounts were reclassified to interest expense during 2003 or 2002.

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

	2004	2003	2002
Total provision (benefit):
Continuing operations	$(784,000)	$(1,989,000)	$85,000
Discontinued operations	900,000	161,000	64,000

	$116,000	$(1,828,000)	$149,000

Federal:
Current	$2,550,000	$—	$(2,000)
Deferred	(2,466,000)	(1,576,000)	93,000

	84,000	(1,576,000)	91,000

State:
Current	687,000	—	9,000
Deferred	(655,000)	(252,000)	49,000

	32,000	(252,000)	58,000

	$116,000	$(1,828,000)	$149,000

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows at December 31:

	2004	2003	2002
Income tax (benefit) at the statutory rate	$(594,000)	$(1,754,000)	$78,000
State income taxes, net of Federal benefit	(105,000)	(283,000)	12,000
Other, net	(85,000)	48,000	(5,000)

Continuing operations	(784,000)	(1,989,000)	85,000

Income tax (benefit) at the statutory rate	765,000	137,000	56,000
State income taxes, net of Federal benefit	123,000	22,000	9,000
Other, net	12,000	2,000	(1,000)

Discontinued operations	900,000	161,000	64,000

	$116,000	$(1,828,000)	$149,000

Other differences in above table primarily consist of permanent depletion benefits related to the Company’s oil and mineral royalty activities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2004	2003
Deferred income tax assets:
Accrued expenses	$150,000	$211,000
Prepaid revenues	214,000	346,000
Capitalization of costs	1,268,000	216,000
Pension adjustment	929,000	751,000
Stock grant expense	869,000	—
Joint venture allocations	163,000	21,000
Net operating loss carryforward	—	2,231,000
Other	202,000	376,000

Total deferred income tax assets	3,795,000	4,152,000

Deferred income tax liabilities:
Deferred gains	762,000	2,674,000
Depreciation	412,000	238,000
Cost of sales allocations	1,059,000	1,059,000
Joint venture allocations	585,000	591,000
Straight line rent	260,000	256,000
Other	406,000	351,000

Total deferred income tax liabilities	3,484,000	5,169,000

Net deferred income tax asset (liabilities)	$311,000	$(1,017,000)

The net deferred tax asset for 2004 is included in prepaid expenses and other current assets and other assets on the balance sheet. Due to the nature of the net deferred tax assets, the Company believes these assets will be utilized in future years through operations. Therefore, no valuation allowance has been established.

During 2004 and 2003, the Company recognized certain net tax benefits related to stock option plans in the amount of $819,000 and $524,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital.

The Company made net payments of income taxes of $68,000, $44,000, and $609,000 during 2004, 2003 and 2002, respectively.

11. LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 61 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $5,339,000 and $2,389,000, respectively, at December 31, 2004. Income from commercial rents included in real estate revenue, excluding percentage rents based on sales revenues, included in real estate revenue was $2,422,000 in 2004, $3,028,000 in 2003, and $2,035,000 in 2002. Future minimum rental income on noncancelable operating leases as of December 31, 2004 is $1,463,000 in 2005, $1,521,000 in 2006, $1,401,000 in 2007, $1,194,000 in 2008, $1,034,000 in 2009, and $7,972,000 for years thereafter.

12. COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2005 are $1,445,000, before any potential credits are received, whether or not water is available or is used. Minimum payments made under these contracts were approximately $1,635,000 in 2004, $821,000 in 2003, and $928,000 in 2002.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District (“CFD”), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23.9 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2004, $2,422,000 was reimbursed and in 2002, $6,068,000 was reimbursed. In 2004, 2003 and 2002, the Company paid approximately $101,000, $96,000 and $50,000, respectively, in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2005 of approximately $150,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At December 31, 2004, the Company was guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building to lease. The amount of the loan is approximately $12,021,000 and the maturity date of this loan is January 2006. The Company believes it is unlikely that it will ever be required to make payments under this guarantee. Therefore, no liabilities related to the guarantee have been recorded as of December 31, 2004 or 2003.

The Company leases land to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. National’s former subtenant, Systech Environmental Corporation, is performing studies for the California Department of Toxic Substances Control in order to achieve regulatory closure for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from the Company.

The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation (“Lafarge”), the current tenant National, and the Company to, among other things, investigate the source and extent of the contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils from the property that were the principal source of the contamination.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3)	Former industrial waste landfill. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the landfill. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains as an ongoing activity. Lafarge previously removed waste historically disposed of in the landfill and transported that waste off-site for disposal.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains as an on-going activity. Some oil contamination located beneath plant buildings and equipment remains on the property.

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

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenged the County’s certification of the environmental impact report, or EIR, for Tejon Industrial Complex-East, or TIC-East, the Company’s 1,100-acre expansion of the industrial park at the south end of the San Joaquin Valley. Principal environmental issues raised in the suit involved the project’s likely effects on air quality and endangered species, the impact of converting farmland to developed land and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on Company land and elsewhere. The suit also challenged the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. Two subsidiaries of the Company are the real parties in interest. The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.

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

A supplemental environmental analysis has been prepared to address the air quality and biological issues described above. In response to comments from the county staff we are changing the uses allowed under the specific plan and increasing the mitigation measures to be provided, which will serve to further reduce the air quality impacts addressed by the court. These changes to allowed uses are not expected to be material from a commercial perspective because they principally delete uses which are not considered to be commercially viable but which were generally permitted by the previous specific plan. The project approvals, including the changes described above, will be resubmitted to the Board of Supervisors for consideration and action in light of the additional information contained in the supplemental environmental analysis. Kern County is expected to act on the corrected EIR incorporating the supplemental environmental analysis and to act on the project approvals during the summer of 2005, after which the corrected EIR will be returned to the court for its review. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can develop the land.

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed for all time based on various principles of water law and on negotiations among the principal parties or groups of water users. It is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the project’s needs will continue to be available for its use.

13. RETIREMENT PLAN

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

Change in benefit obligation
Benefit obligation at beginning of year	$3,896,000	$4,097,000
Service cost	231,000	233,000
Interest cost	193,000	190,000
Actuarial gain (loss)	27,000	(549,000)
Benefits/expenses paid	(340,000)	(75,000)

Benefit obligation at end of year	$4,007,000	$3,896,000

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,498,000	$1,897,000
Actual return on plan assets	151,000	344,000
Employer contribution	348,000	332,000
Benefits/expenses paid	(340,000)	(75,000)

Fair value of plan assets at end of year	$2,657,000	$2,498,000

Funded status	$(1,350,000)	$(1,398,000)
Unrecognized net actuarial gain	301,000	274,000
Adjustments related to minimum liability	(301,000)	(274,000)

Minimum pension liability	$(1,350,000)	$(1,398,000)

In accordance with the provisions of SFAS No. 87, “Employers Accounting for Pensions,” the Company recorded a minimum pension liability in 2004 representing the excess of the benefit obligation, $4,007,000, over the fair value of plan assets, $2,657,000. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 2004 is reported in accumulated other comprehensive income (loss), net of applicable deferred income taxes. The Company also had a minimum pension liability at the end of 2003. For 2005, the Company is estimating that contributions to the pension plan will total approximately $350,000. Based on actuarial estimates, it is expected that annual benefit payments will average approximately $75,000 per year over the next five years.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2004, the investment mix was 73% equity, 22% debt, and 5% money markets. Equity investments consist of value funds, growth funds, and large cap funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 5% and 4%, respectively in 2004 and 2003. The expected long-term rate of return on plan assets was 7.5% in 2004 and 2003. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

Total pension and retirement expense was as follows for each of the years ended December 31:

	2004	2003	2002
Cost components:
Service cost-benefits earned during the period	$(231,000)	$(233,000)	$(185,000)
Interest cost on projected benefit obligation	(193,000)	(190,000)	(186,000)
Expected return on plan assets	99,000	20,000	83,000
Net amortization and deferral	—	—	20,000

Total net periodic pension cost	$(325,000)	$(403,000)	$(268,000)

The Company has a Supplemental Executive Retirement Plan (the “SERP”) to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded, but an associated minimum pension liability of $818,000 is reflected in the Company’s consolidated balance sheet as other liabilities. The assumptions used in determining the SERP benefit are the same as used in the defined plan. The periodic cost for the SERP was $127,000 in 2004. The Company recognized no periodic cost related to the SERP in 2003 and 2002. The Company also provides a 401-k plan to its employees and contributed $31,000, $30,000, and $38,000 for 2004, 2003 and 2002, respectively.

14. BUSINESS SEGMENTS

The Company operates principally in the farming and real estate industries. The farming segment involves those operations related to permanent crops, leasing farmland, and the supervision of farming activities. The real estate segment involves rents and royalties from lessees of Company-owned properties and real estate entitlement and development activities in the commercial/industrial segment and real estate entitlement activities within the resort/residential segment.

Information pertaining to the Company’s business segments follows for each of the years ended December 31:

	2004	2003	2002
Segment profits from continuing operations:
Real Estate - commercial/industrial	$2,027,000	$2,317,000	$3,549,000
Real Estate - resort/residential	(1,987,000)	(2,165,000)	(1,384,000)
Farming	3,772,000	(1,333,000)	463,000

Segment profits from continuing operations	3,812,000	(1,181,000)	2,628,000
Interest income	1,026,000	366,000	795,000
Other income	32,000	37,000	98,000
Corporate expenses	(6,623,000)	(4,032,000)	(3,824,000)

Loss from continuing operations before equity in earnings (losses) of unconsolidated joint ventures	(1,753,000)	(4,810,000)	(303,000)
Equity in earnings (losses) of unconsolidated joint ventures	7,000	(348,000)	531,000

Income (loss) from continuing operations before income tax provision (benefit)	$(1,746,000)	$(5,158,000)	$228,000

	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2004
Real estate - commercial/industrial	$22,030,000	$826,000	$2,288,000
Real estate - resort/residential	26,177,000	45,000	2,924,000
Farming	17,980,000	970,000	997,000
Corporate	72,017,000	456,000	455,000

Total	$138,204,000	$2,297,000	$6,664,000

2003
Real estate - commercial/industrial	$21,233,000	$585,000	$6,679,000
Real estate - resort/residential	22,922,000	48,000	306,000
Farming	14,345,000	944,000	685,000
Corporate	39,786,000	617,000	684,000

Total	$98,286,000	$2,194,000	$8,354,000

2002
Real estate - commercial/industrial	$19,847,000	$531,000	$3,573,000
Real estate - resort/residential	18,899,000	55,000	5,427,000
Farming	14,089,000	965,000	528,000
Corporate	47,961,000	613,000	583,000

Total	$100,796,000	$2,164,000	$10,111,000

Segment profits are total revenues less operating expenses, excluding interest, and corporate expenses. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, marketable securities, deferred income taxes, land and buildings and include the assets of discontinued operations. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis (presumed to be at cost) carried by the Company’s predecessor.

The consolidated financial statements for prior periods have been reclassified to reflect the segregation of continuing and discontinued operations. The information presented above for 2003 and 2002 reflects the removal of the almond processing business, the investment buildings in Phoenix and for 2002 the cattle operations. There were no assets of discontinued operations at December 31, 2004, as they were disposed of during 2004.

15. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated :

	Total Revenue (1)(3)	Segment Profit (Loss)(3)	Income (Loss)	Net Income (Loss) Per Share (2)
2004
First quarter	$2,117,000	$(782,000)	$(1,267,000)	$(0.09)
Second quarter	2,585,000	(290,000)	(476,000)	(0.03)
Third quarter	7,369,000	1,280,000	127,000	0.01
Fourth quarter	9,899,000	3,604,000	2,005,000	0.12

	$21,970,000	$3,812,000	$389,000

2003
First quarter	$2,404,000	$(139,000)	$(533,000)	$(0.04)
Second quarter	2,846,000	88,000	(414,000)	(0.02)
Third quarter	3,692,000	(143,000)	(660,000)	(0.05)
Fourth quarter	6,709,000	(987,000)	(1,320,000)	(0.09)

	$15,651,000	$(1,181,000)	$(2,927,000)

(1)	Includes interest income and other income.
(2)	Net income (loss) per share on a diluted basis.
(3)	Certain amounts have been reclassified to conform to current period presentation to reflect discontinued operations.

16. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for these investments in unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at December 31, 2004 was $2,320,000. The equity in the net loss of the unconsolidated joint ventures was $7,000 for the twelve months ended December 31, 2004. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The joint venture has not been consolidated as of December 31, 2004, because the joint venture is not a variable interest entity and the Company does not control the investment. The Company does not control the investment due to 50% voting rights and our partner performs the day-to-day operations at the facility. At December 31, 2004, the Company had an equity balance of $1,155,000 in this joint venture.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2004, the Company’s equity investment balance in this joint venture was $596,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At December 31. 2004, the Company’s equity investment balance was $569,000.

Condensed financial information of the Company’s unconsolidated joint ventures as of and for the year ended December 31 is as follows:

Condensed Combined Statement of Operations Information

	2004	2003
Net sales	$58,712,000	$48,436,000

Net loss	$(318,000)	$(661,000)

Partner’s share of net loss	$(325,000)	$(313,000)

Equity in earnings (loss) of unconsolidated joint ventures	$7,000	$(348,000)

Condensed Combined Balance Sheet Information

	2004	2003
Current assets	$7,992,000	$4,961,000
Propety and equipment, net	45,362,000	43,138,000
Other assets	124,000	—
Long-term debt	(24,458,000)	(25,082,000)
Other liabilities	(5,396,000)	(3,343,000)

Net assets	$23,624,000	$19,674,000

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

17. PRIVATE PLACEMENT

On May 6, 2004, the Company, completed a private placement of shares of its common stock, par value $0.50 per share (“Common Shares”), and additional investment rights to purchase Common Shares (“Additional Investment Rights”) pursuant to a Securities Purchase Agreement between the Company and the buyers of the stock.

The Company issued 1,234,187 Common Shares to the Buyers for a purchase price per share of $32.41, or aggregate gross proceeds of approximately $40.0 million. The Buyers also received First Additional Investment Rights to purchase 308,546 Common Shares at an exercise price of $32.41 per share and Second Additional Investment Rights to purchase 140,248 Common Shares at an exercise price of $35.65 per share. Their First and Second Additional Investment Rights were exercised during 2004 resulting in additional aggregate gross proceeds of approximately $15.0 million.