Form 10-Q
period 2005-03-31
TEJON RANCH CO
filed 2005-05-09
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒    No ☐

Total Shares of Common Stock issued and outstanding on May 9, 2005, were 16,461,191

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31
	2005	2004
Revenues:
Real estate - commercial/industrial	$2,748	$1,992
Farming	812	32

Total revenues	3,560	2,024
Costs and Expenses:
Real estate - commercial/industrial	2,169	1,984
Real estate - resort/residential	598	397
Farming	827	409
Corporate expenses	1,815	1,133

Total expenses	5,409	3,923

Operating loss	(1,849)	(1,899)
Other Income:
Investment income	581	93
Other	9	—

Total other income	590	93
Loss from continuing operations before equity in losses of unconsolidated joint ventures	(1,259)	(1,806)
Equity in losses of unconsolidated joint ventures, net	(458)	(289)

Operating loss before income tax benefit	(1,717)	(2,095)
Income tax benefit	(733)	(838)

Loss from continuing operations	(984)	(1,257)
Loss from discontinued operations, net of applicable income taxes	—	(10)

Net loss	$(984)	$(1,267)

Loss from continuing operations per share, basic	$(0.06)	$(0.09)
Loss from discontinued operations per share, basic	—	—

Net loss per share, basic	$(0.06)	$(0.09)

Loss from continuing operations per share, diluted	$(0.06)	$(0.09)
Loss from discontinued operations per share, diluted	—	—

Net loss per share, diluted	$(0.06)	$(0.09)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$967	$6,692
Marketable securities - available for sale	62,362	57,700
Accounts receivable	5,723	8,204
Inventories	2,776	1,346
Prepaid expenses and other	3,866	1,761

Total current assets	75,694	75,703

Property and equipment - net	61,177	59,802
Other assets	2,520	2,699

TOTAL ASSETS	$139,391	$138,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,334	$1,752
Other accrued liabilities	635	112
Deferred income	1,270	1,024
Income tax payable	—	483
Short-term debt	80	80
Current portion of long-term debt	24	23

Total current liabilities	3,343	3,474

Long-term debt, less current portion	463	469
Other liabilities	818	818
Minimum pension liability	1,350	1,350

Commitments and contingencies
Stockholders’ equity:
Common stock	8,230	8,193
Additional paid-in capital	94,705	91,956
Deferred compensation	(505)	(568)
Accumulated other comprehensive loss	(2,184)	(1,643)
Retained earnings	33,171	34,155

Total stockholders’ equity	133,417	132,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,391	$138,204

Balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31
	2005	2004
OPERATING ACTIVITIES
Net loss	$(984)	$(1,267)
Items not affecting cash:
Depreciation and amortization	414	543
Equity in losses of unconsolidated joint ventures - net	458	289
Deferred compensation - stock grants	650	11
Deferred income taxes	(307)	—
Tax benefit from exercise of stock options	646	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(873)	(626)
Current liabilities, net	351	(668)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	355	(1,718)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	712	1,688
Funds invested in marketable securities	(6,438)	(2,661)
Reimbursement proceeds from community facilities district	—	2,422
Property and equipment expenditures	(1,727)	(1,217)
Investment in unconsolidated joint ventures	(175)	(250)

NET CASH USED IN INVESTING ACTIVITIES	(7,628)	(18)
FINANCING ACTIVITIES
Payments of short-term borrowings	—	(40)
Payments of long-term debt	(5)	(2,507)
Proceeds from exercise of stock options	1,559	19
Additional costs related to private placement	(6)	—

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	1,548	(2,528)
NET CHANGE IN DISCONTINUED OPERATIONS	—	74

DECREASE IN CASH AND CASH EQUIVALENTS	(5,725)	(4,190)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,692	9,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$967	$5,133

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2004	14,554,422	$7,278	$35,077	$—	$(1,478)	$33,766	$74,643
Net income	—	—	—	—	—	389	389
Changes in unrealized losses on available-for-sale securities, net of taxes of $147	—	—	—	—	(221)	—	(221)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $26	—	—	—	—	39	—	39
Benefit Plan adjustments, net of taxes of $23	—	—	—	—	(37)		(37)
Interest rate swap adjustment, net of taxes of $11	—	—	—	—	54		54

Comprehensive Income	—	—	—	—	—	—	224

Net proceeds from private equity placement	1,682,981	841	50,815	—	—	—	51,656
Stock compensation	—		1,881	—	—	—	1,881
Exercise of stock options and related tax benefit $819	125,581	63	3,363	—	—	—	3,426
Stock issuance	23,515	11	820	(831)	—	—	—
Amortization of deferred compensation	—	—	—	263	—	—	263

Balance at December 31, 2004	16,386,499	8,193	91,956	(568)	(1,643)	34,155	$132,093
Net loss	—	—	—	—	—	(984)	(984)
Changes in unrealized losses on available-for-sale securities, net of taxes of $400	—	—	—	—	(601)	—	(601)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $40	—	—	—	—	60	—	60

Comprehensive loss							(1,525)

Additional cost related to private placement	—	—	(6)	—	—	—	(6)
Stock compensation	—	—	557	—	—	—	557
Exercise of stock options and related tax benefit of $646	74,002	37	2,168	—	—	—	2,205
Stock issuance	690	—	30	—	—	—	30
Amortization of deferred compensation	—	—	—	63	—	—	63

Balance at March 31, 2005	16,461,191	$8,230	$94,705	$(505)	$(2,184)	$33,171	$133,417

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE A – BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and Subsidiaries, or the Company, is furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Prior reporting periods have been reclassified to reflect the presentation of discontinued operations.

The Company has identified three reportable segments: real estate-commercial/industrial, real estate-resort/residential, and farming. Information for the Company’s reported segments is presented in its consolidated condensed statements of operations. The Company’s reporting segments follow the same accounting policies use for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors including pretax results.

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company's agricultural activities. Historically, the largest percentages of revenues are recognized during the third and fourth quarters.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three months ended March 31
	2005	2004
Weighted average number of shares outstanding:
Common stock	16,429,505	14,555,108
Commons stock equivalents - stock options	442,470	438,218

Diluted shares outstanding	16,871,975	14,993,326

For the three months ended March 31, 2005 and March 31, 2004, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because of the impact of common stock equivalents is antidilutive.

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

The following is a summary of available-for-sale securities at March 31, 2005 and December 31, 2004:

(in thousands)	March 31, 2005		December 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
U.S. Treasury and agency notes	$41,968	$41,266	$38,763	$38,652
Corporate notes and Commercial paper	21,612	21,096	19,154	19,048

	$63,580	$62,362	$57,917	$57,700

As of March 31, 2005, the adjustment to the accumulated other comprehensive loss in the consolidated stockholders’ equity reflects a decline in the market value of available-for-sale securities of $601,000, which is net of a tax benefit of $400,000. As of March 31, 2005, the Company’s gross unrealized holding gains equal $64,000 and gross unrealized holding losses equal $1,282,000. On March 31, 2005, the average maturity of U.S. Treasury and agency securities was 3.75 years and corporate notes was 3.25 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company's investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23.9 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimbursing the Company for public infrastructure related to the Tejon Industrial Complex development. There have been no reimbursements thus far during 2005. During 2004, the Company paid approximately $101,000 in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments in 2005 of approximately $150,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At March 31, 2005, the Company was guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building for lease or sale. The amount of the loan is $12,021,000, and the maturity date of this loan is January 2006. The Company believes it is unlikely that it will ever be required to make payments under this guarantee. Therefore, no liability related to the guarantee has been recorded as of March 31, 2005.

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

The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1.)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation, or Lafarge, the current tenant National, and the Company to, among other things, investigate the source and extent of the contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils from the property that were the principal source of the contamination.

(2.)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3.)	Former industrial waste landfill. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the landfill. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains as an ongoing activity. Lafarge previously removed waste historically disposed of in the landfill and transported that waste off-site for disposal.

(4.)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains as an on-going activity. Some oil contamination located beneath plant buildings and equipment remains on the property.

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

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenged the County’s certification of the environmental impact report, or EIR, for Tejon Industrial Complex-East, or TIC-East, the Company’s 1100-acre expansion of the industrial park at the south end of the San Joaquin Valley. The principal environmental issues raised in the suit involved the project’s likely effects on air quality and endangered species, the impact of converting farmland to developed land and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on Company land and elsewhere. The suit also challenged the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. Two subsidiaries of the Company are the real parties in interest. The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.

On October 24, 2003, the Kern County Superior Court issued a ruling in this case voiding the County’s certification of the EIR based on two grounds. First, the Court found that there was not sufficient evidence that the EIR adequately described the impacts that TIC-East would have on the air quality of the San Joaquin Valley air basin. The principal reason for this conclusion was that certain data and guidance provided by local air quality districts, which was cited, discussed and relied upon in the EIR, could not be used to support the County’s decision because it was not physically included in the administrative record. Second, two “species of concern” (i.e. species not listed under the state and federal endangered species acts but which are for other reasons required to be discussed in EIR's if they could be affected by a development) found on or near the project site were not specifically discussed in the EIR, due to an inadvertent oversight by the consulting biologists. The Court found that the EIR was adequate in all other aspects, and ruled in favor of the Company on separate claims asserted by plaintiffs under the laws governing planning and zoning in California. The Court retained jurisdiction over the case.

A supplemental environmental analysis has been prepared to address the air quality and biological issues described above. That supplemental environmental analysis is now being revised to incorporate comments from the county staff. In response to those comments, we are changing the uses allowed under the specific plan, which will serve to further reduce the air quality impacts addressed by the court. These changes to allowed uses are not expected to be material from a commercial perspective because they principally delete uses which are not considered to be commercially viable but which were generally permitted by the previous specific plan. The project approvals, including the changes described above, will be resubmitted to the County Board of Supervisors for consideration and action in light of the additional information contained in the supplemental environmental analysis. Kern County is expected to act on the corrected EIR incorporating the supplemental environmental analysis and to act on the project approvals during the summer of 2005, after which the corrected EIR will be returned to the court for its review. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can develop the land.

On November 29, 2004, a complaint was filed requesting the adjudication of the Antelope Valley ground water basin. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed for all time on various principles of water law and on negotiations among the principal parties or groups of water users. It is premature to ascertain what impact, if any, this case may have on the Centennial Project or the Company’s remaining land in the Antelope Valley. Because the water supply plan for the Centennial Project includes several sources of water in addition to ground water underlying the Company’s land, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate sufficient water to supply the project’s needs will continue to be available for its use.

For further discussion, refer to the Company’s Form 10-K, Part I, Item 3, - “Legal Proceedings.” There have been no significant changes since the filing of the 2004 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at March 31, 2005 is $2,136,000. The Company’s equity in the net loss of the unconsolidated joint ventures is $458,000 for the three months ended March 31, 2005. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza, in which the Company has a 60% ownership interest. This is a venture that owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The joint venture has not been consolidated as of March 31, 2005 because the joint venture is not a variable interest entity and the Company does not control the investment due to its 50% voting right and the fact that the Company’s partner is performing the day-to-day operations at the facility. At March 31, 2005, the Company had an equity balance of $1,010,000 in this joint venture.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At March 31, 2005, the Company’s equity investment balance in this joint venture was $567,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At March 31, 2005, the Company’s equity investment balance was $559,000.

Unaudited condensed financial information of the Company's unconsolidated joint ventures as of and for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

Condensed Combined Statement of Operations Information

	2005	2004
Net sales	$14,212	$12,417

Net loss	$(835)	$(567)
Partners’ share of net loss	(377)	(278)

Equity in net loss of unconsolidated joint ventures	$(458)	$(289)

Condensed Combined Balance Sheet Information

	2005	2004
Current assets	$8,499	$5,818
Property and equipment, net	45,746	43,272
Other Assets	112	136
Long-term debt	(24,286)	(24,932)
Other liabilities	(6,500)	(4,714)

Net assets	$23,571	$19,580

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F–DISCONTINUED OPERATIONS

During March 2004, the Company agreed to sell its ownership interest in Pacific Almond, its almond processing plant. The sale was completed in April 2004 and all assets and liabilities were assumed by the purchasing party. Management sold this business to provide additional capital for its core real estate development business.

During May 2004, the Company decided to offer for sale the commercial buildings that it owned in Phoenix, Arizona. Management decided to offer these buildings for sale in order to provide additional capital for its core real estate development business. The sale of these buildings was completed during November 2004.

Revenues from the discontinued operations of the almond processing plant consisted of charges generated from hulling, shelling and processing of almonds. Expenses from the discontinued operations of the almond processing plant consisted primarily of labor costs, materials and energy required to operate the hulling, shelling and processing operations. The revenues and expenses of this operation had previously been included in the farming segment. Interest expense for discontinued operations is based upon debt outstanding that was secured by the assets of the discontinued operation.

Revenues from the commercial buildings in Phoenix included tenant rents and common area maintenance fees. Expenses consisted of property taxes, interest, property management fees, and other similar costs incurred in the maintenance and leasing of property. The operating results for these buildings were previously included in the commercial/industrial real estate segment.

Previously reported financial statements have been reclassified to reflect the discontinuance of these businesses. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from the continuing operations.

There were no discontinued assets at March 31, 2005 or December 31, 2004.

Operating results of the discontinued operations for the three month period ended March 31, 2005 and 2004 were as follows:

	2005	2004
Revenues
Almond processing plant	$—	$317,000
Commercial buildings	—	289,000

Total	—	606,000
Expenses
Almond processing plant	—	467,000
Commercial buildings	—	154,000

Total	—	621,000
Interest Expense
Almond processing plant	—	76,000

Total	—	76,000
Income (loss) from discontinued operations before taxes
Almond processing plant	—	(226,000)
Commercial buildings	—	135,000

Total	—	(91,000)
Minority interest
Almond processing plant	—	75,000
Income tax provision (benefit)
Almond processing plant	—	(60,000)
Commercial buildings	—	54,000

Total	—	(6,000)
Income (loss) from discontinued operations, net of taxes
Almond processing plant	—	(91,000)
Commercial buildings	—	81,000

Total	$—	$(10,000)

NOTE G – INTEREST RATE RISK MANAGEMENT

At March 31, 2005, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) has an interest rate swap agreement with respect to $7.1 million of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of March 31, 2005, the Company’s portion of the fair value of the interest rate swap was $13,000. The estimated fair value of the swap was determined by market price quotes as of March 31, 2005, received from the joint venture’s bank.

NOTE H – STOCK OPTION INFORMATION

The 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through March 31, 2005, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 315,388 of which have been exercised, leaving 813,904 granted options outstanding at March 31, 2005. Stock options granted under the 1998 Plan have a contractual life of 10 years and on average vest over a five year period.

The Non-Employee Director Stock Incentive Plan, or the NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The NDSI Plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. Since the adoption of the NDSI Plan through March 31, 2005, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 581 option shares have been exercised, leaving 82,937 granted options outstanding at March 31, 2005. Stock options granted under the NDSI Plan have a contractual life of 10 years and vest within the year granted.

During the first three months of 2005 and 2004, no compensation expense was recorded related to the granting of stock options. Pro forma information regarding net income (loss) and earnings (loss) per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options have been granted in 2005.

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

Had compensation expense been determined based on fair value at the grant date for awards using the Black-Scholes option pricing model referred to above, consistent with the provisions of FASB Statement No. 123, the Company’s net earnings (loss) and net earnings (loss) per share in 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table as of March 31, 2005 and 2004:

	2005	2004
Net loss reported	$(984,000)	$(1,267,000)
Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(217,000)	(294,000)

Pro forma net loss	$(1,201,000)	$(1,561,000)

Net loss per share:
Basic - as reported	$(0.06)	$(0.09)
Basic - pro forma	$(0.07)	$(0.11)
Diluted - as reported	$(0.06)	$(0.09)
Diluted - pro forma	$(0.07)	$(0.11)

A summary of the Company’s stock option activity and related information for the three month period ended March 31, 2005, and the year ended December 31, 2004 follows:

	2005		2004
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of period	970,843	$23.70	1,096,424	$23.36
Granted	—	$—	—	$—
Exercised	(74,002)	$21.07	(125,581)	$20.76
Forfeited/Cancelled	—	$—	—	$—

Outstanding end of period	896,841	$23.92	970,843	$23.70
Options exercisable end of period	601,741	$23.47	634,045	$23.23

Exercise prices for options outstanding as of March 31, 2005, ranged from $20.25 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

NOTE I – STOCK COMPENSATION PLAN

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted to current employees in the plan potential stock awards from zero shares if below the threshold performance, to 276,369 shares for threshold performance and up to a maximum of 483,270 shares for maximum performance. These shares are being expensed over the expected vesting period based on each performance criterion. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan for the three months ending March 31, 2005 was $581,000. There was $11,000 of costs related to this Plan for the first quarter of 2004.

Under the Board of Directors compensation plan, each Director will receive a portion of their annual compensation in restricted stock (unless that Director controls over 15% of company stock) and a portion in cash. Each Director has the option of electing to receive the cash portion of his annual retainer in restricted stock. During 2005, 4,190 shares of stock were granted. Total expenses relating to Director stock compensation at March 31, 2005 was $69,000. There were no costs related to this plan for the first quarter of 2004.

NOTE J – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The Company expects to contribute approximately $350,000 to the plan during 2005.

Plan assets consist of equity, debt and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% and 4.0% in 2005 and 2004. The expected long-term rate of return on plan assets is 7.5% in 2005 and 2004.

The total pension and retirement expense was as follows for the three months ended March 31, 2005 and 2004:

	2005	2004
Cost components:
Service cost-benefits earned during the period	$(62,000)	$(46,000)
Interest cost on projected benefit obligation	(52,000)	(39,000)
Expected return on plan assets	27,000	50,000
Net amortization and deferral	—	(45,000)

Total net periodic pension cost	$(87,000)	$(80,000)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” below and “Notes to Unaudited Consolidated Condensed Financial Statements” on the preceding pages of this report, management has made forward-looking statements regarding future developments, future revenue and income of our crops, future special taxes associated with our industrial complex, the adequacy of future cash flows to fund our operations, potential losses to the Company as a result of pending environmental proceedings, our risks with respect to a guarantee of indebtedness on a jointly owned industrial building, and market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable, marketable securities, and outstanding indebtedness. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement predicted or implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

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

For the first three months of 2005, we have a net loss of $984,000, compared to a loss of $1,267,000 for the first three months of 2004. The improvement when compared to the prior year is due to higher revenues being partially offset by higher farming, corporate, and resort/residential expenses.

The results of operations from continuing operations, including interest and other income after taxes for the first three months of 2005, was a loss of $984,000, compared to a loss of $1,257,000 for the same period of 2004. Adding to the loss from continuing operations in 2004 were losses from the discontinued operations of Pacific Almond, an almond processing plant, and the operations of three buildings that were owned in Phoenix, Arizona.

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

Our critical accounting policies have not changed since the filing of our 2004 Form 10 – K. Please refer to this filing for a description of our critical accounting policies.

New Accounting Pronouncements

On October 13, 2004, the Financial Accounting Standards Board concluded that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced a rule amending the compliance dates for Statement 123R. This means that we are now required to implement the standard for the first quarter of 2006.

The Company currently follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and because the exercise price of the stock options granted by the Company equals the market price of the underlying stock on the date of the grant, no compensation expense has been recognized. The potential impact to the Company of applying Statement 123R is shown in Note H – Stock Option Information - in the Notes to Unaudited Consolidated Condensed Financial Statements.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. This interpretation clarifies that the term “conditional asset retirement obligation,” as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity on which timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company has reviewed FASB Interpretation No. 47 and concluded that this new pronouncement has no significant impact on operations or reporting at this time.

Results of Operations

Total revenue from segment operations for the first quarter of 2005 was $3,560,000 compared to $2,024,000 for the first quarter of 2004. Other income, including interest income, was $590,000 for the first quarter of 2005 compared to $93,000 for the same period of 2004. The growth in revenue during the first quarter of 2005 is due to increased commercial/industrial real estate revenue, increased farming revenue, and higher interest income. Commercial/industrial real estate revenue grew $756,000 due to higher oil and mineral royalty income, improved returns from the Calpine lease, and higher commercial lease revenue. Farming revenues increased $780,000 primarily due to the sale of 2004 crop almonds that were inventoried at year-end and to the collection of additional grape revenue related to the 2004 grape crop. The sale of 2004 crop almonds accounted for $732,000 of the increase in farming revenues. Interest income improved due to an increase in outstanding investments as a result of the private equity placement completed during the second quarter of 2004.

The net loss for the first quarter of 2005, including both continuing operations and discontinued operations, was $984,000 or $0.06 per share, diluted, compared to a net loss of $1,267,000 or $0.09 per share, diluted, for the same period of 2004. Operating activities from continuing operations for the first three months of 2005 resulted in a loss of $984,000 or $0.06 per share, diluted, compared to a net loss of $1,257,000 or $0.09 per share, diluted, for the same period during 2004. The improvement in continuing operations during 2005 is due to the growth in revenues described above being partially offset by increased expenses. Commercial/industrial real estate expenses increased $185,000 during the first quarter of 2005 due primarily to increased staffing costs and stock compensation costs. Resort/residential real estate costs increased $201,000 due largely to stock compensation costs, higher professional fees related to entitlement activities, and reduced cost capitalization to residential projects. Farming expenses grew $418,000 during the first quarter of 2005 primarily due to higher cultural costs related to the cost of sales of 2004 crop almonds and higher staffing costs, which include stock compensation costs. Corporate general and administrative costs increased $682,000 during 2005 due to higher staffing costs, stock compensation costs, and increased charitable contributions due to the timing of payment for the contributions. Stock compensation costs related to the 2004 stock incentive plan are higher in 2005 as compared to the same period of 2004 due to the timing of approval of the plan in 2004. Total stock compensation costs for the first quarter of 2005 totaled $650,000, compared to $11,000 of cost during the same period of 2004.

During 2004 and 2003, the market for our industrial product was slowed first by a downturn in activity due to market conditions and then by a reluctance of firms to commit to expansion as the economy was beginning to improve. As a relatively new competitor within the commercial/industrial market, our marketing efforts have been focused on educating potential users about the logistical benefits of our site and to the success that current tenants and owners within our development have had. We believe that as California’s population continues to grow and the economy continues its expansion, we will begin to see an increase in industrial activities at Tejon Industrial Complex. Our development fits very well within the logistics model that companies are beginning to use that favors larger single-site buildings rather than a number of smaller decentralized distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels large enough to support buildings of that size will provide us with a potential marketing advantage. Thus far in 2005, the number of prospects we have had tour our industrial complex has been greater than anytime over the last two years.

We expect that during the remainder of 2005 and in future periods, our real estate segments will continue to see increases in costs primarily related to higher professional service fees, planning costs, entitlement costs, and staffing costs as we continue to increase our real estate activities and pursue development opportunities. These types of real estate development activities and associated costs could continue for several years as we develop a modest percentage of our land holdings. The actual timing and completion of entitlement and development related activities is difficult to predict due to the uncertainties of the approval process and market factors.

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Although it is early in the year to accurately predict production for the year’s crops, early estimates for almonds and pistachios indicate that crop production for 2005 will be less than 2004. Production estimates for 2005 are lower due to weather factors and the fact that 2005 is the off-production year for pistachios. Prices remain strong for almonds and pistachios and are improving for our grapes. Strong demand, both in the United States and export markets for almonds and pistachios is keeping prices at high levels. However, sudden increases in the value of the dollar or improved production in other parts of the world could negatively impact exports and current prices. We continue to believe that, on a statewide basis, the long-term production trend will continue to increase for the crops we grow. This long-term trend in production could lead to a future decline in the prices received for the crops we grow.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s 2004 Form 10-K, Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note D – Commitments and Contingencies – in the Notes to Unaudited Consolidated Condensed Financial Statements.

Results of Discontinued Operations

Discontinued operations consist of the operations of Pacific Almond, an almond processing plant sold in April 2004, and three commercial buildings in Phoenix, Arizona that were sold in November 2004.

There have been no discontinued operations during 2005 and there are no discontinued assets as of March 31, 2005. For the first quarter of 2004, discontinued operations consisted of a loss of $91,000 from Pacific Almond, and $81,000 of net income from the Arizona buildings, resulting in a net loss of $10,000.

Income Taxes

Income tax benefits totaled $733,000 in the first quarter of 2005. This is compared to $844,000 of benefits for the first quarter of 2004. The tax benefits for the first quarter of 2004 consist of $838,000 related to continuing operations and $6,000 related to discontinued operations. These represent effective income tax rates of approximately 43% in 2005 and 40% in 2004.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $63,329,000 at March 31, 2005, a decrease of $1,063,000 from the corresponding amount at the end of 2004. Cash, cash equivalents and marketable securities decreased during the first quarter of 2005 due primarily to the net loss from operations and land development project costs. These outflows were partially offset by proceeds from the exercise of stock options.

The following table shows our cash flow activities for the three months ended March 31, 2005:

(in thousands)	2005	2004
Operating activities	$355	$(1,718)
Investing activities	(7,628)	(18)
Financing activities	1,548	(2,528)
Discontinued Operations	—	74

During the first three months of 2005, our operations provided $355,000 of cash reflecting improved business results, especially when non-cash stock compensation costs are added back to operations. During 2004, the net cash used in operations was the result of the net loss for the year, increases in farm inventories, and a reduction in payables.

During the first quarter of 2005, we used $7,628,000 for investing, primarily reflecting investments in marketable securities of $6,438,000 and capital investment spending of $1,727,000. Cash used in investing activities during the first quarter of 2004 was $18,000, consisting of capital investment spending and investment in marketable securities being partially offset by the receipt of proceeds from a community facilities district.

It is anticipated that throughout the remainder of 2005 we will continue to invest funds in our real estate development projects. We estimate that our capital investment requirements over this period of time could total approximately $10,000,000 to $12,000,000.

During the first three months of 2005, financing activities provided $1,548,000 in cash, primarily due to net proceeds from the exercise of stock options. Cash used in financing activities for the first three months of 2004 totaled $2,528,000 due to the partial repayment of our long-term line of credit.

We have no cash flow from discontinued operations for the three months ended March 31, 2005. During the first quarter of 2004 cash provided by discontinued operations was $74,000.

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

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At March 31, 2005, total capitalization was $133,904,000, consisting of $487,000 of debt and $ 133,417,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent.

We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2005, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full on June 5, 2007. This note is secured by all of our farm acreage. The remaining long-term debt, less current portion of $24,000, is $463,000 at March 31, 2005. This note is for a loan that provides long-term financing for a building being leased to Starbucks. This note has a maturity date of May 1, 2018.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$487,000	$24,000	$52,000	$60,000	$351,000
Cash contract commitments	$3,769,000	$3,769,000	$—	$—	$—

Total contractual obligations	$4,256,000	$3,793,000	$52,000	$60,000	$351,000

The categories above include purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP. A “purchase obligation” is defined in Item 303(a)(5)(ii)(D) of Regulation S-K as “an agreement to purchase goods or services that is enforceable and legally binding on [us] and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” Based on this definition, the table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

Our contractual cash commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments, entitlement and planning costs related to our industrial and residential development projects, and a company public relations campaign. These commitments do not include any on-going operational costs such as utilities and maintenance contracts for equipment. Many of these commitments are for future services and until the service is rendered we have no obligation to pay. Therefore, many of the above commitments are not included in accounts payable on the balance sheet because we have no current payment obligation. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are primarily for office equipment, a small land lease, and three vehicle leases. These operating lease obligations average approximately $7,000 per month.

As discussed in Note J to the Unaudited Consolidated Condensed Financial Statements, we have long-term liabilities for employee retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. We estimate that we will contribute approximately $350,000 to the pension plan in 2005. During 2004, we made approximately $350,000 in pension plan contributions.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and certain bonds issued by a local Community Facilities District:

	Amount of Commitment Expiration Per Period
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584,000	$4,584,000	$—	$—	$—
Guarantee	$6,000,000	$6,000,000	$—	$—	$—

Total other commercial commitments	$10,584,000	$10,584,000	$—	$—	$—

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

The guarantee consists of a $6,000,000 guarantee related to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture, formed to construct and market a 650,000-square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,021,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. This loan currently matures in January 2006. The Company believes it is unlikely that it will ever be required to make payments under this guarantee.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the issuance of common stock. As noted above, we have $63,329,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade of “A” or better from Moody’s or Standard and Poors. See Note C, Marketable Securities, of Notes to Unaudited Consolidated Condensed Financial Statements.

We are exposed to interest rate risk on its long-term line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank's prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt ($487,000) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in the interest rates. We believe it is prudent at times to limit the variability of floating rate interest payments and in the past entered into interest rate swaps to manage those fluctuations.

At March 31, 2005, we had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, an unconsolidated joint venture, has an interest rate swap agreement with respect to $7.1 million of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of March 31, 2005 the Company’s portion of the fair market value of the interest rate swap was a gain of $13,000. Estimated fair value of the swap was determined by market price quotes as of March 31, 2005, received from the joint venture’s bank.

Market risk related to our inventories ultimately depends on the value of almonds, grapes, pistachios, and walnuts at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with our current customers and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal. Market risk is discussed below in the section pertaining to commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At March 31, 2005

(Dollars in Thousands)

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at 03/31/05
Assets:
Marketable securities	$3,540	$2,753	$13,867	$8,853	$30,392	$4,175	$63,580	$62,362
Weighted average interest rate	4.26%	3.00%	3.17%	3.62%	3.87%	3.90%	3.68%	—%

Liabilities
Short-term debt	$80	$—	$—	$—	$—	$—	$80	$80
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%

Long-term debt	$18	$25	$27	$29	$30	$358	$487	$487
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2004

(Dollars in Thousands)

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at 12/31/04
Assets:
Marketable securities	$4,111	$2,197	$14,487	$6,966	$28,344	$1,812	$57,917	$57,700
Weighted average interest rate	4.78%	2.91%	3.16%	3.49%	3.88%	4.01%	3.69%	—%

Liabilities
Short-term debt	$80	$—	$—	$—	$—	$—	$80	$80
Weighted average interest rate	5.00%	—%	—%	—%	—%	—%	5.00%	—%
Long-term debt	$23	$25	$27	$29	$30	$358	$492	$492
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—%

In comparison to the prior year, our risk with regard to fluctuations in interest rates has decreased related to the use of debt due to the reduction in the use of long-term lines of credit that fluctuate with the bank’s prime lending rate but has increased with regard to our marketable securities due to the increase in outstanding balances.

Commodity Price Exposure

As of March 31, 2005 we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2004 crop production. The farming costs inventoried are related to the 2004 crop and are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at March 31, 2005, $4,067,000 is at risk to changing prices. Of the amount at risk to changing prices, $3,044,000 is attributable to almonds, $981,000 is attributable to pistachios and $42,000 is attributable to walnuts. The comparable amount of accounts receivable at risk to price changes at December 31, 2004 was $6,360,000. Of the December 31, 2004 amount at risk to changing prices, $4,220,000 is related to almonds, $1,909,000 is related to pistachios, and $231,000 is related to walnuts.

The price estimated for recording accounts receivable for almonds at December 31, 2004 was $2.53 per pound and $3.09 per pound for accounts receivable recorded at March 31, 2005. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $11,500. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.00 to $3.25. With respect to pistachios, the price estimated for recording the receivable was $1.36 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $7,200. The range of final prices over the last three years for pistachios has ranged from $1.05 to $1.40. The price estimated for recording accounts receivable for walnuts was $0.50 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $800. The final price for walnuts has averaged from $.45 to $.60 over the last three years.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 of the Securities and Exchange Commission under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over the financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

There have been no changes during the last fiscal quarter in our internal controls over financial reporting that have materially affected nor are reasonably likely to materially affect our internal controls over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits –

Page Number
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	Severance Agreement	FN 5

10.8	Director Compensation Plan	FN 5

10.9	Non-Employee Director Stock Incentive Plan	FN 5

10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	1998 Stock Incentive Plan	FN 5

10.10(1)	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	Employment Contract - Robert A. Stine	FN 5

10.15	Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

10.21	2004 Stock Incentive Program	FN 11

10.22	Form of Restricted Stock Agreement	FN 11

10.23	Form of Restricted Stock Unit Agreement	FN 11

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to the company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

(b)	Report on Form 8-K filed during the last quarter of the period covered by this report -

1.	Press release announcing results of operations for period ending December 31, 2004. Date of report was March 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO. (The Company)

May 9, 2005	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda Vice President, Chief Financial Officer