Form 10-Q
period 2005-06-30
TEJON RANCH CO
filed 2005-08-08
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒    No ☐

Total Shares of Common Stock issued and outstanding on August 5, 2005, were 16,506,712

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Real estate - commercial/industrial	$2,977	$2,233	$5,725	$4,225
Farming	724	202	1,536	233

Total revenues	3,701	2,435	7,261	4,458
Costs and Expenses:
Real estate - commercial/industrial	2,354	1,951	4,523	3,935
Real estate - resort/residential	724	349	1,322	746
Farming	852	436	1,679	845
Corporate expenses	1,675	1,452	3,490	2,496

Total expenses	5,605	4,188	11,014	8,022

Operating loss	(1,904)	(1,753)	(3,753)	(3,564)
Other Income:
Investment income	611	139	1,192	233
Other	7	11	16	11

Total other income	618	150	1,208	244
Loss from continuing operations before equity in losses of unconsolidated joint ventures	(1,286)	(1,603)	(2,545)	(3,320)
Equity in losses of unconsolidated joint ventures, net	(148)	(60)	(606)	(350)

Operating loss before income tax benefit	(1,434)	(1,663)	(3,151)	(3,670)
Income tax benefit	(594)	(665)	(1,327)	(1,468)

Loss from continuing operations	(840)	(998)	(1,824)	(2,202)
Income from discontinued operations, net of applicable income taxes	—	522	—	459

Net loss	$(840)	$(476)	$(1,824)	$(1,743)

Loss from continuing operations per share, basic	$(0.05)	$(0.06)	$(0.11)	$(0.15)
Income from discontinued operations per share, basic	—	0.03	—	0.03

Net loss per share, basic	$(0.05)	$(0.03)	$(0.11)	$(0.12)

Loss from continuing operations per share, diluted	$(0.05)	$(0.06)	$(0.11)	$(0.15)
Income from discontinued operations per share, diluted	—	0.03	—	0.03

Net loss per share, diluted	$(0.05)	$(0.03)	$(0.11)	$(0.12)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$972	$6,692
Marketable securities - available for sale	62,457	57,700
Accounts receivable	2,446	8,204
Inventories	3,812	1,346
Prepaid expenses and other	4,384	1,761

Total current assets	74,071	75,703
Property and equipment - net	63,978	59,802
Other assets	2,364	2,699

TOTAL ASSETS	$140,413	$138,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,670	$1,752
Other accrued liabilities	293	112
Deferred income	1,155	1,024
Income tax payable	—	483
Short-term debt	—	80
Current portion of long-term debt	24	23

Total current liabilities	3,142	3,474
Long-term debt, less current portion	457	469
Other liabilities	899	818
Minimum pension liability	1,350	1,350
Commitments and contingencies
Stockholders’ equity:
Common stock	8,245	8,193
Additional paid-in capital	96,269	91,956
Deferred compensation	(442)	(568)
Accumulated other comprehensive loss	(1,838)	(1,643)
Retained earnings	32,331	34,155

Total stockholders’ equity	134,565	132,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,413	$138,204

The Balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30
	2005	2004
OPERATING ACTIVITIES
Net loss	$(1,824)	$(1,743)
Items not affecting cash:
Depreciation and amortization	913	1,104
Equity in losses of unconsolidated joint ventures - net	606	350
Deferred compensation - stock grants	1,300	753
Deferred income taxes	(1,351)	—
Tax benefit from exercise of stock options	900	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	2,088	(1,332)
Current liabilities, net	(253)	(1,176)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	2,379	(2,044)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	3,223	19,233
Funds invested in marketable securities	(8,449)	(40,529)
Reimbursement proceeds from community facilities district	—	2,422
Property and equipment expenditures	(4,981)	(2,678)
Investment in unconsolidated joint ventures	(173)	(350)
Other	1	1

NET CASH USED IN INVESTING ACTIVITIES	(10,379)	(21,901)
FINANCING ACTIVITIES
Payments of short-term borrowings	—	(80)
Payments of long-term debt	(11)	(10,011)
Proceeds from exercise of stock options	2,297	208
Net proceeds from private equity placement	—	37,283
Additional costs related to private placement	(6)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,280	27,400
NET CHANGE IN DISCONTINUED OPERATIONS	—	1,517

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(5,720)	4,972
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,692	9,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$972	$14,295

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2004	14,554,422	$7,278	$35,077	$—	$(1,478)	$33,766	$74,643
Net income	—	—	—	—	—	389	389
Changes in unrealized losses on available-for-sale securities, net of taxes of $147	—	—	—	—	(221)	—	(221)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $26	—	—	—	—	39	—	39
Benefit Plan adjustments, net of taxes of $23	—	—	—	—	(37)		(37)
Interest rate swap adjustment, net of taxes of $11	—	—	—	—	54		54

Comprehensive Income	—	—	—	—	—	—	224

Net proceeds from private equity placement	1,682,981	841	50,815	—	—	—	51,656
Stock compensation	—		1,881	—	—	—	1,881
Exercise of stock options and related tax benefit $819	125,581	63	3,363	—	—	—	3,426
Stock issuance	23,515	11	820	(831)	—	—	—
Amortization of deferred compensation	—	—	—	263	—	—	263

Balance at December 31, 2004	16,386,499	8,193	91,956	(568)	(1,643)	34,155	$132,093
Net loss	—	—	—	—	—	(1,824)	(1,824)
Changes in unrealized losses on available-for-sale securities, net of taxes of $144	—	—	—	—	(217)	—	(217)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $16	—	—	—	—	22	—	22

Comprehensive loss							(2,019)

Additional cost related to private placement	—	—	(6)	—	—	—	(6)
Stock compensation and restricted stock	690	—	1,174	—	—	—	1,174
Exercise of stock options and related tax benefit of $900	105,602	52	3,145	—	—	—	3,197
Amortization of deferred compensation	—	—	—	126	—	—	126

Balance at June 30, 2005	16,492,791	$8,245	$96,269	$(442)	$(1,838)	$32,331	$134,565

See notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2005

NOTE A – BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and Subsidiaries, or the Company, furnished pursuant to the instructions to Part I of Form 10-Q, is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

The Company has identified three reportable segments: real estate-commercial/industrial, real estate-resort/residential, and farming. Information for the Company’s reported segments is presented in its consolidated condensed statements of operations. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors including pretax results.

The results of the periods reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities and the unpredictable nature of leasing and sales activities within the real estate-commercial industrial segment. Historically, the largest percentages of revenues are recognized during the third and fourth quarters.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options per Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share”.

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Weighted average number of shares outstanding:
Common stock	16,469,942	15,336,261	16,449,724	14,945,685
Commons stock equivalents - stock options	457,840	216,280	450,155	327,249

Diluted shares outstanding	16,927,782	15,552,541	16,899,879	15,272,934

For the three and six months ended June 30, 2005 and June 30, 2004, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of common stock equivalents is antidilutive.

NOTE C – MARKETABLE SECURITIES

FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities: (in thousands)
U.S. Treasury and agency notes	$41,491	$41,175	$38,763	$38,652
Corporate notes and commercial paper	21,544	21,282	19,154	19,048

	$63,035	$62,457	$57,917	$57,700

As of June 30, 2005, the adjustment to the accumulated other comprehensive loss in the consolidated stockholders’ equity reflects a decline in the market value of available-for-sale securities of $217,000, which is net of a tax benefit of $144,000. As of June 30, 2005, the Company’s gross unrealized holding gains equal $67,000 and gross unrealized holding losses equal $645,000. On June 30, 2005, the average maturity of U.S. Treasury and agency securities was 3.75 years and corporate notes was 3.20 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23.9 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex-West development. Proceeds from the sale of CFD bonds went to the Company as reimbursement for public infrastructure related to the Tejon Industrial Complex-West development. There have been no reimbursements thus far during 2005. During 2004, the Company paid approximately $101,000 in special taxes related to the CFD. As development occurs at Tejon Industrial Complex-West, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments in 2005 of approximately $150,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around the Tejon Industrial Complex-West, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At June 30, 2005, the Company was guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building for lease or sale. The amount of the loan is $12,021,000, and the maturity date of this loan is January 2006. The Company believes it is unlikely that it will ever be required to make payments under this guarantee because we expect to refinance the loan. Therefore, no liability related to the guarantee has been recorded as of June 30, 2005.

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

On October 24, 2003, the Kern County Superior Court issued a ruling in this case voiding the County’s certification of the EIR based on two grounds. First, the Court found that there was not sufficient evidence that the EIR adequately described the impacts that TIC-East would have on the air quality of the San Joaquin Valley air basin. The principal reason for this conclusion was that certain data and guidance provided by local air quality districts, which was cited, discussed and relied upon in the EIR, could not be used to support the County’s decision because it was not physically included in the administrative record. Second, two “species of concern” (i.e. species not listed under the state and federal endangered species acts but which are for other reasons required to be discussed in EIR’s if they could be affected by a development) found on or near the project site were not specifically discussed in the EIR, due to an inadvertent oversight by the consulting biologists. The Court found that the EIR was adequate in all other aspects, and ruled in favor of the Company on separate claims asserted by plaintiffs under the laws governing planning and zoning in California. The Court retained jurisdiction over the case.

A supplemental environmental analysis has been prepared to address the air quality and biological issues described above. That supplemental environmental analysis was released by Kern County for public review and comment in mid-July. The project approvals, including some immaterial changes, are scheduled to go to the County Board of Supervisors in October for consideration and action in light of the additional information contained in the supplemental environmental analysis. Kern County is expected to act on the corrected EIR incorporating the supplemental environmental analysis and to act on the project approvals at that time, after which the corrected EIR will be returned to the court for its review. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can develop the land.

On November 29, 2004, a complaint was filed requesting the adjudication of the Antelope Valley ground water basin. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed for all time based on various principles of water law and on negotiations among the principal parties or groups of water users. It is premature to ascertain what impact, if any, this case may have on the Centennial Project or the Company’s remaining land in the Antelope Valley. Because the water supply plan for the Centennial Project includes several sources of water in addition to ground water underlying the Company’s land, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate sufficient water to supply the project’s need will continue to be available for its use.

For further discussion, refer to the Company’s Form 10-K, Part I, Item 3,—“Legal Proceedings.” There have been no significant changes since the filing of the 2004 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at June 30, 2005 is $1,925,000, which is included in other assets. The Company’s equity in the net loss of the unconsolidated joint ventures is $606,000 for the six months ended June 30, 2005. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza, in which the Company has a 60% ownership interest. This is a venture that owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex-West. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The joint venture has not been consolidated as of June 30, 2005 because the joint venture is not a variable interest entity and the Company does not control the investment due to its 50% voting right and the fact that the Company’s partner is performing the day-to-day operations at the facility. At June 30, 2005, the Company had an equity balance of $924,000 in this joint venture.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At June 30, 2005, the Company’s equity investment balance in this joint venture was $538,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex-West. The Company owns a 50% interest in this venture. At June 30, 2005, the Company’s equity investment balance was $463,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the six months ended June 30, 2005 and 2004 was as follows (in thousands):

Condensed Combined Statement of Operations Information

	2005	2004
Net sales	$31,849	$26,560

Net loss	$(1,122)	$(779)
Partners share of net loss	(516)	(429)

Equity in net loss of unconsolidated joint ventures	$(606)	$(350)

Condensed Combined Balance Sheet Information

	2005	2004
Current assets	$8,751	$6,690
Property and equipment, net	46,267	43,852
Other assets	101	142
Long term debt	(24,113)	(24,781)
Other liabilities	(6,719)	(4,839)

Net assets	$24,287	$21,064

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

There are no remaining assets or liabilities of discontinued operations at June 30, 2005 or December 31, 2004.

Operating results of the discontinued operations for the six month period ended June 30, 2005 and 2004 were as follows (in thousands):

	2005	2004
Revenues
Almond processing plant	$—	$1,109
Commercial buildings	—	547

Total	—	1,656
Expenses
Almond processing plant	—	465
Commercial buildings	—	246

Total	—	711
Interest Expense
Almond processing plant	—	76
Commercial buildings	—	178

Total	—	254
Income (loss) from discontinued operations before taxes
Almond processing plant	—	568
Commercial buildings	—	123

Total	—	691
Minority interest
Almond processing plant	—	75
Income tax provision (benefit)
Almond processing plant	—	257
Commercial buildings	—	50

Total	—	307
Income (loss) from discontinued operations, net of taxes
Almond processing plant	—	386
Commercial buildings	—	73

Total	$—	$459

NOTE G – INTEREST RATE RISK MANAGEMENT

At June 30, 2005, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) has an interest rate swap agreement with respect to $7.0 million of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of June 30, 2005, the Company’s portion of the fair value of the interest rate swap was a loss of $50,000. The estimated fair value of the swap was determined by market price quotes as of June 30, 2005, received from the joint venture’s bank.

NOTE H –STOCK OPTION INFORMATION

The 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through June 30, 2005, the Company has granted options to purchase 1,109,292 shares at a price equal to the fair market value at date of grant, 346,988 of which have been exercised, leaving 762,304 granted options outstanding at June 30, 2005. Stock options granted under the 1998 Plan have a contractual life of 10 years and on average vest over a five-year period.

The Non-Employee Director Stock Incentive Plan, or the NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The NDSI Plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. Since the adoption of the NDSI Plan through June 30, 2005, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 581 option shares have been exercised, leaving 82,937 granted options outstanding at June 30, 2005. Stock options granted under the NDSI Plan have a contractual life of 10 years and vest within the year granted.

During the first six months of 2005 and 2004, no compensation expense was recorded related to the granting of stock options. Pro forma information regarding net income (loss) and earnings (loss) per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. During 2004 and thus far in 2005, no options have been granted by the Company.

Had compensation expense been determined based on fair value at the grant date for awards using the Black-Scholes option pricing model referred to above, consistent with the provisions of FASB Statement No. 123, the Company’s net earnings (loss) and net earnings (loss) per share in 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table as of June 30, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net loss reported	$(1,824)	$(1,743)
Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(430)	(588)

Pro forma net loss	$(2,254)	$(2,331)

Net loss per share:
Basic - as reported	$(0.11)	$(0.12)
Basic - pro forma	$(0.14)	$(0.16)
Diluted - as reported	$(0.11)	$(0.12)
Diluted - pro forma	$(0.14)	$(0.16)

A summary of the Company’s stock option activity and related information for the six month period ended June 30, 2005, and the year ended December 31, 2004 follows:

	2005		2004
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of period	970,843	$23.70	1,096,424	$23.36
Granted	—	$—	—	$—
Exercised	(105,602)	$21.75	(125,581)	$20.76
Forfeited/Cancelled	(20,000)	$25.85	—	$—

Outstanding end of period	845,241	$23.89	970,843	$23.70
Options exercisable end of period	570,141	$23.48	634,045	$23.23

Exercise prices for options outstanding as of June 30, 2005, ranged from $20.25 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

NOTE I – STOCK COMPENSATION PLAN

In May 2004, the shareholders of the Company approved a stock incentive plan, the 2004 Stock Incentive Plan, for designated employees and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted to current employees in the plan potential stock awards from zero shares if below the threshold performance, to 276,369 shares for threshold performance and up to a maximum of 483,270 shares for maximum performance. These shares are being expensed over the expected vesting period based on each performance criterion. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan for the six months ending June 30, 2005 was $1,163,000. There was $616,000 of cost related to the 2004 Stock Incentive Plan for the same period of 2004.

Under the Board of Directors compensation plan, each Director will receive a portion of their annual compensation in restricted stock (unless that Director controls over 15% of Company stock) and a portion in cash. Each Director has the option of electing to receive the cash portion of his annual retainer in restricted stock. During 2005, 4,190 shares of stock were granted. Total expense related to Director stock compensation at June 30, 2005 was $137,000. During the first six months of 2004, Director stock compensation was also $137,000.

NOTE J – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The Company expects to contribute approximately $500,000 to the plan during 2005.

Plan assets consist of equity, debt and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% and 4.0% in 2005 and 2004. The expected long-term rate of return on plan assets is 7.5% in 2005 and 2004.

The total pension and retirement expense for the six months ended June 30 was as follows (in thousands):

	2005	2004
Cost components:
Service cost-benefits earned during the period	$(116)	$(92)
Interest cost on projected benefit obligation	(96)	(78)
Expected return on plan assets	50	100
Net amortization and deferral	—	(90)

Total net periodic pension cost	$(162)	$(160)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the first six months of 2005, we have a net loss of $1,824,000, compared to a loss of $1,743,000 for the first six months of 2004. The increase in loss during 2005 when compared to the same period of 2004 is primarily due to the impact of income from discontinued operations within 2004.

Results from continuing operations, including interest and other income after taxes for the first six months of 2005, was a loss of $1,824,000, compared to a loss of $2,202,000 for the same period of 2004. The improvement in continuing operations for the first six months of 2005 is due to improved operating profits in the real estate-commercial/industrial segment, a reduction in the operating loss in farming, and to higher investment income. These improvements were partially offset by higher corporate expenses.

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

New Accounting Pronouncements

On October 13, 2004, the FASB concluded that Statement No. 123R, “Share-Based Payment,” would require all companies to measure compensation cost for all share-based payments at fair value and would be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced a rule amending the compliance dates for Statement No. 123R. This means that we are now required to implement the standard for the first quarter of 2006.

The Company currently follows Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and because the exercise price of the stock options granted by the Company equals the market price of the underlying stock on the date of the grant, no compensation expense has been recognized. The potential impact to the Company of applying Statement No. 123R is shown in Note H – Stock Option Information - in the Notes to Unaudited Consolidated Condensed Financial Statements.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. This interpretation clarifies that the term “conditional asset retirement obligation,” as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity on which timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company has reviewed FASB Interpretation No. 47 and concluded that this new pronouncement has no impact on operations or reporting at this time.

FASB Statement No. 154, “Accounting Changes and Error Corrections,” was issued during May 2005. This statement has been issued as a replacement of APB Opinion No.20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement requires retrospective application of any change in accounting principles to the financial statements of prior periods, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. The Company has reviewed FASB Statement No. 154 and concluded that this pronouncement will not have an impact on operations or reporting at this time.

Results of Operations

Total revenue from segment operations for the six months ended June 30, 2005 was $7,261,000 compared to $4,458,000 for the same period of 2004. Other income, including interest income, was $1,208,000 for the six-month period compared to $244,000 for the same period of 2004. The growth in revenue during the first half of 2005 is due to increased commercial/industrial real estate revenue, increased farming revenue and higher interest income. Commercial/industrial real estate revenue grew $1,500,000 due to higher oil and mineral royalty income and higher commercial lease revenue. Oil and mineral royalty income improved due to higher oil prices and higher production. Commercial lease revenue improved during the first six months of 2005 due primarily to improved returns from the power plant lease. Power plant revenue improved due to the ending of a grace period during 2004 that was related to the timing of construction of the plant. Farming revenues increased $1,303,000 primarily due to the sale of 2004 crop almonds that were inventoried at year-end and to the collection of additional grape revenue related to the 2004 grape crop. The sale of 2004 crop almonds accounted for $1,408,000 of the reported farming revenue. Interest income improved due to an increase in investments as a result of a private equity placement completed during the second quarter of 2004.

The net loss for the six months ended June 30, 2005 was $1,824,000 or $0.11 per share, diluted, compared to a net loss of $1,743,000 or $0.12 per share, diluted, for the same period of 2004. The 2005 loss was derived entirely from continuing operations whereas the 2004 loss included a loss from continuing operations of $2,202,000 or $0.15 per share, diluted. The improved 2005 results from continuing operations are largely attributable to increased revenues as described above. The improvement in revenue was partially offset by $2,992,000 of increased costs in our operating segments. Resort/residential real estate expenses for the six months increased $576,000 when compared to 2004 due to increased spending on a public outreach campaign related to future residential developments, higher contract and professional service fees, and a reduction in indirect costs capitalized to our real estate projects. Commercial/industrial real estate expenses grew $588,000 due primarily to increased compensation costs of $303,000, increased repairs and maintenance costs of $149,000 due primarily to the demolition of an old previously leased commercial building, and increased legal and marketing costs of $94,000 related to activities at Tejon Industrial Complex-West. Farming expenses increased $834,000 in the first six months of 2005 as compared to 2004 due to the recognition of costs related to the sale of the remaining 2004 almond crop. Corporate expenses increased $994,000, of which $767,000 was attributable to compensation costs. The increases in compensation costs for our real estate and corporate segments in 2005 as compared to 2004 is largely due to the expensing of $496,000 of costs related to the 2004 employee stock incentive plan, which were not expensed in the prior year.

Total revenues for the second quarter of 2005, including investment and other income, were $4,319,000 compared to $2,585,000 for the second quarter of 2004. This increase of $1,734,000 is primarily attributable to increases in oil and mineral royalties, commercial/industrial lease revenues, $522,000 of farming revenue (primarily from 2004 almond crop sales), and $472,000 of increased interest income.

For the second quarter of 2005, the Company had a net loss of $840,000 or $0.05 per share, diluted, compared to a loss for the same quarter of 2004 of $476,000 or $0.03 per share, diluted. The net loss for the second quarter of 2004 was comprised of a loss from continuing operations of $998,000 or $0.06 per share, diluted and income from discontinued operations of $522,000 or $0.03 per share, diluted. The results from continuing operations during the second quarter of 2005 improved over the second quarter of 2004 due to improved revenues as described above. The improved revenues for the second quarter were partially offset by increased expenses in all of our operating segments. Expenses in the commercial/industrial real estate segment increased $403,000 due mainly to increased repairs and maintenance costs of $152,000, increased compensation costs of $73,000, and increased marketing and legal costs at Tejon Industrial Complex-West of $101,000. Increased costs of $375,000 in the resort/residential segment were primarily due to increased marketing and public relations campaign costs. Farming costs grew $416,000 during the second quarter of 2005 due to cost of sales related to the sale of 2004 crop almonds during 2005. Corporate costs increased $223,000 during the quarter due primarily to $202,000 of higher compensation costs reflecting increased staffing levels.

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

We expect that during the remainder of 2005 and in future periods, our real estate segments will continue to see increases in costs primarily related to higher professional service fees, planning, entitlement, and staffing as we continue to increase our real estate activities and pursue development opportunities. The timing and completion of entitlement and development related activities is difficult to predict due to uncertainties inherent in the approval processes and market factors and, as a result, the timeing and magnitude of costs associated with these activities are difficult to predict.

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Although it is early in the year to accurately predict production for the year’s crops, early estimates for almonds and pistachios indicate that crop production for 2005 could be less than 2004. Production estimates for 2005 are lower due to weather factors and the fact that 2005 is the off-production year for pistachios. Prices remain strong for almonds and pistachios and are improving for our grapes. Strong demand, both in the United States and export markets for almonds and pistachios is keeping prices at high levels. However, sudden increases in the value of the dollar or improved production in other parts of the world could negatively impact exports and current prices. We continue to believe that, on a statewide basis, the long-term production trend will continue to increase for the crops we grow. This long-term trend in production could lead to a future decline in the prices received for the crops we grow.

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

There have been no discontinued operations during 2005 and there are no discontinued assets or liabilities as of June 30, 2005. For the first six months of 2004, discontinued operations consisted of a gain of $386,000 from Pacific Almond, and $73,000 of net income from the Arizona buildings, resulting in a net gain of $459,000.

Income Taxes

Income tax benefits totaled $1,327,000 through the second quarter of 2005. This is compared to $1,161,000 of benefits for the same period of 2004. The tax benefit for the first six months of 2004 consisted of $1,468,000 of benefit related to continuing operations and $307,000 of tax expense related to discontinued operations. These represent effective income tax rates of approximately 42% in 2005 and 40% in 2004.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $63,429,000 at June 30, 2005, a decrease of $963,000 from the corresponding amount at the end of 2004. Cash, cash equivalents and marketable securities decreased during the first six months of 2005 due primarily to land development project costs. These outflows were partially offset by cash from operating activities and proceeds from the exercise of stock options.

The following table shows our cash flow activities for the six months ended June 30:

(in thousands)	2005	2004
Operating activities	$2,379	$(2,044)
Investing activities	(10,379)	(21,901)
Financing activities	2,280	27,400
Discontinued Operations	—	1,517

During the first six months of 2005, operations provided $2,379,000 of cash reflecting improved business results from continuing operations, especially when non-cash stock compensation costs are added back to operations, and to the collection of accounts receivable. During 2004, the net cash used in operations was the result of the net loss for the year, increases in farm inventories, and a reduction in payables.

During the first six months of 2005, we used $10,379,000 for investing, primarily reflecting investments in marketable securities of $8,449,000 and capital investment spending of $4,981,000. Cash used in investing activities during the first six months of 2004 was $21,901,000, consisting of capital investment spending and investment in marketable securities being partially offset by maturing securities and the receipt of proceeds from a community facilities district.

It is anticipated that throughout the remaining six months of 2005 we will continue to invest funds in our real estate development projects. We estimate that our capital investment requirements over this period of time could total approximately $7,000,000 to $9,000,000.

During the first six months of 2005, financing activities provided $2,280,000 in cash, primarily due to net proceeds from the exercise of stock options. Cash provided by financing activities for the first six months of 2004 totaled $27,400,000 due to the receipt of funds from a private equity placement during the second quarter of 2004 being partially offset by the repayment of our long-term line of credit.

We have no cash flow from discontinued operations for the six months ended June 30, 2005. During the first six months of 2004, cash provided by discontinued operations was $1,517,000.

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

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At June 30, 2005, total capitalization was $135,046,000, consisting of $481,000 of debt and $ 134,565,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent.

We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2005, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full on June 5, 2007. This note is secured by all of our farm acreage. The remaining long-term debt, less current portion of $24,000, is $457,000 at June 30, 2005. This note is for a loan that provides long-term financing for a building being leased to Starbucks. This note has a maturity date of May 1, 2018.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period (in thousands)
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$481	$24	$53	$61	$343
Cash contract commitments	$3,072	$3,072	$—	$—	$—

Total contractual obligations	$3,553	$3,096	$53	$61	$343

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

Our contractual cash commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments, entitlement and planning costs related to our industrial and residential development projects, and a company public relations campaign. These commitments do not include any on-going operational costs such as utilities and maintenance contracts for equipment. Many of these commitments are for future services and until the service is rendered we have no obligation to pay. Therefore, many of the above commitments are not included in accounts payable on the balance sheet because we have no current payment obligation. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are primarily for office equipment, a small land lease, and three vehicle leases. These operating lease obligations average approximately $7,500 per month.

As discussed in Note J to the Unaudited Consolidated Condensed Financial Statements, we have long-term liabilities for employee retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. We estimate that we will contribute approximately $500,000 to the pension plan in 2005. During 2004, we made approximately $350,000 in pension plan contributions.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and certain bonds issued by a local Community Facilities District:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—
Guarantee	$6,000	$6,000	$—	$—	$—

Total other commerical commitments	$10,584	$10,584	$—	$—	$—

The standby letter of credit is related to the issuance of Community Facilities District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit is in place through June 2006 and will be renewed at that time, if necessary.

The guarantee consists of a $6,000,000 guarantee related to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture, formed to construct and market a 651,000-square foot building at the Tejon Industrial Complex-West. Total debt in the venture is approximately $12,021,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. This loan currently matures in January 2006. The Company believes it is unlikely that it will ever be required to make payments under this guarantee.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt, and the issuance of common stock. As noted above, we have $63,429,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial or commodity market prices or rates. We are exposed to market risk in the areas of interest rates and commodity prices.

Financial Market Risks

Our exposure to financial market risks includes changes to interest rates and credit risk related to marketable securities, interest rates related to our own outstanding indebtedness and trade receivables.

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

We are exposed to interest rate risk on our long-term line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt ($481,000) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in the interest rates. We believe it is prudent at times to limit the variability of floating rate interest payments and in the past entered into interest rate swaps to manage those fluctuations.

At June 30, 2005, we had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, an unconsolidated joint venture, has an interest rate swap agreement with respect to $7.0 million of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of June 30, 2005 the Company’s portion of the fair market value of the interest rate swap was a loss of $50,000. Estimated fair value of the swap was determined by market price quotes as of June 30, 2005, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At June 30, 2005

(Dollars in Thousands)

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at 06/30/2005
Assets:
Marketable securities	$843	$2,214	$14,461	$9,146	$31,544	$4,827	$63,035	$62,457
Weighted average interest rate	3.90%	2.89%	3.16%	3.63%	3.90%	4.15%	3.67%
Liabilities
Long-term debt	$12	$25	$27	$29	$30	$358	$481	$481
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

Commodity Price Exposure

As of June 30, 2005 we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2004 crop production. The farming costs inventoried are related to the 2004 crop and are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at June 30, 2005, $1,168,000 is at risk to changing prices. Of the amount at risk to changing prices, $1,039,000 is attributable to almonds, and $129,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2004 was $6,360,000. Of the December 31, 2004 amount at risk to changing prices, $4,220,000 is related to almonds, $1,909,000 is related to pistachios, and $231,000 is related to walnuts.

The price estimated for recording accounts receivable for almonds was $2.53 per pound at December 31, 2004, and is $3.85 per pound at June 30, 2005. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $3,100. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.00 to $3.85. With respect to pistachios, the price estimated for recording the receivable was $1.36 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $1,000. The range of final prices over the last three years for pistachios has ranged from $1.05 to $1.40.

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

The Company’s internal control over the financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on May 3, 2005

(b) The following directors were elected at the annual meeting:

John L. Goolsby	Kent G. Snyder
Norman Metcalfe	Michael H. Winer

In addition to the directors elected at the Annual Meeting, the following directors’ terms of office continued after the meeting:

Craig Cadwalader	Geoffrey L. Stack
Dan Daniels	Robert C. Ruocco
George G.C. Parker	Robert A. Stine

(c) During the Annual Meeting, an election of directors was submitted to a vote of the security holders. Each of the persons named in the Proxy Statement as nominee for director was elected. The following are the voting results on each of the nominees for director:

Election of Directors	Votes For	Votes Withheld	Broker Non-Votes
John L. Goolsby	15,130,155	27,346	1,283,000
Norman Metcalfe	15,130,170	27,331	1,283,000
Kent G. Snyder	15,072,540	84,961	1,283,000
Michael H. Winer	15,129,851	27,650	1,283,000

Item 5.	Other Information

None

Item 6.	Exhibits

Page Number
(a) Exhibits –

3.1	Restated Certificate of Incorporation		FN 1

	3.2	By-Laws	FN 1

	4.1	Form of First Additional Investment Right	FN 2

	4.2	Form of Second Additional Investment Right	FN 3

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

	10.5	Petro Travel Plaza Operating Agreement	FN 5

	10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

	10.7	Severance Agreement	FN 5

	10.8	Director Compensation Plan	FN 5

	10.9	Non-Employee Director Stock Incentive Plan	FN 5

	10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

	10.10	1998 Stock Incentive Plan	FN 5

	10.10(1)	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

	10.11	Employment Contract - Robert A. Stine	FN 5

	10.15	Amendment to 1998 Stock Incentive Plan	FN 6

	10.16	Lease Agreement with Calpine Corp.	FN 7

	10.17	Tejon/DP Partners Operating Agreement	FN 7

	10.18	Centennial Founders LLC Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

10.21	2004 Stock Incentive Program	FN 11

10.22	Form of Restricted Stock Agreement	FN 11

10.23	Form of Restricted Stock Unit Agreement	FN 11

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to the company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report -

1.	8-K announcing the departure of Jeff Warren, Vice President of Ranch Operations. Date of report was April 4, 2005.

2.	Press release announcing results of operations for period ending March 31, 2005. Date of report was May 5, 2005.

3.	Press release announcing that Tejon Ranch Co. and the Trust for Public Land unveiled the Tejon Ranch Preserve, a 100,000-acre preserve on the Company’s lands. Date of report was May 24, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 8, 2005	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief
Financial Officer