Form 10-Q
period 2005-09-30
TEJON RANCH CO
filed 2005-11-09
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

Total Shares of Common Stock issued and outstanding on November 9, 2005, were 16,507,512

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues:
Real estate - commercial/industrial	$3,516	$3,096	$9,241	$7,316
Farming	6,866	4,004	8,402	4,237

Total revenues	10,382	7,100	17,643	11,553
Costs and Expenses:
Real estate - commercial/industrial	2,022	2,004	6,545	5,939
Real estate - resort/residential	480	528	1,802	1,274
Farming	3,544	3,288	5,223	4,133
Corporate expenses	1,770	1,570	5,260	4,066

Total expenses	7,816	7,390	18,830	15,412

Operating income (loss)	2,566	(290)	(1,187)	(3,859)
Other Income:
Investment income	596	269	1,788	502
Other	358	—	374	16

Total other income	954	269	2,162	518
Income (loss) from continuing operations before equity in gains (losses) of unconsolidated joint ventures	3,520	(21)	975	(3,341)
Equity in gains (losses) of unconsolidated joint ventures, net	348	135	(258)	(215)

Operating income (loss) before income tax benefit	3,868	114	717	(3,556)
Income tax expense (benefit)	1,551	46	224	(1,422)

Income (loss) from continuing operations	2,317	68	493	(2,134)
Income from discontinued operations, net of applicable income taxes	—	59	—	518

Net income (loss)	$2,317	$127	$493	$(1,616)

Income (loss) from continuing operations per share, basic	$0.14	$0.01	$0.03	$(0.14)
Income from discontinued operations per share, basic	—	—	—	0.03

Net income (loss) per share, basic	$0.14	$0.01	$0.03	$(0.11)

Income (loss) from continuing operations per share, diluted	$0.14	$0.01	$0.03	$(0.14)
Income from discontinued operations per share, diluted	—	—		0.03

Net income (loss) per share, diluted	$0.14	$0.01	$0.03	$(0.11)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,699	$6,692
Marketable securities - available for sale	61,609	57,700
Accounts receivable	6,477	8,204
Inventories	2,763	1,346
Prepaid expenses and other	3,985	1,761

Total current assets	76,533	75,703
Property and equipment - net	63,985	59,802
Other assets	3,968	2,699

TOTAL ASSETS	$144,486	$138,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,750	$1,752
Other accrued liabilities	534	112
Deferred income	1,671	1,024
Income tax payable	189	483
Short-term debt	—	80
Current portion of long-term debt	25	23

Total current liabilities	4,169	3,474
Long-term debt, less current portion	450	469
Other liabilities	899	818
Minimum pension liability	1,350	1,350
Total Liabilities		6,111
Commitments and contingencies
Stockholders’ equity:
Common stock	8,250	8,193
Additional paid-in capital	97,292	91,956
Deferred compensation	(368)	(568)
Accumulated other comprehensive loss	(2,204)	(1,643)
Retained earnings	34,648	34,155

Total stockholders’ equity	137,618	132,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,486	$138,204

The Balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$493	$(1,616)
Items not affecting cash:
Depreciation and amortization	1,625	1,500
Equity in losses of unconsolidated joint ventures - net	258	215
Deferred compensation - stock grants	2,102	1,497
Deferred income taxes	(910)	—
Tax benefit from exercise of stock options	989	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(745)	(3,410)
Current liabilities, net	584	(699)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,396	(2,513)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	4,313	27,382
Funds invested in marketable securities	(9,446)	(49,879)
Reimbursement proceeds from community facilities district	—	2,422
Property and equipment expenditures	(7,867)	(4,575)
Investment in unconsolidated joint ventures	(173)	(450)
Distribution of capital from unconsolidated joint ventures	1,297	—
Other	2	—

NET CASH USED IN INVESTING ACTIVITIES	(11,874)	(25,100)
FINANCING ACTIVITIES
Payments of short-term borrowings	—	(80)
Payments of long-term debt	(17)	(10,016)
Proceeds from exercise of stock options	2,508	849
Net proceeds from private equity placement	—	47,278
Additional costs related to private placement	(6)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,485	38,031
NET CHANGE IN DISCONTINUED OPERATIONS	—	1,356

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,993)	11,774
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,692	9,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,699	$21,097

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

($’s in thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2004	14,554,422	$7,278	$35,077	$—	$(1,478)	$33,766	$74,643
Net income	—	—	—	—	—	389	389
Changes in unrealized losses on available-for-sale securities, net of taxes of $147	—	—	—	—	(221)	—	(221)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $26	—	—	—	—	39	—	39
Benefit Plan adjustments, net of taxes of $23	—	—	—	—	(37)	—	(37)
Interest rate swap adjustment, net of taxes of $11	—	—	—	—	54	—	54

Comprehensive Income	—	—	—	—	—	—	224

Net proceeds from private equity placement	1,682,981	841	50,815	—	—	—	51,656
Stock compensation	—		1,881	—	—	—	1,881
Exercise of stock options and related tax benefit $819	125,581	63	3,363	—	—		3,426
Stock issuance	23,515	11	820	(831)	—	—	—
Amortization of deferred compensation	—	—	—	263	—	—	263

Balance at December 31, 2004	16,386,499	8,193	91,956	(568)	(1,643)	34,155	$132,093
Net income	—	—	—	—	—	493	493
Changes in unrealized losses on available-for-sale securities, net of taxes of $418	—	—	—	—	(628)	—	(628)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $45	—	—	—	—	67	—	67

Comprehensive loss							(68)

Additional cost related to private placement	—	—	(6)	—	—	—	(6)
Stock compensation and restricted stock	6,411	—	1,902	—	—		1,902
Exercise of stock options and related tax benefit of $989	114,602	57	3,440	—	—	—	3,497
Amortization of deferred compensation	—	—	—	200	—	—	200

Balance at September 30, 2005	16,507,512	$8,250	$97,292	$(368)	$(2,204)	$34,648	$137,618

See notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2005

NOTE A – BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and its subsidiaries, or the Company, furnished pursuant to the instructions to Part I of Form 10-Q, is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

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

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options per Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings per Share.”

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Weighted average number of shares outstanding:
Common stock	16,505,460	15,925,101	16,468,302	15,272,157
Commons stock equivalents - stock options	527,782	351,785	476,031	386,165

Diluted shares outstanding	17,033,242	16,276,886	16,944,333	15,658,322

For the nine months ended September 30, 2004, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because the impact of common stock equivalents is antidilutive.

NOTE C – MARKETABLE SECURITIES

FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
(in thousands)
U.S. Treasury and agency notes	$41,686	$40,923	$38,763	$38,652
Corporate notes and commercial paper	21,186	20,686	19,154	19,048

	$62,872	$61,609	$57,917	$57,700

As of September 30, 2005, the adjustment to the accumulated other comprehensive loss in the consolidated stockholders’ equity reflects a decline in the market value of available-for-sale securities of $1,046,000, which is net of a tax benefit of $418,000. As of September 30, 2005, the Company’s gross unrealized holding gains equal $47,000 and gross unrealized holding losses equal $1,310,000. On September 30, 2005, the average maturity of U.S. Treasury and agency securities was 3.55 years and corporate notes was 3.10 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company's investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23.9 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex-West, or TIC-West development. Proceeds from the sale of CFD bonds went to the Company as reimbursement for public infrastructure related to the TIC-West development. There have been no reimbursements thus far during 2005. During 2004, the Company paid approximately $101,000 in special taxes related to the CFD. As development occurs at TIC-West, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments in 2005 of approximately $200,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around the TIC-West, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At September 30, 2005, the Company was guaranteeing 50% of a construction loan to Tejon Dermody Industrial LLC, an unconsolidated joint venture, for the construction of a building for lease or sale. The amount of the loan is $12,021,000, and the maturity date of this loan is January 2006. The building is currently leased and the Company believes it is unlikely that it will ever be required to make payments under this guarantee because it expects to refinance the loan. Therefore, no liability related to the guarantee has been recorded as of September 30, 2005.

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

A supplemental environmental analysis has been prepared to address the air quality and biological issues described above. That supplemental environmental analysis was released by Kern County for public review and comment in mid-July. The project approvals, including some immaterial changes, are scheduled to go to the County Board of Supervisors in November for consideration and action in light of the additional information contained in the supplemental environmental analysis. Kern County is expected to act on the corrected EIR incorporating the supplemental environmental analysis and to act on the project approvals at that time, after which the corrected EIR will be returned to the court for its review. It is expected that plaintiffs will contest the adequacy of the corrected EIR before both the County Board of Supervisors and the Court, which would result in further delays before the Company can develop the land.

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

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at September 30, 2005 is $3,476,000, which is included in other assets. The Company’s equity in the net loss of the unconsolidated joint ventures is $258,000 for the nine months ended September 30, 2005. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza, in which the Company has a 60% ownership interest. This is a venture that owns and operates a travel plaza/commercial highway operation in the TIC-West. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The joint venture has not been consolidated as of September 30, 2005 because the joint venture is not a variable interest entity and the Company does not control the investment due to its 50% voting right and the fact that the Company’s partner is performing the day-to-day operations at the facility. At September 30, 2005, the Company had an equity balance of $1,478,000 in this joint venture.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At September 30, 2005, the Company’s equity investment balance in this joint venture was $599,000.

•	Tejon Dermody Industrial, LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the TIC-West. The Company owns a 50% interest in this venture. At September 30, 2005, the Company’s equity investment balance was $271,000.

•	Five West Parcel, LLC is a joint venture between the Company and Rockefeller Group Development Company for the designation of 500 acres in the TIC–West and TIC-East as a Foreign Trade Zone or FTZ and the development of the property within the FTZ for warehouse distribution and light manufacturing. In July 2005, the Company contributed $2,237,000 of improved land to Five West Parcel, LLC. Our joint venture partner then purchased 50% of the fair market value of this property. At September 30, 2005, the Company owned a 50% interest in this joint venture and the equity investment balance was $1,128,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the nine months ended September 30, 2005 and 2004 was as follows (in thousands):

Condensed Combined Statement of Operations Information

	2005	2004
Net sales	$54,468	$42,925

Net loss	$(587)	$(629)
Partners’ share of net loss	(329)	(414)

Equity in net loss of unconsolidated joint ventures	$(258)	$(215)

Condensed Combined Balance Sheet Information

	2005	2004
Current assets	$11,654	$7,348
Property and equipment, net	48,430	44,650
Other assets	316	—
Long term debt	(23,940)	(24,631)
Other liabilities	(7,529)	(5,401)

Net assets	$28,931	$21,966

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – DISCONTINUED OPERATIONS

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

There are no remaining assets or liabilities of discontinued operations at September 30, 2005 or December 31, 2004.

Operating results of the discontinued operations for the nine month period ended September 30, 2005 and 2004 were as follows (in thousands):

	2005	2004
Revenues
Almond processing plant	$—	$1,109
Commercial buildings	—	804

Total	—	1,913
Expenses
Almond processing plant	—	465
Commercial buildings	—	317

Total	—	782
Interest Expense
Almond processing plant	—	76
Commercial buildings	—	267

Total	—	343
Income (loss) from discontinued operations before taxes
Almond processing plant	—	568
Commercial buildings	—	220

Total	—	788
Minority interest
Almond processing plant	—	75
Income tax provision (benefit)
Almond processing plant	—	257
Commercial buildings	—	88

Total	—	345
Income (loss) from discontinued operations, net of taxes
Almond processing plant	—	386
Commercial buildings	—	132

Total	$—	$518

NOTE G – INTEREST RATE RISK MANAGEMENT

At September 30, 2005, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) has an interest rate swap agreement with respect to $6.9 million of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of September 30, 2005, the Company’s portion of the fair value of the interest rate swap was a gain of $24,000. The estimated fair value of the swap was determined by market price quotes as of September 30, 2005, received from the joint venture’s bank.

NOTE H – STOCK OPTION INFORMATION

The 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through September 30, 2005, the Company has granted options to purchase 1,109,292 shares at a price equal to the fair market value at date of grant, 355,988 of which have been exercised, leaving 753,304 granted options outstanding at September 30, 2005. Stock options granted under the 1998 Plan have a contractual life of 10 years and on average vest over a five-year period.

The Non-Employee Director Stock Incentive Plan, or the NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The NDSI Plan provides for making of awards to non-employee directors with respect to an aggregate of 200,000 shares of common stock. Since the adoption of the NDSI Plan through September 30, 2005, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 581 option shares have been exercised, leaving 82,937 granted options outstanding at September 30, 2005. Stock options granted under the NDSI Plan have a contractual life of 10 years and vest within the year granted.

During the first nine months of 2005 and 2004, no compensation expense was recorded related to the granting of stock options. Pro forma information regarding net income (loss) and earnings (loss) per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. During 2004 and thus far in 2005, no options have been granted by the Company.

Had compensation expense been determined based on fair value at the grant date for awards using the Black-Scholes option pricing model referred to above, consistent with the provisions of FASB Statement No. 123, the Company’s net earnings (loss) and net earnings (loss) per share in 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table as of September 30, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net income/(loss) reported	$493	$(1,616)
Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(643)	(882)

Pro forma net loss	$(150)	$(2,498)

Net loss per share:
Basic - as reported	$0.03	$(0.11)
Basic - pro forma	$(0.01)	$(0.16)
Diluted - as reported	$0.03	$(0.11)
Diluted - pro forma	$(0.01)	$(0.16)

A summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2005, and the year ended December 31, 2004 follows:

	2005		2004
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of period	970,843	$23.70	1,096,424	$23.36
Granted	—	$—	—	$—
Exercised	(114,602)	$21.88	(125,581)	$20.76
Forfeited/Cancelled	(20,000)	$25.85	—	$—

Outstanding end of period	836,241	$23.90	970,843	$23.70
Options exercisable end of period	561,141	$23.48	634,045	$23.23

Exercise prices for options outstanding as of September 30, 2005, ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

NOTE I – STOCK COMPENSATION PLAN

In May 2004, the shareholders of the Company approved a stock incentive plan, the 2004 Stock Incentive Plan, for designated employees and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted to current employees in the plan potential stock awards from zero shares if below the threshold performance, to 259,804 shares for threshold performance and up to a maximum of 474,308 shares for maximum performance. These shares are being expensed over the expected vesting period based on each performance criterion. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan for the nine months ending September 30, 2005 was $1,869,000. There was $1,223,000 of cost related to the 2004 Stock Incentive Plan for the same period of 2004.

Under the Board of Directors compensation plan, each Director will receive a portion of their annual compensation in restricted stock (unless that Director controls over 15% of Company stock) and a portion in cash. Each Director has the option of electing to receive the cash portion of his annual retainer in restricted stock. During 2005, 4,190 shares of stock were granted. Total expense related to Director stock compensation at September 30, 2005 was $233,000. During the first nine months of 2004, Director stock compensation was also $274,000.

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

The total pension and retirement expense for the nine months ended September 30 was as follows (in thousands):

	2005	2004
Cost components:
Service cost-benefits earned during the period	$(173)	$(138)
Interest cost on projected benefit obligation	(142)	(117)
Expected return on plan assets	75	150
Net amortization and deferral	—	(135)

Total net periodic pension cost	$(240)	$(240)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the first nine months of 2005, we have net income of $493,000, compared to a loss of $1,616,000 for the first nine months of 2004. The increase in income during 2005 when compared to the same period of 2004 is primarily due to the impact of income from farming operations during 2005.

Results from continuing operations, including interest and other income after taxes for the first nine months of 2005, produced net income of $493,000, compared to a loss of $2,134,000 for the same period of 2004. The improvement in continuing operations for the first nine months of 2005 is due to improved operating profits in the farming and real estate-commercial/industrial segments, and to higher investment income. These improvements were partially offset by higher corporate and resort/residential real estate expenses.

Critical Accounting Policies

The preparation of our interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies have not changed since the filing of our 2004 Form 10-K. Please refer to this filing for a description of our critical accounting policies.

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

Results of Operations

Total revenue from segment operations for the nine months ended September 30, 2005 was $17,643,000 compared to $11,553,000 for the same period of 2004. Other income, including interest income, was $2,162,000 for the nine month period compared to $518,000 for the same period of 2004. The growth in revenue during 2005 is due to increased commercial/industrial real estate revenue, increased farming revenue and higher interest income. Commercial/industrial real estate revenue grew $1,925,000 due to higher oil and mineral royalty income and higher commercial lease revenue. Oil and mineral royalty income improved due to higher oil prices and higher production. Commercial lease revenue improved during the first nine months of 2005 due primarily to improved returns from the power plant lease. Power plant revenue improved due to the ending of a grace period during 2004 that was related to the timing of construction of the plant and to the receipt of variable rent payments associated with the plant’s production. Farming revenues increased $4,165,000 primarily due to the 2005 pistachio crop and the sale of 2004 crop almonds that were inventoried at year-end. The sale of 2004 crop almonds accounted for $2,007,000 of the reported farming revenue. During the third quarter we completed the pistachio harvest and two varieties of wine grapes. Our 2005 almond and walnut harvests were not completed until late October. During the third quarter we recognized income of $4,300,000 associated with the 2005 pistachio harvest, which is an increase of $1,565,000 over the 2004 pistachio harvest due to higher prices and a greater yield. During the third quarter we also recognized $1,016,000 related to the 2005 grape harvest, which is comparable to the third quarter 2004 grape harvest. Additional farming revenues will be recognized in the fourth quarter for our almonds, walnuts and the remainder of our grapes. Our 2005 farming revenues included an adjustment for estimated 2004 crop revenues of $446,000, due to higher prices on 2004 pistachios. During the same period in 2004, we had completed the pistachio and grape harvests and were in the process of harvesting our almonds and walnuts. Interest income improved due to an increase in investments as a result of a private equity placement completed during the second quarter of 2004.

Net income for the nine months ended September 30, 2005 was $493,000 or $0.03 per share, diluted, compared to a net loss of $1,616,000 or $0.11 per share, diluted, for the same period of 2004. The 2005 income was derived entirely from continuing operations whereas the 2004 loss included a loss from continuing operations of $2,134,000 or $0.14 per share, diluted. The improved 2005 results from continuing operations are largely attributable to increased revenues as described above. The improvement in revenue was partially offset by $3,418,000 of increased costs in our operating segments. Resort/residential real estate expenses for the nine months increased $528,000 when compared to 2004 due to increased spending on a public outreach campaign related to future residential developments, increased corporate allocations, and a reduction in indirect costs capitalized to our real estate projects. Commercial/industrial real estate expenses grew $606,000 due primarily to increased compensation costs of $339,000, increased repairs and maintenance costs of $125,000 due primarily to the demolition of an old previously leased commercial building, and increased legal and marketing costs of $138,000 related to activities at Tejon Industrial Complex-West. Farming expenses increased $1,090,000 in the first nine months of 2005 as compared to 2004 due primarily to the recognition of costs related to the sale of the remaining 2004 almond crop. Corporate expenses increased $1,194,000, of which $914,000 was attributable to compensation costs. The increases in compensation costs for our real estate and corporate segments in 2005 as compared to 2004 is largely due to the expensing of $646,000 of additional costs related to the 2004 employee stock incentive plan.

Total revenues for the third quarter of 2005, including investment and other income, were $11,336,000 compared to $7,369,000 for the third quarter of 2004. This increase of $3,967,000 is largely attributable to increases in oil and mineral royalties, commercial/industrial lease revenues, $2,862,000 of farming revenue, $327,000 of increased interest income, and the recognition of a $351,000 gain on the sale of land. The improvement in farming revenue is due to the improvement in pistachio revenue as described above and the sale of 2004 crop almonds that were in inventory at year-end.

For the third quarter of 2005, the Company had net income of $2,317,000 or $0.14 per share, diluted, compared to income for the same quarter of 2004 of $127,000 or $0.01 per share, diluted. The net income for the third quarter of 2004 was comprised of income from continuing operations of $68,000 or $0.01 per share, diluted and income from discontinued operations of $59,000 or $0.00 per share, diluted. The results from continuing operations during the third quarter of 2005 improved over the third quarter of 2004 due to improved revenues as described above. The improved revenues for the third quarter were partially offset by increased expenses in our operating segments. The largest increases occurred in our farming segment and in corporate expenses. Farming costs grew $256,000 during the third quarter of 2005 compared to the same period of 2004 due to cost of sales related to our 2005 pistachio crop and the sale of 2004 crop almonds during 2005. Corporate costs increased $200,000 during the quarter due mainly to $147,000 of higher compensation costs reflecting increased staffing levels.

Our marketing activity at TIC-West has been slow in past quarters but has seen a marked increase over the last four months. As a result of this new activity, the industrial building development and owned by the Tejon-Dermody Industrial LLC unconsolidated joint venture was leased during the third quarter of 2005. As a relatively new competitor within the commercial/industrial market, our marketing efforts have generally been focused on educating potential users about the logistical benefits of our site and to the success that current tenants and owners within our development have had. We believe that as California’s population continues to grow and the economy continues its expansion, we will begin to see an increase in industrial activities at Tejon Industrial Complex. Our development fits very well within the logistics model that companies are beginning to use that favors larger single-site buildings rather than a number of smaller decentralized distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels large enough to support buildings of that size will provide us with a potential marketing advantage.

We expect that during the remainder of 2005 and in future periods, our real estate segments will continue to see increases in costs primarily related to higher professional service fees, planning, land entitlement, and staffing as we continue to increase our real estate activities and pursue development opportunities. The timing and completion of land entitlement and development-related activities will continue to be difficult to predict due to uncertainties inherent in the approval processes and variable market factors. These factors directly impact the magnitude of our future costs.

Thus far in 2005, despite higher production levels for almonds and pistachios within California, prices for our almond and pistachio crops remain very strong and are currently at the top range of prices for these crops. Strong demand for almonds and pistachios, both in the United States and in export markets for almonds and pistachios is keeping prices at the current high levels. However, improved global production or significant increases in the value of the dollar in export markets could negatively impact exports and current prices. Prices for our grape varieties have also improved due to renewed demand for the varieties we grow.

We continue to believe that the long-term production trend for almonds and pistachios will continue to increase on a statewide basis due to the continued planting of new orchards. This long-term trend in production could lead to a future decline in prices for these crops.

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

There have been no discontinued operations during 2005 and there are no discontinued assets or liabilities as of September 30, 2005. For the first nine months of 2004, discontinued operations consisted of a gain of $386,000 from Pacific Almond, and $132,000 of net income from the Arizona buildings, resulting in a net gain of $518,000.

Income Taxes

Income tax expenses totaled $224,000 through the third quarter of 2005. This is compared to $1,077,000 of benefits for the same period of 2004. The tax benefit for the first nine months of 2004 consisted of $1,422,000 of benefit related to continuing operations and $345,000 of tax expense related from discontinued operations. These tax expenses and benefits represent effective income tax rates of approximately 31% in 2005 and 40% in 2004. The change in the effective tax rate is related to 2005 permanent tax differences instituted in 2005.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $63,308,000 at September 30, 2005, a decrease of $1,084,000 from the corresponding amount at the end of 2004. Cash, cash equivalents and marketable securities decreased during the first nine months of 2005 due primarily to land development project costs and investments in marketable securities. These outflows were partially offset by cash from operating activities and proceeds from the exercise of stock options.

The following table shows our cash flow activities for the nine months ended September 30:

(in thousands)	2005	2004
Operating activities	$4,396	$(2,513)
Investing activities	(11,874)	(25,100)
Financing activities	2,485	38,031
Discontinued Operations	—	1,356

During the first nine months of 2005, operations provided $4,396,000 of cash reflecting improved business results from continuing operations, especially when non-cash stock compensation costs and depreciation cost are added back to operations, and tax benefits from the exercise of stock options. During 2004, the net cash used in operations was the result of the net loss for the year, increases in farm inventories, and a reduction in payables.

During the first nine months of 2005, we used $11,874,000 for investing, primarily reflecting investments in marketable securities of $9,446,000 and capital investment spending of $7,867,000. Cash used in investing activities during the first six months of 2004 was $25,100,000, consisting of capital investment spending and investment in marketable securities being partially offset by maturing securities and the receipt of proceeds from a community facilities district.

It is anticipated that throughout the remaining three months of 2005 we will continue to invest funds in our real estate development projects. We estimate that our capital investment requirements over the remainder of 2005 could total approximately $4,000,000.

During the first nine months of 2005, financing activities provided $2,485,000 in cash, primarily due to net proceeds from the exercise of stock options. Cash provided by financing activities for the first nine months of 2004 totaled $38,031,000 due to the receipt of funds from a private equity placement, being partially offset by the repayment of our long-term line of credit.

We have no cash flow from discontinued operations for the nine months ended September 30, 2005. During the first nine months of 2004, cash provided by discontinued operations was $1,356,000.

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

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At September 30, 2005, total capitalization was $138,093,000, consisting of $475,000 of debt and $137,618,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent.

We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2005, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full on June 5, 2007. This note is secured by all of our farm acreage. The remaining long-term debt, less current portion of $25,000, is $450,000 at September 30, 2005. This note is for a loan that provides long-term financing for a building being leased to Starbucks. This note has a maturity date of May 1, 2018.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period (in thousands)
	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$475	$25	$54	$62	$334
Cash contract commitments	$2,621	$2,621	$—	$—	$—

Total contractual obligations	$3,096	$2,646	$54	$62	$334

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

The guarantee consists of a $6,000,000 guarantee related to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture formed to construct and market a 651,000-square foot building at the Tejon Industrial Complex-West. Total debt in the venture is approximately $12,021,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. This loan currently matures in January 2006, and the joint venture is currently in the process of evaluating refinancing alternatives. The Company believes it is unlikely that it will ever be required to make payments under this guarantee.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, joint venture arrangements, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt, and the issuance of common stock. As noted above, we have $63,308,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

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

We are exposed to interest rate risk on our long-term line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt ($475,000) has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in the interest rates. We believe it is prudent at times to limit the variability of floating rate interest payments and in the past entered into interest rate swaps to manage those fluctuations.

At September 30, 2005, we had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, an unconsolidated joint venture, has an interest rate swap agreement with respect to $6.9 million of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of September 30, 2005 the Company’s portion of the fair market value of the interest rate swap was a gain of $24,000. Estimated fair value of the swap was determined by market price quotes as of September 30, 2005, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At September 30, 2005

(Dollars in Thousands)

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at 09/30/2005
Assets:
Marketable securities	$253	$2,209	$14,448	$9,134	$31,110	$5,718	$62,872	$61,609
Weighted average interest rate	2.52%	3.27%	3.23%	3.68%	3.94%	4.21%	3.73%
Liabilities
Long-term debt	$6	$25	$27	$29	$30	$358	$475	$475
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

Commodity Price Exposure

As of September 30, 2005 we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2005 crop production. The farming costs inventoried are related to the 2005 crop and are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at September 30, 2005, $5,197,000 is at risk to changing prices. Of the amount at risk to changing prices $4,300,000 is attributable to pistachios and $897,000 is attributable to grapes. The comparable amount of accounts receivable at risk to price changes at December 31, 2004 was $6,360,000. Of the December 31, 2004 amount at risk to changing prices, $4,220,000 was related to almonds, $1,909,000 was related to pistachios, and $231,000 was related to walnuts.

The price estimated for recording accounts receivable for pistachios was $1.36 per pound at December 31, 2004, and is $2.13 per pound at September 30, 2005. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $20,150. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.05 to $2.14. With respect to grapes, the price estimated for recording the receivable was $127.63 per ton. For each $10.00 change in the per ton price of grapes, our receivable for grapes increases or decreases by $70,300.

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

PART II – OTHER INFORMATION

Item 5.	Other Information

Tejon Mountain Village Letter of Intent

On November 9, 2005, Tejon Ranchcorp (“TRC”), a subsidiary of the Company, entered into a non-binding Letter of Intent (the “Letter”) with DMB Associates Inc. (“DMB”), which sets forth the principal terms of a proposed joint venture operating agreement to be entered into between the parties relating to the entitlement and development of Tejon Mountain Village (“TMV”), a resort/recreational community that will combine 5,000 acres of low density development with 23,000 acres of nature reserve. A binding commitment with respect to the transaction contemplated by the Letter would result only from the successful execution and delivery of a joint venture operating agreement and completion of the due diligence period. It is expected that the agreement and due diligence will be completed by the end of the first quarter of 2006.

In the Letter, the parties have preliminarily agreed to secure entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels and golf course sites in TMV. In the contemplated joint venture, TRC will contribute rights to all studies, research, and other work which TRC has done related to TMV, as well as the 28,000 acres comprising the TMV site at the time entitlements have been successfully obtained and litigated, while DMB will contribute up to a total of $113,500,000 to fund entitlement efforts and development.

Item 6.	Exhibits

Page Number
(a) Exhibits –

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	Pursuant to the 1992 Employee Stock Incentive Plan Severance Agreement	FN 5

10.8	Director Compensation Plan	FN 5

10.9	Non-Employee Director Stock Incentive Plan	FN 5

10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	1998 Stock Incentive Plan	FN 5

10.10(1)	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	Employment Contract - Robert A. Stine	FN 5

10.15	Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

10.21	2004 Stock Incentive Program	FN 11

10.22	Form of Restricted Stock Agreement	FN 11

10.23	Form of Restricted Stock Unit Agreement	FN 11

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to the company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report -

1.	Press release announcing that Tejon Ranch Co. filed the initial application for a general plan amendment and specific plan in Kern County for its Tejon Mountain Village Development. These filings start the entitlement approval process within Kern County. Date of the report was July 1, 2005.

2.	Press release announcing results of operations for period ending June 30, 2005. Date of report was August 8, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

November 9, 2005	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief Financial Officer