Form 10-K
period 2005-12-31
TEJON RANCH CO
filed 2006-03-15
CIK 96869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of registrant’s Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of registrant on March 10, 2006 was $524,995,536 based on the closing price on that date on the New York Stock Exchange.

The number of the Company’s outstanding shares of Common Stock on March 10, 2006 was 16,555,875 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Throughout Item 1—“Business,” Item 1A – “Risk Factors,” Item 2—“Properties,” Item 3—“Legal Proceedings,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” we have made forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and industrial building, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

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

Over the past few years, we have been implementing a strategy that has led to our transformation from an agricultural operations based company to a real estate development company. In order to implement our strategy, we entered into joint venture agreements for the development of portions of our land, began conceptual land planning and land entitlement projects, and undertook a program of divesting non-strategic assets.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

(Amounts in thousands of dollars)

	2005	2004	2003
Revenues
Real estate - commercial/industrial	$13,063	$10,192	$9,355
Farming	13,297	10,720	5,893

Segment revenues	26,360	20,912	15,248
Interest income	2,565	1,026	366
Other income	384	32	37

Total revenues	$29,309	$21,970	$15,651

Segment Profits (Losses) and Net Income (Loss)
Real estate - commercial/industrial	$3,792	$2,027	$2,317
Real estate - resort/residential	(2,496)	(1,987)	(2,165)
Farming	5,783	3,772	(1,333)

Segment profits (losses) (1)	7,079	3,812	(1,181)

Interest income	2,565	1,026	366
Other income	384	32	37
Interest expense	(70)	—	—
Corporate expenses	(7,881)	(6,623)	(4,032)

Operating income (loss) from continuing operations before equity in earnings of unconsolidated joint ventures	2,077	(1,753)	(4,810)
Equity in earnings (losses) of unconsolidated joint ventures	423	7	(348)

Operating income (loss) from continuing operations before income taxes	2,500	(1,746)	(5,158)
Operating income (loss) from continuing operations after income taxes	1,546	(962)	(3,169)
Income (loss) from discontinued operations, net of applicable income taxes	—	1,351	242

Net income (loss)	$1,546	$389	$(2,927)

Identifiable Assets by Segment (2)
Real estate - commercial/industrial	$25,620	$22,030	$21,233
Real estate - resort/residential	31,010	26,177	22,922
Farming	18,152	17,980	14,345
Corporate	73,009	72,017	39,786

Total assets	$147,791	$138,204	$98,286

(1)	Segment profits (losses) are revenues from continuing operations less operating expenses, excluding interest income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(2)	Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, buildings and improvements, and the net assets of discontinued operations.

Real Estate Operations

Our real estate operations consist of four principal activities: land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management. Our 270,000-acre land holding offers significant real estate development opportunities. Our land is characterized by diverse topography and scenic vistas and is conveniently served by three inter-regional highways. Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 140,000 vehicles a day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, which includes the Tejon Industrial Complex – East and West, the Centennial master planned community on our land in Los Angeles County, and our resort and residential project called Tejon Mountain Village, or TMV.

Our real estate activities within our commercial/industrial segment include: entitling, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings and unleased buildings to be included in our income portfolio; and the sale of land to third parties for their own development. Our real estate operations within our resort/residential segment at this time include only land entitling and land planning activities.

During 2005, commercial/industrial activity was principally focused on the 351-acre Tejon Industrial Complex-West, or TIC-West, at the Interstate 5/Laval Road Interchange. The activity was primarily related to infrastructure construction and marketing of commercial sites. Leasing activity at TIC-West during 2005 consisted of the Tejon Dermody Industrial LLC joint venture leasing a 650,000 square foot building to Oneida, Ikea, and Regency Air. We also entered into a development agreement with the Rockefeller Group Development Corporation to develop up to 500 acres within TIC-West and Tejon Industrial Complex-East, or TIC-East, for warehouse and distribution uses. The development agreement also provides for the establishment of a Foreign Trade Zone over the 500 acres.

We were also very involved during 2005 in securing development rights for TIC-East, an 1,109-acre commercial/industrial development adjacent to Interstate 5 and across the freeway from TIC-West. During January 2003, we received approval for the project from the Kern County Board of Supervisors. Development has not begun on this project due to a lawsuit that has been filed by groups opposing the approval of our project. The project was re-approved by the Kern County Board of Supervisors in November 2005. See Item 3, “Legal Proceedings,” for a further discussion of this subject.

Developers and end users continue to express interest in developing industrial, warehouse, and distribution facilities within our commercial/industrial developments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for an overview of operations and trends within the industry.

Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to a full-service truck stop facility, a truck wash, four auto service stations with convenience stores, four fast-food operations, two full-service restaurants, two motels, an antique shop, and a United States Postal Service facility. We are also involved in a joint venture that owns and operates a 51-acre travel and truck stop facility, called Petro Travel Plaza. Petro Travel Plaza also operates two separate gas stations with convenience stores within TIC-West. In addition, several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes are also leased. We also lease 31 acres to Calpine for an electric power plant and own and lease one office building in Rancho Santa Fe, California. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities.

As of December 31, 2005, approximately 8,450 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 363,900 barrels of oil and 68,000 MCF of dry gas during 2005. Our share of production, based upon prevailing average royalty rates during the last three years, has been 128, 132, and 102 barrels of oil per day for 2005, 2004, and 2003, respectively. Approximately 200 producing oil wells were located on the leased land as of December 31, 2005.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or National, for the purpose of manufacturing portland cement from limestone deposits found on the leased acreage. National owns and operates on the property a cement manufacturing plant with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. See Item 3, “Legal Proceedings,” for a further discussion.

Our resort/residential segment activities include conceptual design planning and entitlement activities related to our lands. During 2005, the Centennial development, a large master-planned community development encompassing 11,700 acres of our land, continued the environmental review process within the Los Angeles County Planning Department that commenced in 2004. The environmental review process itself could take some time to complete and we are estimating that it could take several years to ultimately receive the required regulatory approvals from Los Angeles County to begin development of this project. Upon completion of the Centennial development it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when completed, would create a substantial number of jobs.

In addition to the Centennial community project, we are engaged in the environmental review and approval process within the Kern County Planning Department for the TMV community. TMV is envisioned as an exclusive, very low density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, educational and cultural programs, themed retail shopping, concierge services, and other exclusive services and amenities that are designed to distinguish

TMV as the resort of choice for the Southern California market. We entered into a non-binding Letter of Intent, or the Letter, with DMB Associates Inc., or DMB, in November 2005, which sets forth the principle terms of a proposed joint venture operating agreement to be entered into between the parties relating to the entitlement and development of TMV. A binding commitment with respect to the transaction contemplated by the Letter would result only from the successful execution and delivery of a joint venture operating agreement and completion of the due diligence period. It is expected that the agreement and due diligence will be completed within the next few months.

In the Letter, the parties have preliminarily agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV. In the contemplated joint venture, TRC will contribute rights to all studies, research, and other work which TRC has done related to TMV, as well as 28,000 acres comprising the TMV site at the time entitlements have been successfully obtained and litigated, while DMB will contribute up to a total of $113,500,000 to fund entitlement efforts and development.

The sale and leasing of commercial/industrial and residential real estate is very competitive, with competition coming from numerous and varied sources around California. The degree of competition is impacted by such factors as the supply of comparable real estate available for sale or lease and the level of demand for that real estate. Currently, our greatest competition for commercial/industrial development comes from land in the inland empire region of Southern California and areas north of us in the San Joaquin Valley of California. The greatest competition for the Centennial project will come from developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and range of projects.

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,258; almonds—1,686; pistachios—985; and walnuts—295. We also grow wheat on approximately 600 acres and alfalfa and forage mix on 750 acres in the Antelope Valley. We also lease 810 acres of land that is used for the growing of vegetables.

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

In 2005, our almonds were sold to various commercial buyers, with two of the buyers each receiving approximately 38% of the crop. We do not believe we would be adversely affected by the loss of either or both of our largest buyers because of the size of the almond market, the large number of other buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer.

In 2005, the majority of our pistachios were sold to one customer and our walnuts were sold to two customers, each purchasing approximately 50% of the crop. We believe that the loss of any of these customers would not adversely impact us because, like almonds, there are a number of potential purchasers of pistachios and walnuts and prices do not change based on the identity of the buyer. During 2005, the majority of harvested wine grapes were sold to two wineries. The imbalance between the supply and demand of wine grapes over the last few years has continued to decline and, as a result, prices for our grapes have continued to increase.

Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices.

Our water entitlement for 2005 available from the State Water Project was adequate for our farming needs. The State Department of Water Resources has announced its 2006 water supply at 70% of full entitlement. Other water supplies that the local water district will be able to make available to its farmers, combined with this level of state entitlement, are expected to provide a level of water supply that will cover all of our farming needs. If in any year the local water district cannot meet all of our agricultural demands, we will rely on ground water sources, water transfers from the Tejon-Castac Water District and water banking arrangements into which we have entered. Water from these sources may be more expensive because of pumping costs and transfer costs, but can be expected to make up for shortfalls of the kind we have experienced in the past.

See discussion of water contract entitlement and long-term outlook for water supply under Part I, Item 2, “Properties.”

Customers

In 2005, Pistachio Growers Incorporated accounted for approximately 19% of revenue from continuing operations and Calpine Generating Company, a lessee of land, accounted for approximately 11% of revenue from continuing operations.

In 2004, Hughson Nut, a purchaser of almonds, accounted for approximately 13% of revenues from continuing operations and Pistachio Growers Incorporated accounted for 10% of revenues from continuing operations. In 2003, no single customer accounted for more than 10% of the Company’s revenues from continuing operations.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2005, we had 117 full-time employees. None of our employees is covered by a collective bargaining agreement.

Reports

We make available free of charge through an Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission. We also make available on our website our corporate governance guidelines, charters of our key Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request.

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of March 10, 2006, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the board of directors.

Name	Office	Held Since	Age
Robert A. Stine	President and Chief Executive Officer, Director	1996	59

Dennis J. Atkinson	Vice President, Agriculture	1998	55

Joseph E. Drew	Senior Vice President, Real Estate	2001	63

Allen E. Lyda	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	1990	48

Dennis F. Mullins	Vice President, General Counsel and Secretary	1993	53

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

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occurs, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves significant risk and could result in operating losses.

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

We are subject to various land use regulations and require governmental approvals for our developments that could be denied. In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land, and construction. All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which would adversely impact the financial returns from a given project. The Los Angeles County Planning Department released a set of draft amendments to the Los Angeles County General Plan that would extend a planning overlay designation called “Sensitive Ecological Areas” to cover most of the footprint of the Centennial project. It is not clear at this early stage what chance this draft has of being adopted by the Los Angeles County Board of Supervisors or what its impact on Centennial would be, but if adopted it would likely involve additional processing time, studies, and findings by county officials, which could have an adverse impact similar to the density provisions described above and, at worst, could provide a pretext for denying the Centennial application. In addition, many states, cities and counties (including neighboring Ventura County) have in the past approved various “slow growth” or “urban limit line” measures. If that were to occur in the jurisdictions governing the Company’s land use, our future real estate development activities could be significantly adversely affected.

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

We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, presumed removal of oak trees, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, and criticism of proposed development in rural areas as being “sprawl”.

Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, the TIC – West and East, Centennial and TMV, involve obtaining governmental entitlements. A delay in obtaining governmental entitlements could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.

We are in competition with several other developments for customers and residents. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Centennial ultimately would compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will include a greater area and range of projects.

Negotiations regarding the development of the planned Tejon Mountain Village community may not be successful.

Our subsidiary, Tejon Ranchcorp, has entered into a non-binding Letter of Intent with DMB Associates Inc. that sets forth the principal terms of a proposed joint venture operating agreement to be entered into between the parties relating to the entitlement and development of TMV. However, a binding commitment with respect to the transaction contemplated by the Letter of Intent would result only from completion of the due diligence period and the negotiation and execution of a joint venture operating agreement, which negotiation has only recently commenced and may not be successful.

Our developable land is concentrated entirely in California. All of our developable land is in California. Any adverse change in the economic climate of California, or our region of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located could adversely affect our real estate development activities. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.

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

Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 10, 2006, directors and members of our executive management team beneficially owned or controlled approximately 31% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.

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

Approximately 247,000 acres of our land are located in Kern County, California. The Kern County General Plan, or the General Plan, for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the General Plan is intended to provide general guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. In addition to conforming to any amendment of the General Plan, much of our land will require specific zoning and site plan approvals prior to actual development.

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

Portions of our land consist of mountainous terrain and much of the land is not presently served by paved roads or by utility or water lines. Any significant development of the land would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner that accommodates a number of environmental concerns, including endangered species and wetlands issues, which may limit development of portions of the land or result in substantial delays in getting governmental approval. Rural/agricultural development of much of our mountain land could be accomplished without many or any such approvals, constraints, and/or investments, but we have not to date pursued this avenue of development.

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

In addition to our agricultural contract water entitlements, we have an additional entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or Tejon-Castac, a local water district serving only our land and land we have sold in the Tejon Industrial Complex, has 5,278 acre feet of State Water Project entitlement, or enough to supply over 10,000 average families assuming 100% delivery. In addition, Tejon-Castac has over 25,000 acre feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between Tejon-Castac and our Company. Tejon-Castac is the principal water supplier to the Tejon Industrial Complex, and would be the principal water supplier for any significant residential and recreational development in TMV.

During 2005, project allocations were 90%, and the Wheeler Ridge Water District was able to supply us with 100% of our farming demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the higher-priced State Water Project water. Both the Wheeler Ridge Water District and Tejon-Castac are able to bank (percolate into underground aquifers) some of their excess supplies for future use. The Wheeler Ridge Water District expects to be able to deliver our entire contract water entitlement in any year that the State Water Project deliveries exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if State Water Project deliveries are less than 30% of our entitlement in any year, or if less severe shortages continue for a sustained period of several years, then the Wheeler Ridge Water District may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfers from Tejon-Castac and water banking assets to supply the shortfalls to our farming operations. Water from these sources may be more expensive because of pumping costs and/or transfer costs. Also, as we develop our real estate for residential, commercial and industrial uses, there will be less water available for agriculture from Tejon-Castac. A 70% allocation has been made by the State Water Project for 2006. With this allocation, along with the Wheeler Ridge Water District’s additional supplies, we believe that we will have adequate water supplies for farming in 2006.

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

Portions of our property also have available groundwater. That source would be sufficient to supply significant commercial development in the Interstate 5 corridor and provide a significant portion of the water needed for development at Centennial and TMV. Ground water in the Antelope Valley Basin has recently become the subject of litigation. Please refer to Item 3, “Legal Proceedings.”

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

The Tejon Ranch Public Facilities Financing Authority Community Facilities District (“CFD”), a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23.9 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2004, $2,422,000 was reimbursed through these bond funds. In 2005, 2004 and 2003, the Company paid approximately $385,000, $101,000, and $96,000, respectively, in special taxes related to the CFD. As development continues to occur at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2006 of approximately $637,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien

ITEM 3. LEGAL PROCEEDINGS

We lease land to National for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. National’s former subtenant, Systech Environmental Corporation, is awaiting action by the California Department of Toxic Substances Control in order to achieve regulatory closure for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from the Company.

The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation, or Lafarge, the current tenant National, and the Company to, among other things, investigate the source and extent of the groundwater contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils from the property that were the principal source of the contamination.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities. Groundwater contamination levels down gradient of the cap exceeded limits set by the RWQCB following record-breaking rains in late winter 2005. The Company is advised that National and Lafarge are conducting studies and developing a plan to minimize the chances of this occurring again.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with former industrial waste landfills. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains an ongoing activity. Lafarge previously removed waste historically disposed of in the landfills and transported that waste off-site for disposal.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains an on-going activity. Some oil contamination located beneath plant buildings and equipment remains on the property.

To date, the Company is not aware of any other failure by Lafarge or National to comply with the orders or informal requests of the RWQCB. The Company has not been directed by the RWQCB to perform any remedial activities. Under the lease between National and the Company, National is obligated to indemnify the Company for costs and liabilities arising directly or indirectly out of its use of the leased premises. Lafarge has liability for all obligations under the indemnity provisions arising before the November 1987 assignment of the lease from Lafarge to National. The Company believes that all of the matters described above are included within the scope of the National or Lafarge indemnity obligations.

The Company believes that Lafarge and National have sufficient resources to perform any possible or reasonably likely obligations relating to these matters. If they do not and the Company is required to perform the likely remedial work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.

On February 20, 2003, the Center for Biological Diversity and other environmental groups filed a lawsuit in Kern County Superior Court against Kern County. This suit challenged the County’s certification of the environmental impact report, or EIR, for Tejon Industrial Complex-East, or

TIC-East, the Company’s 1,100-acre expansion of the industrial park at the south end of the San Joaquin Valley. Principal environmental issues raised in the suit involved the project’s likely effects on air quality and on species of concern, the impact of converting farmland to developed land and the related potential for growth inducement, and the cumulative impact of the project when combined with other development on Company land and elsewhere. The suit also challenged the land use entitlements granted by the County as being inconsistent with the County’s general plan and zoning policies. Two subsidiaries of the Company are the real parties in interest. The Company has an obligation to indemnify and defend the County and has undertaken defense of this suit in close coordination with County counsel.

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

A supplemental environmental analysis was prepared to address the air quality and biological issues described above. In response to comments from the county staff, we changed the uses allowed under the specific plan and increased the mitigation measures to be provided, which will serve to further reduce the air quality impacts addressed by the court. These changes to allowed uses are not expected to be material from a commercial perspective because they principally delete uses that are not considered to be commercially viable but which were generally permitted by the previous specific plan. The project approvals, including the changes described above, were resubmitted to the Kern County Board of Supervisors for consideration and action in light of the additional information contained in the supplemental environmental analysis. The Kern County Board of Supervisors certified the corrected EIR incorporating the supplemental environmental analysis and approved the project in November 2005. The corrected EIR has been returned to the court for its review. Plaintiffs have contested the adequacy of the corrected EIR before the Kern County Board of Supervisors and the Court, which could result in further delays before the Company can develop the land.

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be permanently fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. It is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table shows the high and low sale prices for our Common Stock on the New York Stock Exchange for each calendar quarter during the last two years:

	2005		2004
Quarter	High	Low	High	Low
First	$55.90	$38.81	$43.21	$34.95
Second	53.77	43.77	38.65	33.14
Third	62.72	45.30	38.50	32.12
Fourth	47.84	39.15	41.55	34.50

As of March 10, 2006 there were 460 owners of record of our Common Stock.

No dividends were paid in 2005 or 2004 and at this time there is no intention of paying dividends in the future.

For information regarding the equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.

In 2005, the Certification signed by the CEO that he was not aware of any violation by the Company of the existing corporate governance standards of the New York Stock Exchange, or the Exchange, was filed by the Company with the Exchange, as required by Section 303A.12(a) of the Exchange’s Listed Company Manual.

ITEM 6. SELECTED FINANCIAL DATA

Years Ended December 31

(in thousands of dollars, except per share amounts)

	2005	2004	2003	2002		2001
Total revenues from continuing operations, including interest and other income	$29,309	$21,970	$15,651	$18,535	(2)	$16,027

Operating income (loss) from continuing operations after tax	$1,546	$(962)	$(3,169)	$143	(2)	$(277)
Income from discontinued operations, net of applicable income taxes	—	1,351	242	100		571

Net income (loss)	$1,546	$389	$(2,927)	$243	(2)	$294

Total assets	$147,791	$138,204	$98,286	$100,796		$99,148
Long-term debt, less current portion	$444	$469	$10,492	$8,658		$8,655
Stockholders’ equity	$138,831	$132,093 (1)	$74,643	$73,594		$72,129 (3)
Income (loss) per share from continuing operations, diluted	$0.09	$(0.06)	$(0.22)	$0.01	(2)	$(0.02)
Income (loss) per share from discontinued operations, diluted	$—	$0.09	$0.02	$—		$0.04
Net income (loss) per share, diluted	$0.09	$0.03	$(0.20)	$0.01	(2)	$0.02

(1)	Includes net proceeds from a private placement with respect to our common stock and resulting in net proceeds to the Company of approximately $51,656,000.
(2)	Includes receipt of a one-time payment of $1,375,000 ($825,000 net of tax or $.06 per share) from the sale of an easement.
(3)	Includes net proceeds from a rights offering made to our stockholders with respect to our common stock completed in January 2001 and resulting in net proceeds to the Company of approximately $29,600,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

See Part I, Item 1, “Business” for cautionary statement regarding forward-looking information.

We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and to create value for our shareholders. In support of these objectives, we have been investing in land planning and entitlement activities for new industrial and residential land developments and in infrastructure improvements within our active industrial development. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.

Our business model is designed to create value through the entitlement and development of land for commercial/industrial and resort/residential uses while at the same time protecting significant portions of our land for conservation purposes. We operate our business near one of the country’s largest population centers, which is expected to continue to grow well into the future.

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

For 2005, we have net income of $1,546,000, compared to net income of $389,000 for 2004. Revenues from continuing operations for 2005 grew $5,448,000 to $26,360,000. Expenses from continuing operations for 2005 were $27,162,000, an increase of $3,439,000 when compared to 2004. The growth in revenue is due to an improvement in revenue from our farm crops, increased royalties from oil and minerals, and higher leasing revenue. The improvement in farm crop revenue is primarily due to higher prices for our almonds, pistachios, and grapes. Our royalty income from oil and minerals grew due to higher prices for oil and cement. Leasing revenue increased due to higher revenues from our power plant lease. The largest components of the increase in expense for the year are staffing costs, including higher stock compensation expense, marketing and public relations costs related to our development projects, and increased operational costs related to water, repairs and fuel.

Income from continuing operations for 2005 is $1,546,000, compared to a loss of $962,000 during 2004.

During 2004, we had net income of $389,000, compared to a loss of $2,927,000 for 2003. Revenues from continuing operations for 2004 were $20,912,000, an increase of $5,664,000 when compared to 2003. Expenses from continuing operations for 2004 were $23,723,000, which is an increase of $3,262,000 when compared to $20,461,000 during 2003. Increased farming revenues of $4,827,000 and improved commercial/industrial revenue of $837,000 drove the improvement in revenue. The increase in farming revenue was due primarily to higher prices and greater production of almonds, grapes, and pistachios. Commercial/industrial revenue growth was due to improvements in oil and mineral royalties and leasing revenues. The largest component of the increase in expense was $2,144,000 of costs related to the 2004 stock incentive plan. This plan was approved by our shareholders in 2004 and provides for the granting of restricted stock and restricted stock units based on the achievement of performance and milestone objectives. Additional increases in expense were caused by higher staffing costs and higher professional service fees. Staffing costs increased due to additional staff and higher employee benefit costs. Professional service fees increased due to real estate entitlement activities and costs related to Sarbanes-Oxley activities, new internal audit costs, and higher external audit costs.

The loss from continuing operations for 2004 was $962,000, compared to a loss of $3,169,000 during 2003. Offsetting the loss from continuing operations in 2004 were profits from discontinued operations after taxes of $1,351,000. The discontinued operations’ profits were generated from the gain on the sale of our investment in Pacific Almond, an almond processing plant, and from the gain on the sale of three buildings in Phoenix, Arizona.

During 2004, we completed a private placement of 1,682,981 shares of our common stock, resulting in gross proceeds of $55,000,000 and net proceeds of $51,656,000. Additional information regarding the private placement is included within the Cash Flow and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During 2006, we will continue to invest funds toward the achievement of entitlements for our land and for infrastructure development within our active industrial developments. The process of securing entitlements for our land is a long, arduous process and could take several years. Over this time, our net income will fluctuate year-to-year based upon commodity prices and production within our farming segment and upon the timing of sales of land and the leasing of land within our industrial development.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations provides the reader of our financial statements with a narrative discussion of our results of operations. It contains the results of operations for each business segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 14 of the Notes to Consolidated Financial Statements, “Business Segments.”

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, stock compensation, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition – The Company’s revenue is primarily derived from rental revenue from our rental portfolio, royalty revenue from mineral leases, sales of farm crops, and land sales. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease unless there is a considerable risk as to collectibility. The financial terms of leases are contractually defined. Royalty revenues are contractually defined and are generally based upon production. Rental revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy.

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

For the 2005 orchard crops, we estimated almond revenues to be $2,891,000, or $3.18 per pound on average, pistachio revenue to be $4,600,000, or $2.28 per pound, and walnut revenue to be $331,000, or $0.32 per pound. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2005. Over the last three years, prices received on almonds have ranged from $1.85 to $3.80 per pound. Pistachio prices over the last three years have ranged from $1.05 to $2.30 per pound, and walnut prices have ranged from $.32 to $.60 per pound. If we were to assume that our above estimates for 2005 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $197,000, or 3% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $.05 from the midpoint. As an example, the range for almonds in 2005 was $3.13 to $3.23 per pound. If we were to change our estimate of 2005 orchard crop revenues to the low end of the estimate range, there would be no material impact on our liquidity or capital resources.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $398,000 in 2005, decreased farming revenue by $34,000 in 2004, and increased farming revenue by $543,000 in 2003. The large adjustments in 2005 and 2003 related to continuing increases in almond and pistachio prices prior to the receipt of our final scheduled payments.

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

Allocation of Costs Related to Land Sales and Leases - When we sell or lease land within one of our real estate developments and we have not completed all infrastructure development related to the total project, we follow SFAS No. 66 and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, we use estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market and costs of construction change.

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward, due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During 2005 and 2004, $.96 per square foot of cost was allocated to sold and leased land as a cost of development. Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

We believe that the estimates used related to cost of sales and allocations to leased land is a critical accounting estimate and will become even more significant as we continue to move forward as a real estate development company. The estimates used are very susceptible to change from period to period, due to the fact that they require management to make assumptions about costs of construction, absorption of product, and timing of project completion, and changes to these estimates could have a material impact on the recognition of profits from the sale of land within our developments.

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

Defined Benefit Retirement Plans – The plan obligations and related assets of our defined benefit retirement plan are presented in Note 13 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2005, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 5%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3%. If we were to assume a 50 basis point change in the discount rate used, our periodic pension cost would increase or decrease approximately $34,000 and our projected benefit obligation would increase or decrease approximately $211,000.

Stock-Based Compensation — We apply the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for long-term stock-based incentive plans. No compensation cost related to grants of stock options was reflected in net income, as all options granted under the plans had an exercise price equal to the market price. No stock options were granted during 2005 or 2004. See Note 7 of the Notes to Consolidated Financial Statements, “Common Stock and Stock Option Information,” for the annual impact if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We also make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by $504,000 depending on whether the change in estimate increased or decreased shares vesting.

See Note 8 of the Notes to Consolidated Financial Statements, “Stock Compensation Plan,” for total 2005 stock compensation expense.

New Accounting Pronouncements

The accounting policies adopted during 2005 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

On October 13, 2004, FASB concluded that Statement No. 123 (revised 2004), “Share-Based Payment”, or Statement 123R, which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced a rule amending the compliance dates for Statement 123R. This means that we are now required to implement the standard for the first quarter of 2006. We currently follow APB Opinion No. 25. “Accounting for Stock Issued to Employees” and, because the exercise price of stock options granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Using the modified prospective method, the potential impact to the Company of applying Statement 123R in 2006 will be approximately $526,000 after income tax benefits.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. This interpretation clarifies that the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity on which timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We have reviewed FASB Interpretation No. 47 and concluded that this new pronouncement has no impact on operations or reporting at this time.

FASB Statement No. 154, “Accounting Changes and Error Corrections,” was issued during May 2005. This statement has been issued as a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement requires retrospective application of any change in accounting principles to the financial statements of prior periods, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. We have reviewed FASB Statement No. 154 and concluded that this pronouncement will not have an impact on operations or reporting at this time.

Results of Operations by Segment

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:

Real Estate – Commercial/Industrial

Our commercial/industrial segment profits during 2005 increased $1,765,000, or 87%, when compared to 2004 segment profits. The improvement in segment profits was driven by an increase in revenues of $2,871,000. The growth in revenues was primarily driven by higher leasing revenues and higher oil and mineral royalty revenues. Lease revenues increased approximately $2,000,000 during the year. This increase was largely due to higher revenues from our power plant lease with Calpine. Power plant lease revenue improved due to the ending of a grace period during 2004 that was related to the timing of construction of the plant and to the receipt of variable rent payments associated with the plant’s production. Oil and mineral royalties improved during 2005 due to higher prices for oil and increased production and prices for cement and rock aggregate product. Expenses during 2005 increased $1,106,000, primarily due to staffing costs, marketing costs, water costs, and repairs and fuel costs. Staffing costs increased $384,000 due to higher benefit costs, annual salary increases, the conversion of part-time employees to full time, and to an increase of $72,000 in stock compensation expense. An increase of $307,000 in marketing costs was related to the beginning of new marketing campaigns designed to generate new activity within our commercial/industrial developments. Fixed water costs increased $286,000 during the year due to higher operating costs and water costs within a local water district. Repairs and fuel costs increased $179,000 due to higher gasoline and diesel costs, repairs on the ranch related to winter storm damage, and to the demolition of an old, previously leased commercial building.

During December 2005, the tenant of the power plant lease, Calpine, filed for Chapter 11 bankruptcy protection. We believe that during the bankruptcy restructuring the plant will remain operational and we will continue to receive our base lease payments and variable lease payments during 2006. This assumption is based upon the structure of our lease with Calpine, discussions with Calpine, and the fact that the plant is currently profitable. As of the date of this report, we have not heard from the bankruptcy court regarding whether or not our lease has been affirmed, but we expect it to be. If for some reason Calpine or another operator does not continue to operate the plant, the loss of lease payments would significantly impact our commercial/industrial segment revenues.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product and the obtaining of final entitlements for the TIC-East development. During 2005, the market for our industrial product began to improve compared to the market conditions of 2004 and 2003 and the Tejon Dermody joint venture was successful in leasing a 650,000 square foot building to Oneida, Ikea, and Regency Air. Our marketing efforts continue to be focused on educating potential users about the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that as California’s population continues to grow and the economy continues its expansion, we will begin to see an increase in industrial activity at Tejon Industrial Complex. Our development fits very well within the logistics model that companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. During 2005, we signed a development agreement with The Rockefeller Group Development Corporation to create a Foreign Trade Zone within our development and to enter into joint ventures to develop buildings for sale or lease to end users.

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

Commercial/industrial segment profits of $2,027,000 in 2004 were $290,000, or 13%, less than 2003 segment profits. The decline in segment profit was due to an increase in expenses during 2004 that more than offset the growth in revenue during the year. Overall for 2004, revenue grew by $837,000 and expenses increased by $1,127,000. The improvement in revenue during 2004 was attributable to increases in oil and mineral royalties of $900,000 and an overall improvement in leasing revenue of $400,000. These improvements were partially offset by gains from the sale of land during 2003. Oil and mineral royalty revenue grew due to higher oil prices, higher oil production from oil leases, and to increased cement and rock production from tenants. Lease revenue improved during 2004 due primarily to additional revenue from the power plant lease with Calpine. Power plant lease revenue increased due to the ending of a grace period during 2004 that was related to the timing of construction of the plant. Expenses were higher in 2004 due primarily to increases in staffing costs. These increases in expense are tied to our increase in activities related to industrial development and the entitlement of land as well as to the costs attributable to a new stock incentive plan. During 2004, staffing costs increased $524,000 due to additional staff related to property management and maintenance and to $390,000 of cost related to the 2004 stock incentive plan. Our 2004 stock incentive plan provides for the granting of restricted stock and restricted stock units based on the achievement of performance and milestone objectives. Costs related to this plan will continue forward for the next several years. Please refer to Note 8 of the Notes to the Consolidated Financial Statements for more information.

See Part I, Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Real Estate – Resort/Residential

Our resort/residential segment activities include conceptual design planning and entitlement activities related to our potential residential developments, which include the Centennial master-planned community and TMV. The resort/residential segment had operating losses of $2,496,000 during 2005, an increase of $509,000 when compared to the prior year. The increase in expense over the prior year was driven by several smaller variances, the largest of which was an increase of $250,000 in marketing and public relations activity related to our development and environmental activities and a $71,000 increase in staffing costs. Staffing costs increased due to the addition of new employees and stock compensation expense.

Near-term activities within this segment will be focused on obtaining entitlements for the Centennial project, located in Los Angeles County, and TMV in Kern County. The resort/residential segment will continue to experience increases in costs in the future related to professional service fees, public relations costs, and staffing costs as we continue the entitlement process for the above developments. The actual timing and completion of entitlement-related activities is difficult to predict due to the uncertainties of the approval process and the likelihood of litigation upon approval of our entitlements in the future. It could take several years to ultimately receive the required regulatory approvals. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development. For the TMV project we are currently working with DMB Associates Inc., or DMB, to formalize a joint venture operating agreement for the entitlement and development of the project. We currently have a non-binding Letter of Intent with DMB in which we have preliminarily agreed to secure entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to own, sell or joint venture commercial properties, hotels, golf course sites in TMV. In the contemplated joint venture, TRC will contribute rights to all studies, research, and other work which TRC has done related to TMV, as well as 28,000 acres comprising the TMV site at the time entitlements have been successfully obtained and litigated, while DMB will contribute up to a total of $113,500,000 to fund entitlement efforts and development. We expect the agreement to be completed within the next few months. Once the agreement is completed, our future cost obligation related to TMV will be greatly reduced by the amount of contributions DMB will be providing to the joint venture for entitlement and development activities.

The resort/residential segment had operating losses of $1,987,000 in 2004, an improvement of $178,000 from the prior year. The decrease in expense was due to lower staffing costs of $360,000 owing to a reduction in staff resulting from a realignment of the division and to lower marketing and public relations costs due to the commencement of a new public relations program during the last half of 2004. These favorable variances were partially offset by an increase in professional service fees of $232,000. The increase in professional service fees is connected to our development activities and to legal costs related to habitat conservation plans that we are developing.

See Part I, Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Farming

Farming segment profits were $5,783,000 in 2005, an increase of $2,011,000 when compared to the prior year. The growth in 2005 farming segment profits is due primarily to higher pistachio and grape revenue, as well as the receipt of $479,000 in proceeds from our local water districts, comprising our percentage of proceeds from the settlement of a case brought by our local water districts concerning water illegally taken by the federal government in the early 1990s. These improvements in revenue were partially offset by higher staffing costs, water costs, and repair and fuel costs. Staffing costs increased $186,000 due to additional staff and a $72,000 increase in stock compensation expense during the year. Water costs increased $210,000 due to higher variable cost charges that are related to the movement of water out of the California Aqueduct to our orchards and vineyards. Repair and fuel costs increased $179,000 primarily due to an increase in equipment owned and to higher input costs such as diesel and repair parts.

Grape revenues increased $340,000 when compared to the prior year due to increased production and a $13.50 per ton improvement in the average price we received for our grapes. The improvement in price is a continuation of a trend that began in 2004 and is primarily due to the current level of statewide production better matching the needs of wine producers. We anticipate prices in 2006 to be comparable to the $213 per ton we averaged for the 2005 crop.

Almond revenue declined $340,000 during 2005 to $4,689,000 when compared to 2004, despite record almond prices. Almond prices averaged $3.18 per pound for 2005 compared to $2.53 per pound for 2004. The decline in revenue was due primarily to approximately 1,134,000 fewer pounds of current year crop being sold when compared to the number of pounds of the 2004 crop sold in 2004. This decline in current year crop pounds sold was partially offset by the sale of approximately $2,000,000 of 2004 crop almonds that were in inventory at the end of 2004. Total 2005 production was approximately 2,500,000 pounds, compared to approximately 2,700,000 pounds of production in 2004. Of the 2005 production, approximately 1,600,000 pounds of almonds is being carried in 2005-ending inventory. The majority of these almonds have been contracted, but the sales process has not been completed due to the fact that the delivery dates for the almonds are scheduled for early 2006. The revenue from the sale of these almonds will be recognized during 2006. The increase in prices we saw during 2005 was related to the continuing increase in worldwide demand for almonds, which helped to increase exports. This growth in demand kept pace with the increasing production of almonds within California. On average, we continue to expect production to increase for almonds within California as new trees are planted and young trees begin to produce more product. This increase in production can impact pricing if demand for the product does not keep pace. Thus far in 2006, the price for almonds has dropped from the highs reached during 2005 due to uncertainty over the size of the 2006 crop. We do not expect the high almond prices achieved during 2005 to continue over an extended period of time, but do expect prices to stay above historical averages for most of 2006 due to current demand levels. Our long term expectations are for lower prices for our almond crop, based on industry projections that production will continue to increase in the future for almonds.

Pistachio revenue totaled $5,066,000 in 2005, an increase of $2,258,000 when compared to 2004 pistachio revenue. The increase in revenue was primarily driven by the average price per pound increasing to $2.28 during 2005, compared to $1.36 during 2004. This change in price accounted for approximately $1,900,000 of the increase in revenue when compared to 2004. The increase in price is attributable to improving demand for pistachios and to low industry inventory levels from the prior year due to strong demand in 2004 for pistachios. We expect our 2006 revenues from pistachios to decline when compared to 2005 due primarily to lower production resulting from the alternate-bearing production cycle of pistachios. The drop in production could potentially be offset by the improvement in prices we saw during 2005.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With current grape production more in line with demand, the pressure on prices has been alleviated at the present time and grape prices should stabilize at increased levels. Our long-term projection is that crop production, especially of almonds and pistachios, will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that demand for product has remained very strong both in the United States and in export markets and at this time this trend is expected to continue. However, improved global production or a significant increase in the value of the dollar could negatively impact exports and hurt the current pricing for almonds.

Farming segment profits of $3,772,000 in 2004 reflect an increase of $5,105,000 when compared to a loss of $1,333,000 in 2003. The improvement in 2004 segment profits was due to increases in pistachio, almond and grape revenue as well as a reduction in cultural costs and fixed water costs. Cultural costs declined $372,000 primarily due to the timing of recognition of costs related to 2004-harvested almonds that were contracted for sale but were not scheduled for delivery until 2005. Fixed water costs fell $219,000 due to credits received during 2004 related to 2003 costs.

Grape revenues increased $761,000 during 2004, due primarily to increases in the prices received for our grapes. Prices increased 81% in 2004 over the average price received in 2003. The increase in price was attributable to the statewide production of grapes coming into line with the demand for producing wine. In previous years, grape producers, because of low prices, were eliminating acreage from production to help minimize the oversupply of grapes. The supply and demand pattern began to change in 2004, resulting in improved prices to grape producers.

Almond revenue increased $1,565,000 during 2004 when compared to 2003 due to significantly higher prices and improved production. Prices increased 51% on average compared to 2003, to a high of $3.00 per pound. Production during 2004 increased 272,000 pounds when compared to 2003. The increase in prices received for almonds was driven by significant increases in demand for almonds around the world.

Pistachio revenue increased significantly to $2,731,000 during 2004, from $598,000 in 2003. Pistachios are an alternate-bearing crop with one year having high production followed by a lower production year. 2004 was a high production year, with the volume of production increasing 1,530,000 pounds over 2003.

For a further discussion of the farming operations, refer to Part I, Item I, “Business - Farming Operations.”

Interest

Interest income for 2005 of $2,565,000 increased $1,539,000 due to an increase in average funds invested during 2005 compared to 2004, improving yields on new invested funds, and the receipt of interest from loans to joint ventures.

Interest income for 2004 of $1,026,000 increased $660,000 due to a significant increase in funds invested throughout that year. The additional funds were the result of a private placement of common stock completed in 2004. These new funds were invested in various types of marketable securities, the maturity dates of which were structured to match future estimated needs within our real estate segments.

Interest expense was $70,000 in 2005, compared to interest expense of $76,000 in 2004. Interest expense during 2004 is included in discontinued operations. Interest incurred and paid during 2005 was $133,000, compared to $646,000 in 2004 and $1,013,000 in 2003, of which $63,000, $570,000 and $900,000 were capitalized, respectively. Interest expense was $76,000 in 2004, compared to interest expense of $113,000 in 2003. These interest expense amounts are included in discontinued operations. Interest incurred and paid during 2004 was $646,000, compared to $1,013,000 in 2003, of which $570,000 and $900,000 were capitalized, respectively. During 2004, we paid $881,000 in fees as the result of the defeasance of debt associated with the three buildings in Phoenix, Arizona sold in 2004. This expense is shown in discontinued operations.

Corporate Expenses

Corporate expenses increased $1,258,000 to $7,881,000 during 2005. The increase during 2005 is due to higher staffing costs and stock compensation costs that were partially offset by reduced professional service fees. Staffing costs increased $599,000 due to the addition of new staff, annual salary increases, and to increased retirement benefit costs. Stock compensation expense increased $703,000 when compared to 2004 due primarily to a full year of cost during 2005, compared to only nine months of cost in 2004. Our 2004 stock incentive plan provides for the granting of restricted stock and restricted stock units based on the achievement of performance and milestone objectives. Costs related to this plan will continue forward for the next several years. Please refer to Note 8 of the Notes to the Consolidated Financial Statements for more information. Professional service fees declined due to a reduction in fees associated with Sarbanes-Oxley and lower legal fees.

Corporate expenses during 2004 were $6,623,000, an increase of $2,592,000 when compared to 2003 corporate expenses. The increase in expense was due to higher staffing costs, increased professional service fees, and stock compensation costs. Staffing costs increased $619,000, due to higher benefit costs, such as medical insurance and retirement plans, and an increase in staff. Professional service fees increased $432,000 due to costs associated with Sarbanes-Oxley Section 404, the establishment of an internal audit function, and higher audit fees. Stock compensation costs of $1,557,000 are associated with the 2004 stock incentive plan.

Equity in Unconsolidated Joint Ventures

During 2005, we recognized net earnings of $423,000 from unconsolidated joint ventures. Our portion of earnings consisted of profits from the Petro joint venture of $971,000, losses from the Tejon Dermody joint venture of $492,000, losses from the Centennial joint venture of $55,000 and losses of $1,000 from the Five West Parcel joint venture. During 2005, the Petro joint venture produced a slight decrease in total profits when compared to 2004. The decrease was largely due to higher operating costs being offset by improved fuel margins. Operating losses improved within the Tejon Dermody joint venture due to the leasing of a building within that joint venture during the third quarter of 2005. The Centennial joint venture loss declined $244,000 when compared to the prior year due to an improvement in revenue from operations within the joint venture.

During 2004, we recognized net earnings of $7,000 from unconsolidated joint ventures. Our portion of earnings consisted of profits from Petro joint venture of $996,000, losses from the Tejon Dermody joint venture of $690,000, and losses from the Centennial joint venture of $299,000. The operations at Petro improved over 2003 due to improved margins on fuel sales and to a full year of operations within a new convenience store. The Tejon Dermody losses are directly related to the vacancy of the building within that joint venture during 2004 other than for short-term temporary leases. The loss within the Centennial joint venture was related to operations within the Centennial planning area. Consistent with our respective ownership interests in the joint ventures, we receive 60% of the earnings and losses in Petro and 50% of earnings and losses within the Centennial, Tejon Dermody, and Five West Parcel joint ventures.

Discontinued Operations

There were no discontinued operations in 2005. Discontinued operations in 2004 consisted of the operations of Pacific Almond, an almond processing plant, and three commercial buildings in Phoenix, Arizona that were being held for sale. During April 2004, we sold our interest in Pacific Almond to our partner in that joint venture pursuant to the buy/sell provisions in the joint venture agreement. Under the purchase agreement, we received $1,747,000 for our interest in the joint venture and the buyer assumed all responsibility for the assets and liabilities of the joint venture. The gain on the sale of our interest in Pacific Almond was approximately $800,000 before taxes.

In May 2004, the Company determined that it was an appropriate time to liquidate our investment in the three commercial buildings in Phoenix, Arizona due to favorable market conditions and to redirect those funds into our core real estate development business. These buildings were sold during November 2004, resulting in a net gain of $1,258,000 after transaction costs.

Total revenues from discontinued operations for the year of 2004 were $12,266,000, compared to $3,058,000 for the same period of 2003. Revenue from discontinued operations during 2004 consisted of $1,109,000 of revenue from the sale of our interest in Pacific Almond and $11,157,000 of revenue from the sale of buildings in Phoenix, Arizona. This compares to $1,888,000 of revenue from the sale of our interest in Pacific Almond and $1,170,000 in revenue from the sale of buildings in Phoenix during the same period of 2003. The increase in revenue from Pacific Almond was due to the recognition of an $800,000 gain on the sale of our interest. This gain was partially offset by the inclusion of only three months of activity in 2004 revenue, while 2003 included a full year of operating revenue. The reason for the difference in revenue generated from the buildings is that revenue includes $10,500,000 related to the sale of the buildings in Phoenix in November 2004.

Discontinued operations during 2004 provided net income of $1,351,000, or $.09 per diluted share, compared to net income of $242,000, or $.02 per diluted share, for the same period in 2003. The improvement from the prior year was primarily due to the recognition of the gain from the sale of our interest in Pacific Almond and the gains from the sale of the buildings in Phoenix. These improvements were partially offset by the loss from operations of Pacific Almond for the first three months of 2004 and to one of the buildings sold in Phoenix being vacant throughout 2004.

Income Taxes

For financial statement purposes, our effective tax rate for 2005 was 38% after taking into consideration permanent and temporary timing differences. Tax expense for 2005 was $954,000. During 2005, our largest permanent tax difference was related to depletion allowances. Due to the impact of temporary timing differences and the tax benefit of the exercise of stock options, our tax liability for the year was $1,076,000.

For 2005, we had net deferred tax assets of $2,307,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock grant expense. Deferred tax liabilities consist of deferred gains, cost of sale allocations, and straight line rent. Due to the nature of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.

Our effective tax rate for financial statement purposes was 23% in 2004, after taking into consideration permanent and temporary timing differences resulting in a tax expense of $116,000. This tax expense consists of a tax benefit related to continuing operations of $784,000 and a tax expense of $900,000 related to discontinued operations. Permanent tax differences, primarily related to an increase in depletion allowances, are the reason for the reduced effective tax rate when compared to 2003.

In 2004, we had a net deferred tax asset of $311,000. This amount was primarily made up of short-term temporary differences such as deferred revenue, accrued expenses, and prepaid expenses. Our long-term temporary differences net to a deferred tax asset of $190,000. Due to the nature of our net deferred tax assets, we believe they will be utilized in future years through our operations.

Liquidity and Capital Resources

Cash Flow and Liquidity. Our strong financial position allows us to pursue our strategies of land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals and provide funds for land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.

Our cash, cash equivalents and short-term marketable securities totaled approximately $62,038,000 at December 31, 2005, a decrease of $2,354,000 from the corresponding amount at the end of 2004. Cash and marketable securities decreased due primarily to capital expenditures within our developments and in our farming operations. These capital investments were partially offset by funds from operations and funds from the exercise of stock options. Cash and marketable securities increased dramatically during 2004 from prior levels, due primarily to the completion of a private placement on May 6, 2004 for 1,234,187 shares of common stock at a price per share of $32.41 and two subsequent exercises of options in the form of additional investment rights to purchase 308,546 additional shares of common stock at a per share price of $32.41 and 140,248 additional shares of common stock at a per share price of $35.65. The private placement resulted in gross proceeds to the Company of $55,000,000 and net proceeds of approximately $51,600,000. In addition to the private placement funds, we received $2,400,000 in reimbursements from a local Community Facilities District, approximately $4,500,000 in net proceeds from the sale of three buildings in Phoenix, Arizona and $1,700,000 in proceeds from the sale of Pacific Almond. The increased investment in marketable securities was directed into either government securities, agency securities, or corporate securities with a credit rating of “A” or better. The maturity dates for these new investments were structured to match future estimated investment needs within our real estate segments. These increases in cash were partially offset by capital expenditures and the repayment of long-term debt.

The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2005	2004	2003
Operating activities	$6,336	$236	$(1,394)
Investing activities	$(15,393)	$(51,780)	$(6,733)
Financing activities	$2,479	$44,160	$3,277
Discontinued operations	$—	$4,753	$1,238

Net cash provided by operations during 2005 increased to $6,336,000 from $236,000 in 2004. The increase was due to the improvement in net income, the add-back of non-cash expenses, and the collection of accounts receivable. In 2004, our operations provided $236,000 of cash, reflecting improved business results, especially when non-cash stock compensation costs are added back to operations. These funds from operating results were partially offset by the significant increase in accounts receivable for 2004. Accounts receivable increased due to receivables from farming operations growing as a result of increased production and higher prices within almonds and pistachios.

During 2005, we invested $15,393,000 into our continuing operations. These investments were primarily related to capital investment spending of $11,138,000 and investments in marketable securities. These uses of funds were partially offset by maturities of investment securities, distributions from joint ventures, and proceeds from the sale of real estate. In 2004, we used $51,780,000 for investing, primarily reflecting investments in marketable securities of $69,023,000 and capital investment spending of $6,664,000. These uses of funds were partially offset by $2,422,000 of proceeds from a local Community Facility District as reimbursement of public infrastructure development within TIC-West and maturities of marketable securities.

Capital investments were $11,138,000 in 2005, compared to $6,664,000 in 2004, and $8,354,000 in 2003. Capital investments for these years were primarily dominated by investments in our real estate projects and our farming operations. Capital investments in our real estate projects are primarily related to infrastructure development and to the capitalization of costs related to our entitlement activities in our real estate projects. We anticipate that our capital investment requirements for 2006 will be approximately $13,000,000 to $15,000,000. These estimated investments include approximately $9,000,000 of infrastructure and entitlement investment at TIC-West and East, $1,700,000 in planning entitlement costs related to the TMV development, and approximately $2,500,000 of investment within our farm operations for the development of a grape vineyard and for the replacement of equipment. A portion of the infrastructure costs related to TIC-West and East will not be spent if planned absorption of land does not take place.

Cash from financing activities totaled $2,479,000 during 2005. This cash was provided by the exercise of stock options during 2005. During 2004, financing activities provided $44,160,000 in cash primarily due to net proceeds of $51,656,000 from the 2004 private placement and proceeds from the exercise of stock options of $2,607,000. A portion of these funds were used during 2004 to eliminate the outstanding balances on our line of credit.

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

Capital Structure and Financial Condition. Management considers our capital structure and financial condition to be solid. At December 31, 2005, total capitalization was $139,300,000, consisting of $469,000 of debt and $138,831,000 of equity and resulting in a debt-to-total-capitalization ratio of less than one percent, which is comparable to the prior year’s debt-to-total-capitalization ratio.

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2005, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in July 2008. This note is unsecured. The outstanding long-term debt, less current portion of $25,000, is $444,000 at December 31, 2005. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. As noted above, we have $62,038,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2005, to be paid over the next five years:

	Payments Due by Period ($’s in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$469	$25	$56	$62	$326
Interest on fixed rate debt	$224	$31	$56	$48	$89
Line of credit commitment fees	$75	$30	$45	$—	$—
Cash contract commitments	$3,297	$3,297	$—	$—	$—

Total contractual obligations	$4,065	$3,383	$157	$110	$415

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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, a small land lease, and four vehicles and average approximately $7,000 per month.

As discussed in Note 13 to the Consolidated Financial Statements, we have long-term liabilities for employee retirement plans. Any payments related to the supplemental executive retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. During 2005, we made approximately $488,000 in pension plan contributions. We estimate that we will contribute approximately $550,000 to the pension plan in 2006.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest and with respect to a local Community Facilities District.

	Amount of Commitment Expiration Per Period
($’s in thousands)	Total	One Year or Less	Years 2-3	Years 4-5
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	—	$4,584	$—
Guarantees	$6,000	$6,000	—	$—

Total other commercial commitments	$10,584	$6,000	$4,584	$—

The standby letter of credit is related to the issuance of Community Facility District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $50,000 per year. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit is for a two-year period and will be renewed if necessary in 2007.

The guarantees consist of a $6,000,000 guarantee related to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture, formed to construct and market a 651,000-square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,021,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. The maturity date for this loan has been extended to July 31, 2006 while we finalize the refinancing of this loan. The refinancing should be completed prior to the new maturity date. The proposed new loan provides for a reduction in guarantees and an improved interest rate. We believe it is unlikely that we will ever be required to make payments under this guarantee.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade of “A” or better from Moody’s or Standard and Poors. See Note 3 of the Notes to Consolidated Financial Statements, “Marketable Securities.”

The Company is exposed to interest rate risk on its long-term line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt ($469,000) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At December 31, 2005, we had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, an unconsolidated joint venture, has an interest rate swap agreement with respect to $6,800,000 of its long-term debt to manage interest rate risk by converting floating-interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of December 31, 2005, the Company’s portion of the fair value of the interest rate swap was a gain of $53,000. Estimated fair value of the swap was determined by market price quotes as of December 31, 2005, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2005

($’s in Thousands)

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value 12/31/05
Assets:
Marketable securities	$3,089	$13,785	$9,122	$31,177	$6,258	$—	$63,431	$61,924
Weighted average interest rate	3.31%	3.25%	3.73%	4.01%	4.28%	—	3.79%

Liabilities:

Long-term debt	$25	$27	$29	$30	$32	$326	$469	$469
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2004

($’s in Thousands)

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

In comparison to the prior years, our risk with regard to fluctuations in interest rates has decreased related to the use of debt because there is no outstanding balance on our line of credit, but has increased with regards to our marketable securities due to the increase in outstanding balances.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2005 almond production and 2006 crop production. The farming costs inventoried are recorded as actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at December 31, 2005, $5,667,000 is at risk to changing prices. Of the amount at risk to changing prices, $2,360,000 is attributable to almonds, $3,244,000 to pistachios, and $63,000 to walnuts. The comparable amounts of accounts receivable at December 31, 2004 were $4,220,000 related to almonds, $1,909,000 related to pistachios, and $231,000 to walnuts. The price estimated for recording accounts receivable at December 31, 2005 was $3.18 per pound for almonds. For every $.01 change in the price of almonds, our receivable for almonds increases or decreases by $7,400. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.85 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.28 per pound, so for each $.01 change in the price of pistachios, our receivable increases or decreases by $14,200, and the range of final prices over the last three years for pistachios has been $1.05 to $2.28. The price estimated for recording accounts receivable for walnuts was $.32 per pound. For every $.01 change in the price of walnuts, our receivable increases or decreases by $1,900. The final price for walnuts has averaged from $.32 to $.60 over the last three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined in Rule 13a-15(f) of the Exchange Act, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Tejon Ranch Co.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Tejon Ranch Co. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tejon Ranch Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Tejon Ranch Co. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tejon Ranch Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2006

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2006 Annual Meeting of Stockholders. Information as to our Executive Officers is set forth in Part I, Item 1 under “Executive Officers of Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2006 Annual Meeting of Stockholders.

(b)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows aggregated information as of December 31, 2005 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2005, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 7 and Note 8 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a) (c)
Stock options granted	836,241	23.90	170,562
Restricted stock grants and restricted stock units at target goal achievement	497,820	Final price determined at time of vesting	170,562

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page Number
(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

1.1 Report of Independent Registered Public Accounting Firm	53

1.2 Consolidated Balance Sheets – December 31, 2005 and 2004	54

1.3 Consolidated Statements of Operations - Years Ended December 31, 2005, 2004 and 2003	55

1.4 Consolidated Statements of Stockholders’ Equity - Three Years Ended December 31, 2005	56

1.5 Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004, and 2003	57

1.6 Notes to Consolidated Financial Statements	58

2. Supplemental Financial Statement Schedules:

None.

3. Exhibits:

3.1 Restated Certificate of Incorporation	FN 1

3.2 By-Laws	FN 1

4.1 Form of First Additional Investment Right	FN 2

4.2 Form of Second Additional Investment Right	FN 3

4.3 Registration and Reimbursement Agreement	FN 12

10.1 Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5 Petro Travel Plaza Operating Agreement	FN 5

10.6 *Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7 *Severance Agreement	FN 5

10.8 *Director Compensation Plan	FN 5

10.9 *Non-Employee Director Stock Incentive Plan	FN 5

10.9(1) *Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10 *1998 Stock Incentive Plan	FN 5

10.10(1) *Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11 *Employment Contract - Robert A. Stine	FN 5

10.15 *Amendment to 1998 Stock Incentive Plan	FN 6

10.16 Lease Agreement with Calpine Corp.	FN 7

10.17 Tejon/DP Partners Operating Agreement	FN 7

10.18 Centennial Founders LLC Operating Agreement	FN 8

10.19 Form of Securities Purchase Agreement	FN 9

10.20 Form of Registration Rights Agreement	FN 10

10.21 *2004 Stock Incentive Program	FN 11

10.22 *Form of Restricted Stock Agreement	FN 11

10.23 *Form of Restricted Stock Unit Agreement	FN 11

21 List of Subsidiaries of Registrant	81

23 Consent of Ernst & Young LLP	82

31.1 Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	83
31.2 Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	84

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	85

99.1 Financial Statements of Tejon Dermody, LLC	86

99.2 Financial Statements of Petro Travel Plaza LLC	96

*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Periodic Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

(b) Exhibits

The exhibits being filed with this report are attached at the end of this report.

(c) Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

DATE: March 14, 2006	BY:	/s/ Robert A. Stine
Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

DATE: March 14, 2006	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ John L. Goolsby	Director	March 7, 2006
John L. Goolsby

/s/ Norman Metcalfe	Director	March 7, 2006
Norman Metcalfe

/s/ George G. C. Parker	Director	March 7, 2006
George G.C. Parker

/s/ Robert Ruocco	Director	March 7, 2006
Robert Ruocco

/s/ Kent Snyder	Director	March 7, 2006
Kent Snyder

/s/ Geoffrey Stack	Director	March 7, 2006
Geoffrey Stack

/s/ Robert A. Stine	Director	March 7, 2006
Robert A. Stine

/s/ Michael H. Winer	Director	March 7, 2006
Michael H. Winer

Annual Report on Form 10-K

Item 8, Item 15(a) (1) and (2),(b) and (c)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2005

Tejon Ranch Co.

Lebec, California

Form 10-K - Item 15(a)(1) and (2)

Tejon Ranch Co. and Subsidiaries

Index to Financial Statements and Financial Statement Schedules

ITEM 15(a)(1) - FINANCIAL STATEMENTS

The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:

ITEM 15(a)(2) - FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Tejon Ranch Co.

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tejon Ranch Co.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 7, 2006

Tejon Ranch Co. and Subsidiaries

Consolidated Balance Sheets

($’s in thousands)

	December 31
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$114	$6,692
Marketable securities	61,924	57,700
Accounts receivable	7,513	8,204
Inventories	2,093	1,346
Prepaid expenses and other current assets	4,821	1,761

Total current assets	76,465	75,703

Property and equipment, net	66,441	59,802
Other assets	4,885	2,699

Total assets	$147,791	$138,204

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,635	$1,752
Other accrued liabilities	691	112
Deferred income	1,349	1,024
Income taxes payable	1,076	483
Short-term debt	—	80
Current portion of long-term debt	25	23

Total current liabilities	4,776	3,474
Long-term debt, less current portion	444	469
Other liabilities	1,885	818
Minimum pension liability	1,855	1,350

Commitments and contingencies
Stockholders’ equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 16,507,512 in 2005 and 16,386,499 in 2004	8,254	8,193
Additional paid-in capital	98,153	91,956
Deferred compensation	(312)	(568)
Accumulated other comprehensive loss	(2,965)	(1,643)
Retained Earnings	35,701	34,155

Total stockholders’ equity	138,831	132,093

Total liabilities and stockholders’ equity	$147,791	$138,204

See accompanying notes

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Operations

($’s in thousands, except per share amounts)

	Year Ended December 31
	2005	2004	2003
Revenues:
Real estate - commercial/industrial	$13,063	$10,192	$9,355
Farming	13,297	10,720	5,893

Total revenues	26,360	20,912	15,248
Costs and expenses:
Real estate - commercial/industrial	9,271	8,165	7,038
Real estate - resort/residential	2,496	1,987	2,165
Farming	7,514	6,948	7,226
Corporate expenses	7,881	6,623	4,032

Total expenses	27,162	23,723	20,461

Operating loss	(802)	(2,811)	(5,213)
Other income (expense):
Investment income	2,565	1,026	366
Other	384	32	37
Interest expense	(70)	—	—

Total other income	2,879	1,058	403

Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated joint ventures	2,077	(1,753)	(4,810)
Equity in earnings (losses) of unconsolidated joint ventures, net	423	7	(348)

Income (loss) from continuing operations before income tax provision (benefit)	2,500	(1,746)	(5,158)
Income tax provision (benefit)	954	(784)	(1,989)

Income (loss) from continuing operations	1,546	(962)	(3,169)
Income from discontinued operations, net of applicable income taxes	—	1,351	242

Net income (loss)	$1,546	$389	$(2,927)

Income (loss) from continuing operations per share, basic	$0.09	$(0.06)	$(0.22)
Income from discontinued operations per share, basic	—	0.09	0.02

Net income (loss) per share, basic	$0.09	$0.03	$(0.20)

Income (loss) from continuing operations per share, diluted	$0.09	$(0.06)	$(0.22)
Income from discontinued operations per share, diluted	—	0.09	0.02

Net income (loss) per share, diluted	$0.09	$0.03	$(0.20)

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three years ended December 31, 2005

($’s in thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2002	14,409,528	$7,206	$31,690	$—	$(1,995)	$36,693	$73,594
Net loss	—	—	—	—	—	(2,927)	(2,927)
Changes in unrealized losses on available-for-sale securities, net of taxes of $39	—	—	—	—	(60)	—	(60)
Benefit plan adjustments, net of taxes of $321	—	—	—	—	481	—	481
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $62	—	—	—	—	(91)	—	(91)
Interest rate swap adjustment, net of taxes of $91	—	—	—	—	187	—	187

Comprehensive loss							(2,410)

Stock compensation	2,000	1	81	—	—	—	82
Exercise of stock options and related tax benefit of $524	141,894	70	3,277	—	—	—	3,347
Contribution of stock	1,000	1	29	—	—	—	30

Balance, December 31, 2003	14,554,422	7,278	35,077	—	(1,478)	33,766	74,643
Net income	—	—	—	—	—	389	389
Changes in unrealized gains on available-for-sale securities, net of taxes of $147	—	—	—	—	(221)	—	(221)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $26	—	—	—	—	39	—	39
Benefit plan adjustments, net of taxes of $23	—	—	—	—	(37)	—	(37)
Interest rate swap adjustment, net of taxes of $11	—	—	—	—	54	—	54

Comprehensive income							224

Net proceeds private placement	1,682,981	841	50,815	—	—	—	51,656
Stock compensation	—	—	1,881	—	—	—	1,881
Exercise of stock options and related tax benefit of $819	125,581	63	3,363	—	—	—	3,426
Restricted stock issuance	23,515	11	820	(831)	—	—	—
Deferred comp. - amortization	—	—	—	263	—	—	263

Balance, December 31, 2004	16,386,499	8,193	91,956	(568)	(1,643)	34,155	132,093
Net income	—	—	—	—	—	1,546	1,546
Changes in unrealized losses on available-for-sale securities, net of taxes of $553	—	—	—	—	(737)	—	(737)
Benefit Plan adjustments net of taxes of $497	—	—	—	—	(665)	—	(665)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $61	—	—	—	—	80	—	80

Comprehensive income							224

Additional cost related to private placement	—	—	(6)	—	—	—	(6)
Exercise of stock options and related tax benefit of $989	114,602	58	3,439	—	—	—	3,497
Restricted stock issuance	6,411	3	279	—	—	—	282
Stock compensation	—	—	2,485	—	—	—	2,485
Deferred comp - amortization	—	—	—	256	—	—	256

Balance, December 31,2005	16,507,512	$8,254	$98,153	$(312)	$(2,965)	$35,701	$138,831

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Cash Flows

($’ in thousands)

	Year Ended December 31
	2005	2004	2003
Operating Activities
Net income (loss)	$1,546	$389	$(2,927)
Items not affecting cash:
Depreciation and amortization	2,274	2,297	2,194
Deferred income taxes	(1,007)	(1,185)	(2,732)
Tax benefit from exercise of stock options	989	819	524
Gain from sale of real estate	(571)	—	(437)
Non-cash expense SERP	329	127	—
Loss on sales of assets	5	—	5
Equity in (earnings) losses of unconsolidated joint ventures, net	(423)	(7)	348
Non-cash issuances of stock and stock compensation expense	3,023	2,144	112
Changes in certain current assets and current liabilities:
Accounts receivable	691	(4,081)	1,767
Inventories	(747)	(275)	(119)
Prepaid expenses and other current assets	(964)	(288)	7
Trade accounts payable and other accrued liabilities	462	432	(737)
Current deferred income	136	(619)	608
Income taxes payable	593	483	(7)

Net cash provided by (used in) operating activities of continuing operations	6,336	236	(1,394)
Investing Activities
Maturities of marketable securities	6,440	22,202	8,864
Funds invested in marketable securities	(12,188)	(69,023)	(7,905)
Reimbursement proceeds from community facilities district	—	2,422	—
Proceeds from sale of real estate	742	—	618
Distribution from joint ventures	1,298	—	—
Property and equipment disposals	46	—	44
Property and equipment expenditures	(11,138)	(6,664)	(8,354)
Investment in unconsolidated joint ventures	(374)	(551)	—
Other	(219)	(166)	—

Net cash used in investing activities of continuing operations	(15,393)	(51,780)	(6,733)
Financing Activities
Net proceeds from private equity placement	—	51,656	—
Payments on short-term debt	—	(81)	(79)
Borrowing of long-term debt	—	—	545
Repayment of long-term debt	(23)	(10,022)	(12)
Additional cost relating to private placement	(6)	—	—
Exercise of stock options	2,508	2,607	2,823

Net cash provided by financing activities of continuing operations	2,479	44,160	3,277
Cash flows of discontinued operations (Revised - see note #1)
Operating cash flows	—	(2,900)	1,446
Investing cash flows	—	12,247	—
Financing cash flows	—	(4,594)	(208)

Decrease in cash and cash equivalents	(6,578)	(2,631)	(3,612)
Cash and cash equivalents at beginning of year	6,692	9,323	12,935

Cash and cash equivalents at end of year	$114	$6,692	$9,323

Supplemental Cash Flow Information
Interest paid (net of amounts capitalized)	$70	$76	$113

Income taxes paid	$376	$68	$44

See	accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co. and the accounts of all subsidiaries and investments in which a controlling interest is held by Tejon Ranch Co. (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for under the equity method of accounting and, accordingly, are reflected as adjusted for capital contributions, distributions, and the Company’s equity in net earnings or loss of the respective joint venture.

Reclassification

Certain amounts included in the 2004 and 2003 financial statements have been reclassified to conform to the current year presentation. Reclassifications are primarily related to discontinued operations.

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined bases as a single amount.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

Marketable Securities

The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Company classifies all marketable securities as available-for-sale. These are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity.

Fair Values of Financial Instruments

The fair values of financial instruments are based on quoted market prices, where available, or are estimated using present value or other valuation techniques. Estimated fair values are significantly affected by the assumptions used.

The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable and other accrued liabilities reported on the balance sheet approximate their fair values due to the short term nature of the instruments. See note 3, “Marketable Securities”, and Note 6, “Short-Term and Long-Term Debt”, for additional discussion of the fair values of marketable securities and debt instruments, respectively.

Credit Risk

The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at their estimated fair values in the consolidated balance sheets.

In 2005, Pistachio Growers Incorporated accounted for approximately 19% of revenue from continuing operations and Calpine Generating Company, a lessee of land, accounted for approximately 11% of revenue from continuing operations.

In 2004, Hughson Nut, a purchaser of almonds, accounted for approximately 13% of revenues from continuing operations and Pistachio Growers Incorporated accounted for 10% of revenues from continuing operations. In 2003, no single customer accounted for more than 10% of the Company’s revenues from continuing operations.

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

At the time crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard (almonds, pistachios, and walnuts) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company’s fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue $398,000 in 2005, decreased farming revenues $34,000 in 2004, and increased farming revenue by $534,000 in 2003.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2005, 2004, and 2003, no such withholding was mandated.

Common Stock Options and Grants

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employees’, advisors’, and consultants’ stock options. Under APB No. 25, because the exercise price of stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Restricted stock grants and restricted stock units are expensed over the expected vesting period. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update its estimates and reflect any changes to the estimate in the income statement.

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted-average number of shares of common stock outstanding during the year (16,478,105 in 2005, 15,516,954 in 2004, and 14,484,058 in 2003). Diluted net income (loss) per share is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and the vesting of restricted stock grants and performance share grants per SFAS No. 128, “Earnings Per Share” (16,949,667 in 2005, 15,901,786 in 2004, and 14,798,657 in 2003). The weighted-average additional number of shares relating to dilutive stock options was 471,562 in 2005, 384,832 in 2004, and 314,599 in 2003. For

2004, diluted net loss per share from continuing operations is based on the weighted-average number of shares of common stock outstanding because the impact of stock options is antidilutive. For 2003, diluted net loss per share from continuing operations and diluted net loss per share are based on the weighted-average number of shares of common stock outstanding because the impact of stock options is antidilutive.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2005 and 2004, management of the Company believes that none of its assets are impaired.

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

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2005 or 2004.

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

New Accounting Pronouncements

The accounting policies adopted during 2005 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

On October 13, 2004, FASB concluded that Statement No. 123 (revised 2004), “Share-Based Payment”, or Statement 123R, which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005 the Securities and Exchange Commission announced a rule amending the compliance dates for Statement 123R. This means that we are now required to implement the standard for the first quarter of 2006. The Company currently follows APB Opinion No. 25. “Accounting for Stock Issued to Employees” and, because the exercise price of stock options granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Using the modified prospective method, the potential impact to the Company of applying Statement 123R in 2006 will be approximately $526,000 after income tax benefits.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. This interpretation clarifies that the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity on which timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company has reviewed FASB Interpretation No. 47 and concluded that this new pronouncement has no impact on operations or reporting at this time.

FASB Statement No. 154, “Accounting Changes and Error Corrections,” was issued during May 2005. This statement has been issued as a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement requires retrospective application of any change in accounting principles to the financial statements of prior periods, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. The Company has reviewed FASB Statement No. 154 and concluded that this pronouncement will not have an impact on operations or reporting at this time.

2. DISCONTINUED OPERATIONS

There were no discontinued operations during 2005. During March 2004, the Company agreed to sell its ownership interest in Pacific Almond, its almond processing plant. The sale was completed in April 2004 and all assets and liabilities were assumed by the purchasing party. Management sold this business to provide additional capital for its core real estate development business.

During May 2004, the Company decided to offer for sale the commercial buildings that it owned in Phoenix, Arizona. Management decided to offer these buildings for sale in order to provide additional capital for its core real estate development business. The sale of these buildings was completed during November 2004.

Revenues from the discontinued operations of the almond processing plant consisted of charges generated from the hulling, shelling and processing of almonds. Expenses from the discontinued operations of the almond-processing plant consist primarily of labor costs, materials and energy required to operate the hulling, shelling and processing operations. The revenues and expenses of this operation had previously been included in the farming segment. The sale of our interest in this business for $1,747,000 resulted in a profit of approximately $800,000 before tax during 2004.

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

Discontinued operations for 2004 provided net income of $1,351,000 compared to net income of $242,000 for the same period of 2003. The improvement from the prior year is primarily due to the gains from the sale of the Phoenix buildings and the Company’s ownership interest in Pacific Almond.

The Company had no discontinued assets or liabilities at December 31 2005, or December 31 2004.

Operating results of the discontinued operations for the period ending December 31 were as follows:

($’s in thousands)	2005	2004	2003
Revenues
Almond processing plant	$—	$1,109	$1,888
Commercial buildings	—	11,157	1,170

Total	—	12,266	3,058
Expenses
Almond processing plant	—	465	2,061
Commercial buildings	—	9,549	552

Total	—	10,014	2,613

Interest Expense
Almond processing plant	—	76	113
Income (loss) from discontinued operations before taxes
Almond processing plant	—	568	(286)
Commercial buildings	—	1,608	618

Total	—	2,176	332
Minority interest
Almond processing plant	—	75	71
Income tax provision (benefit)
Almond processing plant	—	257	(86)
Commercial buildings	—	643	247

Total	—	900	161
Income (loss) from discontinued operations, net of taxes
Almond processing plant	—	386	(129)
Commercial buildings	—	965	371

Total	$—	$1,351	$242

3. MARKETABLE SECURITIES

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

($'s in thousands)	2005		2004
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
US Treasury and agency notes
with unrecognized losses for less than 12 months	$17,407	$17,091	$24,933	$24,738
with unrecognized losses for more than 12 months	24,573	23,917	1,223	1,212
with unrecognized gains	138	205	12,607	12,702

Total US Treasury and agency notes	42,118	41,213	38,763	38,652

Corporate notes
with unrecognized losses for less than 12 months	7,507	7,338	14,950	14,801
with unrecognized losses for more than 12 months	13,806	13,373	—	—
with unrecognized gains	—	—	4,204	4,247

Total Corporate notes	21,313	20,711	19,154	19,048

	$63,431	$61,924	$57,917	$57,700

As of December 31, 2005, the adjustment to accumulated other comprehensive income (loss) in consolidated statements of stockholders’ equity reflects a decline in market value of available-for-sale securities resulting in an unrealized loss of $737,000, which is net of a tax benefit of $553,000. As of December 31, 2005, the Company’s gross unrealized holding gains equal $67,000 and gross unrealized holding losses equal $1,574,000. On December 31, 2005, the average maturity of U.S. Treasury and agency securities and corporate notes was four years. Currently, the Company has no securities with a weighted-average life of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, estimated fair value is determined using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of “A” or better.

4. INVENTORIES

Inventories consist of the following at December 31:

($’s in thousands)	2005	2004
Farming inventories	$2,043	$1,237
Other	50	109

	$2,093	$1,346

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

($’s in thousands)	2005	2004
Land and land improvements	$7,885	$5,840
Buildings and improvements	10,217	12,324
Machinery, water pipelines, furniture fixtures and other equipment	7,849	6,980
Vineyards and orchards	23,468	23,315
Development in process	46,022	39,006

	95,441	87,465
Less allowance for depreciation	(29,000)	(27,663)

	$66,441	$59,802

During the year ended December 31, 2005, the Company received no reimbursement proceeds from the Community Facilities District bond fund. During 2004, the Company received $2,422,000 of reimbursement proceeds. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Industrial Complex and were reflected as a reduction to development in process.

6. SHORT-TERM AND LONG-TERM DEBT

At December 31, 2005, the Company had no short-term-debt. At December 31, 2004, there was $80,000 of short-term debt outstanding related to the financing of equipment. The weighted-average interest rate on short-term debt was 5.00% for 2004.

Long-term debt consists of the following at December 31:

($’s in thousands)	2005	2004
Notes payable to a bank	$469	$492
Less current portion	(25)	(23)

	$444	$469

The Company has a long-term revolving line of credit of $30,000,000 that, as of December 31, 2005, had no outstanding balance. This credit facility bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow as necessary. Any outstanding principal balance on this unsecured credit facility is due and payable in full in July 2008. The outstanding long-term debt, less current portion of $25,000, is $444,000 at December 31, 2005. This debt is being used to provide long-term financing for a building being leased to Starbucks. This debt is secured by the leased building and land which has a book value of $469,000.

The balance of the long-term debt instrument listed above approximates the fair value of the instrument. The Company is subject to covenants pursuant to the above debt agreements and is in compliance with all of the covenants at December 31, 2005.

Interest incurred and paid was $133,000, $646,000, and $1,013,000 for the years ended December 31, 2005, 2004, and 2003 respectively. The Company’s capitalized interest costs were $63,000, $570,000, and $900,000 for the years ended December 31, 2005, 2004, and 2003 respectively.

Maturities of long-term debt at December 31, 2005 are $25,000 in 2006, $27,000 in 2007, $29,000 in 2008, $30,000 in 2009, $32,000 in 2010 and $326,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

7. COMMON STOCK AND STOCK OPTION INFORMATION

The 1998 Stock Incentive Plan, or 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through December 31, 2005, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 375,988 of which have been exercised or forfeited, leaving 753,304 granted options outstanding at December 31, 2005.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interests of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the adoption of the NDSI Plan through December 31, 2005, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 581 options have been exercised, leaving 82,937 granted options outstanding at December 31, 2005.

During 2005, 2004, and 2003 no compensation expense was recorded related to the granting of stock options. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.00%; dividend rate of 0.0%; volatility factor of the expected market price of the Company’s common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options were granted during 2005 or 2004.

Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS No. 123 and Statement 123R, in 2005, 2004, and 2003 the Company’s net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table for the years ended December 31:

($’s in thousands, except per share)	2005	2004	2003
Net income (loss) as reported	$1,546	$389	$(2,927)
Add: Stock option employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—
Deduct: Total stock option employee compensation expense determinted under fair value method for all awards, net of related tax effects	(842)	(1,158)	(1,209)

Pro forma net income (loss)	$704	$(769)	$(4,136)

Net income (loss) per share:
Basic - as reported	$0.09	$0.03	$(0.20)
Basic - pro forma	$0.04	$(0.05)	$(0.28)
Diluted - as reported	$0.09	$0.03	$(0.20)
Diluted - pro forma	$0.04	$(0.05)	$(0.28)

The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2005		2004		2003
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of year	970,843	$23.70	1,096,424	$23.36	1,268,449	$22.94
Granted	—	—	—	—	11,351	27.90
Exercised	(114,602)	21.88	(125,581)	20.76	(141,894)	19.31
Forfeited/Cancelled	(20,000)	25.85	—	—	(41,482)	25.52

Outstanding end of year	836,241	$23.90	970,843	$23.70	1,096,424	$23.36

Options exercisable end of year	682,641	$23.56	634,045	$23.23	551,980	$23.22

The weighted average fair value per share of options granted per the Black-Scholes model in 2003 was $9.51.

Exercise prices for options outstanding as of December 31, 2005 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately six years.

8. STOCK COMPENSATION PLAN

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted potential stock awards in a range from zero shares if below threshold performance to 281,528 shares for threshold performance and a maximum of 615,520 shares for maximum performance to current employees in the plan. Theses shares are being expensed over the expected vesting period based on each performance criterion. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. Each period the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan is $2,694,000 in 2005 and $1,914,000 in 2004.

Under the Board of Directors compensation plan, each Director may receive a portion of their annual compensation in restricted stock and a portion in cash. Each Director has the option of electing to receive the cash portion of his annual retainer in restricted stock. Under this plan, 16,294 shares of stock have been granted. Total expense related to Director stock compensation is $329,000 in 2005 and $230,000 in 2004.

9. INTEREST RATE RISK MANAGEMENT

At December 31, 2005, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) has an interest rate swap agreement with respect to $6,800,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income (loss). As of December 31, 2005, the Company’s portion of the fair value of the interest rate swap was a gain of $53,000. At December 31, 2004, the Company’s portion of the fair value of the swap was a loss of $88,000. Estimated fair value of the swap was determined by market price quotes as of December 31, 2005 and 2004, received from the joint venture’s bank.

At December 31, 2003, the Company had an outstanding interest rate swap agreement with respect to $1,300,000 of its long-term debt to manage interest rate risk by converting floating-interest-rate debt to fixed-rate-debt. This swap agreement was for a period of five years, and was a contract to exchange variable-rate for fixed-rate interest payments periodically over the lives of the agreements. This interest rate swap was removed in March 2004 and the cost associated with the removal of the interest rate swap is included in discontinued operations.

At December 31, 2003, the cumulative decrease in the fair value of the interest rate swap was $65,000. Changes in the fair value of the interest rate swap were reported in accumulated other comprehensive income (loss), net of applicable income taxes. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate obligations affects earnings. In 2004, $53,000 of cost was reclassified to interest expense related to a swap at Pacific Almond. This cost is shown in discontinued operations. No such amounts were reclassified to interest expense during 2005 or 2003.

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

($'s in thousnads)	2005	2004	2003
Total provision (benefit):
Continuing operations	$954	$(784)	$(1,989)
Discontinued operations	—	900	161

	$954	$116	$(1,828)

Federal:
Current	$1,705	$2,550	$—
Deferred	(971)	(2,466)	(1,576)

	734	84	(1,576)
State:
Current	464	687	—
Deferred	(244)	(655)	(252)

	220	32	(252)

	$954	$116	$(1,828)

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows for the years ended December 31:

($'s in thousands)	2005	2004	2003
Income tax (benefit) at statutory rate	$850	$(594)	$(1,754)
State income taxes, net of Federal benefit	146	(105)	(283)
Other, net	(42)	(85)	48

Continuing operations	954	(784)	(1,989)

Income tax (benefit) at statutory rate	—	765	137
State income taxes, net of Federal benefit	—	123	22
Other, net	—	12	2

Discontinued operations	—	900	161

	$954	$116	$(1,828)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($’s in thousands)	2005	2004
Deferred income tax assets:
Accrued expenses	$205	$150
Prepaid revenues	261	214
Capitalization of costs	986	1,268
Pension adjustment	1,556	929
Stock grant expense	2,074	869
Joint venture allocations	145	163
Market value adjustment	646	93
Other	171	109

Total deferred income tax assets	6,044	3,795
Deferred income tax liabilities:
Deferred gains	832	762
Depreciation	420	412
Cost of sales allocations	1,059	1,059
Joint venture allocations	323	585
Straight line rent	649	260
Other	454	406

Total deferred income tax liabilities	3,737	3,484

Net deferred income tax asset	$2,307	$311

The net deferred tax asset for 2005 and 2004 is included in prepaid expenses and other current assets and other assets on the balance sheet. Due to the nature of the net deferred tax assets, the Company believes these assets will be utilized in future years through operations. Therefore, no valuation allowance has been established.

During 2005 and 2004, the Company recognized certain net tax benefits related to stock option plans in the amount of $989,000 and $819,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital.

The Company made net payments of income taxes of $376,000, $68,000, and $44,000 during 2005, 2004 and 2003, respectively.

11. LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $5,106,000 and $2,403,000, respectively, at December 31, 2005. Income from commercial rents included in real estate revenue, excluding percentage rents based on sales revenues, was $3,367,000 in 2005, $2,422,000 in 2004, and $3,028,000 in 2003. Contingent commercial payments were $629,000, $206,000 and $178,000 for 2005, 2004 and 2003, respectively. Future minimum rental income on non-cancelable operating leases as of December 31, 2005 is $3,322,000 in 2006, $3,237,000 in 2007, $3,446,000 in 2008, $3,657,000 in 2009, $3,632,000 in 2010, and $47,168,000 for years thereafter.

12. COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2006 are $1,558,000, before any potential credits are received, whether or not water is available or is used. Minimum payments made under these contracts were approximately $1,550,000 in 2005, $1,635,000 in 2004, and $821,000 in 2003.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or CFD, a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23,900,000 of bond debt sold by the CFD. There is a standby letter of credit related to the issuance of the Community Facility District bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $50,000 per year. This letter of credit will not be drawn upon unless the Company, as the largest land holder in the district, fails to make its property tax payments. This letter of credit is for a two-year period and will be renewed if necessary in 2007. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2004, $2,422,000 was reimbursed through these bond funds. In 2005, 2004 and 2003, the Company paid approximately $385,000, $101,000, and $96,000, respectively, in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2006 of approximately $637,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At December 31, 2005, the Company was guaranteeing 50% of a loan to Tejon Dermody Industrial LLC. This guarantee consists of a $6,000,000 guarantee related to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture, formed to construct and market a 651,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,021,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. The maturity date for this loan has been extended to July 31, 2006 while we finalize the refinancing of this loan. The refinancing should be completed prior to the new maturity date. The proposed new loan provides for a reduction in guarantees and an improved interest rate. We believe it is unlikely that we will ever be required to make payments under this guarantee. Therefore, no liabilities have been recorded related to this guarantee at December 31, 2005 or 2004.

The Company leases land to National Cement Company of California Inc, or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. National’s former subtenant, Systech Environmental Corporation, is awaiting action by the California Department of Toxic Substances Control in order to achieve regulatory closure for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from the Company.

The California Regional Water Quality Control Board (“RWQCB”) for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation (“Lafarge”), the current tenant National, and the Company to, among other things, investigate the source and extent of the groundwater contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils from the property that were the principal source of the contamination.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities. Groundwater contamination levels down gradient of the cap exceeded limits set by the RWQCB following record-breaking rains in late winter 2005. The Company is advised that National and Lafarge are conducting studies and developing a plan to minimize the chances of this occurring again.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the former industrial waste landfills. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains an ongoing activity. Lafarge previously removed waste historically disposed of in the landfills and transported that waste off-site for disposal.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains an on-going activity. Some oil contamination located beneath plant buildings and equipment remains on the property.

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

The Company believes that Lafarge and National have sufficient resources to perform any possible or reasonably likely obligations relating to these matters. If they do not and the Company is required to perform the likely remedial work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.

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

A supplemental environmental analysis was prepared to address the air quality and biological issues described above. In response to comments from the county staff, we changed the uses allowed under the specific plan and increased the mitigation measures to be provided, which will serve to further reduce the air quality impacts addressed by the court. These changes to allowed uses are not expected to be material from a commercial perspective because they principally delete uses that are not considered to be commercially viable but which were generally permitted by the previous specific plan. The project approvals, including the changes described above, were resubmitted to the Kern County Board of Supervisors for consideration and action in light of the additional information contained in the supplemental environmental analysis. The Kern County Board of Supervisors certified the corrected EIR incorporating the supplemental environmental analysis and approved the project on November of 2005. The corrected EIR has been returned to the court for its review. Plaintiffs have contested the adequacy of the corrected EIR before the Kern County Board of Supervisors and the Court, which could result in further delays before the Company can develop the land.

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be permanently fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. It is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

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

($’s in thousands)	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$4,007	$3,896
Service cost	253	231
Interest cost	200	193
Actuarial gain	710	27
Benefits/expenses paid	(22)	(340)

Benefit obligation at end of year	$5,148	$4,007

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,657	$2,498
Actual return on plan assets	170	151
Employer contribution	488	348
Benefits/expenses paid	(22)	(340)

Fair value of plan assets at end of year	$3,293	$2,657

Funded status	$(1,855)	$(1,350)
Unrecognized net actuarial gain	108	301
Adjustments related to minimum liability	(108)	(301)

Minimum pension liability	$(1,855)	$(1,350)

In accordance with the provisions of SFAS No. 87, “Employers Accounting for Pensions,” the Company recorded a minimum pension liability in 2005 representing the excess of the benefit obligation, $5,148,000, over the fair value of plan assets, $3,293,000. The liability has been offset by intangible assets to the extent possible. Because the asset recognized may not exceed the amount of unrecognized past service cost, the balance of the liability at the end of 2005 is reported in accumulated other comprehensive income (loss), net of applicable deferred income taxes. The Company also had a minimum pension liability at the end of 2004. For 2006, the Company is estimating that contributions to the pension plan will total approximately $550,000. Based on actuarial estimates, it is expected that annual benefit payments will average approximately $75,000 per year over the next five years.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2005, the investment mix was 72% equity, 24% debt, and 4% money markets. Equity investments consist of value funds, growth funds, and large cap funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 5% and 3% in 2005, and 5% and 4%, respectively in 2004 and 2003. The expected long-term rate of return on plan assets was 7.5% in 2005 and 2004. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

Total pension and retirement expense was as follows for each of the years ended December 31:

($’s in thousands)	2005	2004	2003
Cost components:
Service cost-benefits earned during the period	$(253)	$(231)	$(233)
Interest cost on projected benefit obligation	(200)	(193)	(190)
Expected return on plan assets	217	197	20
Net amortization and deferral	(59)	(98)	—

Total net periodic pension cost	$(295)	$(325)	$(403)

The Company has a Supplemental Executive Retirement Plan (the “SERP”) to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded, but associated minimum pension liabilities of $1,805,000 and $818,000 are reflected in the Company’s consolidated balance sheets as other liabilities as of December 31, 2005 and 2004 respectively. The Company also provides a 401(k) plan to its employees and contributed $38,000, and $31,000 for 2005 and 2004, respectively.

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

Information pertaining to the Company’s business segments follows for each of the years ended December 31:

($’s in thousands)	2005	2004	2003
Segment profits from continuing operations:
Real Estate - commercial/industrial	$3,792	$2,027	$2,317
Real Estate - resort/residential	(2,496)	(1,987)	(2,165)
Farming	5,783	3,772	(1,333)

Segment profits from continuing operations	7,079	3,812	(1,181)
Interest income	2,565	1,026	366
Other income	384	32	37
Corporate expenses	(7,881)	(6,623)	(4,032)
Interest expense	(70)	—	—

Income (loss) from continuing operations before equity in earnings (losses) of unconsolidated joint ventures	2,077	(1,753)	(4,810)
Equity in earnings (losses) of unconsolidated joint ventures	423	7	(348)

Income (loss) from continuing operations before income tax provision (benefit)	$2,500	$(1,746)	$(5,158)

($’s in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2005
Real estate - commercial/industrial	$25,620	$869	$4,472
Real estate - resort/residential	31,010	36	5,227
Farming	18,152	782	865
Corporate	73,009	577	564

Total	$147,791	$2,264	$11,128

2004
Real estate - commercial/industrial	$22,030	$826	$2,288
Real estate - resort/residential	26,177	45	2,924
Farming	17,980	970	997
Corporate	72,017	456	455

Total	$138,204	$2,297	$6,664

2003
Real estate - commercial/industrial	$21,233	$585	$6,679
Real estate - resort/residential	22,922	48	306
Farming	14,345	944	685
Corporate	39,786	617	684

Total	$98,286	$2,194	$8,354

Segment profits are total revenues less operating expenses, excluding interest income, corporate expenses and interest expense. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, marketable securities, deferred income taxes, and land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis (presumed to be at cost) carried by the Company’s predecessor.

15. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated:

($’s in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net, Income (Loss)	Net Income (Loss) Per Share (2)
2005
First quarter	$4,150	$(34)	$(984)	$(0.06)
Second quarter	4,319	(229)	(840)	(0.05)
Third quarter	11,336	4,336	2,317	0.14
Fourth quarter	9,504	3,006	1,053	0.06

	$29,309	$7,079	$1,546

2004
First quarter	$2,117	$(782)	$(1,267)	$(0.09)
Second quarter	2,585	(290)	(476)	(0.03)
Third quarter	7,369	1,280	127	0.01
Fourth quarter	9,899	3,604	2,005	0.12

	$21,970	$3,812	$389

(1)	Includes interest income and other income.
(2)	Net income (loss) per share on a diluted basis.

16. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for these investments in unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at December 31, 2005 was $4,286,000, which is included in other assets. The equity in the net loss of the unconsolidated joint ventures was $423,000 for the twelve months ended December 31, 2005. The joint ventures have not been consolidated as of December 31, 2005, because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60%-owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights and because our partner performs the day-to-day operations at the facility. At December 31, 2005, the Company had an equity balance of $2,266,000 in this joint venture.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2005, the Company’s equity investment balance in this joint venture was $542,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At December 31, 2005, the Company’s equity investment balance was $351,000

•	Five West Parcel, LLC is a joint venture between the Company and Rockefeller Group Development Corporation for the designation of 500 acres in Tejon Industrial Complex – West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this venture. At December 31, 2005, the Company’s equity investment balance was $1,127,000.

Condensed financial information of the Company’s unconsolidated joint ventures as of and for the year ended December 31 is as follows:

Condensed Combined Statement of Operations Information

($’s in thousands)	2005	2004
Net sales	$74,532	$58,712

Net income/(loss)	$523	$(318)

Partner’s share of net income/(loss)	$(100)	$(325)

Equity in earnings/(loss) of unconsolidated joint ventures	$423	$7

Condensed Combined Balance Sheet Information

($’s in thousands)	2005	2004
Current assets	$11,147	$7,992
Propety and equipment, net	49,806	45,362
Other assets	402	124
Long-term debt	(23,767)	(24,458)
Other liabilities	(7,105)	(5,396)

Net assets	$30,483	$23,624

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

17. PRIVATE PLACEMENT

On May 6, 2004, the Company completed a private placement of shares of its common stock, par value $0.50 per share (“Common Shares”), and additional investment rights to purchase Common Shares (“Additional Investment Rights”) pursuant to a Securities Purchase Agreement between the Company and the buyers of the stock.

The Company issued 1,234,187 Common Shares to the buyers for a purchase price per share of $32.41, or aggregate gross proceeds of approximately $40.0 million. The buyers also received First Additional Investment Rights to purchase 308,546 Common Shares at an exercise price of $32.41 per share and Second Additional Investment Rights to purchase 140,248 Common Shares at an exercise price of $35.65 per share. Their First and Second Additional Investment Rights were exercised during 2004 resulting in additional aggregate gross proceeds of approximately $15,000,000.