Form 10-Q
period 2006-03-31
TEJON RANCH CO
filed 2006-05-09
CIK 96869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code: (661) 248-3000

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

The number of the Company’s outstanding shares of Common Stock on May 9, 2006 was 16,562,193 shares.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31
	2006	2005
Revenues:
Real estate - commercial/industrial	$3,521	$2,748
Farming	2,198	812

Total revenues	5,719	3,560
Costs and Expenses:
Real estate - commercial/industrial	2,406	2,169
Real estate - resort/residential	748	598
Farming	1,301	827
Corporate expenses	2,197	1,815

Total expenses	6,652	5,409

Operating loss	(933)	(1,849)
Other Income:
Investment income	623	581
Other	16	9

Total other income	639	590
Loss from operations before equity in earnings (losses) of unconsolidated joint ventures	(294)	(1,259)
Equity in earnings (losses) of unconsolidated joint ventures, net	121	(458)

Operating loss before income tax benefit	(173)	(1,717)
Income tax benefit	(71)	(733)

Net loss	$(102)	$(984)

Loss from operations per share, basic	$(0.01)	$(0.06)

Loss from operations per share, diluted	$(0.01)	$(0.06)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$339	$114
Marketable securities - available for sale	61,825	61,924
Accounts receivable	5,803	7,513
Inventories	3,470	2,093
Prepaid expenses and other current assets	6,099	4,821

Total current assets	77,536	76,465
Property and equipment - net	70,996	66,441
Other assets	3,858	4,885

TOTAL ASSETS	$152,390	$147,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,337	$1,635
Other accrued liabilities	628	691
Deferred income	1,561	1,349
Income tax payable	57	1,076
Short-term debt	2,500	—
Current portion of long-term debt	25	25

Total current liabilities	7,108	4,776
Long-term debt, less current portion	437	444
Other liabilities	1,968	1,885
Minimum pension liability	1,855	1,855
Total Liabilities	11,368	8,960

Commitments and contingencies
Stockholders’ equity:
Common stock	8,281	8,254
Additional paid-in capital	100,331	97,841
Accumulated other comprehensive loss	(3,189)	(2,965)
Retained earnings	35,599	35,701

Total stockholders’ equity	141,022	138,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,390	$147,791

Balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2006	2005
OPERATING ACTIVITIES
Net loss	$(102)	$(984)
Items not affecting cash:
Depreciation and amortization	531	414
Equity in (earnings) losses of unconsolidated, joint ventures, net	(121)	458
Non-cash SERP expense	83	—
Deferred compensation - stock grants/options	1,154	650
Deferred income taxes	(391)	(307)
Tax benefit from exercise of stock options	—	646
Excess tax benefit from stock-based compensation	(308)	—
Distribution of earnings from unconsolidated joint ventures	1,200	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(387)	(873)
Current liabilities, net	140	351

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,799	355
INVESTING ACTIVITIES
Maturities and sales of marketable securities	454	712
Funds invested in marketable securities	(857)	(6,438)
Property and equipment expenditures	(5,028)	(1,727)
Investment in unconsolidated joint ventures	1	(175)

NET CASH USED IN INVESTING ACTIVITIES	(5,430)	(7,628)
FINANCING ACTIVITIES
Borrowings of short-term debt	2,500	—
Repayments of long-term debt	(7)	(5)
Additional costs related to private placement	—	(6)
Excess tax benefit from stock-based compensation	308	—
Proceeds from exercise of stock options	1,055	1,559

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,856	1,548
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	225	(5,725)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	114	6,692

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$339	$967

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2005	16,386,499	$8,193	$91,388	$(1,643)	$34,155	$132,093
Net income	—	—	—	—	1,546	1,546
Changes in unrealized losses on available-for-sale securities, net of taxes of $553	—	—	—	(737)	—	(737)
Benefit Plan adjustments, net of taxes $497				(665)		(665)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $61	—	—	—	80	—	80

Comprehensive loss						224

Additional cost related to private placement	—	—	(6)	—		(6)
Exercise of stock options and related tax benefit of $989	114,602	58	3,439	—	—	3,497
Restricted stock issuance	6,411	3	279	—		282
Stock compensation	—	—	2,741	—	—	2,741
Amortization of deferred compensation	—	—	—	—	—	—

Balance at December 31, 2005	16,507,512	8,254	97,841	(2,965)	35,701	$138,831

Net loss	—	—	—	—	(102)	(102)
Changes in unrealized losses on						—
available-for-sale securities, net of taxes of $188	—	—	—	(250)	—	(250)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $20	—	—	—	26	—	26

Comprehensive loss						(326)

Exercise of stock options and related tax benefit of $308	41,836	21	1,342	—	—	1,363
Restricted stock issuance	12,179	6	519	—	—	525
Stock compensation	—	—	427	—	—	427
Stock option compensation	—	—	202	—	—	202
Amortization of deferred compensation	—	—	—	—	—	—

Balance at March 31, 2006	16,561,527	$8,281	$100,331	$(3,189)	$35,599	$141,022

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2006

NOTE A – BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and Subsidiaries, or the Company, furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

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

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and vesting of stock grants per Financial Accounting Standards Board (FASB) Statement No. 128 “Earnings per share”.

	Three months ended March 31
	2006	2005
Weighted average number of shares outstanding:
Common stock	16,543,663	16,429,505
Common stock equivalents	977,550	442,470

Diluted shares outstanding	17,521,213	16,871,975

For the three months ended March 31, 2006 and March 31, 2005, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because of the antidilutive impact of common stock equivalents.

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

The following is a summary of available-for-sale securities at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
US Treasury and agency notes
with unrecognized losses for less than 12 months	$345	$338	$17,407	$17,091
with unrecognized losses for 12 months or more	41,950	40,715	24,573	23,917
with unrecognized gains	128	159	138	205

Total US Treasury and agency notes	$42,423	$41,212	$42,118	$41,213
Corporate notes
with unrecognized losses for less than 12 months	$—	$—	$7,507	$7,338
with unrecognized losses for 12 months or more	21,347	20,613	13,806	13,373
with unrecognized gains	—	—	—	—

Total Corporate notes	21,347	20,613	21,313	20,711

	$63,770	$61,825	$63,431	$61,924

As of March 31, 2006, the adjustment to accumulated other comprehensive loss in consolidated stockholders’ equity reflects a decline in the market value of available-for-sale securities of $250,000, which is net of a tax benefit of $188,000. As of March 31, 2006, the Company’s gross unrealized holding gains equal $31,000 and gross unrealized holding losses equal $1,976,000. On March 31, 2006, the average maturity of U.S. Treasury and agency securities was 3.08 years and corporate notes was 2.75 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23,900,000 million of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimbursing the Company for public infrastructure related to the Tejon Industrial Complex development. There have been no reimbursements thus far during 2006. During 2005, the Company paid approximately $385,000 in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments in 2006 of approximately $637,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At March 31, 2006, the Company was guaranteeing 50% of a loan to Tejon Dermody Industrial LLC. This guarantee consists of a $6,000,000 guarantee related to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture formed to construct and market a 651,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,021,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. The maturity date for this loan has been extended to July 31, 2006 while the Company finalizes the refinancing of this loan. The refinancing should be completed prior to the new maturity date. The proposed new loan provides for a reduction in guarantees and an improved interest rate. The Company believes it is unlikely that it will ever be required to make payments under this guarantee. Therefore, no liabilities have been recorded related to this guarantee at March 31, 2006 or December 31, 2005.

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

For further discussion, refer to the Company’s Form 10-K, Part I, Item 3, - “Legal Proceedings.” There have been no significant changes since the filing of the 2005 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at March 31, 2006 is $3,200,000 and included in other assets on the consolidated condensed balance sheet. The Company’s equity in the net earnings of the unconsolidated joint ventures is $121,000 for the three months ended March 31, 2006. The joint ventures have not been consolidated as of March 31, 2006 because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At March 31, 2006, the Company had an equity investment balance of $1,316,000 in this joint venture.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At March 31, 2006, the Company’s equity investment balance in this joint venture was $496,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At March 31, 2006, the Company’s equity investment balance in this joint venture was $262,000.

•	Five West Parcel LLC is a joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex – West, and is related to a larger agreement for the designation of 500 acres in Tejon Industrial Complex – West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this venture. At March 31, 2006, the Company’s equity investment balance in this joint venture was $1,126,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the three months ended March 31, 2006 and 2005 is as follows:

Condensed Combined Statement of Operations Information

(In thousands)	2006	2005
Net sales	$19,556	$14,212

Net income (loss)	173	(835)
Partners’ share of net income (loss)	52	(377)

Equity in earnings (losses) of unconsolidated joint ventures	$121	$(458)

Condensed Combined Balance Sheet Information

(In thousands)	2006	2005
Current assets	$12,718	$8,499
Property and equipment, net	50,535	45,746
Other assets	376	112
Long-term debt	(23,594)	(24,286)
Other liabilities	(7,419)	(6,500)

Net assets	$32,616	$23,571

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – INTEREST RATE RISK MANAGEMENT

At March 31, 2006, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) has an interest rate swap agreement with respect to $6,700,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of March 31, 2006, the Company’s portion of the fair value of the interest rate swap was $99,000. The estimated fair value of the swap was determined by market price quotes as of March 31, 2006, received from the joint venture’s bank.

NOTE G – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through March 31, 2006, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 416,588 of which have been exercised or forfeited, leaving 712,704 granted options outstanding at March 31, 2006. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through March 31, 2006, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 1,817 options have been exercised, leaving 81,701 granted options outstanding at March 31, 2006.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, or Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost related to stock options was recognized in the unaudited consolidated condensed statement of operations for the three months ended March 31, 2005 as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified-prospective method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). There were no options granted during the first quarter of 2006 or 2005. Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R), on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $202,000 and $119,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings (loss) per share for the three months ended March 31, 2006 would have been $0.00 if the company had not adopted Statement No. 123(R), compared to reported basic and diluted net loss per share of $0.01.

Prior to the adoption of Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $308,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had not adopted Statement No. 123(R).

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense is amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options were granted in 2005 or the first quarter of 2006.

Exercise prices for options outstanding as of March 31, 2006 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately five years. None of the options granted under the 1998 Plan contain conversion features.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement No. 123 to options granted under the Company’s stock option plan in all periods presented:

Three Months Ended March 31, 2005
Net loss, as reported	$(984,000)

Add: Stock-based employee compensation included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(217,000)

Pro Forma Net Loss	$(1,201,000)

Earnings per share
Basic - as reported	$(0.06)
Basic - pro forma	$(0.07)
Diluted - as reported	$(0.06)
Diluted - pro forma	$(0.07)

The following is a summary of the Company’s stock option activity and related information for the three month period ended March 31, 2006, and the year ended December 31, 2005:

	2006		2005
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	836,241	$23.70	970,843	$23.70
Granted	—	—	—
Exercised	(41,836)	$25.22	(114,602)	21.88
Forfeited/Cancelled	—		(20,000)	25.85
Outstanding end of period	794,405	$23.62	836,241	$23.90
Options exercisable end of period	668,905	23.32	682,641	$23.56

The following is a summary of the vesting activity relating to granted options for the three month period ended March 31, 2006:

	Options	Weighted-Average Grant Date Fair Value
Non-vested at the beginning of the period	153,600	$9.04
Granted	—
Vested during the period	(28,100)	$8.09
Forfeited during the period	—	—
Non-vested at the end of the period	125,500	$9.26

As of March 31, 2006, there was $916,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended March 31, 2006 was $227,000 and the total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $713,000 and $1,613,000, respectively. As of March 31, 2006, there were 668,905 options vested and exercisable with a weighted-average exercise price of $23.32, aggregate intrinsic value of $17,088,000, and weighted-average remaining contractual life of 4 years.

The total compensation cost related to stock option arrangements recognized in income for the three months ended March 31, 2006 was $202,000 and the total related recognized tax benefit was $83,000. No share-based payment compensation costs were capitalized during this period. There were no such compensation costs recognized during the first three months of 2005.

NOTE H – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees, the 2004 Stock Incentive Paln, and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted to current employees in the plan potential stock awards from zero shares if below the threshold performance, to 295,067 shares for threshold performance and up to a maximum of 635,828 shares for maximum performance. These shares are being expensed over the expected vesting period based on each performance criterion. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan for the three months ending March 31, 2006 was $873,000. There was $581,000 of costs related to the 2004 Stock Incentive Plan for the first quarter of 2005.

Under the stock compensation plan for the Board of Directors, each director will receive a portion of his annual compensation in restricted stock (unless that director controls over 15% of Company stock) and a portion in cash. Each director has the option of electing to receive the cash portion of his annual retainer in restricted stock. Under this plan, 19,264 shares of stock have been granted. Total expenses relating to director stock compensation at March 31, 2006 was $79,000. There was $69,000 of costs related to this plan for the first quarter of 2005.

NOTE I – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The Company expects to contribute approximately $580,000 to the plan during 2006.

Plan assets consist of equity, debt and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% and 3.0% in 2006 and 2005, respectively. The expected long-term rate of return on plan assets is 7.5% in 2006 and 2005.

The total pension and retirement expense was as follows for the three months ended March 31, 2006 and 2005:

(In thousands)	2006	2005
Cost components:
Service cost-benefits earned during the period	$(89)	$(62)
Interest cost on projected benefit obligation	(50)	(52)
Expected return on plan assets	54	27

Total net periodic pension cost	$(85)	$(87)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the first three months of 2006, we have a net loss of $102,000, compared to a loss of $984,000 for the first three months of 2005. The improvement when compared to the prior year is due to an increase in revenues of $2,159,000 being partially offset by expense increases of $1,243,000 across our farming, corporate, and resort/residential segments.

Critical Accounting Policies

The preparation of our interim financial statements in accordance with generally accepted accounting principals (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, stock compensation, and our defined benefit retirement plan. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 – K for the year ended December 31, 2005. Please refer to this filing for a description of our critical accounting policies.

New Accounting Pronouncements

FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” was issued in February 2006. This statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the financial treatment and evaluation of certain derivatives. FASB Statement No. 155 is effective for fiscal periods beginning after September 15, 2006. We have reviewed FASB Statement No. 155 and concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

FASB Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” was issued in March 2006. This statement amends FASB Statement No. 140, “Accounting for Transactions and Servicing of Financial Assets” and addreses recognition, measurement and presentation requirements when entering into contractual obligations to service financial assets. FASB Statement No. 156 is effective for fiscal periods after September 15, 2006. We have reviewed FASB Statement No. 156 and concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

Results of Operations

Total revenue from segment operations for the first quarter of 2006 was $5,719,000 compared to $3,560,000 for the first quarter of 2005. Other income, including interest income, was $639,000 for the first quarter of 2006 compared to $590,000 for the same period of 2005. The growth in revenue during the first quarter of 2006 is due to increased commercial/industrial real estate revenue, increased farming revenue, and higher interest income. Commercial/industrial real estate revenue grew $773,000 due to a $626,000 increase in oil and mineral royalty income, an $87,000 improvement in returns from the Calpine lease, and generally higher commercial lease revenue. Farming revenues increased $1,386,000, primarily due to the sale of 2005 crop almonds that were inventoried at year-end and to the collection of additional grape revenue related to the 2005 grape crop. The sale of 2005 crop almonds in the first three months of 2006 accounted for $1,976,000 of farming revenue compared to $732,000 of farming revenue in the first quarter of 2005 from the sale of 2004 crop almonds. Interest income improved due to an increase in the yields on outstanding investments.

The net loss for the first quarter of 2006 was $102,000 or $0.01 per share, diluted, compared to a net loss of $984,000 or $0.06 per share, diluted, for the same period of 2005. The improvement in operations during 2006 is due to the growth in revenues described above being partially offset by increased expenses. Commercial/industrial real estate expenses increased $237,000 during the first quarter of 2006 due primarily to increased corporate allocations and stock compensation costs resulting from the expensing of stock options and changes in estimates for stock grants. Resort/residential real estate costs increased $150,000 due largely to higher stock compensation costs and increased spending on our public outreach campaign. Farming expenses grew $474,000 during the first quarter of 2006 due to higher cultural costs related to the cost of sales of 2005 crop almonds and higher staffing costs, which include stock compensation costs. Corporate general and administrative costs increased $382,000 during 2006 due to higher staffing costs and stock compensation costs, which were partially offset by increased corporate allocations to operating segments. Stock compensation costs related to the 2004 stock incentive plan are higher in 2006 as compared to the same period of 2005, due to revised estimates relating to the cost of stock grants and the expensing of stock options which began January 1, 2006. Total stock compensation costs for the first quarter of 2006 totaled $952,000, compared to $650,000 of cost during the same period of 2005.

During December 2005, the tenant of the power plant lease, Calpine Corp., or Calpine, filed for Chapter 11 bankruptcy protection. We believe that during the bankruptcy restructuring the plant will remain operational and we will continue to receive our base lease payments and variable lease payments during 2006. This assumption is based upon the structure of our lease with Calpine, discussions with Calpine, and the fact that the plant is currently profitable. As of the date of this report, we have not heard from the bankruptcy court regarding whether our lease has been affirmed, but we expect it to be. If for some reason Calpine or another operator does not continue to operate the plant, the loss of lease payments would significantly impact our commercial/industrial segment revenues.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product. On March 24, 2006 the Company received a favorable ruling in Kern County Superior Court that cleared the way for expansion of the Tejon Industrial Complex-East by dismissing the legal challenges to the project. While this ruling could be appealed until late June, the grounds for such an appeal are limited and construction could commence pending the outcome. During the first three months of 2006, we experienced an increase in activity from companies looking to buy or lease land at Tejon Industrial Complex. This is a continuation of the improvement we saw during the second half of 2005.

During the remainder of 2006, we anticipate the our real estate segments will continue to experience increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

The actual timing and completion of entitlement and development-related activities is difficult to predict due to the uncertainties of the approval process and market factors. These types of real estate development activities and costs could continue over several years as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial/industrial properties.

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Although it is early in the year to accurately predict production for this year’s crops, early estimates for almonds and pistachios indicate that crop production for 2006 could be less than in 2005. Production estimates for almonds for 2006 may be lower due to adverse weather factors. Pistachio estimates are lower following two successive years of high production due largely to the alternate bearing cycle of pistachios. We are seeing a decline in current almond prices from the highs experienced during 2005, while prices for our grapes continue to improve. Although current demand seems stable, improved production in other parts of the world, or increases in the value of the dollar could negatively impact demand and prices. We continue to believe that, on a statewide basis, the long-term production trend will continue to increase for the crops that we grow. This long-term trend in production could lead to a future decline in the prices received for the crops that we grow.

Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. The operations of the Company are seasonal and future results of operations cannot be predicted based on quarterly results. Future real estate sales and leasing activity are dependent on market circumstances and specific opportunities and therefore are difficult to predict from period to period.

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note D – Commitments and Contingencies in the Notes to Unaudited Consolidated Condensed Financial Statements.

Income Taxes

Income tax benefits totaled $71,000 in the first quarter of 2006. This is compared to $733,000 of benefits for the first quarter of 2005. These represent effective income tax rates of approximately 41% in 2006 and 43% in 2005. Other than the slight change in the effective tax rate the large change when compared to 2005 is due to the significantly higher before tax loss during the first quarter of 2005 compared to 2006.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $62,164,000 at March 31, 2006, an increase of $126,000 from the corresponding amount at the end of 2005. Cash, cash equivalents and marketable securities increased during the first quarter of 2006 due to the non-cash nature of many of our current period operating expenses and the exercise of stock options. These favorable cash variances were partially offset by an increase in land development costs.

The following table shows our cash flow activities for the three months ended March 31:

(In thousands)	2006	2005
Operating activities	$1,799	$355
Investing activities	$(5,430)	$(7,628)
Financing activities	$3,856	$1,548

During the first three months of 2006, our operations provided $1,799,000 of cash reflecting a cash distribution of earnings from one of our joint ventures, and improved business results, especially when non-cash stock compensation costs are added back to operations. During 2005, the net cash provided by operations resulted from the same non-cash costs being added back to operations.

During the first quarter of 2006, we used $5,430,000 for investing, primarily reflecting capital investments of $5,028,000 in our real estate projects. Cash used in investing activities during the first quarter of 2005 was $7,628,000,primarily consisting of $1,727,000 of capital investment spending and $6,438,000 of investments in marketable securities.

It is anticipated that throughout the remainder of 2006 we will continue to invest funds in our real estate development projects. We estimate that our capital investment requirements over this period of time could total approximately $8,000,000 to $10,000,000.

During the first three months of 2006, financing activities provided $3,856,000 in cash, primarily due to borrowing against our line of credit and to proceeds from the exercise of stock options. Cash provided by financing activities for the first three months of 2005 totaled $1,548,000, due to net proceeds from the exercise of stock options.

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

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At March 31, 2006, total capitalization was $141,484,000, consisting of $462,000 of debt and $ 141,022,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent.

We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2006, had an outstanding balance of $2,500,000. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in July, 2008. This note is unsecured. The long-term debt, less current portion of $25,000, is $437,000 at March 31, 2006. This note is for a loan that provides long-term financing for a building being leased to Starbucks. This note has a maturity date of May 1, 2018.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$462	$25	$56	$62	$319
Interest on fixed rate debt	$218	$30	$56	$48	$84
Line of credit commitment fees	$75	$30	$45	$—	$—
Cash contract commitments	$3,411	$3,411	$—	$—	$—

Total contractual obligations	$4,166	$3,496	$157	$110	$403

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

Our contractual cash commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments, entitlement and planning costs related to our industrial and residential development projects, and a company public relations campaign. These commitments do not include any on-going operational costs such as utilities and maintenance contracts for equipment. Many of these commitments are for future services and until the service is rendered we have no obligation to pay. Therefore, many of the above commitments are not included in accounts payable on the balance sheet because we have no current payment obligation. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are primarily for office equipment, a small land lease, and six vehicle leases. These operating lease obligations average approximately $9,000 per month.

As discussed in Note I to the Unaudited Consolidated Condensed Financial Statements, we have long-term liabilities for employee retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $580,000 to the pension plan in 2006. During 2005, we made approximately $488,000 in pension plan contributions.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and certain bonds issued by a local Community Facilities District:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$—	$4,584	$—	$—
Guarantee	$6,000	$6,000	$—	$—	$—

Total other commercial commitments	$10,584	$6,000	$4,584	$—	$—

The standby letter of credit is related to the issuance of Community Facilities District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $50,000. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit was originally for a two-year period and will be renewed, if necessary, in 2007.

The guarantee consists of a $6,000,000 guarantee related to debt within Tejon Dermody Industrial LLC, an unconsolidated joint venture formed to construct and market a 650,000-square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,021,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. The maturity date for this loan has been extended to July 31, 2006 while we finalize the refinancing of the loan. The refinancing should be completed prior to the new maturity date and includes a reduction in guarantees and an improved interest rate. We believe it is unlikely that we will ever be required to make payments under this guarantee.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the issuance of common stock. As noted above, we have $62,164,000 in cash and securities and $27,500,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade of “A” or better from Moody’s or Standard and Poors. See Note C—Marketable Securities, of Notes to Unaudited Consolidated Condensed Financial Statements.

We are exposed to interest rate risk on our line of credit, which currently has a balance of $2,500,000, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $462,000 has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in the interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past entered into interest rate swaps to manage those fluctuations.

At March 31, 2006, we had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, an unconsolidated joint venture, has an interest rate swap agreement with respect to $6,700,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of March 31, 2006, the Company’s portion of the fair market value of the interest rate swap was a gain of $99,000. Estimated fair value of the swap was determined by market price quotes as of March 31, 2006, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At March 31, 2006

(In thousands)

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at 03/31/06
Assets:
Marketable securities	$2,023	$14,522	$9,110	$31,269	$6,313	$533	$63,770	$61,825
Weighted average interest rate	3.74%	3.24%	3.76%	4.01%	4.31%	5.12%	3.83%	—

Liabilities
Short-term debt	$2,500	$—	$—	$—	$—	$—	$2,500	$2,500
Weighted average interest rate	6.75%	—	—	—	—	—	6.75%	—

Long-term debt	$18	$27	$29	$30	$32	$326	$462	$462
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2005

(In thousands)

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at 12/31/05
Assets:
Marketable securities	$3,089	$13,785	$9,122	$31,177	$6,258	$—	$63,431	$61,924
Weighted average interest rate	3.31%	3.25%	3.73%	4.01%	4.28%	—	3.79%	—

Liabilities
Long-term debt	$25	$27	$29	$30	$32	$326	$469	$469
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

In comparison to the prior year, our risk with regard to fluctuations in interest rates has increased related to the use of debt due to the increase in the use of lines of credit that fluctuate with the bank’s prime lending rate. With regard to our marketable securities, we continue to have a significant risk to fluctuations in interest rates, especially increasing rates, due to our high outstanding balances.

Commodity Price Exposure

As of March 31, 2006, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2006 and 2005 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at March 31, 2006, $4,554,000 is at risk to changing prices. Of the amount at risk to changing prices, $2,709,000 is attributable to almonds and $1,845,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2005 was $5,667,000. Of the December 31, 2005 amount at risk to changing prices, $2,360,000 is related to almonds, $3,244,000 is related to pistachios, and $63,000 is related to walnuts.

The price estimated for recording accounts receivable for almonds recorded at March 31, 2006 was $2.22 per pound, as compared to $3.18 per pound at December 31, 2005. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $10,700. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.85 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.28 per pound at March 31, 2006. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $8,100. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30. The price estimated for walnuts was $0.50 per pound. The final price for walnuts has averaged from $0.32 to $0.60 over the last three years.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Page Number
(a) Exhibits –

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 12

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

*10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

*10.7	Severance Agreement	FN 5

*10.8	Director Compensation Plan	FN 5

*10.9	Non-Employee Director Stock Incentive Plan	FN 5

*10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

*10.10	1998 Stock Incentive Plan	FN 5

*10.10(1)	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

*10.11	Employment Contract - Robert A. Stine	FN 5

*10.15	Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

*10.21	2004 Stock Incentive Program	FN 11

*10.22	Form of Restricted Stock Agreement	FN 11

*10.23	Form of Restricted Stock Unit Agreement	FN 11

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management plan, compensatory plan or arrangement

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to Currant Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

(b)	Current Report on Form 8-K filed during the period covered by this report -

1.	Notice of Departure of Directors or Principal Officers reporting resignation of two directors of the Company. Date of report was February 1, 2006

2.	Press release announcing results of operations for period ending December 31, 2005 and election of a new Chairman of the Board. Date of report was March 8, 2006.

3.	Press release announcing the Kern County Superior Court decision regarding Tejon Industrial Complex. Date of report was March 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 9, 2006	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief Financial Officer