Form 10-Q
period 2006-06-30
TEJON RANCH CO
filed 2006-08-08
CIK 96869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of the Company’s outstanding shares of Common Stock on August 8, 2006 was 16,652,657 shares.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues:
Real estate-commercial/industrial	$3,613	$2,977	$7,134	$5,725
Farming	2,019	724	4,217	1,536

Total revenues	5,632	3,701	11,351	7,261
Costs and Expenses:
Real estate-commercial/industrial	3,290	2,354	5,696	4,523
Real estate-resort/residential	1,245	724	1,993	1,322
Farming	1,504	852	2,805	1,679
Corporate expenses	6,368	1,675	8,565	3,490

Total expenses	12,407	5,605	19,059	11,014

Operating loss	(6,775)	(1,904)	(7,708)	(3,753)
Other Income (Expense):
Investment income	654	611	1,277	1,192
Interest expense	(70)	—	(70)	—
Other	20	7	36	16

Total other income	604	618	1,243	1,208
Loss from operations before equity in earnings (losses) of unconsolidated joint ventures	(6,171)	(1,286)	(6,465)	(2,545)
Equity in earnings (losses) of unconsolidated joint ventures, net	108	(148)	229	(606)

Operating loss before income tax benefit	(6,063)	(1,434)	(6,236)	(3,151)
Income tax benefit	(2,724)	(594)	(2,795)	(1,327)

Net loss	$(3,339)	$(840)	$(3,441)	$(1,824)

Net loss from operations per share, basic	$(0.20)	$(0.05)	$(0.21)	$(0.11)

Net loss from operations per share, diluted	$(0.20)	$(0.05)	$(0.21)	$(0.11)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,475	$114
Marketable securities-available for sale	64,541	61,924
Accounts receivable	2,698	7,513
Inventories	4,310	2,093
Prepaid expenses and other current assets	9,203	4,821

Total current assets	84,227	76,465
Property and equipment-net	47,545	66,441
Investments in unconsolidated joint ventures	16,885	4,286
Other assets	710	599

TOTAL ASSETS	$149,367	$147,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,787	$1,635
Other accrued liabilities	290	691
Deferred income	1,373	1,349
Income tax payable	—	1,076
Current portion of long-term debt	26	25

Total current liabilities	3,476	4,776
Long-term debt, less current portion	431	444
Other liabilities	2,049	1,885
Minimum pension liability	1,855	1,855
Total Liabilities	7,811	8,960
Commitments and contingencies
Stockholders’ equity:
Common stock	8,316	8,254
Additional paid-in capital	104,294	97,841
Accumulated other comprehensive loss	(3,314)	(2,965)
Retained earnings	32,260	35,701

Total stockholders’ equity	141,556	138,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,367	$147,791

Balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2006	2005
OPERATING ACTIVITIES
Net loss	$(3,441)	$(1,824)
Items not affecting cash:
Depreciation and amortization	1,054	913
Equity in (earnings) losses of unconsolidated joint ventures, net	(229)	606
Non-cash SERP expense	165	—
Deferred compensation—stock grants/options	2,163	1,300
Stock grant	2,989	—
Deferred income taxes	(817)	(1,351)
Tax benefit from exercise of stock options	—	900
Excess tax benefit from stock-based compensation	(308)	—
Distribution of earnings from unconsolidated joint ventures	1,200	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(504)	2,088
Current liabilities, net	(1,301)	(253)

NET CASH PROVIDED BY OPERATING ACTIVITIES	971	2,379
INVESTING ACTIVITIES
Maturities and sales of marketable securities	657	3,223
Funds invested in marketable securities	(4,084)	(8,449)
Property and equipment expenditures	(8,934)	(4,981)
Investment in unconsolidated joint ventures	(100)	(173)
Distribution from unconsolidated joint ventures	13,500	—
Other	—	1

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,039	(10,379)
FINANCING ACTIVITIES
Borrowings of short term debt	5,400	—
Repayments of short-term debt	(5,400)	—
Repayments of long-term debt	(12)	(11)
Additional costs related to private placement	—	(6)
Excess tax benefit from stock-based compensation	308	—
Proceeds from exercise of stock options	1,055	2,297

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,351	2,280
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,361	(5,720)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	114	6,692

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,475	$972

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2005	16,386,499	$8,193	$91,388	$(1,643)	$34,155	$132,093
Net income	—	—	—	—	1,546	1,546
Changes in unrealized losses on						—
available-for-sale securities,						—
net of taxes of $553	—	—	—	(737)	—	(737)
Benefit plan adjustments, net of taxes $497				(665)		(665)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $61	—	—	—	80	—	80

Comprehensive loss						224

Additional cost related to private placement	—	—	(6)	—		(6)
Exercise of stock options and related tax benefit of $989	114,602	58	3,439	—	—	3,497
Restricted stock issuance	6,411	3	279	—		282
Stock compensation	—	—	2,741	—	—	2,741

Balance at December 31, 2005	16,507,512	8,254	97,841	(2,965)	35,701	$138,831

Net loss	—	—	—	—	(3,441)	(3,441)
Changes in unrealized losses on						—
available-for-sale securities, net of taxes of $294	—	—	—	(392)	—	(392)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $32	—	—	—	43	—	43

Comprehensive loss						(3,790)

Exercise of stock options and related tax benefit of $308	41,836	21	1,342	—	—	1,363
Restricted stock issuance	83,352	41	3,501	—	—	3,542
Stock compensation	—	—	1,610	—	—	1,610

Balance at June 30, 2006	16,632,700	$8,316	$104,294	$(3,314)	$32,260	$141,556

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2006

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

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities and timing of real estate sales and leasing activities. Historically, the largest percentage of farming revenues are recognized during the third and fourth quarters.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, or 2005 Form 10-K.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and vesting of restricted stock grants per Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings per Share”.

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Weighted average number of shares outstanding:
Common stock	16,586,080	16,469,942	16,564,872	16,449,724
Commons stock equivalents—stock options, grants	951,723	457,840	964,636	450,155

Diluted shares outstanding	17,537,803	16,927,782	17,529,508	16,899,879

For the three and six months ended June 30, 2006 and June 30, 2005, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because of the antidilutive impact of common stock equivalents.

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

The following is a summary of available-for-sale securities at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
US Treasury and agency notes
with unrecognized losses for less than 12 months	$3,022	$2,928	$17,407	$17,091
with unrecognized losses for 12 months or more	41,456	40,123	24,573	23,917
with unrecognized gains	76	104	138	205

Total US Treasury and agency notes	$44,554	$43,155	$42,118	$41,213
Corporate notes
with unrecognized losses for less than 12 months	$2,053	$1,982	$7,507	$7,338
with unrecognized losses for 12 months or more	20,127	19,404	13,806	13,373
with unrecognized gains	—	—	—	—

Total Corporate notes	22,180	21,386	21,313	20,711

	$66,734	$64,541	$63,431	$61,924

As of June 30, 2006, the adjustment to accumulated other comprehensive loss in consolidated stockholders’ equity reflects a decline in the market value of available-for-sale securities of $392,000, which is net of a tax benefit of $294,000. As of June 30, 2006, the Company’s gross unrealized holding gains equal $28,000 and gross unrealized holding losses equal $2,221,000. On June 30, 2006, the average maturity of U.S. Treasury and agency securities was 3.00 years and corporate notes was 2.75 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23,900,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial

Complex development. Proceeds from the sale of CFD bonds went to reimbursing the Company for public infrastructure related to the Tejon Industrial Complex development. During July 2006, the Company received $3,524,000 of reimbursement from the CFD for public infrastructure improvements. During 2005, the Company paid approximately $385,000 in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments in 2006 of approximately $637,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At June 30, 2006, the Company was guaranteeing 50% of a loan to Tejon Dermody Industrial LLC. This guarantee consists of a $6,000,000 guarantee related to debt within the Tejon Dermody Industrial LLC, an unconsolidated joint venture formed to construct and market a 651,000 square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,077,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. The maturity date of this loan is May 19, 2011. Principal and interest on this loan is payable monthly, with the principal portion of the monthly payment being $18,930. Based on the achievements of certain operational objectives, such as the renewal of tenant leases, the joint venture may borrow an additional $2.5 million and the guarantees can begin to be reduced. The Company believes it is unlikely that it will ever be required to make payments under this guarantee due to sufficient cash flows to service the debt and the value of joint venture property. Therefore, no liabilities have been recorded related to this guarantee at June 30, 2006 or December 31, 2005.

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

For further discussion, refer to the Company’s 2005 Form 10-K, Part I, Item 3,—“Legal Proceedings.” There have been no significant changes since the filing of the 2005 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at June 30, 2006 is $16,885,000 and included in other assets on the consolidated condensed balance sheet. The Company’s equity in the net earnings of the unconsolidated joint ventures is $229,000 for the six months ended June 30, 2006. The joint ventures have not been consolidated as of June 30, 2006 because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•	Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture that owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At June 30, 2006, the Company had an equity investment balance of $1,544,000 in this joint venture.

•	Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At June 30, 2006, the Company’s equity investment balance in this joint venture was $460,000.

•	Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At June 30, 2006, the Company’s equity investment balance in this joint venture was $361,000.

•	Five West Parcel LLC is a joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex – West. The establishment of such joint venture is part of an agreement involving the designation of 500 acres in Tejon Industrial Complex – West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this joint venture. At June 30, 2006, the Company’s equity investment balance in this joint venture was $1,126,000.

•	Tejon Mountain Village LLC is a joint venture between the Company and DMB TMV LLC, (a wholly-owned subsidiary of DMB Associates, Inc) formed to obtain all necessary governmental entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At June 30, 2006, the Company’s equity investment balance in this joint venture was $13,394,000. This entity was formed through a contribution by the Company of $26,893,000 of non-cash assets to the joint venture and a cash contribution of $13,500,000 by DMB Associates, Inc. These contributions were followed by a cash distribution of equity of $13,500,000 to the Company.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the six months ended June 30, 2006 and 2005 is as follows:

Condensed Combined Statement of Operations Information

(In thousands)	2006	2005
Net sales	$42,610	$31,849

Net income (loss)	$324	$(1,122)
Partners’ share of net income (loss)	95	(516)

Equity in net income (loss) of unconsolidated joint ventures	$229	$(606)

Condensed Combined Balance Sheet Information

(In thousands)	2006	2005
Current assets	$11,254	$8,751
Property and equipment, net	78,709	46,267
Other assets	517	101
Long-term debt	(23,478)	(24,113)
Other liabilities	(6,880)	(6,719)

Net assets	$60,122	$24,287

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – INTEREST RATE RISK MANAGEMENT

At June 30, 2006, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) has an interest rate swap agreement with respect to $6,600,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of June 30, 2006, the Company’s portion of the fair value of the interest rate swap was $128,000. The estimated fair value of the swap was determined by market price quotes as of June 30, 2006, received from the joint venture’s bank.

NOTE G – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through June 30, 2006, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 421,588 of which have been exercised or forfeited, leaving 707,704 granted options outstanding at June 30, 2006. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through June 30, 2006, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 1,817 options have been exercised, leaving 81,701 granted options outstanding at June 30, 2006.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, or Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by FASB Statement No. 123, or Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost related to stock options was recognized in the unaudited consolidated condensed statement of operations for the six months ended June 30, 2005 as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), or Statement No. 123(R), “Share-Based Payment”, using the modified-prospective method. Under that transition method, compensation cost recognized in the first six months of 2006 includes: (a) compensation cost for all share-based payments for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). There were no options granted during the first six months of 2006 or 2005. Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the six months ended June 30, 2006 are $391,000 and $216,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings (loss) per share for the six months ended June 30, 2006 are both $0.01 lower than if the Company had continued to account for share-based compensation under Opinion 25.

Prior to the adoption of Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires cash flow from tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The $308,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement No. 123(R).

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense is amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options were granted in 2005 or during the first six months of 2006.

Exercise prices for options outstanding as of June 30, 2006 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately five years. None of the options granted under the 1998 Plan contain conversion features.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement No. 123 to options granted under the Company’s stock option plan in all periods presented:

(In thousands, except per share amounts)	Six Months Ended June 30, 2005
Net loss, as reported	$(1,824)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(430)

Pro Forma Net Loss	$(2,254)

Earnings per share
Basic - as reported	$(0.11)
Basic - proforma	$(0.14)
Diluted - as reported	$(0.11)
Diluted - pro forma	$(0.14)

The following is a summary of the Company’s stock option activity and related information for the six month period ended June 30, 2006, and the year ended December 31, 2005:

	2006		2005
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	836,241	$23.70	970,843	$23.70
Granted	—	—	—
Exercised	(41,836)	25.22	(114,602)	21.88
Forfeited/Cancelled	(5,000)	27.66	(20,000)	25.85
Outstanding end of period	789,405	23.59	836,241	23.90
Options exercisable end of period	668,905	$23.32	682,641	$23.56

The following is a summary of the vesting activity relating to granted options for the six month period ended June 30, 2006:

	Options	Weighted-Average Grant Date Fair Value
Non-vested at the beginning of the period	153,600	$9.04
Granted	—	—
Vested during the period	(28,100)	8.09
Forfeited during the period	(5,000)	9.36
Non-vested at the end of the period	120,500	$9.26

As of June 30, 2006, there was $684,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the six months ended June 30, 2006 was $227,000 and the total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 were $713,000 and $2,250,000, respectively. As of June 30, 2006, there were 668,905 options vested and exercisable with a weighted-average exercise price of $23.32, aggregate intrinsic value of $11,931,000, and weighted-average remaining contractual life of 4 years.

The total compensation cost related to stock option arrangements recognized in income for the six months ended June 30, 2006 was $391,000 and the total related recognized tax benefit was $175,000. No share-based payment compensation costs were capitalized during this period. There were no such compensation costs recognized during the first six months of 2005.

NOTE H – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees, the 2004 Stock Incentive Plan, and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted to current employees in the plan potential stock awards from zero shares if below the threshold performance, to 202,428 shares for threshold performance and up to a maximum of 440,588 shares for maximum performance. These shares are being expensed over the expected vesting period based on each performance criterion. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan for the six months ending June 30, 2006 was $1,614,000. There was $1,163,000 of costs related to the 2004 Stock Incentive Plan for the first six months of 2005.

On May 22, 2006, the Company signed a joint venture agreement with DMB Associates, Inc. to form Tejon Mountain Village LLC. The achievement of this performance milestone resulted in an incentive payment of $2,989,000 in stock. Stock was issued after the signing of the agreement and the associated expense was fully recognized in the second quarter of 2006. Total stock compensation for employees for the six months ended June 30, 2006 is $4,603,000 consisting of $1,614,000 of stock grant compensation costs and the $2,989,000 of expense resulting from the achievement of the above milestone.

Under the stock compensation plan for the Board of Directors, each director will receive a portion of his annual compensation in restricted stock (unless that director controls over 15% of Company stock) and a portion in cash. Each director has the option of electing to receive the cash portion of his annual retainer in restricted stock. Under this plan, 19,264 shares of stock have been granted. Total expense relating to director stock compensation at June 30, 2006 was $158,000. There was $137,000 of cost related to this plan for the first six months of 2005.

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

The total pension and retirement expense was as follows for the six months ended June 30, 2006 and 2005:

(In thousands)	2006	2005
Cost components:
Service cost-benefits earned during the period	$(194)	$(116)
Interest cost on projected benefit obligation	(100)	(96)
Expected return on plan assets	108	50

Total net periodic pension cost	$(186)	$(162)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Over the past few years, we have been implementing a strategy that has led to our transformation from an agricultural operations based company to a real estate development company. In order to implement our strategy, we entered into joint venture agreements for the development of portions of our land, began land planning and land entitlement projects, and undertook a program of divesting non-strategic assets. Our business model is designed to create value through the entitlement and development of land for commercial/industrial and resort/residential uses while at the same time protecting significant portions of our land for conservation purposes.

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

For the first six months of 2006, we have a net loss of $3,441,000, compared to a loss of $1,824,000 for the first six months of 2005. The increase in the loss when compared to the prior year is due to an increase in operating expenses of $8,045,000, which was partially offset by revenue increases of $4,090,000 from our farming and commercial real estate segments.

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

New Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, and was issued in July 2006. FIN 48 creates a single model to address uncertainty in income tax provisions by prescribing a minimum threshold that a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have reviewed FIN 48 and concluded that this interpretation will not have a material impact on results of operations or our financial condition.

FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” was issued in February 2006. This statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FASB Statement No. 140,

“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the financial treatment and evaluation of certain derivatives. FASB Statement No. 155 is effective for fiscal periods beginning after September 15, 2006. We have reviewed FASB Statement No. 155 and concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

FASB Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” was issued in March 2006. This statement amends FASB Statement No. 140, “Accounting for Transactions and Servicing of Financial Assets” and addresses recognition, measurement and presentation requirements when entering into contractual obligations to service financial assets. FASB Statement No. 156 is effective for fiscal periods after September 15, 2006. We have reviewed FASB Statement No. 156 and concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

Results of Operations

Total revenue from segment operations for the first six months of 2006 was $11,351,000 compared to $7,261,000 for the first six months of 2005. Other income, including interest income, was $1,313,000 for the first six months of 2006 compared to $1,208,000 for the same period of 2005. The growth in revenue during the first six months of 2006 is due to increased commercial/industrial real estate revenue, increased farming revenue, and higher interest income. Commercial/industrial real estate revenue grew $1,409,000 due to a $1,133,000 increase in oil and mineral royalty income resulting from increased production and continued high oil prices, a $171,000 improvement in returns from the Calpine lease, and generally higher commercial and grazing lease revenue. Farming revenues increased $2,681,000, primarily due to the sale of 2005 crop almonds that were inventoried at year-end and to the collection of additional grape and walnut revenue related to the 2005 crops. The sale of 2005 crop almonds during the first six months of 2006 accounted for $3,780,000 of farming revenue compared to $1,408,000 of farming revenue during the first six months of 2005 from the sale of 2004 crop almonds. Interest income improved due to an increase in the yields on outstanding investments.

The net loss for the first six months of 2006 was $3,441,000 or $0.21 per share, diluted, compared to a net loss of $1,824,000 or $0.11 per share, diluted, for the same period of 2005. The increased loss during 2006 is primarily attributable to $2,989,000 in stock and $2,686,000 in cash compensation incurred upon completion of the Tejon Mountain Village, or TMV, joint venture agreement in May 2006. The increase in compensation costs within our corporate, farming and real estate segments in 2006 as compared to 2005 is largely due to the costs associated with the achievement of the TMV joint venture agreement. Additionally, we began expensing stock options as of January 1, 2006, which accounts for an additional $391,000 of compensation costs when compared to the same period of 2005. These expenses were partially offset by the increased revenues described above. Commercial/industrial real estate expenses increased $1,173,000 during the first six months of 2006 due primarily to increased corporate allocations and compensation costs. Resort/residential real estate costs increased $671,000 due largely to increased professional service fees, maintenance charges, and compensation costs. Farming expenses grew $1,126,000 during the first six months of 2006 due to higher cultural costs related to the cost of sales of 2005 crop almonds and higher staffing and compensation costs. Corporate general and administrative costs increased $5,075,000 during 2006 due primarily to compensation costs related to the execution of the above-referenced joint venture agreement. These costs were partially offset by increased corporate allocations to operating segments. Ongoing stock compensation costs related to the 2004 stock incentive plan were $1,196,000 for the first six months of 2006, an increase of $240,000 when compared to the same period of 2005, due to revised estimates relating to the cost of stock grants.

Total revenues for the second quarter of 2006, including investment and other income, were $6,306,000, compared to $4,319,000 for the second quarter of 2005. This increase of $1,987,000 is primarily attributable to increases in oil and mineral royalties, commercial/industrial lease revenues, and farming revenues as described above.

For the second quarter of 2006, the Company had a net loss of $3,339,000, or $0.20 per share, diluted, compared to a loss for the same quarter of 2005 of $840,000, or $0.05 per share, diluted. The net loss for the second quarter of 2006 increased over the same period of 2005 due to the increased revenues described above being more than offset by compensation expenses of $5,675,000 that accompanied the successful closing of the TMV joint venture agreement. Expenses in the commercial/industrial segment increased $936,000 primarily due to these compensation costs and increased corporate allocations. Expenses in our resort/residential segment increased $521,000 due to increased compensation costs, higher professional fees relating to the TMV joint venture agreement, and higher maintenance costs. Farming costs climbed $652,000 during the second quarter of 2006 when compared to the second quarter of 2005 due to increased cost of sales related to the sale of 2005 crop almonds. Corporate costs increased $4,693,000 during the quarter due primarily to compensation costs and professional fees surrounding the TMV joint venture.

During December 2005, the tenant of the power plant lease, Calpine Corp., or Calpine, filed for Chapter 11 bankruptcy protection. On June 21, 2006, we received notification from Calpine that the bankruptcy court had affirmed the power plant lease as part of the bankruptcy reorganization. Therefore, we do not currently anticipate any loss or reduction of lease payments that would negatively impact our commercial operating revenues.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product. On March 24, 2006 the Company received a favorable ruling in Kern County Superior Court that cleared the way for expansion of the Tejon Industrial Complex-East by dismissing the legal challenges to the project. On June 28, 2006, our opponents filed an appeal of the ruling, though the grounds for such an appeal are limited and construction could commence pending the outcome. Opening briefs related to the appeal are required to be filed by our opponents on August 19, 2006. The Court of Appeals will then set a date for hearing the appeal. At this time we do not know when that date will be. Nevertheless, during the first six months of 2006, we continued to experience an increase in activity from companies looking to buy or lease land at Tejon Industrial Complex. This is a continuation of the improvement we saw during the second half of 2005.

On May 22, 2006, we executed a joint venture agreement with DMB Associates, Inc. of Scottsdale, Arizona, a leading resort/recreational planned community developer, to jointly seek entitlement approval, and subsequently develop and build TMV. TMV is designed to be a premier mountain resort community offering a variety of homesite opportunities, a number of small resort hotels, and various outdoor recreational activities. Please refer to the Company’s Current Report on Form 8-K filed on May 22, 2006 for additional information concerning the TMV joint venture.

During the remainder of 2006, we anticipate that our real estate segments will continue to experience increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

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

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Although it is still early in the year to accurately predict production for this year’s crops, early estimates for almonds and pistachios indicate that crop production for 2006 could be less than in 2005. Production estimates for almonds for 2006 may be lower due to adverse weather factors. Pistachio estimates are lower following two successive years of high production due largely to the alternate bearing cycle of pistachios. We have seen a decline in current almond prices from the highs experienced during 2005, while prices for our grapes continue to improve. Although current demand seems stable, improved production in other parts of the world, or increases in the value of the dollar could negatively impact demand and prices. We continue to believe that, on a statewide basis, the long-term production trend will continue to increase for the crops that we grow. This long-term trend in production could lead to a future decline in the prices received for the crops that we grow.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, please refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements.

Income Taxes

Income tax benefits totaled $2,795,000 for the first six months of 2006. This is compared to $1,327,000 of benefits for same period of 2005. These represent effective income tax rates of approximately 44% in 2006 and 42% in 2005. Other than the slight change in the effective tax rate, the large change in the income tax benefit when compared to 2005 is due to the significantly higher before tax loss during the first six months of 2006 compared to 2005.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $68,016,000 at June 30, 2006, an increase of $5,978,000 from the corresponding amount at the end of 2005. Cash, cash equivalents and marketable securities increased during the first six months of 2006 due to the non-cash nature of many of our current period operating expenses, the exercise of stock options and distributions from unconsolidated joint ventures. These favorable cash variances were partially offset by an increase in land development costs.

The following table shows our cash flow activities for the three months ended June 30:

(In thousands)	2006	2005
Operating activities	$971	$2,379
Investing activities	$1,039	$(10,379)
Financing activities	$1,351	$2,280

During the first six months of 2006, our operations provided $971,000 of cash, which includes a cash distribution of earnings from the Petro Travel Plaza LLC. Our net operating loss for the first six months of 2006 did not result in the use of significant cash due to non-cash stock compensation costs and depreciation that are added back to operations. During the same period of 2005, the net cash provided by operations resulted from the same non-cash costs being added back to operations as well as the collection of farming receivable balances.

During the first six months of 2006, our investing activities provided $1,039,000 of cash. This increase results from a distribution of $13,500,000 of equity from the TMV joint venture, which more than offset the investment in our real estate projects of $8,934,000 and investments in marketable securities of $4,084,000. Cash used in investing activities during the first six months of 2005 was $10,379,000, primarily consisting of $4,981,000 of capital investment spending and $8,449,000 of investments in marketable securities.

During the first six months of 2006, financing activities provided $1,351,000 in cash, primarily due to proceeds from the exercise of stock options. Cash provided by financing activities for the first six months of 2005 totaled $2,280,000, which also was primarily due to proceeds from the exercise of stock options.

It is anticipated that throughout the remainder of 2006 we will continue to invest funds in our real estate development projects. We estimate that our capital investment requirements over this period of time could total approximately $4,000,000 to $6,000,000.

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

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At June 30, 2006, total capitalization was $142,013,000, consisting of $457,000 of debt and $ 141,556,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent.

We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2006, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in July 2008. This note is unsecured. The long-term debt, less current portion of $26,000, is $431,000 at June 30, 2006. This note is for a loan that provides long-term financing for a building being leased to Starbucks. This note has a maturity date of May 1, 2018.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$457	$26	$57	$65	$309
Interest on fixed rate debt	$194	$30	$54	$46	$64
Line of credit commitment fees	$75	$30	$45	$—	$—
Cash contract commitments	$2,839	$2,839	$—	$—	$—

Total contractual obligations	$3,565	$2,925	$156	$111	$373

The categories above include purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP. A “purchase obligation” is defined in Item 303(a)(5)(ii)(D) of Regulation S-K as “an agreement to purchase goods or services that is enforceable and legally binding on [us] that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” Based on this definition, the table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

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

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and certain bonds issued by a local Community Facilities District:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—
Guarantee	$6,000	$—	$—	$6,000	$—

Total other commercial commitments	$10,584	$4,584	$—	$6,000	$—

The standby letter of credit is related to the issuance of Community Facilities District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit was originally for a two-year period and will be renewed, if necessary, in 2007.

The guarantee consists of a $6,000,000 guarantee related to debt within Tejon Dermody Industrial LLC, an unconsolidated joint venture formed to construct and market a 650,000-square foot building at the Tejon Industrial Complex. Total debt in the venture is approximately $12,077,000 and was used in the construction of the building. In the joint venture agreement, each partner agreed to guarantee one half of the outstanding debt through the term of the loan. The maturity date for this loan is May 19, 2011. Principal and interest on this loan is payable monthly, with the principal portion of the monthly payment being $18,930. Based on the achievement of certain operational objectives, such as renewal of tenant leases, the joint venture may borrow an additional $2,500,000 and the guarantees can begin to be reduced. We believe it is unlikely that we will ever be required to make payments under this guarantee.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the issuance of common stock. As noted

above, we have $68,016,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. Our joint venture agreement with DMB Associates, Inc. for the entitlement and subsequent development of TMV provides that DMB will provide the necessary funding of the venture up to $100,000,000 before use of any of our cash reserves. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will continue to use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade of “A” or better from Moody’s or Standard and Poors. See “Note C—Marketable Securities”, of Notes to Unaudited Consolidated Condensed Financial Statements.

We are exposed to interest rate risk on our line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $457,000 has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in the interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past entered into interest rate swaps to manage those fluctuations.

At June 30, 2006, we had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, an unconsolidated joint venture, has an interest rate swap agreement with respect to $6,600,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of June 30, 2006, the Company’s portion of the fair market value of the interest rate swap was a gain of $129,000. Estimated fair value of the swap was determined by market price quotes as of June 30, 2006, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At June 30, 2006

(In thousands)

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at 06/30/06
Assets:
Marketable securities	$1,751	$14,689	$9,099	$31,825	$6,741	$2,629	$66,734	$64,541
Weighted average interest rate	3.45%	3.27%	3.81%	4.05%	4.39%	5.52%	3.92%	—
Liabilities
Long-term debt	$13	$27	$29	$30	$32	$326	$457	$457
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

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

In comparison to the prior year, our risk with regard to fluctuations in interest rates has not changed significantly since we have minimal exposure to long-term fixed rate debt. With regard to our marketable securities, we continue to have a significant risk with regard to fluctuations in interest rates, especially increasing rates, due to our high outstanding balances.

Commodity Price Exposure

As of June 30, 2006, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2006 and 2005 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at June 30, 2006, $1,750,000 is at risk to changing prices. Of the amount at risk to changing prices, $1,579,000 is attributable to almonds and $171,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2005 was $5,667,000. Of the December 31, 2005 amount at risk to changing prices, $2,360,000 is related to almonds, $3,244,000 is related to pistachios, and $63,000 is related to walnuts.

The price estimated for recording accounts receivable for almonds recorded at June 30, 2006 was $2.42 per pound, as compared to $3.18 per pound at December 31, 2005. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $7,400. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.85 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.28 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $700. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30. The price estimated for walnuts was $0.50 per pound. The final price for walnuts has averaged from $0.32 to $0.60 over the last three years.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits –

Page Number

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 12

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

*10.6	Amended and Restated Stock Option Agreement

	Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

*10.7	Severance Agreement	FN 5

*10.8	Director Compensation Plan	FN 5

*10.9	Non-Employee Director Stock Incentive Plan	FN 5

*10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

*10.10	1998 Stock Incentive Plan	FN 5

*10.10(1)	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

*10.11	Employment Contract - Robert A. Stine	FN 5

*10.15	Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

*10.21	2004 Stock Incentive Program	FN 11

*10.22	Form of Restricted Stock Agreement	FN 11

*10.23	Form of Restricted Stock Unit Agreement	FN 11

10.24	Tejon Mountain Village LLC Operating Agreement	FN 13

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management plan, compensatory plan or arrangement

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

(b)	Current Reports on Form 8-K filed during the period covered by this report -

1.	Press release announcing results of operations for the three months ending March 31, 2006. Date of report was May 5, 2006

2.	Press release announcing that the Company has entered into a Limited Liability Company Operating Agreement with DMB Associates, Inc. for the creation of Tejon Mountain Village LLC. Date of report was May 22, 2006.

3.	Press release announcing the departure of Directors or Principal Officers, and the Appointment of a New Director. Date of report was June 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 8, 2006	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief Financial Officer