Form 10-K
period 2006-12-31
TEJON RANCH CO
filed 2007-02-28
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of registrant’s Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2006 was $658,006,428 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 13, 2007 was 16,788,367 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

Total Pages—        107

Exhibit Index—          48

PART I

ITEM 1.	BUSINESS

Throughout Item 1—“Business,” Item 1A — “Risk Factors,” Item 2—“Properties,” Item 3—“Legal Proceedings,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” we have made forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and industrial building, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

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

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

(Amounts in thousands of dollars)

	2006	2005	2004
Revenues
Real estate—commercial/industrial	$16,010	$13,063	$10,192
Farming	12,412	13,297	10,720

Segment revenues	28,422	26,360	20,912
Interest income	2,975	2,565	1,026
Other income	119	384	32

Total revenues	$31,516	$29,309	$21,970

Segment Profits (Losses) and Net Income (Loss)
Real estate—commercial/industrial	$4,779	$3,792	$2,027
Real estate—resort/residential	(3,408)	(2,496)	(1,987)
Farming	3,088	5,783	3,772

Segment profits (1)	4,459	7,079	3,812

Interest income	2,975	2,565	1,026
Other income	119	384	32
Interest expense	(70)	(70)	—
Corporate expenses	(13,173)	(7,881)	(6,623)

Operating income (loss) from continuing operations before equity in earnings of unconsolidated joint ventures	(5,690)	2,077	(1,753)
Equity in earnings of unconsolidated joint ventures	1,247	423	7

Operating income (loss) from continuing operations before income taxes	(4,443)	2,500	(1,746)
Operating income (loss) from continuing operations after income taxes	(2,729)	1,546	(962)
Income from discontinued operations, net of applicable income taxes	—	—	1,351

Net income (loss)	$(2,729)	$1,546	$389

Identifiable Assets by Segment (2)
Real estate—commercial/industrial	$26,277	$25,620	$22,030
Real estate—resort/residential	21,130	31,010	26,177
Farming	18,815	18,152	17,980
Corporate	92,895	73,009	72,017

Total assets	$159,117	$147,791	$138,204

(1)	Segment profits are revenues from operations less operating expenses, excluding interest income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(2)	Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes and buildings and improvements.

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

During 2006, commercial/industrial activity was principally focused on the 351-acre Tejon Industrial Complex-West, or TIC-West, at the Interstate 5/Laval Road Interchange. The activity was primarily related to infrastructure construction and marketing of commercial and industrial sites. Activity at TIC-West during 2006 consisted of the sale of land to In-N-Out Burger for a fast food restaurant and Petro Travel Plaza LLC, or Petro, for a new convenience store and gas station. In October, the Port of Los Angeles submitted to the Foreign Trade Zone Board of the U.S. Department of Commerce an expansion application for 177 acres of land at TIC. We expect a decision on this application in the first half of 2007.

We were also very involved during 2006 in finalizing development rights for Tejon Industrial Complex-East, or TIC-East, an 1,109-acre commercial/industrial development adjacent to Interstate 5 and across the freeway from TIC-West. During January 2003, we received approval for the project from the Kern County Board of Supervisors. Development has not begun on this project due to a lawsuit that was filed by groups opposing the approval of our project. The project was re-approved by the Kern County Board of Supervisors in November 2005 and, on March 24, 2006, the Kern County Superior Court dismissed the legal challenges related to the project. The opponents of our project appealed the Court’s decision and the appeal is expected to be heard during the first half of 2007. Based on the Superior Court’s decision, however, we are approved to move forward with development of TIC-East even though there is an appeal outstanding.

Developers and end users continue to express interest in developing industrial, warehouse, and distribution facilities within our commercial/industrial developments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for an overview of operations and trends within the industry.

Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to a full-service truck stop facility, a truck wash, four auto service stations with convenience stores, four fast-food operations, two full-service restaurants, two motels, an antique shop, and a United States Postal Service facility. We are also involved in two joint ventures, Petro and Tejon/Dermody LLC. Petro owns and operates a 51-acre travel and truck stop facility, and also operates two separate gas stations with convenience stores within TIC-West. Tejon/Dermody LLC owns a fully-leased 650,000 square foot building. In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes; 31 acres of land to Calpine Generating Company, or Calpine, for an electric power plant; and one office building in Rancho Santa Fe, California (which the Company also owns). Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities.

As of December 31, 2006, approximately 8,450 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 363,900 barrels of oil and 68,000 MCF of dry gas during 2006. Our share of production, based upon prevailing average royalty rates during the last three years, has been 118, 128, and 132 barrels of oil per day for 2006, 2005, and 2004, respectively. Approximately 200 producing oil wells were located on the leased land as of December 31, 2006.

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

Our resort/residential segment activities include land planning and entitlement activities. During 2006, the Centennial development, a large master-planned community development encompassing 11,700 acres of our land, continued the environmental review process within the Los Angeles County Planning Department that commenced in 2004. The environmental review process itself could take some time to complete and we are estimating that it could take several years to ultimately receive the required regulatory approvals from Los Angeles County to begin development of this project. Upon completion of the Centennial development, it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when completed, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partners in this joint venture are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. Our partners in this joint venture will contribute up to $33,000,000 to fund entitlement efforts. After their commitment has been met we will share equally with our partners in any additional capital needs for the joint venture.

In addition to the Centennial community project, we are engaged in the environmental review and approval process within the Kern County Planning Department for the TMV community. TMV is envisioned as an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, educational and cultural programs, themed retail shopping, concierge services, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. During 2006, we executed a joint venture agreement with DMB Associates Inc., or DMB, a leading resort/recreational planned community developer, to jointly seek entitlement approval, and subsequently develop and build TMV. Under the joint venture agreement, the parties have agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV. The Company also agreed under the joint venture agreement to contribute rights to all studies, research, and other work that we had performed related to TMV, as well as a commitment to contribute 28,000 acres comprising the TMV site at such time as entitlements are successfully obtained and litigated, while DMB will contribute up to a total of $113,500,000 to fund entitlement efforts and development. Please refer to the Company’s Current Report on Form 8-K filed on May 24, 2006 for additional information concerning the TMV joint venture.

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

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,582; almonds—1,686; pistachios—985; and walnuts—295. We grow wheat on approximately 600 acres and alfalfa and forage mix on 750 acres in the Antelope Valley and we periodically lease 810 acres of land that is used for the growing of vegetables.

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

In 2006, our almonds were sold to various commercial buyers, with two of the buyers each receiving approximately 33% of the crop. We do not believe that we would be adversely affected by the loss of either or both of our largest buyers because of the size of the almond market, the large number of other buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer.

In 2006, the majority of our pistachios were sold to one customer and our walnuts were sold to two customers, each purchasing approximately 50% of the crop. We believe that the loss of any of these customers would not adversely impact us because, like almonds, there are a number of potential purchasers of pistachios and walnuts and prices do not change based on the identity of the buyer. During 2006, the majority of harvested wine grapes were sold to two wineries.

Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices.

Our water entitlement for 2006 available from the State Water Project was adequate for our farming needs. The State Department of Water Resources has announced its 2007 water supply at 60% of full entitlement. Other water supplies that the local water district will be able to make available to its farmers, combined with this level of state entitlement, are expected to provide a level of water supply that will cover all of our farming needs. If in any year the local water district cannot meet all of our agricultural demands, we will rely on ground water sources, water transfers from the Tejon-Castac Water District and water banking arrangements into which we have entered. Water from these sources may be more expensive because of pumping costs and transfer costs, but can be expected to make up for the water shortfalls that we have experienced in the past.

See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.”

Customers

In 2006, Calpine accounted for 12% of our revenues from continuing operations.

In 2005, Pistachio Growers Incorporated accounted for approximately 19% of our revenue from continuing operations and Calpine, accounted for approximately 11% of our revenue from continuing operations.

In 2004, Hughson Nut, a purchaser of almonds, accounted for approximately 13% of our revenues from continuing operations and Pistachio Growers Incorporated accounted for 10% of our revenues from continuing operations.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2006, we had 118 full-time employees. None of our employees is covered by a collective bargaining agreement.

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

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of February 23, 2007, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the board of directors.

Name	Office	Held Since	Age
Robert A. Stine	President and Chief Executive Officer, Director	1996	60

Teri Bjorn	Vice President, General Counsel and Secretary	2007	53

Dennis J. Atkinson	Vice President, Agriculture	1998	56

Joseph E. Drew	Senior Vice President, Real Estate	2001	64

Allen E. Lyda	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	1990	49

A description of present and prior positions with us, and business experience for the past five years, is given below.

Mr. Stine has been employed by us since May 1996, serving as President and Chief Executive Officer and as a Director.

Ms. Bjorn has been employed by us since January 2007, serving as Vice President, General Counsel and Secretary. Ms. Bjorn has practiced in private law firms for the past 27 years, specializing in real estate and land use. For the past 18 years she was with the Bakersfield, California office of Clifford & Brown, and most recently worked at Kronick Moskovitz Tienemann & Gerard, where she remains Of Counsel.

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

We are subject to various land use regulations and require governmental approvals for our developments that could be denied. In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land, and construction. All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which would adversely impact the financial returns from a given project. Several years ago, the Los Angeles County Planning Department released a set of draft amendments to the Los Angeles County General Plan that would extend a planning overlay designation called “Sensitive Ecological Areas” to cover most of the footprint of the Centennial project. It is not clear at this early stage what chance this draft has of being adopted by the Los Angeles County Board of Supervisors or what its impact on Centennial would be, but if adopted it would likely involve additional processing time, studies, and findings by county officials, which could have an adverse impact similar to the density provisions described above, and affect the character and intensity of uses permitted in the Centennial project area. In addition, many states, cities and counties (including neighboring Ventura County) have in the past approved various “slow growth” or “urban limit line” measures. If that were to occur in the jurisdictions governing the Company’s land use, our future real estate development activities could be significantly adversely affected.

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

Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TIC–West and East, Centennial and TMV, involve obtaining governmental entitlements. A delay in obtaining governmental entitlements could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.

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

Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 28, 2006, directors and members of our executive management team beneficially owned or controlled approximately 35% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.

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

We may encounter other risks that could impact our ability to develop our land. We may also encounter other difficulties in developing our land, including:

•	Natural risks, such as geological and soil problems, earthquakes, heavy rains and flooding and heavy winds;

•	Shortages of qualified trades people;

•	Reliance on local contractors, who may be inadequately capitalized;

•	Shortages of materials; and

•	Increases in the cost of certain materials.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

In addition to our agricultural contract water entitlements, we have an additional entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or Tejon-Castac, a local water district serving only our land and land we have sold in the Tejon Industrial Complex, has 5,278 acre feet of State Water Project entitlement, or enough to supply over 10,000 average families assuming 100% delivery. In addition, Tejon-Castac has approximately 30,000 acre feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between Tejon-Castac and our Company. Tejon-Castac is the principal water supplier to the Tejon Industrial Complex, and would be the principal water supplier for any significant residential and recreational development in TMV.

During 2006, project allocations were 100%, and the Wheeler Ridge Water District was able to supply us with 100% of our farming demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the higher-priced State Water Project water. Both the Wheeler Ridge Water District and Tejon-Castac are able to bank (percolate into underground aquifers) some of their excess supplies for future use. The Wheeler Ridge Water District expects to be able to deliver our entire contract water entitlement in any year that the State Water Project deliveries exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if State Water Project deliveries are less than 30% of our entitlement in any year, or if less severe shortages continue for a sustained period of several years, then the Wheeler Ridge Water District may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfers from Tejon-Castac and water banking assets to supply the shortfalls to our farming operations. Water from these sources may be more expensive because of pumping costs and/or transfer costs. Also, as we develop our real estate for residential, commercial and industrial uses, there will be less water available for agriculture from Tejon-Castac. A 60% allocation has been made by the State Water Project for 2007. With this allocation, along with the Wheeler Ridge Water District’s additional supplies, we believe that we will have adequate water supplies for farming in 2007.

The water contracts with the Wheeler Ridge Water District and with Tejon-Castac require annual payments related to the fixed costs of the California State Water Project and each district, whether or not water is used or available. The Wheeler Ridge Water District contracts also establish a lien on benefited land.

The water agency serving the Los Angeles County portion of our land, the Antelope Valley-East Kern Water Agency, has surplus entitlement and, although no assurance has been given, it has indicated that it would be able to provide a portion of the water needed for Centennial.

Portions of our property also have available groundwater. That source would be sufficient to supply commercial development in the Interstate 5 corridor and provide a significant portion of the water needed for development at Centennial and TMV. Ground water in the Antelope Valley Basin has recently become the subject of litigation. Please refer to Item 3, “Legal Proceedings.”

Historic State Water Project restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995, and the parties to a lawsuit challenging such removal have agreed to a settlement which would allow such removal to continue while the environmental impacts are studied. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of Tejon-Castac’s 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on Tejon-Castac’s ability to deliver the remaining water to residential or commercial/industrial developments. In the near term, for political and regulatory reasons, it is unlikely that we would be able to direct any of our Wheeler Ridge Water District agricultural entitlement to municipal or industrial uses.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or CFD, a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23,900,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2006, $3,524,000 was reimbursed to the Company through these bond funds. In 2006, 2005 and 2004, the Company paid approximately $482,000, $385,000, and $101,000, respectively, in special taxes related to the CFD. As development continues to occur at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2007 of approximately $386,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

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

The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation, or Lafarge, the current tenant National, and the Company to, among other things, investigate the source and extent of the groundwater contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils from the property that were the principal source of the contamination.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities. Groundwater contamination levels down gradient of the cap exceeded limits set by the RWQCB following record-breaking rains in late winter 2005. The Company is advised that National and Lafarge are conducting ongoing studies and developing a plan to minimize the chances of this occurring again.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with former industrial waste landfills. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains an ongoing activity. Lafarge previously removed waste historically disposed of in the landfills and transported that waste off-site for disposal.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains an on-going activity. Some oil contamination located beneath plant buildings and equipment remains on the property.

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

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. It is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows the high and low sale prices for our Common Stock on the New York Stock Exchange for each calendar quarter during the last two years:

	2006		2005
Quarter	High	Low	High	Low
First	$49.74	$39.71	$55.90	$38.81
Second	49.43	38.43	53.77	43.77
Third	44.78	37.55	62.72	45.30
Fourth	57.09	41.10	47.84	39.15

As of February 26, 2007, there were 444 owners of record of our Common Stock.

No dividends were paid in 2006 or 2005 and at this time there is no intention of paying dividends in the future.

For information regarding the equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.

In 2006, the Certification signed by the CEO that he was not aware of any violation by the Company of the existing corporate governance standards of the New York Stock Exchange, or the Exchange, was filed by the Company with the Exchange, as required by Section 303A.12(a) of the Exchange’s Listed Company Manual.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31

(in thousands of dollars, except per share amounts)

	2006	2005	2004	2003	2002
Total revenues from continuing operations, including interest and other income	$31,516	$29,309	$21,970	$15,651	$18,535	(2)

Equity in earnings (losses) from unconsolidated jount ventures	$1,247	$423	$7	$(348)	$531
Operating income (loss) from continuing operations after tax	$(2,729)	$1,546	$(962)	$(3,169)	$143	(2)
Income from discontinued operations, net of applicable income taxes	—	—	1,351	242	100
Net income (loss)	$(2,729)	$1,546	$389	$(2,927)	$243	(2)

Total assets	$159,117	$147,791	$138,204	$98,286	$100,796
Long-term debt, less current portion	$417	$444	$469	$10,492	$8,658
Stockholders’ equity	$149,030	$138,831	$132,093 (1)	$74,643	$73,594
Income (loss) per share from, continuing operations, diluted	$(0.16)	$0.09	$(0.06)	$(0.22)	$0.01	(2)
Income (loss) per share from, discontinued operations, diluted	$—	$—	$0.09	$0.02	$—
Net income (loss) per share, diluted	$(0.16)	$0.09	$0.03	$(0.20)	$0.01	(2)

(1)	Includes net proceeds from a private placement with respect to our common stock and resulting in net proceeds to the Company of approximately $51,656,000.
(2)	Includes receipt of a one-time payment of $1,375,000 ($825,000 net of tax or $.06 per share) from the sale of an easement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

See Item 1, “Business” for our cautionary statement regarding forward-looking information.

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

Commercial/industrial real estate development generates revenues from lease activities, land sales, build-to-suit building sales and leases, oil and mineral royalties and grazing leases. The primary commercial/industrial development is Tejon Industrial Complex. Resort/residential land development does not currently produce revenues but is actively involved in the land entitlement process. Within our resort/residential segment, the two active developments are: Tejon Mountain Village and the Centennial master planned community. Farming produces revenues from the sale of grapes, almonds, pistachios, and walnuts.

For 2006, we have a net loss of $2,729,000, compared to net income of $1,546,000 for 2005. Revenues from continuing operations for 2006 grew $2,062,000 to $28,422,000. Expenses from continuing operations for 2006 were $37,136,000, an increase of $9,974,000 when compared to 2005. The growth in revenue is due to an improvement in revenue from land sales, increased royalties from oil and minerals, and higher leasing revenue. Our royalty income from oil and minerals grew due to higher prices for oil and cement. Leasing revenue increased due to higher revenues from our power plant lease. The largest components of the increase in expense for the year are staffing costs, including higher stock compensation expense, a significant portion of which was a non-recurring payment incurred upon execution of the TMV LLC joint venture agreement, cost of sales related to our land sales transactions, higher farming crop costs including fixed water, and increased operational costs related to water, repairs and fuel.

During 2005, we had net income of $1,546,000, compared to net income of $389,000 for 2004. Revenues from continuing operations for 2005 increased $5,448,000 to $26,360,000. Expenses from continuing operations for 2005 were $27,162,000, an increase of $3,439,000 when compared to 2004. The growth in revenue was due to an improvement in revenue from our farm crops, increased royalties from oil and minerals, and higher leasing revenue. The improvement in farm crop revenue was primarily due to higher prices for our almonds, pistachios, and grapes. Our royalty income from oil and minerals grew due to higher prices for oil and cement. Leasing revenue increased due to higher revenues from our power plant lease. The largest components of the increase in expense for the year were staffing costs, including higher stock compensation expense, marketing and public relations costs related to our development projects, and increased operational costs related to water, repairs and fuel.

Income from continuing operations for 2005 was $1,546,000, compared to a loss of $962,000 during 2004.

During 2007, we will continue to invest funds toward the achievement of entitlements for our land and for infrastructure development within our active industrial developments. The process of securing entitlements for our land is a long, arduous process and could take several years. Over this time, our net income will fluctuate year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations provides the reader of our financial statements with a narrative discussion of our results of operations. It contains the results of operations for each business segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 14 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, stock compensation, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In recognizing revenue from land sales, the Company follows the provisions in Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 66, “Accounting for Sales of Real Estate,” to record these sales. SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, SFAS No. 66 requires a land sale to be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold, or be required to develop the property in the future or construct facilities or off-site improvements.

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

For the 2006 orchard crops, we estimated almond revenues to be $2,724,000, or $2.11 per pound on average, pistachio revenue to be $2,615,000, or $2.11 per pound on average, and walnut revenue to be $175,000, or $0.54 per pound on average. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2006. Over the last three years, prices received on almonds have ranged from $1.85 to $3.80 per pound. Pistachio prices over the last three years have ranged from $1.05 to $2.30 per pound, and walnut prices have ranged from $.32 to $.60 per pound. If we were to assume that our above estimates for 2006 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $145,000, or 3% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $.05 from the midpoint. As an example, the range for almonds in 2006 was $2.06 to $2.16 per pound. If we were to change our estimate of 2006 orchard crop revenues to the low end of the estimate range, there would be no material impact on our liquidity or capital resources.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $395,000 and $398,000 in 2006 and 2005, respectively, and decreased farming revenue by $34,000 in 2004. The large adjustments in 2006 and 2005 are related to continuing increases in almond, pistachio and walnut prices prior to the receipt of our final scheduled payments.

Capitalization of Cost—The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and indirect project costs that are clearly associated with the acquisition, development, or construction of a project. Costs currently capitalized that in the future would be related to any abandoned development opportunities will be written off if we determine such costs do not provide any future benefits. Should development activity decrease, a portion of interest, property taxes, and insurance costs would no longer be eligible for capitalization, and would be expensed as incurred.

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

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward, due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During 2006 and 2005, $0.96 per square foot of cost was allocated to sold and leased land as a cost of development. Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

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

Defined Benefit Retirement Plans – The plan obligations and related assets of our defined benefit retirement plan are presented in Note 13 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Pension benefit obligations and the related effects on operations are calculated using actuarial models. The estimation of our pension obligations, costs and liabilities requires that we make use of estimations of present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

The assumptions used in developing the required estimates include the following key factors:

•	Discount rates;

•	Salary growth;

•	Retirement rates;

•	Expected contributions;

•	Inflation;

•	Expected return on plan assets; and

•	Mortality rates

The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2006, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 5%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our periodic pension cost would increase or decrease approximately $20,000 and our projected benefit obligation would increase or decrease approximately $730,000.

Stock-Based Compensation—We apply the recognition and measurement principles of SFAS No. 123 (R), “Share-Based Payments” in accounting for long-term stock-based incentive plans. During 2006, $742,000 of compensation expense related to grants of stock options was reflected in net income. No stock options were granted during 2006 or 2005. We have not issued any stock options to employees or directors since January 2003. The compensation expense recognized during 2006 is related to options with final vesting dates in 2006 and 2007. See Note 7 of the Notes to Consolidated Financial Statements, “Common Stock and Stock Option Information,” for additional information regarding stock options.

We also make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by $636,000 depending on whether the change in estimate increased or decreased shares vesting.

See Note 8 of the Notes to Consolidated Financial Statements, “Stock Compensation Plan,” for total 2006 stock compensation expense related to stock grants.

New Accounting Pronouncements

The accounting policies adopted during 2006 related to new accounting pronouncements. The impact of the adoption of these policies has been disclosed where material to the consolidated financial statements of the Company.

FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and was issued in July 2006. FIN 48 creates a single model to address uncertainty in income tax provisions by prescribing a minimum threshold that a tax position must meet before being recognized in the financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements and have not yet determined the impact.

FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” was issued in February 2006. This statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and addresses the financial treatment and evaluation of certain derivatives. FASB Statement No. 155 is effective for fiscal periods beginning after September 15, 2006. We have reviewed FASB Statement No. 155 and concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

FASB Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” was issued in March 2006. This statement amends FASB Statement No. 140, “Accounting for Transactions and Servicing of Financial Assets,” and addresses recognition, measurement and presentation requirements when entering into contractual obligations to service financial assets. FASB Statement No. 156 is effective for fiscal periods beginning after September 15, 2006. We have reviewed FASB Statement No. 156 and concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

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

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106, and 132(R),” was issued in September 2006. It requires employers to recognize the overfunded or underfunded status of a defined-benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income. The funded status of the plan must be measured as of the date of its year-end statement of financial position. Certain changes in prior service costs that are not recognized as components of net periodic benefit costs under FASB Statement No.87, “Employers’ Accounting for Pensions,” must also be recognized through other comprehensive income. This statement is effective for issuers of publicly traded securities for fiscal years ending after December 15, 2006. Our 2006 financial statements reflect the application of FASB Statements No. 158 and the overall impact was not material to results of operations or our financial condition.

Results of Operations by Segment

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:

Real Estate – Commercial/Industrial

Our commercial/industrial segment profits during 2006 increased $987,000, or 26%, when compared to 2005 segment profits. The improvement in segment profits was driven by an increase in revenues of $2,947,000. This increase resulted from land sales of $1,007,000, a $1,577,000 improvement in oil and minerals royalty revenue, and generally higher lease revenues, including those from our power plant lease with Calpine. Revenue from the land sales were only partially recognized in 2006 due to incomplete commitments to construct offsite improvements. The remaining revenues of $712,000 will be recognized in the first quarter of 2007 as the construction commitments are completed. Oil and minerals royalties continued to improve in 2006 due to the higher oil prices and higher prices for cement and rock aggregate product. Revenues from the power plant lease increased due to improved variable rent payments based on the plant’s production. Expenses during 2006 increased $1,960,000, primarily as a result of increased compensation costs, the cost of sales and commissions associated with the land sales, increased commercial water charges and increased corporate allocations. The increase in compensation costs of $1,347,000 was principally driven by the compensation costs associated with the execution of the joint venture agreement for TMV, the expensing of stock options and the cost associated with the stock grant program. Cost of sales and commissions increased as a direct result of the land sales to In-N-Out Burger and Petro. Commercial water costs increased $143,000 due to higher operating costs and water costs within the local water district. Corporate allocations increased $276,000 as this business segment’s revenues and assets increased in relation to other operating segments.

During December 2005, the tenant of the power plant lease, Calpine, filed for Chapter 11 bankruptcy protection. On June 21, 2006, we received notification that the bankruptcy court had affirmed the power plant lease as part of the bankruptcy reorganization. Therefore, we do not currently anticipate any loss or reduction of lease payments from Calpine that would negatively impact our commercial operating revenues.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product and the beginning of infrastructure development for the TIC-East development. During 2006, we sold land to In-N-Out Burger for a fast food restaurant and to Petro for a new convenience store and gas station. In October 2006, the Port of Los Angeles submitted to the Foreign Trade Zone Board of the U.S. Department of Commerce an expansion application for 177 acres of land at Tejon Industrial Complex. We expect a decision on this application in the first half of 2007.

Our marketing efforts continue to focus on educating potential users about the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that as California’s population continues to grow and the economy continues its expansion, we will begin to see an increase in industrial activity at Tejon Industrial Complex. Our development strategy fits very well within the logistics model that companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage.

A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles.

On March 24, 2006, the Company received a favorable ruling in Kern County Superior Court that cleared the way for expansion of the TIC-East by dismissing the legal challenges to the project. On June 28, 2006, our opponents filed an appeal of the ruling, though the grounds for such an appeal are limited and construction could commence pending a favorable outcome. Opening briefs related to the appeal were filed by our opponents during October 2006. The Court of Appeals is expected to hear the appeal during the first half of 2007.

The commercial/industrial segment will continue to experience increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

The actual timing and completion of development is difficult to predict due to the uncertainties of the market. Infrastructure development and marketing activities and costs could continue over several years as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.

Our commercial/industrial segment profits during 2005 increased $1,765,000, or 87%, when compared to 2004 segment profits. The improvement in segment profits was driven by an increase in revenues of $2,871,000. The growth in revenues was primarily driven by higher leasing revenues and higher oil and mineral royalty revenues. Lease revenues increased approximately $2,000,000 during the year. This increase was largely due to higher revenues from our power plant lease with Calpine. Power plant lease revenue improved due to the ending of a grace period during 2004 that was related to the timing of construction of the plant and to the receipt of variable rent payments associated with the plant’s production. Oil and mineral royalties improved during 2005 due to higher prices for oil and increased production and prices for cement and rock aggregate product. Expenses during 2005 increased $1,106,000, primarily due to staffing costs, marketing costs, water costs, and repairs and fuel costs. Staffing costs increased $384,000 due to higher benefit costs, annual salary increases, the conversion of part-time employees to full time, and to an increase of $72,000 in stock compensation expense. An increase of $307,000 in marketing costs was related to the beginning of new marketing campaigns designed to generate additional activity within our commercial/industrial developments. Fixed water costs increased $286,000 during the year due to higher operating costs and water costs within a local water district. Repairs and fuel costs increased $179,000 due to higher gasoline and diesel costs, repairs on the ranch related to winter storm damage, and to the demolition of an old, previously leased commercial building.

See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Real Estate – Resort/Residential

Our resort/residential segment activities include conceptual design planning and entitlement activities related to our potential residential developments, which include the Centennial master-

planned community and TMV. The resort/residential segment had an operating loss of $3,408,000 during 2006, an increase of $912,000 when compared to the prior year. The increase in expenses when compared to 2005 was attributable mainly to increased compensation costs of $565,000. Compensation related to the execution of the TMV LLC joint venture, stock option and stock grant expenses and the addition of staff all contributed to this increase. Contract and professional service fees relating to the completion of the TMV LLC joint venture agreement and to other environmental programs and research increased $375,000. Additionally, costs associated with lake maintenance increased $232,000. These increases were partially offset by decreased marketing and insurance costs.

Near-term activities within this segment will be focused on obtaining entitlements for the Centennial project, located in Los Angeles County, and TMV, located in Kern County. The resort/residential segment will continue to experience increases in costs in the future related to professional service fees, public relations costs, and staffing costs as we continue the entitlement process for the above developments. The actual timing and completion of entitlement-related activities is difficult to predict due to the uncertainties of the approval process and the likelihood of litigation upon approval of our entitlements in the future. It could take several years to ultimately receive the required regulatory approvals. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development. We are currently working with our joint venture partner DMB, a leading resort/residential planned community developer, for the entitlement and development of the TMV project. On May 22, 2006, we executed a joint venture agreement with DMB to jointly secure entitlement and all necessary regulatory approvals to master plan, and subsequently develop and build TMV. TMV is designed to be a premier mountain resort community offering a variety of homesite opportunities, a number of small resort hotels, and various outdoor recreational activities. The joint venture was formed through the contribution by the Company of rights to all studies, research, and other work which we had performed related to TMV, as well as a commitment to contribute 28,000 acres comprising the TMV site at such time as entitlements are successfully obtained and litigated, while DMB will contribute up to a total of $113,500,000 to fund entitlement efforts and development. Based on this joint venture, our future cost obligation related to TMV has been greatly reduced by the amount of contributions DMB will be providing to the joint venture for entitlement and development activities. For additional information regarding the joint venture, please refer to our Current Report on Form 8-K filed by the Company on May 24, 2006. Centennial is being developed by Centennial Founders, LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partners in this joint venture are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. Our partners in this joint venture will contribute up to $33,000,000 to fund entitlement efforts. After their commitment has been met we will share equally with our partners in any additional capital needs for the joint venture.

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

See Item 1, “Business – Real Estate Operations,” for a further discussion of real estate development activities.

Farming

Farming segment profits were $3,088,000 in 2006, a decrease of $2,695,000 when compared to the prior year. The decline in 2006 farming segment profits is due to both a decrease in farm revenues of $885,000 and increased expenses of $1,810,000. The drop in revenue is primarily due to a decline in crop revenues of $480,000, combined with the absence of the prior year’s water settlement amount of $479,000. Higher compensation costs, fixed water costs, corporate allocations, insurance and the direct costs incurred to produce the farm crops all contributed to the increase in farming expenses. Staffing costs increased $465,000 due to compensation related to the successful completion of the TMV LLC joint venture agreement, the commencement of expensing of stock options, higher stock grant expense and costs for additional staff. Water costs increased $372,000 due to higher variable water cost charges that are related to the movement of water out of the California Aqueduct to our orchards and vineyards.

Grape revenues for the 2006 crop of $2,253,000 represent a marginal decline compared to the 2005 grape crop revenue of $2,337,000. A drop in grape production in 2006 of 300 tons contributed to the decreased revenue and resulted from the late completion of the 2006 harvest. Grape prices remain stable and the demand for our product led to additional grape plantings in 2006 to meet anticipated future demand.

Almond revenues increased $2,061,000 during 2006 to $6,750,000. The increase in almond revenue is primarily the result of the large carryover of approximately 1,600,000 pounds of 2005 crop almonds that were sold during 2006. These almonds were inventoried at the end of 2005 and contributed $3,754,000 to 2006 revenue. The revenues from the 2005 crop carryover in 2006 exceeded the comparable carryover of 2004 crop sales revenue of $1,944,000 in 2005 by $1,810,000. Almond revenues generated from the 2006 crop year are $2,724,000, which is an $167,000 decline when compared to the revenues from the 2005 crop year of $2,891,000. Almond prices were at record high levels during 2005 and, although prices slipped from those levels early in 2006, they increased throughout the year and are continuing to climb. Total production of almonds was approximately 3,390,000 pounds, an increase of 900,000 over 2005. Of the total production of almonds approximately 2,000,000 pounds are being carried in 2006 inventory.

Thus far in 2007, the price for almonds has improved from 2006 due to an increase in world demand. We do not expect the current range of almond prices to continue over an extended period of time, but do expect prices to stay above historical averages for most of 2007 due to current demand levels. Our long-term expectations are for lower prices for our almond crop, based on industry projections that production will continue to increase in the future for almonds.

Pistachio revenue totaled $2,615,000 in 2006, a decrease of $2,451,000 when compared to 2005. The decrease in revenue was primarily driven by a decline in production of 780,000 pounds combined with a price decline from $2.28 per pound in 2005 to $2.11 per pound in 2006. This change in production accounted for approximately $1,778,000 of the decrease in revenue when compared to 2005, while the change in price accounted for the remainder of the difference. The decrease in price is attributable to the relatively smaller size of the 2006 pistachio nut compared to 2005. The producer cannot demand the same level of pricing for a smaller product, which results in the lower prices. We expect our 2007 revenues from pistachios to improve when compared to 2006 due primarily to 2007 being an “on” production year in the alternate-bearing production cycle of pistachios. The increase in production could potentially be offset by a decrease in prices due to excess supply.

Walnut revenue from the 2006 crop was $175,000, compared to $331,000 in 2005. Additional 2005 crop revenues of $182,000 were recognized in 2006, due to grower price adjustments. Our 2006 walnut crop production only reached 30% of our 2005 crop level. The age of our walnut orchard contributed to the decline in production and we are re-evaluating the long term possibilities for this crop.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With current grape production more in line with demand, the pressure on prices has been alleviated at the present time and grape prices should stabilize at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that demand for product has remained very strong both in the United States and in export markets and at this time this trend is expected to continue. However, improved global production or a significant increase in the value of the dollar could negatively impact exports and hurt the current pricing for almonds.

Farming segment profits were $5,783,000 in 2005, an increase of $2,011,000 when compared to 2004. The growth in 2005 farming segment profits was due primarily to higher pistachio and grape revenue, as well as the receipt of $479,000 in proceeds from our local water districts, comprising our percentage of proceeds from the settlement of a case brought by our local water districts concerning water illegally taken by the federal government in the early 1990s. These improvements in revenue were partially offset by higher staffing costs, water costs, and repair and fuel costs. Staffing costs increased $186,000 due to additional staff and a $72,000 increase in stock compensation expense during the year. Water costs increased $210,000 due to higher variable cost charges that are related to the movement of water out of the California Aqueduct to our orchards and vineyards. Repair and fuel costs increased $179,000 primarily due to an increase in equipment owned and to higher input costs such as diesel and repair parts.

Grape revenues increased $340,000 in 2005 when compared to 2004, due to increased production and a $13.50 per ton improvement in the average price that we received for our grapes. This price improvement began in 2004 and was driven by statewide production better matching the needs of wine producers.

Almond revenue declined $340,000 during 2005 to $4,689,000 when compared to 2004, despite record almond prices. Almond prices averaged $3.18 per pound for 2005 compared to $2.53 per pound for 2004. The decline in revenue was due primarily to approximately 1,134,000 fewer pounds of 2005 year crop being sold when compared to the number of pounds of the 2004 crop sold in 2004. This decline in 2005 year crop pounds sold was partially offset by the sale of approximately $2,000,000 of 2004 crop almonds that were in inventory at the end of 2004. Total 2005 production was approximately 2,500,000 pounds, compared to approximately 2,700,000 pounds of production in 2004. Of the 2005 production, approximately 1,600,000 pounds of almonds was carried in 2005-ending inventory.

Pistachio revenue totaled $5,066,000 in 2005, an increase of $2,258,000 when compared to 2004 pistachio revenue. The increase in revenue was primarily driven by the average price per pound increasing to $2.28 during 2005, compared to $1.36 during 2004. This change in price accounted for approximately $1,900,000 of the increase in revenue when compared to 2004.

For further discussion of the farming operations, refer to Item I, “Business—Farming Operations.”

Interest

Interest income for 2006 of $2,975,000 represented a $410,000 increase in the interest income compared to 2005. This increase was due to an increase in average funds invested during 2006 compared to 2005, improving yields on new invested funds, and the receipt of interest from loans to joint ventures.

Interest expense was $70,000 in 2006, the same as in 2005. Interest expense of $76,000 incurred during 2004 is included in discontinued operations. Interest incurred and paid during 2006 was $182,000, compared to $133,000 in 2005 and $646,000 in 2004, of which $112,000, $63,000, and $570,000 were capitalized, respectively.

Corporate Expenses

Corporate expenses increased $5,292,000 to $13,173,000 during 2006. The increase during 2006 is due to increased charitable donations of $372,000, higher staffing costs, expensing of stock options, and a non-recurring cash and stock compensation cost of $4,171,000 that was incurred upon execution of the TMV LLC joint venture agreement. These increases were partially offset by the allocation of more costs to operating segments and a decrease in our Delaware holding company expenses.

Corporate expenses increased $1,258,000 to $7,881,000 during 2005. The increase during 2005 was due to higher staffing costs and stock compensation costs that were partially offset by reduced professional service fees. Staffing costs during 2005 increased $599,000 due to the addition of new staff, annual salary increases, and to increased retirement benefit costs. Stock compensation expense during 2005 increased $703,000 when compared to 2004, due primarily to a full year of cost during 2005, compared to only nine months of cost in 2004. Professional service fees declined in 2005 due to a reduction in fees associated with Sarbanes-Oxley and lower legal fees.

Equity in Unconsolidated Joint Ventures

During 2006, we recognized net earnings of $1,247,000 from unconsolidated joint ventures. Our portion of earnings consisted of profits from the Petro joint venture of $1,752,000, losses from the Tejon/Dermody joint venture of $93,000, losses from the Centennial joint venture of $185,000, losses from the Five West Parcel joint venture of $67,000, and a loss from the TMV LLC joint venture of $160,000. During 2006, the Petro joint venture produced a significant increase in total profits when compared to 2005. The increase was largely due to lower operating costs and improved fuel margins. Operating losses improved within the Tejon/Dermody joint venture due to the leasing of a building within that joint venture during the third quarter of 2005. The Centennial joint venture loss increased $130,000 when compared to the prior year due to a decrease in revenues from hay and alfalfa sales.

During 2005, we recognized net earnings of $423,000 from unconsolidated joint ventures. Our portion of earnings consisted of profits from the Petro joint venture of $971,000, losses from the Tejon/Dermody joint venture of $492,000, losses from the Centennial joint venture of $55,000 and losses from the Five West Parcel joint venture of $1,000. During 2005, the Petro joint venture produced a slight decrease in total profits when compared to 2004. The decrease was largely due to higher operating costs being offset by improved fuel margins. Operating losses improved within the Tejon/Dermody joint venture due to the leasing of a building within that joint venture during the third quarter of 2005. The Centennial joint venture loss declined $244,000 when compared to the prior year due to an improvement in revenue from operations within the joint venture.

Discontinued Operations

There were no discontinued operations in 2006 or 2005. Discontinued operations in 2004 consisted of the operations of Pacific Almond, an almond processing plant, and three commercial buildings in Phoenix, Arizona that were being held for sale. During April 2004, we sold our interest in Pacific Almond to our partner in that joint venture pursuant to the buy/sell provisions in the joint venture agreement. Under the purchase agreement, we received $1,747,000 for our interest in the joint venture and the buyer assumed all responsibility for the assets and liabilities of the joint venture. The gain on the sale of our interest in Pacific Almond was approximately $800,000 before taxes.

In May 2004, the Company determined that it was an appropriate time to liquidate our investment in the three commercial buildings in Phoenix, Arizona due to favorable market conditions and to redirect those funds into our core real estate development business. These buildings were sold during November 2004, resulting in a net gain of $1,258,000 after transaction costs. Overall, discontinued operations during 2004 provided net income of $1,351,000, or $0.09 per diluted share.

Income Taxes

For financial statement purposes, our effective tax rate for 2006 was 39% after taking into consideration permanent and temporary timing differences. The tax benefit for 2006 was $1,714,000. During 2006, our largest permanent tax difference was related to depletion allowances. Due to the impact of temporary timing differences and the tax benefit from the exercise of stock options, our tax receivable as of December 31, 2006 was $973,000 which is included in accounts receivable in the consolidated balance sheet.

For 2006, we had net deferred tax assets of $4,283,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, stock grant expense and deferred accounting gains on land sales. Deferred tax liabilities consist of deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.

The effective tax rate for 2005 was 38% after taking into consideration permanent and temporary timing differences. Tax expense for 2005 was $954,000. During 2005, our largest permanent tax difference was related to depletion allowances. Due to the impact of temporary timing differences and the tax benefit of the exercise of stock options, our tax liability for the year was $1,076,000.

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

Liquidity and Capital Resources

Cash Flow and Liquidity. Our strong financial position allows us to pursue our strategies of land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, and provide funds for general land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.

Our cash, cash equivalents and short-term marketable securities totaled approximately $78,066,000 at December 31, 2006, an increase of $16,028,000 from the corresponding amount at the end of 2005. Cash and marketable securities increased primarily due to the distribution of $14,735,000 of equity and $1,200,000 of earnings from our joint ventures. Proceeds of $3,524,000 from the sale of CFD bonds also contributed to the significant increase. Offsetting these increases were capital expenditures within our real estate developments and net investments in marketable securities.

The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2006	2005	2004
Operating activities	$2,190	$6,336	$236
Investing activities	$(3,080)	$(15,393)	$(51,780)
Financing activities	$5,438	$2,479	$44,160
Discontinued operations	$—	$—	$4,753

Net cash provided by operations during 2006 decreased to $2,190,000 from $6,336,000 in 2005. When compared to our 2005 operating profit of $1,546,000, our 2006 operating loss of $2,668,000 contributed to a decrease of $4,146,000 in operating cash flow. However, the non-cash nature of some of our operating expenses, such as stock compensation and depreciation helped to offset this loss. Increases in deferred tax assets, prepaid expenses and payments of income taxes also utilized operating funds. Net cash provided by operations during 2005 increased to $6,336,000 from $236,000 in 2004. The increase was due to the improvement in net income, the add-back of non-cash expenses, and the collection of accounts receivable.

During 2006, we invested $3,080,000 into our operations. These investments were primarily related to investments in marketable securities of $26,378,000 and in capital investment projects of $11,789,000. The capital investment projects are primarily related to our real estate development activities. Maturing marketable securities, proceeds from the sale of CFD bonds, and distributions of equity from joint ventures partially offset these uses. The distribution of equity from joint ventures is related to the establishment of TMV LLC and to the repayment of loans made to Tejon/Dermody. During 2005, we invested $15,393,000 into our continuing operations. These investments were primarily related to capital investment spending of $11,138,000 and investments in marketable securities. These uses of funds were partially offset by maturities of investment securities, distributions from joint ventures, and proceeds from the sale of real estate.

Capital investments were $11,789,000 in 2006, compared to $11,138,000 in 2005 and $6,664,000 in 2004. Capital investments for these years were primarily dominated by investments in our real estate projects and our farming operations. Capital investments in our real estate projects are primarily related to infrastructure development and to the capitalization of costs related to our entitlement activities in our real estate projects. We anticipate that our capital investment requirements for 2007 could be as high as $26,000,000 to $28,000,000. These estimated investments include approximately $24,500,000 of infrastructure and entitlement investment for real estate development projects and approximately $1,000,000 of investment within our farm operations for the extension of a grape vineyard and for the replacement of equipment. A portion of the infrastructure costs related to TIC-West and East will not be invested if planned absorption of land does not take place.

Our funds provided by financing activities of $5,438,000 during 2006 resulted from cash received from the exercise of stock options and tax benefits from stock-based compensation. Cash from financing activities totaled $2,479,000 during 2005. This cash was provided by the exercise of stock options.

It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations and the timing of sales and leases of property within our development projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

Capital Structure and Financial Condition. Management considers our capital structure and financial condition to be solid. At December 31, 2006, total capitalization was $149,474,000, consisting of $444,000 of debt and $149,030,000 of equity and resulting in a debt-to-total-capitalization ratio of less than one percent, which is comparable to the prior year’s debt-to-total-capitalization ratio.

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2006, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2009. This note is unsecured. The outstanding long-term debt, less current portion of $27,000, is $417,000 at December 31, 2006. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. As noted above, we have $78,066,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2006, to be paid over the next five years:

	Payments Due by Period ($ in thousands)
	Total	< 1 year	1-3 years	3-5 years	More than 5 years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$444	$27	$60	$68	$289
Interest on fixed rate debt	180	30	52	44	54
Line of credit commitment fees	99	99	—	—	—
Cash contract commitments	2,806	2,806	—	—	—

Total contractual obligations	$3,529	$2,962	$112	$112	$343

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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, a small land lease, several vehicles, and a temporary trailer providing office space and average approximately $21,000 per month.

As discussed in Note 13 to the Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Any payments related to the supplemental executive retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. During 2006, we made approximately $615,000 in pension plan contributions, compared to $488,000 in pension plan contributions in 2005. We estimate that we will contribute approximately $600,000 to the pension plan in 2007.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest and with respect to the CFD.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1 -3 Years	4 - 5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—
Guarantees	6,000	—	—	6,000	—

Total other commercial commitments	$10,584	$4,584	$—	$6,000	$—

The standby letter of credit is related to the issuance of CFD bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit is for a two-year period and will be renewed if necessary in 2007.

At December 31, 2006, the Company was guaranteeing $6,000,000 of debt to Tejon Dermody Industrial LLC, an unconsolidated joint venture formed to construct and market a 651,000 square foot building at the TIC-West. Total debt in the venture is approximately $14,534,000, which is secured by a mortgage on the building. In the joint venture agreement, each partner agreed to guarantee a portion of the outstanding debt through the term of the loan. The maturity date of this loan is May 19, 2011. Principal and interest on this loan is payable monthly, with the principal portion of the monthly payment being $18,930. Based on the achievements of certain operational objectives, such as the renewal of tenant leases, the guarantees can begin to be reduced. The Company believes it is unlikely that it will ever be required to make payments under this guarantee due to sufficient cash flows to service the debt and the value of joint venture property. Therefore, no liabilities have been recorded related to this guarantee at December 31, 2006 or December 31, 2005.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade of “A” or better from Moody’s or Standard and Poor’s. See Note 3 of the Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on its long-term line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt ($444,000) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At December 31, 2006, we had no outstanding interest rate swap agreements. However, Petro, an unconsolidated joint venture, has an interest rate swap agreement with respect to $6,400,000 of its long-term debt to manage interest rate risk by converting floating-interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of December 31, 2006, the Company’s portion of the fair value of the interest rate swap was a gain of $64,000. Estimated fair value of the swap was determined by market price quotes as of December 31, 2006, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2006

($ in Thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value 12/31/06
Assets:
Marketable securities	$14,735	$10,191	$31,369	$8,034	$9,769	$570	$74,668	$73,404
Weighted average interest rate	3.30%	3.98%	4.04%	4.61%	5.45%	5.50%	4.14%
Liabilities:
Long-term debt	$27	$29	$31	$33	$35	$289	$444	$444
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2005

($ in Thousands)

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

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2006 almond production and 2007 crop production. The farming costs inventoried are recorded as actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at December 31, 2006, $4,196,000 is at risk to changing prices. Of that amount, $2,290,000 is attributable to almonds, $1,791,000 to pistachios, and $115,000 to walnuts. The comparable amounts of accounts receivable at December 31, 2005 were $2,360,000 related to almonds, $3,244,000 related to pistachios, and $63,000 to walnuts. The price estimated for recording accounts receivable at December 31, 2006 was $2.11 per pound for almonds. For every $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $10,900. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.85 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.11 per pound, so for each $0.01 change in the price of pistachios, our receivable increases or decreases by $8,500, and the range of final prices over the last three years for pistachios has been $1.05 to $2.28. The price estimated for recording accounts receivable for walnuts was $0.54 per pound. For every $0.01 change in the price of walnuts, our receivable increases or decreases by $2,100. The final price for walnuts has averaged from $0.32 to $0.60 over the last three years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this Form 10-K.

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

In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Tejon Ranch Co.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Tejon Ranch Co. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tejon Ranch Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Tejon Ranch Co. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tejon Ranch Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Los Angeles, California
February 20, 2007

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under ‘Executive Officers of Registrant.” Other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2007 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2007 Annual Meeting of Stockholders.

(b) Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows aggregated information as of December 31, 2006 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2006, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 7 and Note 8 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)

Stock options granted	660,224	23.55	194,137

Restricted stock grants and restricted stock units at target goal achievement	402,870	Final price determined at time of vesting	194,137

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:		Page Number

1.	Consolidated Financial Statements:

	1.1	Report of Independent Registered Public Accounting Firm	56

	1.2	Consolidated Balance Sheets – December 31, 2006 and 2005	57

	1.3	Consolidated Statements of Operations - Years Ended December 31, 2006, 2005 and 2004	58

	1.4	Consolidated Statements of Stockholders’ Equity - Three Years Ended December 31, 2006	59

	1.5	Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005, and 2004	60

	1.6	Notes to Consolidated Financial Statements	61

2.	Supplemental Financial Statement Schedules:

	None.

3.	Exhibits:

	3.1	Restated Certificate of Incorporation	FN 1

	3.2	By-Laws	FN 1

	4.1	Form of First Additional Investment Right	FN 2

	4.2	Form of Second Additional Investment Right	FN 3

	4.3	Registration and Reimbursement Agreement	FN 12

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Non-Employee Director Stock Incentive Plan	FN 5

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*1998 Stock Incentive Plan	FN 5

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.15	*Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Operating Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

10.21	*2004 Stock Incentive Program	FN 11

10.22	*Form of Restricted Stock Agreement	FN 11

10.23	*Form of Restricted Stock Unit Agreement	FN 11

10.24	Tejon Mountain Village LLC Operating Agreement	FN 13

21	List of Subsidiaries of Registrant	85

23	Consent of Ernst & Young LLP	86

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	87

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	88

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	89

99.1	Financial Statements of Petro Travel Plaza LLC	90

*	Management contract, compensatory plan or arrangement.
FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Periodic Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

(b)	Exhibits
The exhibits being filed with this report are attached at the end of this report.

(c)	Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

DATE: February 28, 2007	BY:	/s/ Robert A. Stine
Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 28, 2007	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date
/s/ John L. Goolsby	Director	February 28, 2007
John L. Goolsby

/s/ Barbara Grimm-Marshall	Director	February 28, 2007
Barbara Grimm-Marshall

/s/ Norman Metcalfe	Director	February 28, 2007
Norman Metcalfe

/s/ George G. C. Parker	Director	February 28, 2007
George G.C. Parker

/s/ Robert Ruocco	Director	February 28, 2007
Robert Ruocco

/s/ Kent Snyder	Director	February 28, 2007
Kent Snyder

/s/ Geoffrey Stack	Director	February 28, 2007
Geoffrey Stack

/s/ Robert A. Stine	Director	February 28, 2007
Robert A. Stine

/s/ Michael H. Winer	Director	February 28, 2007
Michael H. Winer

Annual Report on Form 10-K

Item 8, Item 15(a) (1) and (2),(b) and (c)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2006

Tejon Ranch Co.

Lebec, California

Form 10-K—Item 15(a)(1) and (2)

Tejon Ranch Co. and Subsidiaries

Index to Financial Statements and Financial Statement Schedules

ITEM 15(a)(1)—FINANCIAL STATEMENTS

The following consolidated financial statements of Tejon Ranch Co. and subsidiaries are included in Item 8:

ITEM 15(a)(2)—FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Tejon Ranch Co.

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tejon Ranch Co.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Los Angeles, California

February 20, 2007

Tejon Ranch Co. and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,662	$114
Marketable securities	73,404	61,924
Accounts receivable	7,835	7,513
Inventories	2,578	2,093
Prepaid expenses and other current assets	7,481	4,821

Total current assets	95,960	76,465
Property and equipment, net	45,657	66,441
Investments in unconsolidated joint ventures	16,628	4,286
Other assets	872	599

Total assets	$159,117	$147,791

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,553	$1,635
Other accrued liabilities	658	691
Deferred income	2,997	1,349
Income taxes payable	—	1,076
Current portion of long-term debt	27	25

Total current liabilities	5,235	4,776
Long-term debt, less current portion	417	444
Other liabilities	2,656	1,885
Pension liability	1,779	1,855

Commitments and contingencies
Stockholders’ equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 16,776,049 in 2006 and 16,507,512 in 2005	8,388	8,254
Additional paid-in capital	110,558	97,841
Accumulated other comprehensive loss	(2,888)	(2,965)
Retained earnings	32,972	35,701

Total stockholders’ equity	149,030	138,831

Total liabilities and stockholders’ equity	$159,117	$147,791

See accompanying notes

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31
	2006	2005	2004
Revenues:
Real estate—commercial/industrial	$16,010	$13,063	$10,192
Farming	12,412	13,297	10,720

Total revenues	28,422	26,360	20,912
Costs and expenses:
Real estate—commercial/industrial	11,231	9,271	8,165
Real estate—resort/residential	3,408	2,496	1,987
Farming	9,324	7,514	6,948
Corporate expenses	13,173	7,881	6,623

Total expenses	37,136	27,162	23,723

Operating loss	(8,714)	(802)	(2,811)
Other income (expense):
Investment income	2,975	2,565	1,026
Other	119	384	32
Interest expense	(70)	(70)	—

Total other income	3,024	2,879	1,058

Income (loss) from continuing operations before equity in earnings of unconsolidated joint ventures	(5,690)	2,077	(1,753)
Equity in earnings of unconsolidated joint ventures, net	1,247	423	7

Income (loss) from continuing operations before income tax provision (benefit)	(4,443)	2,500	(1,746)
Income tax provision (benefit)	(1,714)	954	(784)

Income (loss) from continuing operations	(2,729)	1,546	(962)
Income from discontinued operations, net of applicable income taxes	—	—	1,351

Net income (loss)	$(2,729)	$1,546	$389

Income (loss) from continuing operations per share, basic	$(0.16)	$0.09	$(0.06)
Income from discontinued operations per share, basic	—	—	0.09

Net income (loss) per share, basic	$(0.16)	$0.09	$0.03

Income (loss) from continuing operations per share, diluted	$(0.16)	$0.09	$(0.06)
Income from discontinued operations per share, diluted	—	—	0.09

Net income (loss) per share, diluted	$(0.16)	$0.09	$0.03

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three years ended December 31, 2006

($ in thousands, except per share amounts)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2003	$14,554,422	$7,278	$35,077	$(1,478)	$33,766	$74,643
Net income	—	—	—	—	389	389
Changes in unrealized gains on available-for-sale securities, net of taxes of $147	—	—	—	(221)	—	(221)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $26	—	—	—	39	—	39
Benefit plan adjustments, net of taxes of $23	—	—	—	(37)	—	(37)
Interest rate swap adjustment, net of taxes of $11	—	—	—	54	—	54

Comprehensive income						224

Net proceeds private placement	1,682,981	841	50,815	—	—	51,656
Stock compensation	—	—	2,144	—	—	2,144
Exercise of stock options and related tax benefit of $819	125,581	63	3,363	—	—	3,426
Restricted stock issuance	23,515	11	(11)	—	—	—

Balance, December 31, 2004	16,386,499	8,193	91,388	(1,643)	34,155	132,093
Net income	—	—	—	—	1,546	1,546
Changes in unrealized losses on available-for-sale securities, net of taxes of $553	—	—	—	(737)	—	(737)
Benefit plan adjustments, net of taxes of $497	—	—	—	(665)	—	(665)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $61	—	—	—	80	—	80

Comprehensive income						224

Additional cost related to private placement	—	—	(6)	—	—	(6)
Exercise of stock options and						—
related tax benefit of $989	114,602	58	3,439	—	—	3,497
Restricted stock issuance	6,411	3	279	—	—	282
Stock compensation	—	—	2,741	—	—	2,741

Balance, December 31,2005	16,507,512	8,254	97,841	(2,965)	35,701	138,831
Net income	—	—	—	—	(2,729)	(2,729)
Changes in unrealized losses on available-for-sale securities, net of taxes of $104	—	—	—	139	—	139
Adjustment to initially apply FASB 158, net of taxes of $33	—	—	—	43	—	43
SERP liability adjustment, net of taxes of $84	—	—	—	(111)	—	(111)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $5	—	—	—	6	—	6

Comprehensive income						(2,652)

Exercise of stock options and related tax benefit of $1,329	171,017	85	5,380	—	—	5,465
Restricted stock issuance	22,277	12	542	—	—	554
Stock compensation	70,507	35	6,597	—	—	6,632
Charitable contribution of stock	4,736	2	198	—	—	200

Balance, December 31, 2006	16,776,049	$8,388	$110,558	$(2,888)	$32,972	$149,030

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31
	2006	2005	2004
Operating Activities
Net income (loss)	$(2,729)	$1,546	$389
Items not affecting cash:
Depreciation and amortization	2,176	2,274	2,297
Deferred income taxes	(1,677)	(1,007)	(1,185)
Tax benefit from exercise of stock options	—	989	819
Gain from sale of real estate	(804)	(571)	—
Non-cash expense of retirement plans	974	329	127
Gain (loss) on sales of assets	(29)	5	—
Equity in (earnings) losses of unconsolidated joint ventures, net	(1,247)	(423)	(7)
Distribution of earnings from joint ventures	1,200
Non-cash issuances of stock and stock compensation expense	7,186	3,023	2,144
Excess tax benefit from stock-based compensation	(1,329)	—	—
Charitable contribution of stock	200	—	—
Changes in certain current assets and current liabilities:
Accounts receivable	895	691	(4,081)
Inventories	(495)	(747)	(275)
Prepaid expenses and other current assets	(928)	(964)	(288)
Trade accounts payable and other accrued liabilities	(115)	462	432
Current deferred income	(12)	136	(619)
Income taxes payable	(1,076)	593	483

Net cash provided by operating activities of continuing operations	2,190	6,336	236
Investing Activities
Maturities of marketable securities	14,910	6,440	22,202
Funds invested in marketable securities	(26,378)	(12,188)	(69,023)
Reimbursement proceeds from community facilities district	3,524	—	2,422
Proceeds from sale of real estate	2,667	742	—
Distribution of equity from joint ventures	14,735	1,298	—
Property and equipment disposals	41	46	—
Property and equipment expenditures	(11,789)	(11,138)	(6,664)
Investment in unconsolidated joint ventures	(126)	(374)	(551)
Other	(664)	(219)	(166)

Net cash used in investing activities of continuing operations	(3,080)	(15,393)	(51,780)
Financing Activities
Net proceeds from private equity placement	—	—	51,656
Payments on short-term debt	(5,400)	—	(81)
Borrowing of short-term debt	5,400	—	—
Repayment of long-term debt	(27)	(23)	(10,022)
Additional cost relating to private placement	—	(6)	—
Excess tax benefit from stock-based compensation	1,329	—	—
Exercise of stock options	4,136	2,508	2,607

Net cash provided by financing activities of continuing operations	5,438	2,479	44,160
Cash flows of discontinued operations
Operating cash flows	—	—	(2,900)
Investing cash flows	—	—	12,247
Financing cash flows	—	—	(4,594)

Increase (decrease) in cash and cash equivalents	4,548	(6,578)	(2,631)
Cash and cash equivalents at beginning of year	114	6,692	9,323

Cash and cash equivalents at end of year	$4,662	$114	$6,692

Supplemental Cash Flow Information
Interest paid (net of amounts capitalized)	$70	$70	$76

Taxes paid	$1,039	$376	$68

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co. and the accounts of all subsidiaries and investments in which a controlling interest is held by Tejon Ranch Co., or the Company. All significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain amounts included in the 2005 balance sheet have been reclassified to conform to the current year presentation. The reclassification is due to the breaking out of investments in joint ventures on the Consolidated Balance Sheet.

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

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures in which the Company has less than a controlling interest, or is not the primary beneficiary if the joint venture is determined to be a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, or FIN 46, are accounted for under the equity method of accounting and, accordingly, are reflected as adjusted for capital contributions, distributions, and the Company’s equity in net earnings or loss of the respective joint venture.

Fair Values of Financial Instruments

The fair values of financial instruments are based on quoted market prices, where available, or are estimated using present value or other valuation techniques. Estimated fair values are significantly affected by the assumptions used.

The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable and other accrued liabilities reported on the balance sheet approximate their fair values due to the short-term nature of the instruments. See Note 3, “Marketable Securities”, and Note 6, “Short-Term and Long-Term Debt”, for additional discussion of the fair values of marketable securities and debt instruments, respectively.

Credit Risk

The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at their estimated fair values in the consolidated balance sheets.

In 2006, Calpine, a tenant who leases land for a power plant, accounted for 12% of our revenues from continuing operations. During 2005, Pistachio Growers Incorporated accounted for approximately 19% of revenue from continuing operations and Calpine, accounted for approximately 11% of revenue from continuing operations. During 2004, Hughson Nut, a purchaser of almonds, accounted for approximately 13% of revenues from continuing operations and Pistachio Growers Incorporated accounted for 10% of revenues from continuing operations

The Company maintains its cash and cash equivalents in federally insured financial institutions. The account balances at these institutions periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant.

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

At the time crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard (almonds, pistachios, and walnuts) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company’s fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $395,000 in 2006 and $398,000 in 2005, and decreased farming revenue by $34,000 in 2004. The large positive adjustments in 2006 and 2005 are related to continuing increases in almond, pistachio and walnut prices prior to the receipt of our final scheduled payments.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2006, 2005, and 2004, no such withholding was mandated.

Common Stock Options and Grants

The Company follows SFAS No. 123(R) “Share-Based Payment,” in accounting for stock incentive plans. Beginning in 2006, the Company expenses the cost of stock options granted in prior years that are continuing to vest. Prior to 2006, the Company followed Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for stock options and under which no cost related to grants of stock options was reflected in net income (loss).

Restricted stock grants and restricted stock units are expensed over the expected vesting period. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update its estimates and reflect any changes to the estimate in the income statement.

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted-average number of shares of common stock outstanding during the year (16,645,031 in 2006, 16,478,105 in 2005, and 15,516,954 in 2004). Diluted net income (loss) per share is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and the vesting of restricted stock grants and performance share grants per SFAS No. 128, “Earnings Per Share” (17,554,947 in 2006, 16,949,667 in 2005, 15,901,786 in 2004). The weighted-average additional number of shares relating to dilutive stock options was 909,916 in 2006, 471,562 in 2005, and 384,832 in 2004. For 2006, diluted net loss per share from continuing operations is based on the weighted-average number of shares of common stock outstanding because the impact of stock options and grants is antidilutive.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2006 and 2005, management of the Company believes that none of its assets are impaired.

Sales of Real Estate

In recognizing revenue from land sales, the Company follows the provisions in SFAS, No. 66, “Accounting for Sales of Real Estate,” to record these sales. SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, SFAS No. 66 requires a land sale to be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold, or be required to develop the property in the future or construct facilities or off-site improvements.

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

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2006 or 2005.

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

New Accounting Pronouncements

The accounting policies adopted during 2006 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, and was issued in July 2006. FIN 48 creates a single model to address uncertainty in income tax provisions by prescribing a minimum threshold that a tax position must meet before being recognized in the financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements and have not yet determined the impact.

FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” was issued in February 2006. This statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and addresses the financial treatment and evaluation of certain derivatives. FASB Statement No. 155 is effective for fiscal periods beginning after September 15, 2006. We have reviewed FASB Statement No. 155 and concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

FASB Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” was issued in March 2006. This statement amends FASB Statement No. 140, “Accounting for Transactions and Servicing of Financial Assets,” and addresses recognition, measurement and presentation requirements when entering into contractual obligations to service financial assets. FASB Statement No. 156 is effective for fiscal periods beginning after September 15, 2006. We have reviewed FASB Statement No. 156 and concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

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

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106, and 132(R),” was issued in September 2006. It requires employers to recognize the overfunded or underfunded status of a defined-benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income. The funded status of the plan must be measured as of the date of its year-end statement of financial position. Certain changes in prior service costs that are not recognized as components of net periodic benefit costs under FASB Statement No.87, “Employers’ Accounting for Pensions,” must also be recognized through other comprehensive income. This statement is effective for issuers of publicly traded securities for fiscal years ending after December 15, 2006. Our 2006 financial statements reflect the application of FASB Statement No. 158 and the overall impact was not material to results of operations or our financial condition.

2. DISCONTINUED OPERATIONS

There were no discontinued operations in 2006 or 2005. In 2004, the Company discontinued the operations of Pacific Almond, an almond processing plant, and three commercial buildings in Phoenix, Arizona that were being held for sale. During April 2004, we sold our interest in Pacific Almond to our partner in that joint venture pursuant to the buy/sell provisions in the joint venture agreement. Under the purchase agreement, we received $1,747,000 for our interest in the joint venture and the buyer assumed all responsibility for the assets and liabilities of the joint venture. The gain on the sale of our interest in Pacific Almond was approximately $800,000 before taxes.

In May 2004, the Company determined that it was an appropriate time to liquidate our investment in the three commercial buildings in Phoenix, Arizona due to favorable market conditions and to redirect those funds into our core real estate development business. These buildings were sold during November 2004, resulting in a net gain of $1,258,000 after transaction costs. Overall, discontinued operations during 2004 provided net income of $1,351,000, or $0.09 per diluted share

The Company had no discontinued assets or liabilities at December 31 2006, or December 31 2005.

Operating results of the discontinued operations for the period ending December 31, 2004 were as follows ($ in thousands):

Revenues
Almond processing plant	$1,109
Commercial buildings	11,157

Total	12,266

Expenses
Almond processing plant	465
Commercial buildings	9,549

Total	10,014

Interest Expense
Almond processing plant	76

Income from discontinued operations before taxes
Almond processing plant	568
Commercial buildings	1,608

Total	2,176

Minority interest
Almond processing plant	75

Income tax provision (benefit)
Almond processing plant	257
Commercial buildings	643

Total	900

Income from discontinued operations, net of taxes
Almond processing plant	386
Commercial buildings	965

Total	$1,351

3. MARKETABLE SECURITIES

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

($ in thousands)	2006		2005
Marketable Securities:	Cost	Estimated Fair Value	Cost	Estimated Fair Value
US Treasury and agency notes
with unrecognized losses for less than 12 months	$8,761	$8,718	$17,407	$17,091
with unrecognized losses for more than 12 months	40,244	39,431	24,573	23,917
with unrecognized gains	848	878	138	205

Total US Treasury and agency notes	49,853	49,027	42,118	41,213

Corporate notes
with unrecognized losses for less than 12 months	2,873	2,863	7,507	7,338
with unrecognized losses for more than 12 months	20,488	20,046	13,806	13,373
with unrecognized gains	1,454	1,468	—	—

Total Corporate notes	24,815	24,377	21,313	20,711

	$74,668	$73,404	$63,431	$61,924

As of December 31, 2006, the adjustment to accumulated other comprehensive income (loss) in consolidated statements of stockholders’ equity reflects an increase in market value of available-for-sale securities resulting in an unrealized gain of $139,000, which is net of a tax expense of $104,000. As of December 31, 2006, the Company’s gross unrealized holding gains equal $44,000 and gross unrealized holding losses equal $1,308,000. On December 31, 2006, the average maturity of U.S. Treasury and agency securities and corporate notes was three years. Currently, the Company has no securities with a weighted-average life of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, estimated fair value is determined using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of “A” or better.

4. INVENTORIES

Inventories consist of the following at December 31:

($ in thousands)
	2006	2005
Farming inventories	$2,398	$2,043
Other	180	50

	$2,578	$2,093

5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2006	2005
Land and land improvements	$7,955	$7,885
Buildings and improvements	10,152	10,217
Machinery, water pipelines, furniture fixtures and other equipment	8,274	7,849
Vineyards and orchards	26,806	23,468
Development in process	22,856	46,022

	76,043	95,441
Less accumulated depreciation	(30,386)	(29,000)

	$45,657	$66,441

The Company received reimbursements from the Community Facilities District bond fund of $3,524,000 in 2006. No reimbursement proceeds were received during 2005. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Industrial Complex and were reflected as a reduction to development in process. The Company contributed approximately $27,000,000 of development in process to the Tejon Mountain Village LLC during 2006. The joint venture is accounted for in investments in unconsolidated joint ventures.

6. SHORT-TERM AND LONG-TERM DEBT

The Company had no outstanding short-term debt at December 31, 2006 or December 31, 2005.

Long-term debt consists of the following at December 31:

($ in thousands)	2006	2005
Notes payable to a bank	$444	$469
Less current portion	(27)	(25)

	$417	$444

The Company has a long-term revolving line of credit of $30,000,000 that, as of December 31, 2006, had no outstanding balance. This credit facility bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow as necessary. Any outstanding principal balance on this unsecured credit facility is due and payable in full in September 2009. The outstanding long-term debt, less current portion of $27,000, is $417,000 at December 31, 2006 and bears interest at the rate of 6.75% annually. This debt is being used to provide long-term financing for a building being leased to Starbucks. This debt is secured by the leased building and land, which has a book value of $447,000.

The balance of the long-term debt instrument listed above approximates the fair value of the instrument. The Company is subject to covenants pursuant to the above debt agreements and is in compliance with all of the covenants at December 31, 2006.

Interest incurred and paid was $182,000, $133,000, and $646,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The Company’s capitalized interest costs were $112,000, $63,000, and $570,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Maturities of long-term debt at December 31, 2006 are $27,000 in 2007, $29,000 in 2008, $31,000 in 2009, $33,000 in 2010, $35,000 in 2011 and $289,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

7. COMMON STOCK AND STOCK OPTION INFORMATION

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through December 31, 2006, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 539,395 of which have been exercised or forfeited, leaving 589,897 granted options outstanding at December 31, 2006. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through December 31, 2006, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 13,191 options have been exercised, leaving 70,327 granted options outstanding at December 31, 2006.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, or Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by FASB Statement No. 123, or Statement No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost related to stock options was recognized in the consolidated statements of operations for the years ended December 31, 2005 or 2004, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), or Statement No. 123(R), “Share-Based Payment,” using the modified-prospective method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). There were no options granted during 2006, 2005 or 2004. Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s loss before income taxes for the year ended December 31, 2006 is $742,000 greater than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the year ended December 31, 2006 are both $0.04 higher than if the Company had continued to account for share-based compensation under Opinion 25.

Prior to the adoption of Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires cash flow from tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,329,000 excess tax benefit classified as a financing cash inflow in the 2006 consolidated statement of cash flows would have been classified as an operating cash inflow if the Company had not adopted Statement No. 123(R).

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense is amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options were granted in 2006, 2005 or 2004.

Exercise prices for options outstanding as of December 31, 2006 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately four years. None of the options granted under the 1998 Plan contain conversion features.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement No. 123 to options granted under the Company’s stock option plan in all periods presented:

($ in thousands, except per share)	2005	2004
Net income (loss) as reported	$1,546	$389
Add: Stock option employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct: Total stock option employee compensation expense determined under fair value method for all awards, net of related tax effects	(842)	(1,158)

Pro forma net income (loss)	$704	$(769)

Net income (loss) per share:
Basic - as reported	$0.09	$0.03
Basic - pro forma	$0.04	$(0.05)
Diluted - as reported	$0.09	$0.03
Diluted - pro forma	$0.04	$(0.05)

The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2006		2005		2004
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of year	836,241	$23.90	970,843	$23.70	1,096,424	$23.36
Granted	—	—	—	—	—	—
Exercised	(171,017)	24.18	(114,602)	21.88	(125,581)	20.76
Forfeited/Cancelled	(5,000)	27.66	(20,000)	25.85	—	—

Outstanding end of year	660,224	$23.55	836,241	$23.90	970,843	$23.70

Options exercisable end of year	621,624	$23.53	682,641	$23.56	634,045	$23.23

The following is a summary of the vesting activity relating to granted options for the year ended December 31:

	2006
	Options	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of the year	152,800	$9.04
Granted	—	—
Vested during the year	(109,200)	8.84
Forfeited during the year	(5,000)	9.36

Non-vested at the end of the year	38,600	$9.36

As of December 31, 2006, there was $333,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of one year. The total fair value of shares vested during the year ended December 31, 2006 was $965,000 and the total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 were $3,103,000, $2,472,000 and $2,059,000, respectively. As of December 31, 2006, there were 621,624 options vested and exercisable with a weighted-average exercise price of $23.53, aggregate intrinsic value of $20,083,000, and weighted-average remaining contractual life of four years.

The total compensation cost related to stock option arrangements recognized in income for the year ended December 31, 2006 was $742,000 and the total related recognized tax benefit was $286,000.

No share-based payment compensation costs were capitalized during this period. There were no such compensation costs recognized during 2005 or 2004.

8. STOCK COMPENSATION PLAN

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted potential stock awards in a range from zero shares if below threshold performance to 209,088 shares for threshold performance and a maximum of 448,058 shares for maximum performance to current employees in the plan. The Company has also issued 46,337 shares of restricted stock that vest over a four-year period. Of this amount, 20,065 shares have vested since 2004. These shares are being expensed over the expected vesting period based on each performance criterion or based on the time vesting period, whichever is appropriate. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. Each period, the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan was $3,213,000 in 2006, $2,694,000 in 2005 and $1,914,000 in 2004. During 2006, we also incurred $2,989,000 of non-recurring stock compensation expense related to the successful completion of the TMV joint venture agreement.

Under the Board of Directors compensation plan, each Director may receive a portion of their annual compensation in restricted stock and a portion in cash. Each Director has the option of electing to receive the cash portion of his annual retainer in restricted stock. Under this plan, 16,294 shares of stock have been granted. Total expense related to Director stock compensation was $242,000 in 2006, $329,000 in 2005 and $230,000 in 2004.

9. INTEREST RATE RISK MANAGEMENT

At December 31, 2006, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, Petro, has an interest rate swap agreement with respect to $6,400,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income (loss). As of December 31, 2006, the Company’s portion of the fair value of the interest rate swap was a gain of $64,000. At December 31, 2005, the Company’s portion of the fair value of the swap was a gain of $53,000. Estimated fair value of the swap was determined by market price quotes as of December 31, 2006 and 2005, received from the joint venture’s bank.

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

($ in thousnads)	2006	2005	2004
Total provision (benefit):
Continuing operations	$(1,714)	$954	$(784)
Discontinued operations	—	—	900

	$(1,714)	$954	$116

Federal:
Current	$11	$1,705	$2,550
Deferred	(1,344)	(971)	(2,466)

	(1,333)	734	84
State:
Current	16	464	687
Deferred	(397)	(244)	(655)

	(381)	220	32

	$(1,714)	$954	$116

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows for the years ended December 31:

($ in thousands)	2006	2005	2004
Income tax (benefit) at statutory rate	$(1,511)	$850	$(594)
State income taxes, net of Federal benefit	(259)	146	(105)
Other, net	56	(42)	(85)

Continuing operations	(1,714)	954	(784)
Income tax (benefit) at statutory rate	—	—	765
State income taxes, net of Federal benefit	—	—	123
Other, net	—	—	12

Discontinued operations	—	—	900

	$(1,714)	$954	$116

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2006	2005
Deferred income tax assets:
Accrued expenses	$201	$205
Prepaid revenues	256	261
Capitalization of costs	1,062	986
Pension adjustment	1,855	1,556
Stock grant expense	3,322	2,074
Joint venture allocations	246	145
Market value adjustment	542	646
Book deferred gains	792	81
Other	244	90

Total deferred income tax assets	8,520	6,044
Deferred income tax liabilities:
Deferred gains	834	832
Depreciation	400	420
Cost of sales allocations	1,145	1,059
Joint venture allocations	—	323
Straight line rent	964	649
Prepaid expenses	484	348
Other	410	106

Total deferred income tax liabilities	4,237	3,737

Net deferred income tax asset	$4,283	$2,307

The net deferred tax asset for 2006 and 2005 is included in prepaid expenses and other current assets on the balance sheet. Due to the nature of the net deferred tax assets, the Company believes these assets will be utilized in future years through operations. Therefore, no valuation allowance has been established.

During 2006 and 2005, the Company recognized certain net tax benefits related to stock option plans in the amount of $1,329,000 and $989,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital.

The Company made net payments of income taxes of $1,039,000, $376,000, and $68,000 during 2006, 2005 and 2004, respectively.

11. LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $5,106,000 and $2,629,000, respectively, at December 31, 2006. Income from commercial rents included in real estate revenue, excluding percentage rents based on sales revenues, was $3,318,000 in 2006, $3,367,000 in 2005, and $2,422,000 in 2004. Contingent commercial payments were $933,000, $629,000, and $206,000 for 2006, 2005 and 2004, respectively. Future minimum rental income on non-cancelable operating leases as of December 31, 2006 is $3,312,000 in 2007, $3,463,000 in 2008, $3,679,000 in 2009, $3,654,000 in 2010, $3,481,000 in 2011, and $43,753,000 for years thereafter.

12. COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2007 are $1,901,000 before any potential credits are received, whether or not water is available or is used. Minimum payments made under these contracts were approximately $2,147,000 in 2006, $1,550,000 in 2005, and $1,635,000 in 2004.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or CFD, a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23,900,000 of bond debt sold by the CFD. There is a standby letter of credit for $4,584,000 related to the issuance of the Community Facility District bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless the Company, as the largest land holder in the district, fails to make its property tax payments. This letter of credit is for a two-year period and will be renewed if necessary in 2007. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2006 and 2004, $3,524,000 and $2,422,000, respectively, was reimbursed through these bond funds. In 2006, 2005 and 2004, the Company paid approximately $482,000, $385,000, and $101,000, respectively, in special taxes related to the CFD. As development occurs at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will begin to pay their portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2007 of approximately $386,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At December 31, 2006, the Company was guaranteeing $6,000,000 of debt to Tejon/Dermody Industrial LLC, an unconsolidated joint venture formed to construct and market a 651,000 square foot building at the Tejon Industrial Complex-West. Total debt in the venture is approximately $14,534,000, which is secured by a mortgage on the building. In the joint venture agreement, each partner agreed to guarantee a portion of the outstanding debt through the term of the loan. The maturity date of this loan is May 19, 2011. Principal and interest on this loan is payable monthly, with the principal portion of the monthly payment being $18,930. Based on the achievements of certain operational objectives, such as the renewal of tenant leases, the guarantees can begin to be reduced. The Company believes it is unlikely that it will ever be required to make payments under this guarantee due to sufficient cash flows to service the debt and the value of joint venture property. Therefore, no liabilities have been recorded related to this guarantee at December 31, 2006 or December 31, 2005.

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

The California Regional Water Quality Control Board (“RWQCB”) for the Lahontan Region has issued several orders with respect to four environmental conditions on the property:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation (“Lafarge”), the current tenant National, and the Company to, among other things, investigate the source and extent of the groundwater contamination and initiate cleanup. The Company is advised that Lafarge and National have completed their investigation, and are operating a groundwater pump-and-treat system to clean up the groundwater. In 1991 and 2000, Lafarge and National removed certain soils from the property that were the principal source of the contamination.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities. Groundwater contamination levels down gradient of the cap exceeded limits set by the RWQCB following record-breaking rains in late winter 2005. The Company is advised that National and Lafarge are conducting ongoing studies and developing a plan to minimize the chances of this occurring again.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the former industrial waste landfills. The Company is advised that Lafarge is addressing the low-level contamination by natural attenuation and that monitoring remains an ongoing activity. Lafarge previously removed waste historically disposed of in the landfills and transported that waste off-site for disposal.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to investigate and clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have completed their investigation and groundwater cleanup and that groundwater monitoring remains an on-going activity.

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

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. It is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

13. RETIREMENT PLAN

The Company has a defined benefit retirement plan that covers substantially all employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The following accumulated benefit information is as of December 31:

($ in thousands)	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$5,148	$4,007
Service cost	245	253
Interest cost	277	200
Actuarial gain	426	710
Benefits paid	(7)	(22)

Benefit obligation at end of year	$6,089	$5,148

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,293	$2,657
Actual return on plan assets	494	170
Employer contribution	615	488
Benefits/expenses paid	(92)	(22)

Fair value of plan assets at end of year	$4,310	$3,293

Funded status - liability	$(1,779)	$(1,855)

Incremental Effect of Applying FASB Statement No. 158

on Individual Line Items in the Statement of Financial Position

December 31, 2006

($ in thousands)	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred taxes, net	$4,316	$(33)	$4,283
Total assets	159,150	(33)	159,117

Liability for pension benefits	1,855	(76)	1,779
Total liabilities	10,163	(76)	10,087

Accumulated other comprehensive income (loss)	(2,931)	43	(2,888)
Total stockholders’ equity	$148,987	$43	$149,030

At December 31, 2006 and 2005, the Company has a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there will be no additional transition to a new measurement date as required by FASB 158 for fiscal years ending after December 15, 2008. For 2007, the Company is estimating that contributions to the pension plan will total approximately $600,000. Based on actuarial estimates, it is expected that annual benefit payments will be $77,000 in 2007, $114,000 in 2008, $171,000 in 2009, $200,000 in 2010, $216,000 in 2011, and $1,806,000 for years 2012 through 2016.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2006, the investment mix was 71% equity, 24% debt, and 5% money markets. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds, and international stock funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 5% and 3% in 2006 and 2005, and 5% and 4% in 2004. The expected long-term rate of return on plan assets was 7.5% in 2006 and 2005. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2006	2005	2004
Cost components:
Service cost-benefits earned during the period	$(245)	$(253)	$(231)
Interest cost on projected benefit obligation	(277)	(200)	(193)
Expected return on plan assets	271	217	197
Net amortization and deferral	(145)	(59)	(98)

Total net periodic pension cost	$(396)	$(295)	$(325)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded, but associated liabilities of $2,576,000 and $1,805,000 are reflected in the Company’s consolidated balance sheets as other liabilities as of December 31, 2006 and 2005, respectively. The Company also provides a 401(k) plan to its employees and contributed $33,000 and $38,000, for 2006 and 2005, respectively.

14. BUSINESS SEGMENTS

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Commercial/industrial real estate development generates revenues from lease activities, land sales, build-to-suit building sales and leases, oil and mineral royalties and grazing leases. The primary commercial/industrial development is Tejon Industrial Complex. Resort/residential land development does not currently produce revenues but is actively involved in the land entitlement process. Within the resort/residential segment, the two active developments are: Tejon Mountain Village and the Centennial master planned community. Farming produces revenues from the sale of grapes, almonds, pistachios, and walnuts.

Information pertaining to the Company’s business segments follows for each of the years ended December 31:

($ in thousands)	2006	2005	2004
Segment profits from continuing operations:
Real Estate—commercial/industrial	$4,779	$3,792	$2,027
Real Estate—resort/residential	(3,408)	(2,496)	(1,987)
Farming	3,088	5,783	3,772

Segment profits from continuing operations	4,459	7,079	3,812
Interest income	2,975	2,565	1,026
Other income	119	384	32
Corporate expenses	(13,173)	(7,881)	(6,623)
Interest expense	(70)	(70)	—

Income (loss) from continuing operations before equity in earnings of unconsolidated joint ventures	(5,690)	2,077	(1,753)
Equity in earnings of unconsolidated joint ventures	1,247	423	7

Income (loss) from continuing operations before income tax provision (benefit)	$(4,443)	$2,500	$(1,746)

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2006
Real estate—commercial/industrial	$26,277	$884	$4,779
Real estate—resort/residential	21,130	38	4,306
Farming	18,815	709	2,415
Corporate	92,895	545	289

Total	$159,117	$2,176	$11,789

2005
Real estate—commercial/industrial	$25,620	$869	$4,472
Real estate—resort/residential	31,010	36	5,227
Farming	18,152	782	865
Corporate	73,009	577	564

Total	$147,791	$2,264	$11,128

2004
Real estate—commercial/industrial	$22,030	$826	$2,288
Real estate—resort/residential	26,177	45	2,924
Farming	17,980	970	997
Corporate	72,017	456	455

Total	$138,204	$2,297	$6,664

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

15. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net Income (Loss)	Net Income (Loss), Per Share (2)
2006
First Quarter	6,358	1,264	(102)	(0.01)
Second Quarter	6,306	(407)	(3,339)	(0.20)
Third Quarter	10,125	2,286	642	0.04
Fourth Quarter	8,727	1,316	70	0.01

	31,516	4,459	(2,729)

2005
First Quarter	4,150	(34)	(984)	(0.06)
Second Quarter	4,319	(229)	(840)	(0.05)
Third Quarter	11,336	4,336	2,317	0.14
Fourth Quarter	9,504	3,006	1,053	0.06

	29,309	7,079	1,546

(1)	Includes interest income and other income.
(2)	Net income (loss) per share on a diluted basis.

16. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for these investments in unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at December 31, 2006 was $16,628,000. The equity in the earnings of the unconsolidated joint ventures was $1,247,000 for the twelve months ended December 31, 2006. The joint ventures have not been consolidated as of December 31, 2006, because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60%-owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights and because our partner performs the day-to-day operations at the facility. At December 31, 2006, the Company had an equity balance of $2,829,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2006, the Company’s equity investment balance in this joint venture was $357,000.

•

Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At December 31, 2006, the Company’s equity investment deficit balance was $878,000.

•

Five West Parcel, LLC is a joint venture between the Company and Rockefeller Group Development Corporation for the designation of 500 acres in Tejon Industrial Complex – West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this venture. At December 31, 2006, the Company’s equity investment balance was $1,085,000.

•

Tejon Mountain Village LLC is a joint venture between the Company and DMB TMV LLC (a wholly-owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary governmental entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. This entity was formed through a contribution by the Company of approximately $27,000,000 of non-cash assets to the joint venture and a cash contribution of $13,500,000 by DMB Associates, Inc. These contributions were followed by a cash distribution of equity of $13,500,000 to the Company. At December 31, 2006, the Company’s equity investment balance in this joint venture was $13,235,000.

Condensed financial information of the Company’s unconsolidated joint ventures as of and for the year ended December 31 is as follows:

Statement of Operations for the Year Ended

December 31, 2006 ($ in thousands)

	Petro Travel Plaza	Centennial Founders	Tejon- Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net sales	$82,181	$551	$2,201	$—	$—	$84,933

Net income (loss)	2,920	(370)	(186)	(134)	(320)	1,910

Partner’s share of net income (loss)	1,168	(185)	(93)	(67)	(160)	663

Equity in earnings (losses) of unconsolidated joint venturs	$1,752	$(185)	$(93)	$(67)	$(160)	$1,247

Balance Sheet Information as of December 31, 2006
Current assets	$10,047	$23	$435	$10	$494	$11,009

Property and equipment, net	16,030	25,821	12,285	2,615	29,134	85,885

Other assets	135	1	427	—	—	563

Long-term debt	(11,055)	—	(14,534)	—	—	(25,589)

Other liabilities	(4,084)	(207)	(354)	(77)	(196)	(4,918)

Net assets	$11,073	$25,638	$(1,741)	$2,548	$29,432	$66,950

Statement of Operations for the Year Ended

December 31, 2005 ($ in thousands)

	Petro Travel Plaza	Centennial Founders	Tejon- Dermody Industrial	Five West Parcel	Total
Net sales	$72,736	$795	$1,200	$—	$74,731

Net income (loss)	1,618	(109)	(985)	(2)	522

Partner’s share of net income (loss)	647	(55)	(492)	(1)	99

Equity in earnings (losses) of unconsolidated joint venturs	$971	$(55)	$(492)	$(1)	$423

Balance Sheet Information as of December 31, 2005
Current assets	$10,858	$133	$136	$20	$11,147

Property and equipment, net	15,215	19,550	12,426	2,615	49,806

Other assets	24	1	377	—	402

Long-term debt	(11,746)	—	(12,021)	—	(23,767)

Other liabilities	(4,216)	(215)	(2,672)	(2)	(7,105)

Net assets	$10,135	$19,469	$(1,754)	$2,633	$30,483

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed, as well as the amount and timing of joint venture distributions.