Form 10-Q
period 2007-03-31
TEJON RANCH CO
filed 2007-05-09
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Registrant’s telephone number, including area code:(661) 248-3000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The number of the Company’s outstanding shares of Common Stock on May 9, 2007 was 16,802,143 shares.

TEJON RANCH CO. AND SUBSIDIARIES

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31
	2007	2006
Revenues:
Real estate - commercial/industrial	$4,249	$3,521
Farming	2,099	2,198

Total revenues	6,348	5,719
Costs and Expenses:
Real estate - commercial/industrial	2,677	2,406
Real estate - resort/residential	772	748
Farming	1,355	1,301
Corporate expenses	1,862	2,197

Total expenses	6,666	6,652

Operating loss	(318)	(933)
Other Income:
Investment income	860	623
Other	8	16

Total other income	868	639
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	550	(294)
Equity in earnings of unconsolidated joint ventures	202	121

Operating income (loss) before income tax expense (benefit)	752	(173)
Income tax expense (benefit)	305	(71)

Net income (loss)	$447	$(102)

Income (loss) from operations per share, basic	$0.03	$(0.01)

Income (loss) from operations per share, diluted	$0.03	$(0.01)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,433	$4,662
Marketable securities - available for sale	75,054	73,404
Accounts receivable	4,998	7,835
Inventories	4,203	2,578
Prepaid expenses and other current assets	8,420	7,481

Total current assets	95,108	95,960
Property and equipment - net	47,818	45,657
Investment in unconsolidated joint ventures	16,973	16,628
Other assets	931	872

TOTAL ASSETS	$160,830	$159,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,704	$1,553
Other accrued liabilities	570	658
Deferred income	2,694	2,997
Current portion of long-term debt	27	27

Total current liabilities	4,995	5,235
Long-term debt, less current portion	410	417
Other liabilities	2,802	2,656
Pension liability	1,779	1,779

Total liabilities	9,986	10,087
Commitments and contingencies
Stockholders’ equity:
Common stock	8,394	8,388
Additional paid-in capital	111,733	110,558
Accumulated other comprehensive loss	(2,702)	(2,888)
Retained earnings	33,419	32,972

Total stockholders’ equity	150,844	149,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,830	$159,117

Balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$447	$(102)
Items not affecting cash:
Depreciation and amortization	522	531
Equity in (earnings) of unconsolidated joint ventures, net	(202)	(121)
Non-cash retirement plans expense	245	83
Deferred compensation - stock grants/options	952	1,154
Deferred income taxes	273	(391)
Gain from the sale of real estate	(561)	—
Excess tax benefit from stock-based compensation	—	(308)
Distribution of earnings from unconsolidated joint ventures	—	1,200
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(455)	(387)
Current liabilities, net	353	140

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,574	1,799
INVESTING ACTIVITIES
Maturities and sales of marketable securities	3,353	454
Funds invested in marketable securities	(4,726)	(857)
Property and equipment expenditures, net	(2,618)	(5,028)
Investment in unconsolidated joint ventures	(160)	1
Other	126	—

NET CASH USED IN INVESTING ACTIVITIES	(4,025)	(5,430)
FINANCING ACTIVITIES
Borrowings of short-term debt	—	2,500
Repayments of long-term debt	(7)	(7)
Excess tax benefit from stock-based compensation	—	308
Proceeds from exercise of stock options	229	1,055

NET CASH PROVIDED BY FINANCING ACTIVITIES	222	3,856
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,229)	225
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,662	114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,433	$339

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2006	16,507,512	$8,254	$97,841	$(2,965)	$35,701	$138,831
Net income	—	—	—	—	(2,729)	(2,729)
Changes in unrealized losses on available-for-sale securities, net of taxes of $104	—	—	—	139	—	139
Adjustments to initally apply FASB 158, net of taxes $33				43		43
SERP liability adjustment, net of taxes of $84				(111)		(111)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $5	—	—	—	6	—	6

Comprehensive loss						(2,652)

Exercise of stock options and related tax benefit of $1,329	171,017	85	5,380	—	—	5,465
Restricted stock issuance	22,277	12	542	—	—	554
Stock compensation	70,507	35	6,597	—	—	6,632
Charitable contribution of stock	4,736	2	198	—	—	200

Balance at December 31, 2006	16,776,049	8,388	110,558	(2,888)	32,972	149,030
Net income	—	—	—	—	447	447
Changes in unrealized losses on available-for-sale securities, net of taxes of $145	—	—	—	195	—	195
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $7	—	—	—	(9)	—	(9)

Comprehensive income						633

Exercise of stock options with no related tax benefit	10,539	5	224	—	—	229
Restricted stock issuance	1,923	1	89	—	—	90
Stock compensation	—	—	862	—	—	862

Balance at March 31, 2007	16,788,511	$8,394	$111,733	$(2,702)	$33,419	$150,844

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

NOTE A – BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and Subsidiaries, or the Company, furnished pursuant to the instructions to Part I of Form 10-Q is unsuited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

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

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities. Historically, the largest percentages of the Company’s annual revenue are recognized during the third and fourth quarters.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 Form 10-K.

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

	Three months ended March 31
	2007	2006
Weighted average number of shares outstanding:
Common stock	16,785,949	16,543,663
Common stock equivalents	720,564	977,550

Diluted shares outstanding	17,506,513	17,521,213

For the three months ended March 31 2006, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because of the antidilutive impact of common stock equivalents.

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

The following is a summary of available-for-sale securities at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
US Treasury and agency notes
with unrecognized losses for less than 12 months	$10,591	$10,565	$8,761	$8,718
with unrecognized losses for 12 months or more	38,274	37,657	40,244	39,431
with unrecognized gains	2,369	2,401	848	878

Total US Treasury and agency notes	$51,234	$50,623	$49,853	$49,027
Corporate notes
with unrecognized losses for less than 12 months	$2,092	$2,085	$2,873	$2,863
with unrecognized losses for 12 months or more	20,118	19,794	20,488	20,046
with unrecognized gains	2,534	2,552	1,454	1,468

Total Corporate notes	24,744	24,431	24,815	24,377

	$75,978	$75,054	$74,668	$73,404

As of March 31, 2007, the adjustment to accumulated other comprehensive loss in consolidated stockholders’ equity reflects an increase in the market value of available-for-sale securities of $195,000, which is net of a tax benefit of $145,000. As of March 31, 2007, the Company’s gross unrealized holding gains equal $50,000 and gross unrealized holding losses equal $974,000. On March 31, 2007, the average maturity of U.S. Treasury and agency securities was 2.50 years and corporate notes was 2.26 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23,900,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial

Complex, or TIC, development. Proceeds from the sale of CFD bonds went to reimbursing the Company for public infrastructure related to the TIC development. There have been no reimbursements thus far during 2007. During 2006, the Company paid approximately $482,000 in special taxes related to the CFD. As development occurs at TIC, the new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments in 2007 of approximately $386,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and land values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At March 31, 2007, the Company was guaranteeing $6,000,000 of debt of Tejon Dermody Industrial LLC, an unconsolidated joint venture formed to construct and market a 651,000 square foot building at the Tejon Industrial Complex-West. Total debt in the venture is approximately $14,477,000, which is secured by a mortgage on the building. In the joint venture agreement, each partner agreed to guarantee an equal portion of the outstanding debt through the term of the loan. The maturity date for this loan is May 19, 2011. Principal and interest on the loan is payable monthly, with the principal portion of the monthly payment being $18,930. Based on the achievement of certain operational objectives, such as the renewal of the tenant leases, the guarantees can begin to be reduced. The Company believes it is unlikely that it will ever be required to make payments under this guarantee due to sufficient cash flows to service the debt and the value of the joint venture property. Therefore, no liabilities have been recorded related to this guarantee at March 31, 2007 or December 31, 2006.

The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. National’s former subtenant, Systech Environmental Corporation, is awaiting action by the California Department of Toxic Substances Control in order to achieve regulatory closure for its former facility that burned hazardous waste as a supplemental fuel in the cement plant located on land leased from the Company.

The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to four environmental conditions on the property currently leased to National:

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

For further discussion, refer to the Company’s 2006 Form 10-K, Part I, Item 3, - “Legal Proceedings.” There have been no significant changes since the filing of the 2006 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at March 31, 2007 is $16,973,000. The Company’s equity in the net earnings of the unconsolidated joint ventures is $202,000 for the three months ended March 31, 2007. The joint ventures have not been consolidated as of March 31, 2007 because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60%-owned venture that owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At March 31, 2007, the Company had an equity investment balance of $3,109,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At March 31, 2007, the Company’s equity investment balance in this joint venture was $297,000.

•

Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 651,000 square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. At March 31, 2007, the Company’s deficit equity balance in this joint venture was $778,000.

•

Five West Parcel, LLC is a joint venture between the Company and Rockefeller Group Development Corporation for the designation of 500 acres in Tejon Industrial Complex – West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this venture. At March 31, 2007, the Company’s equity investment balance was $1,135,000.

•

Tejon Mountain Village LLC is a joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At March 31, 2007, the Company’s equity investment balance was $13,210,000.

Unaudited financial statement of the Company’s unconsolidated joint ventures:

Statement of Operations

for the Three months ending March 31, 2007

($’s in thousands)

	Petro Travel Plaza	Centennial Founders	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net sales	$18,856	$78	$601	$—	$—	$19,535

Net income (loss)	$495	$(121)	$—	$(20)	$(50)	$304

Partner’s share of net income (loss)	198	(60)	—	(10)	(25)	103

Equity in earnings (losses) of unconsolidated joint venture	$297	$(60)	$—	$(10)	$(25)	$202

Balance Sheet Information as of March 31, 2007
Current assets	$10,882	$—	$775	$62	$234	$11,953
Property and equipment, net	15,861	28,588	12,174	2,615	32,194	91,432
Other assets	32	1	360	—	—	393
Long-term debt	(10,882)	—	(14,477)	—	—	(25,359)
Other liabilities	(4,353)	(178)	(573)	(28)	(426)	(5,558)

Net assets	$11,540	$28,411	$(1,741)	$2,649	$32,002	$72,861

Statement of Operations

for the Three months ending March 31, 2006

($’s in thousands)

	Petro Travel Plaza	Centennial Founders	Tejon Dermody Industrial	Five West Parcel	Total
Net sales	$19,035	$11	$510	$—	$19,556

Net income (loss)	$341	$(91)	$(73)	$(4)	$173

Partner’s share of net income (loss)	136	(46)	(36)	(2)	52

Equity in earnings (losses) of unconsolidated joint venture	$205	$(46)	$(36)	$(2)	$121

Balance Sheet Information as of March 31, 2006
Current assets	$9,497	$3,007	$200	$14	$12,718
Property and equipment, net	14,919	20,543	12,458	2,615	50,535
Other assets	31	1	344	—	376
Long-term debt	(11,573)	—	(12,021)	—	(23,594)
Other liabilities	(4,322)	(185)	(2,911)	(1)	(7,419)

Net assets	$8,552	$23,366	$(1,930)	$2,628	$32,616

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – INTEREST RATE RISK MANAGEMENT

At March 31, 2007, the Company had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, a joint venture of the Company has an interest rate swap agreement with respect to $6,300,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive loss. As of March 31, 2007, the Company’s portion of the fair value of the interest rate swap was $47,000. The estimated fair value of the swap was determined by market price quotes as of March 31, 2007, received from the joint venture’s bank.

NOTE G – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan, through March 31, 2007 the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at the date of grant, 549,934 of which have been exercised or forfeited, leaving 579,358 granted options outstanding at March 31, 2007. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through March 31, 2007, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 13,191 options have been exercised, leaving 70,327 granted options outstanding at March 31, 2007.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, or Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by FASB Statement No. 123, or Statement No. 123, “Accounting for Stock-Based Compensation” Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), or Statement No. 123(R), “Share-Based Payment,” using the modified-prospective method. Under that transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R).

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense is amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options were granted in 2006 or the first quarter of 2007.

Exercise prices for options outstanding as of March 31, 2007 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately four years. None of the options granted under the 1998 Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the three -month period ended March 31, 2007, and the year ended December 31, 2006:

	2007		2006
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of period	660,224	$23.55	836,241	$23.90
Granted	—	—	—	—
Exercised	(10,539)	$21.69	(171,017)	24.18
Forfeited/Cancelled	—		(5,000)	27.66

Outstanding end of period	649,685	$24.28	660,224	$23.55

Options exercisable end of period	611,085	23.56	621,624	$23.53

The following is a summary of the vesting activity relating to granted options for the three -month period ended March 31, 2007:

	Options	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of the period	38,600	$9.36
Granted	—	—
Vested during the period	—	—
Forfeited during the period	—	—

Non-vested at the end of the period	38,600	$9.36

As of March 31, 2007 there was $243,000 of total unrecognized compensation costs related to stock options. These costs will be recognized during 2007. No shares vested during the three months ended March 31, 2007, and the fair value of shares vested during the three months ended March 31, 2006 was $227,000. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 were $339,000 and $713,000, respectively. As of March 31, 2007, there were 611,085 options vested and exercisable with a weighted-average exercise price of $23.56, aggregate intrinsic value of $14,505,000, and weighted-average remaining contractual life of approximately 4 years.

The total compensation cost related to stock option arrangements recognized in income for the three months ended March 31, 2007 and 2006 was $90,000 and $202,000, respectively. The total related recognized tax benefit for the periods were $36,000 and $83,000, respectively. No share-based payment compensation costs were capitalized during the three months ended March 31, 2007.

NOTE H – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees, or the 2004 Stock Incentive Plan, and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted potential stock awards in a range from zero shares if below threshold performance to 209,088 shares for threshold performance and a maximum of 448,058 shares for maximum performance to current employees in the plan. The Company has also issued 46,337 shares of restricted stock that vest over a four-year period. Of this amount, 20,065 shares have vested since 2004. These shares are being expensed over the expected vesting period based on each performance criterion or based on the time vesting period, whichever is appropriate. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. Each period, the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan for the three months ending March 31, 2007 was $811,000. There was $873,000 of costs related to the 2004 Stock Incentive Plan for the first quarter of 2006.

Under the Board of Directors compensation plan, each Director may receive a portion of their annual compensation in restricted stock and a portion in cash. Each Director has the option of electing to receive the cash portion of his annual retainer in restricted stock. Under this plan, 23,719 shares of stock have been granted. Total expenses relating to director stock compensation at March 31, 2007 was $51,000. There was $79,000 of costs related to this plan for the first quarter of 2006.

NOTE I – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The Company expects to contribute approximately $600,000 to the plan during 2007.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equity, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2006 and March 31, 2007, the investment mix was approximately 71% equity, 24% debt, and 5% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds, and international stock funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% and 3.0% in 2007 and 2006, respectively. The expected long-term rate of return on plan assets is 7.5% in 2007 and 2006. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The total pension and retirement expense was as follows for the three months ended March 31, 2007 and 2006:

(In thousands)	2007	2006
Cost components:
Service cost-benefits earned during the period	$(62)	$(89)
Interest cost on projected benefit obligation	(69)	(50)
Expected return on plan assets	67	54
Net amortization and deferral	(36)	—

Total net periodic pension cost	$(100)	$(85)

Effective February 1, 2007, the Company ceased admitting new employees into the defined benefit pension plan. Concurrently, the Company reduced the benefit accrual percentage for current plan participants on a prospective basis, and aligned its retirement age with the social security retirement age.

NOTE J – INCOME TAXES

For the three months ended March 31, 2007, the Company had net income tax expense of $305,000 compared to a net income tax benefit of $71,000 for the three months ended March 31, 2006. These tax figures represent effective income tax rates of approximately 41% for both years. The Company has certain permanent income tax deductions relating to oil and mineral depletion allowances that reduce its effective tax rate. As net income or loss approaches zero for a period, the greater the impact this deduction has on the effective tax rate.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. Based on the requirements of FIN 48, the Company evaluated its tax positions for all income tax items subject to Statement No. 109, “Accounting for Income Taxes.”

Each existing tax position was evaluated based on its technical merits and satisfied the “more likely than not to be sustained upon examination” test. The tax benefits were then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. The Company determined that no positions failed to qualify for full recognition of the tax benefit. There have been no material changes in our tax benefits from December 31, 2006. For further discussion, refer to the Company’s 2006 Form 10-K, Part IV, Notes to Consolidated Financial Statements.

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

The Company had no unrecognized tax benefits at January 1, 2007. The Company also incurred no interest or penalties during the first quarter of 2007. Tax years from 2002 to 2006 remain subject to examination by the federal and California and Arizona state taxing authorities.

NOTE K – NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” was issued in February 2007. This Statement permits entities to measure financial instruments and certain other items at fair value. FASB Statement No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We have reviewed FASB Statement No. 159 and concluded that this pronouncement will not have a material impact on the results of operations or our financial condition.

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

For the first three months of 2007, we have net income of $447,000, compared to a loss of $102,000 for the first three months of 2006. The increase in the first quarter’s net income compared to the prior year’s first quarter is primarily due to an increase in revenues from operational segments of $629,000.

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

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10- K for the year ended December 31, 2006. Please refer to this filing for a description of our critical accounting policies.

Results of Operations

Total revenue from segment operations for the first quarter of 2007 was $6,348,000 compared to $5,719,000 for the first quarter of 2006. Other income, including interest income, was $868,000 for the first quarter of 2007 compared to $639,000 for the same period of 2006. The growth in revenue during the first quarter of 2007 is due to increased commercial/industrial real estate revenue and higher interest income, which was partially offset by decreased farming revenues. Commercial/industrial real estate revenue grew $728,000 due to the recognition of $561,000 of previously deferred revenue from 2006 land sales, a $100,000 improvement in returns from the power plant lease, and increased hunting revenues. These improvements were partially offset by a decline in oil and mineral revenues resulting from scheduled plant and oilfield maintenance that reduced rock production and oil production. Farming revenues declined $99,000, due to the receipt in 2006 of additional grape revenue related to the 2005 grape crop. The sale of 2006 crop almonds in the first three months of 2007 accounted for $1,997,000 of total farming revenue compared to $1,976,000 of farming revenue in the first quarter of 2006 from the sale of 2005 crop almonds. Interest income improved due to an increase in funds invested and improvements in the yields on those investments.

Net income for the first quarter of 2007 was $447,000 or $0.03 per share, diluted, compared to a net loss of $102,000 or $0.01 per share, diluted, for the same period of 2006. The improvement in operations during 2007 compared to the same period in 2006 is due to the growth in revenues described above with little increase in overall expenses. Commercial/industrial real estate expenses increased $271,000 during the first quarter of 2007 due primarily to increased commercial water costs and higher staffing costs. Resort/residential real estate costs increased $24,000 due largely to the addition of staff and the leasing of temporary office space. Farming expenses grew $54,000 during the first quarter of 2007 due to higher water costs. Corporate general and administrative costs decreased $335,000 during 2007 due to decreased stock compensation costs for employees and directors.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product and the beginning of infrastructure development for the Tejon Industrial Complex-East development. On April 6, 2007, the Fifth District Court of Appeals in Fresno affirmed a ruling by the Kern County Superior Court, clearing the way for the expansion of the Tejon Industrial Complex-East. The Company is now actively proceeding with this development. Our application for designation of 177 acres west of I-5 at Tejon Industrial Complex as a foreign trade zone was formally accepted for filing by the U.S. Foreign Trade Zones Board on November 8, 2006. Public notice of the application was published November 15, 2006 and the comment period ended January 16, 2007, during which time no opposition to the application was received. We expect approval following the review by the Foreign Trade Zone Board this year.

Our marketing efforts are focused on the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that as California’s population continues to grow and the economy continues its expansion, we will begin to see an increase in overall activity at Tejon Industrial Complex. Our development strategy fits very well within the logistics model that companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. During the first three months of 2007, we experienced an increase in activity from companies looking to buy or lease land at Tejon Industrial Complex. This is a continuation of the improvement we saw during the second half of 2006. Based on this improvement in activity we have decided to construct a new 600,000 square foot building with Rockefeller that will be for lease. It is expected that the building will be completed late in 2007.

During the remainder of 2007, we anticipate that our real estate segments will continue to experience increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

The actual timing and completion of entitlement and development is difficult to predict due to the uncertainties of the market. Infrastructure development and marketing activities and costs could continue over several years as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial and industrial properties.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. Although it is early in the year to accurately predict production for this year’s crop, early estimates for almonds could be comparable to or exceed that of 2006, and pistachio crop production for 2007 could also be higher than 2006. The size of the anticipated 2007 almond crop could result in a short-term negative impact on 2007 almond crop prices. With current grape production more in line with demand, the pressure on prices has been alleviated at the present time and grape prices should stabilize at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that demand for product has remained very strong both in the United States and in export markets and at this time this trend is expected to continue. However, improved global production or a significant increase in the value of the dollar could negatively impact exports and hurt the current pricing for almonds.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to Note D – Commitments and Contingencies in the Notes to Unaudited Consolidated Condensed Financial Statements.

Income Taxes

Income tax expense totaled $305,000 in the first quarter of 2007. This is compared to $71,000 of benefits for the first quarter of 2006. These represent effective income tax rates of approximately 41% in the first quarter of both 2007 and 2006. The change when compared to 2006 is due to the significantly higher pretax income during the first quarter of 2007 compared to a pretax loss in 2006.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $77,487,000 at March 31, 2007, a decrease of $579,000 from the corresponding amount at the end of 2006. Cash, cash equivalents and marketable securities decreased during the first quarter of 2007 primarily due to a net increase in investments in our land developments. This use of cash was partially offset by improved operations and proceeds from the exercise of stock options.

The following table shows our cash flow activities for the three months ended March 31:

(In thousands)	2007	2006
Operating activities	$1,574	$1,799
Investing activities	$(4,025)	$(5,430)
Financing activities	$222	$3,856

During the first three months of 2007, our operations provided $1,574,000 of cash as a result of our improved operating results, especially when $1,719,000 of non-cash expenses is added back to operations. During 2006, the net cash provided by operations resulted from a cash distribution of earnings from one of our joint ventures, and the positive impact of non-cash expenses when added back to operations.

During the first quarter of 2007, we used $4,025,000 for investing, primarily reflecting capital investments of $2,618,000 in our real estate projects and a net increase in funds invested in marketable securities. Cash used in investing activities during the first quarter of 2006 was $5,430,000, primarily reflecting capital investments of $5,028,000 in our real estate projects.

It is anticipated that throughout the remainder of 2007 we will continue to invest funds in our real estate development projects. We estimate that our capital investment requirements over this period of time could total approximately $26,000,000 to $28,000,000.

During the first three months of 2007, financing activities provided $222,000 in cash, primarily from proceeds from the exercise of stock options. Cash provided by financing activities for the first three months of 2006 totaled $3,856,000, primarily due to borrowing against our line of credit and to proceeds from the exercise of stock options.

It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations and by the timing of sales and leases of property within our development projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspects of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At March 31, 2007, total capitalization was $151,281,000, consisting of $437,000 of debt and $ 150,844,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent.

We have a long-term revolving line of credit of $30,000,000 that as of March 31, 2007, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September, 2009. This note is unsecured. The outstanding long-term debt, less current portion of $27,000, is $410,000 at March 31, 2007. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. This note has a maturity date of May 1, 2018.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. As noted above, we have $77,487,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$437	$27	$60	$69	$281
Interest on fixed rate debt	172	29	51	43	49
Line of credit commitment fees	99	99		—	—
Cash contract commitments	3,452	3,452	—	—	—

Total contractual obligations	$4,160	$3,607	$111	$112	$330

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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, a small land lease, several vehicles, and a temporary trailer providing office space. These operating lease obligations average approximately $21,000 per month.

As discussed in Note I to the Unaudited Consolidated Condensed Financial Statements, we have long-term liabilities for employee retirement plans. The payments related to retirement plans are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $600,000 to the pension plan in 2007. During 2006, we made approximately $615,000 in pension plan contributions.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and certain bonds issued by a local Community Facilities District:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—
Guarantee	6,000	—	—	6,000	—

Total other commercial commitments	$10,584	$4,584	$—	$6,000	$—

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

At March 31, 2007, the Company was guaranteeing $6,000,000 of debt of Tejon Dermody Industrial LLC, an unconsolidated joint venture formed to construct and market a 651,000 square foot building at the TIC-West. Total debt in the venture is approximately $14,477,000, which is secured by a mortgage on the building. In the joint venture agreement, each partner agreed to guarantee an equal portion of the outstanding debt through the term of the loan. The maturity date of this loan is May 19, 2011. Principal and interest on this loan is payable monthly, with the principal portion of the monthly payment being $18,930. Based on the achievements of certain operational objectives, such as the renewal of tenant leases, the guarantees can begin to be reduced. The Company believes it is unlikely that it will ever be required to make payments under this guarantee due to sufficient cash flows to service the debt and the value of joint venture property. Therefore, no liabilities have been recorded related to this guarantee at March 31, 2007 or December 31, 2006.

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

We are exposed to interest rate risk on our long-term debt currently outstanding and on our line of credit, which currently has no outstanding balance. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $437,000 has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in the interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past entered into interest rate swaps to manage those fluctuations.

At March 31, 2007, we had no outstanding interest rate swap agreements. However, Petro, an unconsolidated joint venture, has an interest rate swap agreement with respect to $6,300,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive loss. As of March 31, 2007, the Company’s portion of the fair market value of the interest rate swap was a gain of $47,000. Estimated fair value of the swap was determined by market price quotes as of March 31, 2007, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At March 31, 2007

(In thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at 03/31/07
Assets:
Marketable securities	$12,122	$10,275	$31,735	$8,030	$11,344	$2,472	$75,978	$75,054
Weighted average interest rate	3.35%	3.98%	4.06%	4.61%	5.20%	4.95%	4.36%	—
Liabilities:
Long-term debt	$20	$29	$31	$33	$35	$289	$437	$437
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2006

(In thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at 12/31/06
Assets:
Marketable securities	$14,735	$10,191	$31,369	$8,034	$9,769	$570	$74,668	$73,404
Weighted average interest rate	3.30%	3.98%	4.04%	4.61%	5.45%	5.50%	4.14%	—
Liabilities:
Long-term debt	$27	$29	$31	$33	$35	$289	$444	$444
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

In comparison to the prior year, our risk with regard to fluctuations in interest rates has decreased related to the use of debt because there is no outstanding balance on our line of credit, but has increased, with regard to our marketable securities due to the increase in outstanding balances.

Commodity Price Exposure

As of March 31, 2007, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2007 and 2006 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at March 31, 2007, $3,178,000 is at risk to changing prices. Of the amount at risk to changing prices, $2,080,000 is attributable to almonds and $1,098,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2006 was $4,196,000. Of the December 31, 2006 amount at risk to changing prices, $2,290,000 is related to almonds, $1,791,000 is related to pistachios, and $115,000 is related to walnuts.

The price estimated for recording accounts receivable for almonds recorded at March 31, 2007 was $2.18 per pound, as compared to $2.11 per pound at December 31, 2006. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $9,300. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.85 to $3.80. With respect to pistachios, the price estimated for recording accounts receivable was $2.11 per pound at December 31, 2006. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $5,200. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Page Number
(a) Exhibits –

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 12

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

*10.6		Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

*10.7		Severance Agreement	FN 5

*10.8		Director Compensation Plan	FN 5

*10.9		Non-Employee Director Stock Incentive Plan	FN 5

*10.9	(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

*10.10		1998 Stock Incentive Plan	FN 5

*10.10	(1)	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

*10.11		Employment Contract - Robert A. Stine	FN 5

*10.15		Amendment to 1998 Stock Incentive Plan	FN 6

10.16		Lease Agreement with Calpine Corp.	FN 7

10.17		Tejon/DP Partners Operating Agreement	FN 7

10.18		Centennial Founders LLC Agreement	FN 8

10.19		Form of Securities Purchase Agreement	FN 9

10.20		Form of Registration Rights Agreement	FN 10

*10.21		2004 Stock Incentive Program	FN 11

*10.22		Form of Restricted Stock Agreement	FN 11

*10.23		Form of Restricted Stock Unit Agreement	FN 11

*10.24		Tejon Mountain Village LLC Operating Agreement	FN 13

31.1		Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management plan, compensatory plan or arrangement

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to Currant Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

(b)	Current Reports on Form 8-K filed during the period covered by this report -

1.	Press release announcing the hiring of a new Vice President and General Counsel. Date of report was January 17, 2007.

2.	Press release announcing results of operations for period ending December 31, 2006. Date of report was February 27, 2007.

3.	Press release announcing that the Fifth District Court of Appeals in Fresno, California affirmed a prior ruling that the expansion of Tejon Industrial Complex could proceed. Date of report was April 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 9, 2007	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief Financial Officer