Form 10-Q
period 2007-06-30
TEJON RANCH CO
filed 2007-08-09
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of the Company’s outstanding shares of Common Stock on August 9, 2007 was 16,899,331.

TEJON RANCH CO. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues:
Real estate—commercial/industrial	$3,999	$3,613	$8,248	$7,134
Farming	1,055	2,019	3,154	4,217

Total revenues	5,054	5,632	11,402	11,351
Costs and Expenses:
Real estate—commercial/industrial	2,975	3,290	5,652	5,696
Real estate—resort/residential	706	1,245	1,478	1,993
Farming	841	1,504	2,196	2,805
Corporate expenses	2,272	6,368	4,133	8,565

Total expenses	6,794	12,407	13,459	19,059

Operating loss	(1,740)	(6,775)	(2,057)	(7,708)
Other Income (Expense):
Investment income	829	654	1,688	1,277
Interest expense	(70)	(70)	(70)	(70)
Other	7	20	15	36

Total other income	766	604	1,633	1,243
Loss from operations before equity in earnings of unconsolidated joint ventures	(974)	(6,171)	(424)	(6,465)
Equity in earnings of unconsolidated joint ventures, net	463	108	665	229

Operating income (loss) before income tax expense (benefit)	(511)	(6,063)	241	(6,236)
Income tax expense (benefit)	(208)	(2,724)	97	(2,795)

Net income (loss)	$(303)	$(3,339)	$144	$(3,441)

Net income (loss) per share, basic	$(0.02)	$(0.20)	$0.01	$(0.21)

Net income (loss) per share, diluted	$(0.02)	$(0.20)	$0.01	$(0.21)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,004	$4,662
Marketable securities - available for sale	74,378	73,404
Accounts receivable	3,686	7,835
Inventories	5,940	2,578
Prepaid expenses and other current assets	8,642	7,481

Total current assets	94,650	95,960
Property and equipment—net	50,155	45,657
Investments in unconsolidated joint ventures	17,586	16,628
Other assets	989	872

TOTAL ASSETS	$163,380	$159,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,941	$1,553
Other accrued liabilities	262	658
Deferred income	2,381	2,997
Current portion of long-term debt	28	27

Total current liabilities	4,612	5,235
Long-term debt, less current portion	403	417
Other liabilities	2,947	2,656
Minimum pension liability	1,779	1,779

Total Liabilities	9,741	10,087
Commitments and contingencies
Stockholders’ Equity:
Common stock	8,450	8,388
Additional paid-in capital	114,884	110,558
Accumulated other comprehensive loss	(2,811)	(2,888)
Retained earnings	33,116	32,972

Total Stockholders’ Equity	153,639	149,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,380	$159,117

Balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$144	$(3,441)
Items not affecting cash:
Depreciation and amortization	1,006	1,054
Equity in earnings of unconsolidated joint ventures, net	(665)	(229)
Non-cash retirement plans expense	490	165
Deferred compensation - stock grants/options	1,901	2,163
Stock grant	—	2,989
Deferred income taxes	383	(817)
Gain from the sale of real estate	(712)	—
Excess tax benefit from stock-based compensation	(343)	(308)
Distribution of earnings from unconsolidated joint ventures	—	1,200
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(382)	(504)
Current liabilities, net	167	(1,301)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,989	971
INVESTING ACTIVITIES
Maturities and sales of marketable securities	6,129	657
Funds invested in marketable securities	(7,105)	(4,084)
Property and equipment expenditures	(5,542)	(8,934)
Investment in unconsolidated joint ventures	(285)	(100)
Distribution from unconsolidated joint ventures	—	13,500
Other	(318)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,121)	1,039
FINANCING ACTIVITIES
Borrowings of short term debt	—	5,400
Repayments of short-term debt	—	(5,400)
Repayments of long-term debt	(13)	(12)
Excess tax benefit from stock-based compensation	343	308
Proceeds from exercise of stock options	2,144	1,055

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,474	1,351
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,658)	3,361
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,662	114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,004	$3,475

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2006	16,507,512	$8,254	$97,841	$(2,965)	$35,701	$138,831
Net income	—	—	—	—	(2,729)	(2,729)
Changes in unrealized losses on available-for-sale securities, net of taxes of $104	—	—	—	139	—	139
Adjustments to initially apply
FASB 158, net of taxes $33				43		43
SERP liability adjustment, net of taxes of $84				(111)		(111)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $5	—	—	—	6	—	6

Comprehensive loss						(2,652)

Exercise of stock options and related tax benefit of $1,329	171,017	85	5,380	—	—	5,465
Restricted stock issuance	22,277	12	542	—	—	554
Stock compensation	70,507	35	6,597	—	—	6,632
Charitable contribution of stock	4,736	2	198	—	—	200

Balance at December 31, 2006	16,776,049	8,388	110,558	(2,888)	32,972	149,030
Net income	—	—	—	—	144	144
Changes in unrealized losses on available-for-sale securities, net of taxes of $53	—	—	—	73	—	73
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $4	—	—	—	4	—	4

Comprehensive income						221

Exercise of stock options and related tax benefit of $343	101,539	51	2,436	—	—	2,487
Restricted stock issuance	21,743	11	(11)	—	—	—
Stock compensation	—	—	1,901	—	—	1,901

Balance at June 30, 2007	16,899,331	$8,450	$114,884	$(2,811)	$33,116	$153,639

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and Subsidiaries, or the Company, furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

The Company has identified three reportable segments: real estate-commercial/industrial, real estate-resort/residential, and farming. Information for the Company’s reported segments is presented in its consolidated condensed statements of operations. The Company’s reporting segments follow the same accounting policies used for the Company’s annual consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors including pretax results.

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities and timing of real estate sales and leasing activities. Historically, the largest percentage of the Company’s farming revenues are recognized during the third and fourth quarters.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 Form 10-K.

NOTE B—NET INCOME (LOSS) PER SHARE

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Weighted average number of shares outstanding:
Common stock	16,846,606	16,586,080	16,816,278	16,564,872
Commons stock equivalents - stock options, grants	665,602	951,723	693,083	964,636

Diluted shares outstanding	17,512,208	17,537,803	17,509,361	17,529,508

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

For the three months ended June 30, 2007, and for the three and six months ended June 30, 2006, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because of the antidilutive impact of common stock equivalents.

NOTE C—MARKETABLE SECURITIES

FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months	$11,605	$11,517	$8,761	$8,718
with unrecognized losses for 12 months or more	38,591	37,897	40,244	39,431
with unrecognized gains	339	375	848	878

Total U.S. Treasury and agency notes	$50,535	$49,789	$49,853	$49,027
Corporate notes
with unrecognized losses for less than 12 months	$3,756	$3,725	$2,873	$2,863
with unrecognized losses for 12 months or more	20,046	19,683	20,488	20,046
with unrecognized gains	1,179	1,181	1,454	1,468

Total Corporate notes	24,981	24,589	24,815	24,377

	$75,516	$74,378	$74,668	$73,404

As of June 30, 2007, the adjustment to accumulated other comprehensive income in consolidated stockholders’ equity reflects an increase in the market value of available-for-sale securities of $73,000, which is net of a tax benefit of $53,000. As of June 30, 2007, the Company’s gross unrealized holding gains equal $38,000 and gross unrealized holding losses equal $1,176,000. On June 30, 2007, the average maturity of U.S. Treasury and agency securities was 2.70 years and corporate notes was 2.25 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D—COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $23,900,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes a portion of the Tejon Industrial Complex, or TIC, development. Proceeds from the sale of CFD bonds went to reimbursing the Company for public infrastructure related to the TIC development. There have been no reimbursements thus far during 2007. During 2006, the Company paid approximately $482,000 in special taxes related to the CFD. As development occurs at TIC, the new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this occurs, the Company’s obligation will be reduced. It is expected that the Company will have special tax payments in 2007 of approximately $386,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and land values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

At June 30, 2007, the Company was guaranteeing $6,000,000 of debt of Tejon Dermody Industrial LLC, an unconsolidated joint venture formed by the Company and DP Industrial to construct and market a 652,000—square foot building at the Tejon Industrial Complex-West. Total debt in the venture is approximately $14,420,000 and is secured by a mortgage on the land and building. In the joint venture agreement, each partner agreed to guarantee an equal portion of the outstanding debt through the term of the loan. The maturity date for this loan is May 19, 2011. Principal and interest on the loan is payable monthly, with the principal portion of the monthly payment being $18,930. On July 12, 2007, the land and building securing this loan was sold for $30,000,000 to ProLogis North American Properties Fund III, a fund formed by ProLogis (NYSE: PLD). The transaction was part of a larger purchase by ProLogis of a portfolio of industrial assets from DP Industrial, our partner in Tejon Dermody Industrial LLC. As part of this transaction, the mortgage on the building was repaid and the Company received approximately $7,560,000 after transaction costs and repayment of the debt. The financial impact of this transaction will be included in the Company’s third quarter operating results. No liabilities were recorded related to the guarantee that was outstanding at June 30, 2007 or December 31, 2006.

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

For further discussion, refer to the Company’s 2006 Form 10-K, Part I, Item 3—“Legal Proceedings.” There have been no significant changes since the filing of the 2006 Form 10-K.

NOTE E—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at June 30, 2007 is $17,586,000. The Company’s equity in the net earnings of the unconsolidated joint ventures is $665,000 for the six months ended June 30, 2007. The joint ventures have not been consolidated as of June 30, 2007 because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% -owned venture that owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. On May 31, 2007, the operations of our partner, Petro Stopping Centers, L.P., were acquired by TravelCenters of America LLC. We do not expect this change in ownership of our partner to have any impact on the operations of the joint venture. At June 30, 2007, the Company had an equity investment balance of $3,648,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At June 30, 2007, the Company’s equity investment balance in this joint venture was $201,000.

•

Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 652,000 -square foot industrial building in the Tejon Industrial Complex. The Company owns a 50% interest in this venture. On July 12, 2007, the joint venture sold the industrial building, its primary asset, to a fund formed by ProLogis (NYSE: PLD). For further discussion of this sale, refer to Note D – Commitments and Contingencies. At June 30, 2007, the Company’s deficit equity investment balance in this joint venture was $737,000.

•

Five West Parcel LLC is a joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex – West. The establishment of such joint venture is part of an agreement involving the designation of 500 acres in Tejon Industrial Complex – West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this joint venture. At June 30, 2007, the Company’s equity investment balance in this joint venture was $1,249,000.

•

Tejon Mountain Village LLC is a joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At June 30, 2007, the Company’s equity investment balance was $13,225,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the six months ended June 30, 2007 and 2006 is as follows:

Statement of Operations

For the Six months ending June 30, 2007

(In thousands)

	Petro Travel Plaza	Centennial Founders	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net sales	$41,676	$170	$1,301	$—	$—	$43,147

Net income (loss)	$1,353	$(313)	$80	$(42)	$(20)	$1,058

Partner’s share of net income (loss)	541	(157)	40	(21)	(10)	393

Equity in earnings (losses) of unconsolidated joint venture	$812	$(156)	$40	$(21)	$(10)	$665

Balance Sheet Information as of June 30, 2007
Current assets	$11,595	$316	$1,039	$80	$937	$13,967
Property and equipment, net	15,664	31,843	12,063	2,797	36,966	99,333
Other assets	31	1	328	—	—	360
Long-term debt	(10,709)	—	(14,420)	—	—	(25,129)
Other liabilities	(4,142)	(235)	(670)	—	(2,071)	(7,118)

Net assets	$12,439	$31,925	$(1,660)	$2,877	$35,832	$81,413

Statement of Operations

For the Six months ending June 30, 2006

(In thousands)

	Petro Travel Plaza	Centennial Founders	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net sales	$41,417	$195	$998	$—	$—	$42,610

Net income (loss)	$669	$(163)	$(179)	$(4)	$—	$323

Partner’s share of net income (loss)	267	(82)	(89)	(2)	—	94

Equity in earnings (losses) of unconsolidated joint venture	$402	$(81)	$(90)	$(2)	$—	$229

Balance Sheet Information as of June 30, 2006
Current assets	$9,451	$1,392	$396	$14	$1	$11,254
Property and equipment, net	14,614	22,003	12,477	2,615	27,000	78,709
Other assets	30	1	486	—	—	517
Long-term debt	(11,401)	—	(12,077)	—	—	(23,478)
Other liabilities	(3,763)	(102)	(3,015)	—	—	(6,880)

Net assets	$8,931	$23,294	$(1,733)	$2,629	$27,001	$60,122

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F—INTEREST RATE RISK MANAGEMENT

At June 30, 2007, the Company had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, a joint venture of the Company, has an interest rate swap agreement with respect to $6,200,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of June 30, 2007, the Company’s portion of the fair value of the interest rate swap was $72,000. The estimated fair value of the swap was determined by market price quotes as of June 30, 2007, received from the joint venture’s bank.

NOTE G—STOCK COMPENSATION—OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through June 30, 2007, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 640,934 of which have been exercised or forfeited, leaving 488,358 granted options outstanding at June 30, 2007. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through June 30, 2007, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 13,191 options have been exercised, leaving 70,327 granted options outstanding at June 30, 2007. Options granted under the NDSI plan vest one year from the date of grant and have a ten year contractual term.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, or Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, or Statement No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), or Statement No. 123(R), “Share-Based Payment,” using the modified-prospective method. Under that transition method, compensation cost recognized in the first six months of 2007 includes: (a) compensation cost for all share-based payments for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R).

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense is amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options were granted in 2006 or during the first six months of 2007. The last vesting of granted stock options occurs during December 2007. Unless new options are granted in the future, compensation expense related to stock options will be completed during 2007.

Exercise prices for options outstanding as of June 30, 2007 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately four years. None of the options granted under the 1998 Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the six - month period ended June 30, 2007, and the year ended December 31, 2006:

	2007		2006
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	660,224	$23.55	836,241	$23.90
Granted	—	—	—
Exercised	(101,539)	(21.12)	(171,017)	24.18
Forfeited/Cancelled	—	—	(5,000)	27.66

Outstanding end of period	558,685	$23.99	660,224	$23.55

Options exercisable end of period	520,085	$24.00	621,624	$23.53

The following is a summary of the vesting activity relating to granted options for the six month period ended June 30, 2007:

	Options	Weighted-Average Grant Date Fair Value
Non-vested at the beginning of the period	38,600	$9.36
Granted	—	—
Vested during the period	—	—
Forfeited during the period	—	—

Non-vested at the end of the period	38,600	$9.36

As of June 30, 2007, there was $153,000 of total unrecognized compensation costs related to stock options, which will be recognized during 2007. No shares vested during the six months ended June 30, 2007, therefore the fair value of shares vesting was zero. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 were $2,918,000 and $713,000, respectively. As of June 30, 2007, there were 520,085 options vested and exercisable with a weighted-average exercise price of $24.00, aggregate intrinsic value of $10,504,000, and weighted-average remaining contractual life of approximately four years.

The total compensation cost related to stock option arrangements recognized in income for the six months ended June 30, 2007 and 2006 was $181,000 and $391,000, respectively, and the total related recognized tax benefit was $72,000 and $175,000, respectively. No share-based payment compensation costs were capitalized during this period.

NOTE H—STOCK COMPENSATION—RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees, the 2004 Stock Incentive Plan, and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted to current employees in the plan potential stock awards from zero shares if below the threshold performance, to 210,765 shares for threshold performance and a maximum of 456,819 shares for maximum performance . The Company has also issued 46,337 shares of restricted stock that vest over a four-year period. Of this amount, 40,711 shares have vested since 2004. These shares are being expensed over the expected vesting period based on each performance criterion or based on the time vesting period, whichever is appropriate. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. Each period the Company will update these estimates and reflect the change to the estimate in the income statement as an adjustment to the total expense recognized. Total expense related to this plan for the six months ending June 30, 2007 was $1,622,000. There was $4,603,000 of costs related to the 2004 Stock Incentive Plan for the first six months of 2006, of which $2,989,000 was a non-recurring cost related directly to the achievement of a performance milestone.

Under the Board of Directors stock compensation plan, each director may receive a portion of his annual compensation in restricted stock and a portion in cash. Each director has the option of electing to receive the cash portion of his annual retainer in restricted stock. Under this plan, 23,719 shares of stock have been granted. Total expense relating to director stock compensation during the six months ended at June 30, 2007 was $98,000. There was $158,000 of cost related to this plan for the first six months of 2006.

NOTE I—RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The Company expects to contribute approximately $500,000 to the plan during 2007.

The assets of the defined benefit plan consist of equity, debt and short-term money market investment funds. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% and 3.0% in 2007 and 2006, respectively. The expected long-term rate of return on plan assets is 7.5% in 2007 and 2006.

The total pension and retirement expense was as follows for the six months ended June 30, 2007 and 2006:

(In thousands)	2007	2006
Cost components:
Service cost-benefits earned during the period	$(124)	$(194)
Interest cost on projected benefit obligation	(138)	(100)
Expected return on plan assets	134	108
Net amortization and deferral	(72)	—

Total net periodic pension cost	$(200)	$(186)

Effective February 1, 2007, the Company ceased admitting new employees into the defined benefit pension plan. Concurrently, the Company reduced the benefit accrual percentage for current plan participants on a prospective basis, and aligned its retirement age with the social security retirement age.

NOTE J—INCOME TAXES

For the six months ended June 30, 2007, the Company had net income tax expense of $97,000 compared to a net income tax benefit of $2,795,000 for the six months ended June 30, 2006. These tax figures represent effective income tax rates of approximately 40% and 44%, respectively. The Company has certain permanent income tax deductions relating to oil and mineral depletion allowances that reduce its effective tax rate. As net income or loss approaches zero for a period, the greater the impact this deduction has on the effective tax rate. As of June 30, 2007 the balance sheet reflects an income tax benefit because of estimated taxable net operating loss carrybacks and carryforwards and stock option exercises.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. Based on the requirements of FIN 48, the Company evaluated its tax positions for all income tax items subject to FASB Statement No. 109, “Accounting for Income Taxes.” Each existing tax position was evaluated based on its technical merits and satisfied the “more likely than not to be sustained upon examination” test. The tax benefits were then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. The Company determined that no positions failed to qualify for full recognition of the tax benefit. There have been no material changes in our tax benefits from December 31, 2006. For further discussion, refer to the Company’s 2006 Form 10-K, Part IV, Notes to Consolidated Financial Statements.

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

The Company had no unrecognized tax benefits at January 1, 2007. The Company also incurred no interest or penalties during the six months ended June 30, 2007. Tax years from 2002 to 2006 remain subject to examination by the Federal, California and Arizona State taxing authorities.

NOTE K—NEW ACCOUNTING PRONOUNCEMENTS

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

Over the past few years, we have implemented a strategy that has led to our transformation from an agricultural operations -based company to a real estate development company. In order to execute our strategy, we entered into joint venture agreements for the development of portions of our land, began conceptual land planning and land entitlement projects, and undertook a program of divesting non-strategic assets. Our business model is designed to create value through the entitlement and development of land for commercial/industrial and resort/residential uses while at the same time protecting significant portions of our land for conservation purposes.

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

For the first six months of 2007 we had net income of $144,000, compared to a loss of $3,441,000 for the first six months of 2006. The improvement in our operating results when compared to the prior year is primarily attributable to a $5,600,000 decrease in operating expenses, most of which related to our corporate operations and resulted from the absence of performance milestone compensation costs that were incurred in 2006 related to the successful formation of the Tejon Mountain Village LLC, or TMV, joint venture.

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

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 – K for the year ended December 31, 2006. Please refer to this filing for a description of our critical accounting policies.

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

Results of Operations

Total revenue from segment operations for the first six months of 2007 was $11,402,000 compared to $11,351,000 for the first six months of 2006. Other income, including interest income, was $1,703,000 for the first six months of 2007 compared to $1,313,000 for the same period of 2006. The growth in revenue during the first six months of 2007 is due to increased commercial/industrial real estate revenue and higher interest income, which was partially offset by a decline in farming revenue. Commercial/industrial real estate revenue grew $1,114,000 due to the recognition of $712,000 of previously deferred revenue from 2006 land sales, an overall increase in lease revenue with a $247,000 improvement in returns from the power plant lease being the largest improvement, and increased hunting revenues. These improvements were partially offset by a decline in oil and mineral revenues resulting from scheduled plant and oilfield maintenance that reduced rock production and oil production. Farming revenues decreased $1,063,000, primarily due to the timing of the sale of prior -year crop almonds that were inventoried at year-end. The sale of prior -year crop almonds during the first six months of 2007 accounted for $2,693,000 of farming revenue compared to

$3,780,000 of farming revenue during the first six months of 2006. Interest income improved due to an increase in the funds invested and the yields on those outstanding investments.

Net income for the first six months of 2007 was $144,000, or $0.01 per share, diluted, compared to a net loss of $3,441,000, or $0.21 per share, diluted, for the same period of 2006. The increase in net income during 2007 is primarily attributable to reduced operating expenses compared to the prior year. During the prior year we recognized $5,675,000 of milestone compensation cost related to the successful formation of the TMV joint venture. The absence of this cost in 2007 accounts for the decline in compensation costs within our corporate, farming and real estate segments as compared to 2006. Additionally, stock option expense incurred in the first six months of 2007 declined $210,000 when compared to the first six months of 2006. The decline in these compensation and stock option expenses combined with the increased revenues described above resulted in the improvement for the first six months of 2007 as compared to the same period in 2006. Total commercial/industrial real estate expenses during the first six months of 2007 were comparable to those incurred during the first six months of 2006. This operating segment experienced reduced salary and wages costs which were more than offset by increases in water, professional services and management fees relating to our commercial properties. Resort/residential real estate costs decreased $515,000 in the first six months of 2007 compared to the first six months of 2006 due largely to the absence of compensation costs and professional service fees relating to the TMV joint venture, a reduction in lake maintenance costs, lower public relations campaign costs and an increase in salary costs capitalized to our real estate projects. This reduction was partially offset by increased leasing costs for temporary office space. Farming expenses declined $609,000 during the first six months of 2007 due to the absence of compensation costs relating to the formation of the TMV joint venture and the later recognition during 2007 of crop expenses relating to the sale of prior -year almonds. These reductions were partially offset by increased water costs during the first six months of 2007. Corporate general and administrative costs decreased $4,432,000 during 2007 due primarily to the lack of compensation costs related to the formation of the above-referenced joint venture. Ongoing corporate general and administrative stock compensation costs related to the 2004 stock incentive plan were $1,092,000 for the first six months of 2007, a decrease of $104,000 when compared to the same period of 2006, due to revised estimates relating to the cost of stock grants. Stock option expense incurred for this segment during the first six months of 2007 declined $157,000 as compared to the same period of 2006.

Total revenues for the second quarter of 2007, including investment and other income, were $5,890,000, compared to $6,306,000 for the second quarter of 2006. This decrease of $416,000 in total revenues is primarily attributable to decreased farming revenues caused by slower prior -year almond crop sales in the second quarter of 2007 as compared to the second quarter of 2006. Decreases in oil and mineral royalties also contributed to the drop. Partially offsetting this decline in oil and mineral royalties was $151,000 of land sales revenue which was deferred from 2006, a $147,000 improvement in returns on the power plant lease, higher hunting revenues and higher interest income on marketable securities.

For the second quarter of 2007, the Company had a net loss of $303,000, or $0.02 per share, diluted, compared to a loss for the same quarter of 2006 of $3,339,000, or $0.20 per share, diluted. The net loss for the second quarter of 2007 decreased in comparison to the same period of 2006 due to the incurrence of $5,675,000 of compensation expense in 2006 that accompanied the successful formation of the TMV joint venture. Expenses in the commercial/industrial segment decreased $315,000 due to the absence of the TMV compensation cost, which was substantially offset by increases in commercial water costs, fees incurred for management of commercial properties, and financing fees. Expenses in our resort/residential segment decreased $539,000 due to decreased compensation and professional service costs related to the TMV joint venture that were incurred in the second quarter of 2006. Additionally, $103,000 more of salary costs were capitalized to our real estate projects during the second quarter of 2007 than the same period in 2006. Farming costs fell $663,000 during the second quarter of 2007 when compared to the second quarter of 2006 due to decreased compensation costs, primarily relating to the TMV joint venture, and the recognition of fewer farming crop costs due to the delayed sale of prior -year crop almonds. Corporate costs decreased $4,096,000 during the quarter due primarily to the absence of the TMV -related compensation costs and reduced professional fees.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product and the beginning of infrastructure development for the Tejon Industrial Complex-East development. On April 6, 2007, the Fifth District Court of Appeals in Fresno affirmed a ruling by the Kern County Superior Court, clearing the way for expansion of the Tejon Industrial Complex-East. The Company is now actively proceeding with this development. Our application for the designation of 177 acres west of the I-5 at Tejon Industrial Complex as a foreign trade zone was formally accepted for filing by the U.S. Foreign Trade Zone Board on November 8, 2006. Public notice of the application was published November 15, 2006 and the comment period ended January 16, 2007, during which time no opposition to the application was received. Following a review by the Foreign Trade Zone Board, we expect to receive formal approval for this development later this year or early in 2008.

Our marketing efforts are focused on the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that as California’s population continues to grow and the economy continues its expansion, we will begin to see an increase in overall activity at Tejon Industrial Complex. Our development strategy fits very well within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. Our Five West Parcel joint venture with the Rockefeller Group Development Corporation began construction on a speculative industrial building in the Tejon Industrial Complex – West during the second quarter of 2007. This building will be available to meet the needs of potential tenants by the fourth quarter of 2007. The availability of this additional space will allow the Company to better capitalize on opportunities without the delays that build-to-suit contracts have presented. We believe the existence of this available space will enhance our ability to expand the Tejon Industrial Complex and better meet the needs of our customers.

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

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Although it is still early in the year to accurately predict production for this year’s crops, early estimates for almonds and pistachios indicate that crop production for 2007 will exceed that of 2006. High yields and a relatively large carryover of the prior year crop could have a negative impact on prices. We have seen a decline in current almond prices along with a relatively low demand during the second quarter of 2007, which has resulted in decreased second quarter activity in farming sales as compared to the second quarter of 2006. However, the market demand for all of our crops appears stable and consistent with prior years’ demand, and the prices we receive for our grapes continues to increase over the prices received in 2006. Although current demand for almonds, pistachios, and grapes appears stable, improved production for these crops in other parts of the world, or increases in the value of the dollar against other currencies, could negatively impact worldwide demand and prices for our crops. We continue to believe that in California the long-term production trend will continue to increase for the crops that we grow, which could eventually lead to future price declines.

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

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, please refer to “Note D—Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements.

Income Taxes

Income tax expense totaled $97,000 for the first six months of 2007. This is compared to $2,795,000 of benefits for same period of 2006. These represent effective income tax rates of approximately 40% in 2007 and 44% in 2006. Other than the slight change in the effective tax rate, the large change in the income tax expense when compared to 2006 is due to the operating income for the first six months of 2007 compared to the large operating loss for the first six months of 2006. As of June 30, 2007 the balance sheet reflects an income tax benefit because of estimated taxable net operating loss carrybacks and carryforwards and stock option exercises.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $76,382,000 at June 30, 2007, a decrease of $1,684,000 from the corresponding amount at the end of 2006. Cash and cash equivalents decreased during the first six months of 2007 due to continuing investments in our real-estate projects, additional investments in marketable securities, and the non-cash (impact) nature of our joint venture earnings.

The following table shows our cash flow activities for the six months ended June 30:

(In thousands)	2007	2006
Operating activities	$1,989	$971
Investing activities	$(7,121)	$1,039
Financing activities	$2,474	$1,351

During the first six months of 2007, our operations provided $1,989,000 of cash due to the non-cash nature of operating expenses, including depreciation, stock compensation costs and retirement plan expenses. During the same period of 2006, the net cash provided by operations resulted from a cash distribution of earnings from the Petro Travel Plaza LLC joint venture and the non-cash stock compensation costs and depreciation that are added back to operating results.

During the first six months of 2007, our investing activities used $7,121,000 of cash. This use of cash resulted from $5,542,000 of investments in our real-estate projects, growth in other fixed assets, and an increase of $976,000 of investments in marketable securities. Cash provided by investing activities during the first six months of 2006 was $1,039,000, which resulted from a distribution of $13,500,000 of equity from the TMV joint venture that more than offset the investment in our real estate projects of $8,934,000 and investments in marketable securities of $4,084,000.

During the first six months of 2007, our financing activities provided $2,474,000 in cash, primarily due to proceeds from the exercise of stock options. During the first six months of 2006, our financing activities provided $1,351,000 in cash, which was also primarily due to proceeds from the exercise of stock options.

We expect to continue to invest funds in our real estate development projects throughout the remainder of 2007. We estimate that our capital investment requirements over this period of time will total approximately $12,500,000 to $14,000,000, depending upon the timing of infrastructure development at Tejon Industrial Complex.

It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows are affected from period to period by the commodity nature of our farming operations and by the timing of sales and leases of property within our development projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, this variability in the land development process can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe that we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At June 30, 2007, total capitalization was $154,070,000, consisting of $431,000 of debt and $153,639,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent.

We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2007, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2009. This note is unsecured. Our long-term debt, less current portion of $28,000, is $403,000 at June 30, 2007. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and the land. Principal and interest on this note are payable monthly, with the principal portion of the monthly payment being approximately $2,200. This note has a maturity date of May 1, 2018.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the potential issuance of common stock. As noted above, we have $76,382,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will continue to use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$431	$28	$61	$71	$271
Interest on fixed rate debt	164	28	50	42	44
Line of credit commitment fees	99	99	—	—	—
Cash contract commitments	2,802	2,802	—	—	—

Total contractual obligations	$3,496	$2,957	$111	$113	$315

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

As discussed in Note I to the Unaudited Consolidated Condensed Financial Statements, we have long-term liabilities for employee retirement plans. The payments related to the supplemental retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $500,000 to the pension plan in 2007. During 2006, we made approximately $615,000 in pension plan contributions.

Off-Balance Sheet Arrangements

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$—	$4,584	$—	$—
Guarantee	6,000	—	—	6,000	—

Total other commercial commitments	$10,584	$—	$4,584	$6,000	$—

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and certain bonds issued by a local Community Facilities District:

The standby letter of credit is related to the issuance of Community Facilities District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years’ worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit was renewed during the second quarter of 2007.

At June 30, 2007, the Company was guaranteeing $6,000,000 of debt of Tejon Dermody Industrial LLC, an unconsolidated joint venture formed by the Company and DP Industrial to construct and market a 652,000—square foot building at the Tejon Industrial Complex-West. Total debt in the venture is approximately $14,420,000, which is secured by a mortgage on the land and the building. In the joint venture agreement, each partner agreed to guarantee an equal portion of the outstanding debt through the term of the loan. The maturity date for this loan is May 19, 2011. Principal and interest on the loan are payable monthly, with the principal portion of the monthly payment being $18,930. On July 12, 2007, the land and the building securing this loan was sold for $30,000,000 to ProLogis North American Properties Fund III, a fund formed by ProLogis (NYSE: PLD). This transaction was part of a larger purchase by ProLogis of a portfolio of industrial assets from DP Industrial, our partner in Tejon Dermody Industrial LLC. As part of this transaction, the mortgage on the building was repaid. The financial impact of this transaction will be reflected in our third quarter operating results.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade of “A” or better from Moody’s or Standard and Poor’s. See “Note C—Marketable Securities” of Notes to Unaudited Consolidated Condensed Financial Statements.

We are exposed to interest rate risk on our line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $431,000 has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At June 30, 2007, we had no outstanding interest rate swap agreements. However, Petro an unconsolidated joint venture, has an interest rate swap agreement with respect to $6,200,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of June 30, 2007, the Company’s portion of the fair market value of the interest rate swap was a gain of $72,000. Estimated fair value of the swap was determined by market price quotes as of June 30, 2007, received from the joint venture’s bank.

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

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present the variable weighted-average interest rates by expected maturity dates of our marketable securities and debt obligations.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At June 30, 2007

(In thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at 06/30/07
Assets:
Marketable securities	$10,635	$10,360	$32,142	$7,026	$12,189	$3,164	$75,516	$74,378
Weighted average interest rate	3.45%	4.04%	4.12%	4.45%	5.45%	5.42%	4.31%	—
Liabilities
Long-term debt	$13	$29	$31	$33	$35	$290	$431	$431
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2006

(In thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at 12/31/06
Assets:
Marketable securities	$14,735	$10,191	$31,369	$8,034	$9,769	$570	$74,668	$73,404
Weighted average interest rate	3.30%	3.98%	4.04%	4.61%	5.45%	5.50%	4.14%	—
Liabilities
Long-term debt	$27	$29	$31	$33	$35	$289	$444	$444
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

In comparison to the prior year, our risk with regard to fluctuations in interest rates has increased slightly with regard to our marketable securities due to the increase in outstanding balances.

Commodity Price Exposure

As of June 30, 2007, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2007 and 2006 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at June 30, 2007, $1,600,000 is at risk to changing prices. Of the amount at risk to changing prices, $1,295,000 is attributable to almonds and $305,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2006 was $4,196,000. Of the December 31, 2006 amount at risk to changing prices, $2,290,000 is related to almonds, $1,791,000 is related to pistachios, and $115,000 is related to walnuts.

The price estimated for recording accounts receivable for almonds recorded at June 30, 2007 was $2.04 per pound, as compared to $2.11 per pound at December 31, 2006. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $6,300. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.85 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.11 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $1,400. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30. The price estimated for walnuts was $0.50 per pound. The final price for walnuts has averaged from $0.32 to $0.60 over the last three years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of shareholders was held on May 8, 2007.

(b)	The following Class II directors were elected at the annual meeting:

Barbara Grimm-Marshall	Robert A. Stine
George G. C. Parker

In addition to the directors elected at the Annual Meeting, the following directors’ terms of office continued after the meeting:

John L. Goolsby	Kent G. Snyder
Norman Metcalfe	Geoffrey L. Stack
Robert C. Ruocco	Michael H. Winer

(c) During the Annual Meeting, an election of directors was submitted to a vote of the security holders. Each of the persons named in the Proxy Statement as a nominee was elected. The following are the voting results for each director nominee:

Election of Directors	Votes For	Votes Withheld	Broker Non-Votes
Barbara Grimm-Marshall	15,578,421	110,549	1,113,173
George G. C. Parker	15,564,437	124,533	1,113,173
Robert A. Stine	15,361,894	327,076	1,113,173

(d)	The shareholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors.

Item 5. Other Information

None

Item 6. Exhibits

Page Number

(a) Exhibits –

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 12

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

*10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

*10.7	Severance Agreement	FN 5

*10.8	Director Compensation Plan	FN 5

*10.9	Non-Employee Director Stock Incentive Plan	FN 5

*10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

*10.10	1998 Stock Incentive Plan	FN 5

*10.10(1)	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

*10.11	Employment Contract - Robert A. Stine	FN 5

*10.15	Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

*10.21	2004 Stock Incentive Program	FN 11

*10.22	Form of Restricted Stock Agreement	FN 11

*10.23	Form of Restricted Stock Unit Agreement	FN 11

10.24	Tejon Mountain Village LLC Operating Agreement	FN 13

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management plan, compensatory plan or arrangement

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

(b)	Current Reports on Form 8-K filed during the period covered by this report -

1.	Press release announcing the results of operations for the three months ending March 31, 2007. The date of the report was May 8, 2007.

2.	Report announcing the sale of the primary asset of a joint venture of the Company. The date of the report was July 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 9, 2007	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda Vice President, Chief Financial Officer