Form 10-Q
period 2007-09-30
TEJON RANCH CO
filed 2007-11-09
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _________

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

The number of the Company’s outstanding shares of Common Stock on November 9, 2007 was 16,899,982.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
Revenues:	2007	2006	2007	2006
Real estate - commercial/industrial	$4,165	$4,760	$12,413	$11,894
Farming	6,796	4,606	9,950	8,823

Total revenues	10,961	9,366	22,363	20,717
Costs and Expenses:
Real estate - commercial/industrial	3,289	2,752	8,941	8,448
Real estate - resort/residential	1,008	958	2,486	2,951
Farming	4,686	3,370	6,882	6,175
Corporate expenses	2,081	2,172	6,214	10,737

Total expenses	11,064	9,252	24,523	28,311

Operating income (loss)	(103)	114	(2,160)	(7,594)
Other Income (Expense):
Investment income	908	756	2,596	2,033
Interest expense	—	—	(70)	(70)
Other	15	3	30	39

Total other income	923	759	2,556	2,002
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	820	873	396	(5,592)
Equity in earnings of unconsolidated joint ventures, net	9,454	667	10,119	896

Income (loss) before income tax expense (benefit)	10,274	1,540	10,515	(4,696)
Income tax expense (benefit)	4,070	898	4,167	(1,897)

Net income (loss)	$6,204	$642	$6,348	$(2,799)

Net income (loss) per share, basic	$0.37	$0.04	$0.38	$(0.17)

Net income (loss) per share, diluted	$0.35	$0.04	$0.36	$(0.17)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,540	$4,662
Marketable securities - available for sale	75,366	73,404
Accounts receivable	5,824	7,835
Inventories	4,316	2,578
Prepaid expenses and other current assets	9,778	7,481

Total current assets	100,824	95,960
Property and equipment - net	52,306	45,657
Investments in unconsolidated joint ventures	22,403	16,628
Other assets	1,826	872

TOTAL ASSETS	$177,359	$159,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,523	$1,553
Other accrued liabilities	709	658
Deferred income	2,512	2,997
Income tax payable	4,324	—
Current portion of long-term debt	28	27

Total current liabilities	10,096	5,235
Long-term debt, less current portion	396	417
Other liabilities	3,092	2,656
Minimum pension liability	1,779	1,779

Total Liabilities	15,363	10,087
Commitments and contingencies
Stockholders’ Equity:
Common stock	8,450	8,388
Additional paid-in capital	116,666	110,558
Accumulated other comprehensive loss	(2,440)	(2,888)
Retained earnings	39,320	32,972

Total Stockholders’ Equity	161,996	149,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,359	$159,117

Balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$6,348	$(2,799)
Items not affecting cash:
Depreciation and amortization	1,657	1,576
Equity in earnings of unconsolidated joint ventures, net	(10,119)	(896)
Non-cash retirement plans expense	735	247
Non-cash stock contribution	—	200
Deferred compensation - stock grants/options	3,683	3,172
Stock grant	—	2,989
Deferred income taxes	(1,172)	(1,542)
Gain from the sale of real estate	(712)	(340)
Excess tax benefit from stock-based compensation	(343)	(1,054)
Distribution of earnings from unconsolidated joint ventures	7,801	1,200
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(1,880)	(1,770)
Current liabilities, net	5,572	(592)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,570	391
INVESTING ACTIVITIES
Maturities and sales of marketable securities	11,912	5,972
Funds invested in marketable securities	(13,228)	(13,113)
Reimbursement proceeds from community facilities district	—	3,524
Property and equipment expenditures	(8,225)	(10,162)
Proceeds from sale of real estate	—	2,667
Investment in unconsolidated joint ventures	(3,504)	(101)
Distribution of equity from unconsolidated joint ventures	—	13,500
Other	(114)	5

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,159)	2,292
FINANCING ACTIVITIES
Borrowings of short term debt	—	5,400
Repayments of short-term debt	—	(5,400)
Repayments of long-term debt	(20)	(20)
Excess tax benefit from stock-based compensation	343	1,054
Proceeds from exercise of stock options	2,144	3,448

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,467	4,482
INCREASE IN CASH AND CASH EQUIVALENTS	878	7,165
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,662	114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,540	$7,279

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2006	16,507,512	$8,254	$97,841	$(2,965)	$35,701	$138,831
Net income	—	—	—	—	(2,729)	(2,729)
Changes in unrealized losses on available-for-sale securities, net of taxes of $104	—	—	—	139	—	139
Adjustments to initially apply
FASB 158, net of taxes $33				43		43
SERP liability adjustment, net of taxes of $ 84				(111)		(111)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $5	—	—	—	6	—	6

Comprehensive loss						(2,652)

Exercise of stock options and related tax benefit of $1,329	171,017	85	5,380	—	—	5,465
Restricted stock issuance	22,277	12	542	—	—	554
Stock compensation	70,507	35	6,597	—	—	6,632
Charitable contribution of stock	4,736	2	198	—	—	200

Balance at December 31, 2006	16,776,049	8,388	110,558	(2,888)	32,972	149,030
Net income	—	—	—	—	6,348	6,348
Changes in unrealized losses on available-for-sale securities, net of taxes of $ 356	—	—	—	475	—	475
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $21	—	—	—	(27)	—	(27)

Comprehensive income						6,796

Exercise of stock options and related tax benefit of $343	101,539	51	2,436	—	—	2,487
Restricted stock issuance	22,394	11	(11)	—	—	—
Stock compensation	—	—	3,683	—	—	3,683

Balance at September 30, 2007	16,899,982	$8,450	$116,666	$(2,440)	$39,320	$161,996

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

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Weighted average number of shares outstanding:
Common stock	16,899,593	16,674,331	16,844,049	16,601,358
Commons stock equivalents - stock options, grants	608,717	907,006	664,962	945,426

Diluted shares outstanding	17,508,310	17,581,337	17,509,011	17,546,784

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

The following is a summary of available-for-sale securities at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months	$701	$700	$8,761	$8,718
with unrecognized losses for 12 months or more	29,555	29,329	40,244	39,431
with unrecognized gains	20,048	20,101	848	878

Total U.S. Treasury and agency notes	$50,304	$50,130	$49,853	$49,027
Corporate notes
with unrecognized losses for less than 12 months	$2,156	$2,121	$2,873	$2,863
with unrecognized losses for 12 months or more	18,223	17,971	20,488	20,046
with unrecognized gains	5,116	5,144	1,454	1,468

Total Corporate notes	25,495	25,236	24,815	24,377

	$75,799	$75,366	$74,668	$73,404

As of September 30, 2007, the adjustment to accumulated other comprehensive income in consolidated stockholders’ equity reflects an increase in the market value of available-for-sale securities of $475,000, which is net of a tax liability of $356,000. As of September 30, 2007, the Company’s gross unrealized holding gains equal $81,000 and gross unrealized holding losses equal $514,000. On September 30, 2007, the average maturity of U.S. Treasury and agency securities was 2.53 years and the average maturity of the corporate notes was 2.21 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of A or better.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,680 acres of the Company’s land. These liens are to secure payment of special taxes related to $23,900,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,680 acres of land includes a portion of the Tejon Industrial Complex, or TIC, development. Proceeds from the sale of CFD bonds went to reimbursing the Company for public infrastructure related to the TIC development.

There have been no reimbursements thus far in 2007. The CFD priced and sold $6,100,000 of additional bonds on November 1, 2007 with a November 14, 2007 closing date. The net bond proceeds from the bond sale will equal approximately $5,000,000 and the Company expects to be reimbursed approximately $3,300,000 from these proceeds during the fourth quarter of 2007. During 2006, the Company paid approximately $482,000 in special taxes related to the CFD. As development occurs at TIC, the new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this occurs, the Company’s special tax obligation will be reduced. It is expected that the Company will have special tax payments in 2007 of approximately $800,000 but this expected amount could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and land values increase around the TIC, the Company may be able to have approximately 1,400 acres released from the CFD lien.

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

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. The adjudication process is ongoing and could take several years before a solution is reached. It is still too early to ascertain what effect, if any, this case may have on our Centennial master planned project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

For further discussion, refer to the Company’s 2006 Form 10-K, Part I, Item 3 - “Legal Proceedings.” There have been no significant changes since the filing of the 2006 Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at September 30, 2007 is $22,403,000. The Company’s equity in the net earnings of the unconsolidated joint ventures is $10,119,000 for the nine months ended September 30, 2007. The joint ventures have not been consolidated as of September 30, 2007 because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is a joint venture with Petro Stopping Centers, L.P. for the development and management of the Petro Travel Plaza. This is a 60% owned venture that owns and operates a travel plaza/commercial highway operation in the TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-today operations at the facility. On May 31, 2007, the operations of our partner, Petro Stopping Centers, L.P., were acquired by TravelCenters of America LLC. We do not expect this change in ownership of our partner to have any impact on the operations of the joint venture. At September 30, 2007, the Company had an equity investment balance of $4,412,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with three homebuilders and community developers (Pardee Homes, Lewis Investment Company, and Standard Pacific Corp.). The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At September 30, 2007, the Company’s equity investment balance in this joint venture was $616,000.

•

Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 652,000 square foot industrial building in the TIC. The Company owns a 50% interest in this venture. On July 12, 2007, the joint venture sold the industrial building, its primary asset, to a fund formed by ProLogis (NYSE: PLD). The sale of this asset resulted in a gain to the joint venture of $17,090,000, of which the Company recognized $8,545,000, and received a cash distribution of $7,561,000. At September 30, 2007 the Company’s equity investment balance in this joint venture was $145,000.

•

Five West Parcel LLC is a joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex – West. The establishment of such a joint venture is part of an agreement involving the designation of 500 acres in Tejon Industrial Complex – West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this joint venture. At September 30, 2007, the Company’s equity investment balance in this joint venture was $4,009,000.

•

Tejon Mountain Village LLC is a joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At September 30, 2007, the Company’s equity investment balance was $13,221,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the nine months ended September 30, 2007 and 2006 is as follows:

Statement of Operations

For the Nine months ending September 30, 2007

(In thousands)

	Petro Travel Plaza	Centennial Founders	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net sales	$66,101	$443	$19,068	$—	$—	$85,612

Net income (loss)	$2,719	$(322)	$17,446	$(122)	$(27)	$19,694

Partner’s share of net income (loss)	1,088	(161)	8,723	(61)	(14)	9,575

Equity in earnings (losses) of unconsolidated joint venture	$1,631	$(161)	$8,723	$(61)	$(13)	$10,119

Balance Sheet Information as of September 30, 2007
Current assets	$13,286	$971	$581	$1,586	$987	$17,411
Property and equipment, net	15,719	34,012	—	8,458	41,035	99,224
Other assets	30	1	—	—	—	31
Long-term debt	(10,536)	—	—	—	—	(10,536)
Other liabilities	(4,787)	(140)	3	(1,649)	(897)	(7,470)

Net assets	$13,712	$34,844	$584	$8,395	$41,125	$98,660

Statement of Operations for the Nine months ending September 30, 2006
(In thousands)
	Petro Travel Plaza	Centennial Founders	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net sales	$63,272	$340	$1,565	$—	$—	$65,177

Net income (loss)	$2,020	$(298)	$(224)	$(4)	$(106)	$1,388

Partner’s share of net income (loss)	808	(149)	(112)	(2)	(53)	492

Equity in earnings (losses) of unconsolidated joint venture	$1,212	$(149)	$(112)	$(2)	$(53)	$896

Balance Sheet Information as of September 30, 2006
Current assets	$9,434	$464	$607	$14	$338	$10,857
Property and equipment, net	16,155	23,620	12,401	2,615	28,159	82,950
Other assets	30	1	454	—	—	485
Long-term debt	(11,228)	—	(14,590)	—	—	(25,818)
Other liabilities	(4,215)	(76)	(650)	—	(102)	(5,043)

Net assets	$10,176	$24,009	$(1,778)	$2,629	$28,395	$63,431

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – INTEREST RATE RISK MANAGEMENT

At September 30, 2007, the Company had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, a joint venture of the Company, has an interest rate swap agreement with respect to $6,100,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of September 30, 2007, the Company’s portion of the fair value of the interest rate swap was $16,000. The estimated fair value of the swap was determined by market price quotes as of September 30, 2007, received from the joint venture’s bank.

NOTE G – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through September 30, 2007, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 640,934 of which have been exercised or forfeited, leaving 488,358 granted options outstanding at September 30, 2007. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan which was adopted in 1998, provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through September 30, 2007, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 13,191 options have been exercised, leaving 70,327 granted options outstanding at September 30, 2007. Options granted under the NDSI plan vest one year from the date of grant and have a ten year contractual term.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, or Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, or Statement No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), or Statement No. 123(R), “Share-Based Payment,” using the modified-prospective method. Under that transition method, compensation costs recognized in the first nine months of 2007 includes: (a) compensation cost for all share-based payments for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R).

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense is amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options were granted in 2006 or during the first nine months of 2007. The last vesting of granted stock options occurs during December 2007. Unless new options are granted in the future, compensation expense related to stock options will be completed during 2007.

Exercise prices for options outstanding as of September 30, 2007 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately three years. None of the options granted under the 1998 Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2007, and the year ended December 31, 2006:

	2007		2006
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of period	660,224	$23.55	836,241	$23.90
Granted	—	—	—
Exercised	(101,539)	(21.12)	(171,017)	24.18
Forfeited/Cancelled	—	—	(5,000)	27.66

Outstanding end of period	558,685	23.99	660,224	23.55

Options exercisable end of period	520,085	$24.00	621,624	$23.53

The following is a summary of the vesting activity relating to granted options for the nine month period ended September 30, 2007:

	Options	Weighted-Average Grant Date Fair Value
Non-vested at the beginning of the period	38,600	$9.36
Granted	—	—
Vested during the period	—	—
Forfeited during the period	—	—

Non-vested at the end of the period	38,600	$9.36

As of September 30, 2007, there were $62,000 of total unrecognized compensation costs related to stock options, which will be recognized during 2007. No shares vested during the nine months ended September 30, 2007, therefore the fair value of shares vesting was zero. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 were $2,918,000 and $2,480,000, respectively. As of September 30, 2007, there were 520,085 options vested and exercisable with a weighted-average exercise price of $24.00, aggregate intrinsic value of $9,047,000, and weighted-average remaining contractual life of approximately three years.

The total compensation cost related to stock option arrangements recognized in income for the nine months ended September 30, 2007 and 2006 was $271,000 and $580,000, respectively, and the total related 12 recognized tax benefit was $108,000 and $235,000, respectively. No share-based payment compensation costs were capitalized during this period.

NOTE H– STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees, the 2004 Stock Incentive Plan, and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted to current employees in the plan potential stock awards from zero shares if below the threshold performance, to 186,041 shares for threshold performance and a maximum of 493,647 shares for maximum performance. The Company has also issued 46,337 shares of restricted stock that vest over a four-year period. Of this amount, 40,711 shares have vested since 2004. These shares are being expensed over the expected vesting period based on each performance criterion or based on the time vesting period, whichever is appropriate. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. Each period the Company will update these estimates and reflect the change to the estimate in the income statement as an adjustment to the total expense recognized. Total expense related to this plan for the nine months ending September 30, 2007 was $3,258,000. There was $5,344,000 of costs related to the 2004 Stock Incentive Plan for the first nine months of 2006, of which $2,989,000 was a non-recurring cost related directly to the achievement of a performance milestone.

Under the Board of Directors stock compensation plan, each director may receive a portion of his annual compensation in restricted stock and a portion in cash. Each director has the option of electing to receive the cash portion of his annual retainer in restricted stock. Under this plan, 23,719 shares of stock have been granted. Total expense relating to director stock compensation during the nine months ended September 30, 2007 was $153,000. There was $238,000 of cost related to this plan for the first nine months of 2006.

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

The total pension and retirement expense was as follows for the nine months ended September 30, 2007 and 2006:

(In thousands)	2007	2006
Cost components:
Service cost-benefits earned during the period	$(279)	$(317)
Interest cost on projected benefit obligation	(310)	(150)
Expected return on plan assets	301	162
Net amortization and deferral	(21)	—

Total net periodic pension cost	$(309)	$(305)

Effective February 1, 2007, the Company ceased admitting new employees into the defined benefit pension plan. Concurrently, the Company reduced the benefit accrual percentage for current plan participants on a prospective basis, and aligned its retirement age with the social security retirement age.

NOTE J – INCOME TAXES

For the nine months ended September 30, 2007, the Company had net income tax expense of $4,167,000 compared to a net income tax benefit of $1,897,000 for the nine months ended September 30, 2006. These tax figures represent effective income tax rates of approximately 40% for each year. The Company has certain permanent income tax deductions relating to oil and mineral depletion allowances that reduce its effective tax rate. As net income or loss approaches zero for a period, the greater the impact this deduction has on the effective tax rate.

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

The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company incurred no interest or penalties during the nine months ended September 30, 2007.

The Company had no unrecognized tax benefits at January 1, 2007. Tax years from 2002 to 2006 remain subject to examination by the Federal, California and Arizona State taxing authorities.

NOTE K – NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” was issued in February 2007. This Statement permits entities to measure financial instruments and certain other items at fair value. FASB Statement No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We have reviewed FASB Statement No. 159 and concluded that this pronouncement will not have a material impact on the Company’s results of operations or financial condition.

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

Over the past few years, we have implemented a strategy that has led to our transformation from an agricultural operations-based company to a real estate development company. In order to execute our strategy, we entered into joint venture agreements for the development of portions of our land, began conceptual land planning and land entitlement projects, and undertook a program of divesting non-strategic assets. Our business model is designed to create value through the entitlement and development of land for commercial/industrial and resort/residential uses while at the same time protecting significant portions of our land for conservation purposes.

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

For the first nine months of 2007 we had net income of $6,348,000, compared to a loss of $2,799,000 for the first nine months of 2006. The improvement in our operating results when compared to the prior year is attributable to increased equity in the earnings from our unconsolidated joint ventures of $9,223,000 and decreased operating expenses of $3,788,000, most of which related to our corporate operations and resulted 15 from the absence of performance milestone compensation costs that were incurred in 2006 related to the successful formation of the Tejon Mountain Village LLC, or TMV, joint venture.

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

Results of Operations

Total revenue from segment operations for the first nine months of 2007 was $22,363,000 compared to $20,717,000 for the first nine months of 2006. Other income, including interest income, was $2,626,000 for the first nine months of 2007 compared to $2,072,000 for the same period of 2006. The growth in revenue during the first nine months of 2007 is due to improved farming revenues and increased commercial/ industrial real estate lease revenue which was partially offset by a decline in oil and mineral revenues. Other income improved during the first nine months of 2007 due to higher interest income. Commercial/industrial real estate revenue grew $519,000 compared to the same period in 2006 due to an overall increase in lease revenue, including the largest lease improvement of $213,000 in returns from the power plant lease, an increase of $168,000 of land sales revenue, increased hunting revenues and revenue from our equestrian facility operations. These improvements were partially offset by a decrease in oil and mineral revenues resulting from lower rock and aggregate sales due to scheduled plant maintenance and lower production during the summer months. Farming revenues increased $1,127,000 during the first nine months of 2007 compared to the same period in 2006, due to an increased yield of approximately 2,300,000 pounds from our 2007 pistachio crop as compared to 2006 yields. The increased pistachio production is partially offset by a lower price for the 2007 pistachio crop. Our 2007 wine grape revenues have increased approximately $270,000 from the prior year, and our 2007 almond revenue of $3,416,000 consists almost entirely of sales of the 2006 crop that was inventoried at year-end, and represents a $939,000 decrease compared to almond revenues for the first nine months of 2006. Almond revenues attributable to the 2007 crop are lower than the prior year due to the late timing of the 2007 crop harvest. Interest income improved during 2007 due to an increase in funds invested and the yields on those outstanding investments.

Net income for the first nine months of 2007 was $6,348,000, or $0.36 per share, diluted, compared to a net loss of $2,799,000, or $0.17 per share, diluted, for the same period of 2006. The notable increase in net income during 2007 is attributable to increased segment revenues of $1,646,000, decreased operating expenses of $3,788,000 and increased equity in earnings of unconsolidated joint ventures of $9,223,000. The significant improvement in equity in earnings of unconsolidated joint ventures resulted from the sale of the building owned by our Tejon Dermody LLC joint venture in July 2007 for $29,992,000, which resulted in a gain of $8,545,000 to the Company. The increase in segment revenues is discussed above. Commercial/industrial operating expenses increased $493,000 during the first nine months of 2007 as compared to the same period in 2006 due primarily to an increase in commercial water cost of $339,000. The remainder of the increase was attributable to higher maintenance, repair and utility costs connected with ranch operations. Resort/residential costs declined $465,000 overall during the first nine months of 2007 as compared with the first nine months of 2006 due to increased capitalization of salary costs to our real estate projects, decreased public relations campaign costs and decreased professional service fees. These decreases were partially offset by increased costs for temporary office accommodation and support staff. Farming expenses increased $707,000 due to increased cultivating, irrigation and harvest costs for our 2007 pistachio and grape crops because of increased production. Corporate expenses decreased $4,523,000 as a result of the absence of the milestone compensation costs related to the formation of the TMV joint venture, decreased donations, lower professional service fees and the absence of interest charges since there has been no use of our available line of credit in 2007.

Total revenues for the third quarter of 2007, including investment and other income, were $11,884,000, compared to $10,125,000 for the third quarter of 2006. This increase of $1,759,000 in total revenues is attributable to increased farming revenues of $2,190,000 which was driven by improved pistachio crop production in 2007 as compared to 2006. Pistachio yields improved by approximately 2,300,000 pounds in 2007 compared to 2006, however prices have fallen as a result of the increased supply in the worldwide market. The increase in farming revenue is being partially offset by a decrease of $595,000 of commercial /industrial real estate revenue during the third quarter due to the absence of any land sales during the third quarter of 2007, while the third quarter of 2006 included $544,000 of land sales revenue. Oil and minerals royalties and returns from our power plant lease also declined in the third quarter of 2007 compared to the same period in 2006. Offsetting these commercial/industrial revenue declines was an improvement in revenue from our equestrian facility activities. Our investment income also increased during the third quarter by $152,000 due to higher yields on our investment securities and larger investment balances.

For the third quarter of 2007, the Company had a net income of $6,204,000, or $0.35 per share, diluted, compared to a net income of $642,000, or $0.04 per share, diluted, for the same quarter of 2006. Net income for the third quarter of 2007 increased significantly in comparison to the same period of 2006 due to the increase in equity in earnings of unconsolidated joint ventures of $8,787,000 that resulted primarily from the sale of the Tejon Dermody LLC industrial building. The increase in operating revenues described above also contributed to the improvement, but was offset by increased operating expenses of $1,812,000.

Farming expenses increased $1,316,000 which is entirely attributable to costs associated with the cultivation, irrigation and harvesting of our permanent crops. These costs increased due to increasing wage rates for both contract and internal labor, increased costs for water and increased cultural cost due to improved production. Expenses for our commercial/ industrial real estate group increased $537,000 in the third quarter which was driven by increased stock compensation costs and commissions. Expenses in our resort/residential segment increased modestly by $50,000 and corporate expenses decreased modestly by $91,000.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product and the beginning of infrastructure development for the Tejon Industrial Complex-East development. A Foreign-Trade Zone (FTZ) Expansion Application was formally filed with the U.S. Foreign-Trade Zones Board on November 8, 2006. The application seeks General-Purpose FTZ designation for 177 acres of 500 total acres on which we are seeking FTZ approval. The public comment period for the application closed on January 16, 2007 with no comments received. The application is in the final review process by the U.S. Foreign-Trade Zones Board, the Department of Commerce and the Department of Treasury. Approval of the application is anticipated by the end of 2007 or early 2008.

Our marketing efforts are focused on the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that as California’s population continues to grow and the economy expands, we will begin to see an increase in overall activity at TIC. Our development strategy fits very well within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. Our Five West Parcel joint venture with the Rockefeller Group Development Corporation began construction on a 606,000 square foot speculative industrial building in the Tejon Industrial Complex – West during the second quarter of 2007 and construction on that building is progressing. This building will be available to meet the needs of potential tenants by early 2008. We are also in the process of forming a second joint venture with the Rockefeller Development Group to construct a smaller 120,000 square foot speculative industrial building in Tejon Industrial Complex – West to expand our portfolio of industrial product. Construction of this building will commence in 2008. We believe the availability of this additional space will allow the Company to better capitalize on opportunities without the delays that build-to-suit contracts have presented. The existence of this available space will enhance our ability to expand the Tejon Industrial Complex and better meet the needs of our customers. The market for industrial buildings remains consistent at this time despite the downturn which is impacting the residential housing market. However there is no guarantee that demand for commercial/industrial buildings will not decrease in the future.

During the remainder of 2007 we anticipate that our real estate segments will continue to experience increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

The actual timing and completion of entitlement and development-related activities is difficult to predict due to the uncertainties of the approval process and market factors. These types of real estate development activities and costs could continue over several years as we develop our land holdings. In the course of pursuing these development activities we routinely engage in conversations with environmental groups and government agencies that could have an interest in or influence over the planned future activities that we undertake on our land. Land development impacts diverse groups with varying concerns and we regularly meet with many of these groups to insure that we address these concerns proactively in order to allow our development plans to proceed with the most amount of support and concurrence. From time to time, we have granted conservation easements, sold land and taken other similar steps to facilitate our development activities. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial/industrial properties. It is not possible to predict what the demand for these developments will be at the time they are available.

All of our crops are particularly sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Although we have not yet completed our 2007 almond harvest we expect the crop to be smaller than our 2006 almond crop. Almond prices are currently lower than the prior year but appear to be increasing as California’s expected total production becomes ascertainable. Our pistachio crop production for 2007 exceeded that of 2006 by approximately 2,300,000 pounds. The market demand for all of our crops appears stable and consistent with prior years’ demand. Thus far during 2007 the prices we have received for our grapes has represented an increase over the prices received in 2006. Although current demand for almonds, pistachios, and grapes appears stable, improved production for these crops in other parts of the world, or increases in the value of the dollar against other currencies, could negatively impact worldwide demand and prices for our crops. We continue to believe that California’s long-term production trend for all the crops that we grow will continue to increase, which could eventually lead to future price declines.

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

Income Taxes

Income tax expense totaled $4,167,000 for the first nine months of 2007. This is compared to $1,897,000 of income tax benefits for same period of 2006. These represent effective income tax rates of approximately 40% in 2007 and in 2006. The large change in the income tax expense when compared to 2006 is due to the pretax income for the first nine months of 2007 compared to the large pretax loss for the first nine months of 2006.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $80,906,000 at September 30, 2007, an increase of $2,840,000 from the corresponding amount at the end of 2006. Cash and cash equivalents increased during the first nine months of 2007 due to the distribution of cash of $7,801,000 from the Tejon Dermody LLC joint venture which was partially offset by continuing investments in our real-estate projects, additional investments in marketable securities, and the non-cash (impact) nature of some of our joint venture earnings.

The following table shows our cash flow activities for the nine months ended September 30:

(In thousands )	2007	2006
Operating activities	$11,570	$391
Investing activities	$(13,159)	$2,292
Financing activities	$2,467	$4,482

During the first nine months of 2007, our operations provided $11,570,000 of cash due to the non-cash nature of operating expenses, including depreciation, stock compensation costs and retirement plan expenses and a $7,801,000 cash distribution of earnings from the Tejon/Dermody joint venture. During the same period of 2006, the net cash provided by operations resulted from a cash distribution of earnings from the Petro Travel Plaza LLC joint venture and the non-cash stock compensation costs and depreciation that are added back to operating results.

During the first nine months of 2007, our investing activities used $13,159,000 of cash. This use of cash resulted from $8,225,000 of investments in our real-estate projects, investment of $3,504,000 in unconsolidated joint ventures primarily for the construction of a 606,000 square foot industrial building, and a net increase of $1,316,000 of investments in marketable securities. Cash provided by investing activities during the first nine months of 2006 was $2,292,000. The inflow of cash during 2006 resulted from a distribution of $13,500,000 of equity from the TMV joint venture, a reimbursement of funds from the community facilities district of $3,524,000, and proceeds from the sale of land within Tejon Industrial Complex – West of $2,667,000. These cash inflows were partially offset by $10,162,000 of cash invested in real estate projects and net investment in marketable securities of $7,141,000.

During the first nine months of 2007 our financing activities provided $2,467,000 in cash, primarily due to proceeds from the exercise of stock options. During the first nine months of 2006, our financing activities provided $4,482,000 in cash, which was also primarily due to proceeds from the exercise of stock options.

We expect to continue to invest funds in our real estate development projects throughout the remainder of 2007. We estimate that total capital investments during 2007 will be approximately $11,000,000 to $13,000,000, depending upon the timing of infrastructure development at TIC.

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

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At September 30, 2007, total capitalization was $162,420,000, consisting of $424,000 of debt and $161,996,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent.

We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2007, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at .75% less than the bank’s prime lending rate. During the term of this credit facility we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2009. This note is unsecured. Our long-term debt, less current portion of $28,000, is $396,000 at September 30, 2007. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and the land. Principal and interest on this note are payable monthly, with the principal portion of the monthly payment being approximately $2,200. This note has a maturity date of May 1, 2018.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt, and the potential issuance of common stock. As noted above, we have $80,906,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial investments will need to be made in future years in our land assets to secure entitlements and develop the land. In order to meet these long-term capital requirements, we will need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will continue to use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$424	$28	$62	$71	$263
Interest on fixed rate debt	157	28	49	40	40
Line of credit commitment fees	99	99	—	—	—
Cash contract commitments	1,254	1,254	—	—	—

Total contractual obligations	$1,934	$1,409	$111	$111	$303

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

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to unconsolidated entities in which we have an interest, and certain bonds issued by a local Community Facilities District:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$—	$4,584	$—	$—

Total other commercial commitments	$4,584	$—	$4,584	$—	$—

The standby letter of credit is related to the issuance of Community Facilities District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of principal and interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit was renewed during the second quarter of 2007.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade of “A” or better from Moody’s or Standard and Poor’s. See “Note C - Marketable Securities” of Notes to Unaudited Consolidated Condensed Financial Statements.

We are exposed to interest rate risk on our line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $424,000 has a fixed interest rate, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At September 30, 2007, we had no outstanding interest rate swap agreements. However, Petro an unconsolidated joint venture has an interest rate swap agreement with respect to $6,100,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of September 30, 2007, the Company’s portion of the fair market value of the interest rate swap was a gain of $16,000. Estimated fair value of the swap was determined by market price quotes as of September 30, 2007, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At September 30, 2007

(In thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at 06/30/07
Assets:
Marketable securities	$5,553	$10,345	$32,109	$8,271	$14,949	$4,572	$75,799	$75,366
Weighted average interest rate	3.70%	4.05%	4.11%	4.64%	5.31%	5.44%	4.44%	—
Liabilities
Long-term debt	$6	$29	$31	$33	$35	$290	$424	$424
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2006

(In thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at 9/30/06
Assets:
Marketable securities	$14,735	$10,191	$31,369	$8,034	$9,769	$570	$74,668	$73,404
Weighted average interest rate	3.30%	3.98%	4.04%	4.61%	5.45%	5.50%	4.14%	—
Liabilities
Long-term debt	$27	$29	$31	$33	$35	$289	$444	$444
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

In comparison to the prior year, our risk with regard to fluctuations in interest rates has increased slightly with regard to our marketable securities due to the increase in outstanding balances.

Commodity Price Exposure

As of September 30, 2007, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2007 and 2006 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known until the third or fourth quarter of the following year. Of the accounts receivable outstanding at September 30, 2007, $4,688,000 is at risk to changing prices. Of the amount at risk to changing prices, $387,000 is attributable to almonds and $4,301,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2006 was $4,196,000. Of the December 31, 2006 amount at risk to changing prices, $2,290,000 was related to almonds, $1,791,000 was related to pistachios, and $115,000 was related to walnuts.

The price estimated for recording accounts receivable for almonds recorded at September 30, 2007 was $1.94 per pound, as compared to $2.11 per pound at December 31, 2006. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $2,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.65 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $1.20 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $35,800. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits –

Page Number

3.1		Restated Certificate of Incorporation	FN 1

	3.2	By-Laws	FN 1

	4.1	Form of First Additional Investment Right	FN 2

	4.2	Form of Second Additional Investment Right	FN 3

	4.3	Registration and Reimbursement Agreement	FN 12

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

	10.5	Petro Travel Plaza Operating Agreement	FN 5

	*10.6	Amended and Restated Stock Option Agreement

	Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

*10.7	Severance Agreement	FN 5

*10.8	Director Compensation Plan	FN 5

*10.9	Non-Employee Director Stock Incentive Plan	FN 5

*10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

*10.10	1998 Stock Incentive Plan	FN 5

*10.10(1)	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

*10.11	Employment Contract - Robert A. Stine	FN 5

*10.15	Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

*10.21	2004 Stock Incentive Program	FN 11

*10.22	Form of Restricted Stock Agreement	FN 11

*10.23	Form of Restricted Stock Unit Agreement	FN 11

10.24	Tejon Mountain Village LLC Operating Agreement	FN 13

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management plan, compensatory plan or arrangement

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1- 7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1- 7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I- 7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1- 7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1- 7183) under Item 6 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1- 7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1- 7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1- 7183) under Item 6 to our Quarterly Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1- 7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

(b)	Current Reports on Form 8-K filed during the period covered by this report -

1.	Report announcing the sale of the primary asset of a joint venture of the Company. The date of the report was July 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

November 9, 2007	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief
Financial Officer