Form 10-K
period 2007-12-31
TEJON RANCH CO
filed 2008-02-29
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of registrant’s Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2007 was $716,745,255 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 26, 2008 was 16,913,680 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

Total Pages -	99
Exhibit Index -	48

PART I

ITEM 1.	BUSINESS

Throughout Item 1—“Business,” Item 1A – “Risk Factors,” Item 2—“Properties,” Item 3—“Legal Proceedings,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” we have made forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part 1, Item 1A, “Risk Factors” of this report.

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

Over the past few years, we implemented a strategy that has led to our transformation from an agricultural operations based company to a real estate development company. In implementing our strategy, we entered into joint venture agreements for the development of portions of our land, began land planning and land entitlement projects, and undertook a program of divesting non-strategic assets.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

(Amounts in thousands of dollars)

	2007	2006	2005
Revenues
Real estate—commercial/industrial	$16,940	$16,010	$13,063
Farming	15,404	12,412	13,297

Segment revenues	32,344	28,422	26,360
Investment income	3,509	2,975	2,565
Other income	55	119	384

Total revenues	$35,908	$31,516	$29,309

Segment Profits (Losses) and Net Income (Loss)
Real estate—commercial/industrial	$4,513	$4,779	$3,792
Real estate—resort/residential	(3,512)	(3,408)	(2,496)
Farming	4,972	3,088	5,783

Segment profits (1)	5,973	4,459	7,079

Investment income	3,509	2,975	2,565
Other income	55	119	384
Interest expense	(70)	(70)	(70)
Corporate expenses	(8,547)	(13,173)	(7,881)

Operating income (loss) from operations before equity in earnings of unconsolidated joint ventures	920	(5,690)	2,077
Equity in earnings of unconsolidated joint ventures	10,580	1,247	423

Operating income (loss) from operations before income taxes	11,500	(4,443)	2,500

Net income (loss)	$7,333	$(2,729)	$1,546

Identifiable Assets by Segment (2)
Real estate—commercial/industrial	$33,676	$26,277	$25,620
Real estate—resort/residential	23,766	21,130	31,010
Farming	23,458	18,815	18,152
Corporate	94,603	92,895	73,009

Total assets	$175,503	$159,117	$147,791

(1)	Segment profits are revenues from operations less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(2)	Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes and land, buildings and improvements.

Real Estate Operations

Our real estate operations consist of four principal activities: land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management. Our 270,000-acre land holding offers significant real estate development opportunities. Our land is characterized by diverse topography and scenic vistas and is conveniently served by three inter-regional highways. Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 150,000 vehicles a day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, which includes the Tejon Industrial Complex – East and West, or TIC-East and TIC-West, the Centennial master planned community on our land in Los Angeles County, and our resort and residential project called Tejon Mountain Village, or TMV.

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

Commercial / Industrial

Construction:

During 2007 we completed the installation of the infrastructure at TIC-West required under the terms of our 2006 land sale contracts to In-N-Out and Petro Travel Plaza LLC, or Petro. In 2007, our Five West Parcel LLC joint venture began construction of a speculative 606,000 square foot industrial building that was completed in February 2008.

Entitlements:

Our application to the U.S. Foreign -Trade Zone Board for a General Purpose FTZ designation for 177 acres within the 1,450 acre TIC development, which we filed in November 2006, is in the final review process with the U.S. Foreign-Trade Zone Board, and we anticipate approval in early 2008. In April 2007 a lower court ruling was affirmed by the 5th District Court of Appeals in Fresno, California allowing expansion for TIC-East. Planning for this 1,109 acre commercial/ industrial development adjacent to Interstate 5 across the freeway from TIC-West is under way with construction beginning in 2008.

Developers and end users continue to express interest in developing industrial, warehouse, and distribution facilities within our commercial/industrial developments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for an overview of operations and trends within the industry.

Leasing:

Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to a full-service truck stop facility, a truck wash, four auto service stations with convenience stores, four fast-food operations, two full-service restaurants, two motels, an antique shop, and a United States Postal Service facility. We are also involved in three joint ventures, Petro, Five West Parcel LLC and Tejon Dermody LLC. Petro owns and operates a 51-acre travel and truck stop facility, and also operates two separate gas stations with convenience stores within

TIC-West. Five West Parcel LLC is a joint venture with Rockefeller Development Group to construct and lease or sell a 606,000 square foot industrial building that was completed during February 2008. Tejon Dermody LLC sold its primary asset during 2007 and is in the process of winding up its operations.

In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes; 32 acres of land to Calpine Generating Company, or Calpine, for an electric power plant; and one office building in Rancho Santa Fe, California (which the Company also owns). Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities.

As of December 31, 2007, approximately 13,600 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 433,000 barrels of oil and 153,000 MCF of dry gas during 2007. Our share of production, based upon prevailing average royalty rates during the last three years, has been 151, 118, and 128 barrels of oil per day for 2007, 2006, and 2005, respectively. Approximately 240 producing oil wells were located on the leased land as of December 31, 2007.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. See Item 3, “Legal Proceedings,” for a further discussion.

Resort / Residential:

Our resort/residential segment activities include land planning and entitlement activities. We have two major resort/residential projects within this segment that are progressing through the entitlement process. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete.

Centennial development:

The Centennial development is a large master-planned community development encompassing 11,700 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partners in this joint venture are

Pardee Homes, Lewis Investment Company and Standard Pacific Corp. During 2007 our partners met the $33,000,000 sole entitlement funding commitment required in the joint venture agreement, and we are now contributing 50% of the continuing capital needs of this joint venture.

Since the initial submittal of our administrative-level environmental impact report, or administrative EIR, to Los Angeles County in 2004, we have continued to receive feedback from the Los Angeles Planning Department and have submitted several revisions of our administrative EIR as we work towards the public filing of our EIR and final approval. We cannot estimate when this approval will be granted, but the process is being actively pursued. In addition to the EIR, we have submitted a variety of other reports required as part of the entitlement process including our specific plan, tentative tract maps, geological reports, traffic reports, and water supply assessment reports. Centennial is envisioned to be an ecologically friendly and commercially viable development. Our plan is for a sustainable program that provides for the needs of the community while protecting the environment and will be achieved through our continuing focus on responsible use of limited resources and progressive construction design. We recognize the need to balance expensive ‘Green Program’ certifications with the practicality of investing those same funds in environmentally sound building elements.

Tejon Mountain Village development:

In addition to the Centennial community project, we are currently engaged in the development of TMV. TMV is envisioned as an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. TMV is being developed by TMV LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partner in this joint venture is DMB TMV LLC, a wholly-owned subsidiary of DMB Associates Inc., or DMB, which is a leading resort/recreational planned community developer. Under the joint venture agreement, the parties have agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV. In 2006, the Company contributed rights to all studies, research, and other work that we had performed related to TMV to the joint venture and committed to contribute 28,000 acres comprising the TMV site at such time as entitlements are successfully obtained and litigated, while DMB committed up to a total of $113,500,000 to fund entitlement efforts and development. DMB’s contribution requirement calls for sole funding of entitlement efforts up to $30,000,000, after which remaining entitlement funding is shared equally between the partners. We anticipate this $30,000,000 level of investment will be reached during 2008. At the commencement of the development phase of the project, DMB will fund the first $70,000,000 of development cost, after which additional funding is shared equally between the partners.

Numerous reports and studies were completed in 2007 in preparation for the potential submission in 2008 of our EIR to the Kern County Planning Department. In addition to the EIR itself, technical reports addressing air quality, geology, hydrology, noise, transportation and traffic, recreation and education, and paleontology have been completed or are in the process of being completed and reviewed. Additionally, other requisite work is being performed as mandated by the joint venture agreement.

Because our residential housing projects, Centennial and TMV, are in the entitlement phase, they have not been impacted by the current downturn in the housing market or the credit crisis. However, we cannot project the condition of the housing market or the stability of the mortgage industry at the time these projects move into their development and marketing phases.

The sale and leasing of commercial /industrial real estate is very competitive, with competition coming from numerous and varied sources around California. The degree of competition is impacted by such factors as the supply of comparable real estate available for sale or lease and the level of demand for that real estate. Currently, our greatest competition for commercial/industrial development comes from land in the Inland Empire region of Southern California and areas north of us in the San Joaquin Valley of California. The greatest competition for the Centennial project will come from developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and range of projects.

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,748; almonds—1,641; pistachios—985 and walnuts—295. We grow wheat on approximately 600 acres and alfalfa and forage mix on 750 acres in the Antelope Valley and we periodically lease 750 acres of land that is used for the growing of vegetables.

We sell our farm commodities to several commercial buyers. As a producer of these commodities, we are in direct competition with other producers within the United States and throughout the world. Prices we receive for our commodities are determined by total industry production and demand levels. We attempt to improve price margins by producing high quality crops through proven cultural practices and by obtaining better prices through marketing arrangements with handlers.

In 2007, we sold 77% of our grape crop to one winery and the remainder to two other customers. These sales are under long term contracts ranging from three to ten years. Our almonds were sold to various commercial buyers, with one of the buyers accounting for 30% of our almond revenues and two others accounting for approximately 20% each. The majority of our pistachios were sold to two customers, with the larger customer purchasing approximately 58% of the crop. We do not believe that we would be adversely affected by the loss of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract. Our 2007 walnut crop was our final harvest of walnuts, and we are removing this orchard to plant winegrapes for which we have a long-term contract.

Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices.

Our water entitlement for 2007 available from the State Water Project was adequate for our farming needs. The State Department of Water Resources has announced its 2008 water supply at 35% of full entitlement. This allocation alone is insufficient for our farming needs, however, combined with other water supplies that local water districts may be able to make available to its farmers, groundwater sources, water transfers from Tejon-Castac Water District, and water banking arrangements, we expect to have a level of water supply that will meet all of our farming requirements. Water from these sources may be more expensive because of pumping costs and transfer costs, but is expected to make up for the water shortfalls that we may experience during the coming year.

See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.”

Customers

In 2007, Calpine accounted for 11% of our revenues from continuing operations.

In 2006, Calpine accounted for 12% of our revenues from continuing operations.

In 2005, Pistachio Growers Incorporated accounted for approximately 19% of our revenue from continuing operations and Calpine accounted for approximately 11% of our revenue from continuing operations.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2007, we had 132 full-time employees. None of our employees is covered by a collective bargaining agreement.

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

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of February 23, 2008, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the board of directors.

Name	Office	Held Since	Age
Robert A. Stine	President and Chief Executive Officer, Director	1996	61

Dennis J. Atkinson	Vice President, Agriculture	1998	57

Teri Bjorn	Vice President, General Counsel and Secretary	2007	54

Joseph E. Drew	Senior Vice President, Real Estate	2001	65

Allen E. Lyda	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	1990	50

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

We are involved in a cyclical industry and are affected by changes in general and local economic conditions. The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:

•	Employment levels

•	Availability of financing

•	Interest rates

•	Consumer confidence

•	Demand for the developed product, whether residential or industrial

•	Supply of similar product, whether residential or industrial

The process of development of a project begins and financial and other resources are committed long before a real estate project comes to market, which could occur at a time when the real estate market is depressed. It is also possible in a rural area like ours that no market for the project will develop as projected.

Higher interest rates and lack of available financing can have significant impacts on the real estate industry. Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

We are subject to various land use regulations and require governmental approvals for our developments that could be denied. In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land, and construction. All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which could adversely impact the financial returns from a given project. Several years ago, the Los Angeles County Planning Department released a set of draft amendments to the Los Angeles County General Plan that would extend a planning overlay designation called “Sensitive Ecological Areas” to cover most of the footprint of the Centennial project. It is not clear what chance this draft has of being adopted by the Los Angeles County Board of Supervisors or what its impact on Centennial would be, but if adopted it would likely involve additional processing time, studies, and findings by county officials, which could have an adverse impact similar to the density provisions described above, and affect the character and intensity of uses permitted in the Centennial project area. In addition, many states, cities and counties (including neighboring Ventura County) have in the past approved various “slow growth” or “urban limit line” measures. If that were to occur in the jurisdictions governing the Company’s land use, our future real estate development activities could be significantly adversely affected.

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

We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, presumed removal of oak trees, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, and criticism of proposed development in rural areas as being “sprawl”. Recent concerns over the impact of development on global warming increases the breadth of potential obstacles that our developments face.

Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TIC–West and East, Centennial and TMV, involve obtaining governmental permits or entitlements. A delay in obtaining governmental approvals could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.

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

Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 28, 2008, directors and members of our executive management team beneficially owned or controlled approximately 34% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.

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

If the downturn in the housing market or the sub-prime lending crisis continues, it could have an adverse effect on our real estate business. Our residential housing projects, Centennial and TMV, are currently in the entitlement phase, and therefore they have not been impacted by the current downturn in the housing market or the sub-prime lending crisis. However, if the downturn in the housing market or the instability of the mortgage industry continues at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected.

We may encounter other risks that could impact our ability to develop our land. We may also encounter other difficulties in developing our land, including:

•	Natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding and heavy winds;

•	Shortages of qualified trades people;

•	Reliance on local contractors, who may be inadequately capitalized;

•	Shortages of materials; and

•	Increases in the cost of certain materials.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. We are currently pursuing entitlements for the Centennial master-planned community on 11,700 acres of this land. See Item 1, “Business—Real Estate Operations.”

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

In addition to our agricultural contract water entitlements, we have an additional entitlement to obtain from the California State Water Project sufficient water to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or Tejon-Castac, a local water district serving only our land and land we have sold in the Tejon Industrial Complex, has 5,278 acre feet of State Water Project entitlement. In addition, Tejon-Castac has approximately 34,000 acre feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between Tejon-Castac and our Company. Tejon-Castac is the principal water supplier to the Tejon Industrial Complex, and would be the principal water supplier for any significant residential and recreational development in TMV.

We have constructed a 150 acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. We subsequently purchased 6,600 acre feet of water from the Antelope Valley-East Kern Water Agency, which has been pumped from the California aqueduct and is currently retained in this water bank. We anticipate adding additional water to this storage facility in 2008. This water is available for our current and future use.

During 2007, project allocations were 60%, and the Wheeler Ridge Water District was able to supply us with 100% of our farming demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the higher-priced State Water Project water. Both the Wheeler Ridge Water District and Tejon-Castac are able to bank (percolate into underground aquifers) some of their excess supplies for future use. The Wheeler Ridge Water District expects to be able to deliver our entire contract water entitlement in any year that the State Water Project deliveries exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if State Water Project deliveries are less than 30% of our entitlement in any year, or if less severe shortages continue for a sustained period of several years, then the Wheeler Ridge Water District may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfers from Tejon-Castac and water banking assets to supply the shortfalls to our farming operations. Water from these sources may be more expensive because of pumping costs and/or transfer costs. Also, as we develop our real estate for residential, commercial and industrial uses, there will be less water available for agriculture from Tejon-Castac. A 35% allocation has been made by the State Water Project for 2008. With this allocation, along with the

Wheeler Ridge Water District’s additional supplies, we believe that we will have adequate water supplies for farming in 2008.

The water contracts with the Wheeler Ridge Water District and with Tejon-Castac require annual payments related to the fixed costs of the California State Water Project and each district, whether or not water is used or available. The Wheeler Ridge Water District contracts also establish a lien on benefited land.

Although no assurance has been given, the water agency serving the Los Angeles County portion of our land, the Antelope Valley-East Kern Water Agency, has indicated, based on water availability, that it could provide a portion of the water needed for Centennial.

Portions of our property also have available groundwater. That source would be sufficient to supply commercial development in the Interstate 5 corridor and provide a portion of the water needed for development at Centennial and TMV. Ground water in the Antelope Valley Basin has recently become the subject of litigation. Please refer to Item 3, “Legal Proceedings.”

During 2007, there were many environmental challenges regarding the moving of state project water through the Sacramento Delta. These challenges resulted in a court ordered shut down of the Delta pumps, which are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. After a temporary contingency pumping plan was approved by the Court, which protects a certain species of fish, the Court allowed the pumps to be turned back on but continued to limit usage. The usage is limited to approximately 50% capacity until all studies are completed as to the environmental impact to the Delta. This curtailment of water from the Delta impacts the delivery of our state water entitlements and during 2008 could limit us to only 50% of our total supply. There are many groups, governmental and private, working together to come up with a solution over the next year to alleviate the curtailment of water from the Delta.

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

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or CFD, a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the TIC-West. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the TIC-West. In 2007, $2,981,000 was reimbursed to the Company through these bond funds. In 2007, 2006, and 2005, the Company paid approximately $940,000, $482,000, and $385,000, respectively, in special taxes related to the CFD. As development continues to occur at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2008 of approximately $440,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

ITEM 3.	LEGAL PROCEEDINGS

The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to environmental conditions on the property currently leased to National:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation, or Lafarge, the current tenant National, and the Company to, among other things, clean up groundwater contamination on the leased property. In 2003, Lafarge and National installed a groundwater pump-and-treat system to clean up the groundwater. The Company is advised that Lafarge and National continue to operate the cleanup system.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the former industrial waste landfills. The Company is advised that the cleanup is complete. Lafarge continues to monitor the groundwater.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have substantially completed the groundwater cleanup and that groundwater monitoring remains an on-going activity.

To date, the Company is not aware of any failure by Lafarge or National to comply with the orders or informal requests of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising directly or indirectly out of their use of the leased premises. The Company believes that all of the matters described above are included within the scope of the National or Lafarge indemnity obligations and that Lafarge and National have sufficient resources to perform any reasonably likely obligations relating to these matters. If they do not and the Company is required to perform the work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. Because the case is still in the early stages and not yet at issue, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows the high and low sale prices for our Common Stock on the New York Stock Exchange for each calendar quarter during the last two years:

	2007		2006
Quarter	High	Low	High	Low
First	$56.95	$45.37	$49.74	$39.71

Second	50.89	44.19	49.43	38.43

Third	47.72	37.70	44.78	37.55

Fourth	44.51	35.80	57.09	41.10

As of February 26, 2008, there were 442 owners of record of our Common Stock.

No dividends were paid in 2007 or 2006 and at this time there is no intention of paying dividends in the future.

For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.

In 2007, the Certification signed by the CEO that he was not aware of any violation by the Company of the existing corporate governance standards of the New York Stock Exchange, or the Exchange, was filed by the Company with the Exchange, as required by Section 303A.12(a) of the Exchange’s Listed Company Manual.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31

(in thousands of dollars, except per share amounts)

	2007	2006	2005	2004	2003
Total revenues from continuing operations, including interest and other income	$35,908	$31,516	$29,309	$21,970	$15,651

Equity in earnings (losses) of unconsolidated joint ventures	$10,580	$1,247	$423	$7	$(348)
Operating income (loss) from continuing operations after tax	$7,333	$(2,729)	$1,546	$(962)	$(3,169)
Income from discontinued operations, net of applicable income taxes	—	—		1,351	242

Net income (loss)	$7,333	$(2,729)	$1,546	$389	$(2,927)

Total assets	$175,503	$159,117	$147,791	$138,204	$98,286
Long-term debt, less current portion	$389	$417	$444	$469	$10,492
Stockholders’ equity	$165,054	$149,030	$138,831	$132,093 (1)	$74,643
Income (loss) per share from, continuing operations, diluted	$0.42	$(0.16)	$0.09	$(0.06)	$(0.22)
Income (loss) per share from, discontinued operations, diluted	$—	$—	$—	$0.09	$0.02
Net income (loss) per share, diluted	$0.42	$(0.16)	$0.09	$0.03	$(0.20)

(1)	Includes net proceeds from a private placement with respect to our common stock and resulting in net proceeds to the Company of approximately $51,656,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Commercial/industrial real estate development and services generates revenues from lease activities, land sales, building sales and leases, oil and mineral royalties and grazing leases. The primary commercial/industrial development is Tejon Industrial Complex, or TIC. Resort/residential land development does not currently produce revenues but is actively involved in the land entitlement process. Within our resort/residential segment, the two active developments are: Tejon Mountain Village and the Centennial master planned community. Farming produces revenues from the sale of grapes, almonds, pistachios, and walnuts.

For 2007 we have net income of $7,333,000 compared to a net loss of $2,729,000 in 2006. The significant improvement in net income is attributable to increased revenues of $2,992,000 from our farming operations, increased commercial revenues of $930,000, decreased corporate expenses of $4,626,000 and significantly improved equity in earnings of unconsolidated joint ventures of $9,333,000. In 2007 revenues from operations grew $3,922,000 to $32,344,000 when compared to 2006. Expenses from operations declined $2,218,000 in 2007 to $34,918,000 compared to the prior year. The growth in commercial revenues of $930,000 resulted from improvements in both base and percentage rents from our power plant lease with Calpine and from increased revenues from ancillary land use. The increase in our farming revenues is primarily due to improved yields on our pistachio crop and walnut crop as compared to 2006. The large improvement in equity in earnings of unconsolidated joint ventures is the result of the sale of the industrial building owned by our Tejon Dermody joint venture. The building was sold in July 2007, resulting in a gain of $17,114,000 before tax, of which we recognized 50%, and which is included as equity in earnings of unconsolidated joint ventures. This was Tejon Dermody’s primary asset, and the entity is now in the process of being dissolved. Corporate expenses decreased in 2007 primarily due to the absence of compensation costs that were incurred in 2006 relating to the successful formation of the TMV LLC joint venture with DMB Associates.

For 2006, we had a net loss of $2,729,000, compared to net income of $1,546,000 for 2005. Revenues from operations for 2006 grew $2,062,000 to $28,422,000. Expenses from operations for 2006 were $37,136,000, an increase of $9,974,000 when compared to 2005. The growth in revenue was due to an improvement in revenue from land sales, increased royalties from oil and minerals, and higher leasing revenue. Our royalty income from oil and minerals grew due to higher prices for oil and cement. Leasing revenue increased due to higher revenues from our power plant lease. The largest components of the increase in expense for the year were staffing costs, including higher stock compensation expense, a significant portion of which was a non-recurring payment incurred upon execution of the TMV LLC joint venture agreement, cost of sales related to our land sales transactions, higher farming crop costs including fixed water, and increased operational costs related to water, repairs and fuel.

During 2008, we will continue to invest funds toward the achievement of entitlements for our land and for infrastructure development within our active industrial developments. The process of securing entitlements for our land is a long, arduous process which could take several years. During the entitlement process, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations provides the reader of our financial statements with a narrative discussion of our results of operations. It contains the results of operations for each business segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 13 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, stock compensation, our future ability to utilize deferred tax assets, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition – The Company’s revenue is primarily derived from lease revenue from our rental portfolio, royalty revenue from mineral leases, sales of farm crops, and land sales. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease unless there is a considerable risk as to collectibility. The financial terms of leases are contractually defined. Royalty revenues are contractually defined and are generally based upon production. Lease revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy.

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

At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and any related inventory costs are recognized, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond crop to be sold in the year following the harvest. Orchard (almonds, pistachios, and walnuts) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community.

For the 2007 orchard crops, we estimated almond revenue to be $6,718,000, or $1.67 per pound on average, pistachio revenue to be $4,802,000, or $1.33 per pound on average, and walnut revenue to be $1,168,000, or $1.03 per pound on average. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2007. Over the last three years, prices received on almonds have ranged from $1.00 to $3.80 per pound. Pistachio prices over the last three years have ranged from $1.05 to $2.30 per pound, and walnut prices have ranged from $0.32 to $1.03 per pound. If we were to assume that our above estimates for 2007 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $386,000, or 3% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $.05 from the midpoint. As an example, the range for almonds in 2007 was $1.62 to $1.72 per pound. If we were to change our estimate of 2007 orchard crop revenues to the low end of the estimated range, there would be no material impact on our liquidity or capital resources.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $34,000, $395,000 and $398,000 in 2007, 2006 and 2005 respectively. The adjustments in these years are related to continuing increases in almond, pistachio and walnut prices prior to the receipt of our final scheduled payments.

Capitalization of Cost – The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and indirect project costs that are clearly associated with the acquisition, development, or construction of a project. Costs currently capitalized that in the future would be related to any abandoned development opportunities will be written off if we determine such costs do not provide any future benefits. Should development activity decrease, a portion of interest, property taxes, and insurance costs would no longer be eligible for capitalization, and would be expensed as incurred.

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

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward, due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During 2007 and 2006, $0.96 per square foot of cost was allocated to sold and leased land as a cost of development. Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

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

Impairment of Long-Lived Assets – We evaluate our property and equipment and development projects for impairment when events or changes in circumstances indicate that the carrying value of assets contained in our financial statements may not be recoverable. The impairment calculation compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted). We recognize an impairment loss equal to the amount by which the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

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

Defined Benefit Retirement Plans – The plan obligations and related assets of our defined benefit retirement plan are presented in Note 12 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Pension benefit obligations and the related effects on operations are calculated using actuarial models. The estimation of our pension obligations, costs and liabilities requires that we make use of estimates of present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

The assumptions used in developing the required estimates include the following key factors:

•	Discount rates;

•	Salary growth;

•	Retirement rates;

•	Expected contributions;

•	Inflation;

•	Expected return on plan assets; and

•	Mortality rates

The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2007, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 5%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our periodic pension cost would increase or decrease approximately $20,000 and our projected benefit obligation would increase or decrease approximately $730,000.

Stock-Based Compensation – We apply the recognition and measurement principles of SFAS No. 123 (R), “Share-Based Payments” in accounting for long-term stock-based incentive plans. During 2007, $333,000 of compensation expense related to grants of stock options was reflected in net income. No stock options were granted during 2007 or 2006. We have not issued any stock options to employees or directors since January 2003. The compensation expense recognized during 2007 is related to options with final vesting dates in 2007. All of our stock options are fully vested and all related expenses have been recognized in our financial statements. See Note 6 of the Notes to Consolidated Financial Statements, “Common Stock and Stock Option Information,” for additional information regarding stock options.

We also make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by $461,000 depending on whether the change in estimate increased or decreased shares vesting.

See Note 7 of the Notes to Consolidated Financial Statements, “Stock Compensation Plan,” for total 2007 stock compensation expense related to stock grants.

New Accounting Pronouncements

The accounting policies adopted during 2007 related to new accounting pronouncements. The impact of the adoption of these policies has been disclosed where material to the consolidated financial statements of the Company.

FASB Statement No.159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” was issued in February 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Any unrealized gains or losses would be reported in earnings at each reporting date. The objective is to improve financial reporting by mitigating volatility in earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting rules. FASB Statement No. 159 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively. We have reviewed FASB Statement No. 159 and we have concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

FASB Statement No. 141 (revised 2007) “Business Combinations,” or Statement No.141(R), was issued in December 2007. This statement is intended to improve the relevance, representational faithfulness and comparability of information reported in respect of a business combination and its effects. The statement establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired and liabilities assumed in a business combination. It also establishes disclosure requirements that allow financial statement users to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have reviewed Statement No. 141(R) and concluded that this pronouncement will not have a material impact on results of operations or our financial condition.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” was issued in December 2007. This statement is designed to improve the relevance, comparability and transparency of consolidated financial statements that include a noncontrolling interest, more commonly known as a minority interest. The statement establishes accounting and reporting standards that address the proper presentation in the financial statements of ownership interest, share of income, changes in ownership and required disclosure upon deconsolidation. FASB Statement No. 160 applies to all entities that prepare consolidated financial statements, but will only affect those entities that have an outstanding noncontrolling interest in one or more subsidiaries. Although we prepare consolidated financial statements, we currently have no outstanding noncontrolling interests, therefore adoption of this statement will have no effect on our results of operation or our financial condition. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

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

Real Estate – Commercial/Industrial

Our commercial/industrial segment profits during 2007 decreased $266,000, or 6%, when compared to 2006 segment profits. The decline in segment profits was driven by an increase in expenses of $1,196,000 that more than offset the $930,000 increase in revenues. The most significant increases in expenses were in compensation costs due to additional staff. We also experienced increased contract and professional service costs related to the issuance of Community Facilities District bonds, or CFD bonds, for TIC-West, legal costs related to a pending land sale, and costs related to a lease and updated operating agreements with the current Travel Centers of America. Property taxes increased due to higher special tax assessments related to outstanding CFD bonds. Increases in many routine operating costs such as fuel, utilities and repairs were driven by underlying higher petroleum prices since many of these items are produced using petroleum derived products. Water costs also increased in this segment due to higher water costs within the local water district. These increased expenses were partially offset by improved revenues. In 2007, we completed the construction commitments required by our 2006 land sales agreements with In-N-Out and Petro. Completion of these improvements resulted in recognition of the remaining $712,000 of revenues relating to these sales. In 2006 we recognized $1,007,000 of this sales revenue. Improvements from both base and percentage rents from our power plant lease with Calpine accounted for an increase in revenues of $240,000. Revenues received from ancillary land use increased $650,000. Partially offsetting these increases was a net decline of $108,000 in mineral revenues due to decreased production of sand/rock mined by our lessee and from our tenant’s planned facility maintenance. A decrease in new construction in the near term could continue to cause a decline in the amount of rock aggregate product, and cement that our lessee’s produce and for which we receive a royalty percentage, however, higher oil prices are helping to offset these declines.

In 2008 we will be focused on continuing the marketing and development of TIC-West and beginning the marketing and development of commercial/industrial product within TIC-East. In July 2007 construction on TIC-East was cleared for commencement as the Fifth Circuit Court of Appeals in Fresno, California upheld the lower court ruling allowing the Company to begin development. We also anticipate receiving final approval in 2008 on our Foreign Trade Zone (or FTZ), application from the U.S. Foreign Trade Zone Board. Approval of our 2006 application for 177 acres of land at TIC was delayed due to U.S. Customs and Border Protection issues related to resource management and jurisdictional oversight.

During December 2005, the tenant of the power plant lease, Calpine, filed for Chapter 11 bankruptcy protection. On June 21, 2006, we received notification that the bankruptcy court had affirmed the power plant lease as part of the bankruptcy reorganization. On January 31, 2008, Calpine emerged from its bankruptcy reorganization. Based on past operating history and

Calpine’s emergence from bankruptcy, we do not expect any changes in our business relationship with Calpine that would negatively impact operating revenues.

Our marketing efforts for TIC-East and West continue to focus on educating potential users about the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that as California’s population continues to grow, we will continue to see increases in industrial activity at TIC. Our development strategy fits very well within the logistics model that companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage.

A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. Temporary or long-term downturns in the economy can also have an adverse impact on our ability to sell or lease our industrial/commercial product. While we have not experienced declining interest in our developments by potential tenants, declining profitability of these potential tenants as a result of a slowing economy is possible in the near term future and could decrease the demand for our buildings.

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

Our commercial/industrial segment profits during 2006 increased $987,000, or 26%, when compared to 2005 commercial/industrial segment profits. The improvement in commercial/industrial segment profits was driven by an increase in revenues of $2,947,000. This increase resulted from land sales of $1,007,000, a $1,577,000 improvement in oil and minerals royalty revenue, and generally higher lease revenues, including those from our power plant lease with Calpine. Revenue from the land sales were only partially recognized in 2006 due to incomplete commitments to construct offsite improvements. The remaining revenues of $712,000 were recognized during the first half of 2007 as the construction commitments were completed. Oil and mineral royalties improved in 2006 due to the higher oil prices and higher prices for cement and rock aggregate product. Revenues from the power plant lease increased due to improved variable rent payments based on the plant’s production. Expenses during 2006 increased $1,960,000 compared to expenses during 2005, primarily as a result of increased compensation costs, the cost of sales and commissions associated with the land sales, increased commercial water charges and increased corporate allocations. The increase in compensation costs of $1,347,000 was principally driven by the compensation costs associated with the execution of the joint venture agreement for TMV, the expensing of stock options and the cost associated with the stock grant program. Cost of sales and commissions increased as a direct result of the land sales to In-N-Out Burger and Petro. Commercial water costs increased $143,000 due to higher operating costs and water costs within the local water district. Corporate allocations increased $276,000 as the commercial/industrial segment’s revenues and assets increased in relation to other operating segments.

See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Real Estate – Resort/Residential

Our resort/residential segment activities include land planning and entitlement activities related to our potential residential developments, which include the Centennial master-planned community and TMV. Each of our resort/residential projects is being developed through a joint venture in which the Company is a 50% partner. Such joint venture agreements provide a source of capital and allow the significant costs and business risks inherent in these projects to be shared with our venture partners. The resort/residential segment had an operating loss of $3,512,000 during 2007, an increase of $104,000, or 3% when compared to the prior year. The increase in expenses when compared to 2006 was attributable to increased staffing costs of $418,000 including salary and stock compensation costs (net of amounts capitalized) for additional professional staff to administer and oversee our residential projects. These employees monitor regulatory and environmental issues and provide necessary oversight functions for our joint ventures. The increase in cost for this additional staff more than offset the absence of the TMV-related compensation costs that were incurred in 2006. Temporary office accommodation for these additional staff resulted in an increase in lease costs in 2007 as compared to 2006. Offsetting these increases was a decline in professional service fees due to the absence of TMV-related formation costs and reduced lake maintenance costs due to the lack of rainfall.

Near-term activities within this segment will be focused on obtaining entitlements for the Centennial project, located in Los Angeles County, and TMV, located in Kern County. The resort/residential segment will continue to experience increases in costs in the future related to professional service fees, public relations costs, and staffing costs as we continue the entitlement process for the above developments. The actual timing and completion of entitlement-related activities is difficult to predict due to the uncertainties of the approval process and the likelihood of litigation upon approval of our entitlements in the future. It could take several years to ultimately receive the required regulatory approvals. In the course of pursuing these development activities we routinely engage in conversations with environmental groups and government agencies that could have an interest in or influence over the planned future activities that we undertake on our land. Land development impacts diverse groups with varying concerns and we regularly meet with many of these groups to insure that we address these concerns proactively in order to allow our development plans to proceed with the most amount of support and concurrence. From time to time, we have granted conservation easements, sold land and taken other similar steps to facilitate development activities. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.

The recent downturn in the housing industry has not impacted our business plans to date. Since we are in the entitlement phase of development, we currently do not have an approved project and therefore we do not have inventory for sale in the market. The housing industry downturn has impacted the perception of current land values due to the numerous write downs home builders have recently taken regarding land inventory. This perception of land value has impacted our stock price but has not impacted the values within our active industrial development.

In 2006 the resort/residential segment had an operating loss of $3,408,000, an increase of $912,000 when compared to 2005. The increase in expenses in 2006 compared to 2005 was mainly attributable to increased compensation costs of $565,000. Compensation related to the execution of the TMV LLC joint venture, stock option and stock grant expenses and the addition of staff to the resort/residential segment all contributed to this increase. Contract and professional service fees relating to the completion of the TMV LLC joint venture agreement and to other environmental programs and research increased $375,000. Additionally, costs associated with lake maintenance increased $232,000 in 2006 compared to 2005. These increases were partially offset by decreased marketing and insurance costs.

See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Farming

Farming segment profits were $4,972,000 in 2007, an increase of $1,884,000, or 61%, when compared to the prior year. The improvement in 2007 farming segment profits is due to improved revenues of $2,992,000 more than offsetting increased expenses of $1,108,000. The increase in revenues is driven by significantly higher yields for both pistachios and walnuts as compared to 2006 yields. These improvements were partially offset by lower land lease revenues. Expenses in our farming segment increased $1,108,000 primarily due to higher costs associated with the production of our crops due to increased wages, chemicals and fertilizers that are derived from petroleum based products. In 2007, crop production costs increased $1,946,000 compared to 2006, but this increase was offset by a decline in water costs of $453,000 in 2007 due to a 65% allocation of water from the local water district. The increased crop production costs were also offset by a decline in administrative salary costs of $314,000 due to the absence of the TMV-related formation compensation costs in 2007.

Grape revenues for the 2007 crop declined $111,000 as compared to 2006 due to slightly lower prices. Grape production in 2007 increased by approximately 200 tons as compared to 2006, but the lower grape prices more than offset this increase. Grape prices are remaining relatively stable in spite of this slight decline in prices in 2007. The expected future demand for our product led to additional plantings in 2006 from which we expect the first crop in 2008. We have long term contracts for our grape crops ranging from three to ten years.

Almond revenues of $6,718,000 in 2007 were in line with 2006 revenues of $6,750,000. Our 2007 almond revenues include $3,595,000 of revenue from the sale of 2006 crop almonds in 2007 as compared to $3,754,000 of 2006 farming revenues attributable to the sale of 2005 crop almonds. These sales reflect amounts held in inventory at the end of the prior year and sold in the following calendar year. Almond prices have fallen from the record levels experienced in late 2005, but are still relatively high compared to historical prices. Total production of almonds was approximately 2,976,000 pounds in 2007 as compared to 3,390,000 pounds in 2006. We are carrying approximately 1,000,000 pounds of our 2007 almond crop into 2008 as they were unsold at December 31, 2007. In 2006 we carried over approximately 2,000,000 pounds of almonds into 2007. These amounts are held at the lower of cost or market on our balance sheet and are classified as inventory.

Thus far in 2008, the price for almonds has remained relatively stable, but the demand has improved as compared to demand in late 2007 when there was a notable temporary absence of buyers in the market. We do not expect the current range of almond prices of $1.65 to $2.00 to continue to climb over an extended period of time, but we do expect prices to stay above historical averages due to current demand levels. Our long-term expectations are that our almond crop prices will decrease based on industry projections that almond production will continue to increase in the future.

Pistachio revenues increased $2,187,000 in 2007 to $4,802,000. Yields increased 2,350,000 pounds due to 2007 being an “on” production year in the alternate-bearing production cycle for pistachios and this improved yield more than offset the decline in prices from an average of $2.11 per pound in 2006 to $1.33 per pound in 2007. The price decline for pistachios that we experienced is attributable to the large production increase in 2007. We expect our 2008 revenues from pistachios to decline when compared to 2007 due primarily to lower production yields for this “off” production year. If prices continue to decline, our revenues will be adversely impacted.

Walnut revenues from the 2007 crop were $1,168,000, an increase of $993,000 when compared to the 2006 crop. The 2007 walnut yields improved 820,000 pounds due to better weather conditions for walnut crops in 2007 as compared to 2006. We also recognized $319,000 of insurance proceeds during 2007 related to the 2006 walnut crop. Due to the significant decline in the 2006 walnut crop yield of less than 75% of its average expected production, the crop qualified for an insurance payment. The inconsistent performance of the walnuts in the last several years has led us to remove these trees from production in order to prepare for a new Rubired grape vineyard. We began removal of the trees in late 2007.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With current worldwide grape production more in line with worldwide demand, the pressure on prices has been alleviated at the present time and grape prices should stabilize at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that demand for product has remained very strong both in the United States and in export markets and at this time this trend is expected to continue. However, improved global production or a significant increase in the value of the dollar could negatively impact exports and hurt the current pricing for almonds.

Farming segment profits were $3,088,000 in 2006, a decrease of $2,695,000 when compared to 2005. The decline in 2006 farming segment profits was due to both a decrease in farm revenues of $885,000 and increased expenses of $1,810,000. The drop in revenue was primarily due to a decline in crop revenues of $480,000, combined with the absence of the prior year’s water settlement amount of $479,000. Higher compensation costs, fixed water costs, corporate allocations, insurance and the direct costs incurred to produce the farm crops all contributed to the increase in farming expenses. Staffing costs increased $465,000 due to compensation related to the successful completion of the TMV LLC joint venture agreement, the commencement of expensing of stock options, higher stock grant expense and costs for additional staff. Water costs increased $372,000 due to higher variable water cost charges that are related to the movement of water out of the California Aqueduct to our orchards and vineyards.

Grape revenues for the 2006 crop of $2,253,000 represented a marginal decline compared to the 2005 grape crop revenue of $2,337,000. A drop in grape production in 2006 of 300 tons contributed to the decreased revenue and resulted from the late completion of the 2006 harvest.

Almond revenues increased $2,061,000 during 2006 to $6,750,000. The increase in almond revenue was primarily the result of the large carryover of approximately 1,600,000 pounds of 2005 crop almonds that were sold during 2006. These almonds were inventoried at the end of 2005 and contributed $3,754,000 to 2006 revenue. The revenues from the 2005 crop carryover in 2006 exceeded the comparable carryover of 2004 crop sales revenue of $1,944,000 in 2005 by $1,810,000. Almond revenues generated from the 2006 crop year were $167,000, a decline when compared to the revenues from the 2005 crop year of $2,891,000. Total production of almonds was approximately 3,390,000 pounds in 2006, an increase of 900,000 over 2005. Of the total almond production, approximately 2,000,000 pounds were carried in 2006 year-end inventory.

Pistachio revenue totaled $2,615,000 in 2006, a decrease of $2,451,000 when compared to 2005. The decrease in revenue was primarily driven by a decline in production of 780,000 pounds combined with a price decline from $2.28 per pound in 2005 to $2.11 per pound in 2006. This change in production accounted for approximately $1,778,000 of the decrease in revenue when compared to 2005, while the change in price accounted for the remainder of the difference. The decrease in price was attributable to the relatively smaller size of the 2006 pistachio nut compared to 2005. The producer cannot demand the same level of pricing for a smaller product, which resulted in the lower prices.

Walnut revenue from the 2006 crop was $175,000, compared to $331,000 in 2005. Additional 2005 crop revenues of $182,000 were recognized in 2006, due to grower price adjustments. Our 2006 walnut crop production only reached 30% of our 2005 crop level and consequently qualified for an insurance payment under catastrophic insurance. The age of our walnut orchard contributed to the decline in production.

For further discussion of the farming operations, refer to Item I, “Business—Farming Operations.”

Interest

Investment income for 2007 of $3,509,000 represented a $534,000 increase compared to 2006. This increase in investment income was due to an increase in average funds invested during 2007 compared to 2006, and improving yields on new invested funds. Similarly, investment income for

2006 of $2,975,000 represented a $410,000 increase over the 2005 amounts for the same reasons that contributed to the increase in 2006, in addition to the receipt of interest on loans to joint ventures.

Interest expense was $70,000 in 2007, the same as in both 2006 and 2005. Interest incurred and paid during 2007 was $129,000 compared to $182,000 in 2006 and $133,000 in 2005, of which $59,000, $112,000 and $63,000 respectively were capitalized.

Corporate Expenses

Corporate expenses decreased $4,626,000 to $8,547,000 during 2007. The decrease during 2007 is due primarily to the absence of $4,171,000 of compensation costs incurred in 2006 upon successful completion of the TMV LLC joint venture agreement. Charitable donations decreased in 2007 by $347,000 because the prior year included contributions of stock that were not repeated in 2007. Directors’ stock compensation costs decreased $102,000 in 2007 due to a decline in the stock price used to compute the expense.

Corporate expenses increased $5,292,000 to $13,173,000 during 2006. The increase during 2006 was due to increased charitable donations of $372,000, higher staffing costs, expensing of stock options, and non-recurring cash and stock compensation cost of $4,171,000 that was incurred upon execution of the TMV LLC joint venture agreement. These increases were partially offset in 2006 by the allocation of more costs to operating segments and a decrease in our Delaware holding company expenses.

Equity in Earnings of Unconsolidated Joint Ventures

During 2007, we recognized net earnings of $10,580,000 from unconsolidated joint ventures. The largest single component of these earnings consisted of our portion of the gain that was realized on the sale of the industrial building owned by the Tejon Dermody joint venture. The building was sold for a pretax gain of $17,114,000, of which we recognized 50%. As a result of the divestiture of Tejon Dermody’s primary asset, this joint venture is in the process of being dissolved. We do not anticipate any material costs will be incurred during this process which should be completed during 2008. The balance of the net earnings from joint ventures consisted of earnings from Petro of $2,070,000 and losses from Five West Parcel of $56,000, losses from TMV LLC of $15,000 and losses from Centennial Founders of $178,000. Earnings from our Petro joint venture continued to improve in 2007 due to improved gross margins and cost reductions. Our original partner in the Petro joint venture, Petro Stopping Centers, was purchased by Travel Centers of America in 2007. However, this change of ownership has had no impact on the operations of our jointly owned Petro Travel Plaza LLC, and we do not anticipate any impact in the future. Losses from the Centennial and TMV joint ventures did not vary significantly from those incurred in 2006.

Within our Centennial joint venture two of our partners, Pardee Homes and Standard Pacific, are home builders. As with other home builders their businesses have declined over the last eighteen months and their internal financing has become more difficult. At the present time, despite the current market in housing, both of these partners continue to be committed to the

Centennial development. If it becomes necessary for one or more of our current partners to leave the joint venture, the Centennial joint venture operating agreement requires the exiting partner to leave its capital contributions in the venture. Its capital investment would be paid back in the future from operating profits.

Construction of a 606,000 square foot speculative industrial building began in 2007 and the building was completed during February 2008. This building is being constructed by our Five West Parcel joint venture and is financed by a construction loan that matures in 2010. Potential tenants have shown interest in the building and we anticipate leasing the building in 2008. Currently, approximately 450,000 square feet within the building is being leased on a temporary basis by Ikea.

During 2006, we recognized net earnings of $1,247,000 from unconsolidated joint ventures. Our portion of earnings consisted of profits from the Petro joint venture of $1,752,000, losses from the Tejon Dermody joint venture of $93,000, losses from the Centennial joint venture of $185,000, losses from the Five West Parcel joint venture of $67,000, and a loss from the TMV LLC joint venture of $160,000. During 2006, the Petro joint venture produced a significant increase in total profits when compared to 2005. The increase in 2006 was largely due to lower operating costs and improved fuel margins. Operating losses improved within the Tejon Dermody joint venture due to the leasing of a building within that joint venture during the third quarter of 2005. The Centennial joint venture loss increased $130,000 when compared to the prior year due to a decrease in revenues from hay and alfalfa sales.

Income Taxes

For financial statement purposes, our effective tax rate for 2007 was 36% after taking into consideration permanent and temporary timing differences. The tax expense for 2007 was $4,167,000. During 2007, our largest permanent tax difference was related to depletion allowances. Out tax liability at December 31, 2007 of $1,359,000 reflects full utilization of our 2006 net operating loss and other available carry forwards. Additionally, temporary timing differences and the tax benefit from the exercise of stock options reduced our liability.

For 2007, we had net deferred tax assets of $5,063,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, stock grant expense and deferred accounting gains on land sales. Deferred tax liabilities consist of deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.

Liquidity and Capital Resources

Cash Flow and Liquidity. Our strong financial position allows us to pursue our strategies of land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, ensure adequate future water supplies, and provide funds for general land development activities.

Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.

Our cash, cash equivalents and short-term marketable securities totaled approximately $77,013,000 at December 31, 2007, a decrease of $1,053,000 from the corresponding amount at the end of 2006. Cash and marketable securities decreased in 2007 due to a variety of factors. Significant cash inflows including net maturities of investment securities of $6,753,000, distributions of $9,198,000 from joint ventures, and cash from the exercise of stock options of $2,144,000, were more than offset by investments in our real estate projects and joint ventures of $16,342,000, purchases of water inventory of $1,871,000 and tax payments of $2,813,000.

The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2007	2006	2005
Operating activities	$8,163	$2,190	$6,336
Investing activities	$(5,831)	$(3,080)	$(15,393)
Financing activities	$2,460	$5,438	$2,479

Net cash provided by operations during 2007 increased to $8,163,000 from $2,190,000 in 2006, primarily as a result of the increase in 2007 net revenue. The non-cash nature of some of our operating expenses such as stock compensation and depreciation also helped to improve net cash, while increases in deferred taxes, prepaid expenses, inventories, accounts receivable and earnings of unconsolidated joint ventures utilized operating funds. Net cash provided by operations during 2006 decreased to $2,190,000 from $6,336,000 in 2005. The decrease in 2006 was due to the operating loss incurred in 2006 coupled with increases in deferred tax assets, prepaid expenses and income tax payments which all utilized operating funds. Non-cash expenses such as depreciation and stock compensation expense helped to offset the use of funds in 2006.

During 2007 we invested $5,831,000 into our operations. These investments were primarily related to investments in property and equipment including our real estate projects. We also contributed $6,455,000 to our unconsolidated joint ventures with $4,586,000 of this amount invested in the Five West Parcel joint venture for construction of an industrial building. Maturing marketable securities, reimbursement proceeds from CFD bonds and a distribution from the Five West Parcel joint venture of $1,182,000 of equity upon securing a construction loan provided offsetting inflows of funds. During 2006 we invested $3,080,000 into our operations. These investments were primarily related to investments in marketable securities of $26,378,000 and in capital investment projects of $11,789,000. The capital investment projects are primarily related to our real estate development activities. Maturing marketable securities, proceeds from the sale of CFD bonds, and distributions of equity from joint ventures partially offset these uses. The distribution of equity from joint ventures is related to the establishment of TMV LLC and to the repayment of loans made to Tejon Dermody.

Capital investments were $9,887,000 in 2007 compared to $11,789,000 in 2006 and $11,138,000 in 2005. Capital investments for these years were primarily dominated by investments in our real estate projects and our farming operations. Capital investments in our real estate projects are primarily related to infrastructure development and to the capitalization of costs related to our entitlement activities in our real estate projects. We anticipate that our capital investment requirements for 2008 could be as high as $45,000,000 to $50,000,000. These estimated investments include approximately $19,600,000 of infrastructure and entitlement investment for real estate development projects and approximately $2,213,000 of investment within our farm operations for the development of a new grape vineyard and the replacement of equipment. In 2008 we expect to contribute $9,000,000 to our various joint ventures and make other capital investments of $17,215,000. Of this other capital investment amount, we expect approximately $12,500,000 will be invested in the purchase of water inventory and water-related contracts. We are adding to our current water assets to help secure our ability to supply water to our future real estate developments and as a future investment, since we believe that the cost of water in California will continue to increase. Investments in water are expected to continue at varied levels in future years.

Our funds provided by financing activities of $2,460,000 during 2007 resulted from cash received from the exercise of stock options and tax benefits from stock-based compensation. Our funds provided by financing activities of $5,438,000 during 2006 also resulted from cash received from the exercise of stock options and tax benefits from stock-based compensation.

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

Capital Structure and Financial Condition. Management considers our capital structure and financial condition to be solid. At December 31, 2007, total capitalization was $165,471,000, consisting of $417,000 of debt and $165,054,000 of equity and resulting in a debt-to-total-capitalization ratio of less than one percent, which is comparable to the prior year’s debt-to-total-capitalization ratio.

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2007, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2010. This note is unsecured. The outstanding long-term debt, less current portion of $28,000, is $389,000 at December 31, 2007. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. As noted above, we have $77,013,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2007, to be paid over the next five years:

	Payments Due by Period ($ in thousands)
	Total	< 1 year	1-3 years	3-5 years	More than 5 years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$417	$28	$64	$72	$253
Interest on fixed rate debt	149	27	48	39	35
Line of credit commitment fees	99	99	—	—	—
Cash contract commitments	3,635	3,635	—	—	—

Total contractual obligations	$4,300	$3,789	$112	$111	$288

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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, a small land lease, several vehicles, and a temporary trailer providing office space and average approximately $23,000 per month.

As discussed in Note 12 to the Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Any payments related to the supplemental executive retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. During 2007, we made approximately $465,000 in pension plan contributions, compared to $615,000 in pension plan contributions in 2006. We estimate that we will contribute approximately $350,000 to the pension plan in 2008.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to the CFD.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1-3 Years	4-5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—

Total other commercial commitments	$4,584	$4,584	$—	$—	$—

The standby letter of credit is related to the issuance of CFD bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. The standby letter of credit, if drawn upon, would not have a material impact upon the Company’s liquidity, capital resources, or market or credit risk support. This letter of credit is for a two-year period and will be renewed if necessary in 2009.

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

The Company is exposed to interest rate risk on its long-term line of credit, which currently has no outstanding balance, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt ($417,000) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At December 31, 2007, we had no outstanding interest rate swap agreements. However, Petro, an unconsolidated joint venture, has an interest rate swap agreement with respect to $6,000,000 of its long-term debt to manage interest rate risk by converting floating-interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income. As of December 31, 2007, the Company’s portion of the fair value of the interest rate swap was a loss of $39,000. Estimated fair value of the swap was determined by market price quotes as of December 31, 2007, received from the joint venture’s bank.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2007

($ in Thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value 12/31/07
Assets:
Marketable securities	$10,030	$29,835	$6,736	$11,498	$6,671	$2,904	$67,674	$67,559
Weighted average interest rate	4.01%	4.03%	4.42%	5.19%	4.78%	4.88%	4.37%

Liabilities:

Long-term debt	$28	$31	$33	$35	$37	$253	$417	$417
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

In comparison to the prior years, our risk with regard to fluctuations in interest rates has decreased related to the use of debt because there is no outstanding balance on our line of credit. Our risk with regard to fluctuations in interest rates has also decreased slightly related to marketable securities since these balances have also decreased compared to the prior year.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2007 almond production and 2008 crop production. The farming costs inventoried are recorded as actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at December 31, 2007, $7,091,000 is at risk to changing prices. Of that amount, $2,727,000 is attributable to almonds, $3,407,000 to pistachios, and $957,000 to walnuts. The comparable amounts of accounts receivable at December 31, 2006 were $2,290,000 related to almonds, $1,791,000 related to pistachios, and $115,000 to walnuts. The price estimated for recording accounts receivable at December 31, 2007 was $1.67 per pound for almonds. For every $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $16,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.00 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $1.33 per pound, so for each $0.01 change in the price of pistachios, our receivable increases or decreases by $26,000, and the range of final prices over the last three years for pistachios has been $1.05 to $2.30. The price estimated for recording accounts receivable for walnuts was $1.03 per pound. For every $0.01 change in the price of walnuts, our receivable increases or decreases by $9,000. The final price for walnuts has averaged from $0.32 to $1.03 over the last three years.

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

In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Tejon Ranch Co.

We have audited Tejon Ranch Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tejon Ranch Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Tejon Ranch Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 27, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2008 Annual Meeting of Stockholders.

(b)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows aggregated information as of December 31, 2007 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2007, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 6 and Note 7 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a) (c)
Stock options granted	558,685	24.26	36,292

Restricted stock grants and restricted stock units at target goal achievement	480,961	Final price determined at time of vesting	36,292

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page Number
(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements:

	1.1	Report of Independent Registered Public Accounting Firm	56

	1.2	Consolidated Balance Sheets – December 31, 2007 and 2006	57

	1.3	Consolidated Statements of Operations - Years Ended December 31, 2007, 2006 and 2005	58

	1.4	Consolidated Statements of Stockholders’ Equity - Three Years Ended December 31, 2007	59

	1.5	Consolidated Statements of Cash Flows - Years Ended December 31, 2007, 2006, and 2005	60

	1.6	Notes to Consolidated Financial Statements	61

2.	Supplemental Financial Statement Schedules:

	None.

3.	Exhibits:

	3.1	Restated Certificate of Incorporation	FN 1

	3.2	By-Laws	FN 1

	4.1	Form of First Additional Investment Right	FN 2

	4.2	Form of Second Additional Investment Right	FN 3

	4.3	Registration and Reimbursement Agreement	FN 12

	10.1	Water Service Contract with Wheeler

	Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Non-Employee Director Stock Incentive Plan	FN 5

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*1998 Stock Incentive Plan	FN 5

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract—Robert A. Stine	FN 5

10.15	*Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Operating Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

10.21	*2004 Stock Incentive Program	FN 11

10.22	*Form of Restricted Stock Agreement	FN 11

10.23	*Form of Restricted Stock Unit Agreement	FN 11

10.24	Tejon Mountain Village LLC Operating Agreement	FN 13

21	List of Subsidiaries of Registrant	84

23	Consent of Ernst & Young LLP	85

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	86

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	87

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	88

99.1	Financial Statements of Tejon Dermody LLC	89

*	Management contract, compensatory plan or arrangement.
FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
FN 7	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Periodic Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

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

TEJON RANCH CO.

DATE: February 29, 2008	BY:	/s/ Robert A. Stine
Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 29, 2008	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ John L. Goolsby	Director	February 29, 2008
John L. Goolsby

/s/ Barbara Grimm-Marshall	Director	February 29, 2008
Barbara Grimm-Marshall

/s/ Norman Metcalfe	Director	February 29, 2008
Norman Metcalfe

/s/ George G.C. Parker	Director	February 29, 2008
George G.C. Parker

/s/ Robert Ruocco	Director	February 29, 2008
Robert Ruocco

/s/ Kent Snyder	Director	February 29, 2008
Kent Snyder

/s/ Geoffrey Stack	Director	February 29, 2008
Geoffrey Stack

/s/ Robert A. Stine	Director	February 29, 2008
Robert A. Stine

/s/ Michael H. Winer	Director	February 29, 2008
Michael H. Winer

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2007

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

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Tejon Ranch Co.

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2008

Tejon Ranch Co. and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$9,454	$4,662
Marketable securities	67,559	73,404
Accounts receivable	9,352	7,835
Inventories	4,129	2,578
Prepaid expenses and other current assets	9,059	7,481

Total current assets	99,553	95,960

Property and equipment, net	50,357	45,657
Investments in unconsolidated joint ventures	24,464	16,628
Other assets	1,129	872

Total assets	$175,503	$159,117

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,511	$1,553
Other accrued liabilities	656	658
Deferred income	572	1,309
Income taxes payable	1,359	—
Current portion of long-term debt	28	27

Total current liabilities	4,126	3,547
Long-term debt, less current portion	389	417
Long-term deferred gains	1,688	1,688
Other liabilities	2,954	2,656

Pension liability	1,292	1,779
Commitments and contingencies
Stockholders’ equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 16,899,982 in 2007 and 16,776,049 in 2006	8,450	8,388
Additional paid-in capital	118,370	110,558
Accumulated other comprehensive loss	(2,071)	(2,888)
Retained earnings	40,305	32,972

Total stockholders’ equity	165,054	149,030

Total liabilities and stockholders’ equity	$175,503	$159,117

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31
	2007	2006	2005
Revenues:
Real estate - commercial/industrial	$16,940	$16,010	$13,063
Farming	15,404	12,412	13,297

Total revenues	32,344	28,422	26,360
Costs and expenses:
Real estate - commercial/industrial	12,427	11,231	9,271
Real estate - resort/residential	3,512	3,408	2,496
Farming	10,432	9,324	7,514
Corporate expenses	8,547	13,173	7,881

Total expenses	34,918	37,136	27,162

Operating loss	(2,574)	(8,714)	(802)
Other income (expense):
Investment income	3,509	2,975	2,565
Other	55	119	384
Interest expense	(70)	(70)	(70)

Total other income	3,494	3,024	2,879

Income (loss) from operations before equity in earnings of unconsolidated joint ventures	920	(5,690)	2,077

Equity in earnings of unconsolidated joint ventures, net	10,580	1,247	423

Income (loss) from operations before income tax provision (benefit)	11,500	(4,443)	2,500
Income tax provision (benefit)	4,167	(1,714)	954

Net income (loss)	$7,333	$(2,729)	$1,546

Net income (loss) per share, basic	$0.43	$(0.16)	$0.09

Net income (loss) per share, diluted	$0.42	$(0.16)	$0.09

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three years ended December 31, 2007

($ in thousands, except shares outstanding)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2004	16,386,499	$8,193	$91,388	$(1,643)	$34,155	$132,093
Net income	—	—	—	—	1,546	1,546
Changes in unrealized losses on available-for-sale securities, net of taxes of $553	—	—	—	(737)	—	(737)
Benefit plan adjustments, net of taxes of $497	—	—	—	(665)	—	(665)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $61	—	—	—	80	—	80

Comprehensive income						224

Additional cost related to private placement	—	—	(6)	—	—	(6)
Exercise of stock options and related tax benefit of $989	114,602	58	3,439	—	—	3,497
Restricted stock issuance	6,411	3	279	—	—	282
Stock compensation	—	—	2,741	—	—	2,741

Balance, December 31, 2005	16,507,512	8,254	97,841	(2,965)	35,701	138,831
Net income (loss)	—	—	—	—	(2,729)	(2,729)
Changes in unrealized losses on available-for-sale securities, net of taxes of $104	—	—	—	139	—	139
Adjustment to initially apply FASB 158, net of taxes of $33	—	—	—	43	—	43
SERP liability adjustment, net of taxes of $84	—	—	—	(111)	—	(111)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $5	—	—	—	6	—	6

Comprehensive income						(2,652)

Exercise of stock options and related tax benefit of $1,329	171,017	85	5,380	—	—	5,465
Restricted stock issuance	22,277	12	542	—	—	554
Stock compensation	70,507	35	6,597	—	—	6,632
Charitable contribution of stock	4,736	2	198	—	—	200

Balance, December 31, 2006	16,776,049	$8,388	$110,558	$(2,888)	$32,972	$149,030
Net income	—	—	—	—	7,333	7,333
Changes in unrealized losses on available-for-sale securities, net of taxes of $457	—	—	—	692	—	692
Benefit plan adjustments, net of taxes of $44	—	—	—	67	—	67
SERP liability adjustment, net of taxes of $79	—	—	—	120	—	120
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $41	—	—	—	(62)	—	(62)

Comprehensive income						8,150

Exercise of stock options and related tax benefit of $343.	101,539	51	2,436	—	—	2,487
Restricted stock issuance	22,394	11	(11)	—	—	—
Stock compensation	—	—	5,387	—	—	5,387

Balance, December 31, 2007	16,899,982	$8,450	$118,370	$(2,071)	$40,305	$165,054

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31
	2007	2006	2005
Operating Activities
Net income (loss)	$7,333	$(2,729)	$1,546
Items not affecting cash:
Depreciation and amortization	2,410	2,176	2,264
Deferred income taxes	(976)	(1,677)	(1,007)
Tax benefit from exercise of stock options	—	—	989
Gain from sale of real estate	(712)	(804)	(571)
Non-cash straight line rent income	(562)	(735)	(945)
Non-cash expense of retirement plans	586	974	329
Gain (loss) on sales of assets	25	(29)	5
Equity in (earnings) losses of unconsolidated joint ventures, net	(10,580)	(1,247)	(423)
Distribution of earnings from joint ventures	8,016	1,200	—
Non-cash issuances of stock and stock compensation expense	5,387	7,186	3,023
Excess tax benefit from stock-based compensation	(343)	(1,329)	—
Charitable contribution of stock	—	200	—
Changes in certain current assets and current liabilities:
Accounts receivable	(1,802)	895	691
Inventories	(1,571)	(495)	(747)
Prepaid expenses and other current assets	(338)	(193)	(19)
Trade accounts payable and other accrued liabilities	(44)	(115)	462
Current deferred income	(25)	(12)	136
Income taxes payable	1,359	(1,076)	593

Net cash provided by operating activities of continuing operations	8,163	2,190	6,326
Investing Activities
Maturities of marketable securities	28,697	14,910	6,440
Funds invested in marketable securities	(21,944)	(26,378)	(12,188)
Reimbursement proceeds from community facilities district	2,981	3,524	—
Proceeds from sale of real estate	—	2,667	742
Distribution of equity from joint ventures	1,182	14,735	1,298
Property and equipment disposals	33	41	46
Property and equipment expenditures	(9,887)	(11,789)	(11,128)
Investment in unconsolidated joint ventures	(6,455)	(126)	(374)
Other	(438)	(664)	(219)

Net cash used in investing activities of continuing operations	(5,831)	(3,080)	(15,383)
Financing Activities
Payments on short-term debt	—	(5,400)	—
Borrowing of short-term debt	—	5,400	—
Repayment of long-term debt	(27)	(27)	(23)
Additional cost relating to private placement	—	—	(6)
Excess tax benefit from stock-based compensation	343	1,329	—
Exercise of stock options	2,144	4,136	2,508

Net cash provided by financing activities	2,460	5,438	2,479
Increase (decrease) in cash and cash equivalents	4,792	4,548	(6,578)
Cash and cash equivalents at beginning of year	4,662	114	6,692

Cash and cash equivalents at end of year	$9,454	$4,662	$114

Supplemental Cash Flow Information
Interest paid (net of amounts capitalized)	$70	$70	$70

Taxes paid (net of refunds)	$2,813	$1,039	$376

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co. and the accounts of all subsidiaries and investments in which a controlling interest is held by Tejon Ranch Co., or the Company. All significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain amounts included in the 2006 balance sheet and the 2006 and 2005 statements of cash flows have been reclassified to conform to the current year presentation. The balance sheet reclassification is necessary to appropriately classify the long term nature of certain deferred gains and the cash flow statement reclassifications conform to current year presentation for a non-cash item.

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

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures in which the Company has less than a controlling interest, or is not the primary beneficiary if the joint venture is determined to be a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, or FIN 46, are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions, and the Company’s equity in net earnings or loss of the respective joint venture.

Fair Values of Financial Instruments

The fair values of financial instruments are based on quoted market prices, where available, or are estimated using present value or other valuation techniques. Estimated fair values are significantly affected by the assumptions used.

The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable and other accrued liabilities reported on the balance sheet approximate their fair values due to the short-term nature of the instruments. See Note 2, “Marketable Securities”, and Note 5, “Short-Term and Long-Term Debt”, for additional discussion of the fair values of marketable securities and debt instruments, respectively.

Credit Risk

The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at their estimated fair values in the consolidated balance sheets.

In 2007, Calpine, a tenant who leases land for a power plant, accounted for 11% of our revenues. In 2006, Calpine, accounted for 12% of our revenues. During 2005, Pistachio Growers Incorporated accounted for approximately 19% of revenue from continuing operations and Calpine, accounted for approximately 11% of revenue.

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

At the time crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard (almonds, pistachios, and walnuts) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company’s fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $34,000 in 2007, $395,000 in 2006 and $398,000 in 2005 respectively. The adjustments in these years are related to continuing increases in almond, pistachio and walnut prices prior to the receipt of our final scheduled payments.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2007, 2006, and 2005, no such withholding was mandated.

Common Stock Options and Grants

The Company follows SFAS No. 123(R) “Share-Based Payment,” in accounting for stock incentive plans. Beginning in 2006, the Company expensed the cost of stock options granted in prior years that are continuing to vest. Prior to 2006, the Company followed Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for stock options and under which no cost related to grants of stock options was reflected in net income (loss).

Restricted stock grants and restricted stock units are expensed over the expected vesting period. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update its estimates and reflect any changes to the estimate in the income statement.

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted-average number of shares of common stock outstanding during the year (16,858,033 in 2007, 16,645,031 in 2006, and 16,478,105 in 2005). Diluted net income per share is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and the vesting of restricted stock grants and performance share grants per SFAS No. 128, “Earnings Per Share” (17,544,478 in 2007, 17,554,947 in 2006, and 16,949,667 in 2005). The weighted-average additional number of shares relating to dilutive stock options was 686,445 in 2007, 909,916 in 2006, and 471,562 in 2005. For 2006, diluted net loss per share from continuing operations is based on the weighted-average number of shares of common stock outstanding because the impact of stock options and unvested stock grants is antidilutive.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2007 and 2006, management of the Company believes that none of its assets are impaired.

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

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2007 or 2006.

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

New Accounting Pronouncements

The accounting policies adopted during 2007 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

FASB Statement No.159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” was issued in February 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Any unrealized gains or losses would be reported in earnings at each reporting date. The objective is to improve financial reporting by mitigating volatility in earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting rules. FASB Statement No. 159 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company has reviewed FASB Statement No. 159 and concluded that this pronouncement will not have a material impact on results of operations or the Company’s financial condition.

FASB Statement No. 141 (revised 2007) “Business Combinations,” or Statement No. 141(R), was issued in December 2007. This statement is intended to improve the relevance, representational faithfulness and comparability of information reported in respect of a business combination and its effects. The statement establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired and liabilities assumed in a business combination. It also establishes disclosure requirements that allow financial statement users to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has reviewed Statement No. 141(R) and concluded that this pronouncement will not have a material impact on results of operations or the Company’s financial condition.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” was issued in December 2007. This statement is designed to improve the relevance, comparability and transparency of consolidated financial statements that include a noncontrolling interest, more commonly known as a minority interest. The statement establishes accounting and reporting standards that address the proper presentation in the financial statements of the ownership interest, share of income, changes in ownership and required disclosure upon deconsolidation. FASB Statement No. 160 applies to all entities that prepare consolidated financial statements, but will only affect those entities that have an outstanding non-controlling interest in one or more subsidiaries. Although the Company prepares consolidated financial statements, it currently has no outstanding noncontrolling interests, therefore application of this statement will have no effect on the Company’s results of operation or its financial condition. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

FASB Statement No. 157, “Fair Value Measurements,” was issued in September 2006. It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of this statement should be applied prospectively as of the beginning of the year of initial application. The Company has reviewed FASB Statement No. 157 and concluded that this pronouncement will not have a material impact on results of operations or the Company’s financial condition.

2.	MARKETABLE SECURITIES

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. The Company has elected to classify its securities as available-for-sale and, therefore, is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31:

($ in thousands)	2007		2006
Marketable Securities:	Cost	Estimated Fair Value	Cost	Estimated Fair Value
US Treasury and agency notes
with unrecognized losses for less than 12 months	$922	$921	$8,761	$8,718
with unrecognized losses for more than 12 months	8,061	8,036	40,244	39,431
with unrecognized gains	32,155	32,311	848	878

Total US Treasury and agency notes	41,138	41,268	49,853	49,027

Corporate notes	3,757	3,677	2,873	2,863
with unrecognized losses for less than 12 months
with unrecognized losses for more than 12 months	13,298	13,062	20,488	20,046
with unrecognized gains	9,481	9,552	1,454	1,468

Total Corporate notes	26,536	26,291	24,815	24,377

	$67,674	$67,559	$74,668	$73,404

As of December 31, 2007, the adjustment to accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity reflects an increase in market value of available-for-sale securities resulting in an unrealized gain of $692,000, which is net of a tax expense of $457,000. As of December 31, 2007, the Company’s gross unrealized holding gains equal $227,000 and gross unrealized holding losses equal $342,000. On December 31, 2007, the average maturity of U.S. Treasury and agency securities and corporate notes was three years. Currently, the Company has no securities with a weighted-average life of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, estimated fair value is determined using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies with a credit rating of “A” or better.

3.	INVENTORIES

Inventories consist of the following at December 31:

($ in thousands)	2007	2006
Farming inventories	$2,137	$2,398
Water	1,871	—
Other	121	180

	$4,129	$2,578

In 2007 we purchased water from Antelope Valley-East Kern Water Agency and other parties. We are holding that water, 6,600 acre feet, in underground aquifers known as a water bank. The Company developed the water bank on its southern Kern County land in 2006.

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2007	2006
Land and land improvements	$9,891	$7,955
Buildings and improvements	10,706	10,152
Machinery, water pipelines, furniture fixtures and other equipment	8,774	8,274
Vineyards and orchards	27,794	26,806
Development in process	23,745	22,856

	80,910	76,043
Less accumulated depreciation	(30,553)	(30,386)

	$50,357	$45,657

The Company received reimbursements from the Community Facilities District bond fund of $2,981,000 in 2007 and $3,524,000 in 2006. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Industrial Complex and were reflected as a reduction to development in process. The Company contributed approximately

$27,000,000 of development in process to the Tejon Mountain Village LLC during 2006. The joint venture is accounted for in investments in unconsolidated joint ventures.

5.	SHORT-TERM AND LONG-TERM DEBT

The Company had no outstanding short-term debt at December 31, 2007 or December 31, 2006. Long-term debt consists of the following at December 31:

($ in thousands)	2007	2006
Note payable to a bank	$417	$444
Less current portion	(28)	(27)

	$389	$417

The Company has a long-term revolving line of credit of $30,000,000 that, as of December 31, 2007, had no outstanding balance. This credit facility bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow as necessary. Any outstanding principal balance on this unsecured credit facility is due and payable in full in September 2010. The annual non-use fee on this line of credit is approximately $29,000. The outstanding long-term debt, less current portion of $28,000, is $389,000 at December 31, 2007 and bears interest at the rate of 6.75% annually. This debt is being used to provide long-term financing for a building being leased to Starbucks. This debt is secured by the leased building and land, which has a book value of $425,000. The balance of the long-term debt instrument listed above approximates the fair value of the instrument. The Company is subject to covenants pursuant to the above debt agreements and is in compliance with all of the covenants at December 31, 2007.

Interest incurred and paid was $129,000, $182,000, and $133,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company’s capitalized interest costs were $59,000, $112,000, and $63,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Maturities of long-term debt at December 31, 2007 are $28,000 in 2008, $31,000 in 2009, $33,000 in 2010, $35,000 in 2011, $37,000 in 2012 and $253,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

6.	COMMON STOCK AND STOCK OPTION INFORMATION

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through December 31, 2007, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 640,934 of which have been exercised or forfeited, leaving 488,358 granted options outstanding at December 31, 2007. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through December 31, 2007, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 13,191 options have been exercised, leaving 70,327 granted options outstanding at December 31, 2007.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, and related interpretations, as permitted by FASB Statement No. 123, or Statement No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost related to stock options was recognized in the consolidated statements of operations for the year ended December 31, 2005, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), using the modified-prospective method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). There were no options granted during 2007, 2006 or 2005. Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2007 is $333,000 less than if it had continued to account for share-based compensation under Opinion 25. For the year ended December 31, 2006 the Company’s loss before income taxes is $742,000 greater than under the prior method. Basic and diluted earnings per share for the year ended December 31, 2007 are both $0.02 lower, and for the year ended December 31, 2006 basic and diluted loss per share are both $0.04 higher than if the Company had continued to account for share-based compensation under Opinion 25.

Prior to the adoption of Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires cash flow from tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The $343,000 of excess tax benefit classified as a financing cash flow in the 2007 consolidated statement of cash flows and the $1,329,000 of excess tax benefit in the 2006 statement of cash flows would have been classified as an operating cash inflow if the Company had not adopted Statement No. 123(R).

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense is amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date. No options were granted in 2007, 2006, or 2005.

Exercise prices for options outstanding as of December 31, 2007 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately three years. None of the options granted under the 1998 Plan or the NDSI plan contain conversion features.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement No. 123 to options granted under the Company’s stock option plan in 2005.

($’s in thousands, except per share)	2005
Net income as reported	$1,546
Add: Stock option employee compensation expense included in reported net income (loss), net of related tax effects	—
Deduct: Total stock option employee compensation expense determined under fair value method for all awards, net of related tax effects	(842)

Pro forma net income	$704

Net income per share:
Basic - as reported	$0.09
Basic - pro forma	$0.04
Diluted - as reported	$0.09
Diluted - pro forma	$0.04

The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2007		2006		2005
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of year	660,224	$23.55	836,241	$23.90	970,843	$23.70
Granted	—	—	—	—	—	—
Exercised	(101,539)	(21.12)	(171,017)	24.18	(114,602)	21.88
Forfeited/Cancelled	—	—	(5,000)	27.66	(20,000)	25.85

Outstanding end of year	558,685	$24.26	660,224	$23.55	836,241	$23.90

Options exercisable end of year	558,685	$24.26	621,624	$23.53	682,641	$23.56

The following is a summary of the vesting activity relating to granted options for the year ended December 31:

	2007		2006
	Options	Weighted- Average Grant Date Fair Value	Options	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of the year	38,600	$9.36	152,800	$9.04
Granted	—	—	—	—
Vested during the year	(38,600)	9.36	(109,200)	8.84
Forfeited during the year	—	—	(5,000)	9.36

Non-vested at the end of the year	—	$—	38,600	$9.36

As of December 31, 2007, there is no unrecognized compensation cost related to stock options. The total fair value of shares vested during the year ended December 31, 2007 was $361,000 and the total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $2,918,000, $3,103,000 and $2,472,000, respectively. As of December 31, 2007, there were 558,685 options vested and exercisable with a weighted-average exercise price of $24.26, aggregate intrinsic value of $9,271,000, and weighted-average remaining contractual life of three years.

The total compensation cost related to stock option arrangements recognized in income for the year ended December 31, 2007 was $333,000 and the total related recognized tax benefit was $120,000. The comparable amounts of compensation cost and related tax benefits for the year ended December 31, 2006 were $742,000 and $286,000 respectively. No share-based payment compensation costs were capitalized during this period. There were no such compensation costs recognized during 2005.

7.	STOCK COMPENSATION PLAN

In May 2004, the shareholders of the Company approved a stock incentive plan for designated employees and a stock compensation plan for the Board of Directors. The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted potential stock awards in a range from zero shares if below threshold performance to 189,089 shares for threshold performance, 449,017 shares for target performance and a maximum of 538,447 shares for maximum performance to current employees in the plan. The Company has also issued 68,104 shares of restricted stock that vest over four-year periods of time. Of this amount, 34,785 shares have vested since 2004. These shares are being expensed over the expected vesting period based on each performance criterion or based on the time vesting period, whichever is appropriate. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. Each period, the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan was $4,839,000 in 2007, $3,213,000 in 2006, and $2,694,000 in 2005. During 2006, we also incurred $2,989,000 of non-recurring stock compensation expense related to the successful completion of the TMV joint venture agreement.

Under the Board of Directors compensation plan, each Director may receive a portion of their annual compensation in restricted stock and a portion in cash. Each Director has the option of electing to receive the cash portion of his annual retainer in restricted stock. Under this plan, 23,720 shares of stock have been granted. Total expense related to Director stock compensation was $215,000 in 2007, $242,000 in 2006, and $329,000 in 2005.

8.	INTEREST RATE RISK MANAGEMENT

At December 31, 2007, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, Petro, has an interest rate swap agreement with respect to $6,000,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income (loss). As of December 31, 2007, the Company’s portion of the fair value of the interest rate swap was a loss of $39,000. At December 31, 2006, the Company’s portion of the fair value of the swap was a gain of $64,000. Estimated fair value of the swap was determined by market price quotes as of December 31, 2007 and 2006, received from the joint venture’s bank.

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

($ in thousands)	2007	2006	2005
Total provision (benefit):	$4,167	$(1,714)	$954

Federal:
Current	$1,059	$11	$1,705
Deferred	2,161	(1,344)	(971)

	3,220	(1,333)	734

State:
Current	300	16	464
Deferred	647	(397)	(244)

	947	(381)	220

	$4,167	$(1,714)	$954

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows for the years ended December 31:

($ in thousands)	2007	2006	2005
Income tax (benefit) at statutory rate	$3,910	$(1,511)	$850
State income taxes, net of Federal benefit	671	(259)	146
Other, net	(414)	56	(42)

Total provision (benefit)	4,167	(1,714)	954

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

($ in thousands)	2007	2006
Deferred income tax assets:
Accrued expenses	$172	$201
Prepaid revenues	225	256
Capitalization of costs	1,060	1,062
Pension adjustment	1,675	1,855
Stock grant expense	4,641	3,322
Joint venture allocations	430	246
Market value adjustment	46	542
Book deferred gains	453	792
Other	328	244

Total deferred income tax assets	9,030	8,520

Deferred income tax liabilities:
Deferred gains	778	834
Depreciation	404	400
Cost of sales allocations	1,008	1,145
Joint venture allocations	85	—
Straight line rent	1,120	964
Prepaid expenses	138	484
Other	434	410

Total deferred income tax liabilities	3,967	4,237

Net deferred income tax asset	$5,063	$4,283

The net deferred tax asset for 2007 and 2006 is included in prepaid expenses and other current assets on the balance sheet. Due to the nature of the net deferred tax assets, the Company believes these assets will be utilized in future years through operations. Therefore, no valuation allowance has been established.

During 2007 and 2006, the Company recognized certain net tax benefits related to stock option plans in the amount of $343,000 and $1,329,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital.

The Company made net payments of income taxes of $2,813,000, $1,039,000 and $376,000, during 2007, 2006 and 2005, respectively.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company incurred interest of $5,000 during the twelve months ended December 31, 2007 and incurred no tax penalties during that time.

The Company had no unrecognized tax benefits at January 1, 2007 or at December 31, 2007. Tax years from 2002 to 2006 remain subject to examination by the Federal and California and Arizona State taxing authorities.

10.	LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $5,106,000 and $2,845,000, respectively, at December 31, 2007. Income from commercial rents included in real estate revenue, excluding percentage rents based on sales revenues, was $3,539,000 in 2007, $3,318,000 in 2006, and $3,367,000 in 2005. Contingent commercial payments were $1,084,000, $933,000, and $629,000, for 2007, 2006 and 2005, respectively. Future minimum rental income on non-cancelable operating leases as of December 31, 2007 is $3,463,000 in 2008, $3,679,000 in 2009, $3,654,000 in 2010, $3,481,000 in 2011, $3,501,000 in 2012 and $40,252,000 for years thereafter.

11.	COMMITMENTS AND CONTINGENCIES

A total of 5,488 (unaudited) acres of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2008 are $1,397,000 before any potential credits are received, whether or not water is available or is used. Minimum payments made under these contracts were approximately $2,406,000 in 2007, $2,147,000 in 2006, and $1,550,000 in 2005.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or CFD, a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 (unaudited) acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. There is a standby letter of credit for $4,584,000 related to the issuance of the Community Facility District bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless the Company, as the largest land holder in the district, fails to make its property tax payments. This letter of credit is for a two-year period and will be renewed if necessary in 2009. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2007 and 2006 $2,981,000 and $3,524,000, respectively, was reimbursed through these bond funds. In 2007, 2006, and 2005, the Company paid approximately $940,000, $482,000, and $385,000, respectively, in special taxes related to the CFD. As development continues to occur at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2008 of approximately $440,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 (unaudited) acres released from the CFD lien.

The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to environmental conditions on the property currently leased to National:

(5)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation, or Lafarge, the current tenant National, and the Company to, among other things, clean up groundwater contamination on the leased property. In 2003, Lafarge and National installed a groundwater pump-and-treat system to clean up the groundwater. The Company is advised that Lafarge and National continue to operate the cleanup system.

(6)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(7)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the former industrial waste landfills. The Company is advised that the cleanup is complete. Lafarge continues to monitor the groundwater.

(8)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have substantially completed the groundwater cleanup and that groundwater monitoring remains an on-going activity.

To date, the Company is not aware of any failure by Lafarge or National to comply with the orders or informal requests of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising directly or indirectly out of their use of the leased premises. The Company believes that all of the matters described above are included within the scope of the National or Lafarge indemnity obligations and that Lafarge and National have sufficient resources to perform any reasonably likely obligations relating to these matters. If they do not and the Company is required to perform the work at its own cost, it is unlikely that the amount of any such expenditures by the Company would be material.

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. Because the case is still in the early stages and not at issue, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

12.	RETIREMENT PLAN

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

Change in benefit obligation
Benefit obligation at beginning of year	$6,089	$5,148
Service cost	6	245
Interest cost	287	277
Actuarial gain	220	426
Benefits paid	(688)	(7)
Plan amendments	(349)	—

Benefit obligation at end of year	$5,565	$6,089

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,310	$3,293
Actual return on plan assets	335	494
Employer contribution	465	615
Benefits/expenses paid	(837)	(92)

Fair value of plan assets at end of year	$4,273	$4,310

Funded status - liability	$(1,292)	$(1,779)

At December 31, 2007 and 2006 the Company has a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there will be no additional transition to a new measurement date as required by FASB 158 for fiscal years ending after December 15, 2008. For 2008, the Company is estimating that contributions to the pension plan will be approximately $350,000. Based on actuarial estimates, it is expected that annual benefit payments will be $90,000 in 2008, $89,000 in 2009, $172,000 in 2010, $190,000 in 2011, $207,000 in 2012 and $1,606,000 for years 2013 through 2017.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2007, the investment mix was 71% equity, 24% debt, and 5% money markets. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds, and international stock funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 5% and 3% for 2007, 2006 and 2005. The expected long-term rate of return on plan assets was 7.5% for all years. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. Effective February 1, 2007 the Company ceased admitting new employees into the Defined Benefit Plan. Concurrently, the Company reduced the benefit accrual percentage for current plan participants on a prospective basis, and aligned its retirement age with the social security retirement age.

Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2007	2006	2005
Cost components:
Service cost	$(6)	$(245)	$(253)
Interest cost	(287)	(277)	(200)
Expected return on plan assets	315	271	217
Net amortization and deferral	(111)	(145)	(59)

Total net periodic pension cost	$(89)	$(396)	$(295)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded, but associated liabilities of $2,874,000 and $2,576,000 are reflected in the Company’s consolidated balance sheets as other liabilities as of December 31, 2007 and 2006, respectively. The Company also provides a 401(k) plan to its employees and contributed $42,000 and $33,000, for 2007 and 2006, respectively.

13.	BUSINESS SEGMENTS

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Commercial/industrial real estate development generates revenues from lease activities, land sales, building sales and leases, oil and mineral royalties and grazing leases. The primary commercial/industrial development is Tejon Industrial Complex. Resort/residential land development does not currently produce revenues but is actively involved in the land entitlement process. Within the resort/residential segment, the two active developments are Tejon Mountain Village and the Centennial master planned community. Farming produces revenues from the sale of grapes, almonds, pistachios, and walnuts.

Information pertaining to the Company’s business segments follows for each of the years ended December 31:

($ in thousands)	2007	2006	2005
Segment profits (losses) from operations:
Real Estate - commercial/industrial	$4,513	$4,779	$3,792
Real Estate - resort/residential	(3,512)	(3,408)	(2,496)
Farming	4,972	3,088	5,783

Segment profits from operations	5,973	4,459	7,079
Investment income	3,509	2,975	2,565
Other income	55	119	384
Corporate expenses	(8,547)	(13,173)	(7,881)
Interest expense	(70)	(70)	(70)

Income (loss) from operations before equity in earnings of unconsolidated joint ventures	920	(5,690)	2,077

Equity in earnings of unconsolidated joint ventures	10,580	1,247	423

Income (loss) from operations before income tax provision (benefit)	$11,500	$(4,443)	$2,500

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2007
Real estate - commercial/industrial	$33,676	$837	$5,398
Real estate - resort/residential	23,766	69	2,927
Farming	23,458	945	1,345
Corporate	94,603	559	217

Total	$175,503	$2,410	$9,887

2006
Real estate - commercial/industrial	$26,277	$884	$4,779
Real estate - resort/residential	21,130	38	4,306
Farming	18,815	709	2,415
Corporate	92,895	545	289

Total	$159,117	$2,176	$11,789

2005
Real estate - commercial/industrial	$25,620	$869	$4,472
Real estate - resort/residential	31,010	36	5,227
Farming	18,152	782	865
Corporate	73,009	577	564

Total	$147,791	$2,264	$11,128

Segment profits (losses) are total revenues less operating expenses, excluding interest income, corporate expenses and interest expense. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, marketable securities, deferred income taxes, and land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis (presumed to be at cost) carried by the Company’s predecessor.

14.	UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net Income (Loss)	Net Income(Loss), Per Share (2)
2007
First Quarter	$7,216	$1,544	$447	$0.03
Second Quarter	5,890	532	(303)	(0.02)
Third Quarter	11,884	1,978	6,204	0.35
Fourth Quarter	10,918	1,919	985	$0.06

	$35,908	$5,973	$7,333

2006
First Quarter	$6,358	$1,264	$(102)	$(0.01)
Second Quarter	6,306	(407)	(3,339)	(0.20)
Third Quarter	10,125	2,286	642	0.04
Fourth Quarter	8,727	1,316	70	$0.01

	$31,516	$4,459	$(2,729)

(1)	Includes investment income and other income.
(2)	Net income (loss) per share on a diluted basis.

15.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for these investments in unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at December 31, 2007 was $24,464,000. The equity in the earnings of the unconsolidated joint ventures was $10,580,000 for the twelve months ended December 31, 2007. The joint ventures have not been consolidated as of December 31, 2007, because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is a joint venture with Travel Centers of America, LLC, for the development and management of the Petro Travel Plaza. This is a 60%-owned venture which owns and operates a travel plaza/commercial highway operation in the Tejon Industrial Complex. It houses multiple commercial eating establishments as well as diesel and gasoline operations. Our original partner in the Petro joint venture, Petro Stopping

Centers, was purchased by Travel Centers of America in 2007. However, this change of ownership has had no impact on the operations of our jointly owned Petro Travel Plaza LLC, and we do not anticipate any impact in the future. The Company does not control the investment due to its having only 50% voting rights and because our partner performs the day-to-day operations at the facility. At December 31, 2007, the Company had an equity investment balance of $4,796,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. The venture was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2007, the Company’s equity investment balance in this joint venture was $1,949,000.

Within our Centennial joint venture two of our partners, Pardee Homes and Standard Pacific, are home builders. As with other home builders they have seen their business decline over the last eighteen months and their internal financing has become more difficult. At the present time, despite the current market in housing, both of these partners continue to be committed to the Centennial development. If it becomes necessary for one of our current partners to leave the joint venture, the Centennial joint venture operating agreement requires the exiting partner to leave its capital contributions in the venture. Its capital investment would be paid back in the future from operating profits.

•

Tejon Dermody Industrial LLC is a joint venture between the Company and DP Properties for the development and ownership of a 652,000 (unaudited) square foot industrial building in the TIC. The Company owns a 50% interest in this venture. On July 12, 2007, the joint venture sold the industrial building, its primary asset, to a fund formed by ProLogis. The sale of this asset resulted in a gain to the joint venture of $17,114,000 of which the Company recognized 50%, and received a cash distribution of $7,561,000. At December 31, 2007 the Company’s equity investment balance was $66,000. This venture is in the process of being dissolved. The dissolution will be complete during 2008.

•

Five West Parcel LLC is a joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex – West. The establishment of such a joint venture is part of an agreement involving the designation of 500 (unaudited) acres in Tejon Industrial Complex – West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this joint venture. At December 31, 2007, the Company’s equity investment balance was $4,434,000.

•

Tejon Mountain Village LLC is a joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At December 31, 2007, the Company’s equity investment balance in this joint venture was $13,219,000.

Condensed financial information of the Company’s unconsolidated joint ventures as of and for the year ended December 31 is as follows:

Statement of Operations for the Year Ended

December 31, 2007 ($ in thousands)

	Petro Travel Plaza	Centennial Founders	Tejon- Dermody Industrial	Five West Parcel	TMV	Total
Net sales	$86,933	$633	$19,067	$—	$—	$106,633

Net income (loss)	3,450	(356)	17,425	(112)	(31)	20,281

Partner’s share of net income (loss)	1,380	(178)	8,712	(56)	(15)	9,846
Equity in earnings (losses) of unconsolidated joint ventures	$2,070	$(178)	$8,759	$(56)	$(15)	$10,580

Balance Sheet Information as of December 31, 2007
Current assets	$13,143	$1,813	$145	$2,186	$853	$18,140

Property and equipment, net	15,466	35,787	—	17,850	45,870	114,973

Other assets	29	1	—	—	—	30

Long-term debt	(10,364)	—	—	(6,239)	—	(16,603)

Other liabilities	(3,856)	(92)	(13)	(4,552)	(1,803)	(10,316)

Net assets	$14,418	$37,509	$132	$9,245	$44,920	$106,224

Statement of Operations for the Year Ended December 31, 2006 ($ in thousands)
	Petro Travel Plaza	Centennial Founders	Tejon- Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net sales	$82,181	$551	$2,201	$—	$—	$84,933

Net income (loss)	2,920	(370)	(186)	(134)	(320)	1,910

Partner’s share of net income (loss)	1,168	(185)	(93)	(67)	(160)	663

Equity in earnings (losses) of unconsolidated joint ventures	$1,752	$(185)	$(93)	$(67)	$(160)	$1,247

Balance Sheet Information as of December 31, 2006
Current assets	$10,047	$23	$435	$10	$494	$11,009

Property and equipment, net	16,030	25,821	12,285	2,615	29,134	85,885

Other assets	135	1	427	—	—	563

Long-term debt	(11,055)	—	(14,534)	—	—	(25,589)

Other liabilities	(4,084)	(207)	(354)	(77)	(196)	(4,918)

Net assets	$11,073	$25,638	$(1,741)	$2,548	$29,432	$66,950

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed, as well as the amount and timing of joint venture distributions.