Form 10-Q
period 2008-03-31
TEJON RANCH CO
filed 2008-05-09
CIK 96869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of the Company’s outstanding shares of Common Stock on May 9, 2008 was 16,913,680 shares.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31
	2008	2007
Revenues:
Real estate - commercial/industrial	$4,217	$4,249
Farming	1,027	2,099

Total revenues	5,244	6,348
Costs and Expenses:
Real estate - commercial/industrial	3,286	2,677
Real estate - resort/residential	904	772
Farming	1,098	1,355
Corporate expenses	2,431	1,862

Total expenses	7,719	6,666

Operating loss	(2,475)	(318)
Other income (expense):
Investment income	542	860
Other income (expense)	(17)	8

Total other income	525	868
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	(1,950)	550
Equity in earnings of unconsolidated joint ventures	193	202

Operating income (loss) before income tax expense (benefit)	(1,757)	752
Income tax expense (benefit)	(688)	305

Net income (loss)	$(1,069)	$447

Income (loss) from operations per share, basic	$(0.06)	$0.03

Income (loss) from operations per share, diluted	$(0.06)	$0.03

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$9,758	$9,454
Marketable securities - available for sale	57,798	67,559
Accounts receivable	4,907	9,352
Inventories
Water	6,212	1,871
Farming	4,402	2,137
Other	98	121
Prepaid expenses and other current assets	9,564	9,059

Total current assets	92,739	99,553
Property and equipment - net	56,700	50,357
Investment in unconsolidated joint ventures	24,580	24,464
Other assets
Long term water contracts	5,634	250
Other	879	879

TOTAL ASSETS	$180,532	$175,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,854	$1,511
Other accrued liabilities	337	656
Short term debt	5,000	—
Deferred income	752	572
Income tax payable	—	1,359
Current portion of long-term debt	29	28

Total current liabilities	7,972	4,126

Long-term debt, less current portion	381	389
Long-term deferred gains	1,688	1,688
Other liabilities	3,098	2,954
Pension liability	1,292	1,292

Total Liabilities	14,431	10,449
Commitments and contingencies
Stockholders’ equity:
Common stock	8,456	8,450
Additional paid-in capital	120,290	118,370
Accumulated other comprehensive loss	(1,881)	(2,071)
Retained earnings	39,236	40,305

Total stockholders’ equity	166,101	165,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,532	$175,503

Balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(1,069)	$447
Items not affecting cash:
Depreciation and amortization	631	522
Equity in earnings of unconsolidated joint ventures, net	(193)	(202)
Non-cash retirement plans expense	218	245
Deferred compensation - stock grants/options	1,684	952
Deferred income taxes	(182)	273
Gain from the sale of real estate	—	(561)
Non-cash straight line income	(155)	(173)
Loss on sale of marketable securities	228	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(2,622)	(282)
Current liabilities, net	(1,052)	353

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,512)	1,574
INVESTING ACTIVITIES:
Maturities and sales of marketable securities	22,738	3,353
Funds invested in marketable securities	(12,834)	(4,726)
Property and equipment expenditures, net	(6,986)	(2,618)
Investment in long-term water contracts	(5,384)	—
Investment in unconsolidated joint ventures	—	(160)
Other	47	126

NET CASH USED IN INVESTING ACTIVITIES	(2,419)	(4,025)
FINANCING ACTIVITIES:
Borrowings of short-term debt	5,000	—
Repayments of long-term debt	(7)	(7)
Proceeds from exercise of stock options	242	229

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,235	222
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	304	(2,229)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,454	4,662

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,758	$2,433

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2007	16,776,049	$8,388	$110,558	$(2,888)	$32,972	$149,030

Net income	—	—	—	—	7,333	7,333
Changes in unrealized losses on available-for-sale securities, net of taxes of $457	—	—	—	692	—	692
Benefit plan adjustment net of taxes $44	—	—	—	67	—	67
SERP liability adjustment, net of taxes of $79	—	—	—	120	—	120
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $41	—	—	—	(62)	—	(62)

Comprehensive income						8,150

Exercise of stock options and related tax benefit of $343	101,539	51	2,436	—	—	2,487
Restricted stock issuance	22,394	11	(11)	—	—	—
Stock compensation	—	—	5,387	—	—	5,387

Balance at December 31, 2007	16,899,982	8,450	118,370	(2,071)	40,305	165,054

Net loss	—	—	—	—	(1,069)	(1,069)
Changes in unrealized gains on available-for-sale securities, net of taxes of $177	—	—	—	235	—	235
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $33	—	—	—	(45)	—	(45)

Comprehensive loss						(879)

Exercise of stock options with no related tax benefit	9,722	5	237	—	—	242
Restricted stock issuance	1,227	1	(1)	—	—	—
Stock compensation	—	—	1,684	—	—	1,684

Balance at March 31, 2008	16,910,931	$8,456	$120,290	$(1,881)	$39,236	$166,101

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2008

NOTE A – BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and Subsidiaries, or the Company, furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature.

The Company has identified three reportable segments: commercial/industrial real estate development and services, resort/residential real estate development, and farming. Information for the Company’s reported segments is presented in its consolidated condensed statements of operations. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors including pretax results.

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities and the timing of sales and leases of property within our development projects. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the year.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is based upon the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and vesting of stock grants per Financial Accounting Standards Board (FASB) Statement No. 128 “Earnings per Share”.

	Three months ended March 31
	2008	2007
Weighted average number of shares outstanding:
Common stock	16,907,628	16,785,949
Common stock equivalents	718,210	720,564

Diluted shares outstanding	17,625,838	17,506,513

For the three months ended March 31, 2008, diluted net loss per share is based on the weighted-average number of shares of common stock outstanding because of the antidilutive impact of common stock equivalents.

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

The following is a summary of available-for-sale securities at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
US Treasury and agency notes
with unrecognized losses for less than 12 months	$—	$—	$922	$921
with unrecognized losses for 12 months or more	221	212	8,061	8,036
with unrecognized gains	27,633	28,070	32,155	32,311

Total US Treasury and agency notes	$27,854	$28,282	$41,138	$41,268

Corporate notes
with unrecognized losses for less than 12 months	$9,762	$9,516	$3,757	$3,677
with unrecognized losses for 12 months or more	5,239	5,169	13,298	13,062
with unrecognized gains	14,646	14,831	9,481	9,552

Total Corporate notes	29,647	29,516	26,536	26,291

	$57,501	$57,798	$67,674	$67,559

As of March 31, 2008, the adjustment to accumulated other comprehensive income (loss) in consolidated stockholders’ equity reflects an increase in the market value of available-for-sale securities of $235,000, which is net of a tax expense of $177,000. As of March 31, 2008, the Company’s gross unrealized holding gains equal $622,000 and gross unrealized holding losses equal $325,000. On March 31, 2008, the average maturity of U.S. Treasury and agency securities was 2.90 years and the average maturity of the corporate notes was 2.80 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

Estimated market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. The Company’s investments in corporate notes are with companies that have investment grade credit ratings.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex, or

TIC, development. Proceeds from the sale of CFD bonds are used to reimburse the Company for public infrastructure related to the TIC development. There have been no reimbursements thus far during 2008. During 2007, the Company paid approximately $940,000 in special taxes related to the CFD. As development occurs at TIC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this occurs, the Company’s special tax obligation will be reduced. It is expected that the Company will have special tax payments in 2008 of approximately $440,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around the TIC, the Company may be able to have approximately 1,400 acres released from the CFD lien.

The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to environmental conditions on the property currently leased to National:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation, or Lafarge, the current tenant National, and the Company to, among other things, clean up groundwater contamination on the leased property. In 2003 Lafarge and National installed a groundwater pump-and-treat system to clean up the groundwater. The company is advised that Lafarge and National continue to operate the cleanup system.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the former industrial waste landfills. The Company is advised that the cleanup is complete. Lafarge continues to monitor the groundwater.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have substantially completed the groundwater cleanup and that groundwater monitoring remains an on-going activity.

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

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. Because the case is still in the early stages, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

For further discussion, refer to the Company’s 2007 Annual Report on Form 10-K, Part I, Item 3, - “Legal Proceedings.” There have been no significant changes since the filing of the Company’s 2007 Annual Report on Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at March 31, 2008 is $24,580,000. The Company’s equity in the net earnings of the unconsolidated joint ventures is $193,000 for the three months ended March 31, 2008. The joint ventures have not been consolidated as of March 31, 2008 because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of the Petro Travel Plaza. This is a 60%-owned venture which owns and operates a travel plaza/commercial highway operation in the TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At March 31, 2008, the Company had an equity investment balance of $4,960,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At March 31, 2008, the Company’s equity investment balance in this joint venture was $1,856,000. Within our Centennial joint venture two of our partners, Pardee Homes and Standard Pacific, are home builders. As with other home builders, they have seen their business decline over the last twenty-one months and their internal financing has become more difficult. At the present time, despite the current market in housing, both of these partners continue to be committed to the Centennial development. If it becomes necessary for any of our current partners to leave the joint venture, the Centennial joint venture operating agreement requires the exiting partner to leave its capital contributions in the venture. The exiting partner’s capital investment would be paid back in the future from operating profits.

•

Tejon Dermody Industrial LLC is an unconsolidated joint venture between the Company and DP Properties for the development and ownership of a 652,000 square foot industrial building in the TIC. The Company owns a 50% interest in this venture. At March 31, 2008, the Company’s equity investment balance in this joint venture was $66,000. This venture is in the process of being dissolved following the sale in 2007 of its primary asset, the 652,000 square foot industrial building.

•

Five West Parcel, LLC is an unconsolidated joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex- West. The establishment of such a joint venture is part of an agreement involving the designation of 500 acres in Tejon Industrial Complex – West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this joint venture. At March 31, 2008, the Company’s equity investment balance was $4,486,000.

•

Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly-owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this joint venture. At March 31, 2008, the Company’s equity investment balance was $13,212,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the three months ended March 31, 2008 and 2007 is as follows:

Statement of Operations

for the three months ending March 31, 2008

($’s in thounsand)

	Petro Travel Plaza	Centennial Founders	Tejon- Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net sales	$18,976	$9	$—	$232	$—	$19,217

Net income (loss)	400	(185)	—	105	(14)	306

Partner’s share of net income (loss)	160	(92)	—	52	(7)	113

Equity in earnings (losses) of unconsolidated joint venture	$240	$(93)	$—	$53	$(7)	$193

Balance Sheet Information as of March 31, 2008

Current assets	$12,999	$538	$144	$719	$177	$14,577
Property and equipment, net	15,213	37,188	—	18,411	48,194	119,006
Other assets	28	1	—	—	—	29
Long-term debt	(10,191)	—	—	(8,500)	—	(18,691)
Other liabilities	(3,241)	(403)	(12)	(1,280)	(740)	(5,676)

Net assets	$14,808	$37,324	$132	$9,350	$47,631	$109,245

Statement of Operations

for the three months ending March 31, 2007

($’s in thousands)

	Petro Travel Plaza	Centennial Founders	Tejon- Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net sales	$18,856	$78	$601	$—	$—	$19,535

Net income (loss)	495	(121)	—	(20)	(50)	304

Partner’s share of net income (loss)	198	(60)	—	(10)	(25)	103

Equity in earnings (losses) of unconsolidated joint venture	$297	$(60)	$—	$(10)	$(25)	$202

Balance Sheet Information as of March 31, 2007

Current assets	$10,882	$—	$775	$62	$234	$11,953
Property and equipment, net	15,861	28,588	12,174	2,615	32,194	91,432
Other assets	32	1	360	—	—	393
Long-term debt	(10,882)	—	(14,477)	—	—	(25,359)
Other liabilities	(4,353)	(178)	(573)	(28)	(426)	(5,558)

Net assets	$11,540	$28,411	$(1,741)	$2,649	$32,002	$72,861

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – INTEREST RATE RISK MANAGEMENT

At March 31, 2008, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company (Petro Travel Plaza LLC) has an interest rate swap agreement with respect to $5,900,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income (loss). As of March 31, 2008, the Company’s portion of the fair value of the interest rate swap was a loss of $116,000. The estimated fair value of the swap was determined by market price quotes as of March 31, 2008, received from the joint venture’s bank.

NOTE G – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of common stock. Since the adoption of the 1998 Plan through March 31, 2008, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 640,934 of which have been exercised or forfeited, leaving 488,358 granted options outstanding at March 31, 2008. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through March 31, 2008, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 22,913 options have been exercised, leaving 60,605 granted options outstanding at March 31, 2008.

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense is amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34, and a weighted-average expected life of the options of five years from the option grant date. No options were granted in 2007 or the first quarter of 2008.

Exercise prices for options outstanding as of March 31, 2008 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately three years. None of the options granted under the 1998 Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the three month period ended March 31, 2008, and the year ended December 31, 2007:

	2008		2007
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of period	558,685	$24.26	660,224	$23.55
Granted	—	—	—	—
Exercised	(9,722)	$(24.83)	(101,539)	$(21.12)

Outstanding end of period	548,963	$24.25	558,685	$24.26

Options exercisable end of period	548,963	$24.25	558,685	$24.26

All granted options fully vested during 2007, and all related expenses for those options were recorded through that time period.

As of March 31, 2008 there was no unrecognized compensation cost related to stock options. No shares vested during the three months ended March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2008 and March 31, 2007 was $121,000 and $339,000, respectively. As of March 31, 2008, there were 548,963 options vested and exercisable with a weighted-average exercise price of $24.25, aggregate intrinsic value of $7,177,000, and weighted-average remaining contractual life of approximately three years.

There was no compensation cost related to stock option arrangements recognized in income for the three months ended March 31, 2008. For the three months ended March 31, 2007 compensation cost related to stock option arrangements was $90,000. The total related recognized tax benefit for these periods was zero and $36,000, respectively. No share-based payment compensation costs were capitalized during this period.

NOTE H – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The 2004 Stock Incentive Plan provides for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are stratified into threshold, target, and maximum goals. Under the 2004 Stock Incentive Plan, the Company has granted potential stock awards in a range from zero shares if below threshold performance to 189,089 shares for threshold performance, 449,017 shares for target performance and a maximum of 538,447 shares for maximum performance to current employees in the plan. The Company has also issued 68,104 shares of restricted stock that vest over four-year periods of time. Of this amount, 34,785 shares have vested since 2004. These shares are being expensed over the expected vesting period based on each performance criterion or based on the time vesting period, whichever is appropriate. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. Each period, the Company will update these estimates and reflect the change to the estimate in the income statement. Total expense related to this plan for the three months ending March 31, 2008 was $1,602,000. There was $811,000 of costs related to the 2004 Stock Incentive Plan for the first quarter of 2007.

Under the Board of Directors compensation plan, each Director receives their annual compensation in stock. Under this plan, 23,720 shares of stock have been granted. Total expenses relating to director stock compensation at March 31, 2008 was $82,000. There was $51,000 of costs related to this plan for the first quarter of 2007.

NOTE I – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The Company expects to contribute approximately $350,000 to the plan during 2008.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2007 and March 31, 2008, the investment mix was approximately 71% equity, 24% debt, and 5% money markets. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds, and international stock funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% in 2008 and 2007. The expected long-term rate of return on plan assets is 7.5% in 2008 and 2007. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The total pension and retirement expense was as follows for the three months ended March 31, 2008 and 2007:

(In thousands)	2008	2007
Cost components:
Service cost-benefits earned during the period	$(46)	$(62)
Interest cost on projected benefit obligation	(51)	(69)
Expected return on plan assets	50	67
Net amortization and deferral	(27)	(36)

Total net periodic pension cost	$(74)	$(100)

Effective February 1, 2007, the Company ceased admitting new employees into the defined benefit pension plan. Concurrently, the Company reduced the benefit accrual percentage for current plan participants on a prospective basis, and aligned its retirement age with the social security retirement age.

NOTE J – INCOME TAXES

For the three months ended March 31, 2008, the Company had a net income tax benefit of $688,000 compared to a net income tax expense of $305,000 for the three months ended March 31, 2007. These tax figures represent effective income tax rates of approximately 39% and 41% respectively. The Company has certain permanent income tax deductions relating to oil and mineral depletion allowances that reduce its effective tax rate. As net income approaches zero for a period, the greater the impact this deduction has on the effective tax rate.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. Based on the requirements of FIN 48, the Company evaluated its tax positions for all income tax items subject to Statement No. 109, “Accounting for Income Taxes.” Each existing tax position was evaluated based on its technical merits and satisfied the “more likely than not to be sustained upon examination” test. The tax benefits were then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. The Company determined that no positions failed to qualify for full recognition of the tax benefit. There have been no material changes in our tax benefits from December 31, 2007. For further discussion refer to “Note 9- Income Taxes” in the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K. .

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

The Company had no unrecognized tax benefits at January 1, 2008. The Company also incurred no interest or penalties during the first quarter of 2008. Tax years from 2003 to 2007 remain subject to examination by the federal and California and Arizona State taxing authorities.

NOTE K – NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” or Statement No. 161, was issued in March 2008. Statement No. 161 changes the disclosure requirement for derivative instruments and hedging activities by enhancing the current disclosure framework in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have reviewed Statement No. 161 and we do not expect this pronouncement to have a material impact on our results of operations or financial condition.

FASB Statement No. 141 (revised 2007), “Business Combinations,” or Statement No.141(R), was issued in December 2007. Statement No. 141 (R) is intended to improve the relevance, representational faithfulness and comparability of information reported in respect of a business combination and its effects. The statement establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired and liabilities assumed in a business combination. It also establishes disclosure requirements that allow financial statement users to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have reviewed Statement No. 141(R), and we do not expect that this pronouncement will have a material impact on our results of operations or financial condition.

FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” or Statement No. 160, was issued in December 2007. Statement No. 160 is designed to improve the relevance, comparability and transparency of consolidated financial statements that include a noncontrolling interest, more commonly known as a minority interest. The statement establishes accounting and reporting standards that address the proper presentation in the financial statements of ownership interest, share of income, changes in ownership and required disclosure upon deconsolidation. Statement No. 160 applies to all entities that prepare consolidated financial statements, but will only affect those entities that have an outstanding noncontrolling interest in one or more subsidiaries. Although we prepare consolidated financial statements, we currently have no outstanding noncontrolling interests, therefore we do not expect adoption of this statement to have an effect on our results of operations or our financial condition. Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk,” we have made forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”,

“can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part II, Item 1A, “Risk Factors” of this report.

Overview

We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and creating value for our shareholders. Current operations consist of land planning and entitlement, land development, commercial sales and leasing, leasing of land for mineral royalties, grazing leases, income portfolio management, and farming. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.

Over the past few years we implemented a strategy that has led to our transformation from an agricultural operations-based company to a real estate development company. In order to implement our strategy, we entered into joint venture agreements for the development of portions of our land, began conceptual land planning and land entitlement projects, and undertook a program of divesting non-strategic assets. Our business model is designed to create value through the entitlement and development of land for commercial/industrial and resort/residential uses while at the same time protecting significant portions of our land for conservation purposes.

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Commercial/industrial real estate development and services generates revenues from lease activities, land sales, building sales and leases, oil and mineral royalties and grazing leases. The primary commercial industrial development is Tejon Industrial Complex, or TIC. Resort/residential real estate development does not currently produce revenues but is actively involved in the land entitlement process. Farming produces revenues from the sale of grapes, almonds and pistachios.

For the first three months of 2008, we had a net loss of $1,069,000, compared to net income of $447,000 for the first three months of 2007. The decline in net income when compared to the prior year is primarily due to a decrease in farming revenues of $1,072,000 and an increase in expenses of $1,053.000.

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

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 – K for the year ended December 31, 2007. Please refer to this filing for a description of our critical accounting policies.

Results of Operations

Total revenue from segment operations for the first quarter of 2008 was $5,244,000 compared to $6,348,000 for the first quarter of 2007, representing a decrease in total revenue of $1,104,000 or 17.4%. Other income, including investment income, was $525,000 for the first quarter of 2008 compared to $868,000 for the same period of 2007, representing a decrease in other income of $343,000 or 39.5%. The decline in revenue during the first quarter of 2008 is due to decreased farming revenue and a decline in other income due to reduced income from investment securities. Commercial/industrial real estate development and services revenue for the first three months of 2008 was comparable to revenues for the first quarter of 2007. Individual revenue components within the commercial/ industrial real estate development and services segment experienced variances between the two periods. Oil and mineral revenues increased $523,000 due to continuing increases in oil prices and production levels, which more than offset declines in sand and rock royalties arising from a significant drop in demand for these materials that are used primarily in the construction industry. Improved returns from our power plant lease contributed $126,000 of additional revenue in the first three months of 2008. Offsetting these increases was the absence of $561,000 of land sales revenue that was realized in the first three months of 2007. Farming revenues declined $1,072,000, due to a decline in the volume of prior year crop almonds sold during the first quarter of 2008 as compared to the first quarter of 2007. This decline was in line with the quantity of almonds the company had available for sale during the quarter compared to the same period of 2007. In the first three months of 2008, sale of 2007 crop almonds accounted for $904,000 of total farming revenue compared to $1,997,000 of farming revenue which was recorded in the first three months of 2007 from the sale of 2006 crop almonds. Investment income declined due to a decrease in funds invested and a loss incurred on the sale of securities.

Net loss for the first quarter of 2008 was $1,069,000, or $0.06 per share, diluted, compared to net income of $447,000 or $0.03 per share, diluted, for the same period of 2007. The decline in net income during the first three months of 2008 is due to the decrease in revenues described above and an increase in operating expenses. Commercial/industrial real estate development and services expenses increased $609,000 during the first quarter of 2008 compared to the first quarter of 2007 due primarily to increased commercial water cost and higher staffing costs arising from increased stock compensation expense. Resort/residential real estate development costs increased $132,000 in the first quarter of 2008 compared to the first quarter of 2007 due largely to the addition of staff that were not employed during the first quarter of 2007. Farming expenses decreased $257,000 during the first quarter of 2008 due to a decrease in water costs and lower cost of sales associated with reduced almond crop sales. Corporate general and administrative costs increased $569,000 during the first quarter of 2008 compared to the first quarter of 2007 due to increased stock compensation costs for employees and directors.

Future activities within the commercial/industrial real estate development and services segment will be focused on the marketing and development of commercial/industrial product and the beginning of infrastructure development for the TIC-East development. On April 6, 2007, the Fifth District Court of Appeals in Fresno affirmed a ruling by the Kern County Superior Court, clearing the way for the expansion of the TIC-East. The Company is now actively proceeding with this development. Our application for designation of 177 acres west of I-5 at TIC as a foreign trade zone was formally approved in March 2008.

Our marketing efforts for TIC - East and West are focused on educating potential users about the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that as California’s population continues to grow, we will continue to see increases in industrial activity at TIC. Our development strategy fits very well within the logistics model that companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. Temporary or long-term downturns in the economy can also have an adverse impact on our ability to sell or lease our industrial/commercial product. While potential tenants’ interest in our developments has not declined, the declining profitability of these potential commercial tenants as a result of a slowing economy is possible in the near term future and could decrease the demand for our buildings.

During the remainder of 2008, we anticipate that our real estate segments will continue to experience increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

The actual timing and completion of entitlement and development is difficult to predict due to the uncertainties of the approval process and market factors. Infrastructure development and marketing activities and costs could continue over several years as we develop our land holdings. In the course of pursuing these development activities we routinely engage in conversations with environmental groups and government agencies that could have an interest in or influence over the planned future activities that we undertake on our land. Land development impacts diverse groups with varying concerns and we regularly meet with many of these groups to ensure that we address these concerns proactively in order to allow our development plans to proceed with the greatest amount of support and concurrence.

These types of conversations evolved into formal discussions and negotiations that resulted in an agreement that was announced on May 8, 2008. The agreement calls for the permanent protection of up to 240,000 acres of our land. We will conserve through phased dedicated conservation easements approximately 178,000 acres of our land. We will also provide an option to purchase conservation easements on an additional 62,000 acres of our land.

The agreement is designed to ensure permanent protection of the most sensitive resources of the ranch, establish the Tejon Ranch Conservancy to adopt and implement a ranch-wide management plan to preserve and enhance the conserved land, provide an option for environmental resource groups to acquire at fair market value determined through an appraisal process additional lands that the Company might otherwise develop, and allow us to proceed with entitlement and development of Centennial, Tejon Mountain Village, TIC, and future development in the TIC area without opposition from leading environmental organizations that are party to the agreement.

The agreement provides certainty for us and the environmental resource groups. For Tejon, the agreement provides certainty that its existing development plans will not be opposed by the environmental resource groups, and that we will be able to continue to protect our land while still engaging in current revenue producing activities, including farming, ranching, and oil and mineral extraction activities. For the environmental groups the agreement provides certainty that the ecological resources on our lands will be permanently protected.

The agreement details a master plan for the Company’s land which establishes the balance between conservation, development and our historic land use activities. The agreement is designed to remove many of the obstacles that have plagued similar efforts in California to develop large tracts of formerly open space and we expect to be able to move ahead with the entitlement of our current development projects in a much more timely fashion. Please refer to our Form 8-K filed with the Securities and Exchange Commission on May 8, 2008 for press releases concerning the above agreement.

We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial and industrial properties.

During 2007, there were many environmental challenges regarding the moving of state project water through the Sacramento Delta. These challenges resulted in a court-ordered shut down of the Delta pumps, which are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. After a temporary contingency pumping plan was approved by the Court, which protects a certain species of fish, the Court allowed the Delta pumps to be turned back on but continued to limit their usage. The usage is limited to approximately 50% capacity until all studies are completed as to the environmental impact to the Delta. This curtailment of water from the Delta impacts the delivery of our state water entitlements and during 2008 could limit us to only 50% of our total supply. This limitation is reflected in the 35% allocation of State Water Project water in 2008. There are many groups, governmental and private, working together to come up with a solution over the next year to alleviate the curtailment of water from the Delta.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. Although it is early in the year to accurately predict production for this year’s crop, we do not expect 2008 almond yields to exceed those of 2007. We anticipate a drop in pistachio production in 2008 following two high yield years in both 2007 and 2006. Given anticipated 2008 yields and current demands for these commodities we do not anticipate significant price changes during 2008. With current grape production in 2008 expected to be more in line with demand, the pressure on prices of recent years has been alleviated at the present time and grape prices should stabilize at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that demand for product has remained very strong both in the United States and in our export markets and at this time this level of demand is expected to continue. However, improved global production or a significant increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007,

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

Income Taxes

Income tax benefits totaled $688,000 for the first quarter of 2008, compared to $305,000 of tax expense for the first quarter of 2007. These represent effective income tax rates of approximately 39% and 41% in the first quarter of 2008 and 2007, respectively. The large change in income taxes in the first quarter of 2008 when compared to 2007 is due to a pretax loss during the first quarter of 2008 compared to pretax income in 2007.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $67,556,000 at March 31, 2008, a decrease of $9,457,000, or 12.3% from the corresponding amount at the end of 2007. Cash, cash equivalents and marketable securities decreased during the first quarter of 2008 compared to the first quarter of 2007 due to our operating loss, investments in water and long term water contracts, and investments in our land developments. This increase in cash outflows was partially offset by non-cash operating expenses included in our operating loss.

The following table shows our cash inflows and outflows for the three months ended March 31:

(In thousands)	2008	2007
Operating activities	$(2,512)	$1,574
Investing activities	$(2,419)	$(4,025)
Financing activities	$5,235	$222

During the first three months of 2008, our operations used $2,512,000 of cash as a result of our operating loss, increases in farming and water inventories and payments of income taxes related to 2007 income. During the first three months of 2007, the net cash provided by operations resulted from our operating income, and the positive impact of non-cash expenses when added back to operations.

During the first quarter of 2008, we used $2,419,000 for investing, primarily reflecting capital investments of $3,335,000 in our real estate projects, the purchase of land in San Diego County through an IRS Section 1031 exchange and the purchase of new long-term water contracts. These cash outflows were partially offset by cash provided from maturing marketable securities. Cash used in investing activities during the first quarter of 2007 was $4,025,000, primarily reflecting capital investments of $2,618,000 in our real estate projects and a net increase in funds invested in marketable securities.

It is anticipated that throughout the remainder of 2008 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our capital investment requirements over the remainder of 2008 could total between $35,000,000 and $40,000,000, approximately. These amounts include contributions to our joint ventures, investments in infrastructure and entitlement activities in our real estate projects, new farm development, and the purchase of additional water resources. During 2008 we have added to our water resources through the purchase of additional state water contracts and the purchase of approximately 8,400 acre feet of water from a Kern County land owner. We view these water purchases as a long-term asset to be used to support ranch-wide development and agricultural activities. These water purchases also provide additional sources of water to help ensure that we have adequate water supplies to meet our needs as the State of California deals with the environmental challenges of moving water through the Sacramento Delta. Because the water purchased is not needed to meet our 2008 water needs, we will bank the water or trade the water to other users during 2008, receiving repayment of the water in the following years.

During the first three months of 2008, financing activities provided $5,235,000 in cash, primarily from proceeds from the exercise of stock options and borrowing on our line of credit. In March 2008 we borrowed $5,000,000 against our line of credit, and used the proceeds primarily to fund the purchase of land in San Diego County and to invest in long term water contracts. The line of credit was subsequently repaid during April 2008 using funds received from maturing securities. Cash provided by financing activities for the first three months of 2007 totaled $222,000, primarily due to proceeds from the exercise of stock options.

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

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At March 31, 2008, total capitalization was $171,511,000, consisting of $5,410,000 of debt and $166,101,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 3%.

We have a long-term revolving line of credit of $30,000,000 that as of March 31, 2008, has an outstanding balance of $5,000,000. The outstanding balance was repaid during April 2008. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2009. This note is unsecured. Our outstanding long-term debt, less current portion of $29,000, is $381,000 at March 31, 2008. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. This note has a maturity date of May 1, 2018.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. As noted above, at March 31, 2008 we have $67,556,000 in cash and securities and $25,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. We believe that we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$410	$29	$64	$73	$244
Interest on fixed rate debt	157	27	47	38	45
Line of credit commitment fees	99	99		—	—
Cash contract commitments	1,473	1,473	—	—	—

Total contractual obligations	$2,139	$1,628	$111	$111	$289

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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space, and total, on average, approximately $20,000 per month.

As discussed in “Note I- Retirement Plans” in the Notes to Unaudited Consolidated Condensed Financial Statements, we have long-term liabilities for employee retirement plans. The payments related to retirement plans are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $350,000 to the pension plan in 2008. During 2007, we made approximately $465,000 in pension plan contributions.

Off-Balance Sheet Arrangements

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—

Total other commercial commitments	$4,584	$4,584	$—	$—	$—

The standby letter of credit is related to the issuance of Community Facilities District bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit was originally for a two-year period and will be renewed, if necessary, in 2009.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade rating from Moody’s or Standard and Poor’s. See “Note C - Marketable Securities” in the Notes to Unaudited Consolidated Condensed Financial Statements.

We are exposed to interest rate risk on our long-term debt currently outstanding and on our line of credit, which as of March 31, 2008, had an outstanding balance of $5,000,000. The balance on our line of credit was repaid in April 2008. The interest rate on our line-of-credit can be tied to the lending bank’s prime rate and would change when that rate changes, or tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $410,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in the interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past entered into interest rate swaps to manage those fluctuations.

At March 31, 2008, we had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, an unconsolidated joint venture, has an interest rate swap agreement with respect to $5,900,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive loss. As of March 31, 2008, the Company’s portion of the fair market value of the interest rate swap was a loss of $116,000. Estimated fair value of the swap was determined by market price quotes as of March 31, 2008, received from the joint venture’s bank.

Market risk related to our inventories ultimately depends on the value of almonds, grapes, and pistachios, at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with our current customers and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal. Market risk is discussed below in the section pertaining to commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations and marketable securities and their related weighted-average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At March 31, 2008

(In thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at 03/31/08
Assets:
Marketable securities	$4,631	$20,471	$4,368	$12,192	$7,003	$8,836	$57,501	$57,798
Weighted average interest rate	3.78%	4.00%	4.39%	4.71%	4.54%	4.60%	4.32%	—

Liabilities:
Short-term debt	$5,000	$—	$—	$—	$—	$—	$5,000	$5,000
Weighted average interest rate	4.50%	—	—	—	—	—	4.50%	—
Long-term debt	$22	$31	$33	$35	$37	$252	$410	$410
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2007

(In thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at 12/31/07
Assets:
Marketable securities	$10,030	$29,835	$6,736	$11,498	$6,671	$2,904	$67,674	$67,559
Weighted average interest rate	4.01%	4.03%	4.42%	5.19%	4.78%	4.88%	4.37%	—

Liabilities:
Long-term debt	$28	$31	$33	$35	$37	$253	$417	$417
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

In comparison to the prior year, our risk with regard to fluctuations in interest rates has increased slightly related to the use of debt because of an outstanding balance on our line of credit, but has decreased with regard to our marketable securities due to a decline in outstanding balances.

Commodity Price Exposure

As of March 31, 2008, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2008 and 2007 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at March 31, 2008, $2,939,000 is at risk to changing prices. Of the amount at risk to changing prices, $946,000 is attributable to almonds and $1,993,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2007 was $7,091,000. Of the December 31, 2007 amount at risk to changing prices, $2,727,000 is related to almonds, $3,407,000 is related to pistachios, and $957,000 is related to walnuts.

The price estimated for recording accounts receivable for almonds recorded at March 31, 2008 was $1.58 per pound, as compared to $1.67 per pound at December 31, 2007. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $5,900. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.00 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $1.33 per pound at December 31, 2007. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $15,000. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30.

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

1. Press release announcing results of operations for the period ending December 31, 2007. Date of report was February 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 9, 2008	BY	/S/ ALLEN E. LYDA
DATE		Allen E. Lyda
Vice President, Chief Financial Officer