Form 10-Q
period 2008-09-30
TEJON RANCH CO
filed 2008-11-10
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of the Company’s outstanding shares of Common Stock on November 10, 2008 was 16,986,020.

TEJON RANCH CO. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues:
Real estate - commercial/industrial	$8,046	$4,165	$21,358	$12,413
Farming	6,436	6,796	8,391	9,950

Total revenues	14,482	10,961	29,749	22,363
Costs and Expenses:
Real estate - commercial/industrial	2,823	3,289	10,535	8,941
Real estate - resort/residential	1,458	1,008	3,228	2,486
Farming	4,794	4,686	6,919	6,882
Corporate expenses	1,060	2,081	6,394	6,214

Total expenses	10,135	11,064	27,076	24,523

Operating income (loss)	4,347	(103)	2,673	(2,160)
Other Income (Expense):
Investment income	358	908	1,534	2,596
Interest expense	—	—	(70)	(70)
Other income	83	15	331	30

Total other income	441	923	1,795	2,556
Income from operations before equity in earnings of unconsolidated joint ventures	4,788	820	4,468	396
Equity in earnings of unconsolidated joint ventures, net	834	9,454	1,522	10,119

Income before income tax expense	5,622	10,274	5,990	10,515
Income tax expense	1,738	4,070	1,855	4,167

Net income	$3,884	$6,204	$4,135	$6,348

Net income per share, basic	$0.23	$0.37	$0.24	$0.38

Net income per share, diluted	$0.22	$0.35	$0.24	$0.36

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,248	$9,454
Marketable securities - available for sale	55,288	67,559
Accounts receivable	6,339	9,352
Inventories
Water	7,042	1,871
Farming	4,158	2,137
Other	38	121
Prepaid expenses and other current assets	10,911	9,059

Total current assets	85,024	99,553
Property and equipment - net	64,957	50,357
Investments in unconsolidated joint ventures	29,751	24,464
Other assets
Long term water contracts	6,155	250
Other	922	879

TOTAL ASSETS	$186,809	$175,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,537	$1,511
Other accrued liabilities	532	656
Deferred income	896	572
Income tax payable	1,099	1,359
Short-term debt	2,750	—
Current portion of long-term debt	30	28

Total current liabilities	7,844	4,126
Long-term debt, less current portion	366	389
Long-term deferred gains	1,688	1,688
Other liabilities	3,387	2,954
Pension liability	1,292	1,292

Total liabilities	14,577	10,449
Commitments and contingencies
Stockholders’ Equity:
Common stock	8,492	8,450
Additional paid-in capital	122,584	118,370
Accumulated other comprehensive loss	(3,284)	(2,071)
Retained earnings	44,440	40,305

Total stockholders’ equity	172,232	165,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,809	$175,503

Balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2008	2007
OPERATING ACTIVITIES
Net income	$4,135	$6,348
Items not affecting cash:
Depreciation and amortization	1,948	1,657
Equity in earnings of unconsolidated joint ventures, net	(1,522)	(10,119)
Non-cash retirement plan expense	654	735
Deferred compensation - stock grants/options	2,786	3,683
Deferred income taxes	365	(1,172)
Gain from the sale of real estate	(5,436)	(712)
Non-cash straight line income	(189)	(506)
Loss on sale of marketable securities	229	—
Other than temporary loss on fair market value of investment	304	—
Excess tax benefit from stock-based compensation	(244)	(343)
Distribution of earnings from unconsolidated joint ventures	—	7,801
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(4,809)	(1,374)
Current liabilities, net	966	5,572

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(813)	11,570
INVESTING ACTIVITIES
Maturities and sales of marketable securities	32,462	11,912
Funds invested in marketable securities	(22,995)	(13,228)
Property and equipment expenditures	(17,603)	(8,225)
Proceeds from sale of real estate	6,589	—
Investment in long-term water contracts	(6,006)	—
Investment in unconsolidated joint ventures	(3,829)	(3,504)
Distribution of equity from unconsolidated joint ventures	55	—
Other	(265)	(114)

NET CASH USED IN INVESTING ACTIVITIES	(11,592)	(13,159)
FINANCING ACTIVITIES
Borrowings of short-term debt	7,750	—
Repayments of short-term debt	(5,000)	—
Repayments of long-term debt	(21)	(20)
Excess tax benefit from stock-based compensation	244	343
Proceeds from exercise of stock options	1,226	2,144

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,199	2,467
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,206)	878
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,454	4,662

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,248	$5,540

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2007	16,776,049	$8,388	$110,558	$(2,888)	$32,972	$149,030
Net income	—	—	—	—	7,333	7,333
Changes in unrealized losses on available-for-sale securities, net of taxes of $457	—	—	—	692	—	692
Benefit plan adjustment net of taxes $44	—	—	—	67	—	67
SERP liability adjustment, net of taxes of $79	—	—	—	120	—	120
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $41	—	—	—	(62)	—	(62)

Comprehensive income						8,150

Exercise of stock options and related tax benefit of $343	101,539	51	2,436	—	—	2,487
Restricted stock issuance	22,394	11	(11)	—	—	—
Stock compensation	—	—	5,387	—	—	5,387

Balance at December 31, 2007	16,899,982	8,450	118,370	(2,071)	40,305	165,054
Net income	—	—	—	—	4,135	4,135
Changes in unrealized losses on available-for-sale securities, net of taxes of $906	—	—	—	(1,209)	—	(1,209)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $4	—	—	—	(4)	—	(4)

Comprehensive income						2,922

Exercise of stock options and related tax benefit of $244	56,064	28	1,442	—	—	1,470
Restricted stock issuance	28,665	14	(14)	—	—	—
Stock compensation	—	—	2,786	—	—	2,786

Balance at September 30, 2008	16,984,711	$8,492	$122,584	$(3,284)	$44,440	$172,232

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

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

The Company has identified three reportable segments: commercial/industrial real estate development and services, or commercial/industrial real estate, resort/residential real estate development, and farming. Information for the Company’s reported segments is presented in its consolidated condensed statements of operations. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors including pretax results.

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

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Weighted average number of shares outstanding:
Common stock	16,959,133	16,899,593	16,929,870	16,844,049
Commons stock equivalents - stock options, grants	597,359	608,717	666,865	664,962

Diluted shares outstanding	17,556,492	17,508,310	17,596,735	17,509,011

NOTE C – MARKETABLE SECURITIES

FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months	$3,857	$3,838	$922	$921
with unrecognized losses for 12 months or more	20	12	8,061	8,036
with unrecognized gains	20,608	20,722	32,155	32,311

Total U.S. Treasury and agency notes	24,485	24,572	41,138	41,268
Corporate notes
with unrecognized losses for less than 12 months	15,565	14,149	3,757	3,677
with unrecognized losses for 12 months or more	13,188	12,009	13,298	13,062
with unrecognized gains	2,425	2,449	9,481	9,552

Total Corporate notes	31,178	28,607	26,536	26,291
Municipal notes
with unrecognized losses for less than 12 months	1,884	1,834	—	—
with unrecognized gains	275	275	—	—

Total Municipal notes	2,159	2,109	—	—

	$57,822	$55,288	$67,674	$67,559

We evaluate our securities for impairment based on the specific facts and circumstances surrounding each security valued below cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, the severity of the decline and our ability and intent to hold the security to maturity. At September 30, 2008 the cost of investment securities exceeded the fair market value of investment securities by $2,534,000. Of this decline in fair value, $304,000 is related to unrealized losses on securities that are deemed to be other than temporary. This is a group of five securities with total par value of $725,000. These securities have been downgraded to BBB and have maturity periods exceeding one year. Due to the downgrade, the general condition of the financial services and insurance industry, and the length of time that these securities may take to recover their full value, we have deemed these securities to be other than temporarily impaired. This fair value adjustment of $304,000 is reflected in our statement of operations. The balance of the decline in fair value is deemed to be a temporary decline and is reflected as an adjustment to other comprehensive income.

As of September 30, 2008, the adjustment to accumulated other comprehensive income (loss) in consolidated stockholders’ equity reflects a decrease in the market value of available-for-sale securities of $1,209,000, which is net of a tax benefit of $906,000. As of September 30, 2008, the Company’s gross unrealized holding gains equal $138,000 and gross unrealized holding losses equal $2,672,000. Through the nine months ending September 30, 2008, the Company sold $2,600,000 of securities for cash funding needs. The sale of these securities resulted in a net loss of $229,000. During the quarter ending September 30, 2008, the Company had no unrealized gains or losses that were reclassified to net income from accumulated other comprehensive income related to the maturity of investments.

The following table summarizes the maturities, at par, of marketable securities by year:

At September 30, 2008	< 1 year	1-2 years	2-3 years	3-4 years	4-5 years	5-6 years	Total
U.S. Treasury and agency notes	$6,065	$2,680	$6,010	$2,080	$5,442	$2,346	$24,623
Corporate notes	9,160	3,743	2,866	7,826	7,101	—	30,696
Municipal notes	275	—	265	350	1,265	—	2,155

	$15,500	$6,423	$9,141	$10,256	$13,808	$2,346	$57,474

At December 31, 2007	< 1 year	1-2 years	2-3 years	3-4 years	4-5 years	5-6 years	Total
U.S. Treasury and agency notes	$5,519	$19,192	$4,468	$5,596	$3,390	$2,897	$41,062

Corporate notes	4,479	10,422	2,231	5,865	3,269	—	26,266

	$9,998	$29,614	$6,699	$11,461	$6,659	$2,897	$67,328

All of our securities are valued using level one indicators, which are quoted market prices for the same or equivalent securities. The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex, or TIC development. Proceeds from the sale of CFD bonds are used to reimburse the Company for public infrastructure related to the TIC development. There have been no reimbursements thus far during 2008. During 2007, the Company paid approximately $940,000 in special taxes related to the CFD. As development continues to occur at TIC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this occurs, the Company’s special tax obligation will be reduced. It is expected that the Company will have special tax payments in 2008 of approximately $440,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around TIC, the Company may be able to have approximately 1,400 acres released from the CFD lien.

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

To date, the Company is not aware of any failure by Lafarge or National to comply with the orders or informal requests of the RWQCB. RWQCB is in the process of reviewing the work that National has completed related to the water cleanup activities described above, to determine if any of these activities are no longer necessary and can be stopped due to the success of the cleanup efforts. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising directly or indirectly out of their use of the leased premises. The Company believes that all of the matters described above are included within the scope of the National or Lafarge indemnity obligations and that Lafarge and National have sufficient resources to perform any reasonably likely obligations relating to these matters. If they do not and the Company is required to perform the remedial work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.

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

For further discussion, refer to the Company’s 2007 Annual Report on Form 10-K, Part I, Item 3—“Legal Proceedings.” There have been no significant changes since the filing of the Company’s 2007 Annual Report on Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at September 30, 2008 is $29,751,000. The Company’s equity in the net earnings of the unconsolidated joint ventures is $1,522,000 for the nine months ended September 30, 2008. The joint ventures have not been consolidated as of September 30, 2008 because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza LLC is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned venture which owns and operates a travel plaza/commercial highway operation in the TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At September 30, 2008, the Company had an equity investment balance of $6,284,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At September 30, 2008, the Company’s equity investment balance in this joint venture was $5,667,000. Within our Centennial joint venture two of our partners, Pardee Homes and Standard Pacific, are home builders. As with other home builders, they have seen their business decline in recent years and their internal financing has become more difficult. At the present time, despite the current market in housing, both of these partners continue to be committed to the Centennial development. If it becomes necessary for any of our current partners to leave the joint venture, the Centennial joint venture operating agreement requires the exiting partner to leave its capital contributions in the venture. The exiting partner’s capital investment would be paid back in the future from operating profits.

•

Tejon Dermody Industrial LLC is an unconsolidated joint venture between the Company and DP Properties for the development and ownership of a 652,000-square foot industrial building in the TIC. The Company owns a 50% interest in this venture. At September 30, 2008, the Company’s equity investment balance in this joint venture was $9,000. The venture is in the process of being dissolved following the sale in 2007 of its primary asset, the 652,000 square foot industrial building.

•

Five West Parcel LLC is an unconsolidated joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex – West. The establishment of such a joint venture is part of an agreement involving the designation of 500 acres in Tejon Industrial Complex–West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this joint venture. At September 30, 2008, the Company’s equity investment balance in this joint venture was $4,599,000.

•

Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At September 30, 2008, the Company’s equity investment balance was $13,192,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the nine months ended September 30, 2008 and 2007 is as follows:

Statement of Operations

for the Nine months ending September 30, 2008

(In thousands)

	Petro Travel Plaza	Centennial Founders	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Gross revenues	$60,776	$623	$2	$1,232	$—	$62,634

Net income (loss)	$2,492	$(221)	$(3)	$330	$(53)	$2,545

Partner’s share of net income (loss)	997	(111)	(2)	165	(26)	1,023

Equity in earnings (losses) of unconsolidated joint venture	$1,495	$(110)	$(1)	$165	$(27)	$1,522

Balance Sheet Information as of September 30, 2008
Current assets	$10,343	$2,966	$18	$1,794	$483	$15,604
Property and equipment, net	18,968	42,030	—	18,404	54,180	133,582
Other assets	26	1	—	—	—	27
Long-term debt	(9,845)	—	—	(10,391)	—	(20,236)
Other liabilities	(2,591)	(52)	—	(231)	(1,171)	(4,045)

Net assets	$16,901	$44,945	$18	$9,576	$53,492	$124,932

Statement of Operations

for the Nine months ending September 30, 2007

(In thousands)

	Petro Travel Plaza	Centennial Founders	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Gross revenues	$66,101	$443	$19,068	$—	$—	$85,612

Net income (loss)	$2,719	$(322)	$17,446	$(122)	$(27)	$19,694

Partner’s share of net income (loss)	1,088	(161)	8,723	(61)	(14)	9,575

Equity in earnings (losses) of unconsolidated joint venture	$1,631	$(161)	$8,723	$(61)	$(13)	$10,119

Balance Sheet Information as of September 30, 2007
Current assets	$13,286	$971	$581	$1,586	$987	$17,411
Property and equipment, net	15,719	34,012	—	8,458	41,035	99,224
Other assets	30	1	—	—	—	31
Long-term debt	(10,536)	—	—	—	—	(10,536)
Other liabilities	(4,787)	(140)	3	(1,649)	(897)	(7,470)

Net assets	$13,712	$34,844	$584	$8,395	$41,125	$98,660

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – INTEREST RATE RISK MANAGEMENT

At September 30, 2008, the Company had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, a joint venture of the Company, has an interest rate swap agreement with respect to $5,700,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income (loss). As of September 30, 2008, the Company’s portion of the fair value of the interest rate swap was a loss of $47,000. The estimated fair value of the swap was determined by using level one indicators, which are market price quotes as of September 30, 2008. The quotes are received from the joint venture’s bank, Wells Fargo Bank, N.A.

NOTE G – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of common stock. At the 2008 Annual Meeting, the shareholders of the Company approved an amendment to the Plan to increase the number of shares in the 1998 Plan from 1,600,000 to 2,350,000. Since the adoption of the 1998 Plan through September 30, 2008, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 674,934 of which have been exercised or forfeited, leaving 454,358 granted options outstanding at September 30, 2008. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted to date are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through September 30, 2008, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 35,255 options have been exercised, leaving 48,263 granted options outstanding at September 30, 2008. Options granted under the NDSI Plan vest one year from the date of grant and have a ten year contractual term.

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense was amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34, and a weighted-average expected life of the options of five years from the option grant date. No options were granted in 2007 or during the first nine months of 2008.

Exercise prices for options outstanding as of September 30, 2008 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately three years. None of the options granted under the 1998 Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the nine-month period ended September 30, 2008, and the year ended December 31, 2007:

	2008		2007
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	558,685	$24.26	660,224	$23.55
Granted	—	—	—	—
Exercised	(56,064)	(21.87)	(101,539)	(21.12)

Outstanding end of period	502,621	$24.52	558,685	$24.26

Options exercisable end of period	502,621	$24.52	558,685	$24.26

All granted options fully vested during 2007, and all related expenses for those options were recorded through that time period.

As of September 30, 2008, there was no unrecognized compensation cost related to stock options. No shares vested during the nine months ended September 30, 2008; therefore the fair value of shares vesting was zero. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 were $856,000 and $2,918,000, respectively. As of September 30, 2008, there were 502,621 options vested and exercisable with a weighted-average exercise price of $24.52, aggregate intrinsic value of $6,347,000, and weighted-average remaining contractual life of approximately three years.

There was no compensation cost related to stock option arrangements recognized in income for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, compensation cost related to stock option arrangements was $271,000. The total related recognized tax benefit in 2007 was $108,000. No share-based payment compensation costs were capitalized during this period.

NOTE H – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The 1998 Plan and the 2004 Stock Incentive Plan provide for the making of stock grant awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. The Company has issued 52,909 shares of restricted stock that vest over four-year periods of time and of this amount 44,509 shares have vested. The Company currently has 362,190 performance share grants outstanding that will only vest upon the achievement of specified performance goals related to development activities. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 68,527 for threshold performance, 102,790 shares for target performance, and 154,185 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified development activities.

The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we adjust compensation cost according to the actual outcome of the performance condition.

Total expense related to this plan for the nine months ending September 30, 2008 was $2,505,000. There was $3,258,000 of costs related to the 2004 Stock Incentive Plan for the first nine months of 2007.

During the third quarter of 2008, it was determined that certain annual performance conditions related to TIC would not be achieved and the related cumulative compensation cost previously recorded for these awards was reversed. Additional changes in estimates related to performance grants resulted in a reduction of expected compensation costs during the period and prospectively under the plan. The combined impact of these changes resulted in a reduction in expense and increases in pretax income of $1,713,000 during the third quarter of 2008. The effect of this change in estimate increased our net income by $1,182,000, or $0.07 per share, diluted.

Under the Board of Directors’ compensation plan, each director receives their annual compensation in stock. Under this plan, 31,254 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to director stock compensation during the nine months ended September 30, 2008 was $281,000. There was $153,000 of cost related to this plan for the first nine months of 2007.

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

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. At September 30, 2008, the investment mix was approximately 77% equity, 19% debt, and 4% money market funds. At December 31, 2007, the investment mix was approximately 71% equity, 24% debt and 5% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% in 2008 and 2007. The expected long-term rate of return on plan assets is 7.5% in 2008 and 2007. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the nine months ended September 30, 2008 and 2007:

(In thousands)	2008	2007
Cost components:
Service cost-benefits earned during the period	$(149)	$(279)
Interest cost on projected benefit obligation	(153)	(310)
Expected return on plan assets	150	301
Net amortization and deferral	(81)	(21)

Total net periodic pension cost	$(233)	$(309)

Effective February 1, 2007, the Company ceased admitting new employees into the defined benefit pension plan. Concurrently, the Company reduced the benefit accrual percentage for current plan participants on a prospective basis, and aligned its retirement age with the social security retirement age.

NOTE J – INCOME TAXES

For the nine months ended September 30, 2008, the Company had net income tax expense of $1,855,000 compared to a net income tax expense of $4,167,000 for the nine months ended September 30, 2007. These tax figures represent effective income tax rates of approximately 31% and 40%, respectively. The Company has certain permanent income tax deductions relating to oil and mineral depletion allowances that reduce its effective tax rate. As net income or loss approaches zero for a period, the greater the impact this deduction has on the effective tax rate. Our depletion allowance has increased during the first nine months of 2008 due to an increase in oil and gas revenues. As of September 30, 2008, our balance sheet reflects an income tax liability of $1,099,000.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. Based on the requirements of FIN 48, the Company evaluated its tax positions for all income tax items subject to FASB Statement No. 109, “Accounting for Income Taxes.” Each existing tax position was evaluated based on its technical merits and satisfied the “more likely than not to be sustained upon examination” test. The tax benefits were then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. The Company determined that no positions failed to qualify for full recognition of the tax benefit. There have been no material changes in our tax benefits from December 31, 2007. For further discussion, refer to “Note 9—Income Taxes” in the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

The Company had no unrecognized tax benefits at January 1, 2008. The Company incurred $1,100 of interest and penalties during the nine months ended September 30, 2008. Tax years from 2003 to 2007 remain subject to examination by the Federal, California and Arizona State taxing authorities. The Company is currently undergoing an Internal Revenue Service examination for the 2005 and 2006 tax years.

NOTE K – SEGMENT REPORTING - REAL ESTATE - COMMERCIAL/INDUSTRIAL

The revenue components of our commercial/industrial real estate segment for the nine months ending September 30 are as follows:

(In thousands)	2008	2007
Commercial leases	$4,520	$4,282
Land sales	6,589	712
Oil and mineral royalties	7,095	4,031
Grazing leases	849	870
All other land management ancillary services	2,305	2,518

	$21,358	$12,413

NOTE L – NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60,” or Statement 163, was issued in May 2008. Statement 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. Statement 163 also clarifies how FASB Statement No. 60, “Accounting & Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have reviewed Statement 163 and we do not expect this pronouncement to have a material impact on our results of operation or financial condition.

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

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” or Statement 161, was issued in March 2008. Statement 161 changes the disclosure requirement for derivative instruments and hedging activities by enhancing the current disclosure framework in Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have reviewed Statement 161 and we do not expect this pronouncement to have a material impact on our results of operations or financial condition.

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

Commercial/industrial real estate development and services generates revenues from lease activities, land sales, build-to-suit building sales and leases, oil and mineral royalties and grazing leases. Resort/residential land development does not currently produce revenues but is actively involved in the land entitlement process and conservation activities. Farming produces revenues from the sale of grapes, almonds, and pistachios.

For the first nine months of 2008 we had net income of $4,135,000, compared to net income of $6,348,000 for the first nine months of 2007. The decrease in net income during the first nine months of 2008 compared to the same period in 2007 resulted primarily from a decrease in equity in earnings of unconsolidated joint ventures and a decrease in farming revenues. A significant improvement in commercial/industrial real estate revenues helped to partially offset this decline.

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

Results of Operations

Total revenue from segment operations for the first nine months of 2008 was $29,749,000 compared to $22,363,000 for the first nine months of 2007, representing an increase of $7,386,000, or 33%. Other income, including investment income, was $1,865,000 for the first nine months of 2008 compared to $2,626,000 for the same period of 2007, representing a decrease in other income of $761,000, or 29%. The increase in revenue during the first nine months of 2008 is due to increased commercial/industrial real estate revenue which was partially offset by a decline in farming revenues. Commercial/industrial real estate development and services revenue increased $8,945,000 for the first nine months of 2008 due to an improvement in revenue of $5,877,000 from the sale of developed and undeveloped land and increased oil and mineral revenue of $3,064,000. Total land sales revenue for the first nine months of 2008 was $6,589,000 compared to $712,000 during the first nine months of 2007. The 2008 land sales consisted of two separate transactions within TIC-West with the first transaction being the sale of 23.75 acres to an industrial warehouse developer for $2,431,000 and the second transaction being the sale of 4.15 acres to a hotel developer for $2,300,000. We also sold 700 acres of undeveloped agricultural land for $1,858,000. Oil and mineral revenues increased based on higher commodity prices and improved production levels which more than offset declines in sand and rock royalties arising from a drop in demand for these materials that are used primarily in the construction industry. Improved returns from our power plant lease contributed $240,000 of additional revenue in the first nine months of 2008 compared to the same period in 2007.

Farming revenues decreased $1,559,000 in the first nine months of 2008 compared to the same period in 2007, due to a decrease in pistachio revenue as a result of decreased production in this off-cycle year, the absence of walnut revenue because the walnut trees were removed following our 2007 walnut crop (which was our final harvest of walnuts), and because fewer prior-year crop almonds were available for sale. During the first nine months of 2008, the sale of prior-year crop almonds accounted for $2,095,000 of farming revenue compared to $3,416,000 of farming revenue during the first nine months of 2007. The majority of our 2008 almond crop remains in inventory at September 30, 2008 due to the timing of the almond harvest. Investment income fell during the first nine months of 2008 compared to the same period in 2007 due to a decline in funds invested which resulted in lower investment income, a loss from the sale of securities and a fair value write down of $304,000 on securities with other than temporary impairments.

Net income for the first nine months of 2008 was $4,135,000, or $0.24 per share, diluted, compared to net income of $6,348,000, or $0.36 per share diluted, for the same period in 2007. The decline in net income during the first nine months of 2008 is attributable to a decline in equity in earnings of unconsolidated joint ventures and increased expenses in each operating segment. Partially offsetting these negative variances was the increase in revenue described above. The decline in equity in earnings of unconsolidated joint ventures is related to the sale of the building owned by the Tejon/Dermody joint venture during the third quarter of 2007, which resulted in an $8,545,000 gain. Expenses within our commercial/industrial segment increased $1,594,000 during the first nine months of 2008 compared to the same period in 2007. The largest increase in cost in the commercial/industrial segment was the direct cost of sales of $1,152,000 related to our land sale transactions. Other costs directly stemming from our land transactions also increased during the nine months ended September 30, 2008. These include increases in legal fees, commissions, and commercial water payments. Stock compensation for commercial/industrial employees declined in the first nine months of 2008 compared to the same period in 2007 due to changes in estimates of the number of shares that will actually be granted based upon estimated ranges of success related to performance goals at our TIC development. Within our resort/residential real estate segment, expenses increased $742,000 during the first nine months of 2008 compared to the same period in 2007 primarily due to increases in compensation expense due to the timing of hiring employees and additional stock compensation expense. Farming expenses increased $37,000 during the first nine months of 2008 compared to the same period in 2007 due to an increase of $156,000 in depreciation expense for water assets and a $93,000 increase in fuel costs combined with $112,000 of increased farm production costs. These increases were partially offset by a decrease of $201,000 in water fixed costs as a result of the 35% State Water Project allocation and a decline of $114,000 in compensation expenses. Corporate general and administrative costs increased $180,000 during the first nine months of 2008 compared to the same period in 2007 due primarily to a $275,000 increase in professional fees due to the timing of incurrence of these fees, $101,000 of amortization of new long-term water contracts and increases in donations and in charges related to our holding company. These general and administrative cost increases were partially offset by a $428,000 decrease in stock compensation cost due to changes in estimates related to the achievement of performance goals related to absorption at our TIC development.

Total revenues for the third quarter of 2008, including investment and other income, were $14,923,000, compared to $11,884,000 for the third quarter of 2007. This increase of $3,039,000 in total revenues is primarily attributable to a land sale transaction that occurred during the third quarter of 2008. Commercial/industrial real estate land sales revenues increased $2,300,000 compared to the same quarter of 2007. Oil and mineral revenues during this period improved $1,555,000 compared to the same period in 2007 due to higher production and prices. Farming revenues decreased $360,000 as a result of the sale of fewer pistachios in the third quarter of 2008 as compared to the third quarter of 2007 because of reduced production in this off-cycle year. Grape revenues also declined in the third quarter of 2008 due to reduced production compared to the same period of 2007. Corporate income decreased $482,000 during the third quarter of 2008 compared to the third quarter of 2007 due to a $304,000 fair value adjustment on securities that were deemed to be impaired on an other than temporary basis and a decrease in investment income due to a reduction in funds invested.

Net income for the third quarter of 2008 was $3,884,000, or $0.22 per share, diluted, compared to net income of $6,204,000, or $0.35 per share, diluted, for the same period of 2007. This decline in net income results primarily from the decrease in equity in earnings of unconsolidated joint ventures of $8,620,000. The third quarter of 2007 included the sale of the building owned by the Tejon Dermody joint venture which resulted in $8,545,000 of gain. The increase in commercial/industrial revenue of $3,881,000 in the third quarter of 2008 helped to offset the absence of a similar building sale transaction in the third quarter of 2008. Also helping to offset the reduction in equity in earnings of unconsolidated joint ventures are reduced expenses in our commercial/industrial real estate segment and our corporate operations. We experienced reduced expenses in these areas primarily as a result of stock compensation adjustments related to changes in estimates, as described earlier. Expenses in our commercial/industrial segment declined $466,000 in the third quarter of 2008 compared to the same period in 2007 due to reduced compensation costs of $683,000, which were partially offset by increased cost of sales of $63,000 and other increased operating costs including professional services, fuel, and depreciation. Resort residential expenses increased $450,000 in the third quarter of 2008 compared to the same period in 2007 primarily due to increased compensation costs, net of amounts capitalized to real estate projects, and charitable contributions. Farming segment costs increased $108,000 during the third quarter of 2008 compared to the third quarter of 2007 due to increased fuel costs, commencement of amortization of new water assets, and higher cultural costs. Water fixed costs increased during the period due to the higher prices paid for supplemental water. Corporate expenses decreased $1,021,000 in the third quarter of 2008 compared to the third quarter of 2007 mainly driven by compensation cost decreases of $1,326,000 that are partially offset by increases in professional service fees, donations, and timing of holding company costs.

The undeveloped land sale described earlier includes the opportunity for us to receive additional funds over a twenty-five year period, related to the buyer’s production and sale of the rock and aggregate minerals. The beginning of this potential revenue stream is dependent on the buyer receiving all of the appropriate governmental permits for a rock and aggregate mining operation. This permitting process can take as long as three years with no guaranty of success. The obligation of the buyer consists of a minimum payment each year of $200,000, with such obligation commencing with the start of mining operations. The ultimate annual payment received each year is based upon rock and aggregate production and sales prices.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product and infrastructure development for the Tejon Industrial Complex-East, or TIC-East, development. Our marketing efforts for TIC-East and West are focused on educating potential users about the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that in the long-term as California’s population continues to grow we will see increases in industrial activity at TIC. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. Temporary or long-term downturns in the economy can also have an adverse impact on our ability to sell or lease our industrial/commercial products.

While potential tenants’ interest in our commercial/industrial real estate development continues, prospective activity is in decline. The weakening economy and tightening of credit markets has created downward pressure on consumer spending, causing many firms to delay expansion and supply chain reengineering efforts as they evaluate their alternatives. The continuing economic downward forces in the current business cycle could cause an increasing decline in short-term and potentially long-term demand for our commercial and industrial developments. We cannot project the duration of this downturn or the actual effect in may have on our operations, but do expect it to have a negative impact on our operations, the extent of which is difficult for us to predict at this time.

During the remainder of 2008, we anticipate that our commercial/industrial and resort/residential real estate segments will continue to experience increases in costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue with our real estate activities and pursue development opportunities.

The actual timing and completion of entitlement and development is difficult to predict due to the uncertainties of the approval process and market factors. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings. In the course of pursuing these development activities we routinely engage in conversations with environmental groups and government agencies that could have an interest in or influence over the planned future activities that we undertake on our land. Land development impacts diverse groups with varying concerns and we regularly meet with many of these groups to ensure that we address these concerns proactively in order to allow our development plans to proceed with the greatest amount of support and concurrence.

These types of conversations with environmental groups and government agencies evolved into formal discussions and negotiations that resulted in an agreement that was announced on May 8, 2008, with document signing on June 17, 2008. This Conservation and Land Use Agreement calls for the permanent protection of up to 240,000 acres of our land through phased dedicated conservation easements on approximately 178,000 acres of our land and an option to purchase conservation easements on an additional 62,000 acres of our land.

The Conservation and Land Use Agreement is designed to ensure permanent protection of the most sensitive resources of the ranch, establish the Tejon Ranch Conservancy, or Conservancy to adopt and implement a ranch-wide management plan to preserve and enhance the conserved land, provide an option for environmental resource groups to acquire at fair market value determined through an appraisal process additional lands that the Company might otherwise develop, and allow us to proceed with entitlement and development of Centennial, Tejon Mountain Village, TIC, and future development in the TIC area without opposition from leading environmental organizations that are party to the agreement.

The Conservation and Land Use Agreement provides certainty for us and the environmental resource groups. For Tejon, the agreement provides certainty that its existing development plans will not be opposed by the environmental resource groups that are party to the agreement, and that we will be able to continue to protect our land while still engaging in current revenue producing activities, including farming, ranching, and oil and mineral extraction activities. For the environmental groups the agreement provides certainty that the ecological resources on our lands will be permanently protected.

The Conservation and Land Use Agreement details a master plan for the Company’s land which establishes the balance between conservation, development and our historic land use activities. The agreement is designed to remove many of the obstacles that have plagued similar efforts in California to develop large tracts of formerly open space and we expect to be able to move ahead with the entitlement of our current development projects in a much more timely fashion. Please refer to our Form 8-K filed with the Securities and Exchange Commission on May 8, 2008 and our Form 8-K filed on June 23, 2008 for additional information related to the Conservation and Land Use Agreement.

We will also continue to evaluate land resources to determine the highest and best uses of our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial and industrial properties.

For the remainder of 2008 and during 2009 the California State Water Project will continue to face environmental challenges regarding the moving of state project water through the Sacramento Delta. These challenges resulted in a court-ordered shut down of the Delta pumps, which are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. After a temporary contingency pumping plan was approved by the Court, which protects a certain species of fish, the Court allowed the Delta pumps to be turned back on but continued to limit their usage. The usage is limited to approximately 50% capacity until all studies are completed as to the environmental impact to the Delta. This curtailment of water from the Delta impacts the delivery of our state water entitlements and during 2008 limited us to only 50% of our total supply. This limitation, along with the effects of a drought in California, is reflected in the 35% allocation of water from the State Water Project in 2008. At this time we are anticipating even more severe cuts in 2009 unless the current drought conditions are alleviated. There are many groups, governmental and private, working together to come up with a solution over the next year to alleviate the curtailment of water from the Delta.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. We estimate that our 2008 almond crop production will be comparable to or exceed that of 2007. Prices have been relatively stable but the large 2008 statewide almond crop could exert negative pressure on prices. Pistachio production was down 2,160,000 pounds in 2008 as compared to 2007. This was an anticipated decline following two high yield years. As a result of the smaller crop, prices have increased over those received in 2007. Grape yields in 2008 are marginally lower than the prior year, but prices have remained stable or experienced slight improvement. With the expectation of statewide grape production in 2008 being in line with demand, the pressure on prices of recent years has been alleviated at the present time and grape prices should stabilize at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that demand for product has remained very strong both in the United States and in our export markets and at this time this level of demand is expected to continue. However, improved global production and the recent increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

Income Taxes

Income tax expense totaled $1,855,000 for the first nine months of 2008. This is compared to $4,167,000 of income tax expense for the same period of 2007. These represent effective income tax rates of approximately 31% in 2008 and 40% in 2007. The substantial change in the Company’s 2008 effective tax rate compared to 2007 is due to the permanent tax differences resulting from the Company’s oil and mineral tax depletion deductions that reduce the effective tax rate incurred by the Company. The depletion deduction has increased during 2008 due to the growth in oil and mineral revenues. The Company is currently undergoing an Internal Revenue Service examination for the 2005 and 2006 tax years.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $56,536,000 at September 30, 2008, a decrease of $20,477,000, or 27% from the corresponding amount at the end of 2007. Cash, cash equivalents and marketable securities decreased during the first nine months of 2008 compared to the first nine months of 2007 due to $11,177,000 of investments in water inventory and long-term water contracts, continuing investments in our real-estate projects, and investments in our joint ventures. This increase in cash outflows was partially offset by non-cash operating expenses reflected in our net income.

The following table shows our cash flow activities for the nine months ended September 30:

(In thousands)	2008	2007
Operating activities	$(813)	$11,570
Investing activities	$(11,592)	$(13,159)
Financing activities	$4,199	$2,467

During the first nine months of 2008, our operations used $813,000 of cash as a result of increases in farming and water inventories and payments of income taxes related to 2007 income. During the first nine months of 2007, the $11,570,000 net cash provided by operations resulted from the distribution of earnings from an unconsolidated joint venture and from the positive impact of non-cash expenses when added back to operations.

During the first nine months of 2008, we used $11,592,000 of cash for investing, primarily reflecting capital investments of $17,603,000 in our real estate projects, the purchase of land in San Diego County through an IRS Section 1031 exchange, and the purchase of new long-term water contracts for $6,006,000. We also invested $3,829,000 in our unconsolidated joint ventures. These cash outflows were partially offset by cash provided from marketable securities and three land sales. Cash used in investing activities during the first nine months of 2007 was $13,159,000, primarily reflecting capital investments of $8,225,000 in our real estate projects, a net increase in funds invested in marketable securities, and $3,504,000 contributed to unconsolidated joint ventures.

It is anticipated that throughout the remainder of 2008 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our capital investment requirements over the remainder of 2008 could total between $4,000,000 and $6,000,000, approximately. These amounts include contributions to our joint ventures, investments in infrastructure and entitlement activities in our real estate projects, and the potential purchase of additional water resources. During 2008, we have added to our water resources through the purchase of additional state water contracts and the purchase of approximately 8,400 acre feet of water from a Kern County land owner. We view these water purchases as a long-term asset to be used to support ranch-wide development and agricultural activities. These water purchases also provide additional sources of water to help ensure that we have adequate water supplies to meet our needs as the State of California deals with the environmental challenges of moving water through the Sacramento Delta. Because the water purchased is not needed to meet our 2008 water needs, we will bank the water or trade the water to other users during 2008, receiving repayment of the water in the following years.

During the first nine months of 2008, financing activities provided $4,199,000 in cash, primarily from net borrowings on our line of credit and $1,226,000 in proceeds from the exercise of stock options. In March 2008, we borrowed $5,000,000 against our line of credit and used the proceeds primarily to fund the purchase of land in San Diego County and to invest in long-term water contracts. The line of credit was subsequently repaid during April and May 2008 using funds received from maturing and sold securities and sales of land. We subsequently borrowed $2,750,000 against our line of credit between July and September 2008 to fund contributions to our joint ventures. It is expected that these borrowings will be repaid from maturing securities and distributions from joint ventures over the next six months. Cash provided by financing activities for the first nine months of 2007 totaled $2,467,000, primarily due to proceeds from the exercise of stock options.

It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations and by the timing of sales and leases of property within our development projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts, in addition to the effect the overall economy may have on demand Often, the timing aspects of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe that we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

Capital Structure and Financial Condition

Management considers our financial structure and condition to be solid. At September 30, 2008, total capitalization was $175,378,000, consisting of $3,146,000 of debt and $172,232,000 of equity, resulting in a debt-to-total-capitalization ratio of less than two percent.

We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2008, had an outstanding balance of $2,750,000. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2009. This note is unsecured. Our outstanding long-term debt, less current portion of $30,000, is $366,000 at September 30, 2008. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. Principal and interest on this note are payable monthly, with the principal portion of the monthly payment being approximately $2,100. This note has a maturity date of May 1, 2018.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels and undeveloped land, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described in “Note D—Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report), distributions from our joint ventures, and the issuance of common stock. As noted above, at September 30, 2008 we have $56,536,000 in cash and securities and $27,250,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we will be able to obtain financing from any of these sources or that we will be able to obtain financing at favorable terms. We believe that we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$396	$30	$66	$76	$224
Interest on fixed rate debt	144	26	45	36	37
Line of credit commitment fees	99	99	—	—	—
Short-term debt	2,750	2,750	—	—	—
Tejon Ranch Conservancy	5,675	606	969	800	3,300
Cash contract commitments	7,395	7,395	—	—	—

Total contractual obligations	$16,459	$10,906	$1,080	$912	$3,561

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

Our financial obligations to the Conservancy are prescribed in the Conservation and Land Use Agreement executed in June 2008. Our advances to the Conservancy are dependent on the timing of occurrence of certain events and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021. The obligation shown above is one-half of the total required obligations due to the other one-half of the obligation being funded by the TMV LLC and the Centennial Founders, LLC.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade rating from Moody’s or Standard and Poor’s. See “Note C—Marketable Securities” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

We are exposed to interest rate risk on our long term debt currently outstanding and on our line of credit, which as of September 30, 2008, had an outstanding balance of $2,750,000. The interest rate on our line-of-credit can be tied to the lending bank’s prime rate and would change when that rate changes, or tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $396,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At September 30, 2008, we had no outstanding interest rate swap agreements. However, Petro Travel Plaza LLC, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $5,700,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009. The interest rate swap fixed rate is 4.33%. The joint venture accounts for the swap agreement as a cash flow hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Investments and Hedging Activities.”

We record our pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income (loss). As of September 30, 2008, the Company’s portion of the fair market value of the interest rate swap was a loss of $47,000. Estimated fair value of the swap was determined by market price quotes as of September 30, 2008, received from the joint venture’s bank. We have no reason to believe that the bank that holds the contractual swap agreement is experiencing credit problems that could call into question their ability to continue with this agreement.

Market risk related to our farming inventories ultimately depends on the value of almonds, grapes, and pistachios at the time of payment or sale. Market risk related to our water inventories depends on the value of that water at the time we sell or trade it. Given the uncertainty surrounding the availability of water in California and the continuing drought that the state is experiencing, we believe that water values will continue to increase. We reflect our water inventory on our balance sheet at cost. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with our current customers and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal. Market risk is discussed below in the section pertaining to commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations and marketable securities and their related weighted-average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At September 30, 2008

(In thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at 09/30/08
Assets:
Marketable securities	$3,007	$16,796	$3,358	$12,405	$8,371	$13,885	$57,822	$55,288
Weighted average interest rate	4.04%	3.97%	4.38%	4.58%	4.79%	4.54%	4.38%
Liabilities
Short-term debt	$2,750	$—	$—	$—	$—	$—	$2,750	$2,750
Weighted average interest rate	4.25%	—	—	—	—	—	4.25%
Long-term debt	$8	$31	$33	$35	$37	$252	$396	$396
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

In comparison to the prior year, our risk with regard to fluctuations in interest rates has decreased slightly with regard to our marketable securities due to a decline in outstanding balances. Our risk with regard to our indebtedness increased due to the outstanding balance on our line of credit.

Commodity Price Exposure

As of September 30, 2008, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2008 and 2007 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at September 30, 2008, $3,686,000 is at risk to changing prices. Of the amount at risk to changing prices, $690,000 is attributable to almonds and $2,996,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2007 was $7,091,000. Of the December 31, 2007 amount at risk to changing prices, $2,727,000 was related to almonds, $3,407,000 was related to pistachios, and $957,000 was related to walnuts.

The price estimated for recording accounts receivable for almonds recorded at September 30, 2008 was $1.78 per pound, as compared to $1.67 per pound at December 31, 2007. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $3,900. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.00 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.10 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $14,300. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30 per pound.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits –

Page Number

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 12

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

*10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

*10.7	Severance Agreement	FN 5

*10.8	Director Compensation Plan	FN 5

*10.9	Non-Employee Director Stock Incentive Plan	FN 5

*10.9(1)	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

*10.10	1998 Stock Incentive Plan	FN 5

*10.10(1)	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

*10.11	Employment Contract - Robert A. Stine	FN 5

*10.15	Amendment to 1998 Stock Incentive Plan	FN 6

10.16	Lease Agreement with Calpine Corp.	FN 7

10.17	Tejon/DP Partners Operating Agreement	FN 7

10.18	Centennial Founders LLC Agreement	FN 8

10.19	Form of Securities Purchase Agreement	FN 9

10.20	Form of Registration Rights Agreement	FN 10

*10.21	2004 Stock Incentive Program	FN 11

*10.22	Form of Restricted Stock Agreement	FN 11

*10.23	Form of Restricted Stock Unit Agreement	FN 11

10.24	Tejon Mountain Village LLC Operating Agreement	FN 13

10.28	Tejon Ranch Conservation and Land Use Agreement	FN 14

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management plan, compensatory plan or arrangement

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

(b)	Current Reports on Form 8-K filed during the period covered by this report -

1.	Press release announcing the results of operations for the three months ended June 30, 2008. The date of the report was August 1, 2008.

2.	Press release providing notification that erroneous information was being circulated regarding trading in the company’s stock by its largest shareholder. The date of the report was September 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

November 10, 2008	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda Vice President, Chief Financial Officer