Form 10-K
period 2008-12-31
TEJON RANCH CO
filed 2009-03-02
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s Common Stock, $.50 par value per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2008 was $588,814,581 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 25, 2009 was 16,997,949 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

Total Pages - 121

Exhibit Index - 52

PART I

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part 1, Item 1A, “Risk Factors” of this report.

ITEM 1.	BUSINESS

Tejon Ranch Co. (the “Company”, “Tejon”, “we”, “us” and “our”) is a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and create value for our shareholders. Current operations consist of land planning and entitlement, land development, commercial sales and leasing, leasing of land for mineral royalties, grazing leases, income portfolio management, and farming. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, development, and conservation.

Over the past several years, we have entered into joint venture agreements for the development of portions of our land, began land planning and land entitlement projects, and divested non-strategic assets. During 2008, we reached a significant agreement with five of the major environmental resource organizations on a ranch-wide conservation and land use plan. This` Conservation and Land Use Agreement, or the “Conservation Agreement”, calls for the permanent protection of up to 240,000 acres of our land through phased dedicated conservation easements on approximately 145,000 acres of our land, 33,000 acres of open space within permitted project areas, and an option to purchase conservation easements on an additional 62,000 acres of our land.

The Conservation Agreement is designed to ensure permanent protection of the most sensitive resources of the ranch, establish the Tejon Ranch Conservancy, or the “Conservancy”, adopt and implement a ranch-wide management plan to preserve and enhance the conserved land, provide an option for environmental resource groups to acquire conservation easements at fair market value determined through an appraisal process on additional lands that we might otherwise develop, and allow us to proceed with entitlement and development of Centennial, Tejon Mountain Village, or “TMV”, Tejon Industrial Complex, or “TIC”, and future development in the TIC area without opposition from leading environmental organizations that are party to the Conservation Agreement.

The Conservation Agreement provides certainty for us and the five major environmental organizations which are parties to the Conservation Agreement. For Tejon, the Conservation Agreement provides certainty that our existing development plans will not be opposed by the environmental resource groups that are party to the agreement, and that we will be able to continue to protect our land while still engaging in current revenue producing activities, including farming, ranching, and oil and mineral extraction activities. For these environmental groups the Conservation Agreement provides certainty that the ecological resources on our lands will be permanently protected.

The Conservation Agreement details a master plan for our land that establishes the balance between conservation, development and our historic land use activities. The agreement is designed to remove many of the obstacles that have plagued similar efforts in California to develop large tracts of formerly open space and we expect to be able to move ahead with the entitlement of our current development projects in a much more timely fashion. Please refer to our Form 8-K filed with the Securities and Exchange Commission, or the “SEC”, on May 8, 2008 and our Form 8-K filed with the SEC on June 23, 2008 for additional information related to the Conservation Agreement.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

(Amounts in thousands of dollars)

	2008	2007	2006
Revenues
Real estate - commercial/industrial	$27,234	$16,940	$16,010
Farming	12,887	15,404	12,412

Segment revenues	40,121	32,344	28,422
Investment income	2,169	3,509	2,975
Other income	349	55	119

Total revenues	$42,639	$35,908	$31,516

Segment Profits (Losses) and Net Income (Loss)
Real estate - commercial/industrial	$13,388	$4,513	$4,779
Real estate - resort/residential	(4,563)	(3,512)	(3,408)
Farming	1,195	4,972	3,088

Segment profits (1)	10,020	5,973	4,459

Investment income	2,169	3,509	2,975
Other income	349	55	119
Interest expense	(70)	(70)	(70)
Corporate expenses	(8,539)	(8,547)	(13,173)

Operating income (loss) before equity in earnings of unconsolidated joint ventures	3,929	920	(5,690)
Equity in earnings of unconsolidated joint ventures	2,227	10,580	1,247

Operating income (loss) before income taxes	6,156	11,500	(4,443)

Net income (loss)	$4,112	$7,333	$(2,729)

Identifiable Assets by Segment (2)
Real estate - commercial/industrial	$45,826	$33,676	$26,277
Real estate - resort/residential	34,357	23,766	21,130
Farming	22,180	23,458	18,815
Corporate	84,709	94,603	92,895

Total assets	$187,072	$175,503	$159,117

(1)	Segment profits are revenues from operations less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(2)	Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, and land, buildings and improvements.

Real Estate Operations

Our real estate operations consist of four principal activities: land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management.

Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 150,000 vehicles a day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, which includes TIC–East and West, the Centennial master planned community on our land in Los Angeles County, and our resort and residential community called TMV.

The Conservation Agreement does not restrict our ability to continue forward with these activities in the designated project areas of TMV, Centennial, and the “Grapevine” area of Interstate 5 located in Kern County, which includes TIC-East and West. Portions of our land (62,000 acres) which are suitable for development in the long-term future are now under option with the Conservancy for the purchase of conservation easements at market value. If conservation easements are not purchased within the time frame designated in the Conservation Agreement, this land will be available to us for future development.

Our real estate activities within our commercial/industrial segment include: entitling, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. Our real estate operations within our resort/residential segment at this time include only land entitlement, land planning and land stewardship activities.

Commercial/Industrial

Construction:

During 2008 we began the installation of road and water systems infrastructure at TIC-East to prepare parcels for sale or lease and for a new travel plaza. Our Five West Parcel LLC joint venture completed construction of a speculative 606,000 square foot industrial building, and our Petro Travel Plaza Holdings, joint venture, or “TA/Petro”, completed construction of a new gas station and convenience store. The interchange at Laval Road is also being expanded to accommodate increased traffic at our industrial development.

Entitlements:

Our application to the U.S. Foreign-Trade Zone Board for a General Purpose FTZ designation for 177 acres within the 1,450 acre TIC development, which we filed in November 2006, was approved in early 2008.

Leasing:

Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to a full-service truck stop facility, a truck wash, four auto service stations with convenience stores, four fast-food operations, two full-service restaurants, one motel, an antique shop, and a United States Postal Service facility.

In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes; 32 acres of land to Calpine Generating Company, or

Calpine, for an electric power plant; and one office building in Rancho Santa Fe, California (which the Company also owns).

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our 2008 commercial/industrial activity.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities.

As of December 31, 2008, approximately 10,900 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 612,000 barrels of oil and 142,000 MCF of dry gas during 2008. Our share of production, based upon average royalty rates during the last three years, has been 215, 151, and 118, barrels of oil per day for 2008, 2007, and 2006, respectively. Approximately 230 producing oil wells were located on the leased land as of December 31, 2008. Royalty rates on our leases range from 12.5% to 25%.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant which, declined in 2008. The decline in shipments is the direct result of reduced construction activity due to the depressed real estate market. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. See Item 3, “Legal Proceedings,” for a further discussion.

Joint Ventures:

We are also involved in three joint ventures, TA/Petro, Five West Parcel LLC and Tejon Dermody LLC. TA/Petro owns and operates a 51-acre travel and truck stop facility, and also operates three separate gas stations with convenience stores within TIC-West. During 2009, TA/Petro will begin and complete construction of a new travel plaza in TIC-East on 60 acres. Five West Parcel LLC is a joint venture with Rockefeller Development Group to construct and lease or sell a 606,000 square foot industrial building that was completed during February 2008. The building was leased on a month to month basis upon completion, but is currently vacant. Tejon Dermody LLC sold its primary asset during 2007 and the joint venture was dissolved in August 2008. We received the final equity distribution from this venture in January 2009.

Resort/Residential

Our resort/residential segment activities include land planning and entitlement and land stewardship activities. We have two major resort/residential communities within this segment that are progressing through the entitlement process. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement that we signed in 2008 is designed to minimize the opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental groups has been a primary cause of delay and loss of financial value for real estate development projects in California.

Centennial community:

The Centennial development is a large master-planned community development encompassing approximately 11,000 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partners in this joint venture are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. During 2008, we contributed 50% of the capital funds necessary to pursue entitlements and development efforts undertaken by this joint venture.

Since the initial submittal of our administrative-level environmental impact report, or “EIR”, to Los Angeles County, we have continued to receive feedback from the Los Angeles Planning Department and have submitted several revisions of our administrative EIR as we work towards the public filing of our EIR and final approval. We cannot estimate when this approval will be granted, but the process is being actively pursued. In addition to the EIR, we have submitted a variety of other reports required as part of the entitlement process including our specific plan, tentative tract maps, geological reports, traffic reports, and water supply assessment reports. Centennial is envisioned to be an ecologically friendly and commercially viable development. Our plan is for a sustainable program that provides for the needs of the community while protecting the environment and will be achieved through our continuing focus on responsible use of limited resources and progressive construction design. We recognize the need to balance expensive ‘Green Program’ certifications with the practicality of investing those same funds in environmentally sound building elements.

Tejon Mountain Village community:

In addition to the Centennial community project, we are currently engaged in the development of TMV. TMV is envisioned as an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. TMV is being developed by TMV LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partner in this joint venture is DMB TMV LLC, a wholly-owned subsidiary of DMB Associates Inc., or DMB, which is a leading resort/recreational planned community developer. Under the joint venture agreement, the parties have agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV. In 2006, the Company contributed rights to all studies, research, and other work that we had performed related to TMV to the joint venture and committed to contribute 28,000 acres comprising the TMV site at such time as entitlements are successfully obtained and litigated, while DMB committed up to a total of at least $113,500,000 to fund entitlement efforts and development. Beginning in 2009, based on the achievement of entitlement contribution levels by DMB, we will begin to share future funding requirements for entitlement and future development activities with DMB.

In late 2008, the EIR for TMV was submitted to Kern County Planning Department. The EIR will undergo review by Kern County and then will be available for public review and comment later in 2009. This phase of the entitlement process is a precursor to the EIR being presented to the local government approval body, the Kern County Board of Supervisors.

Because our residential housing communities, Centennial and TMV, are in the entitlement phase, they have not been directly impacted by the current downturn in the housing market or the credit crisis. However, we cannot project the condition of the housing market or the stability of the mortgage industry at the time these projects move into their development and marketing phases.

The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. The degree of competition has increased due to the current economic climate which has caused an oversupply of comparable real estate available for sale or lease due to the decline in demand as a result of the recession and lack of active business expansion. Our ability to attract tenants due to preferential pricing is minimized due to price-cutting by our most direct regional competitors in the Inland Empire region of Southern California and areas north of us in the San Joaquin Valley of California. The greatest competition for the Centennial community will come from California developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and range of projects.

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,633; almonds—1,641; and pistachios—1,012. We manage the farming of wheat on approximately 600 acres and alfalfa and forage mix on 750 acres in the Antelope Valley and we periodically lease 750 acres of land that is used for the growing of vegetables.

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

Sales of our grape and pistachio crops typically occur in the third and fourth quarter of the calendar year, while sales of our almond crop typically occur in the third and fourth quarter of the year, but can occur up to a year after the crop is harvested.

In 2008, we sold 47% of our grape crop to one winery, 24% to a second winery and the remainder to three other customers. These sales are under long term contracts ranging from two to fourteen years. Our almonds were sold to various commercial buyers, with the three largest buyers accounting for 49%, 24% and 13% respectively of our almond revenues. The majority of our pistachios were sold to two customers, with the larger customer purchasing approximately 53% of the crop. We do not believe that we would be adversely affected by the loss of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.

Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases worldwide demand for U.S. product. The increase in the value of the dollar in 2008 along with the growing global recession has had a detrimental impact on almond prices and the demand for U.S. almonds in overseas markets.

Our water entitlement for 2008 available from the California State Water Project, or “SWP”, when combined with supplemental water, was adequate for our farming needs. The State Department of Water Resources, or “DWR”, has announced its 2009 water supply at only 15% of full entitlement. This allocation alone is insufficient for our farming needs, however, combined with other water supplies that local water districts may be able to make available to its farmers, groundwater sources, water transfers from Tejon-Castac Water District, and water banking arrangements, we expect to have a level of water supply in 2009 that will meet all of our farming requirements. Water from these supplemental sources may be more expensive than water available from the SWP because of pumping costs and transfer costs, but is expected to make up for the SWP water shortfalls that we may experience during the coming year.

See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.”

Customers

In 2008, Stockdale Oil and Gas, an oil and gas lease-holder, accounted for 13% of our revenues from continuing operations.

In 2007 and 2006, Calpine accounted for 11% and 12%, respectively of our revenue from continuing operations.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2008, we had 142 full-time employees. None of our employees is covered by a collective bargaining agreement.

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

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of February 23, 2009, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the Board of Directors.

Name	Office	Held Since	Age
Robert A. Stine	President and Chief Executive Officer, Director	1996	62

Dennis J. Atkinson	Senior Vice President, Agriculture	1998	58

Teri Bjorn	Vice President, General Counsel and Secretary	2007	55

Joseph E. Drew	Senior Vice President, Real Estate	2001	66

Allen E. Lyda	Senior Vice President, Chief Financial Officer	1990	51

Kathleen J. Perkinson	Senior Vice President, Natural Resources and Stewardship	2008	49

A description of present and prior positions with us, and business experience for the past five years, is given below.

Mr. Stine has been employed by us since May 1996, serving as President and Chief Executive Officer and as a Director.

Mr. Atkinson has been employed by us since July 1998, serving as Vice President, Agriculture, until 2008 when he was promoted to Senior Vice President.

Ms. Bjorn has been employed by us since January 2007, serving as Vice President, General Counsel and Secretary. Prior to joining us Ms. Bjorn practiced private law for 18 years with the Bakersfield, California office of Clifford and Brown followed by a ten month period in 2006 with Kronick Moskovitz Tiedemann & Girard, where she remains Of Counsel.

Mr. Drew has been employed by us since March 2001, serving until December 2003 as Vice President, Commercial and Industrial Development, when he was promoted to his current position.

Mr. Lyda has been employed by us since 1990, serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995 and Chief Financial Officer in 1999. Mr. Lyda was promoted to Senior Vice President in 2008.

Ms. Perkinson has been employed by us since July 2007, serving as Vice President, Community Development until September 2008 when she was promoted to her current position. She became an executive officer in December 2008. Prior to joining the Company she served for ten years as Managing Director of the Miller Family Companies where she managed all aspects of a 2,350 unit master planned community.

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks occurs, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves significant risk and could result in operating losses.

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

A prolonged recession in the national economy, or a further downturn in national or regional economic conditions, could continue to adversely impact our business. The collapse of the housing market together with the crisis in the credit markets, have resulted in a recession in the national economy. At such times, potential home buyer and commercial real estate customers often defer or avoid real estate transactions due the substantial costs involved and uncertainties in the economic environment. Our future real estate sales, revenues, financial condition and results of operations could suffer as a result. Our business is especially sensitive to economic conditions in California, where all of our land is located.

There is no consensus as to when the recession will end, and California, as one of the hardest hit states, could take longer to recover than the rest of the nation. A prolonged recession will continue to have a material adverse effect on our business and results of operations.

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

We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, and criticism of proposed development in rural areas as being “sprawl”. Recent concerns over the impact of development on water availability and global warming increases the breadth of potential obstacles that our developments face.

Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TIC–West and East, Centennial and TMV, involve obtaining various governmental permits and/or entitlements. A delay in obtaining governmental approvals could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.

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

Our developable land is concentrated entirely in California. All of our developable land is in California and our business is especially sensitive to the economic conditions within California, Any adverse change in the economic climate of California, which is currently in a recession, or our region of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located could adversely affect our real estate development activities. There is no consensus as to when the recession will end or how long it could take to recover from the recession. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.

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

Our business model is very dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners: (2) complete agreements with strategic partners: and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business. For several years a key to our development and value creation strategies has been the use of joint ventures and strategic relationships. These joint venture partners bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets.

A complicating factor in any joint venture is that strategic partners may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors related to our business. These competing interests lead to the difficult challenges of successfully managing the relationship and communication between strategic partners and monitoring the execution of the partnership plan. We may also be subject to adverse business consequences if the market reputation of the strategic partner deteriorates. If we cannot successfully execute transactions with strategic partners, our business could be adversely affected.

Only a limited market exists for our Common Stock which could lead to price volatility. The limited trading market for our Common Stock may cause fluctuations in the market value of our Common Stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our Common Stock.

Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 28, 2009, directors and members of our executive management team beneficially owned or controlled approximately 36% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.

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

If the downturn in the real estate industry or the instability of the mortgage industry and commercial real estate financing continues, it could have an adverse effect on our real estate business. Our residential housing projects, Centennial and TMV, are currently in the entitlement phase, and therefore they have not been impacted by the current downturn in the housing market or the mortgage lending crisis. However, if the downturn in the housing market or the instability of the mortgage industry continues at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected. Excess supply of homes available due to foreclosures or the expectation of deflation in house prices could also have a negative impact on our ability to sell our inventory when it becomes available. The inability of potential commercial/industrial clients to get adequate financing for the expansion of their businesses could lead to reduced lease revenues and sales of land within our industrial development.

We may encounter other risks that could impact our ability to develop our land. We may also encounter other difficulties in developing our land, including:

•	Natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding, and heavy winds;

•	Shortages of qualified trades people;

•	Reliance on local contractors, who may be inadequately capitalized;

•	Shortages of materials; and

•	Increases in the cost of certain materials.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our 270,000 acres include portions of the San Joaquin Valley, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. A number of key transportation and utility facilities cross our land, including Interstate 5, California Highways 58, 138 and 223, the California Aqueduct (which brings water from Northern California), and various transmission lines for electricity, oil, natural gas and communication systems. Our corporate offices are located on our property.

Approximately 247,000 acres of our land are located in Kern County, California. The Kern County general plan, or the “General Plan”, for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the General Plan is intended to provide general guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. In addition to conforming to any amendment of the General Plan, much of our land will require specific zoning and site plan approvals prior to actual development.

The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. We are currently pursuing entitlements for the Centennial master-planned community on approximately 11,000 acres of this land. See Item 1, “Business—Real Estate Operations.”

Portions of our land consist of mountainous terrain, much of which is not presently served by paved roads or by utility or water lines. Much of this property is included within the Conservation Agreement. As we receive entitlement approvals over the life span of our developments we will dedicate conservation easements on 145,000 acres of this land, which will preclude future development of the land. This acreage includes many of the most environmentally sensitive areas of our property and is home to many plant and wildlife species whose environments will remain undisturbed.

Any significant development on our currently undeveloped land would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner that accommodates a number of environmental concerns, including endangered species and wetlands issues, which may limit development of portions of the land or result in substantial delays in order to obtain governmental approval.

Water Rights

Existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, or “Wheeler Ridge”, provide for water entitlements and deliveries from the SWP, to our agricultural operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, which is adequate for our present farming operations.

In addition to our agricultural contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or “Tejon-Castac”, a local water district serving only our land and land we have sold in TIC, has 5,278 acre feet of SWP entitlement. In addition, Tejon-Castac has approximately 34,000 acre feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between Tejon-Castac and our Company. Tejon-Castac is the principal water supplier to TIC, and would be the principal water supplier for any significant residential and recreational development in TMV.

We have constructed a 150 acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have purchased 6,700 acre feet of water from the Antelope Valley-East Kern Water Agency, or “AVEK”, which has been pumped from the California aqueduct and is currently retained in this water bank. In 2007 and 2008 we contracted for 2,362 additional acre feet of water from AVEK, but have deferred delivery of the water to a future year. We anticipate adding additional water to this storage facility in the future as water is available.

During 2008, SWP allocations were 35%, and Wheeler Ridge was able to supply us with 100% of our farming demands through supplemental water it provided principally from water banks. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. Both Wheeler Ridge and Tejon-Castac are able to bank (percolate into underground aquifers) some of their excess supplies for future use. Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP deliveries exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP deliveries are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then Wheeler Ridge may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from others, and water banking assets to supply the needs of our farming operations. Water from these sources may be more expensive because of pumping costs and/or transfer costs. Also, as we develop our real estate for residential, commercial and industrial uses, there will be less water available for agriculture from Tejon-Castac. A 15% preliminary allocation has been made by the DWR for 2009.

The water contracts with Wheeler Ridge and with Tejon-Castac require annual payments related to the fixed costs of the California State Water Project and each District, whether or not water is used or available. Wheeler Ridge contracts also establish a lien on benefited land.

Although no assurance has been given, the water agency serving the Los Angeles County portion of our land, AVEK, has indicated, based on water availability that it could provide a portion of the water needed for Centennial.

Portions of our property also have available groundwater. That source would be sufficient to supply commercial development in the Interstate 5 corridor. Ground water in the Antelope Valley Basin is the subject of litigation. Please refer to Item 3, “Legal Proceedings.”

There have been many environmental challenges regarding the movement of state project water through the Sacramento Delta. These challenges resulted in a 2007 temporary court ordered shut down of the Delta pumps, which are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. After a temporary contingency pumping plan was approved by the Court, which protects a certain species of fish, the Court allowed the pumps to be turned back on but continued to limit usage. A new “Biological Opinion”, or “BO”, issued by the U.S. Fish and Wildlife Service in December 2008 contains similar restrictions on pumping from the Delta. The restrictions from pre-2007 conditions are estimated to reduce SWP deliveries about 18% on average, or 29% during dry conditions. It is anticipated that the new BO will be challenged in the courts by both water agencies and environmental groups. There are many groups, governmental and private, working together to develop a solution in the near future to alleviate the curtailment of water from the Delta.

Historic SWP restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995, and the parties to a lawsuit challenging such removal have agreed to a settlement which would allow such removal to continue while the environmental impacts are studied. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of Tejon-Castac’s 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on Tejon-Castac’s ability to deliver the remaining water to residential or commercial/industrial developments. In the near term, for political and regulatory reasons, it is unlikely that we would be able to direct any of our Wheeler Ridge agricultural entitlement to municipal or industrial uses.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or “CFD”, a joint powers authority formed by Kern County and Tejon-Castac, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes TIC-West. Proceeds from the sale of CFD bonds are used to reimburse the Company for public infrastructure related to TIC-West. In 2008, we did not receive any reimbursement from these bond funds.

In 2008, 2007, and 2006, we paid approximately $748,000, $940,000 and $482,000, respectively, in special taxes related to the CFD. As development continues to occur at TIC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, our obligation is reduced. It is expected that we will have special tax payments in 2009 of approximately $687,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around TIC, we may be able to have approximately 1,400 acres released from the CFD lien.

ITEM 3.	LEGAL PROCEEDINGS

The Company leases land to National Cement Company of California Inc., or “National”, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or “RWQCB”, for the Lahontan Region

has issued several orders with respect to environmental conditions on the property currently leased to National:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant, Lafarge Corporation, or “Lafarge”, the current tenant National, and the Company to, among other things, clean up groundwater contamination on the leased property. In 2003, Lafarge and National installed a groundwater pump-and-treat system to clean up the groundwater. The Company is advised that Lafarge and National continue to operate the cleanup system.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the former industrial waste landfills. The Company is advised that the cleanup is complete. Lafarge continues to monitor the groundwater.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have substantially completed the groundwater cleanup and that groundwater monitoring remains an on-going activity.

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

The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, or the “Exchange”, for each calendar quarter during the last two years:

	2008		2007
Quarter	High	Low	High	Low
First	$39.72	$33.71	$56.95	$45.37
Second	$43.87	$36.06	$50.89	$44.19
Third	$38.00	$30.11	$47.72	$37.70
Fourth	$36.58	$20.83	$44.51	$35.80

As of February 26, 2009, there were 426 owners of record of our Common Stock.

No dividends were paid in 2008 or 2007 and at this time there is no intention of paying dividends in the future.

For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.

In 2008, the Certification signed by the CEO that he was not aware of any violation by the Company of the existing corporate governance standards of the Exchange, was filed by the Company with the Exchange, as required by Section 303A.12(a) of the Exchange’s Listed Company Manual.

The annual stockholder performance graph will be provided separately in our annual report to stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31

(in thousands of dollars, except per share amounts)

	2008	2007	2006	2005	2004
Total revenues from continuing operations, including interest and other income	$42,639	$35,908	$31,516	$29,309	$21,970

Equity in earnings of unconsolidated joint ventures	$2,227	$10,580	$1,247	$423	$7
Operating income (loss) from continuing operations after tax	$4,112	$7,333	$(2,729)	$1,546	$(962)
Income from discontinued operations, net of applicable income taxes	—	—	—	—	1,351

Net income (loss)	$4,112	$7,333	$(2,729)	$1,546	$389

Total assets	$187,072	$175,503	$159,117	$147,791	$138,204
Long-term debt, less current portion	$358	$389	$417	$444	$469
Stockholders’ equity	$173,306	$165,054	$149,030	$138,831	$132,093 (1)
Income (loss) per share from, continuing operations, diluted	$0.23	$0.42	$(0.16)	$0.09	$(0.06)
Income (loss) per share from, discontinued operations, diluted	$—	$—	$—	$—	$0.09
Net income (loss) per share, diluted	$0.23	$0.42	$(0.16)	$0.09	$0.03

(1)	Includes net proceeds from a private placement with respect to our common stock and resulting in net proceeds to the Company of approximately $51,656,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

See Part I, “Forward Looking Statements” for our cautionary statement regarding forward-looking information.

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

Commercial/industrial real estate development and services generates revenues from building, grazing, and land lease activities, land and building sales, oil and mineral royalties and ancillary land management activities. The primary commercial/industrial development is TIC. Resort/residential land development does not currently produce revenues but is actively involved in the land entitlement process internally and through joint venture entities. Within our resort/residential segment, the two active developments are: TMV and the Centennial master planned community. Farming produces revenues from the sale of grapes, almonds, and pistachios.

The Conservation Agreement entered into with five of the major environmental organizations in June 2008 calls for the permanent protection of up to 240,000 acres of our land through phased dedicated conservation easements on approximately 145,000 acres of our land, 33,000 acres of open space within permitted project areas, and an option for these groups to purchase conservation easements on an additional 62,000 acres of our land. The optional purchase of the conservation easements must occur during a specified timeframe, and the lapse of that period of time without the execution of the purchase of all or some of the conservation easements will result in that land becoming available for future development.

The Conservation Agreement provides certainty for us and the environmental resource groups. For Tejon, the agreement provides certainty that our existing development plans will not be opposed by the environmental resource groups that are party to the agreement, and that we will be able to continue to protect our land while still engaging in current revenue producing activities, including farming, ranching, and oil and mineral extraction activities. For the environmental groups the agreement provides certainty that the ecological resources on our lands will be permanently protected. We believe the Conservation Agreement is a significant step toward advancing the successful entitlement for our projects.

For 2008 we had net income of $4,112,000 compared to net income of $7,333,000 in 2007, a decline of 44%. The decline in net income resulted from increased commercial/industrial revenues being more than offset by decreased farming revenues, increased expenses, and a decline in equity in earnings of unconsolidated joint ventures. In 2008, revenues from operations grew $7,777,000 to $40,121,000 when compared to 2007. Expenses from operations increased $3,722,000 in 2008 to $38,640,000 compared to the prior year largely due to cost of sales of land. The growth in commercial revenues of $10,294,000 resulted primarily from sales of developed and undeveloped land, when compared to 2007. We also experienced increases in oil royalties and improved base and percentage rents from our power plant lease with Calpine. The decrease in our farming revenues was primarily due to decreased yields on our pistachio crop, the absence of walnut revenue, as our 2007 walnut crop was our final harvest of walnuts, and a decline in prices for our 2008 almond crop. The large decrease in equity in earnings of unconsolidated joint ventures was the result of the sale of the industrial building owned by our Tejon Dermody joint venture in 2007. The building was sold in July 2007, resulting in a gain of $17,114,000 before tax, of which we recognized 50%, and which is included as equity in earnings of unconsolidated joint ventures in the 2007 results. Corporate expenses remained consistent in 2008 while resort/residential expenses increased in 2008 compared to 2007 due to additional employees hired in late 2007.

For 2007, we had net income of $7,333,000, compared to a net loss of $2,729,000 for 2006. Revenues from operations for 2007 grew $3,922,000 to $32,344,000. Expenses from operations for 2007 were $34,918,000, a decrease of $2,218,000 when compared to 2006. The growth in revenues was due to improvements in both base and percentage rents from our power plant lease with Calpine, increased revenues from ancillary land use activities, and improved farming revenues due to the higher pistachio and walnut crop production. Equity in earnings of unconsolidated joint ventures improved $9,333,000 due to the gain on the 2007 sale of a commercial building by the Tejon Dermody joint venture. A decline in 2007 corporate expenses due to the absence of milestone stock compensation expense added to the improved 2007 operating results.

During 2009, we will continue to invest funds in our joint ventures and internally toward the achievement of entitlements for our land and for infrastructure development within our active industrial developments. The process of securing entitlements for our land is a long, arduous process which could take several years. The Conservation Agreement is designed to help minimize future legal delays that are often a part of this process. During the next few years, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 14 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles, or “GAAP”, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, stock compensation, our future ability to utilize deferred tax assets, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition – The Company’s revenue is primarily derived from lease revenue from our rental portfolio, royalty revenue from mineral leases, sales of farm crops, and land sales. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease unless there is a considerable risk as to collectability. The financial terms of leases are contractually defined. Lease revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy. Royalty revenues are contractually defined as to the percentage of royalty and are tied to production and market prices. Our royalty arrangements generally require payment on a monthly basis with the payment based on the previous month’s activity. We accrue monthly royalty revenues based upon estimates and adjust to actual as we receive payments.

In recognizing revenue from land sales, the Company follows the provisions in Financial Accounting Standards Board, or “FASB”, Statement of Financial Accounting Standards, or “SFAS” No. 66, Accounting for Sales of Real Estate, to record these sales. SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, SFAS No. 66 requires a land sale to be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold, or be required to develop the property in the future or construct facilities or off-site improvements.

In accordance with the provisions of SFAS 66, we fully recognized the revenues from all land sales in 2008 as none of the requirements for deferral of revenue were present. In 2007, we recognized $712,000 of deferred land sale revenues based on the completion of contractual construction obligations.

At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community.

For the 2008 orchard crops, we estimated almond revenue to be $4,023,000, or $1.38 per pound on average, and pistachio revenue to be $3,047,000 or $2.13 per pound on average. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2008. Over the last three years, prices received on almonds have ranged from $.99 to $3.80 per pound. Pistachio prices over the last three years have ranged from $1.05 to $2.30 per pound. If we were to assume that our above estimates for 2008 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $217,000, or 3% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $0.05 from the midpoint. As an example, the range for almonds in 2008 was $1.33 to $1.43 per pound. If we were to change our estimate of 2008 orchard crop revenues to the low end of the estimated range, there would be no material impact on our liquidity or capital resources.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $937,000, $34,000 and $395,000 in 2008, 2007 and 2006, respectively. The large adjustment in 2008 was due to bonus payments received on pistachios of $718,000. Continuing price increases for almonds also contributed $206,000 to the 2008 adjustment. The adjustments in previous years were related to increases in almond, pistachio and walnut prices prior to the receipt of our final scheduled payments.

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

Allocation of Costs Related to Land Sales and Leases – When we sell or lease land within one of our real estate developments and we have not completed all infrastructure development related to the total project, we follow SFAS No. 66 and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, we use estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market and costs of construction change.

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward, due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During 2008 and 2007, $0.96 per square foot of cost was allocated to sold and leased land as a cost of development at TIC-West. Cost for land within TIC-East is currently estimated at $0.70 per square foot. Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

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

In estimating future prices, absorption, production, and costs, we use our internal forecasts and business plans. We develop our forecasts based on recent sales data, historical absorption and production data, input from marketing consultants, as well as discussions with commercial real estate brokers and potential purchasers of our farming products.

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

The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2008, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 6%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our periodic pension cost would change approximately $23,000 and our projected benefit obligation would change approximately $665,000.

Stock-Based Compensation – We apply the recognition and measurement principles of SFAS No. 123 (R), Share-Based Payments in accounting for long-term stock-based incentive plans. Our stock-based compensation plans have historically included both stock options and stock grants.

We have not issued any stock options to employees or directors since January 2003, and our 2008 financial statements do not reflect any compensation expenses for stock options. All of our stock options are fully vested and all related expenses were recognized in prior year financial statements per GAAP. See Note 7 of the Notes to Consolidated Financial Statements, Common Stock and Stock Option Information, for additional information regarding stock options.

We also make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by $662,000 depending on whether the change in estimate increased or decreased shares vesting.

During 2008, based on current estimates of future operating results and cash flow projections, we reversed $1,066,000 of stock compensation expenses that had been recorded in prior years’ operating results because it is no longer likely that these shares will vest. We also adjusted future expenses for other stock awards based on our current estimates of future results.

See Note 8 of the Notes to Consolidated Financial Statements, Stock Compensation Plan, for total 2008 stock compensation expense related to stock grants.

New Accounting Pronouncements

FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60, or Statement 163, was issued in May 2008. Statement 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. Statement 163 also clarifies how FASB Statement No. 60, Accounting & Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have reviewed Statement 163 and we do not expect this pronouncement to have a material impact on our results of operation or financial condition.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, or Statement 162, was issued in May 2008. Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. Statement 162 is effective 60 days following the Securities and Exchange Commission’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We have reviewed Statement 162 and we do not expect this pronouncement to have a material impact on our results of operation or financial condition.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or Statement 161, was issued in March 2008. Statement

161 changes the disclosure requirement for derivative instruments and hedging activities by enhancing the current disclosure framework in Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have reviewed Statement 161 and we do not expect this pronouncement to have a material impact on our results of operations or financial condition.

FASB Statement No. 141 (revised 2007), Business Combinations, or Statement 141(R), was issued in December 2007. Statement 141 (R) is intended to improve the relevance, representational faithfulness and comparability of information reported in respect of a business combination and its effects. The statement establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired and liabilities assumed in a business combination. It also establishes disclosure requirements that allow financial statement users to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have reviewed Statement 141(R), and we do not expect that this pronouncement will have a material impact on our results of operations or financial condition.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, or Statement 160, was issued in December 2007. Statement 160 is designed to improve the relevance, comparability and transparency of consolidated financial statements that include a noncontrolling interest, more commonly known as a minority interest. The statement establishes accounting and reporting standards that address the proper presentation in the financial statements of ownership interest, share of income, changes in ownership and required disclosure upon deconsolidation. Statement 160 applies to all entities that prepare consolidated financial statements, but will only affect those entities that have an outstanding noncontrolling interest in one or more subsidiaries. Although we prepare consolidated financial statements, we currently have no outstanding noncontrolling interests. Therefore, we do not expect adoption of this statement to have a material effect on our results of operations or our financial condition. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Results of Operations by Segment

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:

Real Estate – Commercial/Industrial

Our commercial/industrial segment profits during 2008 increased to $13,388,000, an $8,875,000 improvement, or 197%, when compared to 2007 segment profits. This increase in segment profits was driven by the higher margins achieved on land sales in 2008 compared to 2007, and the increased royalties received on oil leases as oil production and prices reached record highs in 2008. Land sale margins improved $5,508,000 in 2008 on the sale of developed and undeveloped land. Two sales of developed land for a total of 27.9 acres within TIC-West were completed with proceeds of $4,731,000 in 2008, with one sale to an industrial warehouse developer and one to a hotel developer. Sales of 1,000 acres of undeveloped land with proceeds of $2,646,000 were also completed during 2008. Oil and mineral royalty margins increased $3,855,000 overall, with oil royalties increasing by $4,675,000 while cement, sand and rock royalties decreased $820,000. Oil production in 2008 increased 248,000 barrels over 2007 production while prices increased $21.00 per barrel on average over the prior year. Mineral royalties declined as the demand for rock aggregate decreased reflecting the drop in the construction industry during 2008. A decline in ancillary land use revenues of $291,000 and increased commercial water costs of $256,000 offset some of the revenue increases described above. Additional increases in legal costs related to the land sales, insurance costs, fuel, and materials and supplies were offset by decreases in compensation costs as previously expensed stock performance awards were reversed based on revised estimates. We expect the continued global and California recessions to have a negative impact on commercial/industrial revenues in 2009 through decreased leasing and sales. The recession in the real estate industry is causing a lack of demand for new construction, and sales and leasing of industrial products. The declining price of oil over the last few months will also negatively impact our revenues during 2009.

In 2008, we began infrastructure improvements at TIC-East. These infrastructure improvements set the stage for a new TA/Petro travel plaza that will be constructed during 2009. In 2009 we will focus on the marketing and development of TIC-West and East.

In early 2008 we received final approval on our FTZ application from the U.S. Foreign Trade Zone Board. Approval of our 2006 application for 177 acres of land at TIC was delayed due to U.S. Customs and Border Protection issues related to resource management and jurisdictional oversight.

During December 2005, the tenant under our power plant lease, Calpine, filed for Chapter 11 bankruptcy protection. On June 21, 2006, we received notification that the bankruptcy court had affirmed the power plant lease as part of the bankruptcy reorganization. On January 31, 2008, Calpine emerged from its bankruptcy reorganization. Based on past operating history and Calpine’s emergence from bankruptcy, we do not expect any changes in our business relationship with Calpine that would negatively impact future operating revenues.

Our marketing efforts for TIC-East and West continue to focus on educating potential users about the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe California’s long-term projected population growth will help to drive increases in industrial activity at TIC once the economic environment improves. Our development strategy has fit very well with the logistics model that companies have been using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. Our ability to provide land parcels to support buildings of that size provides us with a potential marketing advantage.

A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. The current downturn in the economy is also having an adverse impact on our ability to sell or lease our industrial/commercial product. The sharp downturn in economic activity over the last year has resulted in a marked decrease in potential tenant interest in recent months. Contraction of business operations has resulted in price cutting and significant increases in available warehouse space in the Inland Empire and other Los Angeles metropolitan areas. This increased competition could negatively impact our pricing advantages, and the lack of corporate business expansion due to future economic uncertainties will also decrease demand for our buildings and land in the near term.

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

Our commercial/industrial segment profits during 2007 decreased $266,000, or 6%, when compared to 2006 segment profits. The decline in segment profits was driven by an increase in expenses of $1,196,000 that more than offset the $930,000 increase in revenues. The most significant increases in expenses were in compensation costs due to additional staff. We also experienced increased contract and professional service costs related to the issuance of Community Facilities District bonds, or CFD bonds, for TIC-West, legal costs related to a pending land sale, and costs related to a lease and updated operating agreements with TravelCenters of America. Property taxes increased due to higher special tax assessments related to outstanding CFD bonds. Increases in many routine operating costs such as fuel, utilities and repairs were driven by underlying higher petroleum prices since many of these items are produced using petroleum derived products. Water costs also increased in this segment due to higher water costs within the local water district. These increased expenses were partially offset by improved revenues. In 2007, we completed the construction commitments required by our 2006 land sales agreements with In-N-Out and TA/Petro. Completion of these improvements resulted in recognition of the remaining $712,000 of revenues relating to these sales. In 2006 we recognized $1,007,000 of this sales revenue. Improvements from both base and percentage rents from our power plant lease with Calpine accounted for an increase in revenues of $240,000. Revenues received from ancillary land use activities increased $650,000. Partially offsetting these increases was a net decline of $108,000 in mineral revenues due to decreased production of sand/rock mined by our lessee and from our tenant’s planned facility maintenance.

See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Real Estate – Resort/Residential

Our resort/residential segment activities include land planning and entitlement activities related to our potential residential developments, which include the Centennial master-planned community and TMV. Each of our resort/residential projects is being developed through a joint venture in which the Company is a 50% partner. Such joint venture agreements provide a source of capital and allow the significant costs and business risks inherent in these projects to be shared with our venture partners. During 2008, we signed a Conservation Agreement with five major environmental organizations. The organizations that signed the Conservation Agreement will not oppose our current residential developments. These developments will continue to be subject to the regulatory requirements that are a part of the entitlement process and could be opposed by other parties. However, we believe the Conservation Agreement will be beneficial in reducing future legal opposition and delays.

The resort/residential segment had an operating loss of $4,563,000 in 2008, an increase of $1,051,000, or 30% when compared to the prior year. As this segment does not yet generate revenues, the increased loss was the result of an increase in expenses as compared to 2007. The primary driver behind this increase was $671,000 of additional compensation costs including salary and stock compensation (net of amounts capitalized) for staff hired in late 2007 to oversee and manage our interest in our residential joint venture projects and to assist in implementing the Conservation Agreement. We believe our current staffing levels will be adequate to supply the necessary oversight required in 2009 while performing the contractual requirements included within the Conservation Agreement.

Near-term activities within this segment will be focused on obtaining entitlements for the Centennial project, located in Los Angeles County, TMV, located in Kern County, and stewardship activities. The resort/residential segment will continue to experience increases in costs in the future related to professional service fees, public relations costs, and staffing costs as we continue the entitlement process for the above communities and implement the Conservation Agreement. The actual timing and completion of entitlement-related activities is difficult to predict due to the uncertainties of the approval process and the possibility of litigation upon approval of our entitlements in the future. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development. The Conservation Agreement also provides for the sale of conservation easements over 62,000 acres of our land. The price that will be received for these easements, if they are purchased, will be based upon an appraisal, which could be negatively impacted by current economic conditions.

The recent downturn in the housing industry has not impacted our resort/residential segment business plan to date, which in the near term is to achieve entitlements for our residential communities. Since we are in the entitlement phase of development, we currently do not have an approved project and therefore we do not have inventory for sale in the market. The housing industry downturn has impacted the perception of current land values due to the numerous write downs home builders have taken regarding land inventory. This perception of land value has impacted our stock price.

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

Farming

Farming segment profits were $1,195,000 in 2008, a decrease of $3,777,000, or 76%, when compared to the prior year. The decline in 2008 farming segment profits is due to decreased revenues of $2,517,000 and increased expenses of $1,260,000. The decrease in revenues is driven by lower yields for pistachios, lower 2008 almond prices, and the absence of walnut revenues as that orchard was replaced during 2008 with Rubired grapes due to limited production in recent years. Expenses in our farming segment increased $1,260,000 primarily due to increased water cost of $732,000 from the use of more expensive supplemental water as compared to SWP water and increased cultural costs as petroleum derived chemical costs increased.

Grape revenues for the 2008 crop increased $736,000 to $2,884,000 as compared to 2007 due to increased production and higher crop prices. Grape production increased approximately 2,000 tons as compared to 2007 as our new vineyard which was planted in 2006 began production in 2008. Additionally, the higher sugar content of our 2008 crop triggered a bonus payment on our Rubired varietal and resulted in a higher average price for our grape crop when compared to 2007. We have long term contracts for our grape crops ranging from two to fourteen years. Grape prices are remaining relatively stable in spite of increased California production as new plantings from recent years have come into production. The lack of water availability in California could impact production and crop prices in the future.

Almond revenues decreased $596,000 in 2008 to $6,121,000. Sales of current year crop accounted for $4,023,000 of 2008 revenues compared to current year crop sales in 2007 of $3,124,000. This increase was achieved through the sale of approximately 1,000,000 more pounds of almonds from the 2008 current year crop as compared to 2007. Our 2008 almond revenues include $1,892,000 of revenue from the sale of 2007 crop almonds in 2008 as compared to $3,595,000 of 2007 farming revenues attributable to the sale of 2006 crop almonds. These sales reflect amounts held in inventory at the end of the prior year and sold in the following calendar year. More pounds of prior year almonds were carried into 2007 than were carried into 2008, reflecting the difference in prior year crop revenues. We are carrying approximately 1,110,000 pounds of almonds in our inventory at December 31, 2008 which will be sold in 2009. Almond prices have fallen over the last several months as the global recession has had an impact on demand and the stronger dollar has made U.S. exports more expensive on the world commodities market. However, current prices still exceed the carrying value of our inventory.

Thus far in 2009, the price for almonds has declined substantially due to the increase in the value of the U.S. dollar in foreign currency markets. The current range of almond prices is $0.99 to $1.50 per pound. As the value of the dollar increased over the fourth quarter of 2008 and into the first part of 2009, along with the continuing global recession, the demand for U.S. almonds declined. The decline is primarily tied to almonds being more expensive for foreign buyers. Continued strengthening of the dollar and the global recession could result in continued downward pressure on prices and lack of demand for the product we are carrying in our year-end inventory.

Pistachio revenues decreased $1,037,000 in 2008 to $3,765,000. Pistachio yields decreased 2,161,000 pounds in 2008 compared to 2007 due to 2008 being an “off” production year in the alternate-bearing production cycle for pistachios. This drop in yield was partially offset by a price increase from an average of $1.33 per pound in 2007 to $2.13 per pound in 2008. The price increase for pistachios is attributable to the smaller 2008 crop. We expect our 2009 revenues from pistachios to increase when compared to 2008 due primarily to higher production yields for this “on” production year. However a larger crop and the stronger U.S. dollar could negatively impact the prices we receive in 2009.

We removed our walnut orchard following the 2007 harvest due to declining production and have replanted the acreage with Rubired grapes.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With current worldwide grape production more in line with worldwide demand, the pressure on prices has been alleviated at the present time and grape prices should remain at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. While demand for product has been strong both in the United States and in export markets over the last few years, the increasing strength of the dollar and the current economic downturn has recently had a negative impact on the markets. It is too early to project 2009 crop yields and what impact that may have on prices later in 2009.

Water delivery and near term water availability continues to be a concern within California. The limitation of delivery of SWP water and the absence of available alternatives during the current drought could potentially cause permanent damage to orchards and vineyards. While we are impacted by this, we believe we have sufficient water resources available to meet our requirements in 2009. Please see our discussion on water in Item 2, “Properties—Water Rights.”

Farming segment profits were $4,972,000 in 2007, an increase of $1,884,000, or 61%, when compared to the prior year. The improvement in 2007 farming segment profits was due to improved revenues of $2,992,000 more than offsetting increased expenses of $1,108,000. The increase in revenues was driven by significantly higher yields for both pistachios and walnuts as compared to 2006 yields. These improvements were partially offset by lower land lease revenues. Expenses in our farming segment increased $1,108,000 primarily due to higher costs associated with the production of our crops due to increased wages, chemicals and fertilizers that are derived from petroleum-based products. In 2007, crop production costs increased $1,946,000 compared to 2006, but this increase was offset by a decline in water costs of $453,000 in 2007 due to a 65% allocation of water from the local water district. The increased crop production costs were also offset by a decline in administrative salary costs of $314,000 due to the absence of the TMV-related formation compensation costs in 2007.

Grape revenues for the 2007 crop declined $111,000 as compared to 2006 due to slightly lower prices. Grape production in 2007 increased by approximately 200 tons as compared to 2006, but the lower grape prices more than offset this increase.

Almond revenues of $6,718,000 in 2007 were in line with 2006 revenues of $6,750,000. Our 2007 almond revenues include $3,595,000 of revenue from the sale of 2006 crop almonds in 2007 as compared to $3,754,000 of 2006 farming revenues attributable to the sale of 2005 crop almonds. These sales reflect amounts held in inventory at the end of the prior year and sold in the following calendar year. Almond prices during 2007 fell from the record levels experienced in late 2005, but were relatively high compared to historical prices. Total production of almonds was approximately 2,976,000 pounds in 2007 as compared to 3,390,000 pounds in 2006.

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

Walnut revenue from the 2007 crop was $1,168,000, an increase of $993,000 when compared to the 2006 crop. The 2007 walnut yields improved 820,000 pounds due to better weather conditions for walnut crops in 2007 as compared to 2006. We also recognized $319,000 of insurance proceeds during 2007 related to the 2006 walnut crop. Due to the significant decline in the 2006 walnut crop yield of less than 75% of its average expected production, the crop qualified for an insurance payment. The inconsistent performance of the walnuts over the last several years led us to remove these trees from production in order to prepare for a new Rubired grape vineyard. We began removal of the trees on late 2007.

For further discussion of the farming operations, refer to Item I “Business—Farming Operations.”

Investment Income

Investment income for 2008 of $2,169,000 represented a $1,340,000, or 38%, decrease compared to 2007. This decrease in investment income was due to a decrease in average funds invested during 2008 compared to 2007, a loss on the sale of securities of $225,000, and an impairment loss of $304,000. Investment income for 2007 of $3,509,000 represented a $534,000 increase over the 2006 amounts due to an increase in average funds invested during 2007 as compared to 2006 and improved yields on those funds. For further discussion of our investment securities, refer to Note 2 of the Notes to Consolidated Financial Statements, Marketable Securities.

Interest expense was $70,000 in 2008, the same as in both 2007 and 2006. Interest incurred and paid during 2008 was $175,000 compared to $129,000 in 2007 and $182,000 in 2006, of which $105,000, $59,000 and $112,000, respectively were capitalized.

Corporate Expenses

Corporate expenses remained consistent during 2008 when compared to 2007. As a result of a decrease in stock compensation expenses of $1,022,000 during 2008, salary and overhead expenses decreased overall by $486,000. The decrease in stock compensation expense occurred due to the reversal of stock compensation costs related to performance stock awards that did not vest. Offsetting this decrease were increases in amortization expense of long-term water contracts and increases in costs related to directors and officers insurance premiums and higher professional service fees.

Corporate expenses decreased $4,626,000 to $8,547,000 during 2007. The decrease during 2007 was due primarily to the absence of $4,171,000 of compensation costs incurred in 2006 upon successful completion of the TMV LLC joint venture agreement. Charitable donations decreased in 2007 by $347,000 because the prior year included contributions of stock that were not repeated in 2007. Directors’ stock compensation costs decreased $102,000 in 2007 due to a decline in the stock price used to compute the expense.

Equity in Earnings of Unconsolidated Joint Ventures

During 2008, we recognized net earnings of $2,227,000 from unconsolidated joint ventures. The largest single component of these earnings consisted of our portion of the equity in the earnings of TA/Petro of $2,431,000. The balance of the net earnings from joint ventures consisted of earnings from Five West Parcel of $13,000, losses from TMV LLC of $37,000, losses from Centennial Founders of $178,000, and a loss of $2,000 on the dissolution of Tejon Dermody LLC. Earnings from our TA/Petro joint venture continued to increase in 2008 due to higher fuel margins and improved operating efficiencies. Our original partner in the TA/Petro joint venture, Petro Stopping Centers, was purchased by TravelCenters of America in 2007. However, this change of ownership has had no impact on the operations of our jointly owned Petro Travel Plaza LLC, and we do not anticipate any impact in the future. Losses from the Centennial and TMV joint ventures did not vary significantly from those incurred in 2007.

Within our Centennial joint venture, two of our partners, Pardee Homes and Standard Pacific, are home builders. As with other home builders their businesses have declined over the last two years and their internal financing has become more difficult. At the present time, despite the current market in housing, both of these partners continue to be committed to the Centennial development. If it becomes necessary for one or more of our current partners to leave the joint venture, the Centennial joint venture operating agreement requires the exiting partner to leave its capital contributions in the venture. Its capital investment would be paid back in the future from operating profits.

Construction of a 606,000 square foot speculative industrial building which began in 2007 was completed during February 2008. This building was constructed by our Five West Parcel joint venture and is financed by a construction loan that matures in 2010. Throughout much of 2008 the building was partially leased to IKEA on a temporary basis. We currently are marketing the building and anticipate leasing the building in 2009 to a new tenant or tenants, however the current economic environment is going to make this more difficult. Currently the joint venture has adequate cash resources to cover operating costs related to the building while it is being marketed for lease.

During 2007, we recognized net earnings of $10,580,000 from unconsolidated joint ventures. The largest single component of these earnings consisted of our portion of the gain that was realized on the sale of the industrial building owned by the Tejon Dermody joint venture. The building was sold for a pretax gain of $17,114,000, of which we recognized 50%. Following the divestiture of Tejon Dermody’s primary asset, the decision was made to dissolve this entity. The balance of the net earnings from joint ventures consisted of earnings from TA/Petro of $2,070,000 and losses from Five West Parcel of $56,000, losses from TMV LLC of $15,000 and losses from Centennial Founders of $178,000. Earnings from our TA/Petro joint venture continued to improve in 2007 due to improved gross margins and cost reductions. Losses from the Centennial and TMV joint ventures did not vary significantly from those incurred in 2006.

Income Taxes

For financial statement purposes, our effective tax rate for 2008 was 33% after taking into consideration permanent and temporary timing differences. The tax expense for 2008 was $2,044,000. During 2008, our largest permanent tax difference was related to depletion allowances. Our tax benefit at December 31, 2008 is $442,000. Additionally, temporary timing differences and the tax benefit from the exercise of stock options reduced our liability.

For 2008, we had net deferred tax assets of $5,373,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, stock grant expense and deferred accounting gains on land sales. Deferred tax liabilities consist of deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.

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

Our cash, cash equivalents and short-term marketable securities totaled approximately $55,039,000 at December 31, 2008, a decrease of $21,974,000 from the corresponding amount at the end of 2007. Cash and marketable securities decreased in 2008 due to a variety of factors. Significant cash inflows including net maturities of investment securities of $13,534,000, proceeds from the sale of real estate of $7,376,000, net borrowings of short-term debt of $2,750,000, and cash from the exercise of stock options of $1,226,000, were more than offset by investments in our real estate projects of $20,402,000, investments in joint ventures of $3,828,000, water purchases of $11,376,000 and tax payments of $3,430,000.

The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2008	2007	2006
Operating activities	$4,313	$10,034	$2,190
Investing activities	$(14,909)	$(7,702)	$(3,080)
Financing activities	$4,174	$2,460	$5,438

Our operations provided $4,313,000 of cash during 2008 which reflects a decline of $5,721,000 compared to cash provided by operations in 2007. The decrease in net income combined with the absence of distributions of earnings from joint ventures and payments of income taxes more than offset collections of receivables, reduction of inventory balances and increases in payables. Net cash provided by operations during 2007 increased to $10,034,000 from $2,190,000 in 2006, primarily as a result of the increase in 2007 net revenue and distributions from joint ventures. The non-cash nature of some of our operating expenses such as stock compensation and depreciation also helped to improve net cash, while increases in deferred taxes, prepaid expenses, accounts receivable and earnings of unconsolidated joint ventures utilized operating funds.

Investing activities utilized $14,909,000 of funds in 2008 compared to $7,702,000 in 2007 and $3,080,000 in 2006. Investments for these years were primarily dominated by investments in our real estate projects, water purchases and investments in our farming operations. Capital investments of $20,402,000 in 2008 include real estate projects of $16,859,000 that are primarily related to infrastructure development at TIC and to the capitalization of costs related to our entitlement activities in our real estate projects and during 2008, in our Conservation Agreement. We also invested $3,828,000 in our Centennial joint venture and made a non-cash contribution of land with a book value of $1,830,000 to the TA/Petro joint venture. We anticipate that our capital investment requirements for 2009 could be as high as $32,000,000. These estimated investments include approximately $10,535,000 of infrastructure and entitlement investment for real estate development projects and approximately $1,309,000 of investment within our farm operations for the completion of a new grape vineyard and the replacement of equipment. In 2009 we expect to contribute $11,200,000 to our various joint ventures and make other capital investments of $8,956,000. Of this other capital investment amount, we expect approximately $6,500,000 will be invested in the purchase of water inventory and water-related contracts. We continue to add to our current water assets to help secure our ability to supply water to our farming and real estate activities and as a future investment, since we believe that the cost of water in California will continue to increase. Investments in water are expected to continue at varied levels in future years.

Our funds provided by financing activities of $4,174,000 during 2008 resulted from borrowings of $7,750,000 on our credit line and $1,226,000 from the exercise of stock options. The funds were utilized to purchase land in San Diego and to purchase additional water assets. We also used these funds to make contributions to our Centennial joint venture. Maturing securities and proceeds from the sale of land were used to repay $5,000,000 of the borrowing. We use this credit facility to fulfill cash needs that are not met by maturing securities or operating inflows due to the timing of those activities. Our funds provided by financing activities of $2,460,000 during 2007 resulted from cash received from the exercise of stock options and tax benefits from stock-based compensation.

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

Capital Structure and Financial Condition. At December 31, 2008, total capitalization was $176,444,000, consisting of $3,138,000 of debt and $173,306,000 of equity and resulting in a debt-to-total-capitalization ratio of under 2%, which is a 1% increase over the prior year’s debt-to-total-capitalization ratio.

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2008, had an outstanding balance of $2,750,000 and as of February 10, 2009 had an outstanding balance of $9,750,000. The increase in borrowings against the line of credit during the first quarter of 2009 is tied to the timing of maturities within our investment portfolio and the purchase of additional water in January 2009. At the Company’s option, the interest rate on this line of credit can be fixed at

1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. The interest rate on the line of credit is currently 2.50%. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Currently we are in compliance with all covenants related to our line of credit and do not expect to be out of compliance during 2009. Any outstanding principal balance is due and payable in full in September 2010. This note is unsecured. The outstanding long-term debt, less current portion of $30,000, is $358,000 at December 31, 2008. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, sales of easements over our land, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. As noted above, we have $55,039,000 in cash and securities at December 31, 2008 and current availability on lines of credit to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, sales of easements, and the issuance of common stock. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2008, to be paid over the next five years:

	Payments Due by Period ($ in thousands)
(in thousands)	Total	< 1 year	1-3 years	3-5 years	More than 5 years
CONTRACTUAL OBLIGATIONS:
Short-term debt	$2,750	$2,750	$—	$—	$—
Long-term debt	388	30	68	77	213
Interest on fixed rate debt	137	25	44	34	34
Line of credit commitment fees	99	99	—	—	—
Cash contract commitments	8,287	8,287	—	—	—
Tejon Conservancy advances	5,470	535	935	800	3,200

Total contractual obligations	$17,131	$11,726	$1,047	$911	$3,447

The categories above include purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP. A “purchase obligation” is defined in Item 303(a)(5)(ii)(D) of Regulation S-K as “an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” Based on this definition, the table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space and average approximately $23,000 per month.

Our financial obligations to the Conservancy are prescribed in the Conservation Agreement. Our advances to the Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021. The obligation shown above represents one-half of the total required obligations under the Conservation Agreement, as the other one-half of the obligation is being funded by our partners in the TMV LLC and the Centennial Founders, LLC.

As discussed in Note 13 to the Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Any payments related to the supplemental executive retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. During 2008, we made approximately $360,000 in pension plan contributions, compared to $465,000 in pension plan contributions in 2007. We estimate that we will contribute approximately $450,000 to the pension plan in 2009.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to the CFD.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1-3 Years	4-5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—

Total other commercial commitments	$4,584	$4,584	$—	$—	$—

The standby letter of credit referred to in the table above is related to the issuance of CFD bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. The standby letter of credit, if drawn upon, would not have a material impact upon the Company’s liquidity, capital resources, or market or credit risk support. This letter of credit is for a two-year period and will be renewed if necessary in 2009.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard and Poor’s. See Note 2 of the Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on its line of credit, which as of December 31, 2008 had an outstanding balance of $2,750,000, and as of February 10, 2009 had an outstanding balance of $9,750,000, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt ($388,000 as of December 31, 2008) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At December 31, 2008, we had no outstanding interest rate swap agreements. However, Petro, an unconsolidated joint venture, has an interest rate swap agreement with respect to $5,600,000 of its long-term debt to manage interest rate risk by converting floating-interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%.

Market risk related to our inventories ultimately depends on the value of the almonds, grapes, and pistachios, at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with current customers and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal. Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present the related weighted-average interest rates by expected maturity dates of our marketable securities and debt obligations.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2008

($ in thousands)

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value 12/31/08
Assets:
Marketable securities	$16,860	$6,561	$10,388	$9,733	$9,851	$—	$53,393	$52,007
Weighted average interest rate	3.97%	3.39%	4.64%	4.51%	4.46%	—	4.22%

Liabilities:
Short-term debt	$2,750	$—	$—	$—	$—	$—	$2,750	$2,750
Weighted average interest rate	2.50%	—	—	—	—	—	2.50%
Long-term debt	$30	$33	$35	$37	$40	$213	$388	$388
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

In comparison to the prior years, our risk with regard to fluctuations in interest rates has increased related to the use of debt because of the outstanding balance on our line of credit. Our risk with regard to fluctuations in interest rates has decreased slightly related to marketable securities since these balances have decreased compared to the prior year.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2008 almond production and 2009 crop production. The farming costs inventoried are recorded as actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at December 31, 2008, $4,347,000 is at risk to changing prices. Of that amount, $2,145,000 is attributable to almonds and $2,202,000 to pistachios. The comparable amounts of accounts receivable at December 31, 2007 were $2,727,000 related to almonds, $3,407,000 related to pistachios, and $957,000 related to walnuts. The price estimated for recording accounts receivable at December 31, 2008 was $1.38 per pound for almonds. For every $0.01 change in the price of almonds, our receivable for almonds changes by $15,500. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $0.99 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.13 per pound, so for each $0.01 change in the price of pistachios, our receivable changes by $10,300, and the range of final prices over the last three years for pistachios has been $1.05 to $2.30.

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

In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Tejon Ranch Co.

We have audited Tejon Ranch Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tejon Ranch Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tejon Ranch Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 27, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2009 Annual Meeting of Stockholders.

(b)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows aggregated information as of December 31, 2008 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2008, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 7 and Note 8 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options/grants	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Stock options granted	502,621	24.52	776,408

Restricted stock grants and restricted stock units at target goal achievement	441,795	Final price determined at time of vesting	776,408

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the Securities and Exchange Commission with respect to our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:			Page Number

1.	Consolidated Financial Statements:

	1.1	Report of Independent Registered Public Accounting Firm	60

	1.2	Consolidated Balance Sheets – December 31, 2008 and 2007	61

	1.3	Consolidated Statements of Operations - Years Ended December 31, 2008, 2007 and 2006	62

	1.4	Consolidated Statements of Stockholders’ Equity - Three Years Ended December 31, 2008	63

	1.5	Consolidated Statements of Cash Flows - Years Ended December 31, 2008, 2007, and 2006	64

	1.6	Notes to Consolidated Financial Statements	65

2.	Supplemental Financial Statement Schedules:

	None.

3.	Exhibits:

	3.1	Restated Certificate of Incorporation	FN 1

	3.2	By-Laws	FN 1

	4.1	Form of First Additional Investment Right	FN 2

	4.2	Form of Second Additional Investment Right	FN 3

	4.3	Registration and Reimbursement Agreement	FN 11

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District

	(without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	+Amended and Restated Non-Employee Director Stock Incentive Plan	90

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	+Amended and Restated Stock Incentive Plan	93

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.13	Tejon/DP Partners Operating Agreement	FN 6

10.14	Centennial Founders LLC Operating Agreement	FN 7

10.15	Form of Securities Purchase Agreement	FN 8

10.16	Form of Registration Rights Agreement	FN 9

10.17	*2004 Stock Incentive Program	FN 10

10.18	*Form of Restricted Stock Agreement	FN 10

10.19	*Form of Restricted Stock Unit Agreement	FN 10

10.20	Tejon Mountain Village LLC Operating Agreement	FN 12

10.21	Tejon Ranch Conservation and Land Use Agreement	FN 13

21	List of Subsidiaries of Registrant	97

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	98

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	99

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	100

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	101

99.1	Financial Statements of Petro Travel Plaza Holdings LLC	102

*	Management contract, compensatory plan or arrangement.
+	Filed herewith.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 7	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Periodic Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

(b)	Exhibits

The exhibits being filed with this report are attached at the end of this report.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

DATE: March 2, 2009	BY:	/s/ Robert A. Stine
Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

DATE: March 2, 2009	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ John L. Goolsby	Director	March 2, 2009
John L. Goolsby

/s/ Barbara Grimm-Marshall	Director	March 2, 2009
Barbara Grimm-Marshall

/s/ Norman Metcalfe	Director	March 2, 2009
Norman Metcalfe

/s/ George G. C. Parker	Director	March 2, 2009
George G.C. Parker

/s/ Robert Ruocco	Director	March 2, 2009
Robert Ruocco

/s/ Kent Snyder	Director	March 2, 2009
Kent Snyder

/s/ Geoffrey Stack	Director	March 2, 2009
Geoffrey Stack

/s/ Robert A. Stine	Director	March 2, 2009
Robert A. Stine

/s/ Michael H. Winer	Director	March 2, 2009
Michael H. Winer

Annual Report on Form 10-K

Item 8, Item 15(a) (1) and (2), (b) and (c)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2008

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

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Tejon Ranch Co.

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 27, 2009

Tejon Ranch Co. and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,032	$9,454
Marketable securities	52,007	67,559
Accounts receivable	8,281	9,352
Inventories	2,007	2,258
Prepaid expenses and other current assets	4,525	3,996
Deferred tax assets	1,138	548

Total current assets	70,990	93,167
Property and equipment, net	65,255	50,357
Investments in unconsolidated joint ventures	32,333	24,464
Long-term water assets	13,345	2,121
Long-term deferred tax assets	4,235	4,515
Other assets	914	879

Total assets	$187,072	$175,503

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$2,824	$1,511
Other accrued liabilities	659	656
Deferred income	760	572
Income taxes payable	—	1,359
Short-term line of credit	2,750	—
Current portion of long-term debt	30	28

Total current liabilities	7,023	4,126
Long-term debt, less current portion	358	389
Long-term deferred gains	1,688	1,688
Other liabilities	3,174	2,954
Pension liability	1,523	1,292
Commitments and contingencies
Stockholders’ equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000 Issued and outstanding shares - 16,986,770 in 2008 and 16,899,982 in 2007	8,493	8,450
Additional paid-in capital	123,193	118,370
Accumulated other comprehensive loss	(2,797)	(2,071)
Retained earnings	44,417	40,305

Total stockholders’ equity	173,306	165,054

Total liabilities and stockholders’ equity	$187,072	$175,503

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31
	2008	2007	2006
Revenues:
Real estate - commercial/industrial	$27,234	$16,940	$16,010
Farming	12,887	15,404	12,412

Total revenues	40,121	32,344	28,422
Costs and expenses:
Real estate - commercial/industrial	13,846	12,427	11,231
Real estate - resort/residential	4,563	3,512	3,408
Farming	11,692	10,432	9,324
Corporate expenses	8,539	8,547	13,173

Total expenses	38,640	34,918	37,136

Operating income (loss)	1,481	(2,574)	(8,714)
Other income (expense):
Investment income	2,169	3,509	2,975
Other	349	55	119
Interest expense	(70)	(70)	(70)

Total other income	2,448	3,494	3,024

Income (loss) from operations before equity in earnings of unconsolidated joint ventures	3,929	920	(5,690)

Equity in earnings of unconsolidated joint ventures, net	2,227	10,580	1,247

Income (loss) from operations before income tax provision (benefit)	6,156	11,500	(4,443)
Income tax provision (benefit)	2,044	4,167	(1,714)

Net income (loss)	$4,112	$7,333	$(2,729)

Net income (loss) per share, basic	$0.24	$0.43	$(0.16)

Net income (loss) per share, diluted	$0.23	$0.42	$(0.16)

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three years ended December 31, 2008

($ in thousands, except share information)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2005	16,507,512	$8,254	$97,841	$(2,965)	$35,701	$138,831
Net income	—	—	—	—	(2,729)	(2,729)
Changes in unrealized losses on available-for-sale securities, net of taxes of $104	—	—	—	139	—	139
Adjustment to initially apply FASB 158, net of taxes of $33	—	—	—	43	—	43
SERP liability adjustment, net of taxes of $84	—	—	—	(111)	—	(111)
Equity in other comprehensive income of uncosoildated joint venture, net of taxes of $5	—	—	—	6		6

Comprehensive loss						(2,652)

Exercise of stock options and related tax benefit of $1,329	171,017	85	5,380	—	—	5,465
Restricted stock issuance	22,277	12	542	—	—	554
Stock compensation	70,507	35	6,597	—	—	6,632
Chartiable contribution of stock	4,736	2	198	—	—	200

Balance, December 31, 2006	16,776,049	8,388	110,558	(2,888)	32,972	149,030
Net income	—	—	—	—	7,333	7,333
Changes in unrealized losses on available-for-sale securities, net of taxes of $457	—	—	—	692	—	692
Benefit plan adjustments, net of taxes of $44	—	—	—	67	—	67
SERP liability adjustment, net of taxes of $79	—	—	—	120	—	120
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $41	—	—	—	(62)	—	(62)

Comprehensive income						8,150

Exercise of stock options and related tax benefit of $343.	101,539	51	2,436	—	—	2,487
Restricted stock issuance	22,394	11	(11)	—	—	—
Stock compensation	—	—	5,387	—	—	5,387

Balance, December 31, 2007	16,899,982	8,450	118,370	(2,071)	40,305	165,054
Net income	—	—	—	—	4,112	4,112
Changes in unrealized losses on available-for-sale securities, net of taxes of $506	—	—	—	(765)	—	(765)
Benefit plan adjustments, net of taxes of $77	—	—	—	(154)	—	(154)
SERP liability adjustment, net of taxes $109	—	—	—	165	—	165
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $37	—	—	—	28	—	28

Comprehensive income						3,386

Exercise of stock options and related tax benefit of $227	56,064	28	1,425	—	—	1,453
Restricted stock issuance	30,724	15	(15)	—	—	—
Stock compensation	—	—	3,413	—	—	3,413

Balance, December 31, 2008	16,986,770	$8,493	$123,193	$(2,797)	$44,417	$173,306

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31
	2008	2007	2006
Operating Activities
Net income (loss)	$4,112	$7,333	$(2,729)
Items not affecting cash:
Depreciation and amortization	2,885	2,410	2,176
Deferred income taxes	(314)	(976)	(1,677)
Gain from sale of real estate	(6,219)	(712)	(804)
Non-cash straight line rent income	(151)	(562)	(735)
Non-cash expense of retirement plans	791	586	974
(Gain) loss on sales of assets/ investments	225	25	(29)
Fair market value adjustments	304	—	—
Equity in (earnings) losses of unconsolidated joint ventures, net	(2,227)	(10,580)	(1,247)
Non-cash issuances of stock and stock compensation expense	3,413	5,387	7,186
Excess tax benefit from stock-based compensation	(227)	(343)	(1,329)
Charitable contribution of stock	—	—	200
Distribution of earnings from joint ventures	—	8,016	1,200
Changes in certain current assets and current liabilities:
Accounts receivable	1,071	(1,802)	895
Inventories	215	300	(495)
Prepaid expenses and deferred taxes	91	(338)	(193)
Trade accounts payable and other accrued liabilities	1,290	(44)	(115)
Deferred income	188	(25)	(12)
Income taxes payable	(1,134)	1,359	(1,076)

Net cash provided by operating activities	4,313	10,034	2,190
Investing Activities
Maturities of marketable securities	42,438	28,697	14,910
Funds invested in marketable securities	(28,904)	(21,944)	(26,378)
Reimbursement proceeds from community facilities district	—	2,981	3,524
Proceeds from sale of real estate	7,376	—	2,667
Distribution of equity from joint ventures	55	1,182	14,735
Property and equipment disposals	36	33	41
Property and equipment expenditures	(20,402)	(9,887)	(11,789)
Investments in long-term water assets	(11,376)	(2,121)	—
Investment in unconsolidated joint ventures	(3,828)	(6,455)	(126)
Other	(304)	(188)	(664)

Net cash used in investing activities	(14,909)	(7,702)	(3,080)
Financing Activities
Payments on short-term debt	(5,000)	—	(5,400)
Borrowing of short-term debt	7,750	—	5,400
Repayment of long-term debt	(29)	(27)	(27)
Excess tax benefit from stock-based compensation	227	343	1,329
Exercise of stock options	1,226	2,144	4,136

Net cash provided by financing activities	4,174	2,460	5,438
Increase (decrease) in cash and cash equivalents	(6,422)	4,792	4,548
Cash and cash equivalents at beginning of year	9,454	4,662	114

Cash and cash equivalents at end of year	$3,032	$9,454	$4,662

Supplemental Cash Flow Information
Interest paid (net of amounts capitalized)	$70	$70	$70

Taxes paid (net of refunds)	$3,430	$2,813	$1,039

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co. and the accounts of all subsidiaries and investments in which a controlling interest is held by Tejon Ranch Co., or the Company. All significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain amounts included in the 2007 balance sheet and the 2007 statement of cash flows have been reclassified to conform to the current year presentation. The balance sheet reclassification is necessary to reclassify water assets from inventory to long-term assets and to bifurcate the deferred tax assets between current and non-current in the balance sheet and in the corresponding cash flow statement.

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

Fair Values of Financial Instruments

The fair values of financial instruments are based on level one indicators, or quoted market prices, where available, or are estimated using present value or other valuation techniques. Estimated fair values are significantly affected by the assumptions used.

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

In 2008, Stockdale Oil and Gas, an oil and gas lease-holder, accounted for 13% of the Company’s revenues. In 2007, Calpine, a tenant who leases land for a power plant, accounted for 11% of the Company’s revenues, and in 2006, Calpine accounted for 12% of the Company’s revenues.

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

At the time crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company’s fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $937,000 in 2008, $34,000 in 2007, and $395,000 in 2006. The large 2008 adjustment was due to bonus payments received on pistachios of $718,000. Continuing price increases for almonds also contributed $206,000 to the 2008 adjustment. The adjustments in previous years were related to continuing increases in almond, pistachio and walnut prices prior to the receipt of our final scheduled payments.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2008, 2007, and 2006, no such withholding was mandated.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted-average number of shares of common stock outstanding during the year (16,943,927 in 2008, 16,858,033 in 2007, and 16,645,031 in 2006). Diluted net income per share is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and the vesting of restricted stock grants and performance share grants per SFAS No. 128, “Earnings Per Share” (17,570,176 in 2008, 17,544,478 in 2007, and 17,554,947 in 2006). The weighted-average additional number of shares relating to dilutive stock options was 626,249 in 2008, 686,445 in 2007, and 909,916 in 2006. For 2006, diluted net loss per share from continuing operations is based on the weighted-average number of shares of common stock outstanding because the impact of stock options and unvested stock grants is antidilutive.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2008 and 2007, management of the Company believes that none of its assets are impaired.

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

Royalty Income

Royalty revenues are contractually defined as to the percentage of royalty and are tied to production and market prices. The Company’s royalty arrangements generally require payment on a monthly basis with the payment based on the previous month’s activity. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Oil and gas royalty percentages range from 12.5% to 25%.

Rental Income

Minimum rent revenues are generally recognized on a straight-line basis over the respective initial lease term unless there is considerable risk as to collectability.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2008 or 2007.

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

New Accounting Pronouncements

The accounting policies adopted during 2008 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

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

2. MARKETABLE SECURITIES

FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at December 31, 2008 and December 31, 2007:

($ in thousands)	2008		2007
Marketable Securities:	Cost	Estimated Fair Value	Cost	Estimated Fair Value
US Treasury and agency notes
with unrecognized losses for less than 12 months	$—	$—	$922	$921
with unrecognized losses for more than 12 months	541	528	8,061	8,036
with unrecognized gains	20,650	21,013	32,155	32,311

Total US Treasury and agency notes	$21,191	$21,541	$41,138	$41,268

Corporate notes
with unrecognized losses for less than 12 months	$14,857	$13,793	$3,757	$3,677
with unrecognized losses for more than 12 months	10,601	9,941	13,298	13,062
with unrecognized gains	3,442	3,492	9,481	9,552

Total Corporate notes	$28,900	$27,226	$26,536	$26,291

Municipal notes
with unrecognized losses for less than 12 months	$2,869	$2,805	$—	$—
with unrecognized gains	433	435	—	—

Total Municipal notes	$3,302	$3,240	$—	$—

	$53,393	$52,007	$67,674	$67,559

The Company evaluates its securities for impairment based on the specific facts and circumstances surrounding each security valued below cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, the severity of the decline and our ability and intent to hold the security to maturity. At December 31, 2008, the cost of investment securities exceeded the fair market value of investment securities by $1,386,000. This decline in fair value is deemed to be a temporary decline and is reflected as an adjustment to other comprehensive income. During the third quarter of 2008, the Company determined there was an other than temporary decline in value of $304,000 related to securities with total par value of $725,000. These securities were downgraded to BBB and have maturity periods exceeding one year. Due to the downgrade, the general condition of the financial services and insurance industry, and the length of time that these securities may take to recover their full value, we have deemed these securities to be other than temporarily impaired. This fair value adjustment of $304,000 is reflected in our statement of operations.

As of December 31, 2008, the adjustment to accumulated other comprehensive income (loss) in consolidated stockholders’ equity reflects a decrease in the market value of available-for-sale securities of $765,000, which is net of a tax benefit of $506,000. As of December 31, 2008, the Company’s gross unrealized holding gains equal $415,000 and gross unrealized holding losses equal $1,801,000. During 2008 the Company sold $2,600,000 of securities for cash funding needs. The sale of these securities resulted in a net loss of $252,000. We identify the cost and related gains and losses for our securities based on specific identification of the assets. During the year ending December 31, 2008, the Company had no unrealized gains or losses that were reclassified to net income from accumulated other comprehensive income related to the maturity of investments.

The following table summarizes the maturities, at par, of marketable securities by year ($ in thousands):

At December 31, 2008	2009	2010	2011	2012	2013	2014	Total
U.S. Treasury and agency notes	$6,535	$4,625	$4,510	$1,914	$3,502	$—	$21,086
Corporate notes	9,922	1,781	5,108	6,844	5,316	—	28,971
Municipal notes	375	100	815	1,115	890	—	3,295

	$16,832	$6,506	$10,433	$9,873	$9,708	$—	$53,352

At December 31, 2007	2008	2009	2010	2011	2012	2013	Total
U.S. Treasury and agency notes	$5,519	$19,192	$4,468	$5,596	$3,390	$2,897	$41,062
Corporate notes	4,479	10,422	2,231	5,865	3,269	—	26,266

	$9,998	$29,614	$6,699	$11,461	$6,659	$2,897	$67,328

All of our securities are valued using level one indicators, which are quoted market prices for the securities. The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

3. INVENTORIES

Inventories consist of the following at December 31:

($ in thousands)	2008	2007
Farming inventories	$1,975	$2,137
Other	32	121

	$2,007	$2,258

Farming inventories consist of costs incurred during the current year related to the next year’s crop as well as any current year’s unsold product and farming chemicals.

In 2007, we purchased water from Antelope Valley-East Kern Water Agency and other parties which we classified as inventory. We are holding that water, 6,700 acre feet, in underground aquifers known as a water bank. The Company developed the water bank on its southern Kern County land in 2006. Due to the Company’s current intention to retain this asset for an extended period of time, this asset has been reclassified to long term assets as of year end. Previous year balances have also been reclassified.

4. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2008	2007
Land and land improvements	$11,405	$9,891
Buildings and improvements	10,846	10,706
Machinery, water pipelines, furniture fixtures and other equipment	9,912	8,774
Vineyards and orchards	29,765	27,794
Development in process	35,990	23,745

	97,918	80,910
Less accumulated depreciation	(32,663)	(30,553)

	$65,255	$50,357

The Company received no reimbursements from the Community Facilities District bond fund in 2008 and received $2,981,000 in 2007. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Industrial Complex and were reflected as a reduction to development in process.

5. LONG TERM WATER ASSETS

Long term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost of $2,126,000 which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency. An additional 8,393 acre feet of transferable water purchased for $5,115,000 is owned by the Company. The Company holds long-term contracts with the County of Tulare to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $226,000. Water assets consist of the following at December 31:

($ in thousands)	2008	2007
Banked water and water for future delivery	$2,126	$1,671
Transferable water	5,115	200
Water Contracts County of Tulare (net of amortization of $152,000)	6,104	250

Total long-term assets	$13,345	$2,121

6. SHORT-TERM AND LONG-TERM DEBT

The Company has $2,750,000 of outstanding short-term debt at December 31, 2008 and had no outstanding short-term debt at December 31, 2007.

Long-term debt consists of the following at December 31:

($ in thousands)
	2008	2007
Note payable to a bank	$388	$417
Less current portion	(30)	(28)

	$358	$389

The Company has a long-term revolving line of credit of $30,000,000 that had an outstanding balance of $2,750,000 at December 31, 2008. This credit facility bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. At December 31, 2008 that rate was 2.50%. During the term of this credit facility, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow as necessary. Any outstanding principal balance on this unsecured credit facility is due and payable in full in September 2010. If not utilized, the annual non-use fee on this line of credit is approximately $29,000. The outstanding long-term debt, less current portion of $30,000 is $358,000 at December 31, 2008 and bears interest at the rate of 6.75% annually. This debt is being used to provide long-term financing for a building being leased to Starbucks. This debt is secured by the leased building and land, which has a book value of $366,000. The balance of the long-term debt instrument listed above approximates the fair value of the instrument. The Company is subject to covenants pursuant to the above debt agreements and is in compliance with all of the covenants at December 31, 2008.

Interest incurred and paid was $175,000, $129,000, and $182,000, for the years ended December 31, 2008, 2007, and 2006, respectively. The Company’s capitalized interest costs were $105,000, $59,000, and $112,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

Maturities of long-term debt at December 31, 2008 are $30,000 in 2009, $33,000 in 2010, $35,000 in 2011, $37,000 in 2012, $40,000 in 2013 and $213,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

7. COMMON STOCK AND STOCK OPTION INFORMATION

The Company’s 1998 Stock Incentive Plan provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of the Company’s common stock. At the 2008 Annual Meeting the Shareholders of the Company approved an Amended and Restated 1998 Stock Incentive Plan, or the “1998 Plan”, that increased the number of shares in the 1998 plan from 1,600,000 to 2,350,000. Since the initial adoption of the 1998 Plan through December 31, 2008, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 674,934 of which have been exercised or forfeited, leaving 454,358 granted options outstanding at December 31, 2008. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. At the 2008 Annual Meeting, the Shareholders of the Company approved an Amended and Restated Non-Employee Director Stock Incentive Plan, or the “NDSI Plan”. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the initial adoption of the NDSI Plan through December 31, 2008, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 35,255 options have been exercised, leaving 48,263 granted options outstanding at December 31, 2008.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), using the modified-prospective method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). There were no options granted during 2008, 2007 or 2006.

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

Exercise prices for options outstanding as of December 31, 2008 ranged from $16.75 to $27.90. The weighted-average remaining contractual life of those options is approximately two years. None of the options granted under the 1998 Plan or the NDSI plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2008		2007		2006
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of year	558,685	$24.26	660,224	$23.55	836,241	$23.90
Granted	—	—	—	—	—	—
Exercised	(56,064)	21.87	(101,539)	(21.12)	(171,017)	(24.18)
Forfeited/Cancelled	—	—	—	—	(5,000)	(27.66)

Outstanding end of year	502,621	$24.52	558,685	$24.26	660,224	$23.55

Options exercisable end of year	502,621	$24.52	558,685	$24.26	621,624	$23.53

All options were fully vested as of December 31, 2007. No options were granted in the year ended December 31, 2008.

The following is a summary of the vesting activity for the year ended December 31, 2007:

	2007
	Options	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of the year	38,600	$9.36
Granted	—	—
Vested during the year	(38,600)	9.36

Non-vested at the end of the year	—	$—

As of December 31, 2008, there is no unrecognized compensation cost related to stock options. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $569,000, $2,918,000 and $3,103,000, respectively. As of December 31, 2008, there were 502,621 options vested and exercisable with a weighted-average exercise price of $24.52, aggregate intrinsic value of $618,000, and weighted-average remaining contractual life of two years.

There was no compensation cost related to stock option arrangements recognized in income for the year ended December 31, 2008. The comparable amounts of compensation cost and related tax benefits for the year ended December 31, 2007 were $333,000 and $120,000 respectively, and for the year ended December 31, 2006 were $742,000 and $286,000 respectively. No share-based payment compensation costs were capitalized during this period.

8. STOCK COMPENSATION PLAN

The 1998 Plan and the 2004 Stock Incentive Plan, a stock incentive plan approved by the shareholders of the Company in May 2004 for designated employees and a stock compensation plan for the Board of Directors, provide for the making of stock grant awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. The Company has issued 52,909 shares of restricted stock that vest over four-year periods of time and of this amount 48,559 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 288,496 for threshold performance, 437,445 shares for target performance, and 518,328 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities.

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

Total expense related to this plan for the year ending December 31, 2008 was $3,039,000. There was $4,839,000 of costs related to stock grants for the year ended December 31, 2007.

During 2008, it was determined that certain performance conditions related to cash flow and TIC absorption goals would not be achieved and the related cumulative compensation cost previously recorded for these awards was reversed. Additional changes in estimates related to performance grants resulted in a reduction of expected compensation costs during the year and prospectively under the plan. The combined impact of these changes resulted in a reduction in expense and increases in pretax income of $2,192,000 during 2008. The effect of this change in estimate increased our net income by $1,468,000, or $0.08 per share, diluted.

Under the Board of Directors’ compensation plan, each director receives their annual compensation in stock. Under this plan, 34,995 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to director stock compensation during the year ended December 31, 2008 was $374,000. There was $281,000 of cost related to this plan for the year ended December 31, 2007.

9. INTEREST RATE RISK MANAGEMENT

At December 31, 2008, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $5,600,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%.

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

($ in thousands)	2008	2007	2006
Total provision(benefit):	$2,044	$4,167	$(1,714)
Federal:
Current	$1,387	$1,059	$11
Deferred	236	2,161	(1,344)
	1,623	3,220	(1,333)

State:
Current	505	300	16
Deferred	(84)	647	(397)

	421	947	(381)

	$2,044	$4,167	$(1,714)

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows for the years ended December 31:

($ in thousands)	2008	2007	2006
Income tax (benefit) at statutory rate	$2,093	$3,910	$(1,511)
State income taxes, net of Federal benefit	278	671	(259)
Oil and mineral depletion	(448)	(239)	(244)
Other, net	121	(175)	300

Total provision (benefit)	$2,044	$4,167	$(1,714)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2008	2007
Deferred income tax assets:
Accrued expenses	$220	$172
Prepaid revenues	319	225
Capitalization of costs	1,185	1,060
Pension adjustment	1,631	1,675
Stock grant expense	5,822	4,641
Joint venture allocations	428	430
Market value adjustment	594	46
Book deferred gains	719	453
Other	155	328

Total deferred income tax assets	11,073	9,030

Deferred income tax liabilities:
Deferred gains	1,629	778
Depreciation	982	404
Cost of sales allocations	1,192	1,008
Joint venture allocations	71	85
Straight line rent	1,270	1,120
Prepaid expenses	149	138
Other	407	434

Total deferred income tax liabilities	5,700	3,967

Net deferred income tax asset	$5,373	$5,063

The net current and non-current deferred tax assets for 2008 and 2007 are included separately on the face of the balance sheet. Due to the nature of the deferred tax assets, the Company believes these assets will be utilized in future years through operations. Therefore, no valuation allowance has been established.

During 2008 and 2007, the Company recognized certain net tax benefits related to stock option plans in the amount of $227,000 and $343,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital.

The Company made net payments of income taxes of $3,430,000, $2,813,000 and $1,039,000 during 2008, 2007 and 2006, respectively.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company incurred interest of $14,000 during the twelve months ended December 31, 2008 and penalties of $21,000 during the year.

The Company had no unrecognized tax benefits at January 1, 2008 or at December 31, 2008. Tax years from 2003 to 2007 remain subject to examination by the Federal and California and Arizona State taxing authorities. The Company is currently undergoing a Federal Internal Revenue Service examination for the 2005 and 2006 tax years. Due to the uncertainty about the periods in which examinations will be completed and the incomplete information related to current audits, we are not able to make a reasonably reliable estimate as to the outcome of the examinations.

11. LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $5,043,000 and $3,031,000, respectively, at December 31, 2008. Income from commercial rents included in real estate revenue, excluding percentage rents based on sales revenues, was $4,326,000 in 2008, $3,539,000 in 2007, and $3,318,000 in 2006. Contingent commercial payments were $1,060,000, $1,084,000, and $933,000, for 2008, 2007 and 2006, respectively. Future minimum rental income on non-cancelable operating leases as of December 31, 2008 is $4,288,000 in 2009, $3,780,000 in 2010, $3,627,000 in 2011, $3,608,000 in 2012, $3,481,000 in 2013 and $37,412,000 for years thereafter.

12. COMMITMENTS AND CONTINGENCIES

A total of 5,488 (unaudited) acres of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2009 are $1,618,000 before any potential credits are received, whether or not water is available or is used. Minimum payments made under these contracts were approximately $2,845,000 in 2008, $2,406,000 in 2007, and $2,147,000 in 2006.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or CFD, a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 (unaudited) acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. There is a standby letter of credit for $4,584,000 related to the issuance of the Community Facility District bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless the Company, as the largest land holder in the district, fails to make its property tax payments. This letter of credit is for a two-year period and will be renewed if necessary in 2009. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2007, $2,981,000 was reimbursed through these bond funds. In 2008, 2007, and 2006, the Company paid approximately $748,000, $940,000, and $482,000, respectively, in special taxes related to the CFD. As development continues to occur at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2009 of approximately $687,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 (unaudited) acres released from the CFD lien.

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

13. RETIREMENT PLANS

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

($ in thousands)	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$5,565	$6,089
Service cost	192	6
Interest cost	326	287
Actuarial (gain) loss	(1,062)	220
Benefits paid	(255)	(688)
Plan amendments	—	(349)

Benefit obligation at end of year	$4,766	$5,565

Accumulated benefit obligation at end of year	$4,510	$5,021

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,273	$4,310
Actual return (loss) on plan assets	(1,060)	335
Employer contribution	360	465
Benefits/expenses paid	(330)	(837)

Fair value of plan assets at end of year	$3,243	$4,273

Funded status - liability	$(1,523)	$(1,292)

	2008	2007
Amounts recorded in stockholders’ equity
Net actuarial (gain)	$(2,404)	$(2,202)
Prior service cost	292	321

Total amount recorded	$(2,112)	$(1,881)

Amount recorded, net taxes	$(1,270)	$(1,129)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2008 and 2007 include the following components:

	2008	2007
Net (gain) loss	$(344)	$—
Recognized of net actuarial gain or (loss)	142	140
Recognized prior service cost	(29)	(29)

Total changes	$(235)	$111

Changes, net of taxes	$(154)	$67

The company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	142
Amortization prior service cost	(29)

At December 31, 2008 and 2007 the Company has a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there will be no additional transition to a new measurement date as required by FASB 158 for fiscal years ending after December 15, 2008. For 2009, the Company is estimating that contributions to the pension plan will be approximately $450,000. Based on actuarial estimates, it is expected that annual benefit payments will be $69,000 in 2009, $154,000 in 2010, $171,000 in 2011, $187,000 in 2012, $243,000 in 2013 and $1,603,000 for years 2014 through 2018.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2008, the investment mix was 67% equity, 31% debt, and 2% money markets. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds, and international stock funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6% and 3% for 2008, and 5% and 3% in 2007 and 2006. The expected long-term rate of return on plan assets was 7.5% for all years. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. Effective February 1, 2007 the Company ceased admitting new employees into the Defined Benefit Plan. Concurrently, the Company reduced the benefit accrual percentage for current plan participants on a prospective basis, and aligned its retirement age with the social security retirement age.

Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2008	2007	2006
Cost components:
Service cost	$(192)	$(6)	$(245)
Interest cost	(326)	(287)	(277)
Expected return on plan assets	306	315	271
Net amortization and deferral	(113)	(111)	(145)

Total net periodic pension cost	$(325)	$(89)	$(396)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded, but associated liabilities of $3,094,000 and $2,874,000 are reflected in the Company’s consolidated balance sheets as other liabilities as of December 31, 2008 and 2007, respectively. The Company also provides a 401(k) plan to its employees and contributed $61,000 and $42,000, for 2008 and 2007, respectively.

14. BUSINESS SEGMENTS

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Information pertaining to operating results of the Company’s business segments follows for each of the years ended December 31:

($ in thousands)	2008	2007	2006
Revenues
Real estate - commercial/industrial	$27,234	$16,940	$16,010
Farming	12,887	15,404	12,412

Segment revenues	40,121	32,344	28,422
Investment income	2,169	3,509	2,975
Other income	349	55	119

Total revenues	$42,639	$35,908	$31,516

Segment Profits (Losses) and Net Income (Loss)
Real estate - commercial/industrial	$13,388	$4,513	$4,779
Real estate - resort/residential	(4,563)	(3,512)	(3,408)
Farming	1,195	4,972	3,088

Segment profits	10,020	5,973	4,459

Investment income	2,169	3,509	2,975
Other income	349	55	119
Interest expense	(70)	(70)	(70)
Corporate expenses	(8,539)	(8,547)	(13,173)

Operating income (loss) before equity in earnings of unconsolidated joint ventures	3,929	920	(5,690)
Equity in earnings of unconsolidated joint ventures	2,227	10,580	1,247

Operating income (loss) before income tax provision (benefit)	$6,156	$11,500	$(4,443)

Commercial/industrial real estate development generates revenues from lease activities, land sales, building sales and leases, oil and mineral royalties and grazing leases, with the primary commercial/industrial development being Tejon Industrial Complex.

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

($ in thousands)	2008	2007	2006
Commercial leases	$6,071	$6,126	$5,706
Land sales	7,377	712	1,007
Oil & mineral royalties	9,772	5,917	6,025
Grazing leases	1,120	1,100	1,092
All other land management ancillary services	2,894	3,085	2,180

	$27,234	$16,940	$16,010

Land management ancillary services include wildlife management, landscape, and property maintenance, and building management services.

Resort/residential land development does not currently produce revenues but is actively involved in the land entitlement process. Within the resort/residential segment, the two active developments are Tejon Mountain Village and the Centennial master planned community. Farming produces revenues from the sale of grapes, almonds, pistachios, and for 2006 and 2007, walnuts.

Information pertaining to assets of the Company’s business segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2008
Real estate - commercial/industrial	$45,826	$680	$12,272
Real estate - resort/residential	34,357	943	4,587
Farming	22,180	82	2,800
Corporate	84,709	1,180	743

Total	$187,072	$2,885	$20,402

2007
Real estate - commercial/industrial	$33,676	$837	$5,398
Real estate - resort/residential	23,766	69	2,927
Farming	23,458	945	1,345
Corporate	94,603	559	217

Total	$175,503	$2,410	$9,887

2006
Real estate - commercial/industrial	$26,277	$884	$4,779
Real estate - resort/residential	21,130	38	4,306
Farming	18,815	709	2,415
Corporate	92,895	545	289

Total	$159,117	$2,176	$11,789

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

15. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for these investments in unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at December 31, 2008 was $32,333,000. The equity in the earnings of the unconsolidated joint ventures was $2,227,000 for the twelve months ended December 31, 2008. The joint ventures have not been consolidated as of December 31, 2008, because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned venture which owns and operates a travel plaza/commercial highway operation in TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At December 31, 2008, the Company had an equity investment balance of $9,095,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At December 31, 2008, the Company’s equity investment balance in this joint venture was $5,599,000.

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

•

Tejon Dermody Industrial LLC is an unconsolidated joint venture between the Company and DP Properties for the development and ownership of a 652,000-square foot industrial building in the TIC. The Company owns a 50% interest in this venture. At December 31, 2008, the Company’s equity investment balance in this joint venture was $9,000. This venture was dissolved in August 2008 and the final equity distribution was received in January 2009.

•

Five West Parcel LLC is an unconsolidated joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex–West. The establishment of such a joint venture is part of an agreement involving the designation of 500 acres in Tejon Industrial Complex–West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this joint venture. At December 31, 2008, the Company’s equity investment balance in this joint venture was $4,448,000.

•

Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At December 31, 2008, the Company’s equity investment balance was $13,182,000.

Condensed financial information of the Company’s unconsolidated joint ventures as of and for the year ended December 31 is as follows:

Statement of Operations for the Year Ended

December 31, 2008 ($ in thousands)

	Petro Travel Plaza Holdings	Centennial Founders	Tejon- Dermody Industrial	Five West Parcel	TMV	Total
Net revenues	$81,492	$692	$2	$1,488	$—	$83,674

Net income (loss)	4,051	(356)	(4)	27	(74)	$3,644

Partner’s share of net income (loss)	1,620	(178)	(2)	14	(37)	$1,417

Equity in earnings (losses) of unconsolidated joint ventures	$2,431	$(178)	$(2)	$13	$(37)	$2,227

Balance Sheet Information as of December 31, 2008
Current assets	$16,588	$1,008	$18	$1,602	$505	$19,721
Property and equipment, net	29,896	46,121	—	18,256	57,849	152,122
Other assets	24	1	—	—	—	25
Long-term debt	(9,673)	—	—	(10,498)	—	(20,171)
Other liabilities	(1,017)	(2,331)	—	(87)	(2,543)	(5,978)

Net assets	$35,818	$44,799	$18	$9,273	$55,811	$145,719

Statement of Operations for the Year Ended

December 31, 2007 ($ in thousands)

	Petro Travel Plaza	Centennial Founders	Tejon- Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Net revenues	$86,933	$633	$19,067	$—	$—	$106,633

Net income (loss)	3,450	(356)	17,425	(112)	(31)	20,376

Partner’s share of net income (loss)	1,380	(178)	8,712	(56)	(15)	9,843

Equity in earnings (losses) of unconsolidated joint ventures	$2,070	$(178)	$8,759	$(56)	$(15)	$10,580

Balance Sheet Information as of December 31, 2007
Current assets	$13,143	$1,813	$145	$2,186	$853	$18,140
Property and equipment, net	15,466	35,787	—	17,850	45,870	114,973
Other assets	29	1	—	—	—	30
Long-term debt	(10,364)	—	—	(6,239)	—	(16,603)
Other liabilities	(3,856)	(92)	(13)	(4,552)	(1,803)	(10,316)

Net assets	$14,418	$37,509	$132	$9,245	$44,920	$106,224

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed, as well as the amount and timing of joint venture distributions.

In 2008, Petro Travel Plaza Holdings LLC retroactively discontinued accounting for its interest rate swap as a cash flow hedge as of January 1, 2007. This change impacted the unaudited income statement and balance sheet of the joint venture. The 2007 financial information in the table above reflects the balance prior to this change.

16. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net Income (Loss)	Net Income (Loss), Per Share (2)
2008
First Quarter	$5,769	$(44)	$(1,069)	$(0.06)
Second Quarter	10,922	3,704	1,320	0.07
Third Quarter	14,923	5,407	3,884	0.22
Fourth Quarter	11,025	953	(23)	$—

	$42,639	$10,020	$4,112

2007
First Quarter	$7,216	$1,544	$447	$0.03
Second Quarter	5,890	532	(303)	(0.02)
Third Quarter	11,884	1,978	6,204	0.35
Fourth Quarter	10,918	1,919	985	$0.06

	$35,908	$5,973	$7,333

(1)	Includes investment income and other income.
(2)	Net income (loss) per share on a diluted basis.