Form 10-Q
period 2009-03-31
TEJON RANCH CO
filed 2009-05-08
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

The number of the Company’s outstanding shares of Common Stock on May 9, 2009 was 17,006,192.

TEJON RANCH CO. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31
	2009	2008
Revenues:
Real estate - commercial/industrial	$3,750	$4,217
Farming	141	1,027

Total revenues	3,891	5,244
Costs and Expenses:
Real estate - commercial/industrial	3,133	3,286
Real estate - resort/residential	969	904
Farming	607	1,098
Corporate expenses	2,045	2,431

Total expenses	6,754	7,719

Operating loss	(2,863)	(2,475)
Other Income (Expense):
Investment income	574	542
Other income (expense)	10	(17)

Total other income	584	525
Loss from operations before equity in earnings (loss) of unconsolidated joint ventures	(2,279)	(1,950)
Equity in earnings (loss) of unconsolidated joint ventures, net	(37)	193

Loss before income tax benefit	(2,316)	(1,757)
Income tax benefit	(977)	(688)

Net loss	$(1,339)	$(1,069)

Net loss per share, basic	$(0.08)	$(0.06)
Net loss per share, diluted	$(0.08)	$(0.06)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$815	$3,032
Marketable securities - available for sale	46,937	52,007
Accounts receivable	6,352	8,281
Inventories	4,773	2,007
Prepaid expenses and other current assets	5,412	4,525
Current deferred tax assets	1,253	1,138

Total current assets	65,542	70,990
Property and equipment - net	69,604	65,255
Investments in unconsolidated joint ventures	34,846	32,333
Long term water assets	16,792	13,345
Long-term deferred tax assets	4,649	4,235
Other assets	934	914

TOTAL ASSETS	$192,367	$187,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,442	$2,824
Other accrued liabilities	1,389	659
Deferred income	834	760
Short-term line of credit	7,800	2,750
Current portion of long-term debt	31	30

Total current liabilities	12,496	7,023
Long-term debt, less current portion	350	358
Long-term deferred gains	1,688	1,688
Other liabilities	3,325	3,174
Pension liability	1,523	1,523

Total liabilities	19,382	13,766
Commitments and contingencies
Stockholders’ Equity:
Common stock	8,502	8,493
Additional paid-in capital	124,503	123,193
Accumulated other comprehensive loss	(3,098)	(2,797)
Retained earnings	43,078	44,417

Total stockholders’ equity	172,985	173,306

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,367	$187,072

Balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2009	2008
OPERATING ACTIVITIES
Net loss	$(1,339)	$(1,069)
Items not affecting cash:
Depreciation and amortization	546	631
Equity in earnings (loss) of unconsolidated joint ventures, net	37	(193)
Non-cash retirement plan expense	225	218
Deferred compensation - stock grants/options	1,122	1,684
Deferred income taxes	(329)	(182)
Non-cash straight line (income) loss	40	(155)
Loss on sale of marketable securities	—	228
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(945)	1,719
Current liabilities, net	(227)	(1,052)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(870)	1,829
INVESTING ACTIVITIES
Maturities and sales of marketable securities	10,742	22,738
Funds invested in marketable securities	(6,165)	(12,834)
Property and equipment expenditures	(5,018)	(6,986)
Investment in long-term water assets	(3,508)	(9,725)
Investment in unconsolidated joint ventures	(2,559)	—
Distribution of equity from unconsolidated joint ventures	9	—
Other	(88)	47

NET CASH USED IN INVESTING ACTIVITIES	(6,587)	(6,760)
FINANCING ACTIVITIES
Borrowings of short-term debt	10,050	5,000
Repayments of short-term debt	(5,000)	—
Repayments of long-term debt	(7)	(7)
Proceeds from exercise of stock options	197	242

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,240	5,235
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,217)	304
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,032	9,454

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$815	$9,758

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2008	16,899,982	$8,450	$118,370	$(2,071)	$40,305	$165,054
Net income	—	—	—	—	4,112	4,112
Changes in unrealized losses on available-for-sale securities, net of taxes of $506	—	—	—	(765)	—	(765)
Benefit plan adjustment net of taxes $77	—	—	—	(154)	—	(154)
SERP liability adjustment, net of taxes of $109	—	—	—	165	—	165
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $37	—	—	—	28	—	28

Comprehensive income						3,386

Exercise of stock options and related tax benefit of $227	56,064	28	1,425	—	—	1,453
Restricted stock issuance	30,724	15	(15)	—	—	—
Stock compensation	—	—	3,413	—	—	3,413

Balance at December 31, 2008	16,986,770	8,493	123,193	(2,797)	44,417	173,306
Net loss	—	—	—	—	(1,339)	(1,339)
Changes in unrealized losses on available-for-sale securities, net of taxes of $199	—	—	—	(301)	—	(301)

Comprehensive loss						(1,640)

Exercise of stock options with no related tax benefit	9,577	5	192	—	—	197
Stock grants	8,636	4	(4)			—
Stock compensation	—	—	1,122		—	1,122

Balance at March 31, 2009	17,004,983	$8,502	$124,503	$(3,098)	$43,078	$172,985

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2009

NOTE A – BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and its subsidiaries, (collectively, the “Company”), furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Certain amounts in the statement of cash flows for the three months ended March 31, 2008 have been reclassified to conform to current period presentation. The reclassification is necessary to reclassify water assets from inventory to long term assets and to bifurcate deferred tax assets between current and non-current.

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

The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities and timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

	Three months ended March 31
	2009	2008
Weighted average number of shares outstanding:
Common stock	17,002,539	16,907,628
Commons stock equivalents - stock options, grants	439,253	718,210

Diluted shares outstanding	17,441,792	17,625,838

For the three months ended March 31, 2009 and March 31, 2008, diluted net loss per share was based on the weighted - average number of shares of common stock outstanding, rather than diluted shares outstanding, because of the antidilutive impact of common stock equivalents.

NOTE C – MARKETABLE SECURITIES

FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months	$1,507	$1,503	$—	$—
with unrecognized losses for 12 months or more	20	11	541	528
with unrecognized gains	18,540	18,832	20,650	21,013

Total U.S. Treasury and agency notes	20,067	20,346	21,191	21,541
Corporate notes
with unrecognized losses for less than 12 months	10,101	9,285	14,857	13,793
with unrecognized losses for 12 months or more	10,566	9,156	10,601	9,941
with unrecognized gains	5,570	5,629	3,442	3,492

Total Corporate notes	26,237	24,070	28,900	27,226
Municipal notes
with unrecognized losses for less than 12 months	1,007	996	2,869	2,805
with unrecognized gains	1,512	1,525	433	435

Total Municipal notes	2,519	2,521	3,302	3,240

	$48,823	$46,937	$53,393	$52,007

We evaluate our securities for impairment based on the specific facts and circumstances surrounding each security valued below cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, the severity of the decline and our ability and intent to hold the security to maturity. At March 31, 2009, the cost of investment securities exceeded the fair market value of investment securities by $1,886,000. At this time this decline in fair value is deemed to be a temporary decline and is reflected as an adjustment to other comprehensive income (loss). In the future based on changes to credit markets, interest rates or individual companies, this could change.

As of March 31, 2009, the adjustment to accumulated other comprehensive income (loss) in consolidated stockholders’ equity reflects a decrease in the market value of available-for-sale securities of $301,000, which is net of a tax benefit of $199,000. As of March 31, 2009, the Company’s gross unrealized holding gains equal $364,000 and gross unrealized holding losses equal $2,250,000. During the first three months of 2009 the Company sold $3,868,000 of securities for cash funding needs. The sale of these securities resulted in a net gain of $41,000. We identify the cost and related gains and losses for our securities based on specific identification of the assets. As of March 31, 2009 the Company had no unrealized gains or losses that were reclassified to net income from accumulated other comprehensive income (loss) related to the maturity of investments.

The following table summarizes the maturities, at par, of marketable securities by year:

(In thousands)
At March 31, 2009	2009	2010	2011	2012	2013	Total
U.S. Treasury and agency notes	$5,335	$5,125	$4,405	$3,817	$1,322	$20,004
Corporate notes	9,272	$1,781	$5,034	$6,379	$3,976	$26,442
Municipal notes	100	100	940	850	500	2,490

	$14,707	$7,006	$10,379	$11,046	$5,798	$48,936

At December 31, 2008	2009	2010	2011	2012	2013	Total
U.S. Treasury and agency notes	$6,535	$4,625	$4,510	$1,914	$3,502	$21,086
Corporate notes	9,922	1,781	5,108	6,844	5,316	28,971
Municipal notes	375	100	815	1,115	890	3,295

	$16,832	$6,506	$10,433	$9,873	$9,708	$53,352

All of our securities are valued using level one indicators. Level one indicators are quoted market prices for the same or equivalent securities. The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex, or TIC development. Proceeds from the sale of CFD bonds are used to reimburse the Company for public infrastructure related to the TIC development. There were no reimbursements during the first three months of 2009, however $1,474,000 was received in April 2009. No reimbursements were received during the first quarter of 2008. During 2008, the Company paid approximately $748,000 in special taxes related to the CFD. As development continues to occur at TIC, new owners of land and new lease tenants, through triple net leases, will begin to replace the Company as a payer of the assessed special tax. As this occurs, the Company’s special tax obligation will be reduced. It is expected that the Company will have special tax payments in 2009 of approximately $687,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around TIC, the Company may be able to have approximately 1,400 acres released from the CFD lien.

The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to environmental conditions on the property currently leased to National:

1.	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant, Lafarge Corporation, or Lafarge, the current tenant National, and the Company to, among other things, clean up groundwater contamination on the leased property. In 2003, Lafarge and National installed a groundwater pump-and-treat system to clean up the groundwater. The Company is advised that Lafarge and National continue to operate the cleanup system.

2.	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

3.	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the former industrial waste landfills. The Company is advised that the cleanup is complete. Lafarge continues to monitor the groundwater.

4.	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have substantially completed the groundwater cleanup and that groundwater monitoring remains an on-going activity.

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

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated. The adjudication is to determine the water rights of all parties overlying the basin, including the Company’s rights, and that the rights should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. Because the case is still in the early stages of negotiations, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use regardless of the outcome of the litigation. Creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings.

For further discussion, refer to the Company’s 2008 Annual Report on Form 10-K, Part I, Item 3—“Legal Proceedings.” There have been no significant changes since the filing of the Company’s 2008 Annual Report on Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at March 31, 2009 was $34,846,000. The Company’s equity in the net earnings of the unconsolidated joint ventures was a loss of $37,000 for the three months ended March 31, 2009. The joint ventures have not been consolidated as of March 31, 2009 because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC, or TA/Petro, is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned venture which owns and operates a travel plaza/commercial highway operation in the TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because the Company’s partner performs the day-to-day operations at the facility. At March 31, 2009, the Company had an equity investment balance of $9,289,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At March 31, 2009, the Company’s equity investment balance in this joint venture was $7,008,000. Over the last two years our partners have seen their business decline and their internal financing has become much more difficult. As the real estate sector continues to be impacted by the economy and the lack of availability of new capital, it could become necessary for one or all of our current partners to leave the joint venture. If this were to happen, the Centennial joint venture operating agreement requires the exiting partner(s) to leave its capital contributions in the venture as subordinated debt. The exiting partner’s subordinated debt would be paid back in the future from operating profits after all other contributing partners have recovered their capital plus a return.

•

Tejon Dermody Industrial LLC was an unconsolidated joint venture between the Company and DP Properties for the development and ownership of a 652,000-square foot industrial building in the TIC, in which the Company owned a 50% interest. In January 2009, the Company received the final distribution of $9,000 from this venture at which time the LLC was dissolved.

•

Five West Parcel LLC is an unconsolidated joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex – West. The establishment of such a joint venture is part of an agreement involving the designation of 500 acres in Tejon Industrial Complex–West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this joint venture. At March 31, 2009, the Company’s equity investment balance in this joint venture was $4,248,000.

•

Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At March 31, 2009, the Company’s equity investment balance was $14,301,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the three months ended March 31, 2009 and 2008 are as follows:

Statement of Operations

for the three months ending March 31, 2009

(In thousands)	Petro Travel Plaza Holdings	Centennial Founders	Five West Parcel	Tejon Mountain Village	Total
Gross revenues	$9,466	$77	$6	$—	$9,549

Net income (loss)	$323	$(47)	$(388)	$(29)	$(141)

Partner’s share of net income (loss)	129	(24)	(194)	(15)	$(104)

Equity in earnings (losses) of unconsolidated joint venture	$194	$(23)	$(194)	$(14)	$(37)

Balance Sheet Information as of March 31, 2009
Current assets	$17,012	$2,120	$1,736	$582	$21,450
Property and equipment, net	29,757	47,698	17,786	59,615	154,856
Other assets	23	1	—	—	24
Long-term debt	(9,500)	—	(10,543)	—	(20,043)
Other liabilities	(1,151)	(2,204)	(105)	(1,382)	(4,842)

Net assets	$36,141	$47,615	$8,874	$58,815	$151,445

Statement of Operations

for the three months ending March 31, 2008

(In thousands)	Petro Travel Plaza	Centennial Founders	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Gross revenues	$18,976	$9	$—	$232	$—	$19,217

Net income (loss)	$400	$(185)	$—	$105	$(14)	$306

Partner’s share of net income (loss)	160	(92)	—	52	(7)	113

Equity in earnings (losses) of unconsolidated joint venture	$240	$(93)	$—	$53	$(7)	$193

Balance Sheet Information as of March 31, 2008
Current assets	$12,999	$538	$144	$719	$177	$14,577
Property and equipment, net	15,213	37,188	—	18,411	48,194	119,006
Other assets	28	1	—	—	—	29
Long-term debt	(10,191)	—	—	(8,500)	—	(18,691)
Other liabilities	(3,241)	(403)	(12)	(1,280)	(740)	(5,676)

Net assets	$14,808	$37,324	$132	$9,350	$47,631	$109,245

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – LONG TERM WATER ASSETS

Long term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at an acquisition cost of $2,126,000 which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This cost also includes the right to receive delivery of an additional 2,362 acre feet of water in the future from the Antelope Valley East Kern Water Agency as needed. An additional 14,786 acre feet of transferable water is owned by the Company. The Company holds long term water contracts with the County of Tulare to supply water through 2035. These contracts are being amortized using the straight line method over that period. Water assets consist of the following at March 31, 2009 and December 31, 2008:

($ in thousands)	March 31, 2009	December 31, 2008
Banked water and water for future delivery	$2,126	$2,126
Transferable water	8,618	5,115
Water Contracts County of Tulare (net of amortization)	6,048	6,104

	$16,792	$13,345

NOTE G – INTEREST RATE RISK MANAGEMENT

At March 31, 2009, the Company had no outstanding interest rate swap agreements. However, TA/Petro, a joint venture of the Company, has an interest rate swap agreement with respect to $5,500,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. Changes in the value of the interest rate swap are reflected in the income statement of the joint venture.

NOTE H – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of common stock. At the 2008 Annual Meeting, the shareholders of the Company approved an amendment to the Plan to increase the number of shares in the 1998 Plan from 1,600,000 to 2,350,000. Since the adoption of the 1998 Plan through March 31, 2009, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 674,934 of which have been exercised or forfeited, leaving 454,358 granted options outstanding at March 31, 2009. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted to date are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through March 31, 2009, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 46,218 options have been exercised or forfeited, leaving 37,300 granted options outstanding at March 31, 2009. Options granted under the NDSI Plan vest one year from the date of grant and have a ten year contractual term.

The value of the options is estimated using the Black-Scholes option-pricing formula and the expense was amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34, and a weighted-average expected life of the options of five years from the option grant date. There have been no options granted since 2002 under the 1998 Plan or since 2003 under the NDSI Plan.

Exercise prices for options outstanding as of March 31, 2009 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately 2.5 years. None of the options granted under the 1998 Plan or NDSI Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the three month period ended March 31, 2009, and the year ended December 31, 2008:

	2009		2008
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	502,621	$24.52	558,685	$24.26
Granted	—	—	—	—
Exercised	(9,577)	(19.86)	(56,064)	(21.87)
Forfeited/Cancelled	(1,386)	(21.06)	—	—

Outstanding end of period	491,658	$24.62	502,621	$24.52

Options exercisable end of period	491,658	$24.62	502,621	$24.52

As of March 31, 2009, there was no unrecognized compensation cost related to stock options. No shares vested during the three months ended March 31, 2009, and therefore the fair value of shares vesting was zero. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 were $24,000 and $121,000, respectively. As of March 31, 2009, there were 491,658 options vested and exercisable with a weighted-average exercise price of $24.62, aggregate intrinsic value of $14,000, and weighted-average remaining contractual life of approximately 2.5 years.

There was no compensation cost related to stock option arrangements recognized in the statement of operations for the three months ended March 31, 2009 or for the three months ended March 31, 2008. No share-based payment compensation costs were capitalized during this period.

NOTE I – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The 1998 Plan and the 2004 Stock Incentive Plan provide for the making of stock grant awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. Under these Plans, the Company has issued 52,909 shares of restricted stock that vest over four-year periods of time and of this amount 48,559 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 327,268 for threshold performance, 515,281 shares for target performance, and 638,383 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified development activities.

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

Total expense related to the 2004 Stock Incentive Plan for the three months ending March 31, 2009 was $1,029,000. There was $1,602,000 of costs related to the 2004 Stock Incentive Plan for the first three months of 2008.

Under the Board of Directors’ compensation plan, each director receives their annual compensation in stock. Under this plan, 34,995 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to director stock compensation during the three months ended March 31, 2009 was $92,000. There was $82,000 of cost related to this plan for the first three months of 2008.

NOTE J – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA). The Company expects to contribute approximately $450,000 to the plan during 2009.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. At March 31, 2009, the investment mix was approximately 66% equity, 30% debt, and 4% money market funds. At December 31, 2008, the investment mix was approximately 67% equity, 31% debt and 2% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 6% and 3% in 2009 and 2008. The expected long-term rate of return on plan assets is 7.5% in 2009 and 2008. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the three months ended March 31, 2009 and 2008:

(In thousands)	2009	2008
Cost components:
Service cost-benefits earned during the period	$(46)	$(46)
Interest cost on projected benefit obligation	(80)	(51)
Expected return on plan assets	77	50
Net amortization and deferral	(26)	(27)

Total net periodic pension cost	$(75)	$(74)

NOTE K – INCOME TAXES

For the three months ended March 31, 2009, the Company had net income tax benefit of $977,000 compared to a net income tax benefit of $688,000 for the three months ended March 31, 2008. These tax figures represent effective income tax rates of approximately 42% and 39%, respectively. The Company has certain permanent income tax deductions relating to oil and mineral depletion allowances that can reduce its effective tax rate. Our depletion allowance has decreased during the first three months of 2009 compared to the first three months of 2008 due to a decrease in oil and gas revenues. As of March 31, 2009, our balance sheet reflects an income tax receivable of $1,089,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

The Company had no unrecognized tax benefits at January 1, 2009. The Company incurred no interest and penalties during the three months ended March 31, 2009. Tax years from 2004 to 2007 remain subject to examination by the Federal, California and Arizona State taxing authorities. The Company is currently undergoing an Internal Revenue Service examination for the 2005 and 2006 tax years.

NOTE L – SEGMENT REPORTING - REAL ESTATE- COMMERCIAL/INDUSTRIAL

The revenue components of our commercial/industrial real estate segment for the three months ending March 31 are as follows:

(In thousands)	2009	2008
Commercial leases	$1,449	$1,460
Oil and mineral royalties	1,256	1,720
Grazing leases	256	288
All other land management ancillary services	789	749

	$3,750	$4,217

Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Calpine power plant lease, communication tower rents, and payments from easement leases.

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Staff Position, or FSP, No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued April 9, 2009 and provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for financial assets and liabilities have significantly decreased or when a market is not considered orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We have reviewed FSP 157-4 and while we do not expect that this guidance will have a material impact on our results of operations or financial condition, the extent of the impact will vary with market conditions surrounding our investment securities.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” was issued April 9, 2009 and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the previously required annual disclosures. This FSP is effective for interim reporting periods ending after June 15, 2009. We have reviewed FSP 107-1 and the additional disclosure requirements will not have an impact on our results of operations or financial condition.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” was issued April 9, 2009 and amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The new guidance modifies the existing requirements that avoid recognizing an other-than-temporary impairment on debt securities, and requires bifurcation of the impairment loss between a credit loss which is recognized in earnings and the impairment related to all other factors, which is recognized in other comprehensive income. We have reviewed FAS 115-2 and concluded that it could have an impact on our results of operations and financial condition, the extent of which we are currently evaluating.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part II, Item 1A, “Risk Factors” of this report.

Overview

We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and create value for our shareholders. Current operations consist of land planning and entitlement, land development, commercial sales and leasing, leasing of land for mineral royalties, grazing leases, income portfolio management, and farming. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of the city of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.

Our business model is designed to create value through the entitlement and development of land for commercial/industrial and resort/residential uses while at the same time protecting significant portions of our land for conservation purposes. We operate our business near one of the country’s largest population centers, Los Angeles County, which is expected to continue to grow well into the future.

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Commercial/industrial real estate development and services generates revenues from building, grazing and land lease activities, land and building sales, oil and mineral royalties and ancillary land management activities. Resort/residential land development does not currently produce revenues but is actively involved in the land entitlement process and conservation activities. Farming produces revenues from the sale of grapes, almonds, and pistachios.

For the first three months of 2009 we had a net loss of $1,339,000, compared to a net loss of $1,069,000 for the first three months of 2008. The increase in net loss during the first three months of 2009 compared to the same period in 2008 resulted from decreased farming and commercial/industrial real estate revenues, and a decline in equity in earnings of unconsolidated joint ventures.

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

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 – K for the year ended December 31, 2008. Please refer to this filing for a description of our critical accounting policies.

Results of Operations

Total revenue from segment operations for the first three months of 2009 was $3,891,000 compared to $5,244,000 for the first three months of 2008, representing a decrease of $1,353,000, or 26%. Other income, including investment income, was $584,000 for the first three months of 2009 compared to $525,000 for the same period of 2008, representing an increase in other income of $59,000, or 11%. The decrease in revenue during the first three months of 2009 is due to decreased farming and commercial/industrial real estate revenue. Commercial/industrial real estate development and services revenue decreased $467,000 primarily due to a decline in oil royalties of $280,000. A significant increase in production volume of oil was more than offset by a decrease in the per barrel oil price received in the first quarter of 2009 compared to the first quarter of 2008. The production increase was attributable to additional wells coming online on Company land in 2009, which led to a $108,000 decline in lease exploration payments (which are payments received on land held for potential drilling prior to the wells becoming productive). Sand, rock and cement royalties declined $68,000 in the first quarter of 2009 compared to the first quarter of 2008 as increased production of sand and rock was not adequate to offset the decline in royalties from cement sales compared to 2008. Revenues from our Calpine power plant lease declined $33,000 in the first quarter of 2009 compared to the first quarter of 2008 as straight-line rents began to reverse.

Farming revenues decreased $886,000 in the first three months of 2009 compared to the same period in 2008, representing a decrease of 86%. This decrease was due to the sharp decline in farm crop revenues in the first three months of 2009 when compared to the first three months of 2008. Farming revenues in the first quarter of 2009 included $121,000 of almond revenues from the sale of prior year crop almonds, while the first quarter of 2008 included $904,000 of revenue from the sale of prior year crop almonds. The decline in almond sales is due to a lack of activity in the market as potential buyers delay purchasing decisions awaiting 2009 crop estimates, and low current offer prices are causing sellers to retain their inventoried product as concerns over insufficient water and weather conditions could cause almond prices to increase later in the year.

Net loss for the first three months of 2009 was $1,339,000, or $0.08 per share, compared to a net loss of $1,069,000, or $0.06 per share, for the same period in 2008. The increase in the net loss during the first three months of 2009 as compared to 2008 is attributable to the revenue decreases described above and a decrease in equity in earnings of unconsolidated joint ventures of $230,000 which resulted from the vacancy of the building held by our Five West Parcel LLC joint venture. In the first quarter of 2008, the building was leased to a short term tenant who vacated the building in the fourth quarter of 2008. Efforts are on-going to find a replacement tenant or tenants for this building. Decreases in operating expenses in our farming and commercial/industrial real estate segments as well as in our corporate operations helped to offset some of the declines in revenue. Commercial/industrial expenses decreased $153,000 primarily due to reduced commercial water costs which were partially offset by increased supplies expenses, license fees and staffing costs. Farming expenses decreased $491,000 as cost of sales for prior year crop almonds fell by $466,000 due to lack of sales activity. Fuel costs also declined $61,000 as prices paid for fuel for farm equipment declined significantly when compared to the same time period in 2008. Corporate expenses decreased $386,000 with the primary reduction being a decrease in compensation costs of $431,000 which was partially offset by an increase of $68,000 in timing of incurrence of shareholder expenses by our Delaware holding company. The decrease in compensation cost throughout the Company is due to lower bonus accruals based on 2009 financial forecasts and stock compensation expense as certain annual stock grants did not vest due to targets not being met. We will continue to look for cost savings within our operations during 2009 and have identified areas in which we will have a small reduction in staffing of approximately ten people during the second quarter. The staffing reduction crossed all operating segments of the Company.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product and infrastructure development for the TIC-East development. This infrastructure development is being planned to coincide with anticipated future market demand. We continue to focus our marketing efforts for TIC-East and West on educating potential users about the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that in the long-term as California’s population continues to grow we will see increases in industrial activity at TIC. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size provides us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. In addition, existing available warehouse space has increased significantly in the Inland Empire region of Los Angeles since mid-2008 as a result of the contraction in the economy. This excess capacity has adversely impacted our ability to sell or lease our industrial/commercial products.

While there are still potential tenants interested in our commercial/industrial real estate developments, prospective activity has declined. The weakened economy and tightened credit markets have created downward pressure on consumer spending, causing many firms to delay expansion and supply chain reengineering efforts as they evaluate their alternatives. The continuing economic downward forces in the current business cycle could cause an increasing decline in short-term and potentially long-term demand for our commercial and industrial developments. We cannot project the duration of this downturn, but it is having, and is expected to continue to have a negative impact on our operations, the extent and duration of which is difficult for us to predict.

During the remainder of 2009, we anticipate that our commercial/industrial and resort/residential real estate segments will continue to incur costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue with our real estate activities and pursue development opportunities. The actual timing and completion of entitlement and development is difficult to predict due to the uncertainties of the approval process and market factors. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings. However, in light of the current economic climate, we are taking steps to contain costs within our operations through staff reductions and reduction of other expenditures where possible.

Much of the cost incurred within our resort/residential segment in 2009 will be focused on implementation of the Conservation and Land Use Agreement that was signed in 2008 with five of the major environmental resource organizations on a ranch-wide conservation and land use plan and in coordinating efforts with our joint venture partners in the achievement of entitlement for TMV and Centennial.

We will also continue to evaluate land resources to determine the best uses of our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial and industrial properties.

There continue to be many environmental challenges regarding the movement of state project water through the Sacramento Delta. These challenges resulted in a 2007 temporary court ordered shut down of the Delta pumps, which are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. After a temporary contingency pumping plan was approved by the Court, which protects a certain species of fish, the Court allowed the pumps to be turned back on but continued to limit usage. A new “Biological Opinion,” or “BO,” issued by the U.S. Fish and Wildlife Service in December 2008 contains similar restrictions on pumping from the Delta. The restrictions from pre-2007 conditions are estimated to reduce California State Water Project, or SWP, deliveries about 18% on average, or 29% during dry conditions. It is anticipated that the new BO will be challenged in the courts by both water agencies and environmental groups. There are many groups, governmental and private, working together to develop a solution in the near future to alleviate the curtailment of water from the Delta. These limitations, along with the effects of a drought in California during 2008 and 2009, are reflected in the current 30% allocation of water from the State Water Project in 2009.

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

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. We estimate that our 2009 almond crop production will be comparable to that of 2008. We currently hold approximately 1,000,000 pounds of 2008 almonds in inventory. Prices have fallen since the end of 2008, and the stronger dollar has put negative pressure on prices in the global almond market. Pistachio production in 2009 is expected to exceed 2008 production due to this being an ‘on’ year in the alternate year crop bearing cycle of pistachios. Additionally, new acreage of producing pistachios is coming online in California which will result in larger crops for the next several years. The increased yields and the recent recalls of processed pistachios could have a negative impact on current year prices when compared to those received in 2008. Our long-term projection is that crop production, especially of almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that underlying demand for product has remained strong both in the United States and in our export markets and at this time this level of demand is expected to continue. However, improved global production and any increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, please refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

Income Taxes

Income tax benefit totaled $977,000 for the first three months of 2009. This is compared to $688,000 of income tax benefit for the same period of 2008. These represent effective income tax rates of approximately 42% in 2009 and 39% in 2008. The change in the Company’s 2009 effective tax rate compared to 2008 is due to the permanent tax differences resulting from the Company’s oil and mineral tax depletion deductions that reduce the effective tax rate incurred by the Company. The depletion deduction has decreased during 2009 due to the decline in oil and mineral revenues. The Company is currently undergoing an Internal Revenue Service examination for the 2005 and 2006 tax years.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $47,752,000 at March 31, 2009, a decrease of $7,287,000, or 13% from the corresponding amount at the end of 2008. Cash, cash equivalents and marketable securities decreased during the first three months of 2009 compared to the amount at the end of 2008 due to $3,508,000 of investments in water assets, continuing investments in our real-estate projects, and investments in our joint ventures. These cash outflows were partially offset by borrowings on our line of credit and net maturities and sales of marketable securities.

The following table shows our cash flow activities for the three months ended March 31:

(In thousands)	2009	2008
Operating activities	$(870)	$1,829
Investing activities	$(6,587)	$(6,760)
Financing activities	$5,240	$5,235

During the first three months of 2009, our operations used $870,000 of cash as a result of increases in farming inventories which were partially offset by collections of accounts receivable and non-cash operating expenses included in our net loss. During the first three months of 2008, the $1,829,000 net cash provided by operations resulted from the collection of accounts receivable and the positive impact of non-cash expenses included in our operating loss. These inflows were partially offset by the payment of income taxes.

During the first three months of 2009, we used $6,587,000 of cash for investing, primarily reflecting capital investments of $5,018,000 in equipment and our real estate projects, the purchase of water for $3,508,000 and the investment of $2,559,000 in our joint ventures. These cash outflows were partially offset by cash provided from net maturities and sales of marketable securities of $4,577,000. Cash used in investing activities during the first three months of 2008 was $6,760,000, primarily reflecting capital investments in water assets of $9,725,000 and $6,986,000 invested in land and real estate projects. These outflows were partially offset by inflows from net maturities and sales of marketable securities of $9,904,000.

It is anticipated that throughout the remainder of 2009 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our capital investment requirements over the remainder of 2009 could total between $17,000,000 and $19,000,000, approximately. These amounts include contributions to our joint ventures, investments in infrastructure and entitlement activities in our real estate projects, and the potential purchase of additional water resources. In the first three months of 2009, we have added to our water resources through the purchase of additional water assets. We view these water purchases as a long-term asset to be used to support ranch-wide development and agricultural activities. These water purchases also provide additional sources of water to help ensure that we have adequate water supplies to meet our needs as the State of California deals with the environmental challenges of moving water through the Sacramento Delta.

During the first three months of 2009, financing activities provided $5,240,000 in cash, primarily from net working capital borrowings on our line of credit. At March 31, 2009 we had an outstanding balance of $7,800,000 on our line of credit. The proceeds from the line of credit were primarily used to fund the purchase of water assets and to contribute to our joint ventures. As of April 30, 2009, the outstanding balance on the line of credit remained $7,800,000. It is expected that these borrowings will be repaid from maturing securities over the next several months. The interest rate on the line of credit for the first quarter of 2009 was 2.5%. Cash provided by financing activities for the first three months of 2008 totaled $5,235,000, representing proceeds from borrowing on our line of credit of $5,000,000 and proceeds from the exercise of stock options. The line of credit was subsequently repaid during April and May 2008 using funds received from maturing and sold securities and proceeds from sales of land.

It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations and by the timing of sales and leases of property within our development projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts, in addition to the effect the overall economy may have on demand. Often, the timing aspects of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe that we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.

Capital Structure and Financial Condition

At March 31, 2009, total capitalization was $181,166,000, consisting of $8,181,000 of debt and $172,985,000 of equity, resulting in a debt-to-total-capitalization ratio of less than five percent, which is an increase over the debt-to-total capitalization ratio at December 31, 2008 of three percent.

We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2009, had an outstanding balance of $7,800,000. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2010. This note is unsecured. The Company is currently meeting all loan covenants related to the line of credit. Our outstanding long-term debt, less current portion of $31,000, is $350,000 at March 31, 2009. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. Principal and interest on this note are payable monthly, with the principal portion of the monthly payment being approximately $2,400. This note has a maturity date of May 1, 2018.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels and undeveloped land, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the CFD bond debt (described in “Note D—Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report), distributions from our joint ventures, and the issuance of common stock. As noted above, at March 31, 2009 we have $47,752,000 in cash and securities and $22,200,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we will be able to obtain financing from any of these sources or that we will be able to obtain financing at favorable terms. We believe that we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$381	$31	$69	$79	$202
Interest on fixed rate debt	131	25	43	33	30
Line of credit commitment fees	99	99	—	—	—
Short-term debt	7,800	7,800	—	—	—
Tejon Ranch Conservancy	5,336	535	901	800	3,100
Cash contract commitments	5,276	5,276	—	—	—

Total contractual obligations	$19,023	$13,766	$1,013	$912	$3,332

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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space, and total, on average, approximately $23,000 per month.

Our financial obligations to the Tejon Ranch Conservancy, or Conservancy, a California nonprofit public benefit corporation, are prescribed in the Conservation and Land Use Agreement executed in June 2008. Our advances to the Conservancy are dependent on the timing of occurrence of certain events and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021. The obligation shown above is one-half of the total required obligations due to the other one-half of the obligation being funded by the TMV LLC and the Centennial Founders, LLC.

As discussed in “Note J – Retirement Plans” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report, we have long-term liabilities for employee retirement plans. The payments related to retirement plans are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $450,000 to the pension plan in 2009. During 2008, we made approximately $360,000 in pension plan contributions.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to certain bonds issued by the CFD:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—

Total other commercial commitments	$4,584	$4,584	$—	$—	$—

The standby letter of credit described above is related to the issuance of CFD bonds by TRPFFA. The standby letter of credit, requested by TRPFFA, is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit was originally for a two-year period which expires in June 2009. We anticipate renewing the letter of credit because we continue to be the largest landowner within the development.

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

We are exposed to interest rate risk on our long term debt currently outstanding and on our line of credit, which as of March 31, 2009, had an outstanding balance of $7,800,000. The interest rate on our line-of-credit can be tied to the lending bank’s prime rate and would change when that rate changes, or tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $381,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At March 31, 2009, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $5,500,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. Changes in the value of the interest rate swap are reflected in the income statement of the joint venture.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At March 31, 2009

(In thousands)

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at 03/31/09
Assets:
Marketable securities	$14,765	$7,039	$10,299	$10,875	$5,845	$—	$48,823	$46,937
Weighted average interest rate	4.01%	3.25%	3.76%	4.15%	4.45%	—	3.93%
Liabilities
Short-term debt	$7,800	$—	$—	$—	$—	$—	$7,800	$7,800
Weighted average interest rate	2.50%	—	—	—	—	—	2.50%
Long-term debt	$23	$33	$35	$37	$40	$213	$381	$381
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2008

(In thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at 12/31/08
Assets:
Marketable securities	$16,860	$6,561	$10,388	$9,733	$9,851	$—	$53,393	$52,007
Weighted average interest rate	3.97%	3.39%	4.64%	4.51%	4.46%	—	4.22%
Liabilities
Short-term debt	$2,750	$—	$—	$—	$—	$—	$2,750	$2,750
Weighted average interest rate	2.50%	—	—	—	—	—	2.50%
Long-term debt	$30	$33	$35	$37	$40	$213	$388	$388
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

In comparison to the same period in the prior year, our risk with regard to fluctuations in interest rates has decreased slightly with regard to our marketable securities due to a decline in outstanding balances. Our risk with regard to our indebtedness increased due to the outstanding balance on our line of credit.

Commodity Price Exposure

As of March 31, 2009, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2009 and 2008 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at March 31, 2009, $2,410,000 is at risk to changing prices. Of the amount at risk to changing prices, $1,070,000 is attributable to almonds and $1,340,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2008 was $4,347,000. Of the December 31, 2008 amount at risk to changing prices, $2,145,000 was related to almonds and $2,202,000 was related to pistachios. The price estimated for recording accounts receivable for almonds recorded at March 31, 2009 was $1.17 per pound, as compared to $1.38 per pound at December 31, 2008. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $7,800. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $0.99 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.10 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $6,400. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30 per pound.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

Page Number

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 12

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

*10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

*10.7	Severance Agreement	FN 5

*10.8	Director Compensation Plan	FN 5

*10.9	Amended and Restated Non-Employee Director Stock Incentive Plan	FN 15

*10.10	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

*10.11	Amended and Restated 1998 Stock Incentive Plan	FN 15

*10.12	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

*10.13	Employment Contract - Robert A. Stine	FN 5

*10.14	Amendment to 1998 Stock Incentive Plan	FN 6

10.15	Lease Agreement with Calpine Corp.	FN 7

10.16	Tejon/DP Partners Operating Agreement	FN 7

10.17	Centennial Founders LLC Agreement	FN 8

10.18	Form of Securities Purchase Agreement	FN 9

10.19	Form of Registration Rights Agreement	FN 10

*10.20	2004 Stock Incentive Program	FN 11

*10.21	Form of Restricted Stock Agreement	FN 11

*10.21	Form of Restricted Stock Unit Agreement	FN 11

10.23	Tejon Mountain Village LLC Operating Agreement	FN 13

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 14

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management plan, compensatory plan or arrangement

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

FN 15	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 8, 2009	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda Vice President, Chief Financial Officer