Form 10-Q
period 2009-06-30
TEJON RANCH CO
filed 2009-08-10
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of the Company’s outstanding shares of Common Stock on August 7, 2009 was 17,006,192.

TEJON RANCH CO. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Revenues:
Real estate - commercial/industrial	$3,448	$9,095	$7,198	$13,312
Farming	834	928	975	1,955

Total revenues	4,282	10,023	8,173	15,267
Costs and Expenses:
Real estate - commercial/industrial	3,099	4,426	6,232	7,712
Real estate - resort/residential	962	866	1,931	1,770
Farming	1,050	1,027	1,657	2,125
Corporate expenses	2,020	2,903	4,065	5,334

Total expenses	7,131	9,222	13,885	16,941

Operating income (loss)	(2,849)	801	(5,712)	(1,674)
Other Income (Expense):
Investment income	336	634	910	1,176
Interest expense	(70)	(70)	(70)	(70)
Other income	9	265	19	248

Total other income	275	829	859	1,354
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	(2,574)	1,630	(4,853)	(320)
Equity in earnings of unconsolidated joint ventures, net	129	495	92	688

Operating income (loss) before income tax expense (benefit)	(2,445)	2,125	(4,761)	368
Income tax expense (benefit)	(958)	805	(1,935)	117

Net income (loss)	$(1,487)	$1,320	$(2,826)	$251

Net income (loss) per share, basic	$(0.09)	$0.07	$(0.17)	$0.01

Net income (loss) per share, diluted	$(0.09)	$0.07	$(0.17)	$0.01

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,586	$3,032
Marketable securities - available-for-sale	40,038	52,007
Accounts receivable	4,702	8,281
Inventories	6,451	2,007
Prepaid expenses and other current assets	5,397	4,525
Current deferred tax assets	550	1,138

Total current assets	58,724	70,990
Property and equipment - net	73,095	65,255
Investments in unconsolidated joint ventures	35,861	32,333
Long-term water assets	17,102	13,345
Long-term deferred tax assets	5,601	4,235
Other assets	923	914

TOTAL ASSETS	$191,306	$187,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,714	$2,824
Other accrued liabilities	198	659
Deferred income	777	760
Short-term line of credit	5,800	2,750
Current portion of long-term debt	31	30

Total current liabilities	10,520	7,023
Long-term debt, less current portion	342	358
Long-term deferred gains	1,688	1,688
Other liabilities	3,474	3,174
Pension liability	1,523	1,523

Total liabilities	17,547	13,766
Commitments and contingencies
Stockholders’ Equity:
Common stock	8,503	8,493
Additional paid-in capital	125,668	123,193
Accumulated other comprehensive loss	(2,003)	(2,797)
Retained earnings	41,591	44,417

Total stockholders’ equity	173,759	173,306

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,306	$187,072

Balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(2,826)	$251
Items not affecting cash:
Depreciation and amortization	1,258	1,300
Equity in earnings of unconsolidated joint ventures, net	(92)	(688)
Non-cash retirement plan expense	450	436
Deferred compensation - stock grants/options	2,288	3,392
Deferred income taxes	(1,337)	(72)
Gain from the sale of real estate	—	(3,269)
Non-cash straight line income	76	(305)
Other-than-temporary loss on fair market value of investment	113	—
Loss on sale of marketable securities	—	248
Excess tax benefit from stock-based compensation	—	(93)
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(982)	(2,754)
Current liabilities, net	(159)	(1,156)

NET CASH (USED IN) OPERATING ACTIVITIES	(1,211)	(2,710)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	19,581	29,798
Funds invested in marketable securities	(6,422)	(20,756)
Property and equipment expenditures	(10,635)	(13,311)
Proceeds from sale of real estate	—	4,272
Investment in long-term water assets	(3,868)	(5,384)
Investment in unconsolidated joint ventures	(3,445)	(1,544)
Distribution from unconsolidated joint venture	9	—
Reimbursement proceeds from community facilities district	1,474	—
Other	(161)	(147)

NET CASH (USED IN) INVESTING ACTIVITIES	(3,467)	(7,072)
FINANCING ACTIVITIES
Borrowings of short-term debt	10,050	5,000
Repayments of short-term debt	(7,000)	(5,000)
Repayments of long-term debt	(15)	(14)
Excess tax benefit from stock-based compensation	—	93
Proceeds from exercise of stock options	197	547

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,232	626
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,446)	(9,156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,032	9,454

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,586	$298

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2008	16,899,982	$8,450	$118,370	$(2,071)	$40,305	$165,054
Net income	—	—	—	—	4,112	4,112
Changes in unrealized losses on available-for-sale securities, net of taxes of $506	—	—	—	(765)	—	(765)
Benefit plan adjustment net of taxes $77	—	—	—	(154)	—	(154)
SERP liability adjustment, net of taxes of $109	—	—	—	165	—	165
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $37	—	—	—	28	—	28

Comprehensive income						3,386

Exercise of stock options and related tax benefit of $227	56,064	28	1,425	—	—	1,453
Restricted stock issuance	30,724	15	(15)	—	—	—
Stock compensation	—	—	3,413	—	—	3,413

Balance at December 31, 2008	16,986,770	8,493	123,193	(2,797)	44,417	173,306
Net loss	—	—	—	—	(2,826)	(2,826)
Changes in unrealized gains on available-for-sale securities, net of taxes of $607	—	—	—	794	—	794

Comprehensive loss						(2,032)

Exercise of stock options with no related tax benefit	9,577	5	192	—	—	197
Restricted stock issuance	9,845	5	(5)	—	—	—
Stock compensation	—	—	2,288	—	—	2,288

Balance at June 30, 2009	17,006,192	$8,503	$125,668	$(2,003)	$41,591	$173,759

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2009

NOTE A – BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and its subsidiaries, (collectively, the Company), furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Certain amounts in the statement of cash flows for the six months ended June 30, 2008 have been reclassified to conform to current period presentation. The reclassification is necessary to reclassify water assets from inventory to long-term assets and to bifurcate deferred tax assets between current and non-current.

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

We have adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS 165) effective beginning the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to August 10, 2009, the date of filing of our Form 10-Q with the Securities and Exchange Commission. Please refer to Part II-Other Information, Item 5, “Other Information,” for disclosure related to a subsequent event that occurred on August 10, 2009.

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

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Weighted average number of shares outstanding:
Common stock	17,005,847	16,922,848	17,004,193	16,915,238
Commons stock equivalents - stock options, grants	462,651	706,135	450,952	713,346

Diluted shares outstanding	17,468,498	17,628,983	17,455,145	17,628,584

For the three and six months ended June 30, 2009, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because of the antidilutive impact of common stock equivalents.

NOTE C – MARKETABLE SECURITIES

FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position (FSP) 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” require that an enterprise classify all debt securities as either held-to-maturity, trading or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date

The following is a summary of available-for-sale securities at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
Agency notes
with unrecognized losses for less than 12 months	$1,538	$1,526	$—	$—
with unrecognized losses for 12 months or more	20	11	541	528
with unrecognized gains	13,487	13,718	20,650	21,013

Total Agency notes	15,045	15,255	21,191	21,541
Corporate notes
with unrecognized losses for less than 12 months	1,713	1,671	14,857	13,793
with unrecognized losses for 12 months or more	7,450	7,073	10,601	9,941
with unrecognized gains	13,344	13,561	3,442	3,492

Total Corporate notes	22,507	22,305	28,900	27,226
Municipal notes
with unrecognized losses for less than 12 months	488	482	2,869	2,805
with unrecognized losses for 12 months or more	722	721	—	—
with unrecognized gains	1,261	1,275	433	435

Total Municipal notes	2,471	2,478	3,302	3,240

	$40,023	$40,038	$53,393	$52,007

In June 2009, we adopted FSP 115-2 which amended the recognition requirements for other-than-temporary impairment for debt securities. We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income.

At June 30, 2009, the fair market value of investment securities exceeded the cost basis by $15,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

As of June 30, 2009, we recognized an impairment loss of $113,000 in our statement of operations. This impairment is related to corporate notes from one issuer with a total par value of $570,000. The impairment was considered other-than-temporary due to specific factors related to the issuer such as credit rating downgrades and capital funding problems. It was determined based on this external information that the entire market value decline in these securities at June 30, 2009 was an other-than-temporary decline.

As of June 30, 2009, the adjustment to accumulated other comprehensive income (loss) in consolidated stockholders’ equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $794,000, which is net of a tax benefit of $607,000. As of June 30, 2009, the Company’s gross unrealized holding gains equal $462,000 and gross unrealized holding losses equal $447,000. On June 30, 2009, the average maturity of U.S. Treasury and agency securities was 1.98 years, the average maturity of corporate notes was 2.25 years and the average maturity of municipal notes was 2.42. Currently, the Company has no securities with a remaining term to maturity of greater than four years.

The following tables summarize the maturities, at par, of marketable securities by year:

(In thousands)
At June 30, 2009	2009	2010	2011	2012	2013	Total
Agency notes	$2,985	$4,625	$3,155	$3,425	$811	$15,001
Corporate notes	5,991	1,781	5,034	5,954	3,976	22,736
Municipal notes	100	255	940	650	500	2,445

	$9,076	$6,661	$9,129	$10,029	$5,287	$40,182

(In thousands)
At December 31, 2008	2009	2010	2011	2012	2013	Total
Agency notes	$6,535	$4,625	$4,510	$1,914	$3,502	$21,086
Corporate notes	9,922	1,781	5,108	6,844	5,316	28,971
Municipal notes	375	100	815	1,115	890	3,295

	$16,832	$6,506	$10,433	$9,873	$9,708	$53,352

All of our securities are valued using level one indicators. Level one indicators are quoted market prices for the same or equivalent securities. The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex, or TIC development. Proceeds from the sale of CFD bonds are used to reimburse the Company for public infrastructure related to the TIC development. There was $1,474,000 of reimbursements during the first six months of 2009, and no reimbursements during the first six months of 2008. During 2008, the Company paid approximately $748,000 in special taxes related to the CFD. As development continues to occur at TIC, new owners of land and new lease tenants, through triple net leases, will begin to replace the Company as a payer of the assessed special tax. As this occurs, the Company’s special tax obligation will be reduced. It is expected that the Company will have special tax payments in 2009 of approximately $687,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around TIC, the Company may be able to have approximately 1,400 acres released from the CFD lien.

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

On November 29, 2004, a complaint was filed asking for the Antelope Valley ground water basin to be adjudicated by the Los Angeles County Superior Court. The adjudication is to determine the water rights of all parties overlying the basin, including the Company’s rights, and to determine the water rights based on various principles of water law and on negotiations among the principal parties or groups of water users. Because the adjudication is still in its early stages of negotiations, it is too early to ascertain what effect, if any, this adjudication may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use regardless of the outcome of the litigation. Creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings.

For further discussion, refer to the Company’s 2008 Annual Report on Form 10-K, Part I, Item 3—“Legal Proceedings.” There have been no significant changes since the filing of the Company’s 2008 Annual Report on Form 10-K.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting. The Company’s investment in its unconsolidated joint ventures at June 30, 2009 is $35,861,000. The Company’s equity in the net earnings of the unconsolidated joint ventures is $92,000 for the six months ended June 30, 2009. The joint ventures have not been consolidated as of June 30, 2009 because they are not variable interest entities and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC, or TA/Petro, is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned venture which owns and operates a travel plaza/commercial highway operation in TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At June 30, 2009, the Company had an equity investment balance of $9,732,000 in this joint venture.

•

Centennial Founders, LLC is an unconsolidated joint venture in which the Company has a 50% ownership interest. This is a venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. At June 30, 2009, the Company’s equity investment balance in this joint venture was $6,910,000. During the quarter ended June 30, 2009, the Company took over as the managing partner from Pardee Homes. The Centennial Founders, LLC operating agreement provides for the ability to change the managing member. This change did not impact control of the joint venture or change how the executive committee of the joint venture operated or voted.

Over the last three years our partners have seen their businesses decline and their internal financing has become much more difficult. The continued negative impact to the real estate sector from the economy and the lack of availability of new capital led to discussions during the second quarter of 2009 with our joint venture partners. These discussions led to the creation of an amended joint venture operating agreement. On August 10, 2009, the Company, along with the other members in the Centennial joint venture, executed a new Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC. Please refer to Part II-Other Information, Item 5, “Other Information” for a summary of the changes to the Centennial joint venture operating agreement.

Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that result from the amended agreement, we anticipate that Centennial Founders, LLC will qualify as a variable interest entity beginning in the third quarter of 2009 and will be consolidated into our financial statements beginning in that quarter. Our partners will retain a non-controlling interest in the joint venture.

•

Tejon Dermody Industrial LLC was an unconsolidated joint venture between the Company and DP Properties for the development and ownership of a 652,000-square foot industrial building in TIC, in which the Company owned a 50% interest. In January 2009, the Company received the final distribution of $9,000 from this venture at which time the LLC was dissolved.

•

Five West Parcel LLC is an unconsolidated joint venture between the Company and Rockefeller Group Development Corporation for the development of a parcel in Tejon Industrial Complex – West. The establishment of such a joint venture is the result of an agreement involving the potential designation of 500 acres in Tejon Industrial Complex–West and East as a Foreign Trade Zone, or FTZ, and the development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in this joint venture. At June 30, 2009, the Company’s equity investment balance in this joint venture was $4,047,000.

•

Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At June 30, 2009, the Company’s equity investment balance in this joint venture was $15,172,000.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the six months ended June 30, 2009 and 2008 is as follows:

Statement of Operations

for the Six months ending June 30, 2009

(In thousands)	Petro Travel Plaza Holdings	Centennial Founders	Five West Parcel	Tejon Mountain Village	Total
Net sales	$21,861	$107	$6	$—	$21,974

Net income (loss)	$1,061	$(242)	$(801)	$(46)	$(28)

Partner’s share of net income (loss)	425	(121)	(401)	(23)	(120)

Equity in earnings (losses) of unconsolidated joint venture	$636	$(121)	$(400)	$(23)	$92

Balance Sheet Information as of June 30, 2009
Current assets	$12,747	$933	$1,425	$498	$15,605
Property and equipment, net	34,686	49,182	17,624	61,245	162,737
Other assets	16	1	—	—	17
Long-term debt	(9,471)	—	(10,587)	—	(20,059)
Other liabilities	(1,099)	(2,696)	—	(1,175)	(4,970)

Net assets	$36,879	$47,420	$8,462	$60,568	$153,329

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

NOTE F – LONG-TERM WATER ASSETS

Long-term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at an acquisition cost of $2,126,000 which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This cost also includes the right to receive delivery of an additional 2,362 acre feet of water in the future from the Antelope Valley East Kern Water Agency as needed. An additional 14,786 acre feet of transferable water is owned by the Company. The Company holds long-term water contracts with the Tulare Lake Basin Water Storage District to supply water through 2035. These contracts are being amortized using the straight line method over that period. Water assets consist of the following at June 30, 2009 and December 31, 2008:

($ in thousands)	June 30, 2009	December 31, 2008
Banked water and water for future delivery	$2,126	$2,126
Transferable water	8,985	5,115
Water Contracts Tulare Lake Basin Water Storage District (net)	5,991	6,104

	$17,102	$13,345

NOTE G – INTEREST RATE RISK MANAGEMENT

At June 30, 2009, the Company had no outstanding interest rate swap agreements. However, TA/Petro, a joint venture of the Company, has an interest rate swap agreement with respect to $5,400,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 4.33%. Changes in the value of the interest rate swap are reflected in the income statement of the joint venture.

NOTE H – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of common stock. At the 2008 Annual Meeting, the shareholders of the Company approved an amendment to the 1998 Plan to increase the number of shares in the 1998 Plan from 1,600,000 to 2,350,000. Since the adoption of the 1998 Plan through June 30, 2009, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 674,934 have been exercised or forfeited, leaving 454,358 granted options outstanding at June 30, 2009. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted to date under the 1998 Plan are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through June 30, 2009, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 46,218 options have been exercised, leaving 37,300 granted options outstanding at June 30, 2009. Options granted under the NDSI Plan vest one year from the date of grant and have a ten year contractual term. All outstanding options granted under the NDSI Plan are currently vested.

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

Exercise prices for options outstanding as of June 30, 2009 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately two years.

The following is a summary of the Company’s stock option activity and related information for the six-month period ended June 30, 2009, and the year ended December 31, 2008:

	2009		2008
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	502,621	$24.52	558,685	$24.26
Granted	—	—	—	—
Exercised	(9,577)	(19.87)	(56,064)	(21.87)
Forfeited/Cancelled	(1,386)	(21.06)	—	—

Outstanding end of period	491,658	$24.62	502,621	$24.52

Options exercisable end of period	491,658	$24.62	502,621	$24.52

As of June 30, 2009, there was no unrecognized compensation cost related to stock options. No shares vested during the six months ended June 30, 2009; therefore the fair value of shares vesting was zero. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 were $24,000 and $308,000, respectively. As of June 30, 2009, there were 491,658 options vested and exercisable with a weighted-average exercise price of $24.62, aggregate intrinsic value of $1,123,000, and weighted-average remaining contractual life of approximately two years.

There was no compensation cost related to stock option arrangements recognized in the statement of operations for the six months ended June 30, 2009 or for the six months ended June 30, 2008. No share-based payment compensation costs were capitalized during this period.

NOTE I – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The 1998 Plan and the 2004 Stock Incentive Plan provide for the making of awards to employees based upon time-based criteria and through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. Under these plans, the Company has issued 52,909 shares of restricted stock that vest over four-year periods of time and of this amount 48,559 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 327,268 for threshold performance, 515,281 shares for target performance, and 638,383 shares for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified corporate milestone events.

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

Total expense related to the 2004 Stock Incentive Plan for the six months ending June 30, 2009 was $2,103,000. There was $3,204,000 of cost related to the 2004 Stock Incentive Plan for the first six months of 2008.

Under the Board of Directors’ compensation plan, each director receives their annual compensation in stock. Under this plan, 34,995 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to director stock compensation during the six months ended June 30, 2009 was $185,000. There was $188,000 of cost related to this plan for the first six months of 2008.

NOTE J – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing between $900,000 and $1,200,000 to the plan during 2009. The increase in contributions compared to prior years is due to a reduction in the fair market value of assets in the pension plan as of the December 31, 2008 actuarial valuation date and funding requirement changes related to the Pension Protection Act.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. At June 30, 2009, the investment mix was approximately 71% equity, 26% debt, and 3% money market funds. At December 31, 2008, the investment mix was approximately 67% equity, 31% debt and 2% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 6.0% and 3.0%, respectively, in 2009 and 2008. The expected long-term rate of return on plan assets is 7.5% in 2009 and 2008. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the six months ended June 30, 2009 and 2008:

(In thousands)	2009	2008
Cost components:
Service cost-benefits earned during the period	$(110)	$(92)
Interest cost on projected benefit obligation	(138)	(102)
Expected return on plan assets	156	100
Net amortization and deferral	(58)	(54)

Total net periodic pension cost	$(150)	$(148)

NOTE K – INCOME TAXES

For the six months ended June 30, 2009, the Company had net income tax benefit of $1,935,000 compared to a net income tax expense of $117,000 for the six months ended June 30, 2008. These tax figures represent effective income tax rates of approximately 41% and 32%, respectively. The Company has certain permanent income tax deductions relating to oil and mineral depletion allowances that reduce its effective tax rate. Our depletion allowance has decreased during the first six months of 2009 compared to the first six months of 2008 due to a decrease in oil and gas revenues. As of June 30, 2009, our balance sheet reflects an income tax receivable of $1,047,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

The Company had no unrecognized tax benefits at January 1, 2009. The Company recognized $60,000 of interest expense during the six months ended June 30, 2009. Tax years from 2005 to 2008 remain subject to examination by the Federal taxing authorities, and tax years 2004 to 2008 remain subject to examination by the California and Arizona state taxing authorities.

The Internal Revenue Service (IRS) is conducting an examination of the Company’s federal income tax returns for 2005 and 2006, and as of June 30, 2009, the IRS has proposed certain adjustments stemming from the timing of deductions taken for certain costs which the Company expensed when incurred and which the IRS contends should be capitalized and deducted in a later tax period. Management has evaluated the proposed adjustments and disagrees with the position taken by the IRS. However, the Company anticipates that it is reasonably possible that additional income tax payments, including interest, of approximately $561,000 could be made during 2009 or 2010. The ultimate deductibility of these expenses is highly certain, but the timing of the deductions is in question. Because of the impact of deferred tax accounting, other than interest and penalties, disallowance of the immediate deduction for these items would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE L – SEGMENT REPORTING - COMMERCIAL/INDUSTRIAL REAL ESTATE

The revenue components of our commercial/industrial real estate segment for the six months ending June 30 are as follows:

(In thousands)	2009	2008
Commercial lease revenue	$2,809	$2,931
Oil and mineral royalties	2,535	3,948
Grazing leases	529	586
All other land management ancillary services	1,325	1,558
Land sales	—	4,289

	$7,198	$13,312

Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Calpine power plant lease, communication tower rents, and payments from easement leases.

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 164 “Not-for-Profit Entities: Mergers and Acquisitions Including Amendment of FASB Statement No. 142,” or Statement 164, was issued in April 2009. Statement 164 establishes principles and requirements guiding non-profits on mergers and acquisitions. Statement 164 is effective for reporting periods beginning on or after December 15, 2009. As this pronouncement is only applicable for nonprofit entities, we do not expect this pronouncement will have a material effect on our statement of operations or financial condition.

FASB Statement No. 166 “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140,” or Statement 166, was issued in June 2009. This statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets. Statement 166 removes the concept of qualifying special-purpose entity from FASB Statement 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and removes the exception from applying FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” to qualifying special-purpose entities. This statement provides greater transparency about transfers of financial assets and any continued involvement of the transferor. Statement 166 is effective for each reporting entity’s first annual reporting period that begins after November 15, 2009. We have reviewed Statement 166 and we do not expect that this pronouncement will have a material effect on our statement of operations or financial condition.

FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R),” or Statement 167, was issued in June 2009. Statement 167 was issued to improve financial reporting by enterprises involved with variable interest entities. Statement 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” to replace the quantitative based risk and reward calculation for determining which entity has a controlling financial interest, to an approach that is primarily qualitative in its identification of controlling financial interest. This statement requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. The effective date for Statement 167 is the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We have reviewed Statement 167 and determined that implementation of Statement 167 could potentially result in a future requirement to consolidate previously unconsolidated entities into our financial statements. Such consolidations could materially impact our statement of operations and our financial condition positively or negatively in line with the entity being consolidated.

FASB Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” or Statement 168, was issued in June 2009. The FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The codification will supersede all then-existing non-SEC accounting and reporting standards. Following Statement 168 new standards will not be issued in the form of Statements, FASB Staff Positions or Emerging Task Force Abstracts. All future guidance will be considered Accounting Standards Updates. Statement 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have reviewed Statement 168 and we do not expect this pronouncement to have a material impact on our results of operations or financial condition.

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

Our business model is designed to create value through the entitlement and development of land for commercial/industrial, resort/residential, and agricultural uses while at the same time protecting significant portions of our land for conservation purposes. We operate our business near one of the country’s largest population centers, Los Angeles County, which is expected to continue to grow well into the future.

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

For the first six months of 2009 we had a net loss of $2,826,000, compared to net income of $251,000 for the first six months of 2008. The decline in net income during the first six months of 2009 compared to the same period in 2008 resulted primarily from decreases in farming and commercial/industrial real estate revenues and land sales.

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

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 - K for the year ended December 31, 2008. Please refer to this filing for a description of our critical accounting policies.

Results of Operations

Total revenue from segment operations for the first six months of 2009 was $8,173,000 compared to $15,267,000 for the first six months of 2008, representing a decrease of $7,094,000, or 46%. Other income, including investment income, was $859,000 for the first six months of 2009 compared to $1,354,000 for the same period of 2008, representing a decrease in other income of $495,000, or 37%. The decrease in revenue during the first six months of 2009 is due to a decline in commercial/industrial real estate development and services revenues of $6,114,000, or 46% and a decline in farming revenues of $980,000, or 50%. The decline in commercial/industrial real estate revenue was primarily due to the absence of any land sales in the first six months of 2009 compared to the first six months of 2008 which included $4,289,000 of land sales. Oil and mineral revenues decreased $1,413,000 compared to the same period in the prior year. This decline is due to a decrease in our oil royalties which are tied directly to the market price for oil which has declined dramatically since 2008. An increase in oil production compared to 2008 has partially offset the price decline. Revenues from our power plant lease have also decreased $123,000 in 2009 as a result of decreased percentage rents because of reduced electricity rates. Farming revenues decreased $980,000 in the first six months of 2009 compared to the same period in 2008 because fewer prior-year crop almonds were available for sale. During the first six months of 2009, the sale of prior-year crop almonds accounted for $950,000 of farming revenue compared to $1,815,000 of farming revenue during the first six months of 2008. Investment income fell during the first six months of 2009 compared to the same period in 2008 due to a decline in funds invested and the recognition of an impairment loss on certain corporate debt securities.

Net loss for the first six months of 2009 was $2,826,000, or $0.17 per share, compared to net income of $251,000, or $0.01 per share for the same period in 2008. The decline in earnings for the first six months of 2009 is attributable to the decreased revenues described above, which were partially offset by decreased operating expenses in our commercial/industrial and farming segments and our corporate operations. Expenses within our commercial/industrial segment decreased $1,480,000, or 19% during the first six months of 2009 compared to the same period in 2008. The largest decrease in expenses in the commercial/industrial segment was the absence of direct cost of sales of $1,003,000 related to our land sale transactions that occurred in 2008. Other professional services costs decreased $283,000 during this period mainly due to the lack of sales transactions. Within our resort/residential real estate segment, expenses increased $161,000, or 9%, during the first six months of 2009 compared to the same period in 2008, primarily due to a decrease in capitalized staffing costs as employees focused efforts on implementation of the Conservation and Land Use Agreement. Farming expenses declined $468,000, or 22%, during the first six months of 2009, compared to the same period in 2008 due to a decrease of $531,000 in cost of sales for prior year crop almonds and a decline in fuel prices. These declines were partially offset by increased water costs of $153,000. Corporate general and administrative costs decreased $1,269,000 during the first six months of 2009 compared to the same period in 2008 due primarily to a $1,078,000 decrease in compensation costs related primarily to incentive compensation and a $148,000 decrease in professional fees due to the timing of incurrence of these costs. Partially offsetting these decreases was an increase in the amortization of long term water contracts.

Total revenues for the second quarter of 2009, including investment and other income, were $4,627,000, compared to $10,922,000 for the second quarter of 2008. This decrease of $6,295,000, or 58%, in total revenues is primarily attributable to the decline in commercial/industrial segment revenues of $5,647,000 in the second quarter of 2009 compared to the second quarter of 2008. The decline is primarily attributable to the absence of 2009 land sale transactions. Commercial/industrial real estate land sales revenues decreased $4,289,000 compared to the same quarter of 2008. Oil and mineral revenues during this period declined $949,000 compared to the same period in 2008 due to lower commodity prices. Farming revenues decreased $94,000 as a result of the sale of fewer prior-year crop almonds in the second quarter of 2009 as compared to the second quarter of 2008. Corporate income decreased $554,000 during the second quarter of 2009 compared to the second quarter of 2008 as the second quarter of 2008 included a non-recurring easement mitigation fee. Also contributing to the decline in total revenues for the second quarter of 2009 compared to the second quarter of 2008 was a decrease in investment income due to an impairment loss on corporate debt securities and a reduction in funds invested compared to the prior year.

Net loss for the second quarter of 2009 was $1,487,000, or $0.09 per share, compared to net income of $1,320,000, or $0.07 per share, diluted, for the same period of 2008. This decline in earnings results from the decrease in revenues described above, which was partially offset by decreased expenses in our commercial/industrial and corporate operating groups. Expenses for the commercial/industrial real estate development and services segment decreased $1,327,000 in the second quarter of 2009 compared to the same quarter in 2008. Of this decrease, $1,003,000 is related to the absence of cost of sales of land in the second quarter of 2009. Also contributing to this decrease is a $277,000 reduction in professional service costs as the second quarter of 2009 did not include any fees related to land sale transactions and a reduction in marketing costs of $101,000. Timing of incurrence of commercial water payments accounted for a $157,000 increase in costs in the second quarter of 2009 compared to the second quarter of 2008. Resort residential expenses increased $96,000 in the second quarter of 2009 compared to the second quarter of 2008 primarily due to the capitalization of fewer compensation costs during the second quarter of 2009. Farming segment costs remained consistent during the second quarter as decreases in cost of sales, fuel and compensation expenses were offset by increases in water costs. Corporate expenses decreased $883,000 in the second quarter of 2009 compared to the second quarter of 2008, with such reduction mainly driven by compensation cost decreases of $647,000 and timing of payment of $98,000 of professional service fees.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product and the completion of phase one infrastructure development for the TIC-East development. This infrastructure development is being planned to coincide with what we anticipate to be the future market demand, although the timing and extent of the future market demand is difficult for us to predict. We anticipate phase one TIC-East infrastructure to be completed during 2009. We continue to focus our marketing efforts for TIC-East and West on educating potential users about the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that in the long-term as California’s population continues to grow we will see increases in industrial activity at TIC. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. In addition, existing available warehouse space has increased significantly in the Inland Empire region of Los Angeles since mid-2008 as a result of the contraction in the economy. This excess capacity has adversely impacted our ability to sell or lease our industrial/commercial products and has put tremendous pressure on lease rates. We anticipate that excess capacity in the industrial market and the resultant pressure on pricing could continue through the next two years.

While there are still potential tenants interested in our commercial/industrial real estate developments, prospective activity has declined. The weakened worldwide economy and tightened credit markets have created downward pressure on consumer spending, causing many firms to delay expansion and supply chain reengineering efforts as they evaluate their alternatives. The current economic business cycle could cause an increasing decline in short-term and potentially long-term demand for our commercial and industrial developments. We cannot project the duration of this downturn, but it is having, and is expected to continue to have a negative impact on our operations, the extent and duration of which is difficult for us to predict.

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

There continue to be many environmental challenges regarding the movement of state project water through the Sacramento Delta. These challenges resulted in a 2007 temporary court ordered shut down of the Delta pumps, which are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. After a temporary contingency pumping plan was approved by the Court, which protects a certain species of fish, the Court allowed the pumps to be turned back on but continued to limit usage. A new “Biological Opinion,” or “BO,” issued by the U.S. Fish and Wildlife Service in December 2008 contains similar restrictions on pumping from the Delta. The restrictions from pre-2007 conditions are estimated to reduce California State Water Project, or SWP, deliveries about 18% on average, or 29% during dry conditions. It is anticipated that the new BO will be challenged in the courts by both water agencies and environmental groups. There are many groups, governmental and private, working together to develop a solution in the near future to alleviate the curtailment of water from the Delta. These limitations, along with the effects of a drought in California during 2008 and 2009, are reflected in the current 40% allocation of water from the State Water Project in 2009.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. We estimate that our 2009 almond crop production will be comparable to that of 2008. We currently hold approximately 400,000 pounds of 2008 almonds in inventory. Almond prices have fallen since the end of 2008 due to a slower rate of growth in demand, and the strength of the dollar has kept pressure on prices in the global almond market. However, the market value of our remaining 2008 almond inventory exceeds the carrying value of the crop. Pistachio production in 2009 is expected to exceed 2008 production due to this being an ‘on’ year in the alternate year crop bearing cycle of pistachios. Additionally, new acreage of producing pistachios is coming online in California which will result in larger crops for the next several years. The increased yields and the recalls of processed pistachios during early 2009 could have a negative impact on current year prices of pistachios when compared to those received in 2008. Our long-term projection is that crop production, especially of almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that underlying demand for product has remained strong both in the United States and in our export markets although the rate of growth has slowed in 2009 due to economic factors. However, improved global production and any significant increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

Income Taxes

Income tax benefit totaled $1,935,000 for the first six months of 2009. This is compared to $117,000 of income tax expense for the same period of 2008. These represent effective income tax rates of approximately 41% in 2009 and 32% in 2008. The substantial change in the Company’s effective tax rate when compared to 2008 is due to the permanent tax differences resulting from the Company’s oil and mineral tax depletion deductions that reduce the effective tax rate incurred by the Company. The depletion deduction has decreased during 2009 due to the decline in oil and mineral revenues. The Company is currently undergoing an Internal Revenue Service examination for the 2005 and 2006 tax years. For further discussion of this examination, please refer to “Note K – Income Taxes” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $41,624,000 at June 30, 2009, a decrease of $13,415,000, or 24% from the corresponding amount at the end of 2008. Cash, cash equivalents and marketable securities decreased during the first six months of 2009 compared to the first six months of 2008 due to investments in water assets, continuing investments in our real-estate projects, and investments in our joint ventures. This increase in cash outflows was partially offset by non-cash operating expenses reflected in our net income.

The following table shows our cash flow activities for the six months ended June 30:

(In thousands)	2009	2008
Operating activities	$(1,211)	$(2,710)
Investing activities	$(3,467)	$(7,072)
Financing activities	$3,232	$626

During the first six months of 2009, our operations used $1,211,000 of cash as a result of the net loss for the year, increases in farming inventories and an increase in income taxes receivable related to 2008. These outflows were partially offset by non-cash operating expenses of $4,185,000. During the first six months of 2008, the $2,710,000 net cash used in operations resulted from increased receivables and payments of income taxes.

During the first six months of 2009, we used $3,467,000 of cash for investing, primarily reflecting capital investments of $10,635,000 of which $9,786,000 was spent on real estate project infrastructure, $729,000 was invested in agricultural crop development, and the remaining investment was in equipment. We also purchased water for $3,868,000, and invested $3,445,000 in our joint ventures. These cash outflows were partially offset by net cash of $13,159,000 provided from maturing and sold marketable securities and reimbursement of $1,474,000 of funds from the CFD. Cash used in investing activities during the first six months of 2008 was $7,072,000, primarily reflecting capital investments in our real estate projects, a land purchase, and the purchase of long-term water assets. These cash outflows in the first six months of 2008 were partially offset by sales and maturities of securities and proceeds from land sales.

It is anticipated that throughout the remainder of 2009 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our capital investment requirements over the remainder of 2009 could total between $13,000,000 and $15,000,000, approximately. These amounts include contributions to our joint ventures, investments in infrastructure to complete phase one development within TIC-East, entitlement activities in our real estate projects, new farm development, and the potential purchase of additional water resources. Throughout the remainder of 2009, contributions to joint ventures are anticipated to increase as the entitlement process for TMV and Centennial begin final preparations for filing of documents for project approvals. In addition, based on our Centennial partners’ decision to become non-funding members of the partnership, as described in Part II – Other Information, Item 5, “Other Information,” our contributions to that joint venture will increase as we become the sole funding member of the Centennial LLC. During the first six months of 2009, we have added to our water resources through the purchase of an additional 6,400 acre feet of water from a Kern County land owner. We view these water purchases as a long-term asset to be used to support ranch-wide development and agricultural activities. These water purchases also provide additional sources of water to help ensure that we have adequate water supplies to meet our needs as the State of California deals with the environmental challenges of moving water through the Sacramento Delta. Because the water purchased is not needed to meet our 2009 water needs, we will bank the water for future use or trade the water to other users with a return of the water in future years as needed.

During the first six months of 2009, financing activities provided $3,232,000 in cash, primarily from net working capital borrowings on our line of credit. At June 30, 2009 we had an outstanding balance of $5,800,000 on our line of credit. The proceeds from the line of credit were primarily used to fund the purchase of water assets and to contribute to our joint ventures. As of July 2009, the outstanding balance on the line of credit remains at $5,800,000. The interest rate on the line of credit for the first six months of 2009 ranged from 1.875% to 2.5%. Cash provided by financing activities for the first six months of 2008 totaled $626,000, primarily due to proceeds from the exercise of stock options.

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

Capital Structure and Financial Condition

At June 30, 2009, total capitalization was $179,932,000, consisting of $6,173,000 of debt and $173,759,000 of equity, resulting in a debt-to-total-capitalization ratio of less than four percent, which is an increase of three percent compared to the debt-to-total-capitalization ratio at December 31, 2008.

We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2009, had an outstanding balance of $5,800,000. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2010. This note is unsecured. We are currently in compliance with all loan covenants relating to the line of credit. Our outstanding long-term debt, less current portion of $31,000, is $342,000 at June 30, 2009. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. Principal and interest on this note are payable monthly, with the principal portion of the monthly payment being approximately $2,400. This note has a maturity date of May 1, 2018.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described in “Note D—Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report), and the issuance of common stock. As noted above, at June 30, 2009 we have $41,624,000 in cash and securities and $24,200,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. We believe that we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$373	$32	$70	$80	$191
Interest on fixed rate debt	125	24	42	31	28
Line of credit commitment fees	99	99	—	—	—
Tejon Ranch Conservancy	5,203	535	868	800	3,000
Cash contract commitments	1,565	1,565	—	—	—

Total contractual obligations	$7,365	$2,255	$980	$911	$3,219

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

Our financial obligations to the Tejon Ranch Conservancy, or Conservancy, are prescribed in the Conservation and Land Use Agreement executed in June 2008. Our advances to the Conservancy are dependent on the timing of occurrence of certain events and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021. The obligation shown above is one-half of the total required obligation due to the other one-half of the obligation being funded by the TMV LLC and the Centennial LLC.

As discussed in “Note J – Retirement Plan” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report, we have long-term liabilities for employee retirement plans. The payments related to retirement plans are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute between $900,000 and $1,200,000 to the pension plan in 2009. During 2008, we made approximately $360,000 in pension plan contributions. The increase in contributions compared to prior years is due to a reduction in the fair market value of assets in the pension plan as of the December 31, 2008 actuarial valuation date and funding requirement changes related to the Pension Protection Act.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to certain bonds issued by the CFD:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—

Total other commercial commitments	$4,584	$4,584	$—	$—	$—

The standby letter of credit is related to the issuance of CFD bonds by TRPFFA. The standby letter of credit, requested by TRPFFA, is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit is for a two-year period and was renewed in 2009. It will continue to be renewed in two year intervals as necessary in TRPFFA’s sole discretion.

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

We are exposed to interest rate risk on our long term debt currently outstanding and on our line of credit, which as of June 30, 2009, has a balance of $5,800,000. The interest rate on our line-of-credit can be tied to the lending bank’s prime rate and would change when that rate changes, or tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $373,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At June 30, 2009, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $5,400,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in November 2009. The interest rate swap fixed rate is 4.33%. Changes in the value of the interest rate swap are reflected in the income statement of the joint venture.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At June 30, 2009

(In thousands)

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at 06/30/09
Assets:
Marketable securities	$9,095	$6,675	$8,988	$9,933	$5,332	$—	$40,023	$40,038
Weighted average interest rate	4.01%	3.38%	4.02%	4.32%	4.43%	0.00%	4.06%	—
Liabilities
Short-term debt	$5,800	—	—	—	—	—	$5,800	$5,800
Weighted average interest rate	2.23%	—	—	—	—	—	2.23%
Long-term debt	$15	$33	$35	$37	$40	$213	$373	$373
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2008

(In thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at 12/31/08
Assets:
Marketable securities	$16,860	$6,561	$10,388	$9,733	$9,851	$—	$53,393	$52,007
Weighted average interest rate	3.97%	3.39%	4.64%	4.51%	4.46%	0.00%	4.22%	—
Liabilities
Short-term debt	$2,750	—	—	—	—	—	$2,750	$2,750
Weighted average interest rate	2.50%	—	—	—	—	—	2.50%
Long-term debt	$30	$33	$35	$37	$40	$213	$388	$388
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

In comparison to the prior year, our risk with regard to fluctuations in interest rates has decreased slightly due to a decline in outstanding balances of our marketable securities, and decreased slightly with regard to our short-term indebtedness as we temporarily fixed the rate on our line of credit. There was no change in interest rate risk related to our long-term indebtedness.

Commodity Price Exposure

As of June 30, 2009, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2009 and 2008 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at June 30, 2009, $964,000 is at risk to changing prices. Of the amount at risk to changing prices, $508,000 is attributable to almonds and $456,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2008 was $4,347,000. Of the December 31, 2008 amount at risk to changing prices, $2,145,000 is related to almonds and $2,202,000 is related to pistachios.

The price estimated for recording accounts receivable for almonds recorded at June 30, 2009 was $1. 32 per pound, as compared to $1.38 per pound at December 31, 2008. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $3,700. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $0.99 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.10 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $2,200. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30.

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

(a) The 2008 Annual Meeting of shareholders was held on May 12, 2009.

(b) The following Class I directors were elected at the 2009 Annual Meeting:

Geoffrey L. Stack

Michael H. Winer

In addition to the directors elected at the 2009 Annual Meeting, the following directors’ terms of office continued after the meeting:

Barbara Grimm-Marshall

John L. Goolsby

Robert A. Stine

George G.C. Parker

Norman Metcalfe

(c) During the 2009 Annual Meeting, an election of directors was submitted to a vote of the shareholders. Each of the persons named in the Proxy Statement as a nominee was elected. The following are the voting results for each director nominee:

Election of Directors	Votes For	Votes Withheld	Broker Non-Votes
Geoffrey L. Stack	15,252,458	318,495	1,429,644
Michael H. Winer	15,536,573	34,380	1,429,644

(d) The shareholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors.

Item 5.	Other Information

As reported in this filing and prior filings, a subsidiary of the Company has a 50% ownership interest in Centennial Founders, LLC an unconsolidated joint venture. The other members of this joint venture are Standard Pacific Corp., Standard Pacific Investment Corp (combined “Standard Pacific”), Lewis Investment Company, LLC (“Lewis”), and Pardee Homes (“Pardee”). We have stated in our filings that the last two to three years have been extremely difficult for our partners in this joint venture as they have seen their businesses decline and their internal financing has become much more difficult to obtain. We have also noted in our filings that if the real estate sector continues to be impacted by the economy it could become necessary for one or all of our current partners to leave the joint venture due to difficulty in meeting obligations related to future required capital contributions. If this were to happen the joint venture operating agreement only provides for an exiting member to withdraw from the joint venture leaving its capital contributions in the venture as subordinated debt.

Based on discussions with our partners regarding the impact the current economic environment is having on them and their desire to maintain a significant role in the development of the Centennial community, the parties agreed to amend the current joint venture operating agreement. On August 10, 2009 (“Execution Date”) the Company, Standard Pacific, Lewis, and Pardee finalized a Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC (the “Agreement”). The Agreement does not change the purpose of Centennial Founders, LLC, which is to obtain all necessary governmental approvals and to develop the Centennial community. Centennial is planned as a “new town” encompassing approximately 11,700 acres of land within Los Angeles County. Upon completion of Centennial, it is contemplated that the community will incorporate business districts, schools, retail and entertainment centers, medical facilities, and other commercial office and light industrial businesses.

The following is a summary of the major changes reflected in the Agreement and does not purport to be a complete summary of the modifications or the document. The key amendments to the Agreement are as follows:

•

The definition of “Entitlement Stage” has been amended to include a “Remaining Entitlement Period” and a “Pre-Development Period”. The Remaining Entitlement Period runs from the effective date of the Agreement to the date entitlements are obtained. The Pre-Development Period commences once entitlements have been obtained and runs until the “Development Stage” begins, allowing for the flexibility to hold the land for a period of time before commencing development to account for then-prevailing market conditions. The Remaining Entitlement Period and Pre-Development Period also delineate the timing of capital contributions during the Entitlement Stage, which timing impacts the priority of return of such capital contributions, as described below.

•

Members of the Company have the opportunity to elect to become “non-funding members” not obligated to make capital contributions during the Remaining Entitlement Period or the Pre-Development Period. Any non-funding member may elect to rescind this election during the Remaining Entitlement Period or Pre-Development Period. However, once a member rescinds such election, it must fund its share of going forward capital calls and may not thereafter elect non-funding status. At the beginning of the Development Stage each member automatically becomes a funding member again, and is required to contribute its then-percentage share of all going forward capital calls, unless such member withdraws from the Company.

•

Members who elect non-funding status will not be in default as a result of not contributing capital to the Company in response to a capital call. However, they, as well as any defaulting funding member, will suffer a dilution of their ownership percentages when another member contributes capital in their stead during the Remaining Entitlement Period and Pre-Development Period. The ownership percentage dilution calculation reduces the non-funding member’s percentage interest by a 2 to 1 ratio with respect to the amount of capital contributed on such member’s behalf. The contributing member’s ownership percentage interest is correspondingly increased.

•

Members, other than Tejon, are no longer permitted to withdraw any time during the Entitlement Stage but instead may only withdraw during the Pre-Development Period but prior to commencement of the Development Stage. They cannot withdraw once the Development Stage begins.

•

Three new levels of cash distributions have been added to the cash distribution schedule, taking priority over the return of any capital already contributed to the Company as of the date of the Agreement. These levels of distributions return Remaining Entitlement Period contributions first, then Pre-Development Period contributions, and then Development Stage contributions, subordinating all other capital contributions made prior to the date of the Agreement.

•

Remaining Entitlement Period and Pre-Development Period contributions made by a contributing member on behalf of any non-funding member earn a preferred return at a rate of six percent (6%) per annum, compounded annually, and are distributed from cash otherwise distributable to the non-funding member.

•

For any period that a member is a non-funding member, its voting interest shall only be advisory in nature and shall not be counted in determining the approval of the Executive Committee. Further, control of most decisions of the Executive Committee has been modified such that any member holding more than fifty percent (50%) of the ownership interests in the Company will have sole decision-making authority.

•

Members other than Tejon in the original operating agreement were allocated a percentage of the lots for sale to home builders. In the Agreement a non-funding member’s allocation of those lots will be permanently reduced by the cumulative percentage reduction in that member’s ownership interest (up to a maximum of 50%) as the result of any dilution of its ownership percentage, described above.

As of the Execution Date Standard Pacific, Lewis, and Pardee have elected to become “Non-Funding Members.” Based on a capital contribution made just prior to the Execution Date, Tejon now has a controlling interest in Centennial Founders, LLC. The percentage ownership interests of the members as of the Effective Date are Tejon 52.38%, Standard Pacific 15.87%, Lewis 15.87%, and Pardee 15.88%. See Exhibit 10.25 to this Form 10-Q for the Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC.

Item 6.	Exhibits

Exhibits –

Page Number

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 12

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

*10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

*10.7	Severance Agreement	FN 5

*10.8	Director Compensation Plan	FN 5

*10.9	Amended and Restated Non-Employee Director Stock Incentive Plan	FN 15

*10.10	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 15

*10.11	Amended and Restated 1998 Stock Incentive Plan	FN 5

*10.12	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

*10.13	Employment Contract - Robert A. Stine	FN 5

*10.14	Amendment to 1998 Stock Incentive Plan	FN 6

10.15	Lease Agreement with Calpine Corp.	FN 7

10.16	Tejon/DP Partners Operating Agreement	FN 7

10.17	Centennial Founders LLC Agreement	FN 8

10.18	Form of Securities Purchase Agreement	FN 9

10.19	Form of Registration Rights Agreement	FN 10

*10.20	2004 Stock Incentive Program	FN 11

*10.21	Form of Restricted Stock Agreement	FN 11

*10.21	Form of Restricted Stock Unit Agreement	FN 11

10.23	Tejon Mountain Village LLC Operating Agreement	FN 13

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 14

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management plan, compensatory plan or arrangement

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

FN 15	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

FN 16	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 10, 2009	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief
Financial Officer