Form 10-Q
period 2009-09-30
TEJON RANCH CO
filed 2009-11-05
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of the Company’s outstanding shares of Common Stock on November 5, 2009 was 17,018,486.

TEJON RANCH CO. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenues:
Real estate - commercial/industrial	$4,046	$8,046	$11,244	$21,358
Real estate - resort/residential	194	—	194	—
Farming	6,010	6,436	6,985	8,391

Total revenues	10,250	14,482	18,423	29,749
Costs and Expenses:
Real estate - commercial/industrial	3,031	2,823	9,263	10,535
Real estate - resort/residential	1,526	1,458	3,457	3,228
Farming	4,982	4,794	6,639	6,919
Corporate expenses	1,963	1,060	6,028	6,394

Total expenses	11,502	10,135	25,387	27,076

Operating income (loss)	(1,252)	4,347	(6,964)	2,673
Other Income (Expense):
Investment income	325	358	1,235	1,534
Interest expense	—	—	(70)	(70)
Other income (expense)	15	83	34	331

Total other income	340	441	1,199	1,795
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	(912)	4,788	(5,765)	4,468
Equity in earnings of unconsolidated joint ventures, net	386	834	478	1,522
Non-controlling interest	50	—	50	—

Operating income (loss) before income tax expense (benefit)	(476)	5,622	(5,237)	5,990
Income tax expense (benefit)	(188)	1,738	(2,122)	1,855

Net income (loss)	$(288)	$3,884	$(3,115)	$4,135

Net income (loss) per share, basic	$(0.02)	$0.23	$(0.18)	$0.24

Net income (loss) per share, diluted	$(0.02)	$0.22	$(0.18)	$0.24

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,063	$3,032
Marketable securities - available-for-sale	35,405	52,007
Accounts receivable	6,343	8,281
Inventories	4,544	2,007
Prepaid expenses and other current assets	5,385	4,525
Current deferred tax assets	271	1,138

Total current assets	54,011	70,990
Property and equipment - net	124,745	65,255
Investments in unconsolidated joint ventures	31,560	32,333
Long-term water assets	17,045	13,345
Long-term deferred tax assets	5,676	4,235
Other assets	1,849	914

TOTAL ASSETS	$234,886	$187,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,478	$2,824
Other accrued liabilities	798	659
Deferred income	821	760
Short-term line of credit	7,050	2,750
Current portion of long-term debt	32	30

Total current liabilities	12,179	7,023
Long-term debt, less current portion	333	358
Long-term deferred gains	2,258	1,688
Other liabilities	3,625	3,174
Pension liability	1,523	1,523

Total liabilities	19,918	13,766
Commitments and contingencies
Stockholders’ Equity:
Common stock	8,503	8,493
Additional paid-in capital	126,812	123,193
Accumulated other comprehensive loss	(1,809)	(2,797)
Non-controlling interest	40,160	—
Retained earnings	41,302	44,417

Total stockholders’ equity	214,968	173,306

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,886	$187,072

Balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(3,115)	$4,135
Items not affecting cash:
Depreciation and amortization	2,080	1,948
Equity in earnings of unconsolidated joint ventures, net	(478)	(1,522)
Non-cash retirement plan expense	675	654
Deferred compensation - stock grants/options	3,432	2,786
Deferred income taxes	(1,229)	365
Gain from the sale of real estate	—	(5,436)
Non-cash straight line income (loss)	114	(189)
Other-than-temporary loss on fair market value of investment	113	304
Loss on sale of marketable securities	—	229
Non-controlling interest	(50)	—
Excess tax benefit from stock-based compensation	—	(244)
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(3,513)	361
Current liabilities, net	329	966

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,642)	4,357
INVESTING ACTIVITIES
Maturities and sales of marketable securities	31,892	32,462
Funds invested in marketable securities	(13,639)	(22,995)
Property and equipment expenditures	(16,492)	(17,603)
Proceeds from sale of real estate	—	6,589
Investment in long-term water assets	(3,869)	(11,176)
Investment in unconsolidated joint ventures	(4,720)	(3,829)
Distribution from unconsolidated joint venture	1,866	55
Reimbursement proceeds from community facilities district	1,474	—
Other	(1,161)	(265)

NET CASH (USED IN) INVESTING ACTIVITIES	(4,649)	(16,762)
FINANCING ACTIVITIES
Borrowings of short-term debt	11,300	7,750
Repayments of short-term debt	(7,000)	(5,000)
Repayments of long-term debt	(23)	(21)
Excess tax benefit from stock-based compensation	—	244
Proceeds from exercise of stock options	197	1,226

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,474	4,199
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,817)	(8,206)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,880	9,454

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,063	$1,248

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Non-controlling interest	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2008	16,899,982	$8,450	$118,370	$—	$(2,071)	$40,305	$165,054
Net income	—	—	—	—	—	4,112	4,112
Changes in unrealized losses on available-for-sale securities, net of taxes of $506	—	—	—	—	(765)	—	(765)
Benefit plan adjustment net of taxes $77	—	—	—	—	(154)	—	(154)
SERP liability adjustment, net of taxes of $109	—	—	—	—	165	—	165
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $37	—	—	—	—	28	—	28

Comprehensive income							3,386

Exercise of stock options and related tax benefit of $227	56,064	28	1,425	—	—	—	1,453
Restricted stock issuance	30,724	15	(15)	—	—	—	—
Stock compensation	—	—	3,413	—	—	—	3,413

Balance at December 31, 2008	16,986,770	8,493	123,193	—	(2,797)	44,417	173,306
Net loss	—	—	—	—	—	(3,115)	(3,115)
Changes in unrealized gains on available-for-sale securities, net of taxes of $766	—	—	—	—	1,155	—	1,155
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $112	—	—	—	—	(167)	—	(167)

Comprehensive loss							(2,127)

Exercise of stock options with no related tax benefit	9,577	5	192	—	—	—	197
Restricted stock issuance	10,789	5	(5)	—	—	—	—
Stock compensation	—	—	3,432	—	—	—	3,432
Non-controlling interest	—	—	—	40,160	—	—	40,160

Balance at September 30, 2009	17,007,136	$8,503	$126,812	$40,160	$(1,809)	$41,302	$214,968

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2009

NOTE A – BASIS OF PRESENTATION

The summarized information of Tejon Ranch Co. and its subsidiaries, (collectively, the Company), furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Certain amounts in the statement of cash flows for the nine months ended September 30, 2008 have been reclassified to conform to current period presentation. The reclassification is necessary to reclassify water assets from inventory to long-term assets and to bifurcate deferred tax assets between current and non-current.

The period ending September 30, 2009 includes the consolidation of Centennial Founders LLC’s statement of operations, condensed balance sheet, and statement of cash flows for the three months ended September 30, 2009 due to a change in the joint venture operating agreement that resulted in the Company having control of that joint venture. In prior periods the results of operations of Centennial Founders LLC, were included as equity in the Company’s earnings of unconsolidated joint ventures. The Company’s balance sheet and statement of stockholders’ equity are presented on a consolidated basis including the consolidation of Centennial Founders LLC. Please refer to Part II, Other Information, Item 5, “Other Information” of the June 30, 2009 Form 10-Q, for additional information regarding Centennial Founders LLC.

This consolidation of Centennial Founders LLC resulted in increases to the following balance sheet accounts with no corresponding impact to the Company’s cash (In thousands):

Property, plant and equipment	$49,266
Accounts payable	$545
Accrued liabilities	$21
Non-controlling interests	$37,760

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

We adopted Accounting Standard Codification, or ASC, 855 “Subsequent Events” effective beginning the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to November 9, 2009, the date of filing of our Form 10-Q with the Securities and Exchange Commission.

Please refer to Part II, Other Information, Item 5, “Other information”, for disclosure related to a subsequent event that occurred on October 5, 2009.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and vesting of stock grants per U.S. generally accepted accounting principles, or GAAP.

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Weighted average number of shares outstanding:
Common stock	17,007,044	16,959,133	17,005,143	16,929,870
Commons stock equivalents - stock options, grants	475,764	597,359	459,223	666,865

Diluted shares outstanding	17,482,808	17,556,492	17,464,366	17,596,735

For the three and nine months ended September 30, 2009, diluted net loss per share is based on the weighted average number of shares of common stock outstanding because of the antidilutive impact of common stock equivalents.

NOTE C – MARKETABLE SECURITIES

The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. The following is a summary of available-for-sale securities at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(In thousands)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months	$2,882	$2,861	$—	$—
with unrecognized gains	545	546	—	—

Total Certificates of deposit	3,427	3,407	—	—
Agency notes
with unrecognized losses for less than 12 months	19	11	—	—
with unrecognized losses for 12 months or more	1,448	1,445	541	528
with unrecognized gains	12,799	13,008	20,650	21,013

Total Agency notes	14,266	14,464	21,191	21,541
Corporate notes
with unrecognized losses for less than 12 months	214	197	14,857	13,793
with unrecognized losses for 12 months or more	1,759	1,688	10,601	9,941
with unrecognized gains	12,837	13,258	3,442	3,492

Total Corporate notes	14,810	15,143	28,900	27,226
Municipal notes
with unrecognized losses for less than 12 months	128	127	2,869	2,805
with unrecognized losses for 12 months or more	669	568	—	—
with unrecognized gains	1,570	1,696	433	435

Total Municipal notes	2,367	2,391	3,302	3,240

	$34,870	$35,405	$53,393	$52,007

In June 2009, we adopted FASB Staff Position (FSP) 115-2 which amended the recognition requirements for other-than-temporary impairment for debt securities. We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income.

At September 30, 2009, the fair market value of investment securities exceeded the cost basis by $535,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

For the nine months ended September 30, 2009, we recognized $113,000 of impairment loss in our statement of operations. These impaired securities were subsequently sold.

As of September 30, 2009, the adjustment to accumulated other comprehensive income (loss) in consolidated stockholders’ equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $1,155,000, which is net of taxes of $766,000.

As of September 30, 2009, the Company’s gross unrealized holding gains equal $757,000 and gross unrealized holding losses equal $222,000. On September 30, 2009, the average maturity of certificates of deposits was 2.1 years, the average maturity of U.S. Treasury and agency securities was 2 years, the average maturity of corporate notes was 2.2 years and the average maturity of municipal notes was 1.3 years. Currently, the Company has no securities with a remaining term to maturity of greater than four years.

The following tables summarize the maturities, at par, of marketable securities by year:

(In thousands)
At September 30, 2009	2009	2010	2011	2012	2013	Total
Certificate of deposit	$348	$—	$1,736	$1,266	$—	$3,350
Agency notes	1,885	4,625	1,645	5,220	808	14,183

Corporate notes	2,167	1,781	3,979	3,534	3,536	14,997

Municipal notes	—	255	940	650	500	2,345

	$4,400	$6,661	$8,300	$10,670	$4,844	$34,875

(In thousands)
At December 31, 2008	2009	2010	2011	2012	2013	Total
Agency notes	$6,535	$4,625	$4,510	$1,914	$3,502	$21,086
Corporate notes	9,922	1,781	5,108	6,844	5,316	28,971

Municipal notes	375	100	815	1,115	890	3,295

	$16,832	$6,506	$10,433	$9,873	$9,708	$53,352

All of our securities are valued using level one indicators. Level one indicators are quoted market prices for the same or equivalent securities. The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, a joint powers authority formed by Kern County and the Tejon-Castac Water District, formed a Community Facilities District, or CFD, that has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex, or TIC development. Proceeds from the sale of CFD bonds are used to reimburse the Company for public infrastructure related to the TIC development. There were $1,474,000 of reimbursements during the first nine months of 2009, and no reimbursements during the first nine months of 2008. During 2008, the Company paid approximately $748,000 in special taxes related to the CFD. As development continues to occur at TIC, new owners of land and new lease tenants, through triple net leases, will begin to replace the Company as a payer of the assessed special tax. As this occurs, the Company’s special tax obligation will be reduced. It is expected that the Company will have special tax payments in 2009 of approximately $687,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As and if development and values increase around TIC, the Company may be able to have approximately 1,400 acres released from the CFD lien.

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

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in unconsolidated joint ventures. The Company accounts for its investments in these unconsolidated joint ventures using the equity method of accounting unless the joint venture meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at September 30, 2009 is $31,560,000. The Company’s equity in the net earnings of its unconsolidated joint ventures is $478,000 for the nine months ended September 30, 2009. The joint ventures which have not been consolidated as of September 30, 2009 are not considered variable interest entities nor does the Company control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, or TA/Petro, is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned venture which owns and operates a travel plaza/commercial highway operation in TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At September 30, 2009, the Company had an equity investment balance of $10,030,000 in this joint venture.

•

Tejon Dermody Industrial LLC – Tejon Dermody Industrial LLC was an unconsolidated joint venture between the Company and DP Properties for the development and ownership of a 652,000-square foot industrial building in TIC, in which the Company owned a 50% interest. In January 2009, the Company received the final distribution of $9,000 from this venture at which time the LLC was dissolved.

•

Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. Currently there is a 606,000 square foot building completed in the Five West Parcel LLC. These joint ventures are part of an agreement for the development of up to 500 acres of land in Tejon Industrial Complex including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. The second of these ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company and a cash contribution of $1,857,000 by Rockefeller. These contributions were followed by a cash distribution of equity of $1,857,000 to the Company. As of September 30, 2009, the combined equity investment balance in these joint ventures is $5,087,000.

•

Tejon Mountain Village LLC – Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At September 30, 2009, the Company’s equity investment balance in this joint venture was $16,443,000.

•

Centennial Founders, LLC – Centennial Founders, LLC is a joint venture in which the Company had a 50% ownership interest until June 30, 2009 when a change in the joint venture operating agreement resulted in the Company having control of that joint venture. This is a venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County.

Over the last three years our partners have seen their businesses decline and their internal financing has become much more difficult. The continued negative impact to the real estate sector from the economy and the lack of availability of new capital led to discussions during the second quarter of 2009 with our joint venture partners. These discussions led to the creation of an amended joint venture operating agreement. On August 7, 2009, the Company, along with the other members in the Centennial joint venture, executed a new Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC. Please refer to our current report on Form 10-Q for the period ended June 30, 2009 for a summary of the changes to the Centennial joint venture operating agreement.

Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a variable interest entity beginning in the third quarter of 2009 and has been consolidated into our financial statements beginning this quarter. Our partners retained a non-controlling interest in the joint venture.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the nine months ended September 30, 2009 and 2008 is as follows:

Statement of Operations

for the Nine months ending September 30, 2009

(In thousands)	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West LLC	Centennial Founders through June 30	Total
Net sales	$36,493	$19	$—	$—	$107	$36,619

Net income (loss)	$2,023	$(1,294)	$(53)	$—	$(242)	$434

Partner’s share of net income (loss)	809	(647)	(27)	—	(121)	14

Equity in earnings (losses) of unconsolidated joint venture	$1,214	$(647)	$(26)	$—	$(63)	$478

	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West LLC	Total
Balance Sheet Information as of September 30, 2009
Current assets	$16,495	$1,247	$559	$1	$18,302
Property and equipment, net	41,100	17,461	64,114	3,739	126,414
Other assets	257	—	—	—	257
Long-term debt	(18,679)	(10,629)	—	—	(29,308)
Other liabilities	(1,331)	(111)	(1,562)	(26)	(3,030)

Net assets	$37,842	$7,968	$63,111	$3,714	$112,635

Statement of Operations

for the Nine months ending September 30, 2008

(In thousands)	Petro Travel Plaza	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Centennial Founders	Total
Net sales	$60,776	$2	$1,232	$—	$623	$62,633

Net income (loss)	$2,492	$(3)	$330	$(53)	$(221)	$2,545

Partner’s share of net income (loss)	997	(2)	165	(26)	(111)	1,023

Equity in earnings (losses) of unconsolidated joint venture	$1,495	$(1)	$165	$(27)	$(110)	$1,522

	Petro Travel Plaza	Tejon Dermody Industrial	Five West Parcel	Tejon Mountain Village	Centennial Founders	Total
Balance Sheet Information as of September 30, 2008
Current assets	$10,343	$18	$1,794	$483	$2,966	$15,604
Property and equipment, net	18,968	—	18,404	54,180	42,030	133,582
Other assets	26	—	—	—	1	27
Long-term debt	(9,845)	—	(10,391)	—	—	(20,236)
Other liabilities	(2,591)	—	(231)	(1,171)	(52)	(4,045)

Net assets	$16,901	$18	$9,576	$53,492	$44,945	$124,932

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – LONG-TERM WATER ASSETS

Long-term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at an acquisition cost of $2,126,000 which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This cost also includes the right to receive delivery of an additional 2,362 acre feet of water in the future from the Antelope Valley East Kern Water Agency as needed. An additional 14,786 acre feet of transferable water is owned by the Company. The Company holds long-term water contracts with the Tulare Lake Basin Water Storage District to supply water through 2035. These contracts are being amortized using the straight line method over that period. Water assets consist of the following at September 30, 2009 and December 31, 2008:

($ in thousands)	September 30, 2009	December 31, 2008
Banked water and water for future delivery	$2,126	$2,126
Transferred water	8,985	5,115
Water contracts Tulare Lake Basin Water Storage District (net)	5,934	6,104

	$17,045	$13,345

NOTE G – INTEREST RATE RISK MANAGEMENT

At September 30, 2009, the Company had no outstanding interest rate swap agreements. However, TA/Petro, a joint venture of the Company, has an interest rate swap agreement with respect to $20,000,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%.

TA/Petro accounts for the interest rate swap agreement as a cash flow hedge in accordance with FASB ASC 815, “Derivatives Hedging.” The Company records its pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income (loss). As of September 30, 2009, the Company’s portion of the fair value of the interest rate swap was a loss of $279,000. The estimated fair value of the swap was determined by using level one indicators, which are market price quotes as of September 30, 2009. The quotes are received from the joint venture’s bank, Wells Fargo, N.A.

NOTE H – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of common stock. At the 2008 Annual Meeting, the shareholders of the Company approved an amendment to the 1998 Plan to increase the number of shares in the 1998 Plan from 1,600,000 to 2,350,000. Since the adoption of the 1998 Plan through September 30, 2009, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 674,934 have been exercised or forfeited, leaving 454,358 granted options outstanding at September 30, 2009. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted to date under the 1998 Plan are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through September 30, 2009, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 46,218 options have been exercised, leaving 37,300 granted options outstanding at September 30, 2009. Options granted under the NDSI Plan vest one year from the date of grant and have a ten year contractual term. All outstanding options granted under the NDSI Plan are currently vested.

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

Exercise prices for options outstanding as of September 30, 2009 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately two years.

The following is a summary of the Company’s stock option activity and related information for the nine-month period ended September 30, 2009, and the year ended December 31, 2008:

	Nine Months Ended September 30,2009		Year-Ended December 31,2008
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	502,621	$24.52	558,685	$24.26
Granted	—	—	—	—
Exercised	(9,577)	(19.87)	(56,064)	(21.87)
Forfeited/Cancelled	(1,386)	(21.06)	—	—

Outstanding end of period	491,658	$24.62	502,621	$24.52

Options exercisable end of period	491,658	$24.62	502,621	$24.52

As of September 30, 2009, there was no unrecognized compensation cost related to stock options. No shares vested during the nine months ended September 30, 2009; therefore the fair value of shares vesting was zero. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 were $24,000 and $856,000, respectively. As of September 30, 2009, there were 491,658 options vested and exercisable with a weighted-average exercise price of $24.62, aggregate intrinsic value of $865,000, and weighted-average remaining contractual life of approximately two years.

There was no compensation cost related to stock option arrangements recognized in the statement of operations for the nine months ended September 30, 2009 or for the nine months ended September 30, 2008.

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

Total expense related to the 2004 Stock Incentive Plan for the nine months ending September 30, 2009 was $3,155,000. There was $2,505,000 of cost related to the 2004 Stock Incentive Plan for the first nine months of 2008.

Under the NDSI Plan, each director receives their annual compensation in stock. Under this plan, 34,995 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to director stock compensation during the nine months ended September 30, 2009 was $277,500. There was $281,000 of cost related to this plan for the first nine months of 2008.

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

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. At September 30, 2009, the investment mix was approximately 66% equity, 22% debt, and 12% money market funds. At December 31, 2008, the investment mix was approximately 67% equity, 31% debt and 2% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 6.0% and 3.0%, respectively, in 2009 and 2008. The expected long-term rate of return on plan assets is 7.5% in 2009 and 2008. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the nine months ended September 30, 2009 and 2008:

(In thousands)	2009	2008
Cost components:
Service cost-benefits earned during the period	$(165)	$(149)
Interest cost on projected benefit obligation	(207)	(153)
Expected return on plan assets	234	150
Net amortization and deferral	(87)	(81)

Total net periodic pension cost	$(225)	$(233)

NOTE K – INCOME TAXES

For the nine months ended September 30, 2009, the Company had net income tax benefit of $2,122,000 compared to a net income tax expense of $1,855,000 for the nine months ended September 30, 2008. These tax figures represent effective income tax rates of approximately 41% and 31%, respectively. The Company has certain permanent income tax deductions relating to oil and mineral depletion allowances that reduce its effective tax rate. Our depletion allowance has decreased during the first nine months of 2009 compared to the first nine months of 2008 due to a decrease in oil and gas revenues. As of September 30, 2009, our balance sheet reflects an income tax receivable of $1,344,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

The Company had no unrecognized tax benefits at January 1, 2009. The Company recognized $60,000 of interest expense during the nine months ended September 30, 2009. Tax years from 2005 to 2008 remain subject to examination by the Federal taxing authorities, and tax years 2005 to 2008 remain subject to examination by the California and Arizona State taxing authorities.

The Internal Revenue Service (IRS) is conducting an examination of the Company’s federal income tax returns for 2005, 2006 and 2007, and as of September 30, 2009, the IRS has proposed certain adjustments stemming from the timing of deductions taken for certain costs which the Company expensed when incurred and which the IRS contends should be capitalized and deducted in a later tax period. Management has evaluated the proposed adjustments and disagrees with the position taken by the IRS. However, the Company anticipates that it is reasonably possible that additional income tax payments, including interest, of approximately $561,000 could be made during 2010. The ultimate deductibility of these expenses is highly certain, but the timing of the deductions is in question. Because of the impact of deferred tax accounting, other than interest and penalties, disallowance of the immediate deduction for these items would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE L – SEGMENT REPORTING - COMMERCIAL/INDUSTRIAL REAL ESTATE

The revenue components of our commercial/industrial real estate segment for the nine months ending September 30 are as follows:

(In thousands)	2009	2008
Commercial lease revenue	$4,232	$4,520
Oil and mineral royalties	4,155	7,095
Grazing leases	795	849
All other land management ancillary services	2,062	2,305
Land sales	—	6,589

	$11,244	$21,358

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

FASB ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) was issued in September 2009. FASB ASU 2009-12 amends ASC 820, Fair Value Measurements and Disclosures, by providing additional guidance on measuring the fair value of certain alternative investments by permitting, as a practical expedient, entities to estimate the fair value of investments within its scope by using the net asset value (NAV) per share of the investment as of the reporting entities’ measurement dates. The amended guidance also requires additional disclosures to better enable users of financial statements to understand the nature and risks of the entity’s alternative investments. These additional disclosures are required for all investments within the scope of ASU 2009-12 regardless of whether the practical expedient is applied. The effective date for FASB ASU 2009-12 is for interim and annual periods ending after December 15, 2009. We have reviewed FASB ASU 2009-12 and do not expect that this pronouncement will have a material effect on our statement of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part II, Item 1A, “Risk Factors” of this report and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our business model is designed to create value through the entitlement and development of land for commercial/industrial, resort/residential and agricultural uses while at the same time protecting significant portions of our land for conservation purposes. We operate our business near one of the country’s largest population centers, Los Angeles County, which is expected to continue to grow well into the future.

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Commercial/industrial real estate development and services generates revenues from building, grazing and land lease activities, land and building sales, oil and mineral royalties and ancillary land management activities. Resort/residential land development includes consolidated income generated from our Centennial Founders LLC joint venture. This segment is actively involved in the land entitlement process and in conservation activities. Farming produces revenues from the sale of grapes, almonds, and pistachios.

For the first nine months of 2009 we had a net loss of $3,115,000, compared to net income of $4,135,000 for the first nine months of 2008. The decline in net income during the first nine months of 2009 compared to the same period in 2008 resulted primarily from decreases in farming and commercial/industrial real estate revenues and land sales.

Critical Accounting Policies

The preparation of our interim financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, stock compensation, and our defined benefit retirement plan. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10- K for the year ended December 31, 2008. Please refer to this filing for a description of our critical accounting policies.

Results of Operations

Total revenue from segment operations for the first nine months of 2009 was $18,423,000 compared to $29,749,000 for the first nine months of 2008, representing a decrease of $11,326,000, or 38%. Other income, including investment income, was $1,269,000 for the first nine months of 2009 compared to $1,865,000 for the same period of 2008, representing a decrease in other income of $596,000, or 32%. The decrease in revenue during the first nine months of 2009 is due to a decline in commercial/industrial real estate development and services revenues of $10,114,000, or 47% and a decline in farming revenues of $1,406,000, or 17%. The decline in commercial/industrial real estate revenue was primarily due to the absence of any land sales in the first nine months of 2009 compared to the first nine months of 2008 which included $6,589,000 of land sales. Oil and mineral revenues decreased $2,941,000 for the first nine months of 2009 compared to the same period in the prior year. This decline is due to a decrease in our oil royalties which are tied directly to the market price for oil which has declined dramatically since the third quarter of 2008. Oil production for the nine months ended September 30, 2009 has increased marginally compared to production for the same period in 2008. Revenues from our power plant lease have also decreased $321,000 in 2009 as a result of decreased percentage rents because of reduced electricity rates. Farming revenues decreased $1,406,000 in the first nine months of 2009 compared to the same period in 2008 primarily because fewer prior-year crop almonds were available for sale. During the first nine months of 2009, the sale of prior-year crop almonds accounted for $1,316,000 of farming revenue compared to $2,095,000 of farming revenue during the first nine months of 2008. During the first nine months of 2009, a reduction in pistachio revenue of $181,000 and a reduction in grape revenues of $141,000 compared to the same period in 2008 also contributed to this decline in farming revenue. Pistachio and grape revenues declined during the nine months ended September 30, 2009 due to the timing of completion of harvest as compared to the same period of 2008. Investment income fell during the first nine months of 2009 compared to the same period in 2008 due to a decline in funds invested which resulted in lower investment income. This decrease was partially offset by the absence of a loss on the sale of securities which occurred in 2008.

Net loss for the first nine months of 2009 was $3,115,000, or $0.18 per share, compared to net income of $4,135,000 or $0.24 per share for the same period in 2008. The decline in earnings for the first nine months of 2009 is attributable to the decreased revenues described above, which were partially offset by decreased operating expenses in our commercial/industrial and farming segments and our corporate operations. Expenses within our commercial/industrial segment decreased $1,272,000 or 12% during the first nine months of 2009 compared to the same period in 2008. The largest decrease in expenses in the commercial/industrial segment was the absence of direct cost of sales of $1,152,000 related to our land sale transactions that occurred in 2008. Other factors contributing to the decline in the commercial/industrial segment during the first nine months of 2009 were reduced professional service costs due to the lack of sales transactions, reduced fuel and maintenance costs and reduced discretionary marketing costs. These declines were partially offset by increased water and compensation costs during the first nine months of 2009. Within our resort/residential real estate segment, expenses increased $229,000, or 7%, during the first nine months of 2009 compared to the same period in 2008 due primarily to the inclusion, through consolidation, of $299,000 of expenses of our Centennial Founders LLC joint venture. Farming expenses declined $280,000, or 4%, during the first nine months of 2009, compared to the same period in 2008 due to a decrease of $468,000 in cost of sales for prior year crop almonds and a decline in fuel prices. These declines were partially offset by increased water costs of $190,000. Corporate general and administrative costs decreased $366,000 during the first nine months of 2009 compared to the same period in 2008 due to decreases in compensation costs related to incentive compensation and a $137,000 decrease in professional fees due to the timing of incurrence of these costs. Partially offsetting these decreases was an increase in the amortization of long term water contracts.

Total revenues for the third quarter of 2009, including investment and other income, were $10,590,000, compared to $14,923,000 for the third quarter of 2008. This decrease of $4,333,000, or 29%, in total revenues is primarily attributable to the decline in commercial/industrial segment revenues of $4,000,000 in the third quarter of 2009 compared to the third quarter of 2008. The decline is primarily attributable to the absence of land sale transactions during the third quarter of 2009 and a reduction in oil and mineral revenues during this period of $1,528,000 compared to the same period in 2008 due to lower commodity prices. Farming revenues decreased $426,000 as a result of the sale of fewer 2009 crop year almonds in the third quarter of 2009 as compared to the third quarter of 2008. Corporate income decreased $101,000 during the third quarter of 2009 compared to the third quarter of 2008 due primarily to the absence of $75,000 of water sales that occurred in the third quarter of 2008.

Net loss for the third quarter of 2009 was $288,000, or $0.02 per share, compared to net income of $3,884,000, or $0.22 per share, diluted, for the same period of 2008. This decline in earnings results from the decrease in revenues described above and increased expenses during the quarter, primarily in our corporate operating group. Corporate expenses increased $903,000 in the third quarter of 2009 compared to the third quarter of 2008, with such increase primarily attributable to compensation cost increases of $929,000. In comparison to 2009, compensation costs in the third quarter of 2008 were reduced significantly as a result of the reversal of previously accrued incentive stock compensation costs totaling $1,326,000 due to related milestone targets not being achieved. Expenses for the commercial/industrial real estate development and services segment increased $208,000 in the third quarter of 2009 compared to the same quarter in 2008. This increase in expense was driven by compensation cost increases of $358,000 and increased commercial water costs of $205,000. Partially offsetting these increases were declines in professional service costs and cost of sales related to land sales that occurred in 2008. Other operating costs including fuel, maintenance and repairs and materials and supplies also decreased as efforts were made to reduce those types of expense. Resort/residential expenses increased $68,000 in the third quarter of 2009 compared to the third quarter of 2008 primarily due to the consolidation of expenses of Centennial Founders LLC for the third quarter of 2009. The increase was largely offset by reductions in public outreach campaigns. Farming segment costs increased $188,000 during the third quarter of 2009 as compared to 2008 due to increases in compensation costs, water costs and cost of sales.

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

During the remainder of 2009, we anticipate that our commercial/industrial and resort/residential real estate segments will incur costs, net of amounts capitalized, related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue with our real estate activities and pursue development opportunities. The actual timing and completion of entitlement and development is difficult to predict due to the uncertainties of the approval process and market factors. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings. However, in light of the current economic climate, we are taking steps to contain costs within our operations through staff reductions and reduction of other expenditures where possible.

On October 5, 2009 Tejon Mountain Village, or TMV, development received unanimous entitlement approval from the Kern County Board of Supervisors. This approval allows the Company to proceed with its proposed development of TMV as a premier resort community. This approval also began a thirty day period in which opponents of the project may file suit against Kern County under the California Environmental Quality Act (CEQA). Projects of this size and importance to the community are frequently the target of such suits, and the Company anticipates that it is likely such a suit will be filed. It is not possible to anticipate the length of time or the financial cost that would be required to defend against a CEQA suit, if one is filed. The Company does not plan to begin development of TMV until the period for filing a CEQA suit has passed, and will only do so then if market conditions justify the commencement of development. We do not anticipate commencing development of TMV before the end of 2009.

Much of the cost incurred within our resort/residential segment during the remainder of 2009 will be focused on continued implementation of the Conservation and Land Use Agreement that was signed in 2008 with five of the major environmental resource organizations on a ranch-wide conservation and land use plan and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial and reacting to any legal challenges against TMV.

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

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. We have recently completed our 2009 almond harvest and we estimate that our 2009 almond crop production will be comparable to that of 2008. We are still holding approximately 95,000 pounds of 2008 almonds in inventory. Almond prices have fallen since the end of 2008 due to a slower rate of growth in demand, however we are seeing renewed strength in prices in recent weeks. The market value of our remaining 2008 almond inventory exceeds the carrying value of that inventory. Pistachio production in 2009 has marginally exceeded the 2008 production, but due to the large number of shells that did not form fruit, the production for this “on-cycle” year did not meet anticipated levels. Additionally, new acreage of producing pistachios is coming online in California which will result in larger crops for the next several years. The increased yields have had a negative impact on current year prices of pistachios when compared to those received in 2008. Our long-term projection is that crop production, especially for almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that underlying demand for product has remained strong both in the United States and in our export markets although the rate of growth has slowed in 2009 due to economic factors. However, improved global production and any significant increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and under the heading, “Risk Factors” under Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, please refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

Income Taxes

Income tax benefit totaled $2,122,000 for the first nine months of 2009. This is compared to $1,855,000 of income tax expense for the same period of 2008. These represent effective income tax rates of approximately 41% in 2009 and 31% in 2008. The substantial change in the Company’s effective tax rate when compared to 2008 is due to the permanent tax differences resulting from the Company’s oil and mineral tax depletion deductions that reduce the effective tax rate incurred by the Company. The depletion deduction has decreased during 2009 due to the decline in oil and mineral revenues. The Company is currently undergoing an Internal Revenue Service examination for the 2005, 2006 and 2007 tax years. For further discussion of this examination, please refer to “Note K – Income Taxes” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $37,468,000 at September 30, 2009, a decrease of $17,571,000, or 32% from the corresponding amount at the end of 2008. Cash, cash equivalents and marketable securities decreased during the first nine months of 2009 compared to the first nine months of 2008 due to investments in water assets, continuing investments in our real-estate projects and investments in our joint ventures.

The following table shows our cash flow activities for the nine months ended September 30:

(In thousands)	2009	2008
Operating activities	$(1,642)	$4,357
Investing activities	$(4,649)	$(16,762)
Financing activities	$4,474	$4,199

During the first nine months of 2009, our operations used $1,642,000 of cash as a result of the net loss for the year, increases in farming receivables and an increase in current year income taxes receivable. These outflows were partially offset by non-cash operating expenses of $6,187,000. During the first nine months of 2008, the $4,357,000 net cash provided by operations resulted from our net income for the period.

During the first nine months of 2009, we used $4,649,000 of cash for investing, primarily reflecting capital investments of $16,492,000 of which $14,160,000 was spent on real estate project infrastructure, $1,033,000 was invested in agricultural crop development, and the remaining investment was in equipment. We also purchased water for $3,869,000, and invested $7,170,000 in our joint ventures. Of the $7,170,000 invested in our joint ventures, $2,450,000 was invested in Centennial Founders LLC subsequent to its June 30, 2009 consolidation, therefore the amount shown for investment in joint ventures in our statement of cash flows is presented net of this amount. These cash outflows were partially offset by net cash of $18,253,000 provided from maturing and sold marketable securities and reimbursement of $1,474,000 of funds from the CFD. Cash used in investing activities during the first nine months of 2008 was $16,762,000, primarily reflecting capital investments in our real estate projects of $9,786,000, a land purchase, and the purchase of $11,176,000 of long-term water assets. These cash outflows in the first nine months of 2008 were partially offset by sales and maturities of securities of $9,467,000 and proceeds from land sales of $6,589,000.

It is anticipated that throughout the remainder of 2009 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our capital investment requirements over the remainder of 2009 could total approximately $7,000,000. These amounts include contributions to our joint ventures, investments in infrastructure to complete phase one development within TIC-East, and entitlement activities in our real estate projects. Throughout the remainder of 2009 and into 2010, contributions to joint ventures are anticipated to increase as the entitlement process for Centennial begins final preparations for filing of documents for project approvals. In addition, based on our Centennial partners’ decision to become non-funding members of the partnership, as described in our June 30, 2009 Form 10-Q, Part II – Other Information, Item 5, “Other Information,” our contributions to that joint venture will increase as we become the sole funding member of the Centennial Founders LLC. During the first nine months of 2009, we have added to our water resources through the purchase of an additional 6,400 acre feet of water from a Kern County land owner. We view these water purchases as a long-term asset to be used to support ranch-wide development and agricultural activities. These water purchases also provide additional sources of water to help ensure that we have adequate water supplies to meet our needs as the State of California deals with the environmental challenges of moving water through the Sacramento Delta. Because the water purchased is not needed to meet our 2009 water needs, we will bank the water for future use or trade the water to other users with a return of the water in future years as needed.

During the first nine months of 2009, financing activities provided $4,474,000 in cash, primarily from net working capital borrowings on our line of credit. At September 30, 2009 we had an outstanding balance of $7,050,000 on our line of credit. The proceeds from the line of credit were primarily used to fund the purchase of water assets and to contribute to our joint ventures. As of November 4, 2009, the outstanding balance on the line of credit remains at $7,050,000. The interest rate on the line of credit for the first nine months of 2009 ranged from 1.875% to 2.5%. Cash provided by financing activities for the first nine months of 2008 totaled $4,199,000, primarily due to borrowing on our line of credit and proceeds from the exercise of stock options.

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

Capital Structure and Financial Condition

At September 30, 2009, total capitalization was $222,383,000, consisting of $7,415,000 of debt and $214,968,000 of equity, resulting in a debt-to-total-capitalization ratio of less than four percent, which is an increase of three percent compared to the debt-to-total-capitalization ratio at December 31, 2008.

We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2009, had an outstanding balance of $7,050,000. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2010. This note is unsecured. We are currently in compliance with all loan covenants relating to the line of credit. Our outstanding long-term debt, less current portion of $32,000, is $333,000 at September 30, 2009. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. Principal and interest on this note are payable monthly, with the principal portion of the monthly payment being approximately $2,600. This note has a maturity date of May 1, 2018.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described in “Note D—Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report), and the issuance of common stock. As noted above, at September 30, 2009 we have $37,468,000 in cash and securities and $22,950,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. We believe that we have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$365	$32	$71	$81	$181
Interest on fixed rate debt	118	24	40	30	24
Line of credit commitment fees	99	99	—	—	—
Tejon Ranch Conservancy	6,083	642	1,001	960	3,480
Cash contract commitments	4,598	4,598	—	—	—

Total contractual obligations	$11,263	$5,395	$1,112	$1,071	$3,685

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

Our financial obligations to the Tejon Ranch Conservancy, or Conservancy, are prescribed in the Conservation and Land Use Agreement executed in June 2008. Our advances to the Conservancy are dependent on the timing of occurrence of certain events and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021 directly and through capital contributions to joint ventures. The obligation shown above is sixty percent of the total required obligation due to the other forty percent of the obligation being funded by the TMV LLC. The sixty percent obligation includes the consolidation of the obligation of Centennial Founders LLC.

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

We are exposed to interest rate risk on our long term debt currently outstanding and on our line of credit, which as of September 30, 2009, has a balance of $7,050,000. The interest rate on our line-of-credit can be tied to the lending bank’s prime rate and would change when that rate changes, or tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $365,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At September 30, 2009, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $20,000,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012. The interest rate swap fixed rate is 6.05%.

The joint venture accounts for the interest rate swap agreement as a cash flow hedge in accordance with ASC 815, “Derivatives and Hedging.” The Company records it’s pro rata change in the fair market value of the interest rate swap in accumulated other comprehensive income (loss). As of September 30, 2009, the Company’s portion of the fair value of the interest rate swap was a loss of $279,000. The estimated fair value of the swap was determined by using level one indicators, which are market price quotes as of September 30, 2009. The quotes are received from the joint venture’s bank, Wells Fargo, N.A.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At September 30, 2009

(In thousands)

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at 09/30/09
Assets:
Marketable securities	$4,404	$6,652	$8,252	$10,680	$4,882	$—	$34,870	$35,405
Weighted average interest rate	3.78%	3.38%	3.69%	3.18%	4.39%	0.00%	3.59%	—
Liabilities
Short-term debt	$7,050	—	—	—	—	—	$7,050	$7,050
Weighted average interest rate	2.28%	—	—	—	—	—	2.28%
Long-term debt	$8	$33	$35	$37	$40	$212	$365	$365
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—

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

Commodity Price Exposure

As of September 30, 2009, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2009 and 2008 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at September 30, 2009, $3,768,000 is at risk to changing prices. Of the amount at risk to changing prices, $488,000 is attributable to almonds and $3,280,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2008 was $4,347,000. Of the December 31, 2008 amount at risk to changing prices, $2,145,000 is related to almonds and $2,202,000 is related to pistachios.

The price estimated for recording accounts receivable for almonds recorded at September 30, 2009 was $1.43 per pound, as compared to $1.38 per pound at December 31, 2008. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $4,800. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $0.99 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $1.77 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $18,500 The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30.

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

On October 5, 2009 the TMV development received unanimous entitlement approval from the Kern County Board of Supervisors. This approval allows the Company to proceed with its proposed development of TMV as a premier resort community. This approval also begins a thirty day period in which opponents of the project may file suit against the County under CEQA.

Item 6.	Exhibits

Exhibits –

Page Number

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 12

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

*10.6	Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

*10.7	Severance Agreement	FN 5

*10.8	Director Compensation Plan	FN 5

*10.9	Amended and Restated Non-Employee Director Stock Incentive Plan	FN 15

*10.10	Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 15

*10.11	Amended and Restated 1998 Stock Incentive Plan	FN 5

*10.12	Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

*10.13	Employment Contract - Robert A. Stine	FN 5

*10.14	Amendment to 1998 Stock Incentive Plan	FN 6

10.15	Lease Agreement with Calpine Corp.	FN 7

10.16	Tejon/DP Partners Operating Agreement	FN 7

10.17	Centennial Founders LLC Agreement	FN 8

10.18	Form of Securities Purchase Agreement	FN 9

10.19	Form of Registration Rights Agreement	FN 10

*10.20	2004 Stock Incentive Program	FN 11

*10.21	Form of Restricted Stock Agreement	FN 11

*10.21	Form of Restricted Stock Unit Agreement	FN 11

10.23	Tejon Mountain Village LLC Operating Agreement	FN 13

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 14

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management plan, compensatory plan or arrangement

FN 1	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

FN 7	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1/7183) as Exhibit 10.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 11	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

FN 15	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

FN 16	This document filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form10-Q for the period ending June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

November 5, 2009	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Senior Vice President, Chief
Financial Officer