Form 10-K
period 2009-12-31
TEJON RANCH CO
filed 2010-03-01
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2009 was $450,494,053 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 25, 2010 was 17,106,696 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

Total Pages - 112

Exhibit Index - 54

PART I

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields and prices, water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part 1, Item 1A, “Risk Factors” of this report.

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

We are involved in several joint venture agreements which facilitate the development of portions of our land. We are also actively engaged in land planning and land entitlement projects. In October 2009, our Tejon Mountain Village, or TMV, community received unanimous entitlement approval from the Kern County Board of Supervisors. This approval allows the Company to proceed with its proposed development of TMV as a premier resort community. This approval was the culmination of a decade of studies, surveys and coordinated efforts with multiple governmental and environmental organizations. We are monitoring current market conditions to determine when the appropriate time may be to commence development of TMV. A California Environmental Quality Act, or “CEQA,” lawsuit was filed against Kern County in November 2009 by the Center for Biological Diversity, or “CBD,” along with other parties, alleging the inadequacy of the Environmental Impact Report, or “EIR,” that the County relied upon for its decision to approve entitlement. We expect the case to be heard in 2010 and we plan to support the County in its defense of the approval. See Item 3, “Legal Proceedings,” for a further discussion.

During 2009, we also began implementation of the ranch-wide Conservation and Land Use Agreement, or the “Conservation Agreement.” The Conservation Agreement calls for the permanent protection of up to 240,000 acres of our land through phased dedicated conservation easements on approximately 145,000 acres of our land, 33,000 acres of open space within permitted project areas, and an option with the Tejon Ranch Conservancy, or “Conservancy” to purchase conservation easements on an additional 62,000 acres of our land.

The Conservation Agreement was designed to ensure permanent protection of the most sensitive resources of the ranch, established the Conservancy, adopted and implemented a ranch-wide management plan to preserve and enhance the conserved land, provided an option for environmental resource groups to acquire conservation easements at fair market value, and allowed us to proceed with entitlement and development of our Centennial project, TMV, Tejon Industrial Complex, or “TIC”, and future development in the TIC area without opposition from leading environmental organizations that are party to the Conservation Agreement.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

(Amounts in thousands of dollars)

	2009	2008	2007
Revenues
Real estate - commercial/industrial	$14,996	$27,234	$16,940
Real estate - resort/residential	272	—	—
Farming	12,983	12,887	15,404

Segment revenues	28,251	40,121	32,344
Investment income	1,640	2,169	3,509
Other income	45	349	55

Total revenues	$29,936	$42,639	$35,908

Segment Profits (Losses) and Net Income (Loss)
Real estate - commercial/industrial	$2,527	$13,388	$4,513
Real estate - resort/residential	(4,171)	(4,563)	(3,512)
Farming	1,179	1,195	4,972

Segment profits (1)	(465)	10,020	5,973

Investment income	1,640	2,169	3,509
Other income	45	349	55
Interest expense	(70)	(70)	(70)
Corporate expenses	(7,311)	(8,539)	(8,547)

Operating income (loss) before equity in earnings of unconsolidated joint ventures	(6,161)	3,929	920
Equity in earnings of unconsolidated joint ventures	374	2,227	10,580

Income (loss) before income taxes	(5,787)	6,156	11,500
Income tax provision (benefit)	(2,354)	2,044	4,167

Net income (loss)	(3,433)	4,112	7,333
Net loss attributable to noncontrolling interest	56	—	—

Net income (loss) attributable to common stockholders	$(3,377)	$4,112	$7,333

Identifiable Assets by Segment (2)
Real estate - commercial/industrial	$59,652	$45,826	$33,676
Real estate - resort/residential	86,553	34,357	23,766
Farming	23,375	22,180	23,458
Corporate	65,164	84,709	94,603

Total assets	$234,744	$187,072	$175,503

(1)	Segment profits are revenues from operations less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(2)	Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, and land, buildings and improvements.

Real Estate Operations

Our real estate operations consist of four principal activities: land planning and entitlement, real estate development, commercial sales and leasing, and income portfolio management.

Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 150,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, which includes TIC–East and West, the Centennial master planned community on our land in Los Angeles County, and our resort and residential community called TMV.

We are continuing, under the terms of the Conservation Agreement, with our development of TMV, Centennial, and the “Grapevine” area of Interstate 5 located in Kern County, which includes TIC-East and West. Portions of our land (62,000 acres) which are suitable for development in the long-term future are now under option with the Conservancy for the purchase of conservation easements at market value. If conservation easements are not purchased within the time frame designated in the Conservation Agreement, this land will be available to us for future development.

Our real estate activities within our commercial/industrial segment include: entitling, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. Our real estate operations within our resort/residential segment at this time include land entitlement, land planning and pre-construction engineering, and land stewardship activities.

Commercial/Industrial

Construction:

During 2009 we installed road and water systems infrastructure at TIC-East to prepare parcels for sale or lease and completed the expansion of the Laval Road interchange bridge. Our Petro Travel Plaza Holdings joint venture, or “TA/Petro,” completed construction of a new travel plaza within TIC-East which opened in December 2009.

Leasing:

Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to a full-service truck stop facility, a truck wash, and four auto service stations with convenience stores, four fast-food operations, two full-service restaurants, one motel, an antique shop, and a United States Postal Service facility.

In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes; 32 acres of land to Calpine Generating Company, or “Calpine,” for an electric power plant; and one office building in Rancho Santa Fe, California (which the Company also owns).

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our 2009 commercial/industrial activity.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities.

As of December 31, 2009, approximately 10,900 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 548,000 barrels of oil and 245,000 MCF of dry gas during 2009. Our share of production, based upon average royalty rates during the last three years, has been 190, 215, and 151, barrels of oil per day for 2009, 2008, and 2007, respectively. Approximately 230 producing oil wells were located on the leased land as of December 31, 2009. Royalty rates on our leases range from 12.5% to 25%.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or “National,” for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant which, declined in 2009. The decline in shipments is the direct result of reduced construction activity due to the depressed real estate market. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. See Item 3, “Legal Proceedings,” for a further discussion.

Joint Ventures:

We are also involved in multiple joint ventures with several partners. Our TA/Petro joint venture owns and operates a 51-acre travel and truck stop facility, and also operates three separate gas stations with convenience stores within TIC-West. During 2009, TA/Petro completed construction of a new travel plaza on 60 acres in TIC-East which began operation in December 2009. We are involved in two joint ventures with Rockefeller Development Group, the Five West Parcel LLC which owns a 606,000 square foot building in TIC-West, which is partially leased, and the 18-19 West LLC which owns 61.5 acres of land for future development within TIC-West.

Resort/Residential

Our resort/residential segment activities include land planning and entitlement and land stewardship activities. We have two major resort/residential communities within this segment, one of which – TMV - received county entitlement approvals in 2009 and one of which – the Centennial community - is still progressing through the entitlement process in Los Angeles County. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement that we signed in 2008 is designed to minimize the opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental groups has been a primary cause of delay and loss of financial value for real estate development projects in California.

Centennial community:

The Centennial development is a large master-planned community development encompassing approximately 11,000 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 57.1% ownership interest as of December 31, 2009. Our partners in this joint venture are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. In 2009 our partners in Centennial Founders LLC elected to become non-contributing capital partners due to the financial difficulties facing homebuilders and the current recession within the real estate industry. As a result the Company began funding 100% of Centennial Founders LLC’s current operations, thereby diluting each other partner’s percentage ownership. This change in funding occurred in July 2009. Prior to that time the Company was contributing 50% of the capital funds necessary to pursue entitlement and development efforts undertaken by this joint venture. We expect to continue funding all entitlement and pre-development activities for the near future.

Since the initial submittal of our administrative-level EIR with respect to the Centennial community to Los Angeles County, we have continued to receive feedback from the Los Angeles Planning Department and have submitted several revisions of our administrative EIR as we work towards the public filing of our EIR and final approval. We cannot estimate when or if this approval will be granted, but the process is being actively pursued. In addition to the EIR, we have submitted a variety of other reports required as part of the entitlement process including our specific plan, tentative tract maps, geological reports, traffic reports, and water supply assessment reports. Centennial is envisioned to be an ecologically friendly and commercially viable development. Our plan is for a sustainable program that provides for the needs of the community while protecting the environment and will be achieved through our continuing focus on responsible use of limited resources and progressive construction design. We recognize the need to balance expensive ‘Green Program’ certifications with the practicality of investing those same funds in environmentally sound building elements.

Tejon Mountain Village community:

In addition to the Centennial community project, we are currently engaged in the development of TMV. TMV is envisioned as an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. TMV is being developed by TMV LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partner in this joint venture is DMB TMV LLC, a wholly-owned subsidiary of DMB Associates Inc., or DMB, which is a leading resort/recreational planned community developer. Under the joint venture agreement, the parties have agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV. In 2006, the Company contributed rights to all studies, research, and other work that we had performed related to TMV to the joint venture and committed to contribute 28,000 acres comprising the TMV site at such time as entitlements are successfully obtained and litigated, while DMB committed up to a total of at least $113,500,000 to fund entitlement efforts and development. Beginning in 2009, based on the achievement of entitlement contribution levels by DMB, we began equal sharing of all funding requirements for entitlement and development activities with DMB.

In October 2009 TMV received unanimous entitlement approval from the Kern County Board of Supervisors which allows the Company to commence development activities. This approval began a thirty day period in which a CEQA lawsuit could be filed against Kern County. These lawsuits routinely allege inadequacy of the EIR. As expected, a group of parties led by CBD filed a suit in November 2009 alleging inadequacy of the EIR. We plan to actively support the County in the legal defense of the EIR and expect the suit to go to trial in 2010. We expect the plaintiffs to appeal in the event they do not prevail. It is difficult to predict the ultimate timing of the settlement of the suit or the eventual outcome of the suit and subsequent appeal. See Item 3, “Legal Proceedings,” for a further discussion.

Because our residential housing communities, Centennial and TMV, are both in the entitlement phase, they have not been directly impacted by the current downturn in the housing market or the tight credit markets. However, we cannot project the condition of the housing market or the stability of the mortgage industry when we have secured full entitlement for our projects, or when these projects move into their development and marketing phases. These factors can impact the timing of beginning of development.

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

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,702; almonds—1,608; and pistachios—1,053. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley and we periodically lease 750 acres of land that is used for the growing of vegetables.

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

Sales of our grape and pistachio crops typically occur in the third and fourth quarter of the calendar year, while sales of our almond crop also typically occur in the third and fourth quarter of the year, but can occur up to a year or more after the crop is harvested.

In 2009, we sold 48% of our grape crop to one winery, 31% to a second winery and the remainder to two other customers. These sales are under long term contracts ranging from one to thirteen years. Our almonds were sold to various commercial buyers, with the two largest buyers accounting for 46% and 30%, respectively of our almond revenues and two remaining customers each accounting for 12% of sales. The majority of our pistachios were sold to two customers, with the larger customer purchasing approximately 55% of the crop. We do not believe that we would be adversely affected by the loss of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.

Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases worldwide demand for U.S. product. The relatively weak value of the dollar in 2009 has helped to maintain strong almond prices in the U.S. and in overseas markets.

Our water entitlement for 2009 available from the California State Water Project, or “SWP,” when combined with supplemental water, was adequate for our farming needs. The State Department of Water Resources, or “DWR,” has announced its early 2010 estimated water supply delivery at only 5% of full entitlement. This allocation alone is insufficient for our farming needs; however, combined with other water supplies that local water districts may be able to make available to farmers, groundwater sources, and water banking arrangements, we expect to have a level of water supply in 2010 that will meet all of our farming requirements. Water from these supplemental sources may be more expensive than water available from the SWP because of pumping costs and transfer costs, but is expected to make up for the SWP water shortfalls that we may experience during the coming year.

See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.”

Customers

In 2009, Calpine, a tenant who leases and operates a power plant on our land, accounted for 12% of our revenues from continuing operations.

In 2008, Stockdale Oil and Gas, an oil and gas lease-holder, accounted for 13% of our revenues from continuing operations.

In 2007, Calpine accounted for 11% of our revenues from continuing operations.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2009, we had 126 full-time employees. None of our employees are covered by a collective bargaining agreement.

Reports

We make available free of charge through our Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also make available on our website our corporate governance guidelines, charters of our key Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request.

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of February 23, 2009, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the Board of Directors.

Name	Office	Held since	Age
Robert A. Stine	President and Chief Executive Officer, Director	1996	63

Dennis J. Atkinson	Senior Vice President, Agriculture	1998	59

Teri Bjorn	Vice President, General Counsel and Secretary	2007	56

Joseph E. Drew	Senior Vice President, Real Estate	2001	67

Allen E. Lyda	Senior Vice President, Chief Financial Officer	1990	52

Kathleen J. Perkinson	Senior Vice President, Natural Resources and Stewardship	2008	50

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

A prolonged recession in the national economy, or a further downturn in national or regional economic conditions, could continue to adversely impact our business. The collapse of the housing market in 2008 and 2009, together with the crisis in the credit markets, resulted in a recession in the national economy. At such times, potential home buyer and commercial real estate customers often defer or avoid real estate transactions due the substantial costs involved and uncertainties in the economic environment. Our future real estate sales, revenues, financial condition and results of operations could suffer as a result. Our business is especially sensitive to economic conditions in California, where all of our land is located.

While there have been some signs of improvement over the last six months California, as one of the hardest hit states, could take longer to recover than the rest of the nation. A prolonged downturn will continue to have a material adverse effect on our business and results of operations.

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

Third-party litigation could increase the time and cost of our development efforts. The land use approval processes we must follow to ultimately develop our projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation could result in denial of the right to develop, or would, by their nature, adversely affect the length of time and the cost required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation would increase the costs and length of time to obtain ultimate approval of a project and could adversely affect the design, scope, plans and profitability of a project.

We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Federal and state environmental laws also govern the construction and operation of our projects and require compliance with various environmental regulations, including analysis of the environmental impact of our projects and evaluation of our reduction in the projects’ carbon footprint and greenhouse gas emissions.

Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, emissions of greenhouse gases, water availability and criticism of proposed development in rural areas as being “sprawl”. In addition, California has a specific statutory and regulatory scheme intended to reduce green house gas emissions in the state and current efforts to enact federal legislation to address climate change concerns could require further reductions in our projects’ carbon footprint in the future.

Constriction of the credit markets could limit our ability to access capital and increase our cost of capital. During this economic downturn, we have relied principally on positive operating cash flow and cash and investments to meet our working capital needs and fund development and entitlement activities. However, the ongoing economic and real estate downturn has reduced other sources of liquidity available to us, and may continue to limit these other sources of liquidity in the future and potentially increase our costs of capital. We are currently working on the renewal of our line of credit and given the current economic environment we expect that we will see some change from the prior terms of our line of credit such as higher financing costs. Not having a credit line in place could reduce our flexibility in responding to or taking advantage of future opportunities.

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

We are in competition with several other developments for customers and residents. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Centennial ultimately would compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will include a greater area and range of projects. Intense competition may decrease our sales and harm our results of operations.

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

A complicating factor in any joint venture is that strategic partners may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors related to our business. These competing interests lead to the difficult challenges of successfully managing the relationship and communication between strategic partners and monitoring the execution of the partnership plan. We may also be subject to adverse business consequences if the market reputation or financial position of the strategic partner deteriorates. If we cannot successfully execute transactions with strategic partners, our business could be adversely affected.

Only a limited market exists for our Common Stock which could lead to price volatility. The limited trading market for our Common Stock may cause fluctuations in the market value of our Common Stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our Common Stock.

Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 26, 2010, directors and members of our executive management team beneficially owned or controlled approximately 32.14% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.

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

Within our real estate operations, inflation can result in increased costs of construction and can reduce operating margins as increases in operating costs result in deteriorating margins on long term fixed lease agreements.

A prolonged downturn in the real estate market or continued instability in the mortgage and commercial real estate financing industry, could have an adverse effect on our real estate business. Our residential housing projects, Centennial and TMV, are currently in the entitlement phase, and therefore they have not been impacted by the current downturn in the housing market or the mortgage lending crisis. However, if the downturn in the real estate market or the instability in the mortgage and commercial real estate financing industry exists at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected. Excess supply of homes available due to foreclosures or the expectation of deflation in housing prices could also have a negative impact on our ability to sell our inventory when it becomes available. The inability of potential commercial/industrial clients to get adequate financing for the expansion of their businesses could lead to reduced lease revenues and sales of land within our industrial development.

We may encounter other risks that could impact our ability to develop our land. We may also encounter other difficulties in developing our land, including:

•	Difficulty in securing adequate water resources for future developments;

•	Natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding, and heavy winds;

•	Shortages of qualified trades people;

•	Reliance on local contractors, who may be inadequately capitalized;

•	Shortages of materials; and

•	Increases in the cost of certain materials.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our approximate 270,000 acres include portions of the San Joaquin Valley, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. A number of key transportation and utility facilities cross our land, including Interstate 5, California Highways 58, 138 and 223, the California Aqueduct (which brings water from Northern California), and various transmission lines for electricity, oil, natural gas and communication systems. Our corporate offices are located on our property.

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

Any significant development on our currently undeveloped land would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner that accommodates a number of environmental concerns, including endangered species, wetlands issues, and greenhouse gas emissions, which may limit development of portions of the land or result in substantial delays or certain changes to the scope of development in order to obtain governmental approval.

Water Operations

Our existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, or “Wheeler Ridge,” provide for water entitlements and deliveries from the SWP, to our agricultural operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, which is adequate for our present farming operations.

In addition to our agricultural contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or “Tejon-Castac,” a local water district serving only our land and land we have sold in TIC, has 5,278 acre feet of SWP entitlement. In addition, Tejon-Castac has approximately 32,250 acre feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between Tejon-Castac and our Company. Tejon-Castac is the principal water supplier to TIC, and would be the principal water supplier for any significant residential and recreational development in TMV.

We have constructed a 150 acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have purchased 6,700 acre feet of water from the Antelope Valley-East Kern Water Agency, or “AVEK,” which has been pumped from the California aqueduct and is currently retained in this water bank. In 2007 and 2008 we contracted for 2,362 additional acre feet of water from AVEK, but have deferred delivery of the water to a future year. We anticipate adding additional water to the water bank in the future as water is available. In 2009 we began participating in the newly formed AVEK in-lieu water-banking program and we have 166 acre feet of water to our credit in this program.

In recent years we have been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre feet of transferable water and in 2009 we purchased an additional 6,393 acre feet of water, all of which is currently held on our behalf by the Antelope Valley East Kern Water Agency, or AVEK. We are also eligible to receive water under long term water contract agreements that we have with the Tulare Lake Water District. These contracts are to supply 1,451 acre feet of water, subject to SWP allocations, and the contracts run through 2035.

During 2009, SWP allocations were 40%, and Wheeler Ridge was able to supply us with 100% of our farming demands through supplemental water it provided principally from water banks. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. Both Wheeler Ridge and Tejon-Castac are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in a year that the SWP deliveries exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP deliveries are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then Wheeler Ridge may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from others, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 5% preliminary SWP water allocation has been made by the DWR for 2010.

The water contracts with Wheeler Ridge and with Tejon-Castac require annual payments related to the fixed costs of the California State Water Project and each District, whether or not water is used or available. Wheeler Ridge contracts also establish a lien on benefited land.

Although no assurance has been given, the water agency serving the Los Angeles County portion of our land, AVEK, has indicated, based on water availability that it could possibly provide a portion of the water needed for Centennial.

Portions of our property also have available groundwater which we believe would be sufficient to supply commercial development in the Interstate 5 corridor. Ground water in the Antelope Valley Basin is the subject of litigation. See Item 3, “Legal Proceedings.”

There have been many environmental challenges regarding the movement of state project water through the Sacramento Delta. These challenges resulted in a 2007 temporary court ordered shut down of the Delta pumps, which are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. New “Biological Opinions”, or “BOs,” issued by the U.S. Fish and Wildlife Service and National Marine Fisheries Service in 2008 and 2009 contain similar restrictions on pumping from the Delta. These new BOs are being challenged in the courts by both water agencies and environmental groups. There are many groups, governmental and private, working together to develop a solution in the near future to alleviate the curtailment of water from the Delta.

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

Other Activities

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or “CFD,” a joint powers authority formed by Kern County and Tejon-Castac, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes TIC-West. Proceeds from the sale of CFD bonds are used to reimburse the Company for public infrastructure related to TIC-West. In 2009 we received $2,007,000 of reimbursement from these bond funds while in 2008, we did not receive any reimbursement from these bond funds.

In 2009, 2008, and 2007, we paid approximately $250,000, $748,000 and $940,000 respectively, in special taxes related to the CFD. As development continues to occur at TIC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, our obligation is reduced. It is expected that we will have special tax payments in 2010 of approximately $186,000 but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around TIC, we may be able to have approximately 1,400 acres released from the CFD lien.

ITEM 3.	LEGAL PROCEEDINGS

Tejon Mountain Village

On October 5, 2009 the Kern County Board of Supervisors granted entitlement approval for TMV. On November 10, 2009 a group consisting of the Center for Biological Diversity, Wishtoyo Foundation, Tri-County Watchdogs and the Center on Race, Poverty and the Environment filed an action in Kern Superior Court under the California Environmental Quality Act, or “CEQA,” against Kern County and the Kern County Board of Supervisors, collectively, the “County,” concerning the County’s granting of approval for TMV including the certification of the EIR, approval of associated General Plan amendments, adoption of associated Zoning Maps, adoption of Special Plan No. 1, Map 256, exclusion from Agricultural Preserves Nos 4 and 19, and approval of Vesting Tentative Tract Maps 6720 and 6717, among other associated approvals. TMV is named as the Real Party in Interest.

The action alleges that the County failed to properly follow the procedures and requirements of CEQA including failure to identify, analyze and mitigate impacts to air quality, biological resources, hydrology and water quality, traffic, cultural resources, hazards, and failure to adequately describe the project and the environmental setting. The action also alleges that the County violated the Planning and Zoning Law and the Kern County General Plan.

The Company is not aware of any such failures on the part of the County and believes the EIR fully addresses all environmental impacts of the project including those specifically cited in the legal action. The Company is actively involved through the TMV joint venture in supporting the County as it defends the approval of the project. The case is expected to go to trial in 2010. We expect the plaintiffs to appeal in the event they do not prevail. The Company will provide financial support through the TMV joint venture to the County in defense of their decision.

An additional suit was filed in Federal Court by an alleged representative of the Kawaiisu Tribe alleging that the Company does not hold legal title to the land it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the Court found in favor of the Company.

Centennial

On February 10, 2010, an individual and a related limited liability company (collectively “Burrows”) filed a lawsuit in Los Angeles County regarding the allocation of certain water, land and entitlement processing rights as between Burrows, Tejon and Tejon’s development partners for the Centennial project in Los Angeles County. The lawsuit arises from and relates to a 2006 settlement agreement involving a land swap, water rights and entitlement processing requirements relating to Centennial and certain properties owned by Burrows in the immediate vicinity of the Centennial site.

A temporary restraining order (“TRO”) was issued by the judge assigned to this lawsuit on February 11, 2010, that directs Centennial to refrain in future communications with Los Angeles County from relying on groundwater used to irrigate a 160-acre parcel as a water source for the Centennial project. The 160-acre parcel is owned by Burrows but leased and irrigated by Tejon from off-site wells owned by Tejon.

Centennial is in compliance with the TRO. The Company, and its development partner Centennial, are aggressively defending this lawsuit, following several months of unsuccessful settlement discussions with Burrows. The Company has secured the services of an outside law firm to litigate this claim. Given the very short period since the filing of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the Burrows lawsuit. The monetary value of a potential adverse outcome on the claim is likewise unknown.

National Cement

The Company leases land to National Cement Company of California Inc., or “National,” for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or “RWQCB,” for the Lahontan Region has issued several orders with respect to environmental conditions on the property currently leased to National:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant, Lafarge Corporation, or “Lafarge,” the current tenant National, and the Company to, among other things, clean up groundwater contamination on the leased property. In 2003, Lafarge and National installed a groundwater pump-and-treat system to clean up the groundwater. The Company is advised that Lafarge and National continue to operate the cleanup system.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the former industrial waste landfills. The Company is advised that the cleanup is complete. Lafarge continues to monitor the groundwater.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have substantially completed the groundwater cleanup and that groundwater monitoring remains an on-going activity.

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

Antelope Valley

On November 29, 2004, a complaint was filed asking for the Antelope Valley groundwater basin to be adjudicated by the Los Angeles Superior Court. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. Because the case is still in the early stages and not yet at issue, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, or the “Exchange,” for each calendar quarter during the last two years:

	2009		2008
Quarter	High	Low	High	Low
First	$25.69	$18.40	$39.72	$33.71
Second	$28.92	$20.29	$43.87	$36.06
Third	$28.18	$24.55	$38.00	$30.11
Fourth	$30.78	$24.76	$36.58	$20.83

As of February 17, 2010, there were 417 owners of record of our Common Stock.

No dividends were paid in 2009 or 2008 and at this time there is no intention of paying dividends in the future.

For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.

In 2009, the Certification signed by the CEO that he was not aware of any violation by the Company of the existing corporate governance standards of the Exchange, was filed by the Company with the Exchange, as required by Section 303A.12(a) of the Exchange’s Listed Company Manual.

The annual stockholder performance graph will be provided separately in our annual report to stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31

(In thousands of dollars, except per share amounts)

	2009	2008	2007	2006	2005
Total revenues from operations, including interest and other income	$29,936	$42,639	$35,908	$31,516	$29,309

Income (loss) from operations before equity in earnings of unconsolidated joint ventures	$(6,161)	$3,929	$920	$(5,690)	$2,077
Equity in earnings of unconsolidated joint ventures	374	2,227	10,580	1,247	423
Net income (loss)	(3,433)	4,112	7,333	(2,729)	1,546
Noncontrolling interest	(56)	—	—	—	—

Net income (loss) attributable to common stockholders	$(3,377)	$4,112	$7,333	$(2,729)	$1,546

Total assets	$234,744	$187,072	$175,503	$159,117	$147,791
Long-term debt, less current portion	$325	$358	$389	$417	$444
Stockholders’ equity	$214,381	$173,306	$165,054	$149,030	$138,831
Net income (loss) per share, diluted	$(0.20)	$0.23	$0.42	$(0.16)	$0.09

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our commercial/industrial real estate development and services generates revenues from building, grazing, and land lease activities, land and building sales, oil and mineral royalties and ancillary land management activities. The primary commercial/industrial development is TIC. The resort/residential segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the two active developments are TMV and the Centennial master planned community. Farming produces revenues from the sale of winegrapes, almonds, and pistachios.

The Conservation Agreement we entered into with five of the major environmental organizations in June 2008 calls for the permanent protection of up to 240,000 acres of our land through phased dedicated conservation easements on approximately 145,000 acres of our land, 33,000 acres of open space within permitted project areas, and an option for these groups to purchase conservation easements on an additional 62,000 acres of our land. The optional purchase of the conservation easements must occur during a specified timeframe, and the lapse of that period of time without the execution of the purchase of all or some of the conservation easements will result in that land becoming available for future development. The option period can be extended automatically for up to one additional year based on the timing of specified activities such as conservation easement negotiations and timing of completion of the appraisal process.

For 2009 we had a net loss attributable to common stockholders of $3,377,000 compared to net income of $4,112,000 in 2008, a decline of 182%. The decline in net income resulted from decreased commercial/industrial revenues, a decline in equity in earnings of unconsolidated joint ventures and reduced other income. These declines were partially offset by lower operating expenses in the real estate segments and corporate operations. In 2009, revenues from operations fell $11,870,000 to $28,251,000 when compared to 2008. The primary driver of the decline in revenue was a reduction in commercial revenues of $12,238,000 resulting primarily from the absence of sales of developed and undeveloped land, when compared to 2008. We also experienced declines in oil royalties and a drop in percentage and straight line rents from our power plant lease with Calpine. Expenses from operations decreased $2,612,000 in 2009 to $36,028,000 compared to the prior year largely due to the absence of cost of sales of land and a decline in corporate expenses The decrease in equity in earnings of unconsolidated joint ventures was the result of a decrease in earnings from our TA/Petro joint venture due to increased operating expenses and a decrease in earnings of our Five West Parcel joint venture as the building it owns and leases was partially vacant during the year. Corporate expenses declined in 2009 due to reduced compensation costs.

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

During 2010, we plan to continue to invest funds in our joint ventures and internally toward the achievement of entitlements for our land and for infrastructure development within our active industrial developments. The process of securing entitlements for our land is a long, arduous process which could take several years. The Conservation Agreement is designed to help minimize future legal delays that are often a part of this process. During the next few years, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles, or “GAAP,” requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, profit recognition related to land sales, stock compensation, our future ability to utilize deferred tax assets, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In recognizing revenue from land sales, the Company follows the provisions in Accounting Standards Codification 976, or ASC 976, “Real Estate – Retail Land” to record these sales. ASC 976 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, ASC 976 requires a land sale to be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold, or be required to develop the property in the future or construct facilities or off-site improvements.

There were no land sales in 2009 and we fully recognized the revenues from all land sales in 2008 as none of the requirements for deferral of revenue were present. In 2007, we recognized $712,000 of deferred land sale revenues based on the completion of contractual construction obligations.

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

For the 2009 orchard crops, we estimated almond revenue to be $4,976,000, or $1.54 per pound on average, and pistachio revenue to be $3,280,000 or $1.77 per pound on average. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2009 Over the last three years, prices received on almonds have ranged from $0.86 to $3.80 per pound. Pistachio prices over the last three years have ranged from $1.05 to $2.30 per pound. If we were to assume that our above estimates for 2009 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $254,000, or 3% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $0.05 from the midpoint. As an example, the range for almonds in 2009 was $1.49 to $1.59 per pound. If we were to change our estimate of 2009 orchard crop revenues to the low end of the estimated range, there would be no material impact on our liquidity or capital resources.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $579,000, $933,000, and $34,000 in 2009, 2008 and 2007, respectively. The adjustment in 2009 was due to $252,000 in additional bonus payments and price adjustments on pistachios and $327,000 in adjustments related to almonds as prices continued to increase prior to the contract settlement. The large adjustment in 2008 was due to bonus payments received on pistachios of $718,000 and $206,000 from continuing price increases for almonds. The adjustments in previous years were related to increases in almond, pistachio and walnut prices prior to the receipt of our final scheduled payments.

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

Allocation of Costs Related to Land Sales and Leases – When we sell or lease land within one of our real estate developments and we have not completed all infrastructure development related to the total project, we follow ASC 976, “Real Estate – Retail Land,” to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, we use estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market and costs of construction change.

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward, due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During 2009 and 2008, $0.96 per square foot of cost was allocated to land that was sold, leased, or contributed to joint ventures, as the cost of development at TIC-West. Costs for land within TIC-East are currently estimated at $0.70 per square foot. Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

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

Defined Benefit Retirement Plans – The plan obligations and related assets of our defined benefit retirement plan are presented in Note 13 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using level one indicators which are market prices for the investments. Pension benefit obligations and the related effects on operations are calculated using actuarial models. The estimation of our pension obligations, costs and liabilities requires that we make use of estimates of present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

The assumptions used in developing the required estimates include the following key factors:

•	Discount rates;

•	Salary growth;

•	Retirement rates;

•	Expected contributions;

•	Inflation;

•	Expected return on plan assets; and

•	Mortality rates

The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2009, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 6%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our projected benefit obligation would change approximately $407,000.

Stock-Based Compensation – We apply the recognition and measurement principles of ASC 715, “Compensation – Retirement Benefits” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans have historically included both stock options and stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2009 financial statements do not reflect any compensation expenses for stock options. All of our stock options are fully vested and all related expenses were recognized in prior year financial statements per GAAP. See Note 7 of the Notes to Consolidated Financial Statements, Common Stock and Stock Option Information, for additional information regarding stock options.

We also make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by $521,000 depending on whether the change in estimate increased or decreased shares vesting.

During 2009, based on current estimates of future operating results and cash flow projections, we reversed $268,000 of performance based stock compensation expenses that had been recorded in prior years’ operating results because it is no longer likely that these shares will vest. We also adjusted future expenses for other stock awards based on our current estimates of future results.

See Note 8 of the Notes to Consolidated Financial Statements, Stock Compensation Plan, for total 2009 stock compensation expense related to stock grants.

Fair Value Measurements – Effective October 1, 2008, we adopted the FASB’s authoritative guidance for fair value measurements of certain financial instruments. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:

•	Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

•

Level 2 – Valuation is determined from quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•

Level 3 – Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on our own estimates about the assumptions that market participants would use to value the asset or liability.

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurement. Fair value measurements are used for marketable securities, investments within the pension plan and hedging instruments.

New Accounting Pronouncements

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a Variable Interest Entity, or “VIE.” In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which amends ASC 810 to replace the quantitative based risk and reward calculation for determining which entity has a controlling financial interest, to an approach that is primarily qualitative in its identification of controlling financial interest. This statement requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. The change is effective as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009. We have reviewed this amendment and determined that implementation could potentially result in a future requirement to consolidate previously unconsolidated entities into our financial statements, but at this time we do not believe we have any additional VIEs that will be subject to consolidation. Such consolidations could materially impact our statement of operations and our financial condition positively or negatively in line with the entity being consolidated.

Results of Operations by Segment

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:

Real Estate – Commercial/Industrial

Our commercial/industrial segment profits during 2009 decreased to $2,527,000, a $10,861,000 decline, or 81%, when compared to 2008 segment profits. This decrease in segment profits was driven by the absence of land sales in 2009 compared to 2008, and decreased royalties received on oil leases as oil production and prices fell compared to the record highs reached in 2008. The absence of land sales in 2009 accounted for a decline of $6,220,000 in the profitability of this segment compared to land sales profitability in 2008 (in 2008, land sales margins increased $5,508,000 compared to land sales profitability in 2007). In 2009 oil and mineral royalty margins decreased $4,133,000 overall compared to 2008, with oil royalties decreasing by $3,359,000, and gas royalties decreasing by $86,000 while cement, sand and rock royalties decreased $386,000. Oil production in 2009 decreased approximately 63,000 barrels compared to 2008 production while prices decreased $30.00 per barrel on average compared to the prior year. Oil lease delay payments which are made to reserve future drilling rights on our land also declined as these parcels were developed into exploration wells. Mineral royalties declined as the demand for rock aggregate decreased reflecting the continued decline in the construction industry during 2009. A reduction in percentage rents and the reversal of straight line rental revenues from our Calpine lease accounted for an additional decrease of $496,000 while ancillary land use revenues fell $279,000 as the constricted economy had a negative impact on revenue lines which are dependent on consumer discretionary spending. These declines in revenue were partially offset by reduced expenses of $1,377,000. The absence of land sales resulted in a reduction in cost of sales in 2009 for land of $1,157,000 and a reduction in land sale related professional service costs of $393,000. The other major contributors to the reduction in expenses were an overall decline of $441,000 achieved through lower expenditures for materials and supplies, repairs and maintenance, travel, memberships, subscriptions and marketing programs at TIC, and fuel costs, which fell compared to

2008 as prices for gasoline and underlying services dropped,. We abandoned a potential building expansion project in 2009 and wrote-off the $662,000 of historical costs incurred on the project which increased current year costs and reduced the overall cost savings achieved by this segment. We expect any continuation of the global and California economic downturn to have a negative impact on commercial/industrial revenues in 2010 by severely limiting or eliminating future leasing and sales activities. The downturn in the real estate industry is causing a lack of demand for new construction, and sales and leasing of industrial products. Recent increases in the price of oil over the last few months could positively impact our revenues during 2010.

In 2009, we completed the expansion of the Laval interchange which facilitates increased traffic flow at our TIC-East development. We also completed Phase I infrastructure improvements which set the stage for the new TA/Petro travel plaza that was completed during 2009. In 2010 we plan to focus on the continued marketing and development of TIC-East and work to complete the build- out of TIC-West.

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

A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. The downturn in the economy continues to have an adverse impact on our ability to sell or lease our industrial/commercial product. The sharp downturn in economic activity over the last two years has resulted in a marked decrease in potential tenant interest. Contraction of business operations has resulted in price cutting and significant increases in available warehouse space in the Inland Empire and other Los Angeles metropolitan areas. This increased competition has negatively impacted our pricing advantages, and the lack of corporate business expansion due to future economic uncertainties has decreased demand for our buildings and land in the near term.

We expect the commercial/industrial segment to continue to experience significant costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

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

Real Estate – Resort/Residential

Our resort/residential segment activities include land planning and entitlement activities related to our potential residential developments, which include the Centennial master-planned community and TMV. Each of our resort/residential projects is being developed through a joint venture. The intent of such joint venture agreements is to provide a source of capital and allow the significant costs and business risks inherent in these projects to be shared with our venture partners. During 2009 our joint venture agreement with our Centennial Founders partners was amended to allow our partners to cease capital contributions during the entitlement phase of the project allowing us to continue as the sole funding participant. In exchange for non-contributing status, these partners’ percentage ownership interests are diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. As a result of this partnership amendment the results of operations of the Centennial Founders joint venture are now consolidated within our financial statements. During 2008, we signed a Conservation Agreement with five major environmental organizations. The organizations that signed the Conservation Agreement will not oppose our current residential developments. These developments will continue to be subject to the regulatory requirements that are a part of the entitlement process and could be opposed by other parties. However, we believe the Conservation Agreement will be beneficial in reducing future legal opposition and delays.

The resort/residential segment had an operating loss of $4,171,000 in 2009, an improvement of $392,000, or 9% when compared to the prior year. The decreased loss in 2009 was the result of recognition of $272,000 of 2009 revenue from the Centennial Founders partnership and containment of current year expenses even after the consolidation of Centennial operations. The primary drivers behind the containment in current year expenses were a $237,000 reduction in the public relations costs and a $138,000 overall reduction in compensation costs, net of amounts capitalized, as savings from staff reductions and decreased incentive compensation cost were recognized. Routine fuel, repairs and maintenance, travel and leasing costs declined as cost reduction efforts were implemented. These cost savings were partially offset by increased contract and professional services costs as capitalized project costs are replaced by expensed implementation costs of the ranch-wide agreement. The Centennial Founders joint venture expenses of $403,000 also represent an increase in 2009 costs compared to 2008 as 2009 is the first year of consolidation of this joint venture.

We expect near-term activities within this segment to be focused on obtaining entitlements for the Centennial project, located in Los Angeles County, defending the legal challenges to the TMV EIR, and stewardship activities. The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue the entitlement process for the above communities and continue to meet our obligations under the Conservation Agreement. The actual timing and completion of entitlement-related activities is difficult to predict due to the uncertainties of the approval process and the possibility of litigation upon approval of our entitlements in the future. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development. The Conservation Agreement also provides for the sale of conservation easements over 62,000 acres of our land. The price that will be received for these easements, if they are purchased, will be based upon an appraisal, which could be negatively impacted by current economic conditions.

Since we are in the process of achieving entitlements for our Centennial community, we do not have a fully approved project and therefore we do not have inventory for sale in the current market. We received entitlement approval for our TMV community during 2009, however there has been a legal challenge to those approved entitlements. Although this legal challenge does not preclude us from commencing the development of TMV, we generally believe it is more prudent to have law suits settled before beginning development. We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of Centennial and TMV remains unchanged. The housing industry downturn has impacted the perception of current land values due to the numerous write downs home builders have taken regarding land inventory. This perception of land value has impacted our stock price. We believe the long-term fundamentals which support housing demand, primarily California population growth and household formation remain positive. However, it is not possible to predict how long the negative effects of the current market conditions will persist and if we will experience further deterioration from current levels or if conditions will improve.

The resort/residential segment had an operating loss of $4,563,000 in 2008, an increase of $1,051,000, or 30% when compared to the prior year. As this segment did not generate revenues in 2008, the increased loss was the result of an increase in expenses as compared to 2007. The primary driver behind this increase was $671,000 of additional compensation costs including salary and stock compensation (net of amounts capitalized) for staff hired in late 2007 to oversee and manage our interest in our residential joint venture projects and to assist in implementing the Conservation Agreement.

See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Farming

Farming segment profits were $1,178,000 in 2009, a decrease of $17,000, or 1%, when compared to the prior year. These comparable farming segment profits resulted from an overall 1% increase in both revenues and expenses. An increase of $201,000 in farm crop revenues was diluted by lower farming lease revenue and associated water sales. Farming expenses increased by $112,000 mainly as a result of $93,000 of additional fixed water costs as compared to 2008.

Grape revenues for the 2009 crop decreased $225,000, or 8%, to $2,659,000 as compared to 2008 due to decreased production and lack of bonus payments for high sugar content. Sugar content of the grapes is impacted by the weather and timing of the grape harvest. The higher sugar content of our 2008 crop triggered a bonus payment on our Rubired varietal and resulted in a higher average price for our winegrape crop when compared to 2009. In 2009, grape production decreased approximately 800 tons as compared to 2008 as we removed vines in the region of TIC-East to make way for additional commercial real estate development. We have long term contracts for our grape crops ranging from one to thirteen years. Grape prices are remaining relatively stable in spite of increased California production as new plantings from recent years have come into production. The lack of water availability in California could impact production and crop prices in the future.

In 2009, almond revenues increased $668,000, or 11%, to $6,789,000. Sales of current year crop accounted for $4,976,000 of 2009 revenues compared to current year crop sales in 2008 of $4,023,000. This increase was achieved through the sale of approximately 103,000 more pounds of almonds from the current year crop as compared to 2008. Our 2009 almond revenues include $1,431,000 of revenue from the sale of 2008 and prior year crop almonds in 2009 as compared to $1,892,000 of 2008 farming revenues attributable to the sale of 2007 and prior year crop almonds. These sales reflect amounts held in inventory at the end of the prior year and sold in the following calendar year. We are carrying approximately 466,000 pounds of almonds in our inventory at December 31, 2009 which will be sold in 2010. Almond prices have risen over the last several months but have stabilized in recent weeks. Current market prices exceed the carrying value of our inventory.

Thus far in 2010, the price for almonds has increased steadily due to the stable demand in U.S. and world markets. The current range of almond prices is $1.20 to $2.10 per pound depending on the variety. As the value of the dollar was relatively weak against foreign currencies during most of 2009 the demand for U.S. almonds grew. The increased demand is primarily tied to almonds being less expensive for foreign buyers. Strengthening of the dollar and the continuing global downturn could result in downward pressure on prices and decreased demand for the product we are carrying in our year-end inventory. The value of the dollar has risen in early 2010 which could put downward pressure on demand and negatively impact the final prices we receive for our 2009 crop sales.

In 2009 pistachio revenues decreased $233,000, or 7%, to $3,532,000. Pistachio yields increased 423,000 pounds in 2009 compared to 2008 due to 2009 being an “on” production year in the alternate-bearing production cycle for pistachios. This increase in production was substantially less than the expected yield for an “on” production year, as many of the nut shells did not form fruit. This resulted in a significant reduction in the pounds of edible nuts available for sale compared to our estimate. The increase in yield in 2009 compared to 2008 was partially offset by a price decline from an average of $2.13 per pound in 2008 to $1.77 per pound in 2009. The price decline for pistachios is attributable to the larger 2009 worldwide crop. We expect our 2010 revenues from pistachios to increase when compared to 2009 due primarily to higher production yields following this low “on” production year. However a larger crop and the stronger U.S. dollar could negatively impact the prices we receive in 2010.

We removed our walnut orchard following the 2007 harvest due to declining production and have replanted the acreage with Rubired grapes.

The following table reflects crop revenues in thousands for the last three years by variety of product and crop year. Production of almonds, pistachios and walnuts is stated in thousands of pounds and production of winegrapes is stated in thousands of tons. Average prices are stated on a per pound basis for almonds, pistachios and walnuts and average prices are stated on a per ton basis for winegrapes.

	2009			2008			2007
	Revenue	Production	Average Price	Revenue	Production	Average Price	Revenue	Production	Average Price
ALMONDS
Current year crop	$4,976	3,233	$1.54	$4,023	3,130	$1.29	$3,124	1,895	$1.65
Prior year crops	1,431	1,087	1.32	1,892	989	1.91	3,590	1,819	1.97
Price Adjustment	327			206			5
Siging bonus	55			—			0

Subtotal Almonds	6,789	4,320		6,121	4,119		6,719	3,714

PISTACHIOS
Current year crop	3,280	1,853	1.77	3,047	1,430	2.13	4,793	3,591	1.33
Price Adjustment	252			718			9

Subtotal Pistachios	3,532	1,853		3,765	1,430		4,802	3,591

WINEGRAPES
Current year crop	2,659	11	236	2,884	12	239	2,147	11	197
WALNUTS
Current year crop	—	—	—	—	—	—	1,168	1,146	1.02
Insurance proceeds	—			—			319
Price Adjustment	—			9			20

Subtotal Walnuts	—	—		9	—		1,507	1,146

Total crop proceeds	$12,980			$12,779			$15,175
Other farming revenues	3			108			229

Total farming revenues	$12,983			$12,887			$15,404

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With current worldwide grape production more in line with worldwide demand, the pressure on prices has been alleviated at the present time and grape prices should remain at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. While demand for product has been strong both in the United States and in export markets over the last few years, the increasing strength of the dollar and the current economic downturn has recently had a negative impact on the markets. It is too early to project 2010 crop yields and what impact that may have on prices later in 2010.

Water delivery and near term water availability continues to be a concern within California. The limitation of delivery of SWP water and the absence of available alternatives during the current drought could potentially cause permanent damage to orchards and vineyards. While we are impacted by this, we believe we have sufficient water resources available to meet our requirements in 20010. Please see our discussion on water in Item 2, “Properties—Water Operations.”

Farming segment profits were $1,195,000 in 2008, a decrease of $3,777,000, or 76%, when compared to the prior year. The decline in 2008 farming segment profits is due to decreased revenues of $2,517,000 and increased expenses of $1,260,000. The decrease in revenues was driven by lower yields for pistachios, lower 2008 almond prices, and the absence of walnut revenues as that orchard was replaced during 2008 with Rubired grapes due to limited production in recent years. Expenses in our farming segment increased $1,260,000 primarily due to increased water cost of $732,000 from the use of more expensive supplemental water as compared to SWP water and increased cultural costs as petroleum derived chemical costs increased.

Grape revenues for the 2008 crop increased $737,000 to $2,884,000 as compared to 2007 due to increased production and higher crop prices. Grape production increased approximately 1,200 tons as compared to 2007 as our new vineyard which was planted in 2006 began production in 2008. Additionally, the higher sugar content of our 2008 crop triggered a bonus payment on our Rubired varietal and resulted in a higher average price for our grape crop when compared to 2007. We have long term contracts for our grape crops ranging from two to fourteen years.

Almond revenues decreased $598,000 in 2008 to $6,121,000. Sales of the 2008 crop accounted for $4,023,000 of 2008 revenues compared to 2007 year crop sales in 2007 of $3,124,000. This increase was achieved through the sale of approximately 1,000,000 more pounds of almonds from the 2008 current year crop as compared to 2007. Our 2008 almond revenues included $1,892,000 of revenue from the sale of 2007 crop almonds in 2008 as compared to $3,590,000 of 2007 farming revenues attributable to the sale of 2006 crop almonds. These sales reflect amounts held in inventory at the end of the prior year and sold in the following calendar year. More pounds of prior year almonds were carried into 2007 than were carried into 2008, reflecting the primary difference in prior year crop revenues. We carried approximately 1,000,000 pounds of almonds in our inventory at December 31, 2008 which were sold in 2009.

Pistachio revenues decreased $1,037,000 in 2008 to $3,765,000. Pistachio yields decreased 2,161,000 pounds in 2008 compared to 2007 due to 2008 being an “off” production year in the alternate-bearing production cycle for pistachios. This drop in yield was partially offset by a price increase from an average of $1.33 per pound in 2007 to $2.13 per pound in 2008. The price increase for pistachios was attributable to the smaller 2008 crop.

For further discussion of the farming operations, refer to Item I “Business—Farming Operations.”

Investment Income

Investment income for 2009 of $1,640,000 represented a $529,000, or 24%, decrease compared to 2008. This decrease in investment income was due to a decrease in average funds invested during 2009 compared to 2008. Impairment losses of $113,000 taken during the year were fully offset by gains recognized on the subsequent sale of the investments. Investment income for 2008 of $2,169,000 represented a $1,340,000 decrease compared to 2007 amounts due to a decrease in average funds invested during 2008 as compared to 2007 and a loss on sales of securities of $225,000 and an impairment loss of $303,000. For further discussion of our investment securities, refer to Note 2 of the Notes to Consolidated Financial Statements, Marketable Securities.

Interest expense was $70,000 in 2009, the same as in both 2008 and 2007. Interest incurred and paid during 2009 was $306,000 compared to $175,000 in 2008 and $129,000 in 2007, of which $236,000, $105,000, and $59,000, respectively were capitalized.

Corporate Expenses

Corporate expenses decreased during 2009 when compared to 2008 primarily as a result of a decrease in compensation expenses of $973,000 due to decreased executive and employee bonuses and stock compensation. Additional savings were achieved though reduction of discretionary travel, donations and fuel costs. Offsetting this decrease were increases in amortization expense of long-term water contracts.

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

Equity in Earnings of Unconsolidated Joint Ventures

During 2009, we recognized net earnings of $374,000 from unconsolidated joint ventures compared to net earnings of $2,227,000 during 2008. The largest single component of these earnings consisted of our portion of the equity in the earnings of TA/Petro of $1,403,000. The balance of the net earnings from joint ventures consisted of losses from Five West Parcel of $936,000 and losses from TMV LLC of $30,000. Also included in this amount is our share of the loss from the Centennial Founders operations for the pre-consolidation period January 1, 2009 through June 30, 2009 of $63,000. After that date the results of operations of the Centennial Founders joint venture are consolidated due to amendments to the partnership agreement which qualified the joint venture for consolidation. Earnings from our TA/Petro joint venture declined $1,028,000 when compared to 2008 due to increased operating expenses. Earnings from TA/Petro could remain below historical levels during 2010 as additional expenses related to the new East side travel plaza reduce overall profitability. New travel plaza facilities routinely take up to three years to achieve consistent profitability. Losses from the Centennial and TMV joint ventures did not vary significantly from those incurred in 2008.

Within our Centennial joint venture, our partners are Pardee Homes, Lewis Investment Co. LLC and Standard Pacific. We have stated in the past that the last three years have been extremely difficult for many homebuilders as they have seen their businesses decline and their internal financing become much more difficult to obtain as we discuss in our liquidity and capital resources disclosures. We have also noted in our filings that if the real estate sector continued to be impacted by the economy it could become necessary for one or all of our current partners to leave the joint venture due to difficulty in meeting obligations related to future required capital contributions. Due to these circumstances the joint venture agreement was amended in August 2009 to allow our partners to become non-funding members during the entitlement phase of the project while we continue as the sole funding partner. During this period any non-funding partner’s percentage ownership interest will be diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. Consequently, the operating results of Centennial Founders were consolidated effective July 1, 2009. Despite this change, our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time. At December 31, 2009 we have a 57.1% ownership position in Centennial Founders. Please see our Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on August 10, 2009 for further details on this agreement.

The 606,000 square foot building owned by our Five West Parcel joint venture was partially leased for a portion of 2009. The tenant increased its occupancy space and extended its lease in late 2009. We continue to work with our partners to lease the remaining space. In November 2009, the construction loan on the building was repaid as the required coverage ratio had not been achieved. Replacement financing is now being negotiated and we anticipate completing that transaction during the first half of 2010. During 2009 we contributed 61.5 acres of land within TIC-West to a second joint venture with Rockefeller Development Group. This joint venture is 18-19 West LLC. We received $3,714,000 of equity investment in the partnership in exchange for the property we contributed and our partner contributed $1,857,000 of cash to the joint venture which was subsequently distributed to the Company. The land is being held for future development.

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

Income Taxes

For financial statement purposes, our effective tax rate for 2009 was 40.7% after taking into consideration permanent and temporary timing differences. Our effective tax rate is impacted by the noncontolling interest held in the Centennial Founders partnership because income (loss) before income taxes includes losses allocable to the noncontrolling interest. The tax benefit for 2009 was $2,354,000. During 2009, our largest permanent tax difference was related to depletion allowances. Our tax benefit at December 31, 2009 is $602,000. Additionally, temporary timing differences reduced our liability.

For 2009, we had net deferred tax assets of $6,489,000 and a related allowance of $750,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, stock grant expense, the land donation and deferred accounting gains on land sales. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary. However, one deferred tax asset related to a charitable donation of land is limited in the available carry-forward period and because it is more likely than not that this asset will not be utilized, an allowance has been set up for the full value of the asset.

Liquidity and Capital Resources

Cash Flow and Liquidity. Our financial position allows us to pursue our strategies of land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, cash and investments, and short-term borrowings from our bank credit facilities. In the past, we have also issued common stock and used the proceeds for funding needs. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, ensure adequate future water supplies, and provide funds for general land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.

Our cash, cash equivalents and short-term marketable securities totaled approximately $30,839,000 at December 31, 2009, a decrease of $24,200,000, or 44%, from the corresponding amount at the end of 2008. Cash and marketable securities decreased in 2009 due to a variety of factors. Significant cash inflows including net maturities of investment securities of $23,524,000, net borrowings of short-term debt of $6,800,000, and reimbursement proceeds from the CFD bonds of $2,007,000, were more than offset by investments in property plant and equipment of $20,957,000, mainly in our real estate projects, investments in joint ventures of $12,837,000, and water purchases of $3,899,000.

The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2009	2008	2007
Operating activities	$1,361	$4,313	$10,034
Investing activities	$(11,423)	$(14,909)	$(7,702)
Financing activities	$6,865	$4,174	$2,460

Our operations provided $1,361,000 of cash during 2009 which reflects a decline of $2,952,000, or 68%, compared to cash provided by operations in 2008. The primary reason for the decrease in cash inflows from operations in 2009 compared to 2008 was our net operating loss of $3,509,000 and a decline in liabilities of $2,845,000 including trade payables, accrued liabilities and income taxes payable. This cash outflow was mainly offset by non-cash operating expenses of $8,241,000 including depreciation, retirement plan costs, abandonments, and stock compensation. Net cash provided by operations during 2008 decreased to $4,313,000, or 57%, from $10,034,000 in 2007, primarily as a result of the decrease in net income, the absence in 2008 of earnings distributions from joint ventures and payments of income taxes. Partially offsetting these decreases in 2008 were collections of receivables, reduction of inventory balances and increases in payables.

Investing activities utilized $11,423,000 of funds in 2009 compared to $14,909,000 in 2008 and $7,702,000 in 2007. Investments for these years were primarily dominated by investments in our real estate projects, investments in our joint ventures, water purchases and investments in our farming operations. Capital investments of $20,957,000 in 2009 include real estate projects of $18,771,000 compared to capital investments in 2008 of $20,402,000 which included real estate project investments of $16,859,000. The real estate project investments are primarily related to infrastructure development at TIC and to the capitalization of costs related to our entitlement activities in our real estate projects which, in 2008, included our Conservation Agreement. We also invested cash of $6,013,000 in our TMV joint venture, $5,329,000 in our Five West Parcel joint venture, and $5,676,000 in our Centennial joint venture and made a non-cash contribution of land with a book value of $2,574,000 to the 18-19 West LLC joint venture and a non-cash contribution of $2,126,000 to our Centennial joint venture. Of the $5,676,000 of cash invested in our Centennial joint venture, $4,244,000 was invested subsequent to its July 1, 2009 consolidation, therefore the amount presented as investments in joint ventures in our statement of cash flows is shown net of this amount. We anticipate that our capital investment requirements for 2010 could be as high as $22,250,000. These estimated investments include approximately $3,020,000 of infrastructure and entitlement investment for real estate development projects and approximately $520,000 of investment within our operating and corporate operations for the replacement of equipment. In 2010 we expect to contribute $13,883,000 to our various joint ventures and make other capital investments of $3,789,000. Of this other capital investment amount, we expect approximately $3,222,000 will be invested in the purchase or conveyance of water inventory and drilling new wells or replacing existing wells. We continue to add to our current water assets to help secure our ability to supply water to our farming and real estate activities and as a future investment, since we believe that the cost of water in California will continue to increase. Investments in water are expected to continue at varied levels in future years.

Our funds provided by financing activities of $6,865,000 during 2009 resulted from net borrowings of $6,800,000 on our credit line and $241,000 from the exercise of stock options. The funds were utilized as working capital for our operations and for contributions to our joint ventures. Distributions from our joint ventures and proceeds from the sale of securities were used to repay $10,500,000 of the borrowing. We use this credit facility to fulfill cash needs that are not met by maturing securities or operating inflows due to the timing of those activities. Our funds provided by financing activities of $4,174,000 during 2008 resulted from borrowings of $7,750,000 on our line of credit and $1,226,000 of cash received from the exercise of stock options.

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

Capital Structure and Financial Condition. At December 31, 2009, total capitalization was $224,289,000, consisting of $9,908,000 of debt and $214,381,000 of equity and resulting in a debt-to-total-capitalization ratio of less than 5%, which is a 3% increase over the prior year’s debt-to-total-capitalization ratio.

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2009, had an outstanding balance of $9,550,000 and as of February 24, 2009 had an outstanding balance of $6,900,000. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. The interest rate on the line of credit is currently 2.5%. During the term of this credit facility (which matures in September 2010), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total stockholders’ equity plus debt less intangible assets, not less than $120,000,000 and working capital of not less than $50,000,000. At December 31, 2009 our tangible net worth was $224,289,000 and our working capital was $31,358,000. We did not meet the working capital covenant in our line of credit at year end. Our bank has provided a waiver for this covenant that includes no time limits to cure the working capital shortfall. We are currently working with our bank on the renewal of this credit facility. Our expectations are that it will be renewed, but given the current economic environment we anticipate some changes to the terms in our renewal line of credit. This line of credit is currently unsecured and we expect that our bank may require some level of collateral and possibly slightly higher financing costs upon renewal. We anticipate the successful renewal of this credit facility. Not having a line of credit in place could reduce our flexibility in responding to, or taking advantage of, future opportunities such as build-to-suit opportunities at TIC and similar activities within our TIC joint ventures. The outstanding long-term debt, less current portion of $33,000, is $325,000 at December 31, 2009. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, sales of easements over our land, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. As noted above, we have $30,839,000 in cash and securities at December 31, 2009 and current availability on lines of credit to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, sales of easements, and the issuance of common stock. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements as described earlier in the cash flow and liquidity discussions.

Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2009, to be paid over the next five years:

	Payments Due by Period ($ in thousands)
(in thousands)	Total	< 1 year	1-3 years	3-5 years	More than 5 years
CONTRACTUAL OBLIGATIONS:
Short-term debt	$9,550	$9,550	$—	$—	$—
Long-term debt	358	33	72	83	170
Interest on fixed rate debt	112	23	39	29	21
Line of credit commitment fees	99	99	—	—	—
Cash contract commitments	3,190	3,190	—	—	—
Tejon Conservancy advances	6,096	856	1,280	880	3,080

Total contractual obligations	$19,405	$13,751	$1,391	$992	$3,271

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

Our financial obligations to the Conservancy are prescribed in the Conservation Agreement. Our advances to the Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021. The obligation shown above represents eighty percent of the total required obligations under the Conservation Agreement for the next three years and fifty-five percent thereafter. These percentages take into consideration current and anticipated cash funding levels of the Company to the TMV LLC and the Centennial Founders, LLC and the anticipated funding levels of our joint venture partners.

As discussed in Note 13 to the Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Any payments related to the supplemental executive retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. During 2009, we made approximately $1,191,000 in pension plan contributions, compared to $360,000 in pension plan contributions in 2008. We estimate that we will contribute approximately $380,000 to the pension plan in 2010.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to the CFD.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1 -3 Years	4 - 5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,584	$4,584	$—	$—	$—

Total other commercial commitments	$4,584	$4,584	$—	$—	$—

The standby letter of credit referred to in the table above is related to the issuance of CFD bonds by the Tejon Ranch Public Facilities Financing Authority, a joint-powers authority created by Kern County and the Tejon-Castac Water District. The standby letter of credit is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. The standby letter of credit, if drawn upon, would not have a material impact upon the Company’s liquidity, capital resources, or market or credit risk support. This letter of credit is for a two-year period and will be renewed in two-year intervals as necessary.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard and Poor’s. See Note 2 of the Notes to Consolidated Financial Statements, Marketable Securities.

The Company is exposed to interest rate risk on its line of credit, which as of December 31, 2009 had an outstanding balance of $9,550,000, and as of February 19, 2009 had an outstanding balance of $6,900,000, and the long-term debt currently outstanding. The line-of-credit interest rate can be tied to the lending bank’s prime rate and would change when that rate changes, or the debt can be tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt ($358,000 as of December 31, 2009) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At December 31, 2009, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture, has an interest rate swap agreement with respect to $19,824,000 of its long-term debt to manage interest rate risk by converting floating-interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 2.55%.

Market risk related to our inventories ultimately depends on the value of the almonds, winegrapes, and pistachios, at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with current customers and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal. Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present the related weighted-average interest rates by expected maturity dates of our marketable securities and debt obligations.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2009

($ in thousands)

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value 12/31/09
Assets:
Marketable securities	$6,983	$7,511	$10,298	$4,876	$—	$—	$29,668	$30,156
Weighted average interest rate	3.14%	3.53%	3.08%	4.39%	0.00%	0.00%	3.42%
Liabilities:
Short-term debt	$9,550	$—	$—	$—	$—	$—	$9,550	$9,550
Weighted average interest rate	2.50%	—	—	—	—	—	2.50%
Long-term debt	$33	$35	$37	$40	$43	$170	$358	$358
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2008

($ in thousands)

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value 12/31/08
Assets:
Marketable securities	$16,860	$6,561	$10,388	$9,733	$9,851	$—	$53,393	$52,007
Weighted average interest rate	3.97%	3.39%	4.64%	4.51%	4.46%		4.22%
Liabilities:
Short-term debt	$2,750	$—	$—	$—	$—	$—	$2,750	$2,750
Weighted average interest rate	2.50%	0.00%	0.00%	0.00%	0.00%	0.00%	2.50%
Long-term debt	$30	$33	$35	$37	$40	$213	$388	$388
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

In comparison to the prior years, our risk with regard to fluctuations in interest rates has increased related to the use of debt because of the outstanding balance on our line of credit. Our risk with regard to fluctuations in interest rates has decreased slightly related to marketable securities since these balances have decreased compared to the prior year.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2009 almond production and 2010 crop production. The farming costs inventoried are recorded as actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at December 31, 2009, $5,575,000 is at risk to changing prices. Of that amount, $3,240,000 is attributable to almonds and $2,335,000 is attributable to pistachios. The comparable amounts of accounts receivable at December 31, 2008 were $2,145,000 related to almonds and $2,202,000 related to pistachios. The price estimated for recording accounts receivable at December 31, 2009 was $1.54 per pound for almonds. For every $0.01 change in the price of almonds, our receivable for almonds changes by $21,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $0.86 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $1.77 per pound, so for each $0.01 change in the price of pistachios, our receivable changes by $13,000, and the range of final prices over the last three years for pistachios has been $1.05 to $2.30.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.

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

In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of

Tejon Ranch Co.

We have audited Tejon Ranch Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tejon Ranch Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the companying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tejon Ranch Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Tejon Ranch Co. and subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 1, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2010 Annual Meeting of Stockholders.

(b)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows aggregated information as of December 31, 2009 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2009, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 7 and Note 8 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options/grants	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Stock options granted	354,294	$25.18	766,780

Restricted stock grants and restricted stock units at target goal achievement	422,718	Final price determined at time of vesting	766,780

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:			Page Number

1.	Consolidated Financial Statements:

	1.1	Report of Independent Registered Public Accounting Firm	62

	1.2	Consolidated Balance Sheets - December 31, 2009 and 2008	63

	1.3	Consolidated Statements of Operations - Years Ended December 31, 2009, 2008 and 2007	64

	1.4	Consolidated Statements of Stockholders’ Equity - Three Years Ended December 31, 2009	65

	1.5	Consolidated Statements of Cash Flows - Years Ended December 31, 2009, 2008, and 2007	66

	1.6	Notes to Consolidated Financial Statements	67

2.	Supplemental Financial Statement Schedules:

	None.

3.	Exhibits:

	3.1	Restated Certificate of Incorporation	FN 1

	3.2	By-Laws	FN 1

	4.1	Form of First Additional Investment Right	FN 2

	4.2	Form of Second Additional Investment Right	FN 3

	4.3	Registration and Reimbursement Agreement	FN 11

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 16

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated Stock Incentive Plan	FN 16

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 8

10.16	Form of Registration Rights Agreement	FN 9

10.17	*2004 Stock Incentive Program	FN 10

10.18	*Form of Restricted Stock Agreement	FN 10

10.19	*Form of Restricted Stock Unit Agreement	FN 10

10.23	Tejon Mountain Village LLC Operating Agreement	FN 12

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 13

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 17

21	List of Subsidiaries of Registrant	92

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	93

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	94

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	95

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	96

99.1	Financial Statements of Petro Travel Plaza Holdings LLC	97

* Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 7	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Periodic Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 and Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.

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

TEJON RANCH CO.

DATE: March 1, 2010	BY:	/s/ Robert A. Stine
Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

DATE: March 1, 2010	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ John L. Goolsby John L. Goolsby	Director	March 1, 2010

/s/ Barbara Grimm-Marshall Barbara Grimm-Marshall	Director	March 1, 2010

/s/ Norman Metcalfe Norman Metcalfe	Director	March 1, 2010

/s/ George G. C. Parker George G.C. Parker	Director	March 1, 2010

/s/ Kent Snyder Kent Snyder	Director	March 1, 2010

/s/ Geoffrey Stack Geoffrey Stack	Director	March 1, 2010

/s/ Robert A. Stine Robert A. Stine	Director	March 1, 2010

/s/ Michael H. Winer Michael H. Winer	Director	March 1, 2010

Annual Report on Form 10-K

Item 8, Item 15(a) (1) and (2), (b) and (c)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2009

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tejon Ranch Co.

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 1, 2010

Tejon Ranch Co. and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$683	$3,032
Marketable securities	30,156	52,007
Accounts receivable	7,117	8,281
Inventories	1,766	2,007
Prepaid expenses and other current assets	3,929	4,525
Deferred tax assets	691	1,138

Total current assets	44,342	70,990
Property and equipment, net	120,461	65,255
Investments in unconsolidated joint ventures	46,337	32,333
Long-term water assets	17,018	13,345
Long-term deferred tax assets	5,798	4,235
Other assets	788	914

Total assets	$234,744	$187,072

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,363	$2,824
Other accrued liabilities	560	659
Deferred income	1,478	760
Income taxes payable	—	—
Short-term line of credit	9,550	2,750
Current portion of long-term debt	33	30

Total current liabilities	12,984	7,023
Long-term debt, less current portion	325	358
Long-term deferred gains	2,277	1,688
Other liabilities	3,323	3,174
Pension liability	1,454	1,523
Commitments and contingencies
Stockholders’ equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000 Issued and outstanding shares -17,019,428 in 2009 and 16,986,770 in 2008	8,509	8,493
Additional paid-in capital	126,829	123,193
Accumulated other comprehensive loss	(2,151)	(2,797)
Noncontrolling interest	40,154	—
Retained earnings	41,040	44,417

Total stockholders’ equity	214,381	173,306

Total liabilities and stockholders’ equity	$234,744	$187,072

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31
	2009	2008	2007
Revenues:
Real estate - commercial/industrial	$14,996	$27,234	$16,940
Real estate - resort/residential	272	—	—
Farming	12,983	12,887	15,404

Total revenues	28,251	40,121	32,344
Costs and expenses:
Real estate - commercial/industrial	12,469	13,846	12,427
Real estate - resort/residential	4,443	4,563	3,512
Farming	11,804	11,692	10,432
Corporate expenses	7,311	8,539	8,547

Total expenses	36,027	38,640	34,918

Operating income (loss)	(7,776)	1,481	(2,574)
Other income (expense):
Investment income	1,640	2,169	3,509
Other	45	349	55
Interest expense	(70)	(70)	(70)

Total other income	1,615	2,448	3,494

Income (loss) from operations before equity in earnings of unconsolidated joint ventures	(6,161)	3,929	920

Equity in earnings of unconsolidated joint ventures, net	374	2,227	10,580

Income (loss) before income taxes	(5,787)	6,156	11,500
Income tax provision (benefit)	(2,354)	2,044	4,167

Net income (loss)	(3,433)	4,112	7,333
Net income (loss) attributable to noncontrolling interest	(56)	—	—

Net income (loss) attributable to common stockholders	$(3,377)	$4,112	$7,333

Net income (loss) attributable to common stockholders
Basic	$(0.20)	$0.24	$0.43

Diluted	$(0.20)	$0.23	$0.42

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three years ended December 31, 2009

($ in thousands, except share information)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Non- controlling Interest	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2006	16,776,049	$8,388	$110,558	$—	$(2,888)	$32,972	$149,030
Net income	—	—	—	—	—	7,333	7,333
Changes in unrealized losses on available-for-sale securities, net of taxes of $457	—	—	—	—	692	—	692
Benefit plan adjustments, net of taxes of $44	—	—	—	—	67	—	67
SERP liability adjustment, net of taxes of $79	—	—	—	—	120	—	120
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $41	—	—	—	—	(62)	—	(62)

Comprehensive income							8,150

Exercise of stock options and related tax benefit of $343	101,539	51	2,436	—	—	—	2,487
Restricted stock issuance	22,394	11	(11)	—	—	—	—
Stock compensation	—	—	5,387	—	—	—	5,387

Balance, December 31, 2007	16,899,982	8,450	118,370	—	(2,071)	40,305	165,054
Net income	—	—	—	—	—	4,112	4,112
Changes in unrealized losses on available-for-sale securities, net of taxes of $506	—	—	—	—	(765)	—	(765)
Benefit plan adjustments, net of taxes of $77	—	—	—	—	(154)	—	(154)
SERP liability adjustment, net of taxes $109	—	—	—	—	165	—	165
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $37	—	—	—	—	28	—	28

Comprehensive income							3,386

Exercise of stock options and related tax benefit of $227	56,064	28	1,425	—	—	—	1,453
Restricted stock issuance	30,724	15	(15)	—	—	—	—
Stock compensation	—	—	3,413	—	—	—	3,413

Balance, December 31, 2008	16,986,770	8,493	123,193	—	(2,797)	44,417	173,306
Net loss	—	—	—	(56)	—	(3,377)	(3,433)
Changes in unrealized losses on available-for-sale securities, net of taxes of $746	—	—	—	—	1,128	—	1,128
Benefit plan adjustments, net of taxes of $263	—	—	—	—	(394)	—	(394)
SERP liability adjustment, net of taxes $44	—	—	—	—	66	—	66
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $102	—	—	—	—	(154)	—	(154)

Comprehensive loss							(2,787)

Exercise of stock options and no related tax benefit	11,858	6	235	—	—	—	241
Restricted stock issuance	26,636	13	(13)	—	—	—	—
Stock compensation	—	—	3,557	—	—	—	3,557
Shares withheld for taxes	(5,836)	(3)	(143)	—	—	—	(146)
Noncontrolling interest	—	—	—	40,210	—	—	40,210

Balance, December 31, 2009	17,019,428	$8,509	$126,829	$40,154	$(2,151)	$41,040	$214,381

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31
	2009	2008	2007
Operating Activities
Net income (loss)	$(3,433)	$4,112	$7,333
Items not affecting cash:
Depreciation and amortization	3,122	2,885	2,410
Deferred income taxes	(1,072)	(314)	(976)
Gain from sale of real estate	—	(6,219)	(712)
Non-cash straight line rent income	153	(151)	(562)
Non-cash expense of retirement plans	900	791	586
(Gain) loss on sales of assets/ investments	(114)	225	25
Fair market value adjustments	113	304	—
Equity in (earnings) losses of unconsolidated joint ventures, net	(374)	(2,227)	(10,580)
Non-cash issuances of stock and stock compensation expense	3,557	3,413	5,387
Excess tax benefit from stock-based compensation	—	(227)	(343)
Abandonment expense	662	—	—
Distribution of earnings from joint ventures	—	—	8,016
Changes in certain current assets and current liabilities:
Accounts receivable	(962)	1,071	(1,802)
Inventories	225	215	300
Prepaid expenses and deferred taxes	602	91	(338)
Trade accounts payable and other accrued liabilities	(2,126)	1,290	(44)
Deferred income	738	188	(25)
Income taxes payable	(630)	(1,134)	1,359

Net cash provided by operating activities	1,361	4,313	10,034
Investing Activities
Maturities of marketable securities	38,400	42,438	28,697
Funds invested in marketable securities	(14,876)	(28,904)	(21,944)
Reimbursement proceeds from community facilities district	2,007	—	2,981
Proceeds from sale of real estate	—	7,376	—
Distribution of equity from joint ventures	1,866	55	1,182
Property and equipment disposals	32	36	33
Property and equipment expenditures	(20,957)	(20,402)	(9,887)
Investments in long-term water assets	(3,899)	(11,376)	(2,121)
Investment in unconsolidated joint ventures	(12,837)	(3,828)	(6,455)
Other	(1,159)	(304)	(188)

Net cash used in investing activities	(11,423)	(14,909)	(7,702)
Financing Activities
Payments on short-term debt	(10,500)	(5,000)	—
Borrowing of short-term debt	17,300	7,750	—
Repayment of long-term debt	(30)	(29)	(27)
Excess tax benefit from stock-based compensation	—	227	343
Exercise of stock options	241	1,226	2,144
Taxes on vested stock grant	(146)	—	—

Net cash provided by financing activities	6,865	4,174	2,460
Increase (decrease) in cash and cash equivalents	(3,197)	(6,422)	4,792
Cash and cash equivalents at beginning of year	3,880	9,454	4,662

Cash and cash equivalents at end of year	$683	$3,032	$9,454

Supplemental Cash Flow Information
Interest paid (net of amounts capitalized)	$70	$70	$70

Taxes paid (net of refunds)	$(661)	$3,430	$2,813

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co. and the accounts of all subsidiaries and investments in which a controlling interest is held by Tejon Ranch Co., or the Company. All significant intercompany transactions have been eliminated in consolidation.

The period ending December 31, 2009 includes the consolidation of Centennial Founders LLC’s statement of operations, balance sheet, and statement of cash flows for the six months ended December 31, 2009 due to an amendment to the joint venture operating agreement that resulted in the Company having control of that joint venture. In prior periods the results of operations of Centennial Founders LLC were included as part of equity in the Company’s equity in earnings of unconsolidated joint ventures. The Company’s balance sheet and statement of stockholders’ equity are presented on a consolidated basis including the consolidation of Centennial Founders LLC. Please refer to Part II, Other Information, Item 5, “Other Information” of the Company’s June 30, 2009 Form 10-Q for the quarterly period ended June 30, 2009, for additional information regarding Centennial Founders LLC.

This consolidation of Centennial Founders LLC resulted in increases in the following balance sheet accounts with no corresponding impact to the Company’s cash:

(in thousands)
Property, plant and equipment	$49,266
Accounts payable	$545
Accrued liabilities	$21
Non-controlling interests	$37,760

Reclassification

Certain amounts included in the 2008 balance sheet and the 2007 and 2008 statements of cash flows have been reclassified to conform to the current year presentation. The balance sheet reclassification is necessary to reclassify water assets from inventory to long-term assets and to bifurcate the deferred tax assets between current and non-current in the balance sheet and in the corresponding cash flow statement.

Subsequent Events

We adopted Accounting Standards Codification, or ASC, 855 “Subsequent Events” effective beginning the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred through the date of issuance of these financial statements.

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

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures in which the Company has less than a controlling interest, or is not the primary beneficiary if the joint venture is determined to be a variable interest entity under Accounting Standards Codification 810 – “Consolidation,” are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions, and the Company’s equity in net earnings or loss of the respective joint venture.

Fair Values of Financial Instruments

Effective October 1, 2008, we adopted the FASB’s authoritative guidance for fair value measurements of certain financial instruments. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:

•	Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

•

Level 2 – Valuation is determined from quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•

Level 3 – Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on our own estimates about the assumptions that market participants would use to value the asset or liability.

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurement. Fair value measurements are used for marketable securities, investments within the pension plan and hedging instruments.

Credit Risk

The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at their estimated fair values in the consolidated balance sheets.

In 2009 and 2007 Calpine, a tenant who leases land for a power plant, accounted for 12% and 11%, respectively, of the Company’s revenues. In 2008 Stockdale Oil and Gas, an oil and gas lease-holder, accounted for 13% of the Company’s revenues.

The Company maintains its cash and cash equivalents in federally insured financial institutions. The account balances at these institutions periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant.

Farm Inventories

Costs of bringing crops to harvest are inventoried when incurred. Such costs are expensed when the crops are sold. Expenses are computed and recognized on an average cost per pound or per ton basis, as appropriate. Costs during the current year related to the next year’s crop are inventoried and carried in inventory until the matching crop is harvested and sold. Farm inventories held for sale are valued at the lower of cost (first-in, first-out method) or market.

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

Long Term Water Assets

Long term water contracts are in place with the Tulare Water Storage District. These contracts provide the Company with the right to receive water over the term of the contracts which expire in 2035. These contracts are being amortized on the straight line basis over their contractual life. Contracts with the Wheeler Ridge Maricopa Water Storage District are also in place, but were acquired at inception, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts.

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

At the time crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company’s fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $579,000 in 2009, $933,000 in 2008, and $34,000 in 2007. The adjustment in 2009 was due to $252,000 in additional bonus payments and price adjustments on pistachios and $327,000 in adjustments related to almonds as prices continued to increase prior to the contract settlement. The large adjustment in 2008 was due to bonus payments received on pistachios of $718,000 and $206,000 from continuing price increases for almonds. The adjustments in previous years were related to increases in almond, pistachio and walnut prices prior to the receipt of our final scheduled payments.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2009, 2008, and 2007, no such withholding was mandated.

Common Stock Options and Grants

The Company follows ASC 718, “Compensation – Stock Compensation” in accounting for stock incentive plans. Beginning in 2006, the Company expensed the cost of stock options granted in prior years that were continuing to vest. Prior to 2006, the Company followed Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for stock options and under which no cost related to grants of stock options was reflected in net income (loss).

Restricted stock grants and restricted stock units are expensed over the expected vesting period. The Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company will update its estimates and reflect any changes to the estimate in the income statement.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during the year (17,007,731 in 2009, 16,943,927 in 2008, and 16,858,033 in 2007). Diluted net income per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and the vesting of restricted stock grants and performance share grants per ASC 260, “Earnings Per Share” (17,469,815 in 2009, 17,570,176 in 2008, and 17,544,478 in 2007). The weighted-average additional number of shares relating to dilutive stock options and grants was 462,084 in 2009, 626,249 in 2008, and 686,445 in 2007. For 2009, diluted net loss per share from continuing operations is based on the weighted-average number of shares of common stock outstanding because the impact of stock options and unvested stock grants is antidilutive.

Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2009 and 2008, management of the Company believes that none of its assets are impaired.

Sales of Real Estate

In recognizing revenue from land sales, the Company follows the provisions in ASC 976 “Real Estate – Retail Land” to record these sales. ASC 976 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, ASC 976 requires a land sale to be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold, or be required to develop the property in the future or construct facilities or off-site improvements.

Allocation of Costs Related to Land Sales and Leases

When the Company sells land within one of its real estate developments and has not completed all infrastructure development related to the total project, the Company follows ASC 976 “Real Estate – Retail Land” to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, the Company uses estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market change and costs of construction change.

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

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2009 or 2008.

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

New Accounting Pronouncements

The accounting policies adopted during 2009 were related to new accounting pronouncements and the adoption of these policies did not have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a Variable Interest Entity, or “VIE.” In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which amends ASC 810 to replace the quantitative based risk and reward calculation for determining which entity has a controlling financial interest, to an approach that is primarily qualitative in its identification of controlling financial interest. This statement requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. The effective date for this amendment is the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We have reviewed this amendment and determined that implementation could potentially result in a future requirement to consolidate previously unconsolidated entities into our financial statements, but at this time we do not believe we have any additional VIE’s that will be subject to consolidation. Such consolidations could materially impact our statement of operations and our financial condition positively or negatively in line with the financial results of the entity being consolidated.

2. MARKETABLE SECURITIES

ASC 320 “Investments – Debt and Equity Securities” requires that an enterprise classify all debt securities as either held-to-maturity, trading or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis.

The following is a summary of available-for-sale securities at December 31, 2009 and December 31, 2008:

($ in thousands)	2009		2008
Marketable Securities:	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months	$2,406	$2,397	$—	$—
with unrecognized gains	1,445	1,448	—	—

Total Certificates of deposit	3,851	3,845	—	—

US Treasury and agency notes
with unrecognized losses for less than 12 months	1,569	1,558	—	—
with unrecognized losses for more than 12 months	19	11	541	528
with unrecognized gains	10,438	10,588	20,650	21,013

Total US Treasury and agency notes	12,026	12,157	21,191	21,541

Corporate notes
with unrecognized losses for less than 12 months	275	273	14,857	13,793
with unrecognized losses for more than 12 months	1,121	1,110	10,601	9,941
with unrecognized gains	10,030	10,376	3,442	3,492

Total Corporate notes	11,426	11,759	28,900	27,226

Municipal notes
with unrecognized losses for less than 12 months	128	127	2,869	2,805
with unrecognized losses for more than 12 months	369	368
with unrecognized gains	1,868	1,900	433	435

Total Municipal notes	2,365	2,395	3,302	3,240

	$29,668	$30,156	$53,393	$52,007

In June 2009, we adopted the provisions of ASC 320 “Investments – Debt and Equity Securities” which amended the recognition requirements for other-than-temporary impairment for debt securities. We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income.

At December 31, 2009, the fair market value of investment securities exceeded the cost basis by $488,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

For the year ended December 31, 2009, we recognized $113,000 of impairment losses in our statement of operations. These impaired securities were subsequently sold at a gain which fully offset the previously recognized impairment loss.

As of December 31, 2009, the adjustment to accumulated other comprehensive income (loss) in consolidated stockholders’ equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $1,128,000, which is net of taxes of $746,000.

As of December 31, 2009, the Company’s gross unrealized holding gains equal $531,000 and gross unrealized holding losses equal $43,000. On December 31, 2009, the average maturity of certificates of deposits was 2 years, the average maturity of U.S. Treasury and agency securities was 2.2 years, the average maturity of corporate notes was 2.1 years and the average maturity of municipal notes was 1.9 years. Currently, the Company has no securities with a remaining term to maturity of greater than four years.

The following table summarizes the maturities, at par, of marketable securities by year ($ in thousands):

At December 31, 2009	2010	2011	2012	2013	2014	Total
Certificates of deposit	$495	$1,736	$1,547	$—	$—	$3,778
U.S. Treasury and agency notes	4,625	1,645	4,880	805	—	11,955
Corporate notes	1,581	3,129	3,200	3,536	—	11,446
Municipal notes	255	940	650	500	—	2,345

	$6,956	$7,450	$10,277	$4,841	$—	$29,524

At December 31, 2008	2009	2010	2011	2012	2013	Total
U.S. Treasury and agency notes	$6,535	$4,625	$4,510	$1,914	$3,502	$21,086
Corporate notes	9,922	1,781	5,108	6,844	5,316	28,971
Municipal notes	375	100	815	1,115	890	3,295

	$16,832	$6,506	$10,433	$9,873	$9,708	$53,352

All of our securities are valued using level one indicators, which are quoted market prices for the securities. The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

3. INVENTORIES

Inventories consist of the following at December 31:

($ in thousands)	2009	2008
Farming inventories	$1,582	$1,975
Other	184	32

	$1,766	$2,007

Farming inventories consist of costs incurred during the current year related to the next year’s crop as well as any current year’s unsold product and farming chemicals.

4. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2009	2008
Land and land improvements	$14,120	$11,405
Buildings and improvements	10,420	10,846
Machinery, water pipelines, furniture fixtures and other equipment	10,121	9,912
Vineyards and orchards	34,530	29,765
Development in process	86,996	35,990

	156,187	97,918
Less accumulated depreciation	(35,726)	(32,663)

	$120,461	$65,255

The large increase in the Property and Equipment balance as of December 31, 2009 is due to the initial consolidation of the Centennial Founders LLC. The consolidation of the joint venture’s property and equipment, net of accumulated depreciation, accounted for $54,232,000 of the increase in the 2009 ending balances as compared to the 2008 ending balances. Of this increase, $51,810,000 is classified as Development in Process and relates to entitlement work performed on the Centennial community.

The Company received $2,007,000 of reimbursement from the Community Facilities District bond fund in 2009 but received no reimbursement in 2008. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Industrial Complex and were reflected as a reduction to development in process.

5. LONG TERM WATER ASSETS

Long term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost of $2,155,000 which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency as well as 116 acre feet of water in AVEK’s water bank. An additional 14,786 acre feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds long-term contracts with the County of Tulare to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $226,000. Water assets consist of the following at December 31:

($ in thousands)	2009	2008
Banked water and water for future delivery	$2,155	$2,126
Transferable water	8,985	5,115
Water Contracts County of Tulare (net of amortization of $378,000)	5,878	6,104

Total long-term assets	$17,018	$13,345

6. SHORT-TERM AND LONG-TERM DEBT

The Company has $9,550,000 of outstanding short-term debt at December 31, 2009 and had $2,750,000 of outstanding short-term debt at December 31, 2008.

Long-term debt consists of the following at December 31:

($ in thousands)	2009	2008
Note payable to a bank	$358	$388
Less current portion	(33)	(30)

	$325	$358

The Company has a long-term revolving line of credit of $30,000,000 that had an outstanding balance of $9,550,000 at December 31, 2009. This credit facility bears an interest rate that floats with changes in the lending bank’s prime interest rate. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. At December 31, 2009 the weighted average rate was 2.5%. During the term of this credit facility, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow as necessary. Any outstanding principal balance on this unsecured credit facility is due and payable in full in September 2010. If not utilized, the annual non-use fee on this line of credit is approximately $29,000. Under the terms of the line of credit, we must maintain tangible net worth, defined as total stockholders’ equity plus debt less intangible assets, not less than $120,000,000 and working capital of not less than $50,000,000. At December 31, 2009 our tangible net worth was $224,289,000 and our working capital was $31,358,000. We did not meet our working capital covenant at year end. Our bank has provided a waiver for this covenant as we are currently working with them on the renewal of this credit facility that matures in September 2010. The outstanding long-term debt, less current portion of $33,000 is $325,000 at December 31, 2009 and bears interest at the rate of 6.75% annually. This debt is being used to provide long-term financing for a building being leased to Starbucks. This debt is secured by the leased building and land, which has a book value of $381,000. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.

Interest incurred and paid was $306,000, $175,000, and $129,000, for the years ended December 31, 2009, 2008, and 2007, respectively. The Company’s capitalized interest costs were $236,000, $105,000, and $59,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

Maturities of long-term debt at December 31, 2009 are $33,000 in 2010, $35,000 in 2011, $37,000 in 2012, $40,000 in 2013, $43,000 in 2014 and $170,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

7. COMMON STOCK AND STOCK OPTION INFORMATION

The Company’s 1998 Stock Incentive Plan provides for the making of awards to employees, consultants, and advisors of the Company with respect to 1,600,000 shares of the Company’s common stock. At the 2008 Annual Meeting the Shareholders of the Company approved an Amended and Restated 1998 Stock Incentive Plan, or the “1998 Plan,” that increased the number of shares in the 1998 plan from 1,600,000 to 2,350,000. Since the initial adoption of the 1998 Plan through December 31, 2009, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 810,017 of which have been exercised or forfeited, leaving 319,275 granted options outstanding at December 31, 2009. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. At the 2008 Annual Meeting, the Shareholders of the Company approved an Amended and Restated Non-Employee Director Stock Incentive Plan, or the “NDSI Plan.” The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the initial adoption of the NDSI Plan through December 31, 2009, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 48,499 options have been exercised or forfeited, leaving 35,019 granted options outstanding at December 31, 2009.

There were no options granted during 2009, 2008 or 2007.

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

Exercise prices for options outstanding as of December 31, 2009 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately two years. None of the options granted under the 1998 Plan or the NDSI plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2009		2008		2007
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of year	502,621	$24.26	558,685	$24.26	660,224	$23.55
Granted	—	—	—	—	—	—
Exercised	(11,858)	(20.30)	(56,064)	(21.87)	(101,539)	(21.12)
Forfeited/Cancelled	(136,469)	(23.17)	—	—	—	—

Outstanding end of year	354,294	$25.18	502,621	$24.26	558,685	$23.55

Options exercisable end of year	354,294	$25.18	502,621	$24.26	558,685	$23.53

All options were fully vested as of December 31, 2007. No options were granted in the year ended December 31, 2009.

As of December 31, 2009, there is no unrecognized compensation cost related to stock options. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 were $34,000, $569,000, and $2,918,000, respectively. As of December 31, 2009, there were 354,294 options vested and exercisable with a weighted-average exercise price of $25.18, aggregate intrinsic value of $1,430,000, and weighted-average remaining contractual life of two years.

There was no compensation cost related to stock option arrangements recognized in income for the year ended December 31, 2009 or December 31, 2008. The comparable amounts of compensation cost and related tax benefits for the year ended December 31, 2007 were $333,000 and $120,000 respectively. No share-based payment compensation costs were capitalized during this period.

8. STOCK COMPENSATION PLAN

The 1998 Plan and the 2004 Stock Incentive Plan, a stock incentive plan approved by the shareholders of the Company in May 2004 for designated employees and a stock compensation plan for the Board of Directors, provide for the making of stock grant awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. The Company has issued 52,784 shares of restricted stock that vest over four-year periods of time and of this amount 51,660 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 385,071 for threshold performance, 451,769 shares for target performance, and 545,677 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities.

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

Total expense related to this plan for the year ending December 31, 2009 was $3,187,000. There was $3,039,000 of costs related to stock grants for the year ended December 31, 2008.

During 2009 and 2008, it was determined that certain performance conditions related to cash flow and milestone goals would not be achieved and the related cumulative compensation cost previously recorded for these awards was reversed. Additional changes in estimates related to performance grants resulted in a reduction of expected compensation costs during the year and prospectively under the plan. The combined impact of these changes resulted in a reduction in expense and increases in pretax income of $369,000 in 2009 and $2,192,000 during 2008. The effect of this change in estimate increased our net income by $218,000 or $0.01 per share, diluted for 2009 and $1,468,000, or $0.08 per share, diluted for 2008.

Under the Board of Directors’ compensation plan, each director receives their annual compensation in stock. Under this plan, 34,995 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to director stock compensation during the year ended December 31, 2009 was $370,000. There was $374,000 of cost related to this plan for the year ended December 31, 2008.

9. INTEREST RATE RISK MANAGEMENT

At December 31, 2009, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $19,824,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 2.55%. The joint venture accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures.

10. INCOME TAXES

The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision (benefit) for income taxes consists of the following at December 31:

($ in thousands)	2009	2008	2007
Total provision (benefit):	$(2,354)	$2,044	$4,167
Federal:
Current	$(923)	$1,387	$1,059
Deferred	(909)	236	2,161

	(1,832)	1,623	3,220
State:
Current	71	505	300
Deferred	(593)	(84)	647

	(522)	421	947

	$(2,354)	$2,044	$4,167

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows for the years ended December 31:

($ in thousands)	2009	2008	2007
Income tax (benefit) at statutory rate	$(1,968)	$2,093	$3,910
State income taxes, net of Federal benefit	(351)	278	671
Oil and mineral depletion	(250)	(448)	(239)
Land contribution	750	—	—
Valuation allowance-land contribution	(750)	—	—
Other, net	215	121	(175)

Total provision (benefit)	$(2,354)	$2,044	$4,167

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2009	2008
Deferred income tax assets:
Accrued expenses	$218	$220
Prepaid revenues	641	319
Capitalization of costs	1,321	1,185
Pension adjustment	1,740	1,631
Stock grant expense	7,246	5,822
Joint venture allocations	154	428
Market value adjustment	—	594
Book deferred gains	963	719
Provision for additional capitalized costs	490	—
Charitable contributions carryforward	841	38
Other	394	117

Total deferred income tax assets	14,008	11,073

Deferred income tax liabilities:
Deferred gains	1,569	1,629
Depreciation	1,644	982
Cost of sales allocations	1,252	1,192
Joint venture allocations	232	71
Straight line rent	1,204	1,270
Prepaid expenses	82	149
State deferred taxes	577	252
Other	209	155

Total deferred income tax liabilities	6,769	5,700

Net deferred income tax asset	7,239	5,373

Allowance for deferred tax assets	(750)	—

Net deferred taxes	$6,489	$5,373

The net current and non-current deferred tax assets for 2009 and 2008 are included separately on the face of the balance sheet. Due to the nature of most of our deferred tax assets, the Company believes they will be used through operations in future years and an allowance is not necessary. However, one deferred tax asset related to a charitable donation of land is limited in the available carry-forward period and because it is more likely than not that this asset will not be utilized, an allowance has been set up for the full value of the asset.

During 2008, the Company recognized certain net tax benefits related to stock option plans in the amount of $227,000. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital. No such benefits accrued to the Company in 2009.

The Company made no income tax payments during 2009, but received combined federal and state tax refunds related to 2008 in the amount of $661,000. The Company made net payments of income taxes of $3,430,000, and $2,813,000 during 2008 and 2007, respectively.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company recognized accrued interest of $71,000 related to unrecognized tax benefits during the twelve months ended December 31, 2009 and penalties of $8,000 during the year.

The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. At December 31, 2009 there were $490,000 of unrecognized tax benefits which were generated in the current year and relate to tax positions of prior years. There have been no material changes in our tax benefits from December 31, 2008. The Internal Revenue Service (IRS) is conducting an examination of the Company’s federal income tax returns for 2005, 2006 and 2007, and as of December 31, 2009, the IRS has proposed certain adjustments stemming from the timing of deductions taken for certain costs which the Company expensed when incurred and which the IRS contends should be capitalized and deducted in a later tax period. Management has evaluated the proposed adjustments and disagrees with the position taken by the IRS. The case is currently at the IRS appeals level for consideration. The Company anticipates that it is reasonably possible that additional income tax payments, including interest, of approximately $561,000 could be made during 2010. The ultimate deductibility of these expenses is highly certain, but the timing of the deductions is in question. Because of the impact of deferred tax accounting, other than interest and penalties, disallowance of the immediate deduction for these items would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. Tax years from 2005 to 2008 remain subject to examination by the Federal and California State taxing authorities.

11. LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $5,074,000 and $3,241,000, respectively, at December 31, 2009. Income from commercial rents included in real estate revenue, excluding percentage rents based on sales revenues, was $4,648,000 in 2009, $4,326,000 in 2008, and $3,539,000 in 2007. Contingent commercial payments were $628,000, $1,060,000, and $1,084,000 for 2009, 2008, and 2007, respectively. Future minimum rental income on non-cancelable operating leases as of December 31, 2009 is $4,434,000 in 2010, $4,199,000 in 2011, $4,127,000 in 2012, $3,993,000 in 2013, $3,764,000 in 2014 and $34,863,000 for years thereafter.

12. COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres (unaudited) of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2010 are $1,920,000 before any potential credits are received, whether or not water is available or is used. Minimum payments made under these contracts were approximately, $2,624,000 in 2009, $2,845,000 in 2008, and $2,406,000 in 2007.

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or CFD, a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 (unaudited) acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. There is a standby letter of credit for $4,584,000 related to the issuance of the Community Facility District bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless the Company, as the largest land holder in the district, fails to make its property tax payments. This letter of credit is for a two-year period and will be renewed in two year intervals as necessary. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. In 2009, $2,007,000 was reimbursed through these bond funds. In 2009, 2008, and 2007, the Company paid approximately $250,000, $748,000, and $940,000, respectively, in special taxes related to the CFD. As development continues to occur at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2010 of approximately $186,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 (unaudited) acres released from the CFD lien.

On October 5, 2009 the Kern County Board of Supervisors granted entitlement approval for TMV. On November 10, 2009 a group consisting of the Center for Biological Diversity, Wishtoyo Foundation, Tri-County Watchdogs and the Center on Race, Poverty and the Environment filed an action in Kern Superior Court under the California Environmental Quality Act, or CEQA, against Kern County and the Kern County Board of Supervisors, collectively, the “County,” concerning the County’s granting of approval for TMV including the certification of the EIR, approval of associated General Plan amendments, adoption of associated Zoning Maps, adoption of Special Plan No. 1, Map 256, exclusion from Agricultural Preserves Nos 4 and 19, and approval of Vesting Tentative Tract Maps 6720 and 6717, among other associated approvals. TMV is named as the Real Party in Interest.

The action alleges that the County failed to properly follow the procedures and requirements of CEQA including failure to identify, analyze and mitigate impacts to air quality, biological resources, hydrology and water quality, traffic, cultural resources, hazards, and failure to adequately describe the project and the environmental setting. The action also alleges that the County violated the Planning and Zoning Law and the Kern County General Plan.

The Company is not aware of any such failures on the part of the County and believes the EIR fully addresses all environmental impacts of the project including those specifically cited in the legal action. The Company is actively involved in supporting the County as it defends the approval of the project. The case is expected to be heard by the Court in 2010 and appealed if the plaintiffs do not prevail in their initial action. The Company will provide financial support to the County in defense of their decision.

An additional suit was filed in Federal Court by an alleged representative of the Kawaiisu Tribe alleging that the Company does not hold legal title to the land it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the Court found in favor of the Company.

On February 10, 2010, an individual and a related limited liability company (collectively “Burrows”) filed a lawsuit in Los Angeles County regarding the allocation of certain water, land and entitlement processing rights as between Burrows, Tejon and Tejon’s development partners for the Centennial project in Los Angeles County. The lawsuit arises from and relates to a 2006 settlement agreement involving a land swap, water rights and entitlement processing requirements relating to Centennial and certain properties owned by Burrows in the immediate vicinity of the Centennial site.

A temporary restraining order (“TRO”) was issued by the judge assigned to this lawsuit on February 11, 2010, that directs Centennial to refrain in future communications with Los Angeles County from relying on groundwater used to irrigate a 160-acre parcel as a water source for the Centennial project. The 160-acre parcel is owned by Burrows but leased and irrigated by Tejon from off-site wells owned by Tejon.

Centennial is in compliance with the TRO. The Company, and its development partner Centennial, are aggressively defending this lawsuit, following several months of unsuccessful settlement discussions with Burrows. The Company has secured the services of an outside law firm to litigate this claim. Given the very short period since the filing of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the Burrows lawsuit. The monetary value of a potential adverse outcome on the claim is likewise unknown.

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

13. RETIREMENT PLANS

The Company has a defined benefit retirement plan that covers the majority of employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The following accumulated benefit information is as of December 31:

($ in thousands)	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$4,766	$5,565
Service cost	260	192
Interest cost	273	326
Actuarial gain	1,043	(1,062)
Benefits paid	(446)	(255)

Benefit obligation at end of year	$5,896	$4,766

Accumulated benefit obligation at end of year	$5,240	$4,510

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,243	$4,273
Actual return on plan assets	562	(1,060)
Employer contribution	1,191	360
Benefits/expenses paid	(554)	(330)

Fair value of plan assets at end of year	$4,442	$3,243

Funded status - liability	$(1,454)	$(1,523)

	2009	2008
Amounts recorded in stockholders’ equity
Net actuarial (gain)	$(3,032)	$(2,404)
Prior service cost	263	292

Total amount recorded	$(2,769)	$(2,112)

Amount recorded, net taxes	$(1,664)	$(1,270)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2009 and 2008 include the following components:

	2009	2008
Net (gain) loss	$(797)	$(344)
Recognition of net actuarial gain or (loss)	169	142
Recognized prior service cost	(29)	(29)

Total changes	$(657)	$(231)

Changes, net of taxes	$(394)	$(154)

The company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$169
Amortization prior service cost	$(29)

At December 31, 2009 and 2008 the Company has a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there were no additional transition impacts upon implementation of a year-end measurement date for plan assets. For 2010, the Company is estimating that contributions to the pension plan will be approximately $380,000. Based on actuarial estimates, it is expected that annual benefit payments will be $138,000 in 2010, $157,000 in 2011, $174,000 in 2012, $254,000 in 2013 and $2,296,000 for years 2014 through 2018.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2009, the investment mix was 66% equity, 29% debt, and 5% money markets. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds, and international stock funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 6% and 3% for 2009 and 2008, and 5% and 3% in 2007. The expected long-term rate of return on plan assets was 7.5% for all years. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. The fair value of plan assets is determined using level one indicators which are quoted market prices for the securities. Effective February 1, 2007 the Company ceased admitting new employees into the Defined Benefit Plan. Concurrently, the Company reduced the benefit accrual percentage for current plan participants on a prospective basis, and aligned its retirement age with the social security retirement age.

Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2009	2008	2007
Cost components:
Service cost	$(260)	$(192)	$(6)
Interest cost	(273)	(326)	(287)
Expected return on plan assets	266	306	315
Net amortization and deferral	(140)	(113)	(111)

Total net periodic pension cost	$(407)	$(325)	$(89)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded, but associated liabilities of $3,323,000 and $3,094,000 are reflected in the Company’s consolidated balance sheets as other liabilities as of December 31, 2009 and 2008, respectively. The Company also provides a 401(k) plan to its employees and contributed $78,000 to the plan for 2009 and $61,000 to the plan for 2008.

14. BUSINESS SEGMENTS

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Information pertaining to operating results of the Company’s business segments follows for each of the years ended December 31:

($ in thousands)	2009	2008	2007
Revenues
Real estate - commercial/industrial	$14,996	$27,234	$16,940
Real estate - resort/residential	272	—	—
Farming	12,983	12,887	15,404

Segment revenues	28,251	40,121	32,344
Investment income	1,640	2,169	3,509
Other income	45	349	55

Total revenues	$29,936	$42,639	$35,908

Segment Profits (Losses) and Net Income (Loss)
Real estate - commercial/industrial	$2,527	$13,388	$4,513
Real estate - resort/residential	(4,171)	(4,563)	(3,512)
Farming	1,179	1,195	4,972

Segment profits	(465)	10,020	5,973

Investment income	1,640	2,169	3,509
Other income	45	349	55
Interest expense	(70)	(70)	(70)
Corporate expenses	(7,311)	(8,539)	(8,547)

Operating income (loss) before equity in earnings of unconsolidated joint ventures	(6,161)	3,929	920
Equity in earnings of unconsolidated joint ventures	374	2,227	10,580

Income (loss) before taxes	(5,787)	6,156	11,500

Commercial/industrial real estate development generates revenues from lease activities, land sales, building sales and leases, oil and mineral royalties and grazing leases, with the primary commercial/industrial development being Tejon Industrial Complex.

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

($ in thousands)	2009	2008	2007
Commercial leases	$5,613	$6,071	$6,126
Land sales	—	7,377	712
Oil & mineral royalties	5,639	9,772	5,917
Grazing leases	1,129	1,120	1,100
All other land management ancillary services	2,615	2,894	3,085

	$14,996	$27,234	$16,940

Land management ancillary services include wildlife management, landscape and property maintenance, and building management services.

Resort/residential land development produces revenues from farming activities within the Centennial Founders LLC and is actively involved in the land entitlement and pre-development process. Farming produces revenues from the sale of winegrapes, almonds, pistachios, and during 2007, walnuts.

Information pertaining to assets of the Company’s business segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2009
Real estate - commercial/industrial	$59,652	$1,031	$11,428
Real estate - resort/residential	86,553	133	7,343
Farming	23,375	1,199	1,571
Corporate	65,164	759	615

Total	$234,744	$3,122	$20,957

2008
Real estate - commercial/industrial	$45,826	$943	$12,272
Real estate - resort/residential	34,357	82	4,587
Farming	22,180	1,180	2,800
Corporate	84,709	680	743

Total	$187,072	$2,885	$20,402

2007
Real estate - commercial/industrial	$33,676	$837	$5,398
Real estate - resort/residential	23,766	69	2,927
Farming	23,458	945	1,345
Corporate	94,603	559	217

Total	$175,503	$2,410	$9,887

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

15. INVESTMENTS IN JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2009 was $46,337,000. The equity in the earnings of the unconsolidated joint ventures was $374,000 for the twelve months ended December 31, 2009. These joint ventures have not been consolidated as of December 31, 2009, because they are not a VIE and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC - Petro Travel Plaza Holdings LLC, or TA/Petro, is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned venture which owns and operates travel plazas/commercial highway operations in TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At December 31, 2009, the Company had an equity investment balance of $10,242,000 in this joint venture.

•

Tejon Mountain Village LLC - Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At December 31, 2009, the Company’s equity investment balance in this joint venture was $25,904,000.

•

Tejon Dermody Industrial LLC - Tejon Dermody Industrial LLC was an unconsolidated joint venture between the Company and DP Properties for the development and ownership of a 652,000-square foot industrial building in TIC, in which the Company owned a 50% interest. In January 2009, the Company received the final distribution of $9,000 from this venture at which time the LLC was dissolved.

•

Rockefeller Joint Ventures - The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres (unaudited). These joint ventures are part of an agreement for the development of up to 500 (unaudited) acres of land in Tejon Industrial Complex including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 (unaudited) square foot building. The second of these ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 (unaudited) acres of land by the Company. We received $3,714,000 of equity investment in the partnership in exchange for the property we contributed and Rockefeller contributed $1,857,000 of cash to the joint venture which was subsequently distributed to the Company. The land is being held for future development. As of December 31, 2009, the combined equity investment balance in these joint ventures is $10,191,000.

•

Centennial Founders, LLC - Centennial Founders, LLC is a joint venture in which the Company had a 50% ownership interest until July 1, 2009 when a change in the joint venture operating agreement resulted in the Company satisfying the requirements for controlling the joint venture. This is a venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County.

We have stated in the past that the last three years have been extremely difficult for our partners in the joint venture as they have seen their businesses decline and their internal financing become much more difficult to obtain. We have also noted in our filings that if the real estate sector continued to be impacted by the economy it could become necessary for one or all of our current partners to leave the joint venture due to difficulty in meeting obligations related to future required capital contributions. Due to these circumstances the joint venture agreement was amended in August 2009 to allow our partners to become non-funding members during the entitlement phase of the project while we continue as the sole funding partner. During this period any non-funding partner’s percentage ownership interest will be diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. Consequently, the operating results of Centennial Founders were consolidated effective July 1, 2009. Despite this change our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time. At December 31, 2009 the Company has a 57.1% ownership position in Centennial Founders. Please see our Form 10-Q filed with the SEC on August 10, 2009 for further details on this agreement.

Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE beginning in the third quarter of 2009 and has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture.

Condensed financial information of the Company’s unconsolidated joint ventures as of and for the year ended December 31 is as follows:

Statement of Operations for the Year Ended

December 31, 2009 ($ in thousands)

	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Jan - June 2009 Centennial Founders	Total
Revenues	$58,964	$80	$—	$—	$107	$59,151

Net income (loss)	2,339	(1,871)	(60)	(1)	(242)	$165

Partner’s share of net income (loss)	935	(936)	(30)	—	(121)	$(152)

Equity in earnings (losses) of unconsolidated joint ventures	$1,403	$(936)	$(30)	$—	$(63)	$374

Balance Sheet Information as of December 31, 2009

	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total
Current assets	$16,129	$785	$862	$69	$17,845
Property and equipment, net	45,414	17,309	69,076	3,788	135,587
Other assets	342	—	—	—	342
Long-term debt	(19,824)	—	—	—	19,824
Other liabilities	(4,331)	(46)	(1,383)	(14)	5,774

Net assets	$37,730	$18,048	$68,555	$3,843	$128,176

Statement of Operations for the Year Ended

December 31, 2008 ($ in thousands)

	Petro Travel Plaza	Centennial Founders	Tejon- Dermody Industrial	Five West Parcel	Tejon Mountain Village	Total
Revenues	$81,367	$692	$2	$1,488	$—	$83,549

Net income (loss)	4,051	(356)	(4)	27	(74)	3,644

Partner’s share of net income (loss)	1,620	(178)	(2)	14	(37)	1,417

Equity in earnings (losses) of unconsolidated joint ventures	$2,431	$(178)	$(2)	$13	$(37)	$2,227

Balance Sheet Information as of December 31, 2008
Current assets	$16,588	$1,008	$18	$1,602	$505	$19,721
Property and equipment, net	29,896	46,121	—	18,256	57,849	152,122
Other assets	24	1	—	—	—	25
Long-term debt	(9,673)	—	—	(10,498)	—	(20,171)
Other liabilities	(1,017)	(2,331)	—	(87)	(2,543)	(5,978)

Net assets	$35,818	$44,799	$18	$9,273	$55,811	$145,719

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed, as well as the amount and timing of joint venture distributions.

In 2008, Petro Travel Plaza Holdings LLC retroactively discontinued accounting for the interest rate swap then in effect as a cash flow hedge as of January 1, 2007. This change impacted the unaudited income statement and balance sheet of the joint venture for 2008 and 2007. In 2009 Petro Travel Plaza Holdings LLC began accounting for a new interest rate swap as a cash flow hedge.

16. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net Income (Loss)	Net Income (Loss), Per Share (2)
2009
First Quarter	$4,475	$(818)	$(1,339)	$(0.08)
Second Quarter	4,627	(829)	(1,487)	(0.09)
Third Quarter	10,590	711	(339)	(0.02)
Fourth Quarter	10,244	471	(268)	$(0.02)

	$29,936	$(465)	$(3,433)

2008
First Quarter	$5,769	$(44)	$(1,069)	$(0.06)
Second Quarter	10,922	3,704	1,320	0.07
Third Quarter	14,923	5,407	3,884	0.22
Fourth Quarter	11,025	953	(23)	$—

	$42,639	$10,020	$4,112

(1)	Includes investment income and other income.
(2)	Net income per share on a diluted basis; net loss per share on a basic basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.