Form 10-Q
period 2010-03-31
TEJON RANCH CO
filed 2010-05-10
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of the Company’s outstanding shares of Common Stock on May 10, 2010 was 17,116,906.

TEJON RANCH CO. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31

	2010	2009
Revenues:
Real estate - commercial/industrial	$3,573	$3,750
Real estate - resort/residential	46	—
Farming	469	141

Total revenues	4,088	3,891
Costs and Expenses:
Real estate - commercial/industrial	2,660	3,133
Real estate - resort/residential	991	969
Farming	773	607
Corporate expenses	2,037	2,045

Total expenses	6,461	6,754

Operating loss	(2,373)	(2,863)
Other Income:
Investment income	241	574
Other income	11	10

Total other income	252	584
Loss from operations before equity in losses of unconsolidated joint ventures	(2,121)	(2,279)
Equity in losses of unconsolidated joint ventures, net	(232)	(37)

Loss before income tax benefit	(2,353)	(2,316)
Income tax benefit	(983)	(977)

Net loss	(1,370)	(1,339)
Net loss attributable to non-controlling interest	(37)	—

Net loss attributable to common stockholders	$(1,333)	$(1,339)

Net loss per share attributable to common stockholders, basic	$(0.08)	$(0.08)

Net loss per share attributable to common stockholders, diluted	$(0.08)	$(0.08)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,246	$683
Marketable securities - available for sale	24,919	30,156
Accounts receivable	3,376	7,117
Inventories	4,135	1,766
Prepaid expenses and other current assets	4,805	3,929
Deferred tax assets	596	691

Total current assets	41,077	44,342
Property and equipment - net	122,350	120,461
Investments in unconsolidated joint ventures	47,123	46,337
Long-term water assets	16,966	17,018
Long-term deferred tax assets	6,127	5,798
Other assets	796	788

TOTAL ASSETS	$234,439	$234,744

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$1,542	$1,363
Other accrued liabilities	702	560
Deferred income	941	1,478
Short-term line of credit	7,900	9,550
Current portion of long-term debt	33	33

Total current liabilities	11,118	$12,984
Long-term debt, less current portion	317	325
Long-term deferred gains	2,277	2,277
Other liabilities	3,436	3,323
Pension liability	1,454	1,454

Total liabilities	18,602	20,363
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock	8,555	8,509
Additional paid-in capital	129,597	126,829
Accumulated other comprehensive loss	(2,139)	(2,151)
Retained earnings	39,707	41,040

Total Tejon Ranch Co. Stockholders’ Equity	175,720	174,227
Noncontrolling interest	40,117	40,154

Total equity	215,837	214,381

TOTAL LIABILITIES AND EQUITY	$234,439	$234,744

Balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,370)	$(1,339)
Items not affecting cash:
Depreciation and amortization	566	546
Equity in loss of unconsolidated joint ventures, net	232	37
Non-cash retirement plan expense	200	225
Non-cash issuances of stock and stock-based compensation	1,073	1,122
Deferred income taxes	—	(329)
Non-cash straight line (income) loss	39	40
Excess tax benefit from stock-based compensation	(243)	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	1,683	(945)
Current liabilities, net	(1,251)	(227)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	929	(870)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	7,483	10,742
Funds invested in marketable securities	(2,178)	(6,165)
Property and equipment expenditures	(2,554)	(5,018)
Investment in long-term water assets	(4)	(3,508)
Investment in unconsolidated joint ventures	(1,100)	(2,559)
Distribution of equity from unconsolidated joint ventures	—	9
Other	(96)	(88)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,551	(6,587)
FINANCING ACTIVITIES
Borrowings of short-term debt	1,900	10,050
Repayments of short-term debt	(3,550)	(5,000)
Repayments of long-term debt	(8)	(7)
Proceeds from exercise of stock options	1,765	197
Taxes on vested stock grants	(267)	—
Excess tax benefit from stock-based compensation	243	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	83	5,240
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,563	(2,217)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	683	3,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,246	$815

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(In thousands, except shares outstanding)

	TEJON RANCH COMPANY STOCKHOLDERS’
	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at January 1, 2009	16,986,770	8,493	123,193	(2,797)	44,417	—	$173,306
Net loss					(3,377)	(56)	(3,433)
Changes in unrealized losses on available-for-sale securities, net of taxes of $746				1,128			1,128
Benefit plan adjustment net of taxes of $263				(394)			(394)
SERP liability adjustment, net of taxes of $44				66			66
Equity in other comprehensive
loss of unconsolidated joint venture, net of taxes of $102				(154)			(154)

Comprehensive loss							(2,787)

Exercise of stock options and no related tax benefit	11,858	6	235		—		241
Restricted stock issuance	26,636	13	(13)		—		—
Shares withheld for taxes	(5,836)	(3)	(143)				(146)
Non-controlling interest						40,210	40,210
Stock compensation			3,557		—		3,557

Balance at December 31, 2009	17,019,428	8,509	126,829	(2,151)	41,040	40,154	214,381
Net loss					(1,333)	(37)	(1,370)
Changes in unrealized gains on available-for-sale securities, net of taxes of $41				61			61
Equity in other comprehensive loss of consolidated joint ventures, net of taxes of $33				(49)			(49)

Comprehensive loss							(1,358)

Exercise of stock options with related tax benefit of $243	78,494	39	1,969				2,008
Restricted Stock Issuance	21,908	11	(11)				—
Stock compensation	—	—	1,073		—		1,073
Shares withheld for taxes	(8,418)	(4)	(263)				(267)

Balance at March 31, 2010	17,111,412	$8,555	$129,597	$(2,139)	$39,707	$40,117	$215,837

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2010

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

The period ending March 31, 2010 includes the consolidation of Centennial Founders LLC’s statement of operations, balance sheet, and statement of cash flows for the three months ended March 31, 2010. At March 31, 2009, the Company’s prorata portion of the results of operations of Centennial Founders LLC was included in earnings (loss) of unconsolidated joint ventures. The Company’s March 31, 2010 balance sheet and statement of equity are presented on a consolidated basis including the consolidation of Centennial Founders LLC. Please refer to Part II, Other Information, Item 5, “Other Information” of the Company’s Form 10-Q for the quarterly period ended June 30, 2009, for additional information regarding Centennial Founders LLC. The Company’s results for the quarter ending March 31, 2010 include the results of Centennial Founders LLC’s operations within the resort/residential segment.

The consolidated balance sheet of the Company includes the following amounts related to Centennial Founders LLC at March 31, 2010 and December 31, 2009:

(In thousands)	March 31, 2010	December 31, 2009
Cash	$687	$57
Property Plant and Equipment	$55,473	$54,232
Accounts payable and accrued liabilities	$432	$502

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

We adopted Accounting Standard Codification, or ASC, 855 “Subsequent Events” effective beginning the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to the date of filing of this Form 10-Q with the Securities and Exchange Commission. Since March 31, 2010, there have been no significant events that have not been previously disclosed.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

	Three months ended March 31
	2010	2009
Weighted average number of shares outstanding:
Common stock	17,092,350	17,002,539
Commons stock equivalents - stock options, grants	495,361	439,253

Diluted shares outstanding	17,587,711	17,441,792

For the three months ended March 31, 2010 and March 31, 2009, diluted net loss per share was based on the weighted—average number of shares of common stock outstanding, rather than diluted shares outstanding, because of the antidilutive impact of common stock equivalents.

NOTE C – MARKETABLE SECURITIES

The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at March 31, 2010 and December 31, 2009:

($ in thousands)	2010		2009
Marketable Securities:	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months	$230	$228	$2,406	$2,397
with unrecognized gains	3,246	3,274	1,445	1,448

Total Certificates of deposit	3,476	3,502	3,851	3,845

US Treasury and agency notes
with unrecognized losses for less than 12 months	1,695	1,688	1,569	1,558
with unrecognized losses for more than 12 months	141	132	19	11
with unrecognized gains	4,959	5,097	10,438	10,588

Total US Treasury and agency notes	6,795	6,917	12,026	12,157

Corporate notes
with unrecognized losses for less than 12 months	1,405	1,391	275	273
with unrecognized losses for more than 12 months	220	219	1,121	1,110
with unrecognized gains	10,069	10,500	10,030	10,376

Total Corporate notes	11,694	12,110	11,426	11,759

Municipal notes
with unrecognized losses for less than 12 months	155	153	128	127
with unrecognized losses for more than 12 months	294	291	369	368
with unrecognized gains	1,915	1,946	1,868	1,900

Total Municipal notes	2,364	2,390	2,365	2,395

	$24,329	$24,919	$29,668	$30,156

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

At March 31, 2010, the fair market value of investment securities exceeded the cost basis by $590,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

As of March 31, 2010, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $61,000, which is net of taxes of $41,000.

As of March 31, 2010, the Company’s gross unrealized holding gains equal $628,000 and gross unrealized holding losses equal $38,000. On March 31, 2010, the average maturity of certificates of deposits was 1.9 years, the average maturity of U.S. Treasury and agency securities was 2 years, the average maturity of corporate notes was 2.3 years and the average maturity of municipal notes was 2 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

The following table summarizes the maturities, at par, of marketable securities by year:

At March 31, 2010	2010	2011	2012	2013	2014/2015	Total
Certificates of deposit	$—	$1,736	$1,547	$120	$—	$3,403

U.S. Treasury and agency notes	1,596	240	3,840	750	305	6,731

Corporate notes	275	3,129	3,200	5,021	—	11,625

Municipal notes	255	940	500	650	—	2,345

	$2,126	$6,045	$9,087	$6,541	$305	$24,104

At December 31, 2009	2010	2011	2012	2013	Total
Certificates of deposit	$495	$1,736	$1,547	$—	$3,778

U.S. Treasury and agency notes	4,625	1,645	4,880	805	$11,955

Corporate notes	1,581	3,129	3,200	3,536	$11,446

Municipal notes	255	940	650	500	$2,345

	$6,956	$7,450	$10,277	$4,841	$29,524

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

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or CFD, a joint powers authority formed by Kern County and the Tejon-Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the CFD. There is a standby letter of credit for $4,584,000 related to the issuance of the Community Facility District bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless the Company, as the largest land holder in the district, fails to make its property tax payments. This letter of credit is for a two-year period and will be renewed in two year intervals as necessary. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year. The 1,728 acres of land includes the Tejon Industrial Complex development. Proceeds from the sale of CFD bonds went to reimburse the Company for public infrastructure related to the Tejon Industrial Complex development. There were no reimbursements through these bond funds during the first three months of 2010 or the first three months of 2009. During 2009 the Company paid approximately $250,000 in special taxes related to the CFD. As development continues to occur at Tejon Industrial Complex, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is reduced. It is expected that the Company will have special tax payments in 2010 of approximately $186,000, but this could change in the future based on the amount of bonds outstanding within the CFD and the amount of taxes paid by others. As development and values increase around the Tejon Industrial Complex, the Company may be able to have approximately 1,400 acres released from the CFD lien.

On October 5, 2009, the Kern County Board of Supervisors granted entitlement approval for Tejon Mountain Village, TMV. On November 10, 2009, a group consisting of the Center for Biological Diversity, Wishtoyo Foundation, Tri-County Watchdogs and the Center on Race, Poverty and the Environment filed an action in Kern Superior Court under the California Environmental Quality Act, or CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of approval for TMV, including the certification of the EIR, approval of associated General Plan amendments, adoption of associated Zoning Maps, adoption of Special Plan No. 1, Map 256, exclusion from Agricultural Preserves Nos. 4 and 19, and approval of Vesting Tentative Tract Maps 6720 and 6717, among other associated approvals. TMV is named as the Real Party in Interest.

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

The Company believes the EIR fully addresses all environmental impacts of the project. As the developer and beneficiary of the County EIR approval, the Company is actively involved in supporting the County as it defends the approval of the project. The case is expected to be heard by the Kern Superior Court in 2010 and appealed if the plaintiffs do not prevail in their initial action. The Company will provide financial support to the County in defense of their decision.

An additional suit was filed in Federal Court by an alleged representative of the Kawaiisu Tribe alleging that the Company does not hold legal title to the land it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found in favor of the Company.

On February 10, 2010, an individual and a related limited liability company (collectively “Burrows”) filed a lawsuit in Los Angeles County regarding the allocation of certain water, land and entitlement processing rights as between Burrows, Tejon and Tejon’s partners for the Centennial project in Los Angeles County. The lawsuit arises from and relates to a 2006 settlement agreement involving a land swap, water rights and entitlement processing requirements relating to Centennial and certain properties owned by Burrows in the immediate vicinity of the Centennial site.

A previously issued temporary restraining order was dissolved by the judge assigned to the Burrows lawsuit. The case is still in the preliminary pleading stage. The Company, and Centennial Founders LLC, are aggressively defending this lawsuit. The Company has secured the services of an outside law firm to litigate this claim. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the Burrows lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water

Quality Control Board, or RWQCB, for the Lahontan Region has issued several orders with respect to environmental conditions on the property currently leased to National:

(1)	Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation, or Lafarge, the current tenant National, and the Company to, among other things, clean up groundwater contamination on the leased property. In 2003, Lafarge and National installed a groundwater pump-and-treat system to clean up the groundwater. The Company is advised that Lafarge and National continue to operate the cleanup system and will continue to do so over the near-term.

(2)	Cement kiln dust. National and Lafarge have consolidated, closed and capped cement kiln dust piles located on land leased from the Company. An order of the RWQCB directs National, Lafarge and the Company to maintain and monitor the effectiveness of the cap. Maintenance of the cap and groundwater monitoring remain as on-going activities.

(3)	Former industrial waste landfills. This order requires Lafarge, National and the Company to complete the cleanup of groundwater associated with the former industrial waste landfills. The Company is advised that the cleanup is complete. Lafarge continues to monitor the groundwater.

(4)	Diesel fuel. An order of the RWQCB directs Lafarge, National and the Company to clean up contamination from a diesel fuel tank and pipeline. The Company is advised that Lafarge and National have substantially completed the groundwater cleanup and that groundwater monitoring remains an on-going activity.

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

NOTE E – INVESTMENTS IN JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at March 31, 2010 was $47,123,000. The equity in the losses of the unconsolidated joint ventures was $232,000 for the three months ended March 31, 2010. These joint ventures have not been consolidated as of

March 31, 2010, because they are not VIEs and the Company does not control the investments. The Company’s current joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC, or TA/Petro, is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned venture which owns and operates travel plazas/commercial highway operations in TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At March 31, 2010, the Company had an equity investment balance of $10,094,000 in this joint venture.

•

Tejon Mountain Village LLC – Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At March 31, 2010, the Company’s equity investment balance in this joint venture was $26,993,000.

•

Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the development of up to 500 acres of land in Tejon Industrial Complex including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company. The land is being held for future development. As of March 31, 2010, the combined equity investment balance in these joint ventures is $10,036,000.

•

Centennial Founders LLC – Centennial Founders LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. The Company had a 50% ownership interest until July 1, 2009 when a change in the joint venture operating agreement resulted in the Company becoming the sole funding partner and satisfying the requirements for controlling the joint venture.

Consequently, the operating results of Centennial Founders LLC were consolidated effective July 1, 2009. Despite this change our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time by contributing their prorata share of capital in future capital calls. At March 31, 2010 the Company has a 58.9% ownership position in Centennial Founders LLC. Our partners retained a non-controlling interest in the joint venture.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the three months ended March 31, 2010 and 2009 are as follows:

Statement of Operations

for the three months ending March 31, 2010

(In thousands)	Petro Travel Plaza Holdings	18-19 West	Five West Parcel	Tejon Mountain Village	Total
Gross revenues	$19,504	$—	$61	$—	$19,565

Net income (loss)	$(110)	$(1)	$(308)	$(23)	$(442)

Partner’s share of net loss	(44)	—	(154)	(12)	$(210)

Equity in losses of unconsolidated joint venture	$(66)	$(1)	(154)	$(11)	$(232)

Balance Sheet Information as of March 31, 2010
Current assets	$14,514	$54	$794	$458	$15,820
Property and equipment, net	45,248	3,862	17,144	71,023	137,277
Other assets	348	—	—	—	348
Long-term debt	(19,147)	—	—	—	(19,147)
Other liabilities	(3,481)	(73)	(198)	(750)	(4,502)

Net assets	$37,482	$3,843	$17,740	$70,731	$129,796

Statement of Operations for the three months ending March 31, 2009

(In thousands)	Petro Travel Plaza Holdings	Centennial Founders	Five West Parcel	Tejon Mountain Village	Total
Gross revenues	$9,466	$77	$6	$—	$9,549

Net income (loss)	$323	$(47)	$(388)	$(29)	$(141)

Partner’s share of net income (loss)	129	(24)	(194)	(15)	$(104)

Equity in earnings (losses) of unconsolidated joint venture	$194	$(23)	$(194)	$(14)	$(37)

Balance Sheet Information as of March 31, 2009
Current assets	$17,012	$2,120	$1,736	$582	$21,450
Property and equipment, net	29,757	47,698	17,786	59,615	$154,856
Other assets	23	1	—	—	$24
Long-term debt	(9,500)	—	(10,543)	—	$(20,043)
Other liabilities	(1,151)	(2,204)	(105)	(1,382)	$(4,842)

Net assets	$36,141	$47,615	$8,874	$58,815	$151,445

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – LONG TERM WATER ASSETS

Long-term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost of $2,159,000 which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency, or AVEK, as well as 116 acre feet of water in AVEK’s water bank. An additional 14,786 acre feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds long-term contracts with the Tulare Lake Water Storage District to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $226,000. Water assets consist of the following at March 31, 2010 and December 31, 2009:

($ in thousands)	March 31, 2010	December 31, 2009
Banked water and water for future delivery	$2,159	$2,155
Transferable water	8,985	8,985
Water Contracts Tulare Lake Water Storage District (net)	5,822	5,878

Total long-term assets	$16,966	$17,018

NOTE G – INTEREST RATE RISK MANAGEMENT

At March 31, 2010, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $19,693,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. The joint venture accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures. As of March 31, 2010, the Company’s portion of the fair value of the interest rate swap was a loss of $564,000.

NOTE H – STOCK COMPENSATION—OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of common stock. Since the adoption of the 1998 Plan through March 31, 2010, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 881,017 of which have been exercised or forfeited, leaving 248,275 granted options outstanding at March 31, 2010. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted to date are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since adoption of the NDSI Plan through March 31, 2010, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 58,274 options have been exercised or forfeited, leaving 25,244 granted options outstanding at March 31, 2010. Options granted under the NDSI Plan vest one year from the date of grant and have a ten year contractual term. All outstanding options granted under the NDSI plan are currently vested.

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

Exercise prices for options outstanding as of March 31, 2010 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately 2.5 years. None of the options granted under the 1998 Plan or NDSI Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the three month period ended March 31, 2010, and the year ended December 31, 2009:

	2010		2009
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	354,294	$25.18	502,621	$24.26
Granted	—	—	—	—
Exercised	(78,494)	(20.30)	(11,858)	(20.30)
Forfeited/Cancelled	(2,281)	(22.13)	(136,469)	(23.17)

Outstanding end of period	273,519	$25.99	354,294	$25.18

Options exercisable end of period	273,519	$25.99	354,294	$25.18

As of March 31, 2010, there was no unrecognized compensation cost related to stock options. No shares vested during the three months ended March 31, 2010, therefore, the fair value of shares vesting was zero. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 were $618,000 and $24,000, respectively. As of March 31, 2010, there were 273,519 options vested and exercisable with a weighted-average exercise price of $25.99, aggregate intrinsic value of $1,135,000, and weighted-average remaining contractual life of approximately 2.5 years.

There was no compensation cost related to stock option arrangements recognized in the statement of operations for the three months ended March 31, 2010 or for the three months ended March 31, 2009. No share-based payment compensation costs were capitalized during this period.

NOTE I – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The 1998 Plan and the 2004 Stock Incentive Plan provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. Under these Plans, the Company has issued 112,824 shares of restricted stock that vest over three and four-year periods of time and of this amount 71,672 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 385,071 for threshold performance, 451,769 shares for target performance, and 545,677 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities.

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

Total expense related to the 2004 Stock Incentive Plan for the three months ending March 31, 2010 was $992,000. There was $1,029,000 of costs related to the 2004 Stock Incentive Plan for the first three months of 2009.

Under the NDSI compensation plan, each director receives their annual compensation in stock. Under this plan, 34,995 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to director stock compensation during the three months ended March 31, 2010 was $81,000. There was $92,000 of cost related to this plan for the first three months of 2009.

NOTE J – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $380,000 to the plan during 2010.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. At March 31, 2010, the investment mix was approximately 67% equity, 28% debt, and

5% money market funds. At December 31, 2009, the investment mix was approximately 66% equity, 29% debt and 5% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 6% and 3% in 2010 and 2009. The expected long-term rate of return on plan assets is 7.5% in 2010 and 2009. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the three months ended March 31, 2010 and 2009:

(In thousands)	2010	2009
Cost components:
Service cost-benefits earned during the period	$(45)	$(46)
Interest cost on projected benefit obligation	(51)	(80)
Expected return on plan assets	51	77
Net amortization and deferral	(30)	(26)

Total net periodic pension cost	$(75)	$(75)

NOTE K – INCOME TAXES

For the three months ended March 31, 2010, the Company had net income tax benefit of $983,000 compared to a net income tax benefit of $977,000 for the three months ended March 31, 2009. These tax figures represent effective income tax rates of approximately 42% in each year. As of March 31, 2010, our balance sheet reflects an income tax receivable of $1,587,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

The Company had $490,000 of unrecognized tax benefits at January 1, 2010. The Company incurred no interest and penalties during the three months ended March 31, 2010.

The Internal Revenue Service (IRS) is conducting an examination of the Company’s federal income tax returns for 2005, 2006 and 2007, and as of March 31, 2010, the IRS has proposed certain adjustments stemming from the timing of deductions taken for certain costs which the Company expensed when incurred and which the IRS contends should be capitalized and deducted in a later tax period. Management has evaluated the proposed adjustments and disagrees with the position taken by the IRS. The case is currently at the San Francisco Appeals Office for consideration. The Company anticipates that it is reasonably possible that additional income tax payments, including interest, of approximately $561,000 could be made during 2010. The ultimate deductibility of these expenses is highly certain, but the timing of the deductions is in question. Because of the impact of deferred tax accounting, other than interest and penalties, disallowance of the immediate deduction for these items would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. Tax years from 2005 to 2008 remain subject to examination by the Federal and California State taxing authorities.

NOTE L – SEGMENT REPORTING

The revenue components of our commercial/industrial real estate segment for the three months ending March 31 are as follows:

(In thousands)	2010	2009
Commercial leases	$1,354	$1,449
Oil and mineral royalties	1,366	1,256
Grazing leases	259	256
All other land management ancillary services	594	789

	$3,573	$3,750

Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Calpine power plant lease, communication tower rents, and payments from easement leases. Oil and mineral royalties are received from the exploration and development companies who extract or mine the natural resources from our land. Land management ancillary services include wildlife management, landscape and property maintenance, and building management services.

Resort/residential land development produces revenues from farming activities within the Centennial Founders LLC and is actively involved in the land entitlement and pre-development process. Farming produces revenues from the sale of winegrapes, almonds and pistachios.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part II, Item 1A, “Risk Factors” of this report and in Part I, Item 1A.”Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

For the first three months of 2010 we had a net loss of $1,370,000, compared to a net loss of $1,339,000 for the first three months of 2009. These comparable results were achieved through an increase in farming revenue and a decline in commercial /industrial real estate expenses, which mainly offset a decline in investment income and a decrease in equity in the earnings of unconsolidated joint ventures.

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

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 – K for the year ended December 31, 2009. Please refer to this filing for a description of our critical accounting policies.

Results of Operations

Total revenue from segment operations for the first three months of 2010 was $4,088,000 compared to $3,891,000 for the first three months of 2009, representing an increase of $197,000, or 5%. Other income, including investment income, was $252,000 for the first three months of 2010 compared to $584,000 for the same period of 2009, representing a decrease in other income of $332,000, or 57%. The net $197,000, or 5%, increase in revenue during the first three months of 2010 is attributable to an increase in farming revenues of $328,000, or 233%, and an increase in resort/residential revenues of $46,000, which combined, more than offset a decline in commercial/industrial real estate development and services revenues of $177,000, or 5%. Farming revenues increased $328,000 in the first three months of 2010 compared to the same period in 2009 because more prior-year crop almonds were sold. During the first three months of 2010, the sale of prior-year crop almonds accounted for $430,000 of farming revenue compared to $121,000 of farming revenue in the first three months of 2009. The resort/residential segment reported revenues of $46,000 due to the consolidation of the results of Centennial Founders LLC’s operations while no revenues were reported for the first three months of 2009 as the operations were accounted for as joint venture earnings during that period. Additional revenue increases in the first three months of 2010 compared to the same period of 2009 were derived from improved oil royalties of $250,000 which were more than offset by declines in cement, sand and rock royalties of $140,000, reduced percentage revenues from our Calpine lease of $89,000, and a drop of $196,000 in land management ancillary service revenues. Oil royalties improved as they are tied directly to the market price of oil, which has increased compared to the first quarter of 2009, and this price increase was more than sufficient to counter a decline in production volumes. Continued limited construction activity resulted in a decrease in production from mining activities in the first three months of 2010, and resulted in lower mining royalties. Investment income fell during the first three months of 2010 compared to the same period in 2009 due to a decline in the balance of funds invested and the recognition of gains on the sale of securities in the first three months of 2009 while no such gains were recognized in the first three months of 2010.

Net loss for the first three months of 2010 was $1,370,000, or $0.08 per share, compared to a net loss of $1,339,000, or $0.08, per share for the same period in 2009. The slight decline in earnings for the first three months of 2010 resulted from the reduced investment income described above which combined with equity in losses from our joint ventures to more than offset the improved net segment revenues and reduced operating expenses of the three month period. Expenses within our commercial/industrial segment decreased $473,000, or 15%, during the first three months of 2010 compared to the same period in 2009. Reduced compensation expenses accounted for the largest decrease in expenses in this segment, followed by lower marketing expenses, professional service costs, association fees, and maintenance and supplies costs. Compensation costs fell compared to the same period in 2009 as savings from staff reductions were realized. Within our resort/residential real estate segment, expenses increased $22,000, or 2%, during the first three months of 2010 compared to the same period in 2009 due primarily to the inclusion, through consolidation, of $138,000 of expenses of our Centennial Founders LLC joint venture. Farming expenses increased $166,000, or 27%, during the first three months of 2010 compared to the first three months of 2009 due to an increase of $99,000 in cost of sales for prior year crop almonds and an increase of $67,000 in water costs. Corporate general and administrative costs remained consistent during the first three months of 2010 compared to the same period in 2009. Our joint ventures generated losses in the first quarter of 2010 which exceeded the losses in the first quarter of 2009, with the largest decrease experienced by our TA/Petro joint venture. Equity in losses of unconsolidated joint ventures increased $195,000 from a loss of $37,000 in the first three months of 2009 to a loss of $232,000 in the first three months of 2010. This reduction resulted mainly from losses of $66,000 generated within our TA/Petro joint venture compared to earnings of $194,000 during the same period in 2009 due to increased operating expenses as the result of full operations beginning at the new facility that opened mid-December 2009. Earnings from TA/Petro could remain below historical levels during 2010 as additional expenses related to the new East Side Travel Plaza reduce overall profitability. New travel plaza facilities routinely take up to three years to achieve consistent profitability. Results from our Rockefeller joint ventures improved $45,000 in the first three months of 2010 compared to the first three months of 2009 as a building owned by one of the ventures is recognizing revenues on a building that was vacant during the first three months of 2009.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product within the TIC-East development and completing the build-out of TIC-West. This development is being planned to coincide with what we anticipate to be the future market demand, although the timing and extent of the future market demand is difficult for us to predict. We continue to focus our marketing efforts for TIC-East and West on the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that in the long-term as California’s population continues to grow we will see increases in industrial activity at TIC. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. In addition, existing available warehouse space has increased significantly in the Inland Empire region of Los Angeles since mid-2008 as a result of the contraction in the economy. This excess capacity has adversely impacted our ability to sell or lease our industrial/commercial products and has put tremendous pressure on lease rates. We anticipate that excess capacity in the industrial market and the resultant pressure on pricing could continue through the next two years.

While there are still potential tenants interested in our commercial/industrial real estate developments, prospective activity has declined during the economic downturn. The weakened economy and tightened credit markets over the past two years have created pressure, causing many firms to delay expansion and supply chain reengineering efforts as they evaluate their alternatives. The current sluggish economic business cycle could cause the decline in short-term demand to continue and potentially reduce long-term demand for our commercial and industrial developments. We cannot project the duration of this downturn, but it has had, and is expected to continue to have, a negative impact on our operations, the extent and duration of which is difficult for us to predict.

During the remainder of 2010, we anticipate that our commercial/industrial and resort/residential real estate segments will incur costs, net of amounts capitalized, related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings. Staffing reductions made in 2009 and a targeted marketing plan have resulted in cost savings in our commercial operations that are aligned with current market conditions.

On October 5, 2009, Tejon Mountain Village, or TMV, development received unanimous entitlement approval from the Kern County Board of Supervisors. This approval allows the Company to proceed with its proposed development of TMV as a premier resort community. Shortly after approval, opponents of the project filed a lawsuit against Kern County under CEQA. Projects of this size and importance to the community are frequently the target of such suits. It is not possible to anticipate the length of time or the financial cost that will be required to defend against the CEQA suit. The Company does not plan to begin development of TMV until the suit is settled, and will only do so then if market conditions justify the commencement of development. We do not anticipate commencing development of TMV before the end of 2010.

Most of the expenses incurred within our resort/residential segment during the remainder of 2010 will be focused on continued implementation of the 2008 Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial and reacting to the legal challenges against TMV and Centennial.

We will also continue to evaluate land resources to determine the best uses of our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial and industrial properties.

There continue to be many environmental challenges regarding the movement of state project water through the Sacramento Delta. For a detailed discussion of these challenges please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Part I, Item 2 – Properties “Water Operations.” These limitations, along with the effects of a drought in California during 2008 and 2009, are reflected in the current 40% allocation of water from the State Water Project in 2010.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. While it is still early in the year, we estimate that our 2010 almond crop production could decline compared to that in 2009 due to loss of product and trees sustained through wind damage. We are still holding approximately 250,000 pounds of 2009 almonds in inventory. Almond prices have held firm or increased slightly since the end of 2009. The market value of our remaining 2009 almond inventory exceeds the carrying value of that inventory. Although 2010 is an “off” year in the alternate crop bearing cycle of pistachios, we anticipate that current year yields will exceed 2009 levels due to the diminished yield in that year. Additionally, new acreage of producing pistachios is coming online in California which will result in larger crops for the next several years. The increased yields have had a negative impact on prices of pistachios in the last year Our long-term projection is that crop production, especially for almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. The increase in plantings and production could be negatively impacted by the current water situation in California. A positive factor for the almond industry is that underlying demand for product has remained strong both in the United States and in our export markets although the rate of growth slowed in 2009 due to economic factors. However, improved global production and any significant increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and under the heading, “Risk Factors” under Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, please refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

Income Taxes

Income tax benefit totaled $983,000 for the first three months of 2010. This is compared to $977,000 of income tax benefit for the same period of 2009. These represent effective income tax rates of approximately 42% in both 2010 and 2009. The Company is currently undergoing an Internal Revenue Service examination for the 2005, 2006 and 2007 tax years. For further discussion of this examination, please refer to “Note K – Income Taxes” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $28,165,000 at March 31, 2010, a decrease of $2,674,000, or 9%, from the corresponding amount at the end of 2009. Cash, cash equivalents and marketable securities decreased during the first three months of 2010 compared to the first three months of 2009 due to continuing investments in our real-estate projects, investments in our joint ventures, and net repayments of our line of credit.

The following table shows our cash flow activities for the three months ended March 31:

(In thousands)	2010	2009
Operating activities	$929	$(870)
Investing activities	$1,551	$(6,587)
Financing activities	$83	$5,240

During the first three months of 2010, our operations provided $929,000 of cash as a result of collections of farming receivables which more than offset farming inventory expenditures. Our operating loss for the first three months of 2010 did not result in net cash outflows due to the $1,839,000 of non-cash expenses included in the loss. During the first three months of 2009, the $870,000 net cash used by operations resulted from increases in farming inventories, which exceeded collections of receivables.

During the first three months of 2010, investing activities provided $1,551,000 of cash. During the quarter, we invested $1,100,000 in the TMV joint venture. In addition, we invested $1,900,000 in Centennial Founders LLC, but as it is now consolidated it is not shown as an investment in joint ventures in our statement of cash flows. During the first three months of 2010 we also invested $2,554,000 in TIC infrastructure and ordinary capital expenditures such as farm equipment replacements. These cash outflows were offset by net cash of $5,305,000 provided from maturing and sold marketable securities. Cash used in investing activities during the first three months of 2009 was $6,587,000, primarily reflecting capital investments in our real estate projects of $5,018,000, the purchase of $3,508,000 of long-term water assets and investments of $2,559,000 in our joint ventures. These cash outflows in the first three months of 2009 were partially offset by net sales and maturities of securities of $4,577,000.

It is anticipated that throughout the remainder of 2010 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our capital investment requirements over the remainder of 2010 could total approximately $15,000,000. These amounts include contributions to our joint ventures, investments in infrastructure within TIC-East, water transfer and acquisition fees, and entitlement activities in our real estate projects. Throughout the remainder of 2010, contributions to joint ventures will continue as the entitlement process for Centennial enters final preparations for the filing of documents for project approvals. During the second half of 2010 we expect to receive reimbursements from the Tejon Ranch Public Facility Financing Authority for public infrastructure improvements at the TIC-East development. The amount of reimbursement is unknown at this time but could range from $10,000,000 to $15,000,000.

During the first three months of 2010, financing activities provided $83,000 in cash, primarily as a result of proceeds from the exercise of stock options exceeding the net payments on our line of credit. At March 31, 2010 we had an outstanding balance of $7,900,000 on our line of credit. As of April 26, 2010, the outstanding balance on the line of credit is $10,400,000. The increase in the amount outstanding under our line of credit is due to the timing of contributions to joint ventures and to the timing of the refinancing of the building owned by the Five West Parcel joint venture which when completed will result in a cash distribution to the Company. The interest rate on the line of credit for the first three months of 2010 was 2.5%. Cash provided by financing activities for the first three months of 2009 totaled $5,240,000, primarily due to borrowing on our line of credit.

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

Capital Structure and Financial Condition

At March 31, 2010, total capitalization was $224,087,000, consisting of $8,250,000 of debt and $215,837,000 of equity, resulting in a debt-to-total-capitalization ratio of less than four percent, which is a decrease of one percent compared to the debt-to-total-capitalization ratio at December 31, 2009 of less than five percent.

We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2010, had an outstanding balance of $7,900,000. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2010. This note is unsecured. Under the terms of the line of credit, we must maintain tangible net worth, defined as total stockholders’ equity plus debt less intangible assets, not less than $120,000,000 and working capital of not less than $50,000,000. At March 31, 2010 our tangible net worth was $224,087,000 and our working capital was $29,867,000. We did not meet the working capital covenant in our line of credit at March 31, 2010. Our bank has provided a waiver for this covenant that includes no time limits to cure the working capital shortfall. We have reached a preliminary agreement with our bank on the terms for the renewal of the credit facility. The preliminary renewal terms include the collateralization of our farm land and a potentially higher interest rate. It is expected that the renewal will be finalized prior to the September 2010 expiration date of the current credit line. The outstanding long-term debt, less current portion of $33,000, is $317,000 at March 31, 2010. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

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

We have filed a registration statement with the Securities and Exchange Commission, or SEC, to raise additional capital through a rights offering to our stockholders. As of the date of this report, the registration statement has not been declared effective by the SEC. We currently anticipate that this rights offering will be completed in June 2010. It is anticipated that we will raise between $50,000,000 and $60,000,000 in the rights offering. As noted above, at March 31, 2010, we have $28,165,000 in cash and securities and $22,100,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. We believe that we will have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$350	$33	$73	$84	$160
Interest on fixed rate debt	106	23	38	27	18
Line of credit commitment fees	99	99	—	—	—
Short-term debt	7,900	7,900	—	—	—
Tejon Ranch Conservancy	5,882	802	1,230	880	2,970
Cash contract commitments	2,747	2,747	—	—	—

Total contractual obligations	$17,084	$11,604	$1,341	$991	$3,148

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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space, and total, on average, approximately $13,000 per month.

Our financial obligations to the Tejon Ranch Conservancy, or Conservancy, a California nonprofit public benefit corporation, are prescribed in the Conservation and Land Use Agreement executed in June 2008. Our advances to the Conservancy are dependent on the timing of occurrence of certain events and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021. The obligation shown above is eighty percent of the total required obligations for the next three years and fifty-five percent thereafter. The percentages take into consideration current and anticipated cash funding levels of the Company to the TMV LLC and the Centennial Founders LLC joint ventures, and the anticipated funding levels of our joint venture partners.

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

The standby letter of credit described above is related to the issuance of CFD bonds by TRPFFA. The standby letter of credit, requested by TRPFFA, is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000. This letter of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. This letter of credit is for a two-year period and is renewed as necessary. We anticipate renewing the letter of credit because we continue to be the largest landowner within the development.

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

We are exposed to interest rate risk on our long term debt currently outstanding and on our line of credit, which as of March 31, 2010, had an outstanding balance of $7,900,000. The interest rate on our line-of-credit can be tied to the lending bank’s prime rate and would change when that rate changes, or tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. The long-term debt of $350,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At March 31, 2010, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $19,693,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income. At March 31, 2010, the Company’s share of the loss in the interest rate swap is $564,000.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At March 31, 2010

(In thousands)

	2010	2011	2012	2013	Thereafter	Total	Fair Value at 03/31/10
Assets:
Marketable securities	$2,085	$6,097	$9,105	$6,737	$305	$24,329	$24,919
Weighted average interest rate	4.10%	3.91%	3.20%	3.97%	3.20%	3.67%
Liabilities
Short-term debt	$7,900	$—	$—	$—	$—	$7,900	$7,900
Weighted average interest rate	2.50%	—	—	—	—	2.50%
Long-term debt	$26	$35	$37	$40	$212	$350	$350
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2009

(In thousands)

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

In comparison to the prior year, our risk with regard to fluctuations in interest rates has decreased slightly due to a decline in outstanding balances of our marketable securities, and decreased slightly with regard to our short-term indebtedness as we temporarily fix the rate on our line of credit. There was no change in interest rate risk related to our long-term indebtedness.

Commodity Price Exposure

As of March 31, 2010, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2010 and 2009 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at March 31, 2010, $2,740,000 is at risk to changing prices. Of the amount at risk to changing prices, $1,354,000 is attributable to almonds and $1,386,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2009 was $5,575,000. Of the December 31, 2009 amount at risk to changing prices, $2,335,000 is related to pistachios and $3,240,000 is related to almonds.

The price estimated for recording accounts receivable for almonds recorded at March 31, 2010 was $2.05 per pound, as compared to $1.54 per pound at December 31, 2009. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $8,400. Although the final price of almonds

(and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $0.99 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $1.77 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $7,800. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30 per pound.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

Page Number

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 16

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated Stock Incentive Plan	FN 16

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.15	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 8

10.16	Form of Registration Rights Agreement	FN 9

10.17	*2004 Stock Incentive Program	FN 10

10.18	*Form of Restricted Stock Agreement	FN 10

10.19	*Form of Restricted Stock Unit Agreement	FN 10

10.23	Tejon Mountain Village LLC Operating Agreement	FN 12

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 13

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 17

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 7	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Periodic Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 and Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.

(b)	Exhibits

The exhibits being filed with this report are attached at the end of this report.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 10, 2010	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Vice President, Chief Financial Officer