Form 10-Q
period 2010-06-30
TEJON RANCH CO
filed 2010-08-06
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of the Company’s outstanding shares of Common Stock on August 6, 2010 was 19,728,770.

TEJON RANCH CO. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenues:
Real estate - commercial/industrial	$4,071	$3,448	$7,644	$7,198
Real estate - resort/residential	4	—	50	—
Farming	188	834	657	975

Total revenues	4,263	4,282	8,351	8,173
Costs and Expenses:
Real estate - commercial/industrial	2,827	3,099	5,487	6,232
Real estate - resort/residential	1,136	962	2,127	1,931
Farming	718	1,050	1,491	1,657
Corporate expenses	2,085	2,020	4,122	4,065

Total expenses	6,766	7,131	13,227	13,885

Operating loss	(2,503)	(2,849)	(4,876)	(5,712)
Other Income (Expense)
Investment income	221	336	462	910
Interest expense	(70)	(70)	(70)	(70)
Other income	15	9	26	19

Total other income	166	275	418	859
Loss from operations before equity in earnings of unconsolidated joint ventures	(2,337)	(2,574)	(4,458)	(4,853)
Equity in earnings of unconsolidated joint ventures, net	245	129	13	92

Loss before income tax benefit	(2,092)	(2,445)	(4,445)	(4,761)
Income tax benefit	(855)	(958)	(1,838)	(1,935)

Net loss	(1,237)	(1,487)	(2,607)	(2,826)
Net loss attributable to non-controlling interest	(88)	—	(125)	—

Net loss attributable to common stockholders	$(1,149)	$(1,487)	$(2,482)	$(2,826)

Net loss per share attributable to common stockholders, basic	(0.06)	$(0.09)	(0.14)	$(0.16)

Net loss per share attributable to common stockholders, diluted	(0.06)	$(0.09)	(0.14)	$(0.16)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$47,683	$683
Marketable securities - available-for-sale	26,854	30,156
Accounts receivable	2,039	7,117
Inventories	6,556	1,766
Prepaid expenses and other current assets	5,506	3,929
Deferred tax assets	593	691

Total current assets	89,231	44,342
Property and equipment - net	125,749	120,461
Investments in unconsolidated joint ventures	47,020	46,337
Long-term water assets	17,023	17,018
Long-term deferred tax assets	6,514	5,798
Other assets	803	788

TOTAL ASSETS	$286,340	$234,744

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$1,925	$1,363
Other accrued liabilities	622	560
Deferred income	1,060	1,478
Short-term line of credit	—	9,550
Current portion of long-term debt	34	33

Total current liabilities	3,641	12,984
Long-term debt, less current portion	307	325
Long-term deferred gains	2,277	2,277
Other liabilities	3,549	3,323
Pension liability	1,454	1,454

Total liabilities	11,228	20,363
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock	9,863	8,509
Additional paid-in capital	188,842	126,829
Accumulated other comprehensive loss	(2,180)	(2,151)
Retained earnings	38,558	41,040

Total Tejon Ranch Co. Stockholders’ Equity	235,083	174,227
Non-controlling interest	40,029	40,154

Total equity	275,112	214,381

TOTAL LIABILITIES AND EQUITY	$286,340	$234,744

Balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2010	2009
OPERATING ACTIVITIES
Net loss	$(2,607)	$(2,826)
Items not affecting cash:
Depreciation and amortization	1,130	1,258
Equity in earnings of unconsolidated joint ventures, net	(13)	(92)
Non-cash retirement plan expense	400	450
Non-cash issuances of stock and stock-based compensation	1,914	2,288
Deferred income taxes	(328)	(1,337)
Non-cash straight line income	77	76
Distribution of earnings from unconsolidated joint ventures	1,440	—
Excess tax benefit of stock based compensation	(243)	—
Other-than-temporary loss of fair market value of investment	—	113
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	537	(982)
Current liabilities, net	(1,569)	(159)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	738	(1,211)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	10,348	19,581
Funds invested in marketable securities	(7,001)	(6,422)
Property and equipment expenditures	(6,392)	(10,635)
Investment in long-term water assets	(118)	(3,868)
Investment in unconsolidated joint ventures	(2,267)	(3,445)
Distribution of equity from unconsolidated joint venture	—	9
Reimbursement proceeds from community facilities district	—	1,474
Other	(194)	(161)

NET CASH (USED IN) INVESTING ACTIVITIES	(5,624)	(3,467)
FINANCING ACTIVITIES
Borrowings of short-term debt	6,850	10,050
Repayments of short-term debt	(16,400)	(7,000)
Repayments of long-term debt	(17)	(15)
Excess tax benefit from stock-based compensation	243	—
Proceeds from exercise of stock options	1,765	197
Taxes on vested stock grants	(354)
Net proceeds from rights offering	59,799	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	51,886	3,232
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,000	(1,446)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	683	3,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,683	$1,586

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(In thousands, except shares outstanding)

	TEJON RANCH COMPANY STOCKHOLDERS’ EQUITY
	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at January 1, 2009	16,986,770	8,493	123,193	(2,797)	44,417	—	$173,306
Net loss					(3,377)	(56)	(3,433)
Changes in unrealized losses on available-for-sale securities, net of taxes of $746				1,128			1,128
Benefit plan adjustment net of taxes of $263				(394)			(394)
SERP liability adjustment, net of taxes of $44				66			66
Equity in other comprehensive loss of unconsolidated joint venture, net of taxes of $102				(154)			(154)

Comprehensive loss							(2,787)

Exercise of stock options and no related tax benefit	11,858	6	235		—		241
Restricted stock issuance	26,636	13	(13)		—		—
Shares withheld for taxes	(5,836)	(3)	(143)				(146)
Non-controlling interest						40,210	40,210
Stock compensation			3,557		—		3,557

Balance at December 31, 2009	17,019,428	8,509	126,829	(2,151)	41,040	40,154	214,381
Net loss					(2,482)	(125)	(2,607)
Changes in unrealized gains on available-for-sale securities, net of taxes of $44				65			65
Equity in other comprehensive loss of consolidated joint ventures, net of taxes of $63				(94)			(94)

Comprehensive loss							(2,636)

Exercise of stock options with related tax benefit of $243	78,494	39	1,969				2,008
Rights Offering, net expenses	2,608,735	1,305	58,494				59,799
Restricted Stock Issuance	30,228	15	(15)				—
Shares withheld for taxes	(11,244)	(5)	(349)				(354)
Stock compensation			1,914				1,914

Balance at June 30, 2010	19,725,641	$9,863	$188,842	$(2,180)	$38,558	$40,029	$275,112

See Notes to Unaudited Consolidated Condensed Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2010

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

The period ending June 30, 2010 includes the consolidation of Centennial Founders LLC’s statement of operations, balance sheet, and statement of cash flows for the six months ended June 30, 2010. At June 30, 2009, the Company’s pro rata portion of the results of operations of Centennial Founders LLC was included in earnings (loss) of unconsolidated joint ventures. The Company’s June 30, 2010 balance sheet and statement of equity are presented on a consolidated basis including the consolidation of Centennial Founders LLC. Please refer to Part II, Other Information, Item 5, “Other Information” of the Company’s Form 10-Q for the quarterly period ended June 30, 2009, for additional information regarding Centennial Founders LLC. The Company’s results for the quarter, and six months ending June 30, 2010 include the results of Centennial Founders LLC’s operations within the resort/residential segment.

The consolidated balance sheet of the Company includes the following amounts related to Centennial Founders LLC at June 30, 2010 and December 31, 2009:

(In thousands)	June 30, 2010	December 31, 2009
Cash	$430	$57
Property and equipment	$58,116	$54,232
Accounts payable and accrued liabilities	$698	$502

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

We adopted Accounting Standard Codification, or ASC, 855 “Subsequent Events” effective beginning the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to the date of filing of this Form 10-Q with the Securities and Exchange Commission. Since June 30, 2010, there have been no significant events that have not been previously disclosed.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial

Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and vesting of stock grants per U.S. generally accepted accounting principles, or GAAP. GAAP also states that a stock rights issue where the exercise price at issuance is less than the fair value of the stock, contains a bonus element and requires that basic and diluted shares be adjusted retroactively for all periods presented in the financial statements. Based on this requirement, and as a result of the stock rights offering conducted in June 2010, the number of shares in the table below has been recomputed to reflect the required adjustment factor.

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Weighted average number of shares outstanding:
Common stock	17,925,205	17,457,359	17,763,277	17,455,661
Commons stock equivalents - stock options, grants	459,899	510,175	477,630	510,126

Diluted shares outstanding	18,385,104	17,967,534	18,240,907	17,965,787

For the three and six months ended June 30, 2010 and June 30, 2009, diluted net loss per share is calculated based on the weighted average number of shares of common stock outstanding, and not diluted shares outstanding because of the antidilutive impact of common stock equivalents.

NOTE C – MARKETABLE SECURITIES

The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at June 30, 2010 and December 31, 2009:

($ in thousands)	2010		2009
Marketable Securities:	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months	$249	$249	$2,406	$2,397
with unrecognized gains	5,076	5,109	1,445	1,448

Total Certificates of deposit	5,325	5,358	3,851	3,845

US Treasury and agency notes
with unrecognized losses for less than 12 months	100	99	1,569	1,558
with unrecognized losses for more than 12 months	318	308	19	11
with unrecognized gains	6,287	6,451	10,438	10,588

Total US Treasury and agency notes	6,705	6,858	12,026	12,157

Corporate notes
with unrecognized losses for less than 12 months	1,913	1,889	275	273
with unrecognized losses for more than 12 months	—	—	1,121	1,110
with unrecognized gains	9,893	10,303	10,030	10,376

Total Corporate notes	11,806	12,192	11,426	11,759

Municipal notes
with unrecognized losses for less than 12 months	298	293	128	127
with unrecognized losses for more than 12 months	283	281	369	368
with unrecognized gains	1,840	1,872	1,868	1,900

Total Municipal notes	2,421	2,446	2,365	2,395

	$26,257	$26,854	$29,668	$30,156

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

At June 30, 2010, the fair market value of investment securities exceeded the cost basis by $597,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

As of June 30, 2010, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $65,000, which is net of taxes of $44,000.

As of June 30, 2010, the Company’s gross unrealized holding gains equal $639,000 and gross unrealized holding losses equal $42,000. On June 30, 2010, the average maturity of certificates of deposits was 1.72 years, the average maturity of U.S. Treasury and agency securities was 2.79 years, the average maturity of corporate notes was 1.94 years and the average maturity of municipal notes was 1.8 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands) At June 30, 2010	2010	2011	2012	2013	2014/2015	Total
Certificates of deposit	$1,743	$1,736	$1,547	$321	$—	$5,347

U.S. Treasury and agency notes	1,245	366	3,214	750	1,102	6,677

Corporate notes	125	2,703	3,200	5,371	200	11,599

Municipal notes	100	930	475	750	140	2,395

	$3,213	$5,735	$8,436	$7,192	$1,442	$26,018

At December 31, 2009	2010	2011	2012	2013	Total
Certificates of deposit	$495	$1,736	$1,547	$—	$3,778

U.S. Treasury and agency notes	4,625	1,645	4,880	805	$11,955

Corporate notes	1,581	3,129	3,200	3,536	$11,446

Municipal notes	255	940	650	500	$2,345

	$6,956	$7,450	$10,277	$4,841	$29,524

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

The Tejon Ranch Public Facilities Financing Authority Community Facilities District, or TRPFFA, a joint powers authority formed by Kern County and the Tejon Castac Water District, has placed liens on 1,728 acres of the Company’s land. These liens are to secure payment of special taxes related to $30,000,000 of bond debt sold by the TRPFFA. There is a standby letter of credit for $4,584,000 related to the issuance of Tejon Industrial Complex-West, or TIC-West, Community Facility District, or West CFD, bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for this letter of credit is approximately $70,000 per year. This letter of credit will not be drawn upon unless the Company, as the largest land holder in the district, fails to make its property tax payments. This letter of credit is for a two-year period and will be renewed in two year intervals as necessary. The Company is obligated, as a landowner in the district, to pay its share of the special taxes assessed each year.

The 1,728 acres of land includes the TIC- West development. Proceeds from the sale of West-CFD bonds went to reimburse the Company for public infrastructure related to the TIC-West development. At this time there are no additional reimbursement funds remaining from the West-CFD bonds for reimbursement of cost. During the first six months of 2009 the Company received $1,474,000 of reimbursements. During 2009, the Company paid approximately $250,000 in special taxes related to the West-CFD. As development continues to occur at TIC-West, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is correspondingly reduced. It is expected that the Company will have special tax payments in 2010 of approximately $186,000 related to the West-CFD but this could change in the future based on the amount of bonds outstanding within the West-CFD and the amount of taxes paid by others. As development and land and building values increase around TIC-West, the Company may be able to have up to approximately 1,400 acres released from the West-CFD lien.

TRPFFA is preparing for the sale of bonds related to infrastructure within the Tejon Industrial Complex-East, or TIC-East, development. At this time it is estimated that the total principal of TIC-East bonds to be sold will be approximately $12,700,000. From this bond amount, the Company expects to receive reimbursements for public infrastructure of approximately $10,500,000. These bonds were sold during July are expected to close during August 2010.

On October 5, 2009, the Kern County Board of Supervisors granted entitlement approval for Tejon Mountain Village, or TMV. On November 10, 2009, a group consisting of the Center for Biological Diversity, or CBD, Wishtoyo Foundation, Tri-County Watchdogs and the Center on Race, Poverty and the Environment filed an action in Kern Superior Court under the California Environmental Quality Act, or CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of approval for TMV, including the certification of the Environmental Impact Report, or EIR, approval of associated General Plan amendments, adoption of associated Zoning Maps, adoption of Special Plan No. 1, Map 256, exclusion from Agricultural Preserves Nos. 4 and 19, and approval of Vesting Tentative Tract Maps 6720 and 6717, among other associated approvals. TMV is named as the Real Party in Interest in the action.

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

The Company believes the EIR sufficiently addresses all environmental impacts of the project. As the developer and beneficiary of the County EIR approval, the Company is actively involved in supporting the County as it defends the approval of the project. The case is expected to be heard by the Kern Superior Court in 2010. If the plaintiffs do not prevail in their initial action, it is expected they would appeal the decision. The Company intends to provide financial support to the County in defense of their decision.

On November 10, 2009, an additional suit was filed in Federal Court by an alleged representative of the Kawaiisu Tribe alleging that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found in favor of the Company.

On February 10, 2010, an individual and a related limited liability company, (collectively “Burrows”), filed a lawsuit in Los Angeles County regarding the allocation of certain water, land and entitlement processing rights as between Burrows, Tejon and Tejon’s partners for the Centennial project in Los Angeles County. The lawsuit arises from and relates to a 2006 settlement agreement between Burrows and the Company involving a land swap, water rights and entitlement processing requirements relating to Centennial and certain properties owned by Burrows in the immediate vicinity of the Centennial site.

A previously issued temporary restraining order was dissolved by the judge assigned to the Burrows lawsuit. The case is still in the preliminary pleading stage. The Company and Centennial Founders LLC are aggressively defending this lawsuit. The Company has secured the services of an outside law firm to litigate this claim. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the Burrows lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

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

On November 29, 2004, a complaint was filed by the County of Los Angeles asking for the Antelope Valley ground water basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. Because the case is still in the early stages and not at issue, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to ground water underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs will continue to be available for its use.

On May 12, 2010, the Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit claims violations of various paper reporting, operating and UST monitoring prevention laws. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. Counsel for TA and the Company are working together to attempt to change the venue of the lawsuit to Kern, or another Central Valley, County, and to dismiss the Company and TIC, as well as other TA entities, from the lawsuit. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

On June 3, 2010, Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and Tejon Castac Water District, or TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original EIR for the Monterey Amendments was determined to be insufficient in a lawsuit, and the current lawsuit challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other legal allegations, the current lawsuit challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to various Kern County interests, including TCWD which has a 2% interest in the KWB. A parallel lawsuit was also filed against Kern County Water Agency, also naming the Company and TCWD as real parties in interest. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is considering a dismissal of the Company from these lawsuits. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at June 30, 2010 was $47,020,000. The equity in the earnings of the unconsolidated joint ventures was $13,000 for the six months ended June 30, 2010. These joint ventures have not been consolidated as of June 30, 2010, because they are not VIEs and the Company does not control the investments. The Company’s current joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture performs the day-to-day operations at the facility. At June 30, 2010, the Company had an equity investment balance of $9,014,000 in this joint venture.

•

Tejon Mountain Village LLC – Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At June 30, 2010, the Company’s equity investment balance in this joint venture was $28,114,000.

•

Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the development of up to 500 acres of land in TIC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. As of June 30, 2010, the Company’s combined equity investment balance in these two joint ventures is $9,892,000.

•

Centennial Founders LLC – Centennial Founders LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. The Company had a 50% ownership interest in this joint venture until July 1, 2009 when a change in the joint venture operating agreement resulted in the Company becoming the sole funding partner and satisfying the requirements for controlling the joint venture.

Consequently, the operating results of Centennial Founders LLC were consolidated effective July 1, 2009. Despite this change our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time by contributing their pro rata share of capital in future capital calls. At June 30, 2010 the Company had a 60.94% ownership position in Centennial Founders LLC. Our partners retained a non-controlling interest in the joint venture.

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the six months ended June 30, 2010 and June 30, 2009 are as follows:

Statement of Operations

for the six months ending June 30, 2010

(In thousands)	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total
Gross revenues	$42,573	$—	$120	$—	$42,693

Net income (loss)	$614	$(5)	$(675)	$(32)	$(98)

Partner’s share of net income (loss)	245	(2)	(338)	(16)	$(111)

Equity in earnings (losses) of unconsolidated joint venture	$369	$(3)	$(337)	$(16)	$13

Balance Sheet Information as of June 30, 2010
Current assets	$12,319	$11	$196	$850	$13,376
Property and equipment, net	45,048	3,945	17,308	73,341	$139,642
Other assets	345	—	167	—	$512
Long-term debt	(19,007)	—	—	—	$(19,007)
Other liabilities	(3,023)	(38)	(297)	(1,218)	$(4,576)

Net assets	$35,682	$3,918	$17,374	$72,973	$129,947

Statement of Operations for the six months ending June 30, 2009

(In thousands)	Petro Travel Plaza Holdings	Centennial Founders	Five West Parcel	Tejon Mountain Village	Total
Gross revenues	$21,861	$107	$6	$—	$21,974

Net income (loss)	$1,061	$(242)	$(801)	$(46)	$(28)

Partner’s share of net income (loss)	425	(121)	(401)	(23)	$(120)

Equity in earnings (losses) of unconsolidated joint venture	$636	$(121)	$(400)	$(23)	$92

Balance Sheet Information as of June 30, 2009
Current assets	$12,747	$933	$1,425	$498	$15,603
Property and equipment, net	34,686	49,182	17,624	61,245	$162,737
Other assets	16	1	—	—	$17
Long-term debt	(9,471)	—	(10,587)	—	$(20,058)
Other liabilities	(1,099)	(2,696)	—	(1,175)	$(4,970)

Net assets	$36,879	$47,420	$8,462	$60,568	$153,329

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – LONG TERM WATER ASSETS

Long-term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost of $2,159,000 which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency, or AVEK, as well as 804 acre feet of water in AVEK’s water bank. An additional 14,786 acre feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds long-term contracts with the Tulare Lake Water Storage District to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $226,000. Water assets consist of the following at June 30, 2010 and December 31, 2009:

($ in thousands)	June 30, 2010	December 31, 2009
Banked water and water for future delivery	$2,273	$2,155
Transferable water	8,985	8,985
Water Contracts Tulare Lake Water Storage District (net)	5,765	5,878

Total long-term assets	$17,023	$17,018

NOTE G – INTEREST RATE RISK MANAGEMENT

At June 30, 2010, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $19,562,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. TA/Petro accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures. As of June 30, 2010, the Company’s portion of the fair value of the interest rate swap was a loss of $413,000.

NOTE H – STOCK COMPENSATION—OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through June 30, 2010, the Company has granted options under the plan to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 881,017 have been exercised or forfeited, leaving 248,275 granted options outstanding at June 30, 2010. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted to date are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the adoption of the NDSI Plan through June 30, 2010, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 58,274 options have been exercised or forfeited, leaving 25,244 granted options outstanding at June 30, 2010. Options granted under the NDSI Plan vest one year from the date of grant and have a ten year contractual term. All outstanding options granted under the NDSI plan are currently vested.

The value of the options was estimated using the Black-Scholes option-pricing formula and the expense was amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34, and a weighted-average expected life of the options of five years from the option grant date. There have been no options granted since 2002 under the 1998 Plan or since 2003 under the NDSI Plan.

Exercise prices for options outstanding under the 1998 Plan and NDSI Plan as of June 30, 2010 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately 2 years. None of the options granted under the 1998 Plan or NDSI Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the six month period ended June 30, 2010, and the year ended December 31, 2009:

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

As of June 30, 2010, there was no unrecognized compensation cost related to stock options. No shares vested during the six months ended June 30, 2010, therefore, the fair value of shares vesting was zero. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 were $618,000 and $24,000, respectively. As of June 30, 2010, there were 273,519 options vested and exercisable with a weighted-average exercise price of $25.99, aggregate intrinsic value of $47,000, and weighted-average remaining contractual life of approximately 2 years.

There was no compensation cost related to stock option arrangements recognized in the statement of operations for the six months ended June 30, 2010 or for the six months ended June 30, 2009. No share-based payment compensation costs were capitalized during this period.

NOTE I – STOCK COMPENSATION—RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

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

Total expense related to the 2004 Stock Incentive Plan for the six months ending June 30, 2010 was $1,752,000. There was $2,103,000 of costs related to the 2004 Stock Incentive Plan for the first six months of 2009.

Under the NDSI compensation plan, each director receives their annual compensation in stock. Under this plan, 51,707 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to director stock compensation during the six months ended June 30, 2010 was $162,000. There was $185,000 of cost related to this plan for the first six months of 2009.

NOTE J – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $500,000 to the plan during 2010.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. At June 30, 2010, the investment mix was approximately 64% equity, 30% debt, and 6%

money market funds. At December 31, 2009, the investment mix was approximately 66% equity, 29% debt and 5% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 6% and 3% in 2010 and 2009. The expected long-term rate of return on plan assets is 7.5% in 2010 and 2009. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the six months ended June 30, 2010 and 2009:

(In thousands)	2010	2009
Cost components:
Service cost-benefits earned during the period	$(103)	$(110)
Interest cost on projected benefit obligation	(120)	(138)
Expected return on plan assets	119	156
Net amortization and deferral	(71)	(58)

Total net periodic pension cost	$(175)	$(150)

NOTE K – INCOME TAXES

For the six months ended June 30, 2010, the Company had net income tax benefit of $1,838,000 compared to a net income tax benefit of $1,935,000 for the six months ended June 30, 2009. These tax figures represent effective income tax rates of approximately 43% and 41% for the six months ended June 30, 2010 and June 30, 2009, respectively. As of June 30, 2010, our balance sheet reflects an income tax receivable of $2,085,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

The Company had $490,000 of unrecognized tax benefits at January 1, 2010. The Company incurred no interest and penalties during the six months ended June 30, 2010.

The Internal Revenue Service (IRS) is conducting an examination of the Company’s federal income tax returns for 2005, 2006 and 2007. As of June 30, 2010, the IRS has proposed certain adjustments for those periods stemming from the timing of deductions taken for certain costs which the Company expensed when incurred and which the IRS contends should be capitalized and deducted in a later tax period. Management has evaluated the proposed adjustments and disagrees with the position taken by the IRS. The case is currently before the San Francisco Appeals Office for consideration. The Company anticipates that it is reasonably possible that additional income tax payments, including interest, of approximately $561,000 could be made during 2010. The ultimate deductibility of these expenses is highly certain, but the Internal Revenue Service is disputing the timing of the deductions. Because of the impact of deferred tax accounting, other than interest and penalties, disallowance of the immediate deduction for these items would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. Tax years from 2005 to 2009 remain subject to examination by the Federal and California State taxing authorities.

NOTE L – SEGMENT REPORTING

The revenue components of our commercial/industrial real estate segment for the six months ending June 30 are as follows:

(In thousands)	2010	2009
Commercial leases	$2,683	$2,809
Oil and mineral royalties	2,880	2,535
Grazing leases	517	529
All other land management ancillary services	1,564	1,325

	$7,644	$7,198

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

Resort/residential land development segment produces revenues from farming activities within the Centennial Founders LLC and is actively involved in the land entitlement and pre-development process. The farming segment produces revenues from the sale of winegrapes, almonds and pistachios.

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

Commercial/industrial real estate development and services generates revenues from building, grazing and land lease activities, land and building sales, oil and mineral royalties and ancillary land management activities. Resort/residential land development produces revenues from farming activities within the Centennial Founders LLC, but is primarily involved in the land entitlement process and conservation activities. Farming produces revenues from the sale of grapes, almonds, and pistachios.

For the first six months of 2010 we had a net loss of $2,607,000, compared to a net loss of $2,826,000 for the first six months of 2009. This improvement resulted from increased commercial/industrial revenues and decreased commercial/industrial expenses which more than offset a decline in investment income and a decrease in equity in the earnings of unconsolidated joint ventures.

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

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 – K for the year ended December 31, 2009. Please refer to that filing for a description of our critical accounting policies.

Results of Operations

Total revenue from segment operations for the first six months of 2010 was $8,351,000 compared to $8,173,000 for the first six months of 2009, representing an increase of $178,000, or 2%. Other income, including investment income, was $418,000 for the first six months of 2010 compared to $859,000 for the same period of 2009, representing a decrease in other income of $441,000, or 51%. The net $178,000, or 2%, increase in revenue during the first six months of 2010 is attributable to an increase in commercial/industrial revenues of $446,000, or 6%, and an increase in resort/residential revenues of $50,000, which combined, more than offset a decline in farming revenues of $318,000, or 33%. Farming revenues decreased $318,000 in the first six months of 2010 compared to the same period in 2009 because fewer prior-year crop almonds were sold. During the first six months of 2010, the sale of prior-year crop almonds accounted for $596,000 of farming revenue compared to $950,000 of farming revenue in the first six months of 2009. The decline in prior year crop almond revenue is due to lower crop inventory at the beginning of 2010 as compared to 2009. The resort/residential segment reported revenues of $50,000 during the first six months of 2010 due to the consolidation of the results of Centennial Founders LLC’s operations while no revenues were reported for the first six months of 2009 as the operations were accounted for as joint venture earnings during that period. Commercial/industrial revenues increased in the first six months of 2010 compared to the same period of 2009 due to improved oil royalties of $527,000 which were partially offset by declines in cement, sand and rock royalties of $224,000, and reduced variable revenues from our Calpine lease of $54,000. Our land management ancillary service revenues increased $189,000 in the first six months of 2010 compared to the first six months of 2009 as direct service costs were recovered from customers and revenues from our land management programs improved. Oil royalties improved as they are tied directly to the market price of oil, which has increased compared to the same period of 2009, and this price increase was more than sufficient to counter a decline in production volumes. Continued limited construction activity in California resulted in a decrease in production from mining activities in the first six months of 2010, and resulted in lower mining royalties. Investment income fell during the first six months of 2010 compared to the same period in 2009 due to a decline in the balance of funds invested and the recognition of gains on the sale of securities in the first six months of 2009 while no such gains were recognized in the first six months of 2010. We anticipate an increase in our investment income during the remainder of 2010 as a portion of the proceeds from our rights offering which was completed in the second quarter of 2010 and generated approximately $60,000,000 in new equity, are invested in income producing securities.

Net loss for the first six months of 2010 was $2,607,000, or $0.14 per share, compared to a net loss of $2,826,000, or $0.16, per share for the same period in 2009. The slight improvement in the loss for the first six months of 2010 is due to the net improvement in revenues, as described above, which when combined with a net decrease in expenses, more than offset the reductions in investment income and equity in earnings from our joint ventures. Expenses within our commercial/industrial segment decreased $745,000, or 12%, during the first six months of 2010 compared to the same period in 2009. Reduced compensation expenses accounted for the largest decrease in expenses in this segment, followed by association fees which are increasingly borne by our joint venture entities, and lower routine operating expenses such as utilities, leasing, maintenance and supplies costs. Compensation costs fell compared to the same period in 2009 as savings from 2009 staff reductions were fully realized. Within our resort/residential real estate segment, expenses increased $196,000, or 10%, during the first six months of 2010 compared to the same period in 2009 due primarily to the inclusion, through consolidation, of $363,000 of expenses of our Centennial Founders LLC joint venture. Farming expenses decreased $166,000, or 10%, during the first six months of 2010 compared to the first six months of 2009 due to a decrease of $324,000 in cost of sales for prior year crop almonds, which more than offset increases in professional service costs, fuel and water cost. Corporate general and administrative costs remained consistent during the first six months of 2010 compared to the same period in 2009. Our joint ventures generated net earnings of $13,000 in the first six months of 2010 but fell short of the first six months of 2009 levels as earnings from our TA/Petro joint venture declined by $268,000 while the loss within our Five West joint venture decreased $63,000. Earnings from TA/Petro could remain below historical levels during 2010 as additional expenses related to the new East Side Travel Plaza are expected to impact overall profitability in 2010. New travel plaza facilities routinely take up to three years to achieve consistent profitability. Results from our Rockefeller joint ventures improved $60,000 in the first six months of 2010 compared to the first six months of 2009 as a building owned by one of the ventures is recognizing revenues on a building that was vacant during the first six months of 2009. Additionally, $121,000 of losses attributable to the Centennial Founders LLC joint venture in the first six months of 2009 are no longer accounted for as joint venture losses as the results of Centennial Founders LLC are now consolidated.

Total revenues for the second quarter of 2010, including investment and other income, were $4,499,000, compared to $4,627,000 for the second quarter of 2009. This decrease of $128,000, or 2.7%, in total revenues is primarily attributable to the decline in farming revenues of $646,000 and the decline in investment income of $115,000 in the second quarter of 2010 compared to the second quarter of 2009. These declines in revenue were partially offset by increased commercial/industrial revenues of $623,000 which resulted from improved oil royalties and improved land management revenues. Farming revenues declined $646,000 during the second quarter of 2010 compared to the second quarter of 2009 as prior-year almond crop sales decreased because fewer prior crop year almonds remained available for sale. Corporate investment income fell $115,000 during the second quarter of 2010 compared to the second quarter of 2009 as funds available for investment declined compared to the prior year, yielding lower income levels. As discussed above, we anticipate an increase in our investment income during the remainder of 2010 as a portion of the proceeds from our rights offering which was completed in the second quarter of 2010 and generated approximately $60,000,000 in new equity, are invested in income producing securities.

Net loss for the second quarter of 2010 was $1,237,000 or $0.06 per share, compared to a net loss of $1,487,000, or $0.09 per share, diluted, for the same period of 2009. This $250,000 improvement is the result of the decrease in revenues described above being more than offset by lower expenses in our commercial/industrial real estate and farming operations. Expenses for the commercial/industrial real estate development and services segment decreased $272,000 in the second quarter of 2010 compared to the same quarter in 2009. This decrease was driven by reduced compensation costs of $269,000, lower insurance costs, and lower general operating costs including repairs, materials and supplies, and leasing expenses. Increased professional fees relating to environmental site surveys and project financing offset part of the cost savings. Resort/residential expenses increased $174,000 in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the consolidation of $225,000 of Centennial Founders LLC expenses. During the comparable period of 2009 the operations of Centennial Founders LLC were not consolidated. Resort/residential compensation costs declined in the second quarter of 2010 when compared to the same period of 2009 as savings driven by prior year staffing reductions were realized. Farming segment costs decreased $332,000 during the second quarter of 2010 compared to the second quarter of 2009 as cost of sales declined in line with reduced sales revenues. Fuel and professional service fees increased during the second quarter of 2010. Corporate expenses increased $65,000 in the second quarter of 2010 compared to the second quarter of 2009, with the increase mainly driven by the timing of fees incurred by our Delaware holding company.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product within the TIC-East development and completing the build-out of TIC-West. This development is being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. We continue to focus our marketing efforts for TIC-East and West on the labor and logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that in the long-term as California’s population continues to grow we will see increases in industrial activity at TIC. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. In addition, existing available warehouse space has increased significantly in the Inland Empire region of Los Angeles since mid-2008 as a result of the contraction in the economy. This excess capacity has adversely impacted our ability to sell or lease our industrial/commercial products and has put tremendous pressure on lease rates. We anticipate that excess capacity in the industrial market in the Los Angeles area and the resultant downward pressure on pricing could continue through the next two years.

While there are potential tenants interested in our commercial/industrial real estate developments, prospective activity remains depressed. The weakened economy and tightened credit markets over the last few years are a continuing challenge to businesses considering expansion or relocation. If the sluggish economic business cycle continues it could cause the decline in short-term demand to continue and potentially reduce long-term demand for our commercial and industrial developments. We cannot project the duration of this downturn, but it has had, and is expected to continue to have, a negative impact on our operations, the extent and duration of which is difficult for us to predict.

During the remainder of 2010, we anticipate that our commercial/industrial and resort/residential real estate segments will incur costs, net of amounts capitalized, related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings. Staffing reductions made in 2009 and a more targeted marketing plan that was implemented in 2009 have resulted in cost savings in our commercial operations that are more aligned with current market conditions.

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

Most of the expenses incurred within our resort/residential segment during the remainder of 2010 will be focused on continued implementation of the 2008 Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial Founders LLC and reacting to the legal challenges against TMV and Centennial Founders LLC.

We will also continue to evaluate land resources to determine the best uses of our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial and industrial properties.

There continue to be many environmental challenges regarding the movement of state project water through the Sacramento Delta. For a detailed discussion of these challenges please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Part I, Item 2 – Properties “Water Operations.” These limitations, along with the effects of a drought in California during 2008 and 2009, are reflected in the current 50% allocation of water from the State Water Project in 2010.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. We estimate that our 2010 almond crop production could decline compared to that in 2009 due to loss of product and trees sustained through wind damage. We are still holding approximately 190,000 pounds of 2009 almonds in inventory. Almond prices have begun to show signs of declining over the remainder of the year as a result of the strengthening U.S. dollar. The market value of our remaining 2009 almond inventory exceeds the carrying value of that inventory. Although 2010 is an “off” year in the alternate year crop bearing cycle of pistachios, we anticipate that current year pistachio yields will exceed 2009 levels due to the diminished yield in that year. Additionally, new acreage of producing pistachios is coming online in California which will result in larger crops for the next several years. The increased yields have had a negative impact on prices of pistachios in the last year. Our long-term projection is that crop production, especially for almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. The increase in plantings and production could be negatively impacted by the current water situation in California. A positive factor for the almond industry is that underlying demand for product has remained strong both in the United States and in our export markets although the rate of growth slowed in 2009 due to economic factors. However, improved global production and any significant increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

Income Taxes

Income tax benefit totaled $1,838,000 for the first six months of 2010. This is compared to $1,935,000 of income tax benefit for the same period of 2009. These represent effective income tax rates of approximately 43% and 41% for the six months ended June 30, 2010 and June 30, 2009, respectively. The Company is currently undergoing an Internal Revenue Service examination for the 2005, 2006 and 2007 tax years. For further discussion of this examination, please refer to “Note K – Income Taxes” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $74,537,000 at June 30, 2010, an increase of $43,698,000, or 142%, from the corresponding amount at the end of 2009. Cash, cash equivalents and marketable securities increased during the first six months of 2010 compared to the first six months of 2009 primarily due to a successful rights offering which generated approximately $60,000,000 in new equity. This inflow was partially offset by our continuing investments in our real-estate projects, investments in our joint ventures, and repayments of our line of credit.

The following table shows our cash flow activities for the six months ended June 30:

(In thousands)	2010	2009
Operating activities	$738	$(1,211)
Investing activities	$(5,624)	$(3,467)
Financing activities	$51,886	$3,232

During the first six months of 2010, our operations provided $738,000 of cash as a result of a $1,440,000 distribution of earnings from our TA/Petro joint venture and the collection of farming receivables which more than offset farming inventory expenditures during the period. Our operating loss for the first six months of 2010 did not result in net cash outflows due to the non-cash expenses included in the loss. During the first six months of 2009, our operations used $1,211,000 of cash as a result of the net loss for the year, increases in farming inventories and an increase in income taxes receivable. These outflows were partially offset by non-cash operating expenses of $4,185,000.

During the first six months of 2010, investing activities used $5,624,000 of cash. During the period, we invested $2,225,000 in the TMV LLC joint venture. In addition, we invested $4,250,000 in Centennial Founders LLC, but as it is now consolidated this amount is not shown as an investment in joint ventures in our statement of cash flows. Centennial Founders LLC invested $3,647,000 of this amount in development projects which is included in property and equipment expenditures. During the first six months of 2010 we also invested $2,745,000 in TIC infrastructure and ordinary capital expenditures such as farm equipment replacements. These cash outflows were offset by net cash of $3,347,000 provided from maturing and sold marketable securities. During the first six months of 2009, we used $3,467,000 of cash for investing, primarily reflecting capital investments of $10,635,000 of which $9,786,000 was spent on real estate project infrastructure, $729,000 was invested in agricultural crop development, and the remaining investment was in equipment. During the first six months of 2009, we also purchased water for $3,868,000, and invested $3,445,000 in our joint ventures. These cash outflows were partially offset by net cash of $13,159,000 provided from maturing and sold marketable securities and reimbursement of $1,474,000 of funds from the CFD.

It is anticipated that throughout the remainder of 2010 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our investment requirements over the remainder of 2010 could total approximately $10,000,000. These amounts include contributions to our joint ventures, investments in infrastructure within TIC-East, and water transfer and acquisition fees. Throughout the remainder of 2010, contributions to joint ventures will continue as the entitlement process for Centennial Founders LLC enters final preparations for the filing of documents for project approvals. During the third quarter of 2010 we expect to receive reimbursements from TRPFFA for public infrastructure improvements at the TIC-East development. The amount of reimbursement is expected to be approximately $10,500,000.

During the first six months of 2010, financing activities provided $51,886,000 in cash, primarily as a result of proceeds from a successful rights offering and from the exercise of stock options exceeding net payments on our line of credit. At June 30, 2010 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit. As discussed above, during the second quarter of 2010 we completed a rights offering. Under the terms of the rights offering, we distributed at no charge to the stockholders of the Company, one transferable subscription right for each share of Tejon common stock owned by such stockholders as of May 21, 2010, the record date. The rights offering also included an over subscription privilege, which entitled a stockholder who exercised all of its basic subscription rights the right to purchase additional shares of common stock that remained unsubscribed at the end of the rights offering period. At the completion of the rights offering we issued 2,608,735 shares of stock raising approximately $60,000,000 of new capital. A portion of the proceeds from the offering were used to fully repay the outstanding balance on our line of credit.

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

Capital Structure and Financial Condition

At June 30, 2010, total capitalization was $275,453,000, consisting of $341,000 of debt and $275,112,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is a decrease of four percent compared to the debt-to-total-capitalization ratio at December 31, 2009.

We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2010, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 1.50% over a selected LIBOR rate or float at 0.75% less than the bank’s prime lending rate. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Any outstanding principal balance is due and payable in full in September 2010. This note is unsecured. Under the terms of the line of credit, we must maintain tangible net worth, defined as total stockholders’ equity plus debt less intangible assets, of not less than $120,000,000 and working capital of not less than $50,000,000. At June 30, 2010 our tangible net worth was $275,453,000 and our working capital was $85,590,000. We exceeded both the tangible net worth and the working capital covenant at June 30, 2010. We have reached a preliminary agreement with our bank on the terms for the renewal of the credit facility. The preliminary renewal terms include the collateralization of our farm land and a potentially higher interest rate. It is expected that the renewal, including the final terms, will be finalized prior to the September 2010 expiration date of the current credit line. The outstanding long-term debt, less current portion of $34,000, is $307,000 at June 30, 2010. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the CFD bond debt (described in “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report), and the issuance of common stock.

As noted above, at June 30, 2010, we had $74,537,000 in cash and securities and $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we may use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. Based on the Company’s current financial position, we believe that we will have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$341	$34	$75	$85	$147
Interest on fixed rate debt	100	22	37	26	15
Line of credit commitment fees	99	99	—	—	—
Tejon Ranch Conservancy	5,668	748	1,180	880	2,860
Cash contract commitments	2,717	2,717	—	—	—

Total contractual obligations	$8,925	$3,620	$1,292	$991	$3,022

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

As discussed in “Note J – Retirement Plan” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report, we have long-term liabilities for employee retirement plans. The payments related to retirement plans are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $500,000 to the pension plan in 2010.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade rating from Moody’s or Standard and Poor’s. See “Note C – Marketable Securities” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report.

Our line-of-credit currently has no outstanding balance. The interest rate on our line-of-credit can be tied to the lending bank’s prime rate and would change when that rate changes, or tied to a LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $341,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At June 30, 2010, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to

$19,562,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income. At June 30, 2010, the Company’s share of the loss in the interest rate swap is $413,000.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At June 30, 2010

(In thousands)

	2010	2011	2012	2013	Thereafter	Total	Fair Value at 06/30/10
Assets:
Marketable securities	$3,218	$5,778	$8,453	$7,364	$1,444	$26,257	$26,854
Weighted average interest rate	2.12%	3.84%	3.31%	3.84%	2.79%	3.40%
Liabilities
Long-term debt	$17	$35	$37	$40	$212	$341	$341
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

In comparison to the prior year, our risk with regard to fluctuations in interest rates has decreased slightly due to a decline in outstanding balances of our marketable securities and the elimination of the balance of our short-term debt. There was no change in interest rate risk related to our long-term indebtedness.

Commodity Price Exposure

As of June 30, 2010, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2010 and 2009 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at June 30, 2010, $948,000 is at risk to changing prices. Of the amount at risk to changing prices, $547,000 is attributable to almonds and $401,000 is attributable to pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2009 was $5,575,000. Of the December 31, 2009 amount at risk to changing prices, $2,335,000 is related to pistachios and $3,240,000 is related to almonds.

The price estimated for recording accounts receivable for almonds recorded at June 30, 2010 was $2.19 per pound, as compared to $1.54 per pound at December 31, 2009. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $1,200. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $0.99 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $1.77 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $2,300. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30 per pound.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits –

Page Number

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 16

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated Stock Incentive Plan	FN 16

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.15	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 8

10.16	Form of Registration Rights Agreement	FN 9

10.17	*2004 Stock Incentive Program	FN 10

10.18	*Form of Restricted Stock Agreement	FN 10

10.19	*Form of Restricted Stock Unit Agreement	FN 10

10.23	Tejon Mountain Village LLC Operating Agreement	FN 12

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 13

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 17

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 7	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Periodic Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 and Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.

(b)	Exhibits

The exhibits being filed with this report are attached at the end of this report.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 6, 2010	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Senior Vice President, Chief Financial Officer