Form 10-Q
period 2010-09-30
TEJON RANCH CO
filed 2010-11-09
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Company’s outstanding shares of Common Stock on November 5, 2010 was 19,749,924.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenues:
Real estate - commercial/industrial	$3,853	$4,046	$11,497	$11,244
Real estate- resort/residential	228	194	278	194
Farming	12,198	6,010	12,855	6,985

Total revenues	16,279	10,250	24,630	18,423
Costs and Expenses:
Real estate - commercial/industrial	2,205	3,031	7,692	9,263
Real estate - resort/residential	23	1,526	2,150	3,457
Farming	4,058	4,982	5,549	6,639
Corporate expenses	(2,036)	1,963	2,086	6,028

Total expenses	4,250	11,502	17,477	25,387

Operating income (loss)	12,029	(1,252)	7,153	(6,964)
Other Income (Expense)
Investment income	246	325	708	1,235
Interest expense	(7)	—	(77)	(70)
Other income	8	15	34	34

Total other income	247	340	665	1,199
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	12,276	(912)	7,818	(5,765)
Equity in earnings of unconsolidated joint ventures, net	647	386	660	478

Income (loss) before income tax benefit	12,923	(526)	8,478	(5,287)
Income tax expense (benefit)	5,071	(188)	3,233	(2,122)

Net income (loss)	7,852	(338)	5,245	(3,165)
Net income (loss) attributable to non-controlling interest	2	(50)	(123)	(50)

Net income (loss) attributable to common stockholders	$7,850	$(288)	$5,368	$(3,115)

Net income (loss) per share attributable to common stockholders, basic	$0.40	$(0.02)	$0.30	$(0.18)

Net income (loss) per share attributable to common stockholders, diluted	$0.40	$(0.02)	$0.30	$(0.18)

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$42,562	$683
Marketable securities - available-for-sale	40,622	30,156
Accounts receivable	11,868	7,117
Inventories	5,417	1,766
Prepaid expenses and other current assets	3,931	3,929
Deferred tax assets	482	691

Total current assets	104,882	44,342

Property and equipment - net	117,937	120,461
Investments in unconsolidated joint ventures	44,692	46,337
Long-term water assets	17,171	17,018
Long-term deferred tax assets	4,138	5,798
Other assets	966	788

TOTAL ASSETS	$289,786	$234,744

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$1,854	$1,363
Other accrued liabilities	2,307	560
Income taxes payable	558	—
Deferred income	842	1,478
Short-term line of credit	—	9,550
Current portion of long-term debt	34	33

Total current liabilities	5,595	12,984
Long-term debt, less current portion	299	325
Long-term deferred gains	2,277	2,277
Other liabilities	3,661	3,323
Pension liability	1,454	1,454

Total liabilities	13,286	20,363

Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock	9,874	8,509
Additional paid-in capital	182,295	126,829
Accumulated other comprehensive loss	(2,108)	(2,151)
Retained earnings	46,408	41,040

Total Tejon Ranch Co. Stockholders’ Equity	236,469	174,227
Non-controlling interest	40,031	40,154

Total equity	276,500	214,381

TOTAL LIABILITIES AND EQUITY	$289,786	$234,744

Balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$5,245	$(3,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,846	2,080
Equity in earnings of unconsolidated joint ventures, net	(660)	(478)
Non-cash retirement plan expense	600	675
Non-cash issuances of stock and stock-based compensation	(4,583)	3,432
Deferred income taxes	773	(1,229)
Non-cash straight line income	116	114
Distribution of earnings from unconsolidated joint ventures	1,440	—
Excess tax benefit of stock based compensation	(243)	—
Other-than-temporary loss of fair market value of investment	—	113
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(6,024)	(3,513)
Current liabilities, net	1,335	329

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(155)	(1,642)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	13,447	31,892
Funds invested in marketable securities	(23,726)	(13,639)
Property and equipment expenditures	(10,279)	(16,492)
Investment in long-term water assets	(323)	(3,869)
Investment in unconsolidated joint ventures	(3,424)	(4,720)
Distribution of equity from unconsolidated joint venture	4,100	1,866
Reimbursement proceeds from community facilities district	10,860	1,474
Other	(460)	(1,161)

NET CASH USED IN INVESTING ACTIVITIES	(9,805)	(4,649)
FINANCING ACTIVITIES
Borrowings of short-term debt	6,850	11,300
Repayments of short-term debt	(16,400)	(7,000)
Repayments of long-term debt	(25)	(23)
Proceeds from exercise of stock options	2,008	197
Shares withheld for taxes	(354)	—
Net proceeds from rights offering	59,760	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	51,839	4,474
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	41,879	(1,817)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	683	3,880

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,562	$2,063

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except shares outstanding)

	TEJON RANCH COMPANY STOCKHOLDERS’ EQUITY
	Common Stock Shares Outstanding	Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at January 1, 2009	16,986,770	$8,493	$123,193	$(2,797)	$44,417	$—	$173,306
Net loss					(3,377)	(56)	(3,433)
Changes in unrealized losses on available-for-sale securities, net of taxes of $746				1,128			1,128
Benefit plan adjustment net of taxes of $263				(394)			(394)
SERP liability adjustment, net of taxes of $44				66			66
Equity in other comprehensive loss of unconsolidated joint venture, net of taxes of $102				(154)			(154)

Comprehensive loss							(2,787)

Exercise of stock options and no related tax benefit	11,858	6	235		—		241
Restricted stock issuance	26,636	13	(13)		—		—
Shares withheld for taxes	(5,836)	(3)	(143)				(146)
Non-controlling interest						40,210	40,210
Stock compensation			3,557		—		3,557

Balance at December 31, 2009	17,019,428	8,509	126,829	(2,151)	41,040	40,154	214,381
Net income					5,368	(123)	5,245
Changes in unrealized gains on available-for-sale securities, net of taxes of $136				157			157
Equity in other comprehensive loss of consolidated joint ventures, net of taxes of $75				(114)			(114)

Comprehensive loss							5,288

Exercise of stock options with related tax benefit of $243	78,494	39	1,969				2,008
Rights Offering, net expenses	2,608,735	1,305	58,455				59,760
Restricted stock issuance	53,357	27	(27)				—
Shares withheld for taxes	(11,244)	(6)	(348)				(354)
Stock compensation			(4,583)				(4,583)

Balance at September 30, 2010	19,748,770	$9,874	$182,295	$(2,108)	$46,408	$40,031	$276,500

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The period ending September 30, 2010 includes the consolidation of Centennial Founders LLC’s statement of operations, balance sheet, and statement of cash flows for the nine months ended September 30, 2010. At September 30, 2009, the Company’s pro rata portion of the results of operations of Centennial Founders LLC for the first six months of 2009 prior to its July 1, 2009 consolidation were included in earnings (losses) of unconsolidated joint ventures. The Company’s September 30, 2010 balance sheet and statement of equity are presented on a consolidated basis including the consolidation of Centennial Founders LLC. The Company’s results for the quarter, and nine months ending September 30, 2010 include the results of Centennial Founders LLC’s operations within the resort/residential segment.

The consolidated balance sheet of the Company includes the following amounts related to Centennial Founders LLC at September 30, 2010 and December 31, 2009:

(In thousands)	September 30, 2010	December 31, 2009
Cash	$513	$57
Property and equipment	$59,922	$54,232
Accounts payable and accrued liabilities	$1,159	$502

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

We adopted Accounting Standard Codification, or ASC, 855 “Subsequent Events” effective beginning the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to the date of filing of this Form 10-Q with the Securities and Exchange Commission. There have been no significant events that have not been previously disclosed or disclosed in this Form 10-Q.

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Weighted average number of shares outstanding:
Common stock	19,731,967	17,458,588	18,104,589	17,456,636
Commons stock equivalents - stock options, grants	43,243	—	59,090	—

Diluted shares outstanding	19,775,210	17,458,588	18,163,679	17,456,636

For the three and nine months ended September 30, 2009, diluted net loss per share is calculated based on the weighted average number of shares of common stock outstanding, and not diluted shares outstanding because of the antidilutive impact of common stock equivalents.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C – MARKETABLE SECURITIES

The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date.

The following is a summary of available-for-sale securities at September 30, 2010 and December 31, 2009:

(in thousands)	2010		2009
Marketable Securities:	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months	$101	$100	$2,406	$2,397
with unrecognized gains	3,852	3,907	1,445	1,448

Total Certificates of deposit	3,953	4,007	3,851	3,845

US Treasury and agency notes
with unrecognized losses for less than 12 months	6,154	6,140	1,569	1,558
with unrecognized losses for more than 12 months	—	—	19	11
with unrecognized gains	13,483	13,662	10,438	10,588

Total US Treasury and agency notes	19,637	19,802	12,026	12,157

Corporate notes
with unrecognized losses for less than 12 months	525	520	275	273
with unrecognized losses for more than 12 months	—	—	1,121	1,110
with unrecognized gains	12,962	13,498	10,030	10,376

Total Corporate notes	13,487	14,018	11,426	11,759

Municipal notes
with unrecognized losses for less than 12 months	576	567	128	127
with unrecognized losses for more than 12 months	—	—	369	368
with unrecognized gains	2,188	2,228	1,868	1,900

Total Municipal notes	2,764	2,795	2,365	2,395

	$39,841	$40,622	$29,668	$30,156

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

At September 30, 2010, the fair market value of investment securities exceeded the cost basis by $781,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at September 30, 2010. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

As of September 30, 2010, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $157,000, which is net of taxes of $136,000.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2010, the Company’s gross unrealized holding gains equal $810,000 and gross unrealized holding losses equal $29,000. On September 30, 2010, the average maturity of certificates of deposits was 2.15 years, the average maturity of U.S. Treasury and agency securities was 2.96 years, the average maturity of corporate notes was 2.49 years and the average maturity of municipal notes was 2.65 years. Currently, the Company has no securities with a remaining term to maturity of greater than six years.

The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands)
At September 30, 2010	2010	2011	2012	2013	2014	2015	Total
Certificates of deposit	$—	$1,736	$1,547	$581	$—	$—	$3,864
U.S. Treasury and agency notes	494	2,366	4,734	8,785	1,969	1,175	19,523
Corporate notes	125	3,203	3,200	5,873	800	—	13,201
Municipal notes		930	475	1,050	265	—	2,720

	$619	$8,235	$9,956	$16,289	$3,034	$1,175	$39,308

At December 31, 2009	2010	2011	2012	2013	Total
Certificates of deposit	$495	$1,736	$1,547	$—	$3,778
U.S. Treasury and agency notes	4,625	1,645	4,880	805	$11,955
Corporate notes	1,581	3,129	3,200	3,536	$11,446
Municipal notes	255	940	650	500	$2,345

	$6,956	$7,450	$10,277	$4,841	$29,524

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

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and the Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 1,728 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for Tejon Industrial Complex-West, or TIC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $12,670,000 of bond debt sold by TRPFFA for Tejon Industrial Complex-East, or TIC-East. At TIC-West, the West CFD has no additional bond principal amount approved for issuance. At TIC-East, the East CFD has approximately $107,000,000 of additional bond debt authorized by TRPFFA.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the sale of bonds there is a standby letter of credit for $4,584,000 related to the issuance of West CFD bonds and a standby letter of credit for $2,189,000 related to the issuance of East CFD bonds. The standby letters of credit are in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. These letters of credit will not be drawn upon unless the Company, as the largest land owner in each CFD, fails to make its property tax payments. The Company believes that the letters of credit will never be drawn upon. These letters of credit are for two-year periods of time and will be renewed in two-year intervals as necessary. The annual cost related to the letters of credit is approximately $100,000.

The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TIC-West and TIC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TIC West development. At this time there are no additional reimbursement funds remaining from the West CFD bonds or East CFD bonds for reimbursement of cost. During September 2010 the Company received approximately $10,860,000 of reimbursement related to TIC-East infrastructure. During the first nine months of 2009 the Company received $1,474,000 of reimbursements related to TIC-West infrastructure. During 2009, the Company paid approximately $250,000 in special taxes related to the West CFD and none related to the East CFD. As development continues to occur at TIC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is correspondingly reduced. It is expected that the Company will have special tax payments in 2010 of approximately $156,000 related to the West CFD and approximately $362,000 of taxes during the fourth quarter of 2010 related to the East CFD. These amounts could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. As development and land and building values increase around TIC-West, the Company may be able to have up to approximately 1,400 acres released from the West CFD lien.

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

The Company believes the EIR sufficiently addresses all environmental impacts of the project. As the developer and beneficiary of the County EIR approval, the Company is actively involved in supporting the County as it defends the approval of the project. On November 5, 2010, Kern County Superior Court Judge Kenneth Twisselman ruled in favor of Kern County, the Company, and its development partner DMB Associates, Inc., when he found that the County had properly analyzed and evaluated the environmental effects of TMV. In his ruling, Judge Twisselman rejected claims made by the above listed plaintiffs. It is expected the plaintiffs will appeal this decision.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 10, 2009, an additional suit was filed in Federal Court by an alleged representative of the Kawaiisu Tribe alleging that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found in favor of the Company. The Company expects the case to be heard before the Federal Court during the first half of 2011.

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

A previously issued temporary restraining order was dissolved by the judge assigned to the Burrows lawsuit. The case is still in the preliminary pleading stage, and may be consolidated with the on-going Antelope Valley Groundwater Adjudication cases. The Company and Centennial Founders LLC are aggressively defending this lawsuit. The Company has secured the services of an outside law firm to litigate this claim. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the Burrows lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

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

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 29, 2004, a complaint was filed by the County of Los Angeles asking for the Antelope Valley groundwater basin to be adjudicated. This means that the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. Because the case is still in the early stages and not at issue, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Centennial project’s needs, will continue to be available for its use.

On May 12, 2010, the Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit claims violations of various paper reporting, operating and UST monitoring prevention laws. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. Counsel for TA and the Company have worked with the Attorney General to change the venue of the lawsuit to Merced County, and are also working together to attempt to dismiss the Company and TIC, as well as other TA entities, from the lawsuit. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

On June 3, 2010, Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original EIR for the Monterey Amendments was determined to be insufficient in a lawsuit, and the current lawsuit challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other legal allegations, the current lawsuit challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to various Kern County interests, including TCWD which has a 2% interest in the KWB. A parallel lawsuit was also filed against Kern County Water Agency, also naming the Company and TCWD as real parties in interest. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is considering a dismissal of the Company from these lawsuits. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at September 30, 2010 was $44,692,000. The equity in the earnings of the unconsolidated joint ventures was $660,000 for the nine months ended September 30, 2010. These joint ventures have not been consolidated as of September 30, 2010, because they are not VIE’s and the Company does not control the investments. The Company’s current joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC - TA/Petro is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TIC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture performs the day-to-day operations at the facility. At September 30, 2010, the Company had an equity investment balance of $9,749,000 in this joint venture.

•

Tejon Mountain Village LLC - Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At September 30, 2010, the Company’s equity investment balance in this joint venture was $29,173,000.

•

Rockefeller Joint Ventures - The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the development of up to 500 acres of land in TIC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. At September 30, 2010, the Company’s combined equity investment balance in these two joint ventures is $5,770,000.

•

Centennial Founders LLC - Centennial Founders LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. The Company had a 50% ownership interest in this joint venture until July 1, 2009 when a change in the joint venture operating agreement resulted in the Company becoming the sole funding partner and satisfying the requirements for controlling the joint venture.

Consequently, the operating results of Centennial Founders LLC were consolidated effective July 1, 2009. Despite this change our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time by contributing their pro rata share of capital in future capital calls. At September 30, 2010 the Company had a 62.28% ownership position in Centennial Founders LLC. Our partners retained a non-controlling interest in the joint venture.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited condensed financial information of the Company’s unconsolidated joint ventures as of and for the nine months ended September 30, 2010 and September 30, 2009 are as follows:

Statement of Operations

for the nine months ending September 30, 2010

(In thousands)

	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total
Gross revenues	$66,700	$—	$279	$—	$66,979

Net income (loss)	$1,894	$(6)	$(886)	$(62)	$940

Partner’s share of net income (loss)	$757	$(3)	$(443)	$(31)	$280

Equity in earnings (losses) of unconsolidated joint venture	$1,137	$(3)	$(443)	$(31)	$660

Balance Sheet Information as of September 30, 2010
Current assets	$13,396	$4	$631	$1,114	$15,145
Property and equipment, net	44,866	3,967	17,330	—	66,163
Other assets	250	—	—	75,498	75,748
Long-term debt	(18,865)	—	(8,625)	—	(27,490)
Other liabilities	(2,738)	(38)	(222)	(1,520)	(4,518)

Net assets	$36,909	$3,933	$9,114	$75,092	$125,048

Statement of Operations

for the nine months ending September 30, 2009

(In thousands)

	Petro Travel Plaza Holdings	Centennial Founders through June 30, 2009	Five West Parcel	Tejon Mountain Village	18-19 West LLC	Total
Gross revenues	$36,493	$107	$19	$—	$—	$36,619

Net income (loss)	$2,023	$(242)	$(1,294)	$(53)	$—	$434

Partner’s share of net income (loss)	$809	$(121)	$(647)	$(27)	$—	$14

Equity in earnings (losses) of unconsolidated joint venture	$1,214	$(63)	$(647)	$(26)	$—	$478

Balance Sheet Information as of September 30, 2009
Current assets	$16,495	$—	$1,247	$559	$1	$18,302
Property and equipment, net	41,100	—	17,461	64,114	3,739	126,414
Other assets	257	—	—	—	—	257
Long-term debt	(18,679)	—	(10,629)	—	—	(29,308)
Other liabilities	(1,331)		(111)	(1,562)	(26)	(3,030)

Net assets	$37,842	$—	$7,968	$63,111	$3,714	$112,635

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – LONG TERM WATER ASSETS

Long-term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost of $2,478,000 which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency, or AVEK, as well as 804 acre feet of water in AVEK’s water bank. An additional 14,786 acre feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds long-term contracts with the Tulare Lake Water Storage District to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $226,000. Water assets consist of the following at September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010	December 31, 2009
Banked water and water for future delivery	$2,478	$2,155
Transferable water	8,985	8,985
Water Contracts Tulare Lake Water Storage District (net)	5,708	5,878

Total long-term assets	$17,171	$17,018

NOTE G – INTEREST RATE RISK MANAGEMENT

At September 30, 2010, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $19,427,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. TA/Petro accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures. As of September 30, 2010, the Company’s portion of the fair value of the interest rate swap was a loss of $445,000.

NOTE H – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through September 30, 2010, the Company has granted options under the plan to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 881,017 have been exercised or forfeited, leaving 248,275 granted options outstanding at September 30, 2010. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted to date are currently vested.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the adoption of the NDSI Plan through September 30, 2010, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 58,274 options have been exercised or forfeited, leaving 25,244 granted options outstanding at September 30, 2010. Options granted under the NDSI Plan vest one year from the date of grant and have a ten year contractual term. All outstanding options granted under the NDSI plan are currently vested.

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

Exercise prices for options outstanding under the 1998 Plan and NDSI Plan as of September 30, 2010 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately 2 years. None of the options granted under the 1998 Plan or NDSI Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2010, and the year ended December 31, 2009:

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

As of September 30, 2010, there was no unrecognized compensation cost related to stock options. No shares vested during the nine months ended September 30, 2010, therefore, the fair value of shares vesting was zero. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 were $618,000 and $24,000, respectively. As of September 30, 2010, there were 273,519 options vested and exercisable with a weighted-average exercise price of $25.99, aggregate intrinsic value of $23,000, and weighted-average remaining contractual life of approximately 2 years.

There was no compensation cost related to stock option arrangements recognized in the statement of operations for the nine months ended September 30, 2010 or for the nine months ended September 30, 2009. No share-based payment compensation costs were capitalized during this period.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. Under these Plans, the Company has issued 112,824 shares of restricted stock that vest over three and four-year periods of time and of this amount 71,672 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 113,769 for threshold performance, 741,042 shares for target performance, and 1,093,191 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities.

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

Beginning the first quarter of 2010, the Compensation Committee of the Board of Directors, or the Board, conducted a compensation study prepared by an outside consultant. One of the outcomes of the compensation study was that the Board elected to modify selected outstanding and unvested performance milestone grants, or the existing performance milestone grants, and issue additional milestone performance grants, or the new performance milestone grants. The Board determined that the development milestones that were outlined in the existing performance milestone grants continue to be the appropriate measurements for vesting purposes of the modified existing and new performance milestone grants. The Company has assessed that it is probable that these performance milestones will be met.

As discussed above, the performance milestone grant approved by the Board in September 2010, included the modification of existing performance milestone grants totaling 262,438 restricted stock units and the issuance of new performance milestone grants totaling 332,562 restricted stock units. 179,638 restricted stock units of the modified existing performance milestone grants have been accounted for as an improbable-to-probable modification since the Company has determined that achieving the development milestones was not achievable by the end of 2010 due to a time element restriction. As such, the previous stock compensation expense recognized on the existing performance milestone grants has been reversed as discussed more fully below, and the fair value of these modified performance milestone grants is being recognized over the new requisite service period. The remaining 82,800 restricted stock units of the modified existing performance milestone grants have been accounted for as a probable-to-probable modification as the Company continues to believe that it is probable that we will meet the milestone events that trigger vesting of these grants both before and after the modification. The unamortized total cost relating to these probable-to-probable modified performance milestone grants is being recognized ratably over the new requisite service period. The impact of modifying the exiting performance stock grants is a reversal of prior stock compensation expense of $6,327,000 during the quarter ended September 30, 2010.

As part of its analysis to determine the appropriate accounting for the modification of the existing performance milestone grants the Company concluded that it should have reversed in 2009, the stock compensation expense related to 93,158 restricted stock units of the total 179,638 restricted stock units accounted for as an improbable-to-probable modification, as discussed above, since the time element restriction of the development milestone objective was not going to be met. This error resulted in an overstatement of stock compensation expense of approximately $3,098,000 for the quarter ended September 30, 2009. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that correcting the error would be immaterial to the expected results for the current year financial statements and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results. Accordingly, the Company recorded an adjustment during the third quarter of 2010 to reverse the associated stock compensation. The correction is included in the $6,327,000 stock compensation reversal shown above.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ending September 30, 2010 there was a net reversal of expense related to the Stock Incentive Plan of $4,827,000. There was $3,155,000 of costs related to the Stock Incentive Plan for the first nine months of 2009.

Under the NDSI compensation plan, each director receives their annual compensation in stock. Under this plan, 54,858 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to director stock compensation during the nine months ended September 30, 2010 was $244,000. There was $278,000 of cost related to this plan for the first nine months of 2009.

NOTE J – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $650,000 to the plan during 2010.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. At September 30, 2010, the investment mix was approximately 64% equity, 27% debt, and 9% money market funds. At December 31, 2009, the investment mix was approximately 66% equity, 29% debt and 5% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 6% and 3% in 2010 and 2009. The expected long-term rate of return on plan assets is 7.5% in 2010 and 2009. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected total pension and retirement expense was as follows for the nine months ended September 30, 2010 and 2009:

(In thousands)	2010	2009
Cost components:
Service cost-benefits earned during the period	$(155)	$(165)
Interest cost on projected benefit obligation	(180)	(207)
Expected return on plan assets	179	234
Net amortization and deferral	(107)	(87)

Total net periodic pension cost	$(263)	$(225)

NOTE K – INCOME TAXES

For the nine months ended September 30, 2010, the Company had net income tax expense of $3,233,000 compared to a net income tax benefit of $2,122,000 for the nine months ended September 30, 2009. These tax figures represent effective income tax rates of approximately 38% and 41% for the nine months ended September 30, 2010 and September 30, 2009, respectively. As of September 30, 2010, our balance sheet reflects an income tax payable of $558,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses.

During the fourth quarter of 2010, the Company expects to file for refunds from the Internal Revenue Service, or IRS, related to its 2008 and 2007 federal income taxes. The refunds being filed for those years total approximately $1,400,000. The refunds are generated from the carry back of 2009 net operating losses.

The IRS is conducting an examination of the Company’s federal income tax returns for 2005, 2006 and 2007. As of September 30, 2010, the IRS proposed certain adjustments for those periods stemming from the timing of deductions taken for certain costs which the Company expensed when incurred and which the IRS contends should be capitalized and deducted in a later tax period Tax years from 2005 to 2009 remain subject to examination by the Federal and California State taxing authorities. During October 2010, the Company reached a settlement with the IRS San Francisco Appeals Office. The settlement will result in the capitalization of costs in 2005 and 2006 to our development projects. Settlement costs of approximately $875,000 related to increased tax payments for 2006 and 2005 will be made during the fourth quarter of 2010. The Company had $490,000 of unrecognized tax benefits at January 1, 2010. The Company incurred approximately $66,000 of interest cost during the third quarter of 2010 and no penalties during the nine months ended September 30, 2010.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L – SEGMENT REPORTING

The revenue components of our commercial/industrial real estate segment for the nine months ending September 30 are as follows:

(In thousands)	2010	2009
Commercial leases	$4,185	$4,232
Oil and mineral royalties	4,120	4,155
Grazing leases	837	795
All other land management ancillary services	2,355	2,062

	$11,497	$11,244

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

Resort/residential land development segment produces revenues from farming activities within the Centennial Founders LLC and is actively involved in the land entitlement and pre-development process. The farming segment produces revenues from the sale of wine grapes, almonds and pistachios.

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

For the first nine months of 2010 we had a net income of $5,368,000, compared to a net loss of $3,115,000 for the first nine months of 2009. This improvement is largely the result of significantly higher farming revenues and an overall reduction in operating expenses, which included a significant reversal of stock compensation expense as described above.

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

Results of Operations

Total revenue from segment operations for the first nine months of 2010 was $24,630,000 compared to $18,423,000 for the first nine months of 2009, representing an increase of $6,207,000, or 34%. Other income, including investment income, was $665,000 for the first nine months of 2010 compared to $1,199,000 for the same period of 2009, representing a decrease in other income of $534,000, or 45%. The net $6,207,000, or 34%, increase in revenue from segment operations during the first nine months of 2010 is attributable to an increase in farming revenues of $5,870,000, an increase in commercial/industrial revenues of $253,000 and an increase in resort/residential revenues of $84,000.

Farming revenues increased $5,870,000 in the first nine months of 2010 compared to the same period in 2009 primarily due to an increase of $6,209,000 in pistachio revenues resulting from a 97% increase in production and a 38% increase in price per pound compared to the same period in 2009. The 2010 pistachio production of 3,644,000 pounds was our largest in any single year. The increase in pistachio revenues was partially offset by a decrease in almond revenues. The decline in almond revenue compared to the prior year is due to lower crop inventory carry-forward at the beginning of 2010 as compared to 2009 and the harvest of the 2010 almond crop being much later in the year than the prior year.

The resort/residential segment reported revenues of $278,000 during the first nine months of 2010 compared to $194,000 during the first nine months of 2009, resulting in an increase of $84,000 or 43%. The increase is primarily due to the consolidation of Centennial Founders LLC occurring in the third quarter of 2009. Prior to the third quarter of 2009, the operations of Centennial Founders LLC were accounted for as joint venture earnings.

Commercial/industrial revenues increased $253,000 in the first nine months of 2010 compared to the same period of 2009 primarily due to increased oil royalties of $412,000, and increased land management and ancillary service revenues of $506,000, which were partially offset by declines in cement, sand and rock royalties of $540,000 and reduced variable revenues from our Calpine lease of $142,000. Oil royalties improved as they are tied directly to the market price of oil, which has increased compared to the same period of 2009, and this price increase was more than sufficient to counter a decline in production volumes. Continued limited construction activity in California resulted in a decrease in production from mining activities during the first nine months of 2010, and resulted in lower mining royalties.

Investment income fell $527,000 during the first nine months of 2010 compared to the same period in 2009 due to a decline in the average balance of funds invested, much lower reinvestment interest rates, and the recognition of gains on the sale of securities in the first nine months of 2009 while no such gains were recognized in the first nine months of 2010. We anticipate an increase in our investment income during the remainder of 2010 as the proceeds from our rights offering that was completed in the second quarter of 2010 and generated approximately $60,000,000 in new equity, are invested in income producing securities.

Net income attributable to common stockholders for the first nine months of 2010 was $5,368,000, or $0.30 per share, compared to a net loss attributable to common stockholders of $3,115,000, or $0.18, per share for the same period in 2009. The improvement for the first nine months of 2010 is due to the net increase in revenues, as described above, which when combined with a net decrease in expenses more than offset the reductions in investment income.

For the quarter and the nine months ending September 30, 2010, the largest component of the reduction in expense across all of our operating units is the reversal of stock compensation expense related to a modification of existing performance milestone grants. During 2010, the Compensation Committee of the Board conducted a compensation study prepared by an outside consultant. One of the outcomes of the compensation study was that the Board elected to modify selected existing performance milestone grants and issue additional performance milestone grants. The Board determined that the development milestones that were outlined in the existing performance milestone grants continue to be the appropriate events used to measure the creation of shareholder value and therefore, appropriate measurements for vesting purposes of the modified existing and new performance milestone grants. We have determined that it is probable that these performance milestones will be met.

As discussed above, the performance milestone grants modification approved by the Board in September 2010, included the modification of exiting performance milestones grants totaling 262,438 restricted stock units and the issuance of new performance milestone grants, totaling 332,562 restricted stock units. 179,638 of the modified existing performance milestone grants have been accounted for as an improbable-to-probable modification since we have determined that achieving the future development milestones is not achievable by the end of 2010 due to a time element restriction. As such, the previous stock compensation expense recognized on the existing performance milestone has been reversed as discussed more fully below, and the fair value of these modified performance milestone grants is being recognized over the new requisite service period. The remaining 82,800 restricted stock units of the modified existing performance milestone grants has been accounted for as a probable-to-probable modification as we continue to believe that it is probable that we will meet the milestone events that trigger vesting of these grants both before and after the modification. The total unamortized cost relating to these probable-to-probable modified performance milestone grants is being recognized ratably over the new requisite service period. The impact of modifying the existing stock grants is a reversal of prior stock compensation expense of $6,327,000 during the quarter ended September 30, 2010. This reversal of cost as well as future stock compensation costs are based on best estimates and have no cash flow impact to our financial statements. See “Note I—Stock Compensation, Restricted Stock and Performance Share Grants” in Notes to Unaudited Consolidated Financial Statements in this report for additional information regarding stock compensation.

In connection with our stock grant modification analysis, we determined that we should have reversed in 2009, the stock compensation expense related to 93,158 restricted stock units of the total 179,638 restricted stock units accounted for as an improbable-to-probable modification, as discussed above, since the time element restriction of the development milestone objective was not going to be met. This error resulted in an overstatement of stock compensation expense of approximately $3,098,000 for the year ended 2009. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error would be immaterial to the expected results for the current year financial statements and correcting the error would not have had a material impact on any individual prior period financial statement or affect the trend of financial results. Accordingly, the Company recorded an adjustment during the third quarter of 2010 to reverse the associated stock compensation. The correction is included in the $6,327,000 total stock compensation reversal shown above.

Expenses within our commercial/industrial segment decreased $1,571,000, or 17%, during the first nine months of 2010 compared to the same period in 2009. Reduced stock compensation expense accounted for the largest decrease in expenses in this segment, followed by fixed water costs, association fees, which are increasingly borne by our joint venture entities, and lower routine operating expenses such as insurance, utilities, leasing, maintenance and supplies costs. Compensation costs fell during the first nine months of 2010 compared to the same period in 2009 as savings from 2009 staff reductions were fully realized during the first nine months of 2010 and due to the stock compensation expense reversals described above.

Within our resort/residential real estate segment, expenses decreased $1,307,000, or 38%, during the first nine months of 2010 compared to the same period in 2009 due primarily to reduced stock compensation expenses and lower routine operating expenses.

Farming expenses decreased $1,090,000, or 16%, during the first nine months of 2010 compared to the first nine months of 2009 due to a decrease of $705,000 in cost of sales for prior year crop almonds, a $205,000 decrease of pistachio cost of sales and reduced stock compensation expenses. These improvements were partially offset by increases in professional service fees, fuel, and water costs.

Corporate general and administrative costs decreased $3,942,000, or 65%, during the first nine months of 2010 compared to the same period in 2009, primarily due to a reduction of stock compensation expense, partially offset by an increase in professional services.

Our joint ventures generated net earnings of $660,000 in the first nine months of 2010 compared to $478,000 in the first nine months of 2009. The increase is primarily due to improved results from our Rockefeller joint ventures by $200,000 in the first nine months of 2010 over the first nine months of 2009 as a building owned by one of the ventures began recognizing revenues on a building that was vacant during the first nine months of 2009. Net earnings from our TA/Petro joint venture declined by $77,000, in the first nine months of 2010 compared to the first nine months of 2009 as a result of losses sustained during the first quarter of 2010 as the new travel plaza facilities opened this year. Additionally, $63,000 of losses attributable to the Centennial Founders LLC joint venture during the first six months, of 2009 are no longer accounted for as joint venture losses as the results of Centennial Founders LLC are now consolidated.

Total revenues for the third quarter of 2010, including investment and other income, were $16,279,000, compared to $10,250,000 for the third quarter of 2009. This increase of $6,029,000, or 59%, in total revenues is primarily attributable to the increase in farming revenues of $6,188,000 in the third quarter of 2010 compared to the third quarter of 2009. This increase in revenues was partially offset by a decline in commercial/industrial revenues of $193,000 which was primarily due to reduced oil and mineral royalties net of improved land management revenues.

Farming revenues increased $6,188,000 during the third quarter of 2010 compared to the third quarter of 2009 primarily due to an increase in pistachio revenue of $8,917,000 due to a 97% increase in production and a 38% increase in price per pound. The increase was partially offset by lower almond revenues, as prior-year almond crop sales decreased because fewer prior crop year almonds remained available for sale at the beginning of 2010 and fewer sales of 2010 crop almonds due to a late harvest.

Corporate investment income fell $79,000 during the third quarter of 2010 compared to the third quarter of 2009 due largely to lower investment rates on funds invested. We anticipate an increase in our investment income during the remainder of 2010 as the proceeds from our rights offering, which was completed in the second quarter of 2010 and generated approximately $60,000,000 in new equity, are invested in income producing securities.

Net income attributable to common stockholders for the third quarter of 2010 was $7,850,000, or $0.40 per share diluted , compared to a net loss attributable to common stockholders of $288,000, or $0.02 per share, diluted, for the same period of 2009. This $8,138,000 improvement resulted from increase in revenues described above, and lower stock compensation expenses due to the reversal of stock compensation expenses as a result of a modification of an award across all segments, as discussed above.

Our share of earnings from our joint ventures increased $261,000 in the third quarter of 2010 compared to the third quarter of 2009, primarily due to improved results at our TA/Petro joint venture of $190,000 and at the Five West joint venture of $141,000.

Future activities within the commercial/industrial segment will be focused on the marketing and development of commercial/industrial product within TIC-East and completing the build-out of TIC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. We continue to focus our marketing efforts for TIC-East and TIC-West on the labor and logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that in the long-term as California’s population grows we will see increases in industrial activity at TIC. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. In addition, existing available warehouse space has increased significantly in the Inland Empire region of Los Angeles since mid-2008 as a result of the contraction in the economy. This excess capacity has adversely impacted our ability to sell or lease our industrial/commercial products and has put tremendous pressure on lease rates. We anticipate that excess capacity in the industrial market in the Los Angeles area and the resultant downward pressure on pricing could continue through 2011.

We have seen an increase during the third quarter of 2010 in potential tenants interested in our commercial/industrial real estate developments; however, overall activity continues to be depressed. The weakened economy and tightened credit markets over the last few years are a continuing challenge to businesses considering expansion or relocation. If the sluggish economic business cycle continues it could cause the decline in short-term demand to continue and potentially reduce long-term demand for our commercial and industrial developments. We cannot project the duration of this downturn, but it has had, and is expected to continue to have, a negative impact on our operations, the extent and duration of which is difficult for us to predict.

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

On October 5, 2009, TMV, development received unanimous entitlement approval from the Kern County Board of Supervisors. This approval allows the Company to proceed with its proposed development of TMV as a premier resort community. Shortly after approval, opponents of the project filed a lawsuit against Kern County under CEQA. Projects of this size and importance to the community are frequently the target of such suits. It is not possible to anticipate the length of time or the financial cost that will be required to defend against the CEQA suit. The Company does not plan to begin development of TMV until the suit is settled, and will only do so then if market conditions justify the commencement of development. We do not anticipate commencing development of TMV before the end of 2010. On November 5, 2010, Kern County Superior Court Judge Kenneth Twisselman ruled in favor of Kern County, the Company, and its development partner DMB Associates, Inc., when he found that the County had properly analyzed and evaluated the environmental effects of TMV. In his ruling, Judge Twisselman rejected claims made by the above listed plaintiffs. It is expected that the plaintiffs will appeal this decision.

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

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. We currently are estimating that our 2010 almond crop production will be on par with 2009 production despite the loss of product and trees sustained through wind damage in early 2010. Almond prices, due to the late harvest and reduced inventories, are comparable to 2009 prices and showing some possible improvement. As noted earlier, our 2010 pistachio crop is our largest ever. Based on the reduced 2009 pistachio production and the record 210 pistachio production, management believes that the alternate bearing cycle of pistachios may have been altered such that 2010 pistachio production is an “on” year based on 2010’s “on” year production levels. Based on the large amount of 2010 pistachio production we expect 2011 production to be significantly lower. Pistachio pricing for 2010 has been strong due primarily to no industry inventory available from the prior year crop. No carry forward inventory combined with improved demand has driven pistachio prices to more than $2.30 per pound.

Our long-term projection is that crop production, especially for almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. The increase in plantings and production could be negatively impacted by the current water situation in California. A positive factor for the almond industry is that underlying demand for product has remained strong both in the United States and in our export markets although the rate of growth slowed in 2009 and 2010 due to economic factors. However, improved global production and any significant increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or Annual Report, and under the heading, “Risk Factors” under Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, please refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report.

Income Taxes

Income tax expense totaled $3,233,000 for the first nine months of 2010. This is compared to $2,122,000 of income tax benefit for the same period of 2009. These represent effective income tax rates of approximately 38% and 41% for the nine months ended September 30, 2010 and September 30, 2009, respectively. The Company is currently undergoing an IRS examination for the 2005, 2006 and 2007 tax years. During October 2010, the Company reached a settlement with the IRS. For further discussion of this settlement, please refer to “Note K – Income Taxes” in the Notes to Unaudited Consolidated Financial Statements in this report.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $83,184,000 at September 30, 2010, an increase of $52,234,000, or 170%, from the corresponding amount at the end of 2009. Cash, cash equivalents and marketable securities increased during the first nine months of 2010 compared to the first nine months of 2009 primarily due to a successful rights offering which generated approximately $60,000,000 in new equity, reimbursement of $10,800,000 in infrastructure costs at TIC-East from the East CFD, and an equity distribution of $4,100,000 from our Five West Parcel LLC joint venture. This inflow was partially offset by our continuing investments in our real-estate projects, investments in our joint venture, and repayments of our line of credit in June 2009.

The following table shows our cash flow activities for the nine months ended September 30:

(In thousands)	2010	2009
Operating activities	$(155)	$(1,642)
Investing activities	$(9,805)	$(4,649)
Financing activities	$51,839	$4,474

During the first nine months of 2010, our operations used $155,000 of cash as a result of an increase in farm receivables offset by $1,440,000 distribution of earnings from our TA/Petro joint venture and the reversal of non-cash items. During the first nine months of 2009, our operations used $1,642,000 of cash as a result of the net loss for the year, increases in farming receivables and an increase in current year income taxes receivable. These outflows were partially offset by non-cash operating expenses of $6,187,000.

During the first nine months of 2010, investing activities used $9,805,000 of cash. During the period, we invested $10,279,000 in marketable securities, net of maturities, $10,279,000 in capital expenditures, as described below, and contributed $3,424,000 in our unconsolidated joint ventures. The outflows were partially offset by the reimbursement from the community facilities district of $10,860,000 and a $4,100,000 distribution from our Five West Parcel joint venture. Included in the $10,279,000 capital expenditures during the first nine months of 2010 was $5,675,000 that Centennial Founders LLC invested in development projects. The remaining capital expenditures consisted of investments in TIC infrastructure and ordinary capital expenditures such as farm equipment replacements.

During the first nine months of 2009, we used $4,649,000 of cash for investing, primarily reflecting capital investments of $16,492,000 of which $14,160,000 was spent on real estate project infrastructure, $1,033,000 was invested in agricultural crop development, and the remaining investment was in equipment. We also purchased water for $3,869,000, and invested $7,170,000 in our joint ventures. Of the $7,170,000 invested in our joint ventures, $2,450,000 was invested in Centennial Founders LLC subsequent to its June 30, 2009 consolidation, therefore the amount shown for investment in joint ventures in our statement of cash flows is presented net of this amount. These cash outflows were partially offset by net cash of $18,253,000 provided from maturing and sold marketable securities and reimbursement of $1,474,000 of funds from the West CFD.

It is anticipated that throughout the remainder of 2010 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our investment requirements over the remainder of 2010 could total approximately $15,000,000. These amounts include contributions to our joint ventures, investments in infrastructure within TIC-East, and possible water purchases. Throughout the remainder of 2010, contributions to joint ventures will continue as the entitlement process for Centennial Founders LLC enters final preparations for the filing of documents for project approvals.

The capital investment estimate includes an amount for the possible purchase of additional water assets by the Company. As we have previously discussed, the Company is continually looking for and evaluating potential water purchases and investments. During October 2010, we began performing due diligence on a potential water purchase that could materialize during the fourth quarter of 2010.

During the first nine months of 2010, financing activities provided $51,839,000 in cash, primarily as a result of proceeds from a successful rights offering and from the exercise of stock options, partially offset by net payments on our line of credit. At September 30, 2010 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit. As discussed above, during the second quarter of 2010 we completed a rights offering. Under the terms of the rights offering, we distributed at no charge to the stockholders of the Company, one transferable subscription right for each share of Tejon common stock owned by such stockholders as of May 21, 2010, the record date. The rights offering also included an over subscription privilege, which entitled a stockholder who exercised all of its basic subscription rights the right to purchase additional shares of common stock that remained unsubscribed at the end of the rights offering period. At the completion of the rights offering we issued 2,608,735 shares of stock raising approximately $60,000,000 of new capital. A portion of the proceeds from the offering were used to fully repay the outstanding balance on our line of credit.

During the first nine months of 2009, financing activities provided $4,474,000 in cash, primarily from net working capital borrowings on our line of credit. At September 30, 2009 we had an outstanding balance of $7,050,000 on our line of credit. The proceeds from the line of credit were primarily used to fund the purchase of water assets and to contribute to our joint ventures. During June 2010, all outstanding balances on this line of credit were paid off.

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

Capital Structure and Financial Condition

At September 30, 2010, total capitalization was $276,786,000, consisting of $333,000 of debt and $276,453,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is a decrease of four percent compared to the debt-to-total-capitalization ratio at December 31, 2009.

During September 2010 our existing line of credit of $30,000,000 expired and at September 30, 2010 was not available for our use. During June 2010, all outstanding balances on this line of credit were paid off. During September 2010, we came to an agreement with our bank regarding the final terms of a renewed line of credit. The renewal terms include the collateralization of our farm land, an interest rate that floats at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term, and an expiration date in October 2013. During the term of this credit facility, we can borrow at any time and partially or wholly repay any outstanding borrowings and then reborrow, as necessary. Under the terms of the new line of credit, we must maintain tangible net worth, defined as total stockholders’ equity plus debt less intangible assets, of not less than $ 175,000,000 , and cash and securities of $25,000,000.

The outstanding long-term debt, less current portion of $34,000, is $299,000 at September 30, 2010. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the CFD bond debt (described in “Note D - Commitments and Contingencies” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report), and the issuance of common stock.

As noted above, at September 30, 2010, we had $83,184,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we may use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. Based on the Company’s current financial position, we believe that we will have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$333	$34	$76	$87	$136
Interest on fixed rate debt	95	21	36	25	13
Tejon Ranch Conservancy	5,454	694	1,130	880	2,750
Cash contract commitments	1,255	1,255	—	—	—

Total contractual obligations	$7,137	$2,004	$1,242	$992	$2,899

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

As discussed in “Note J – Retirement Plan” in the Notes to Unaudited Consolidated Condensed Financial Statements in this report, we have long-term liabilities for employee retirement plans. The payments related to retirement plans are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $650,000 to the pension plan in 2010.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to certain bonds issued by the CFD:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$6,773	$4,584	$2,189	$—	$—

Total other commercial commitments	$6,773	$4,584	$2,189	$—	$—

The standby letter of credit described above is related to the issuance of CFD bonds by TRPFFA. The standby letter of credit, requested by TRPFFA, is in place to provide additional credit enhancement and covers approximately two years worth of interest on the outstanding bonds. The annual cost for the letters of credit is approximately $100,000. The letters of credit will not be drawn upon unless we, as the largest landowner in the district, fail to make our property tax payments. The letters of credit are for a two-year period and renewed as necessary. We anticipate renewing the letter of credit because we continue to be the largest landowner within the development.

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

Our line-of-credit currently has no outstanding balance. The interest rate on our new line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $333,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At September 30, 2010, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $19,427,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income. At September 30, 2010, the Company’s share of the loss in the interest rate swap is $445,000.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At September 30, 2010

(In thousands)

	2010	2011	2012	2013	Thereafter	Total	Fair Value at 09/30/10
Assets:
Marketable securities	$620	$8,352	$10,007	$16,631	$4,231	$39,841	$40,622
Weighted average interest rate	4.34%	2.79%	2.87%	2.26%	2.01%	2.53%

Liabilities
Long-term debt	$9	$35	$37	$40	$212	$333	$333
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

Commodity Price Exposure

As of September 30, 2010, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2010 and 2009 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at September 30, 2010, $10,705,000 is at risk to changing prices. Of the amount at risk to changing prices, $8,917,000 is attributable to pistachios, $1,578,000 is attributable to wine grapes and $210,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2009 was $5,575,000. Of the December 31, 2009 amount at risk to changing prices, $2,335,000 is related to pistachios and $3,240,000 is related to almonds.

The price estimated for recording accounts receivable for almonds recorded at September 30, 2010 was $1.75 per pound, as compared to $1.54 per pound at December 31, 2009. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $1,200. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $0.99 to $3.80. With respect to pistachios, the price estimated for recording the receivable was $2.45 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $3,600. The range of final prices over the last three years for pistachios has ranged from $1.05 to $2.30 per pound. With respect to wine grapes, the price estimated for recording the receivable was $223.58 per ton. For each $1.00 change in the price of wine grapes, our receivable for wine grapes increases by $7,057.

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

Page Number

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

TEJON RANCH CO.
(The Company)

November 9, 2010	BY	/S/ ALLEN E. LYDA
DATE		Allen E. Lyda
Senior Vice President, Chief Financial Officer