Form 10-K
period 2010-12-31
TEJON RANCH CO
filed 2011-03-07
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files)  ☐    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2010 was $455,340,012 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 25, 2011 was 19,768,145 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

Total Pages - 99

Exhibit Index - 52

PART I

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields and prices, water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part 1, Item 1A, “Risk Factors” of this report.

ITEM 1.	BUSINESS

Tejon Ranch Co. (the Company, Tejon, we, us and our) is a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and create value for our shareholders. Current operations consist of land planning and entitlement, land development, commercial sales and leasing, leasing of land for mineral royalties, grazing leases, income portfolio management, and farming. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, development, and conservation.

We are involved in several joint venture agreements which facilitate the development of portions of our land. We are also actively engaged in land planning, land entitlement, and conservation projects. In October 2009, our Tejon Mountain Village, or TMV, community received unanimous entitlement approval from the Kern County Board of Supervisors. In November 2010, Kern County Superior Court Judge Kenneth Twissleman ruled in favor of the Company, its development partner DMB Associates, Inc. and Kern County when he found that Kern County had properly analyzed and evaluated the environmental effects of TMV. Judge Twissleman rejected claims made by the Center for Biological Diversity, or CBD, along with other parties, that our environmental impact report or EIR for TMV was inadequate. The findings of Judge Twissleman were appealed by CBD on February 8, 2011. See Item 3, “Legal Proceedings,” for a further discussion. The Board of Supervisors approval and the Court’s affirmation allows the Company to proceed with its proposed development of TMV as a premier resort community, however, we generally believe it is more prudent to have lawsuits settled or finally determined before beginning development.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

(Amounts in thousands of dollars)

	2010	2009	2008
Revenues
Real estate - commercial/industrial	$16,656	$14,996	$27,234
Real estate - resort/residential	281	272	—
Farming	18,576	12,983	12,887

Segment revenues	35,513	28,251	40,121
Investment income	979	1,640	2,169
Other income	61	45	349

Total revenues	$36,553	$29,936	$42,639

Segment Profits (Losses) and Net Income (Loss)
Real estate - commercial/industrial	$5,997	$2,527	$13,388
Real estate - resort/residential	(2,808)	(4,171)	(4,563)
Farming	7,662	1,179	1,195

Segment profits (1)	10,851	(465)	10,020

Investment income	979	1,640	2,169
Other income	61	45	349
Interest expense	(9)	(70)	(70)
Corporate expenses	(5,612)	(7,311)	(8,539)

Operating income (loss) before equity in earnings of unconsolidated joint ventures	6,270	(6,161)	3,929
Equity in earnings of unconsolidated joint ventures	541	374	2,227

Income (loss) before income taxes	6,811	(5,787)	6,156
Income tax provision (benefit)	2,852	(2,354)	2,044

Net income (loss)	3,959	(3,433)	4,112
Net loss attributable to noncontrolling interest	(216)	(56)	—

Net income (loss) attributable to common stockholders	$4,175	$(3,377)	$4,112

Identifiable Assets by Segment (2)
Real estate - commercial/industrial	$51,053	$59,652	$45,826
Real estate - resort/residential	98,829	86,553	34,357
Farming	26,366	23,375	22,180
Corporate	111,843	65,164	84,709

Total assets	$288,091	$234,744	$187,072

(1)	Segment profits are revenues from operations less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(2)	Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, and land, buildings and improvements.

Real Estate Operations

Our real estate operations consist of the following activities: land planning and entitlement, real estate development, commercial sales and leasing, income portfolio management and conservation.

Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 90,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, which includes the Tejon Ranch Commerce Center, or TRCC, the Centennial master planned community on our land in Los Angeles County, or Centennial and our resort and residential community called TMV. TRCC includes development west of Interstate 5, TRCC-West, and development east of Interstate 5, TRCC-East. TRCC-West has been in development for approximately eleven years while infrastructure development began at TRCC-East in 2009.

We are continuing, under the terms of the Conservation Agreement, we entered into with five of the major environmental organizations in June 2008, with our development of TMV, Centennial, and the “Grapevine” area of Interstate 5 located in Kern County, which includes TRCC-East and West. In February 2011, we completed the sale of conservation easements over 62,000 acres of our land with the Tejon Ranch Conservancy, or Conservancy, for $15,750,000. Portions of the 62,000 acres are suitable for development in the long-term future, but the conservation easements preclude us from pursuing any long-term development on the 62,000 acres. We do however retain fee ownership of the 62,000 acres and will continue to operate current revenue generating activities including farming, cattle grazing, oil and gas, and other mineral exploration on portions of the acreage.

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

Commercial/Industrial

Construction:

During 2010 we finalized the water system infrastructure at TRCC-East and completed the expansion of the Laval Road interchange bridge that serves both TRCC-East and West.

Leasing:

Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to a truck wash, three auto service stations with convenience stores, five fast-food operations, two full-service restaurants, one motel, an antique shop, and a United States Postal Service facility.

In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes; 32 acres of land to Calpine Generating Company, or Calpine, for an electric power plant; and one office building in Rancho Santa Fe, California.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities. As of December 31, 2010, approximately 9,293 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 496,000 barrels of oil and 287,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2010. Our share of production, based upon average royalty rates during the last three years, has been 176, 190, and 215, barrels of oil per day for 2010, 2009, and 2008, respectively. Approximately 238 producing oil wells were located on the leased land as of December 31, 2010. Royalty rates on our leases range from 12.5% to 25%.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or “National,” for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant which declined in 2010 compared to 2009. The decline in shipments is the direct result of reduced construction activity due to the depressed economy and real estate market. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. See Item 3, “Legal Proceedings,” for a further discussion.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our 2010 commercial/industrial activity.

Joint Ventures:

We are also involved in multiple joint ventures with several partners. Our TA/Petro joint venture owns and operates two travel and truck stop facilities, and also operates three separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in two joint ventures with Rockefeller Development Group, the Five West Parcel LLC which owns a 606,000 square foot building in TRCC-West, which is partially leased, and the 18-19 West LLC which owns 61.5 acres of land for future development within TRCC-West.

Resort/Residential

Our resort/residential segment activities include land planning and entitlement and land stewardship and conservation activities. We have two major resort/residential communities within this segment, one of which, TMV, received county entitlement approvals in 2009 that were reaffirmed by the Kern County Superior Court in November 2010, and one of which, the Centennial community, is still progressing through the entitlement process in Los Angeles County. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement that we signed in 2008 is designed to minimize the opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental groups has been a primary cause of delay and loss of financial value for real estate development projects in California.

Centennial community:

The Centennial development is a large master-planned community development encompassing approximately 11,000 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 63.6% ownership interest as of December 31, 2010. Our partners in this joint venture are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. In 2009, our partners in Centennial Founders LLC elected to become non-contributing capital partners due to the financial difficulties facing homebuilders and the downturn within the real estate industry. As a result, the Company began funding 100% of Centennial Founders LLC’s current operations, thereby diluting each other partner’s percentage ownership. This change in funding occurred in July 2009. Prior to that time the Company was contributing 50% of the capital funds necessary to pursue entitlement and development efforts undertaken by this joint venture. We expect to continue funding all entitlement and pre-development activities for the near future.

Since the initial submittal of our administrative-level EIR with respect to the Centennial community to Los Angeles County, we have continued to receive feedback from the Los Angeles Planning Department and have submitted several revisions of our administrative EIR as we work towards the public filing of our EIR and final approval. We cannot estimate when or if this approval will be granted, but the process is being actively pursued. In addition to the EIR, we have submitted a variety of other reports required as part of the entitlement process including our specific plan, tentative tract maps, geological reports, traffic reports, and water supply assessment reports. Centennial is envisioned to be an ecologically friendly and commercially viable development. Our plan is for a sustainable program that provides for the needs of the community while protecting the environment and will be achieved through our continuing focus on responsible use of limited resources and progressive construction design. We recognize the need to balance expensive “Green Program” certifications with the practicality of investing those same funds in environmentally sound building elements.

Tejon Mountain Village community:

In addition to the Centennial community project, we are currently engaged in the development of TMV. TMV is envisioned as an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. TMV is being developed by TMV LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partner in this joint venture is DMB TMV LLC, a wholly-owned subsidiary of DMB Associates Inc., or DMB, which is a leading resort/recreational planned community developer. Under the joint venture agreement, the parties have agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV. In 2006, the Company contributed rights to all studies, research, and other work that we had performed related to TMV to the joint venture and committed to contribute 26,000 or more acres comprising the TMV site at such time as entitlements are successfully obtained and litigated, while DMB committed up to a total of at least $113,500,000 to fund entitlement efforts and the beginning of development. Beginning in 2009, based on the achievement of entitlement contribution levels by DMB, we began equal sharing of all funding requirements for entitlement and development activities with DMB.

In October 2009, TMV received unanimous entitlement approval from the Kern County Board of Supervisors which allows the Company to commence development activities. This approval began a thirty day period in which a CEQA lawsuit could be filed against Kern County. These lawsuits routinely allege inadequacy of the EIR. As expected, a group of parties led by CBD filed a suit in November 2009 alleging inadequacy of the EIR. In November 2010, Kern County Superior Court Judge Kenneth Twissleman ruled in favor of the Company, its development partner, and Kern County when he found that Kern County had properly analyzed and evaluated the environmental effects of TMV. Judge Twissleman rejected claims made by CBD that our environmental impact report for TMV was inadequate. The findings of Judge Twissleman were appealed by CBD on February 8, 2011. It is difficult to predict the ultimate timing of the settlement of the appeal or the eventual outcome of the appeal. See Item 3, “Legal Proceedings,” for a further discussion.

Because our residential housing communities, Centennial and TMV, are both in the entitlement phase, they have not been directly impacted by the downturn in the housing market over the last few years. However, we cannot project the condition of the housing market or the stability of the mortgage industry if and when we have secured full entitlement for our projects, or when these projects move into their development and marketing phases. These factors can impact the timing of beginning of development.

The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. The degree of competition has increased due to the current economic climate which has caused an oversupply of comparable real estate available for sale or lease due to the decline in demand as a result of the recent economic downturn and lack of active business expansion. Our ability to attract tenants due to preferential pricing is minimized due to price-cutting by our most direct regional competitors in the Inland Empire region of Southern California and areas north of us in the San Joaquin Valley of California. The greatest competition for the Centennial community will come from California developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and range of projects.

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,621; almonds—1,513; and pistachios—1,012. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley and we periodically lease 750 acres of land that is used for the growing of vegetables.

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

Sales of our grape and pistachio crops typically occur in the third and fourth quarter of the calendar year, while sales of our almond crop also typically occur in the third and fourth quarter of the calendar year, but can occur up to a year or more after the crop is harvested.

In 2010, we sold 64% of our grape crop to one winery, 28% to a second winery and the remainder to two other customers. These sales are under long-term contracts ranging from one to thirteen years. In 2010, our almonds were sold to various commercial buyers, with the two largest buyers accounting for 53% and 40%, respectively of our almond revenues. In 2010 the majority of our pistachios were sold to two customers, purchasing approximately 48% and 41% of the crop, respectively. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.

Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases demand for the products we produce. The relatively weak value of the dollar over the last few years has helped to maintain strong almond prices in the U.S. and in overseas markets.

Our water entitlement for 2010 available from the California State Water Project, or “SWP,” when combined with supplemental water, was adequate for our farming needs. The State Department of Water Resources, or “DWR,” has announced its early 2011 estimated water supply delivery at 60% of full entitlement. We anticipate that this current year allocation is sufficient for our 2011 farming needs. It is possible that when the current SWP allocation is combined with other available water resources, such as groundwater and surface sources, the Company may be able to bank additional water in 2011 for future use. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.”

Customers

In 2010, Stockdale Oil and Gas, an oil and gas lease-holder, accounted for 11% of our revenues from continuing operations.

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

Employees

At December 31, 2010, we had 129 full-time employees. None of our employees are covered by a collective bargaining agreement.

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

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of March 7, 2011, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the Board of Directors.

Name	Office	Held since	Age
Robert A. Stine	President and Chief Executive Officer, Director	1996	64

Dennis J. Atkinson	Senior Vice President, Agriculture	1998	60

Joseph E. Drew	Senior Vice President, Real Estate	2001	68

Allen E. Lyda	Senior Vice President, Chief Financial Officer	1990	53

Kathleen J. Perkinson	Senior Vice President, Natural Resources and Stewardship	2008	51

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

A downturn in national or regional economic conditions could continue to adversely impact our business. The collapse of the housing market beginning in 2007 together with the crisis in the credit markets, resulted in a recession in the national economy. At such times, potential home buyer and commercial real estate customers often defer or avoid real estate transactions due the substantial costs involved and uncertainties in the economic environment. Our future real estate sales, revenues, financial condition and results of operations could suffer as a result. Our business is especially sensitive to economic conditions in California, where all of our land is located.

While there have been signs of improvement in the economy, California as one of the hardest hit states in the recent economic downturn, could take longer to recover than the rest of the nation. A prolonged downturn will continue to have a material adverse effect on our business and results of operations.

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

We are subject to various land use regulations and require governmental approvals and permits for our developments that could be denied. In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land, and construction. All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which could adversely impact the financial returns from a given project. In addition, many states, cities and counties (including neighboring Ventura County) have in the past approved various “slow growth” or “urban limit line” measures. If that were to occur in the jurisdictions governing the Company’s land use, our future real estate development activities could be significantly adversely affected.

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

Constriction of the credit markets could limit our ability to access capital and increase our cost of capital. During the recent economic downturn, we have relied principally on positive operating cash flow and cash and investments to meet our current working capital needs. A recent stock rights offering will be used to fund development and entitlement activities in the future. While there has been signs of improvement in the economy, the ongoing economic and real estate downturn has reduced other sources of liquidity available to the industry, and may continue to limit these sources of liquidity in the future and potentially increase our costs of capital.

Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TRCC–West and East, Centennial and TMV, involve obtaining various governmental permits and/or entitlements. A delay in obtaining governmental approvals could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.

We are in competition with several other developments for customers and residents. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Once they receive all necessary approvals and entitlements, Centennial will ultimately compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster, Palmdale, Bakersfield, and TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will include a greater area and range of projects. Intense competition may decrease our sales and harm our results of operations.

Our developable land is concentrated entirely in California. All of our developable land is in California and our business is especially sensitive to the economic conditions within California, Any adverse change in the economic climate of California, which is currently in an economic downturn, or our regions of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located could adversely affect our real estate development activities. There is no consensus as to when the economy will begin to improve or how long it could take the economy to recover from the continuing economic downturn. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.

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

Our business model is very dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners; and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business. For several years a key to our development and value creation strategies has been the use of joint ventures and strategic relationships. These joint venture partners bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets.

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

Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 25, 2011, directors and members of our executive management team beneficially owned or controlled approximately 28.64% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.

Inflation can have a significant adverse effect on our operations. Inflation can have a major impact on our farming operations. The farming operations are most affected by escalating costs, unpredictable revenues and very high irrigation water costs. High fixed water costs related to our farm lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue, just as we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

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

We may encounter other risks that could impact our ability to develop our land. We may also encounter other difficulties in developing our land, including:

•	Difficulty in securing adequate water resources for future developments;

•	Natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding, and heavy winds;

•	Shortages of qualified trades people;

•	Reliance on local contractors, who may be inadequately capitalized;

•	Shortages of materials; and

•	Increases in the cost of materials.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

Water Operations

Our existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, or “Wheeler Ridge,” provide for water entitlements and deliveries from the SWP, to our agricultural operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, which is adequate for our present farming operations. It is assumed, that at the end of the current contract period all water contracts will be extended for approximately the same amount of annual water.

In addition to our agricultural contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or TCWD, a local water district serving only our land and land we have sold in TRCC, has 5,278 acre feet of SWP entitlement. In addition, TCWD has approximately 32,250 acre feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and our Company. TCWD is the principal water supplier to TRCC, and would be the principal water supplier for any significant residential and recreational development in TMV.

We have constructed a 150 acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have purchased 6,700 acre feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. In 2007 and 2008 we contracted for 2,362 additional acre feet of water from AVEK, but have deferred delivery of the water to a future year. We anticipate adding additional water to the water bank in the future as water is available. In 2009 we began participating in the newly formed AVEK in-lieu water-banking program and we have 331 acre feet of water to our credit in this program.

In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre feet of transferable water and in 2009 we purchased an additional 6,393 acre feet of transferable water, all of which is currently held on our behalf by AVEK. We are also eligible to receive water under long term SWP water contract agreements that we have with the Tulare Lake Water District and the Dudley Ridge Water District. These contracts are to supply annually 3,444 acre feet of water, subject to SWP allocations, and the contracts extend through 2035.

During 2010, SWP allocations were 50%, and Wheeler Ridge was able to supply us with 100% of our farming demands through supplemental water it provided principally from water banks. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. Both Wheeler Ridge and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP deliveries exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP deliveries are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then Wheeler Ridge may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from others, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 60% preliminary SWP water allocation has been made by the DWR for 2011.

All SWP water contracts require annual payments related to the fixed costs of the SWP and each water district, whether or not water is used or available. Wheeler Ridge contracts also establish a lien on benefited land.

Portions of our property also have available groundwater which we believe would be sufficient to supply commercial development in the Interstate 5 corridor. Ground water in the Antelope Valley Basin is the subject of litigation. See Item 3, “Legal Proceedings” for additional information about this litigation.

There have been many environmental challenges regarding the movement of state project water through the Sacramento Delta. These challenges resulted in a 2007 temporary court ordered shut down of the Delta pumps, which are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. New Biological Opinions, or BOs, issued by the U.S. Fish and Wildlife Service and National Marine Fisheries Service in 2008 and 2009 contain similar restrictions on pumping from the Delta. These BOs are being challenged in the courts by both water agencies and environmental groups. Judge Wanger of the Federal District Court, Eastern District of California, has determined that parts of the new BOs related to the Delta Smelt are insufficient and remanded the BOs back to the U.S. Fish and Wildlife Service for further analysis. There are many groups, governmental and private, working together to develop a solution in the near future to alleviate the curtailment of water from the Delta.

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

Other Activities

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 1,728 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $12,670,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $107,000,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East. In 2010, we received $10,860,000 of reimbursement from these bond funds and in 2009 we received $2,007,000 of reimbursement from these funds. In 2008, we did not receive any reimbursement from these bond funds.

In 2010, 2009, and 2008, we paid approximately $1,061,000, $250,000 and $748,000, respectively, in special taxes related to the CFDs. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, our obligation is reduced. It is expected that we will have special tax payments in 2011 of approximately $1,555,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. As development and values increase around TRCC, we may be able to have approximately 1,400 acres released from West CFD liens.

ITEM 3.	LEGAL PROCEEDINGS

Tejon Mountain Village

On October 5, 2009, the Kern County Board of Supervisors granted entitlement approval for TMV. On November 10, 2009, a group consisting of CBD, Wishtoyo Foundation, Tri-County Watchdogs and the Center on Race, Poverty and the Environment filed an action in Kern Superior Court under the California Environmental Quality Act, or CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of approval for TMV, including the certification of the Environmental Impact Report, or EIR, approval of associated General Plan amendments, adoption of associated Zoning Maps, adoption of Special Plan No. 1, Map 256, exclusion from Agricultural Preserves Nos. 4 and 19, and approval of Vesting Tentative Tract Maps 6720 and 6717, among other associated approvals. TMV was named as the Real Party in Interest in the action.

The action alleged that the County failed to properly follow the procedures and requirements of CEQA including failure to identify, analyze and mitigate impacts to air quality, biological resources, hydrology and water quality, traffic, cultural resources, hazards, and failure to adequately describe the project and the environmental setting. The action also alleged that the County violated the Planning and Zoning Law and the Kern County General Plan.

On November 5, 2010, Kern County Superior Court Judge Kenneth Twisselman ruled in favor of Kern County, the Company, and its development partner DMB Associates, Inc., when he found that the County had properly analyzed and evaluated the environmental effects of TMV. In his ruling, Judge Twisselman rejected claims made by the above listed plaintiffs. On February 8, 2011, CBD appealed the Court’s decision. It is difficult to predict the ultimate timing of the settlement of the appeal or the eventual outcome of the appeal.

On November 10, 2009, an additional suit was filed in Federal Court by an alleged representative of the Kawaiisu Tribe alleging that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found in favor of the Company. On January 24, 2011, the Company received a ruling by Judge Wanger, of the Federal, District Court, Eastern District of California, which dismissed all claims against the Company, TMV, the County and the federal defendants. However, the Judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint. The plaintiff’s have not filed an amended complaint as of the filing of this report.

Burrows Lawsuit

On February 10, 2010, an individual and a related limited liability company (collectively “Burrows”) filed a lawsuit in Los Angeles County regarding the allocation of certain water, land and entitlement processing rights as between Burrows, Tejon and Tejon’s partners for the Centennial project in Los Angeles County. The lawsuit was filed against the Company and Centennial. The lawsuit arises from and relates to a 2006 settlement agreement between Burrows and the Company involving a land swap, water rights and entitlement processing requirements relating to Centennial and certain properties owned by Burrows in the immediate vicinity of the Centennial site.

A previously issued temporary restraining order was dissolved by the judge assigned to the Burrows lawsuit. The case is in the discovery stage and is set for trial in the Superior Court of the State of California County of Los Angeles- North District, commencing on August 5, 2011. The Company and Centennial Founders LLC are aggressively completing discovery and preparing for trial, using the services of an outside law firm. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the Burrows lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

National Cement

The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region issued several orders in the late 1990s with respect to environmental conditions on the property currently leased to National:

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

Antelope Valley Groundwater Cases

On November 29, 2004, a complaint was filed asking for the Antelope Valley groundwater basin to be adjudicated by the Los Angeles Superior Court. This complaint sought to have the rights of all parties overlying the basin, including the Company’s land, should be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. The case is currently in the third phase of a multi-phase trial, therefore, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company’s needs will continue to be available for its use regardless of the outcome of this case.

State Water Resources Control Board Lawsuit

On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit claims violations of various paper reporting, operating and UST monitoring prevention laws. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendents. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. Counsel for TA and the Company have worked with the California Attorney General to change the venue of the lawsuit to Merced County, and are also working together to attempt to dismiss the Company and TIC, as well as other TA entities, from the lawsuit. A demurrer filed by counsel for TA and the Company was granted, and the California Attorney General has filed an amended complaint to which joint counsel are preparing to respond. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

Water Bank Lawsuits

On June 3, 2010, Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original EIR for the Monterey Amendments was determined to be insufficient in a lawsuit, and the current lawsuit challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other legal allegations, the current lawsuit challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to various Kern County interests, including TCWD which has a 2% interest in the KWB. A parallel lawsuit was also filed against Kern County Water Agency, also naming the Company and TCWD as real parties in interest. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, or the “Exchange,” for each calendar quarter during the last two years:

	2010		2009
Quarter	High	Low	High	Low
First	$33.30	$29.06	$25.69	$18.40
Second	$30.71	$23.00	$28.92	$20.29
Third	$24.40	$21.15	$28.18	$24.55
Fourth	$28.58	$21.49	$30.78	$24.76

As of February 17, 2011, there were 402 owners of record of our Common Stock.

No dividends were paid in 2010 or 2009 and at this time there is no intention of paying dividends in the future.

For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.

The annual stockholder performance graph will be provided separately in our annual report to stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31

(In thousands of dollars, except per share amounts)

	2010	2009	2008	2007	2006
Total revenues from operations, including interest and other income	$36,553	$29,936	$42,639	$35,908	$31,516

Income (loss) from operations before equity in earnings of unconsolidated joint ventures	$6,270	$(6,161)	$3,929	$920	$(5,690)
Equity in earnings of unconsolidated joint ventures	541	374	2,227	10,580	1,247
Net income (loss)	3,959	(3,433)	4,112	7,333	(2,729)
Net income (loss) attributable to noncontrolling interests	(216)	(56)	—	—	—

Net income (loss) attributable to common stockholders	$4,175	$(3,377)	$4,112	$7,333	$(2,729)

Total assets	$288,091	$234,744	$187,072	$175,503	$159,117
Long-term debt, less current portion	$290	$325	$358	$389	$417
Equity	$276,652	$214,381	$173,306	$165,054	$149,030
Net income (loss) per share, diluted	$0.22	$(0.19)	$0.23	$0.42	$(0.16)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our commercial/industrial real estate development and services generates revenues from building, grazing, and land lease activities, land and building sales, oil and mineral royalties and ancillary land management activities. The primary commercial/industrial development is TRCC. The resort/residential segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the two active developments are TMV and the Centennial master planned community. Farming produces revenues from the sale of winegrapes, almonds, and pistachios.

The Conservation Agreement we entered into with five of the major environmental organizations in June 2008 calls for the permanent protection of up to 240,000 acres of our land through phased dedicated conservation easements on approximately 145,000 acres of our land, 33,000 acres of open space within permitted project areas, and the purchase of conservation easements on an additional 62,000 acres of our land that was completed during February 2011.

During 2010, we recognized net income of $3,959,000 compared to a net loss of $3,433,000 in 2009, an increase of 215%. The significant improvement in net income is largely the result of higher farming revenues and an overall reduction in operating expenses. The reduction in operating expenses included a significant reversal of stock compensation expense of $6,327,000. During 2010, revenues grew to $35,513,000 from $28,251,000 in 2009. The primary driver of the increase in revenues was an increase of $5,593,000 in farming revenues due primarily to an increase in pistachio production and prices in 2010 compared to 2009. Commercial/industrial revenues also grew by $1,660,000 in 2010 when compared to 2009 due to higher oil royalties, a land sale, and increased ancillary service revenues. Compared to 2009, expenses from operations declined $5,753,000 in 2010 to $30,274,000 due to the reversal of stock compensation expenses related to the modification of existing performance grants and lower operating costs.

For 2009 we had a net loss of $3,433,000 compared to net income of $4,112,000 in 2008, a decline of 183%. The decline in net income resulted from decreased commercial/industrial revenues, a decline in equity in earnings of unconsolidated joint ventures and reduced other income. These declines were partially offset by lower operating expenses in the real estate segments and corporate operations. In 2009, revenues from operations fell $11,870,000 to $28,251,000 when compared to 2008. The primary driver of the decline in revenue was a reduction in commercial revenues of $12,238,000 resulting primarily from the absence of sales of developed and undeveloped land, when compared to 2008. We also experienced declines in oil royalties and a drop in percentage and straight line rents from our power plant lease with Calpine. Expenses from operations decreased $2,613,000 in 2009 to $36,027,000 compared to the prior year largely due to the absence of cost of sales of land and a decline in corporate expenses. The decrease in equity in earnings of unconsolidated joint ventures was the result of a decrease in earnings from our TA/Petro joint venture due to increased operating expenses and a decrease in earnings of our Five West Parcel joint venture as the building it owns and leases was partially vacant during the year. Corporate expenses declined in 2009 due to reduced compensation costs.

During 2011, we plan to continue to invest funds in our joint ventures and internally toward the achievement of entitlements for our land and for infrastructure development within our active industrial developments. The process of securing entitlements for our land is a long, arduous process which can take several years. The Conservation Agreement is designed to help minimize future legal delays that are often a part of this process. During the next few years, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.

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

We fully recognized the revenues from all land sales in 2010 and in 2008 as none of the requirements for deferral of revenue were present. There were no land sales in 2009.

At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community.

For the 2010 orchard crops, we estimated almond revenue to be $2,685,000, or $1.76 per pound on average, and pistachio revenue to be $8,917,000, or $2.45 per pound on average. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2010. Over the last three years, prices received on almonds have ranged from $1.29 to $2.35 per pound. Pistachio prices over the last three years have ranged from $1.77 to $2.45 per pound. If we were to assume that our above estimates for 2010 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $258,000, or 2% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $0.05 from the midpoint. As an example, the range for almonds in 2010 was $1.71 to $1.81 per pound. If we were to change our estimate of 2010 orchard crop revenues to the low end of the estimated range, there would be no material impact on our liquidity or capital resources.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $1,144,000, $579,000, and $933,000 in 2010, 2009 and 2008, respectively. The adjustment for 2010 includes $823,000 related to pistachios due to an improving price market resulting from low industry inventories, and $287,000 from almonds as increased demand pushed prices higher. The adjustment in 2009 was due to $252,000 in additional bonus payments and price adjustments on pistachios and $327,000 in adjustments related to almonds as prices continued to increase prior to the contract settlement. The large adjustment in 2008 was due to bonus payments received on pistachios of $718,000 and $206,000 from continuing price increases for almonds.

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

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward, due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. During 2010, $0.56 per square foot of cost was allocated to land sold in TRCC- East and in 2010, 2009 and 2008, $0.96 per square foot of cost was allocated to land that was sold, leased, or contributed to joint ventures, as the cost of development at TRCC-West. Costs for land within TRCC-East on a going forward basis are currently estimated at $0.60 per square foot. Any increases to this estimate in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations.

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

The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2010, the weighted-average actuarial assumption of the Company’s domestic plans consisted of a discount rate of 5.5%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our projected benefit obligation would change approximately $600,000.

Stock-Based Compensation – We apply the recognition and measurement principles of ASC 715, “Compensation – Retirement Benefits” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans have historically included both stock options and stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2010 financial statements do not reflect any compensation expenses for stock options. All of our stock options are fully vested and all related expenses were recognized in prior year financial statements per GAAP. See Note 7 of the Notes to Consolidated Financial Statements, Stock Option Plan, for additional information regarding stock options.

We also make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by $637,000 depending on whether the change in estimate increased or decreased shares vesting.

Beginning in the first quarter of 2010, the Compensation Committee of the Board of Directors, or the Board, conducted a compensation study prepared by an outside consultant. One of the outcomes of the compensation study was that in September 2010 the Board elected to modify selected outstanding and unvested performance milestone grants, or the existing performance milestone grants, and issue additional milestone performance grants, to employees selected by the Board, or the new performance milestone grants. The Board determined that the development milestones that were outlined in the existing performance milestone grants continue to be the appropriate measurements for vesting purposes of the modified existing and new performance milestone grants. The Company has assessed that it is probable that these performance milestones will be met, although, with respect to a portion of the existing performance milestone grants, not within the timeframe required under those grants as discussed below.

As discussed above, the performance milestone grants approved by the Board in September 2010, included the modification of existing performance milestone grants totaling 262,438 restricted stock units and the issuance of new performance milestone grants totaling an additional 332,562 restricted stock units. With respect to the existing performance milestones grants, the modification of 179,638 restricted stock units has been accounted for as an improbable-to-probable modification since the Company determined that it would not have been able to achieve the performance milestones within the original timeframe set forth under those grants, which required achievement by the end of 2010. As such, the previous stock compensation expense recognized with respect to those existing performance milestone grants has been reversed as discussed more fully below, and the fair value of these modified performance milestone grants is being recognized over the new requisite service period. With respect to the remaining portion of the existing performance milestone shares granted, the modification of those 82,800 restricted stock unit has been accounted for as a probable-to-probable modification as the Company continues to believe that it is probable that we will achieve the vesting criteria for these grants both before and after the modification. The unamortized total cost relating to these probable-to-probable modified performance milestone grants is being recognized ratably over the new requisite service period. The impact of modifying the exiting performance milestone grants is a reversal of prior stock compensation expense of $6,327,000 during the year ended December 31, 2010.

As part of its analysis to determine the appropriate accounting for the modification of the existing performance milestone grants, the Company concluded that it should have reversed in 2009 the stock compensation expense related to 93,158 restricted stock units of the total 179,638 restricted stock units accounted for as an improbable-to-probable modification, as discussed above, since the time element restriction of the development milestone objective was not going to be met. This error resulted in an overstatement of stock compensation expense of approximately $3,098,000 for the year ended December 31, 2009. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that correcting the error would be immaterial to the expected results for the current year financial statements and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results. Accordingly, the Company recorded an adjustment during the third quarter of 2010 to reverse the associated stock compensation. The correction is included in the $6,327,000 stock compensation reversal explained above.

During 2009, based on current estimates of future operating results and cash flow projections, we reversed $268,000 of performance based stock compensation expenses that had been recorded in prior years’ operating results because it is was no longer likely that these shares would vest. We also adjusted future expenses for other stock awards based on our current estimates of future results.

See Note 8 of the Notes to Consolidated Financial Statements, Stock Compensation Plan, for total 2010 stock compensation expense related to stock grants.

Fair Value Measurements – FASB’s authoritative guidance for fair value measurements of certain financial instruments defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:

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

New Accounting Standards

There are no recently issued accounting standards that are expected to have a material effect on our financial condition and results of operations in future periods.

Results of Operations by Segment

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:

Real Estate – Commercial/Industrial

Our commercial/industrial segment profits during 2010 increased to $5,997,000, a $3,470,000 improvement, when compared to 2009 segment profits. The increase in segment profits was largely driven by the following favorable 2010 variances:

•

$1,810,000 decrease in expenses when compared to 2009 primarily due to the reversal of $1,000,000 in stock compensation expense resulting from modification of performance milestone awards in 2010 and the write-off of $662,000 of historical costs incurred on an abandoned building expansion project in 2009;

•

$1,160,000 higher royalties received on oil leases as oil prices increased compared to 2009. This improvement was partially offset by lower production. Oil prices averaged $73.42 based on Kern County crude oil prices during 2010 compared to $53.42 in 2009 while average production decreased by 49,000 barrels in 2010 when compared to 2009;

•

$260,000 increase in land management ancillary service revenues when compared to 2009 due to higher game management memberships because of an increase in demand and higher landscape maintenance fees charged to tenants;

•	$604,000 gain on a land sale in 2010 in TRCC-East to a company that has plans to build a Microtel Hotel next to the new TA Travel Center; and

•	$150,000 recognition of income from a forfeited purchase option deposit.

The above increases in revenues and decline in expenses were partially offset by a $600,000 decrease in mineral royalties in 2010 compared to 2009 as the demand for rock aggregate decreased reflecting the continued decline in the construction industry during 2010.

We expect any continuation of the slow global and California economic recovery to have a negative impact on commercial/industrial revenues in 2011 by limiting future leasing and sales activities. The slow recovery in the real estate industry is continuing to cause a lack of demand for new construction, and sales and leasing of industrial products. Recent increases in the price of oil over the last few months could positively impact our revenues during 2011.

Our marketing efforts for TRCC-East and West continue to focus on educating potential users about the logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe California’s long-term projected population growth will help to drive increases in industrial activity at TRCC once the economic environment improves. Our development strategy has fit well with the logistics model that companies have been using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. Our ability to provide land parcels to support buildings of that size provides us with a potential marketing advantage.

A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. The downturn in the economy and slow economic rebound continue to have an adverse impact on our ability to sell or lease our industrial/commercial product. The sharp downturn in economic activity over the last few years resulted in a marked decrease in potential tenant interest. Contraction of business operations has resulted in lower prices and significant competition for available warehouse space in the Inland Empire and other Los Angeles metropolitan areas. This increased competition has negatively impacted our pricing advantages, and the lack of corporate business expansion due to future economic uncertainties has decreased demand for our buildings and land in the near term. Although, we have begun to see more interest in our development products thus far in 2011.

We expect the commercial/industrial segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to increase real estate activities and pursue development opportunities.

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

Our commercial/industrial segment profits during 2009 decreased to $2,527,000, a $10,861,000 or 81% decline, when compared to 2008 segment profits. This decrease in segment profits was driven by the absence of land sales in 2009 compared to 2008, and decreased royalties received on oil leases as oil production and prices fell compared to the record highs reached in 2008. The absence of land sales in 2009 accounted for a decline of $6,220,000 in the profitability of this segment compared to land sales profitability in 2008 (in 2008, land sales margins increased $5,508,000 compared to land sales profitability in 2007). In 2009 oil and mineral royalty margins decreased $4,133,000 overall compared to 2008, with oil royalties decreasing by $3,359,000, and gas royalties decreasing by $86,000 while cement, sand and rock royalties decreased $386,000. Oil production in 2009 decreased approximately 63,000 barrels compared to 2008 production while prices decreased $30.00 per barrel on average compared to the prior year. Oil lease delay payments which are made to reserve future drilling rights on our land also declined as these parcels were developed into exploration wells. Mineral royalties declined as the demand for rock aggregate decreased reflecting the continued decline in the construction industry during 2009. A reduction in percentage rents and the reversal of straight line rental revenues from our Calpine lease accounted for an additional decrease of $496,000 while ancillary land use revenues fell $279,000 as the constricted economy had a negative impact on revenue lines which are dependent on consumer discretionary spending. These declines in revenue were partially offset by reduced expenses of $1,377,000. The absence of land sales resulted in a reduction in cost of sales in 2009 for land of $1,157,000 and a reduction in land sale related professional service costs of $393,000. The other major contributors to the reduction in expenses were an overall decline of $441,000 achieved through lower expenditures for materials and supplies, repairs and maintenance, travel, memberships, subscriptions and marketing programs at TRCC, and fuel costs, which fell compared to 2008 as prices for gasoline and underlying services dropped. We abandoned a potential building expansion project in 2009 and wrote-off the $662,000 of historical costs incurred on the project which increased current year costs and reduced the overall cost savings achieved by this segment.

See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Real Estate – Resort/Residential

The resort/residential segment had an operating loss of $2,808,000 in 2010, an improvement of $1,363,000, or 33% when compared to the prior year. The decreased loss in 2010 was primarily due to the reversal of $1,200,000 in stock compensation expense resulting from the modification of performance milestone awards, as discussed above.

Our resort/residential segment activities include land planning and entitlement activities related to our potential residential developments, which include the Centennial master-planned community and TMV. Each of our resort/residential projects is being developed through a joint venture. The intent of such joint venture agreements is to provide a source of capital and allow the significant costs and business risks inherent in these projects to be shared with our venture partners. During 2009 our joint venture agreement with our Centennial Founders partners was amended to allow our partners to cease capital contributions during the entitlement phase of the project allowing us to continue as the sole funding participant. In exchange for non-contributing status, these partners’ percentage ownership interests are diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. As a result of this partnership amendment, the results of operations of the Centennial Founders joint venture are now consolidated within our financial statements. During 2008, we signed a Conservation Agreement with five major environmental organizations. The organizations that signed the Conservation Agreement will not oppose our current residential developments. These developments will continue to be subject to the regulatory requirements that are a part of the entitlement process and could be opposed by other parties.

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

Since we are in the process of achieving entitlements for our Centennial community, we do not have a fully approved project and therefore we do not have inventory for sale in the current market. We received entitlement approval for our TMV community during 2009 and affirmation of these approvals in November 2010 from the Kern County Superior Court. The Court’s decision has been appealed. Although this legal challenge does not preclude us from commencing the development of TMV, we generally believe it is more prudent to have lawsuits settled or finally determined before beginning development. We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of Centennial and TMV remains unchanged. The housing industry downturn has impacted the perception of current land values due to the numerous write downs home builders took in previous years regarding land inventory. We believe this perception of decreasing current land values has impacted our stock price but does not diminish the long-term fundamentals which support housing demand, primarily California population growth and household formation both of which remain positive. However, it is not possible to predict how long the negative effects of the current market conditions will persist and if we will experience further deterioration from current levels or if conditions will improve.

The resort/residential segment had an operating loss of $4,171,000 in 2009, an improvement of $392,000, or 9% when compared to the prior year. The decreased loss in 2009 was the result of recognition of $272,000 of 2009 revenue from the Centennial Founders partnership and containment of expenses even after the consolidation of Centennial operations. The primary drivers behind the containment of 2009 expenses were a $237,000 reduction in the public relations costs and a $138,000 overall reduction in compensation costs, net of amounts capitalized, as savings from staff reductions and decreased incentive compensation cost were recognized. Routine fuel, repairs and maintenance, travel and leasing costs declined as cost reduction efforts were implemented. These cost savings were partially offset by increased contract and professional services costs as capitalized project costs are replaced by expensed implementation costs of the ranch-wide agreement. The Centennial Founders joint venture expenses of $403,000 also represent an increase in 2009 costs compared to 2008 as 2009 is the first year of consolidation of this joint venture.

See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Farming

Farming segment profits were $7,662,000 in 2010, an increase of $6,483,000 or 550% when compared to the prior year. The significant increase is primarily driven by a significant increase in pistachio and winegrapes revenues, partially offset by lower almond revenues.

In 2010, pistachio revenues increased $6,208,000, or 176%, to $9,740,000. Pistachio yields increased 1,791,000 pounds in 2010 compared to 2009. This increase in production was an unexpected yield for an “off” production year. This improvement in production was largely due to the near perfect weather during the pollination period for the trees. This resulted in a significant increase in the pounds available for sale compared to our estimate and the prior year production. In addition to the increase in yield, the average price per pound increased $0.68, or 38%, to $2.45 per pound in 2010 from $1.77 per pound in 2009. The price increase for pistachios is attributable to a worldwide crop shortage. Given the 2010 crop size, we expect the 2011 crop to reset itself to an “off” production year.

Grape revenues for the 2010 crop increased $1,929,000, or 73%, to $4,588,000 as compared to 2009 due to increased production. In 2010, grape production increased approximately 7.3 tons, or 65%, as compared to 2009, as production volumes improved within existing vineyards and a new vineyard became productive. We have long term contracts for our grape crops ranging from one to thirteen years. Grape prices are remaining relatively stable in spite of increased California production as new plantings from recent years have come into production.

In 2010, almond revenues decreased $2,548,000, or 38%, to $4,241,000. Sales of current year crop almonds accounted for $2,685,000 of 2010 revenues compared to current year crop sales in 2009 of $4,976,000. This decrease is primarily due to a delay in the harvest due to weather conditions, which in turn required the ground storage of a significant portion of the harvested almonds.

Our 2010 almond revenues also include $1,218,000 of revenue from the sale of 2009 and prior year crop almonds in 2010, as compared to $1,431,000 of 2009 farming revenues attributable to the sale of 2008 and prior year crop almonds. These sales reflect amounts held in inventory at the end of the prior year and sold in the following calendar year. We are carrying approximately 2,153,000 gross pounds of almonds in our inventory as of December 31, 2010, which we expect will be sold in 2011. Almond prices have remained relatively constant over the last two years with a trend toward higher prices.

Thus far in 2011, the price for almonds has increased steadily due to the stable demand in U.S. and world markets. The current range of almond prices is $1.13 to $2.13 per pound depending on the variety. As the value of the dollar was relatively weak against foreign currencies during most of 2010, the demand for U.S. almonds remained steady and built on the growth from prior years. The increased demand for U.S. almonds in 2010 is primarily tied to almonds being less expensive for foreign buyers. Strengthening of the U.S. dollar and the slow global economic growth could result in downward pressure on almond prices and decreased demand for the product we are carrying in our year-end inventory.

The following table reflects crop revenues in thousands for the last three years by variety of product and crop year. Production of almonds, pistachios and walnuts are stated in thousands of pounds and production of winegrapes is stated in thousands of tons. Average prices are stated on a per pound basis for almonds, and pistachios, and average prices are stated on a per ton basis for winegrapes.

	2010			2009			2008
	Revenue	Production	Average Price	Revenue	Production	Average Price	Revenue	Production	Average Price
ALMONDS (lbs.)
Current year crop	$2,685	1,526	$1.76	$4,976	3,233	$1.54	$4,023	3,130	$1.29
Prior year crops	1,218	523	2.33	1,431	1,087	1.32	1,892	989	1.91
Price Adjustment	287			327			206
Signing bonus	51			55			—

Subtotal Almonds	$4,241	2,049		$6,789	4,320		$6,121	4,119

PISTACHIOS (lbs.)
Current year crop	$8,917	3,644	$2.45	3,280	1,853	$1.77	$3,047	1,430	$2.13
Price Adjustment	823			252			718

Subtotal Pistachios	$9,740	3,644		$3,532	1,853		$3,765	1,430

WINEGRAPES (tons)
Current year crop	$4,554	18.6	$245	$2,659	11.3	$235	$2,884	12.1	$238
Price Adjustment	34			—			9

Subtotal Winegrapes	4,588			2,659			2,893

Total crop proceeds	$18,569			$12,980			$12,779
Other farming revenues	7			3			108

Total farming revenues	$18,576			$12,983			$12,887

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With current worldwide grape production more in line with worldwide demand, the pressure on prices has been alleviated at the present time and grape prices should remain at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. While demand for product has been strong both in the United States and in export markets over the last few years, any significant increase in the dollar along with slow global economic growth could have a negative impact on the markets. It is too early to project 2011 crop yields and what impact that may have on prices later in 2011.

Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards. While we could be impacted by this, we believe we have sufficient water resources available to meet our requirements in 2011. Please see our discussion on water in Item 2, “Properties—Water Operations.”

Farming segment profits were $1,179,000 in 2009, a decrease of $16,000, or 1%, when compared to the prior year. These comparable farming segment profits resulted from an overall 1% increase in both revenues and expenses. An increase of $201,000 in farm crop revenues was diluted by lower farming lease revenue and associated water sales. Farming expenses increased by $112,000 mainly as a result of $93,000 of additional fixed water costs as compared to 2008.

Grape revenues for the 2009 crop decreased $225,000, or 8%, to $2,659,000 as compared to 2008 due to decreased production and lack of bonus payments for high sugar content. Sugar content of the grapes is impacted by the weather and timing of the grape harvest. The higher sugar content of our 2008 crop triggered a bonus payment on our Rubired varietal and resulted in a higher average price for our winegrape crop when compared to 2009. In 2009, grape production decreased approximately 800 tons as compared to 2008 as we removed vines in the region of TRCC-East to make way for additional commercial real estate development.

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

In 2009, pistachio revenues decreased $233,000, or 7%, to $3,532,000. Pistachio yields increased 423,000 pounds in 2009 compared to 2008 due to 2009 being an “on” production year in the alternate-bearing production cycle for pistachios. This increase in production was substantially less than the expected yield for an “on” production year, as many of the nut shells did not form fruit. This resulted in a significant reduction in the pounds of edible nuts available for sale compared to our estimate. The increase in yield in 2009 compared to 2008 was partially offset by a price decline from an average of $2.13 per pound in 2008 to $1.77 per pound in 2009. The price decline for pistachios is attributable to the larger 2009 worldwide crop.

For further discussion of the farming operations, refer to Item I “Business—Farming Operations.”

Investment Income

Investment income for 2010 fell $661,000, or 40%, to $979,000 due to the timing of new investments and much lower investment and reinvestment rates during 2010 as compared to rates on matured investments. Lower investment rates led to an overall decline of 112 basis points in the weighted average return of the investment portfolio. The above interest income relates to our marketable securities portfolio as further disclosed in Footnote 2, “Marketable Securities”, of our Financial Statements for the year ended December 31, 2010.

Investment income for 2009 of $1,640,000 represented a $529,000, or 24%, decrease compared to 2008. This decrease in investment income was due to a decrease in average funds invested during 2009 compared to 2008. Impairment losses of $113,000 taken during 2009 were fully offset by gains recognized on the subsequent sale of the investments.

Interest Expense

Interest expense was $9,000 in 2010 and $70,000 in both 2009 and 2008. Interest incurred and paid during 2010 was $180,000 compared to $306,000 in 2009 and $175,000 in 2008, of which $171,000, $236,000, and $105,000, respectively, were capitalized.

Corporate Expenses

Corporate expenses of $5,612,000 in 2010 represented a decrease of $1,699,000 when compared to 2009 due primarily to the reversal of stock compensation expenses, which was partially offset by increases in bonus expense as well as increases in professional service fees. Additionally, in 2010 there were increases in depreciation, professional services, licenses and fees relating to our records and information management system coming online.

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

Equity in Earnings of Unconsolidated Joint Ventures

In 2010, we recognized net earnings of $541,000 from unconsolidated joint ventures compared to $374,000 of net earnings in 2009. Our largest contributor to equity in earnings of joint ventures is the TA/Petro joint venture. For 2010, this joint venture provided $1,205,000 in earnings. This is a decline of $199,000 when compared to 2009 due to higher operating expenses because of a full year of operations at the new TA site and to a full year of interest expense. A favorable variance for 2010 in the TA/Petro joint venture was the increase in volume and activity at the travel centers as revenues grew due to a full 12 months of operations at the new site and higher diesel sales volumes. Offsetting the decline in earnings at the TA/Petro joint venture was an improvement in the loss from the Five West Parcel joint venture due to a full year of lease revenues from a tenant in a portion of the building. During 2010, our portion of the loss declined to $625,000 from $936,000 in 2009.

Within our Centennial joint venture, our partners are Pardee Homes, Lewis Investment Co. LLC and Standard Pacific. We have stated in past filings that the last few years have been extremely difficult for many homebuilders as they have seen their businesses decline and their internal financing become much more difficult. We have also noted in our filings that if the real estate sector continued to be impacted by the economy it could become necessary for one or all of our current partners to leave the joint venture due to difficulty in meeting obligations related to future required capital contributions. Due to these circumstances the joint venture agreement was amended in August 2009 to allow our partners to become non-funding members during the entitlement phase of the project while we continue as the sole funding partner. During this period any non-funding partner’s percentage ownership interest will be diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. Consequently, the operating results of Centennial Founders were consolidated effective July 1, 2009. Despite this change, our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time. At December 31, 2010 we have a 63.6% ownership position in Centennial Founders.

The 606,000 square foot building owned by our Five West Parcel joint venture remained partially leased during 2010. In November 2009, the construction loan on the building was repaid as the required coverage ratio had not been achieved. Replacement financing was completed in August 2010. The replacement financing is for a maximum loan amount of $11,000,000. The current outstanding loan balance is $8,625,000. This note is due in 2013. The available amount on the loan is to be used for tenant improvements. The replacement financing is fully secured by the building as well as guarantees from each partner. We do not believe the bank will ever call on the guarantees provided.

During 2009, we recognized net earnings of $374,000 from unconsolidated joint ventures compared to net earnings of $2,227,000 during 2008. The largest single component of these earnings consisted of our portion of the equity in the earnings of TA/Petro of $1,404,000. The balance of the net earnings from joint ventures consisted of losses from Five West Parcel of $936,000 and losses from TMV LLC of $30,000. Also included in this amount is our share of the loss from the Centennial Founders operations for the pre-consolidation period January 1, 2009 through June 30, 2009 of $63,000. After that date the results of operations of the Centennial Founders joint venture are consolidated due to amendments to the partnership agreement which qualified the joint venture for consolidation. Earnings from our TA/Petro joint venture declined $1,028,000 when compared to 2008 due to increased operating expenses. New travel plaza facilities routinely take up to three years to achieve consistent profitability. Losses from the Centennial and TMV joint ventures did not vary significantly from those incurred in 2008.

Income Taxes

For financial statement purposes, our effective tax rate for 2010 was 40.6% after taking into consideration permanent and temporary timing differences. Our effective tax rate is impacted by the noncontrolling interest held in the Centennial Founders partnership because income (loss) before income taxes includes losses allocable to the noncontrolling interest. Our tax expense for 2010 is $2,852,000. During 2010, our largest permanent tax difference was related to depletion allowances. We have a tax receivable at December 31, 2010 of $1,547,000 due to net operating loss carry-backs.

For 2010, we had net deferred tax assets of $3,985,000 and a related allowance of $750,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock grant expense. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary. However, one deferred tax asset related to a charitable donation of land is limited in the available carry-forward period and because it is more likely than not that this asset will not be utilized, an allowance has been set up for the full value of the asset.

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

Our cash, cash equivalents and short-term marketable securities totaled approximately $71,012,000 at December 31, 2010, an increase of $40,173,000, from the corresponding amount at the end of 2009. Cash and marketable securities increased in 2010 due to a successful rights offering which generated approximately $60,000,000 in new equity, reimbursement of $10,860,000 in infrastructure costs at TRCC- East from the East CFD, and an equity distribution from our Five West Parcel LLC joint venture of $4,100,000. This inflow was partially offset by our continuing investments in our real estate projects, investments in our joint ventures, the purchase of water in December 2010, and repayment of our line of credit in June 2010.

The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2010	2009	2008
Operating activities	$3,199	$1,361	$4,313
Investing activities	$(33,568)	$(11,423)	$(14,909)
Financing activities	$51,713	$6,865	$4,174

Operations during 2010 provided $3,199,000 in cash, which is an improvement of $1,838,000, or 135%, when compared to 2009. The improvement compared to 2009 is due to our net income for the year after considering the impact of non-cash operating expenses, and a $1,440,000 distribution from the TA/Petro joint venture. These improvements were partially offset by increases in current assets that reflect the growth in farming activities during 2010. Our operations provided $1,361,000 of cash during 2009 which reflects a decline of $2,952,000, or 68%, compared to cash provided by operations in 2008. The primary reason for the decrease in cash inflows from operations in 2009 compared to 2008 was our net operating loss of $3,509,000 and a decline in liabilities of $2,845,000 including trade payables, accrued liabilities and income taxes payable. This cash outflow was mainly offset by non-cash operating expenses of $8,241,000 including depreciation, retirement plan costs, abandonments, and stock compensation.

During 2010, we invested $33,568,000 compared to $11,423,000 in 2009. Our investments during 2010 are primarily related to marketable securities, water purchases, our active real estate projects, our farming division, and joint ventures. We invested $14,196,000 in property and equipment, of which $12,800,000 was invested in real estate projects. Of this amount, $7,600,000 was related to the Centennial joint venture. The remaining amount of investment is related to infrastructure and building costs at TRCC and equipment and farm development costs. We also purchased 1,993 acre feet of SWP water during the year and invested in additional banking water at a total cost of $11,981,000. We continue to believe water is a valuable long-term asset for our future needs and we will continue to evaluate and possibly invest in new water sources and water infrastructure in the future. Within our joint ventures we contributed $4,375,000 of capital to TMV and $219,000 to the Five West Parcel and 18-19 West joint ventures. Our largest investment for the year was tied to the investment of a portion of the rights offering proceeds into short-term marketable securities for our use in the near-term future.

Investing activities utilized $11,423,000 of funds in 2009 compared to $14,909,000 in 2008. Investments for these years were primarily dominated by investments in our real estate projects, investments in our joint ventures, water purchases and investments in our farming operations. Capital investments of $20,925,000 in 2009 include real estate projects of $18,771,000 compared to capital investments in 2008 of $20,366,000 which included real estate project investments of $16,859,000. The real estate project investments are primarily related to infrastructure development at TRCC and to the capitalization of costs related to our entitlement activities in our real estate projects which, in 2008, included our Conservation Agreement. We also invested cash of $6,013,000 in our TMV joint venture, $5,329,000 in our Five West Parcel joint venture, and $5,676,000 in our Centennial joint venture and made a non-cash contribution of land with a book value of $2,574,000 to the 18-19 West LLC joint venture and a non-cash contribution of $2,126,000 to our Centennial joint venture. Of the $5,676,000 of cash invested in our Centennial joint venture, $4,244,000 was invested subsequent to its July 1, 2009 consolidation, therefore the amount presented as investments in joint ventures in our statement of cash flows is shown net of this amount.

We anticipate that our capital investment requirements for 2011 could be as high as $22,200,000. These estimated investments include approximately $4,300,000 of infrastructure and entitlement investment for real estate development projects and approximately $2,400,000 of investment within our operating and corporate operations for the replacement of equipment. In 2011, we expect to contribute approximately $13,000,000 to our various joint ventures, including Centennial, and make an additional $2,500,000 investment in water assets. We continue to add to our current water assets to help secure our ability to supply water to our farming and real estate activities and as a future investment, since we believe that the cost of water in California will continue to increase. Investments in water are expected to continue at varied levels in future years.

Financing activities generated net cash of $51,713,000 during 2010. The primary source of this increase in cash was the successful rights offering competed in June 2010. A portion of these funds were used to payoff the outstanding balance on our working line of credit. We currently have no outstanding balance on our line of credit. As discussed above, during the second quarter of 2010 we completed a rights offering. Under the terms of the rights offering, we distributed at no charge to the stockholders of the Company, one transferable subscription right for each share of Tejon common stock owned by such stockholders as of May 21, 2010, the record date. The rights offering also included an over subscription privilege, which entitled a stockholder who exercised all of its basic subscription rights the right to purchase additional shares of common stock that remained unsubscribed at the end of the rights offering period. At the completion of the rights offering we issued 2,608,735 shares of stock raising approximately $60,000,000 of new capital.

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

Capital Structure and Financial Condition. At December 31, 2010, total capitalization was $276,977,000, consisting of $325,000 of debt and $276,652,000 of equity and resulting in a debt-to-total-capitalization ratio of less than 1%, which is more than a 4% decline from the prior year’s debt-to-total-capitalization ratio.

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2010, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At December 31, 2010 our tangible net worth was $276,977,000 and liquid assets were $71,012,000. This line of credit is secured by a portion of our farm acreage. The outstanding long-term debt, less current portion of $35,000, is $290,000 at December 31, 2010. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, sales of easements over our land, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. As noted above, we have $71,012,000 in cash and securities at December 31, 2010 and current availability on lines of credit to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, sales of easements, and the issuance of common stock. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements as described earlier in the cash flow and liquidity discussions.

Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2010, to be paid over the next five years:

	Payments Due by Period ($ in thousands)
(in thousands)	Total	< 1 year	1-3 years	3-5 years	More than 5 years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$325	$35	$77	$89	$124
Interest on fixed rate debt	89	21	34	30	4
Line of credit commitment fees	99	70	29	—	—
Cash contract commitments	1,965	1,965	—	—	—
Tejon Conservancy advances	5,560	800	1,130	880	2,750

Total contractual obligations	$8,038	$2,891	$1,270	$999	$2,878

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

As discussed in Note 13 to the Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Any payments related to the supplemental executive retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. During 2010, we made approximately $880,000 in pension plan contributions, compared to $1,191,000 in pension plan contributions in 2009. We estimate that we will contribute approximately $650,000 to the pension plan in 2011.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to the CFDs.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1 -3 Years	4 - 5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$6,773	$4,584	$2,189	$—	$—

Total other commercial commitments	$6,773	$4,584	$2,189	$—	$—

TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA created two CFDs, the West CFD and the East CFD. The West CFD has placed liens on 1,728 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $12,670,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $107,000,000 of additional bond debt authorized by TRPFFA.

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

The Company has potential interest rate risk exposure on its line of credit, which as of December 31, 2010 had no outstanding balance. The Company does have some interest rate exposure related to its 2010 long-term debt currently outstanding. The line-of-credit interest rate can be tied to a LIBOR rate on a floating or fixed basis and the rate would change when that rate changes. The long-term debt ($325,000 as of December 31, 2010) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At December 31, 2010, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture, has an interest rate swap agreement with respect to $19,287,000 of its long-term debt to manage interest rate risk by converting floating-interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. As of December 31, 2010, the Company’s portion of the decline in fair market value of the interest rate swap was a loss of $371,000.

Market risk related to our inventories ultimately depends on the value of the almonds, winegrapes, and pistachios at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with current customers and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal. Market risk is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present the related weighted-average interest rates by expected maturity dates of our marketable securities and debt obligations.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2010

($ in thousands)

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value 12/31/2010
Assets:
Marketable securities	$9,979	$10,454	$19,322	$7,151	$1,594	$—	$48,500	$48,985
Weighted average interest rate	2.37%	2.84%	2.12%	1.93%	2.15%	—	2.30%
Liabilities:
Long-term debt	$35	$37	$40	$43	$46	$124	$325	$325
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2009

($ in thousands)

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value 12/31/09
Assets:
Marketable securities	$6,983	$7,511	$10,298	$4,876	$—	$—	$29,668	$30,156
Weighted average interest rate	3.14%	3.53%	3.08%	4.39%	—	—	3.42%
Liabilities:
Short-term debt	$9,550	$—	$—	$—	$—	$—	$9,550	$9,550
Weighted average interest rate	2.50%	—	—	—	—	—	2.50%
Long-term debt	$33	$35	$37	$40	$43	$170	$358	$358
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

In comparison to the prior years, our risk with regard to fluctuations in interest rates has decreased related to the use of debt because there is no outstanding balance on our line of credit. Our risk with regard to fluctuations in interest rates has increased slightly related to marketable securities since these balances have increased compared to the prior year.

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2010 almond production and 2011 crop production. The farming costs inventoried are recorded as actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at December 31, 2010, $8,186,000 is at risk to changing prices. Of that amount, $1,643,000 is attributable to almonds and $6,543,000 is attributable to pistachios. The comparable amounts of accounts receivable at December 31, 2009 were $3,240,000 related to almonds and $2,335,000 related to pistachios. The price estimated for recording accounts receivable at December 31, 2010 was $1.76 per pound for almonds. For every $0.01 change in the price of almonds, our receivable for almonds changes by $9,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.29 to $2.35. With respect to pistachios, the price estimated for recording the receivable was $2.45 per pound, so for each $0.01 change in the price of pistachios, our receivable changes by $27,000, and the range of final prices over the last three years for pistachios has been $1.77 to $2.45.

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

See Management’s Report on Internal Control Over Financial Reporting on pages 60 and 61, respectively.

ITEM 9B.	OTHER INFORMATION

Teri Bjorn, Vice President, General Counsel and Secretary, informed the Company on February 28, 2011 of her resignation from her position with the Company. Ms. Bjorn served in this position with the Company from January 2007 through February 2011. Ms. Bjorn’s intent is to return to private law practice.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2011 Annual Meeting of Stockholders.

(b)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows aggregated information as of December 31, 2010 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2010, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 7 and Note 8 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options/grants	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Stock options granted	269,858	$25.97	424,690

Restricted stock grants and restricted stock units at target goal achievement	788,239	Final price determined at time of vesting	424,690

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:			Page Number

1.	Consolidated Financial Statements:

	1.1	Report of Independent Registered Public Accounting Firm	62

	1.2	Consolidated Balance Sheets – December 31, 2010 and 2009	63

	1.3	Consolidated Statements of Operations - Years Ended December 31, 2010, 2009 and 2008	64

	1.4	Consolidated Statements of Equity - Three Years Ended December 31, 2010	65

	1.5	Consolidated Statements of Cash Flows - Years Ended December 31, 2010, 2009, and 2008	66

	1.6	Notes to Consolidated Financial Statements	67

2.	Supplemental Financial Statement Schedules:

	None.

3.	Exhibits:

	3.1	Restated Certificate of Incorporation	FN 1

	3.2	By-Laws	FN 1

	4.1	Form of First Additional Investment Right	FN 2

	4.2	Form of Second Additional Investment Right	FN 3

	4.3	Registration and Reimbursement Agreement	FN 11

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 16

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated Stock Incentive Plan	FN 16

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 8

10.16	Form of Registration Rights Agreement	FN 9

10.17	*2004 Stock Incentive Program	FN 10

10.18	*Form of Restricted Stock Agreement	FN 10

10.19	*Form of Restricted Stock Unit Agreement	FN 10

10.23	Tejon Mountain Village LLC Operating Agreement	FN 12

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 13

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 17

21	List of Subsidiaries of Registrant	94

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	95

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	96

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	97

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	98

99.1	Financial Statements of Petro Travel Plaza Holdings LLC	99

*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.

FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.

FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

FN 7	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 6 to our Periodic Report on Form 10-Q, for the period ending September 30, 2002, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 10	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 12	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 and Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.

(b)	Exhibits

The exhibits being filed with this report are attached at the end of this report.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

DATE: March 7, 2011	BY:	/s/ Robert A. Stine
Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

DATE: March 7, 2011	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ John L. Goolsby	Director	March 7, 2011
John L. Goolsby

/s/ Barbara Grimm-Marshall	Director	March 7, 2011
Barbara Grimm-Marshall

/s/ Norman Metcalfe	Director	March 7, 2011
Norman Metcalfe

/s/ George G.C. Parker	Director	March 7, 2011
George G.C. Parker

/s/ Kent Snyder	Director	March 7, 2011
Kent Snyder

/s/ Geoffrey Stack	Director	March 7, 2011
Geoffrey Stack

/s/ Robert A. Stine	Director	March 7, 2011
Robert A. Stine

/s/ Michael H. Winer	Director	March 7, 2011
Michael H. Winer

Annual Report on Form 10-K

Item 8, Item 15(a) (1) and (2), (b) and (c)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2010

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

Management’s Report on Internal Control Over Financial Reporting

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

In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which follows.

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Tejon Ranch Co. and Subsidiaries

We have audited Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tejon Ranch Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tejon Ranch Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31,

2010 of Tejon Ranch Co. and Subsidiaries and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tejon Ranch Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2011

Tejon Ranch Co. and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$22,027	$683
Marketable securities	48,985	30,156
Accounts receivable	9,812	7,117
Inventories	2,982	1,766
Prepaid expenses and other current assets	5,011	3,929
Deferred tax assets	—	691

Total current assets	88,817	44,342
Property and equipment, net	117,275	120,461
Investments in unconsolidated joint ventures	48,302	46,337
Long-term water assets	28,774	17,018
Long-term deferred tax assets	3,985	5,798
Other assets	938	788

Total assets	$288,091	$234,744

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$2,187	$1,363
Other accrued liabilities	1,334	560
Deferred income	601	1,478
Short-term line of credit	—	9,550
Current portion of long-term debt	35	33

Total current liabilities	4,157	12,984
Long-term debt, less current portion	290	325
Long-term deferred gains	2,277	2,277
Other liabilities	3,196	3,323
Pension liability	1,519	1,454
Commitments and contingencies
Equity
Tejon Ranch Co. stockholders’ equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000 Issued and outstanding shares 19,747,470 in 2010 and 17,019,428 in 2009	9,874	8,509
Additional paid-in capital	183,816	126,829
Accumulated other comprehensive loss	(2,191)	(2,151)
Retained earnings	45,215	41,040

Tejon Ranch Co.’s stockholders’ equity	236,714	174,227
Noncontrolling interest	39,938	40,154

Total equity	276,652	214,381

Total liabilities and equity	$288,091	$234,744

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31
	2010	2009	2008
Revenues:
Real estate - commercial/industrial	$16,656	$14,996	$27,234
Real estate - resort/residential	281	272	—
Farming	18,576	12,983	12,887

Total revenues	35,513	28,251	40,121
Costs and expenses:
Real estate - commercial/industrial	10,659	12,469	13,846
Real estate - resort/residential	3,089	4,443	4,563
Farming	10,914	11,804	11,692
Corporate expenses	5,612	7,311	8,539

Total expenses	30,274	36,027	38,640

Operating income (loss)	5,239	(7,776)	1,481
Other income (expense):
Investment income	979	1,640	2,169
Other	61	45	349
Interest expense	(9)	(70)	(70)

Total other income	1,031	1,615	2,448

Income (loss) from operations before equity in earnings of unconsolidated joint ventures	6,270	(6,161)	3,929

Equity in earnings of unconsolidated joint ventures, net	541	374	2,227

Income (loss) before income taxes	6,811	(5,787)	6,156
Income tax provision (benefit)	2,852	(2,354)	2,044

Net income (loss)	3,959	(3,433)	4,112
Net income (loss) attributable to noncontrolling interests	(216)	(56)	—

Net income (loss) attributable to common stockholders	$4,175	$(3,377)	$4,112

Net income (loss) attributable to common stockholders
Basic	$0.23	$(0.19)	$0.24

Diluted	$0.22	$(0.19)	$0.24

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Equity

Three years ended December 31, 2010

($ in thousands, except share information)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tejon Ranch Co.’s Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance, December 31, 2007	16,899,982	8,450	118,370	(2,071)	40,305	165,054	—	165,054
Net income	—	—	—	—	4,112	4,112	—	4,112
Changes in unrealized losses on available-for-sale
securities, net of taxes of $506	—	—	—	(765)	—	(765)	—	(765)
Benefit plan adjustments, net of taxes of $77	—	—	—	(154)	—	(154)	—	(154)
SERP liability adjustment, net of taxes $109	—	—	—	165	—	165	—	165
Equity in other comprehensive income of
unconsolidated joint venture, net of taxes of $37	—	—	—	28	—	28	—	28

Comprehensive income						—		3,386

Exercise of stock options and						—		—
related tax benefit of $227	56,064	28	1,425	—	—	1,453	—	1,453
Restricted stock issuance	30,724	15	(15)	—	—	—	—	—
Stock compensation	—	—	3,413	—	—	3,413	—	3,413

Balance, December 31, 2008	16,986,770	8,493	123,193	(2,797)	44,417	173,306	—	173,306
Net loss	—	—	—	—	(3,377)	(3,377)	(56)	(3,433)
Changes in unrealized losses on available-for-sale
securities, net of taxes of $746	—	—	—	1,128	—	1,128	—	1,128
Benefit plan adjustments, net of taxes of $179	—	—	—	(394)	—	(394)	—	(394)
SERP liability adjustment, net of taxes $44	—	—	—	66	—	66	—	66
Equity in other comprehensive income of
unconsolidated joint venture, net of taxes of $102	—	—	—	(154)	—	(154)	—	(154)

Comprehensive loss						—		(2,787)

Exercise of stock options and
no related tax benefit	11,858	6	235	—	—	241	—	241
Restricted stock issuance	26,636	13	(13)	—	—	—	—	—
Stock compensation	—	—	3,557	—	—	3,557	—	3,557
Shares withheld for taxes	(5,836)	(3)	(143)	—	—	(146)	—	(146)
Noncontrolling interest	—	—	—	—	—	—	40,210	40,210

Balance, December 31, 2009	17,019,428	8,509	126,829	(2,151)	41,040	174,227	40,154	214,381
Net income	—	—	—	—	4,175	4,175	(216)	3,959
Changes in unrealized losses on available-for-sale
securities, net of taxes of $1	—	—	—	(2)		(2)		(2)
Benefit plan adjustments, net of taxes of $206	—	—	—	(299)	—	(299)	—	(299)
SERP liability adjustment, net of taxes $248	—	—	—	330	—	330	—	330
Equity in other comprehensive income of
unconsolidated joint venture, net of taxes of $39	—	—	—	(69)	—	(69)	—	(69)

Comprehensive income						—		3,919

Rights Offering, net expenses	2,608,735	1,306	58,454	—	—	59,760	—	59,760
Exercise of stock options and						—		—
related tax benefit of $204	78,894	39	1,960	—	—	1,999	—	1,999
Restricted stock issuance	56,131	28	(28)	—	—	—	—	—
Stock compensation	—	—	(2,944)	—	—	(2,944)	—	(2,944)
Shares withheld for taxes	(15,718)	(8)	(455)	—	—	(463)	—	(463)

Balance, December 31, 2010	19,747,470	9,874	183,816	(2,191)	45,215	236,714	39,938	276,652

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Cash Flows

Three years ended December 31, 2010

($ in thousands)

	Year Ended December 31
	2010	2009	2008
Operating Activities
Net income (loss)	$3,959	$(3,433)	$4,112
Adjustments to reconlcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,317	3,122	2,885
Deferred income taxes	(1,351)	(1,072)	(314)
Gain from sale of real estate	(559)	—	(6,219)
Non-cash straight line rent income	145	153	(151)
Non-cash expense of retirement plans	800	900	791
(Gain) loss on sales of assets/investments	—	(114)	225
Fair market value adjustments	—	113	304
Equity in (earnings) losses of unconsolidated joint ventures, net	(541)	(374)	(2,227)
Amortization of stock compensation expense (reversal)	(2,944)	3,557	3,413
Excess tax benefit from stock-based compensation	(227)	—	(227)
Abandonment expense	—	662	—
Distribution of earnings from joint ventures	1,440	—	—
Changes in current assets and current liabilities:
Receivable, inventories, and other current assets	(201)	(135)	1,377
Current Liabilities, net	361	(2,018)	2,379

Net cash provided by operating activities	3,199	1,361	4,313
Investing Activities
Maturities of marketable securities	15,720	38,400	42,438
Funds invested in marketable securities	(34,751)	(14,876)	(28,904)
Reimbursement proceeds Kern County - Laval Interchange	1,613	—	—
Reimbursement proceeds from community facilities district	10,860	2,007	—
Proceeds from sale of real estate	604	—	7,376
Distribution of equity from joint ventures	4,100	1,866	55
Property and equipment expenditures	(14,196)	(20,925)	(20,366)
Investments in long-term water assets	(11,981)	(3,899)	(11,376)
Investment in unconsolidated joint ventures	(4,594)	(12,837)	(3,828)
Other	(943)	(1,159)	(304)

Net cash used in investing activities	(33,568)	(11,423)	(14,909)
Financing Activities
Payments on short-term debt	(16,400)	(10,500)	(5,000)
Borrowing of short-term debt	6,850	17,300	7,750
Repayment of long-term debt	(33)	(30)	(29)
Net proceeds from rights offering	59,760	—	—
Excess tax benefit from stock-based compensation	—	—	227
Exercise of stock options	1,999	241	1,226
Taxes on vested stock grant	(463)	(146)	—

Net cash provided by financing activities	51,713	6,865	4,174
Increase (decrease) in cash and cash equivalents	21,344	(3,197)	(6,422)
Cash and cash equivalents at beginning of year	683	3,880	9,454

Cash and cash equivalents at end of year	$22,027	$683	$3,032

Supplemental Cash Flow Information
Interest paid (net of amounts capitalized)	$9	$70	$70

Taxes paid (net of refunds)	$875	$(661)	$3,430

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co. and the accounts of all subsidiaries and investments in which a controlling interest is held by Tejon Ranch Co., or the Company. All significant intercompany transactions have been eliminated in consolidation.

The period ending December 31, 2009 includes the consolidation of Centennial Founders LLC’s statement of operations, balance sheet, and statement of cash flows as of and for the six months ended December 31, 2009 due to an amendment of the joint venture operating agreement that resulted in the Company having control of that joint venture. In prior periods the results of operations of Centennial Founders LLC were included as part of equity in the Company’s equity in earnings of unconsolidated joint ventures. The Company’s balance sheet and statement of equity are presented on a consolidated basis including the consolidation of Centennial Founders LLC.

This consolidation of Centennial Founders LLC resulted in increases in the following balance sheet accounts for the year ended December 31, 2009 with no corresponding impact to the Company’s cash:

(in thousands)
Property, plant and equipment	$49,266
Accounts payable	$545
Accrued liabilities	$21
Non-controlling interests	$37,760

Subsequent Events

On February 28, 2011, the Company closed the sale of conservation easements covering 62,000 acres for $15,750,000. The conservation easement precludes us from pursuing any long-term development on the 62,000 acres. We do however retain fee ownership of the 62,000 acres and will continue to operate current revenue generating activities including farming, cattle grazing, oil and gas, and other mineral exploration on portions of the acreage.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

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

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures in which the Company does not have a controlling interest, or is not the primary beneficiary if the joint venture is determined to be a variable interest entity under Accounting Standards Codification 810 – “Consolidation,” are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions, and the Company’s equity in net earnings or loss of the respective joint venture.

Fair Values of Financial Instruments

The Company follows the FASB’s authoritative guidance for fair value measurements of certain financial instruments. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:

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

Credit Risk

The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Accounts receivable are stated at their estimated fair values in the consolidated balance sheets.

In 2010, Stockdale Oil and Gas, an oil and gas lease-holder, accounted for 11% of our revenues from continuing operations. In 2009 Calpine, a tenant who leases land for a power plant, accounted for 12% of the Company’s revenues. In 2008, Stockdale Oil and Gas, an oil and gas lease-holder, accounted for 13% of our revenues from continuing operations.

The Company maintains its cash and cash equivalents in federally insured financial institutions. The account balances at these institutions periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant.

Farm Inventories

Costs of bringing crops to harvest are inventoried when incurred. Such costs are expensed when the crops are sold. Expenses are computed and recognized on an average cost per pound or per ton basis, as appropriate. Costs during the current year related to the next year's crop are inventoried and carried in inventory until the matching crop is harvested and sold. Farm inventories held for sale are valued at the lower of cost (first-in, first-out method) or market.

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

Long Term Water Assets

Long term water contracts are in place with the Tulare Water Storage District and the Dudley-Ridge Water Storage District. These contracts provide the Company with the right to receive water over the term of the contracts which expire in 2035. These contracts are being amortized on the straight line basis over their contractual life. Contracts with the Wheeler Ridge Maricopa Water Storage District are also in place, but were acquired at inception, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts.

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

At the time crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues and related costs are recognized, which traditionally occurs during the third and fourth quarters of each year. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. Actual final orchard crop selling prices are not determined for several months following the close of the Company’s fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $1,144,000 in 2010, $579,000 in 2009, and $933,000 in 2008. The adjustment for 2010 includes $823,000 related to pistachios due to an improving price market resulting from low industry inventories and $287,000 from almonds as increased demand pushed prices higher. The adjustment in 2009 was due to $252,000 in additional bonus payments and price adjustments on pistachios and $327,000 in adjustments related to almonds as prices continued to increase prior to the contract settlement. The large adjustment in 2008 was due to bonus payments received on pistachios of $718,000 and $206,000 from continuing price increases for almonds.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2010, 2009, and 2008, no such withholding was mandated.

Common Stock Options and Grants

The Company follows ASC 718, “Compensation – Stock Compensation” in accounting for stock incentive plans using the fair value method of accounting.

The estimated fair value of the restricted stock grants and restricted stock units are expensed over the expected vesting period. For performance based grants the Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company updates its estimates and reflect any changes to the estimate in the statement of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during the year (18,515,958 in 2010, 17,459,293 in 2009, and 16,943,927 in 2008). Diluted net income per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and the vesting of restricted stock grants per ASC 260, “Earnings Per Share” (18,571,307 in 2010, 17,554,384 in 2009, and 17,042,631 in 2008). The weighted-average additional number of shares relating to dilutive stock options and grants was 55,349 in 2010, 95,091 in 2009, and 98,704 in 2008. For 2009, diluted net loss per share from continuing operations is based on the weighted-average number of shares of common stock outstanding because the impact of stock options and unvested stock grants is antidilutive.

Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2010 and 2009, management of the Company believes that none of its assets are impaired.

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

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2010 or 2009.

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

New Accounting Standards

There are no recently issued accounting standards that are expected to have a material effect on our financial condition and results of operations in future periods.

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

The following is a summary of available-for-sale securities at December 31:

($ in thousands)	2010		2009
Marketable Securities:	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months	$1,040	$1,034	$2,406	$2,397
with unrecognized gains	4,338	4,392	1,445	1,448

Total Certificates of deposit	5,378	5,426	3,851	3,845

US Treasury and agency notes
with unrecognized losses for less than 12 months	12,500	12,441	1,569	1,558
with unrecognized losses for more than 12 months	124	124	19	11
with unrecognized gains	7,211	7,342	10,438	10,588

Total US Treasury and agency notes	19,835	19,907	12,026	12,157

Corporate notes
with unrecognized losses for less than 12 months	5,135	5,077	275	273
with unrecognized losses for more than 12 months	—	—	1,121	1,110
with unrecognized gains	12,526	12,952	10,030	10,376

Total Corporate notes	17,661	18,029	11,426	11,759

Municipal notes
with unrecognized losses for less than 12 months	2,588	2,543	128	127
with unrecognized losses for more than 12 months	—	—	369	368
with unrecognized gains	3,038	3,080	1,868	1,900

Total Municipal notes	5,626	5,623	2,365	2,395

	$48,500	$48,985	$29,668	$30,156

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

At December 31, 2010, the fair market value of investment securities exceeded the cost basis by $485,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. During 2010, no other-than-temporary impairments were recorded. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

For the year ended December 31, 2009, we recognized $113,000 of impairment losses in our statement of operations. These impaired securities were subsequently sold during 2009 at a gain which fully offset the previously recognized impairment losses.

As of December 31, 2010, the adjustment to accumulated other comprehensive income (loss) in consolidated stockholders’ equity for the temporary change in the value of securities reflects decrease in the market value of available-for-sale securities of $2,000, which is net of taxes of $1,000.

As of December 31, 2010, the Company’s gross unrealized holding gains equal $653,000 and gross unrealized holding losses equal $168,000. On December 31, 2010, the average maturity of certificates of deposits was 1.9 years, the average maturity of U.S. Treasury and agency securities was 2.6 years, the average maturity of corporate notes was 2.7 years and the average maturity of municipal notes was 2.9 years. Currently, the Company has no securities with a remaining term to maturity of greater than four years.

The following table summarizes the maturities, at par, of marketable securities by year ($ in thousands):

At December 31, 2010	2011	2012	2013	2014	2015	Total
Certificates of deposit	$2,234	$1,547	$1,168	$286	$—	$5,235
U.S. Treasury and agency notes	3,516	4,734	8,535	1,969	980	19,734
Corporate notes	3,203	3,200	7,348	2,804	600	17,155
Municipal notes	930	910	1,750	1,840	—	5,430

	$9,883	$10,391	$18,801	$6,899	$1,580	$47,554

At December 31, 2009	2010	2011	2012	2013	2014	Total
Certificate of deposit	$495	$1,736	$1,547	$—	$—	$3,778
U.S. Treasury and agency notes	4,625	$1,645	$4,880	$805	$—	$11,955
Corporate notes	1,581	3,129	3,200	3,536	—	$11,446
Municipal notes	255	940	650	500	—	$2,345

	$6,956	$7,450	$10,277	$4,841	$—	$29,524

All of our securities are valued using level one indicators, which are quoted market prices for the securities. The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

3. INVENTORIES

Inventories consist of the following at December 31:

($ in thousands)	2010	2009
Farming inventories	$2,801	$1,582
Other	181	184

	$2,982	$1,766

Farming inventories consist of costs incurred during the current year related to the next year’s crop as well as any current year’s unsold product and farming chemicals.

4. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2010	2009
Land and land improvements	$14,154	$14,120
Buildings and improvements	10,420	10,420
Machinery, water pipelines, furniture fixtures and other equipment	11,269	10,121
Vineyards and orchards	35,400	34,530
Development in process	84,078	86,996

	155,321	156,187
Less accumulated depreciation	(38,046)	(35,726)

	$117,275	$120,461

The Company received $10,860,000 in 2010 and $2,007,000 in 2009 of reimbursement from the Community Facilities District bond fund. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Ranch Commerce Center and were reflected as a reduction to development in process.

5. LONG TERM WATER ASSETS

Long term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency as well as an additional 331 acre feet of water in AVEK’s water bank. An additional 14,786 acre feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds State Water Project, or SWP, contracts for 3,444 acre feet of water with the Tulare Water Storage District and The Dudley-Ridge Water Storage District to supply water through 2035. The Company increased its SWP contract holdings in December 2010 with the purchase of 1,993 acre from a contract holder within the Dudley-Ridge Water Storage District for approximately $11,660,000. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $690,000 per year. Water assets consist of the following at December 31:

($ in thousands)	2010	2009
Banked water and water for future delivery	$2,600	$2,155
Transferable water	8,985	8,985
SWP Contracts (net of accumulated amortization of $604,000 and $378,000 at December 31, 2010 and 2009, respectively)	17,189	5,878

Total long-term assets	$28,774	$17,018

6. SHORT-TERM AND LONG-TERM DEBT

The Company has no outstanding balance on its line of credit at December 31, 2010 and had $9,550,000 of outstanding short-term debt at December 31, 2009.

Long-term debt consists of the following at December 31:

($ in thousands)	2010	2009
Note payable to a bank	$325	$358
Less current portion	(35)	(33)

	$290	$325

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2010, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $175,000,000 and liquid assets of not less than $25,000,000. At December 31, 2010 our tangible net worth was $276,977,000 and liquid assets were $71,012,000. This line of credit is secured by a portion of our farm acreage. The outstanding long-term debt, less current portion of $35,000, is $290,000 at December 31, 2010. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land, which has a book value of $359,000. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.

Interest incurred and paid was $180,000, $306,000, and $175,000, for the years ended December 31, 2010, 2009, and 2008, respectively. The Company’s capitalized interest costs were $171,000, $236,000, and $105,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

Maturities of long-term debt at December 31, 2010 are $35,000 in 2011, $37,000 in 2012, $40,000 in 2013, $43,000 in 2014, $46,000 in 2015, and $124,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

7. STOCK OPTION PLAN

The Company’s Stock Incentive Plan provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of the Company’s common stock. Since the initial adoption of the 1998 Plan through December 31, 2010, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 883,417 of which have been exercised or forfeited, leaving 245,875 granted options outstanding at December 31, 2010. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the initial adoption of the NDSI Plan through December 31, 2010, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 58,274 options have been exercised or forfeited, leaving 23,983 granted options outstanding at December 31, 2010.

There were no options granted during 2010, 2009 or 2008 under either the Stock Incentive Plan or the NDSI Plan.

The value of the options where estimated using the Black-Scholes option-pricing formula and the expense is amortized over the options’ vesting periods. The following weighted-average assumptions were used in estimating the fair value of the options: risk-free interest rate of 5.00%, dividend rate of 0.0%, volatility factor of the expected market price of our common stock of 0.34; and a weighted-average expected life of the options of five years from the option grant date.

Exercise prices for options outstanding as of December 31, 2010 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately two years. None of the options granted under the 1998 Plan or the NDSI plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2010		2009		2008
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of year	354,294	$25.18	502,621	$24.26	558,685	$24.26
Granted	—	—	—	—	—	—
Exercised	(78,894)	(22.47)	(11,858)	(20.30)	(56,064)	(21.87)
Forfeited/Cancelled	(5,542)	(24.71)	(136,469)	(23.17)	—	—

Outstanding end of year	269,858	$25.97	354,294	$25.18	502,621	$24.26

Options exercisable end of year	269,858	$25.97	354,294	$25.18	502,621	$24.26

As of December 31, 2010, there is no unrecognized compensation cost related to stock options. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 were $628,312, $34,000, and $569,000, respectively. As of December 31, 2010, there were 269,858 options vested and exercisable with a weighted-average exercise price of $25.97, aggregate intrinsic value of $425,623, and weighted-average remaining contractual life of two years.

There was no compensation cost related to stock option arrangements recognized in income for the years ended December 31, 2010, 2009, and 2008. No stock option payment compensation costs were capitalized during this period.

8. STOCK COMPENSATION PLAN

The Stock Incentive Plan, provides for the making of stock grant awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. The Company has issued 132,495 shares of restricted stock that vest over four-year periods of time and of this amount 72,798 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 101,269 for threshold performance, 728,542 shares for target performance, and 1,073,441 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities.

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

Beginning in the first quarter of 2010, the Compensation Committee of the Board of Directors, or the Board, conducted a compensation study prepared by an outside consultant. One of the outcomes of the compensation study was that in September 2010 the Board elected to modify selected outstanding and unvested performance milestone grants, or the “existing performance milestone grants”, and issue additional milestone performance grants, or the “new performance milestone grants” to employees selected by the Board. The Board determined that the development milestones that were outlined in the existing performance milestone grants continue to be the appropriate measurements for vesting purposes of the modified existing and new performance milestone grants. The Company has assessed that it is probable that these performance milestones will be met, although, with respect to a portion of the existing performance milestone grants, not within the time frame required under those grants as discussed below.

As discussed above, the performance milestone grants approved by the Board in September 2010, included the modification of existing performance milestone grants totaling 262,438 restricted stock units and the issuance of new performance milestone grants totaling an additional 332,562 restricted stock units. With respect to the existing performance milestone grants, the modification of 179,638 restricted stock units has been accounted for as an improbable-to-probable modification since the Company has determined that it would not have been able to achieve the performance milestones within the original timeframe set forth under those grants, which required achievement by the end of 2010. As such, the previous stock compensation expense recognized with respect to those existing performance milestone grants has been reversed as discussed more fully below, and the fair value of these modified performance milestone grants is being recognized over the new requisite service period. With respect to the remaining portion of the existing performance milestone shares granted, the modification of those 82,800 restricted stock units has been accounted for as a probable-to-probable modification as the Company continues to believe that it is probable that we will achieve the vesting criteria for these grants both before and after the modification. The unamortized total cost relating to these probable-to-probable modified performance milestone grants is being recognized ratably over the new requisite service period. The impact of modifying the existing performance milestone grants is a reversal of prior stock compensation expense of $6,327,000 during the year ended December 31, 2010.

As part of its analysis to determine the appropriate accounting for the modification of the existing performance milestone grants, the Company concluded that it should have reversed in 2009 the stock compensation expense related to 93,158 restricted stock units of the total 179,638 restricted stock units accounted for as an improbable-to-probable modification, as discussed above, since the time element restriction of the development milestone objective was not going to be met. This error resulted in an overstatement of stock compensation expense of approximately $3,098,000 for the year ended December 31, 2009. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that correcting the error would be immaterial to the results for the current year financial statements and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results. Accordingly, the Company recorded an adjustment during the third quarter of 2010 to reverse the associated stock compensation. The correction is included in the $6,327,000 stock compensation reversal explained above.

For the year ending December 31, 2010, the Company had a net reversal of current year and prior year expense of $3,269,000. There was $3,187,000 of costs related to stock grants for the year ended December 31, 2009. At December 31, 2010, the Company had unamortized costs of $17,382,000 related to time grants and performances grants with a weighted average amortization period of 49 months. There was $4,118,000 of amortized costs related to time grants and performance grants at December 31, 2009, with a 38 month weighted average amortization period.

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

Under the Board of Directors’ compensation plan, each director receives their annual compensation in stock. Under this plan, 61,558 shares of stock have been granted since the plan was adopted.

Total expenses relating to director stock compensation during the year ended December 31, 2010 was $325,000. There was $370,000 of total expenses related to this plan for the year ended December 31, 2009.

9. INTEREST RATE RISK MANAGEMENT

At December 31, 2010, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $19,287,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. The joint venture accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures. As of December 31, 2010, the Company’s portion of the decline in the fair market value of the interest rate swap was a loss of $371,000.

10. INCOME TAXES

The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision (benefit) for income taxes consists of the following at December 31:

($ in thousands)	2010	2009	2008
Total provision (benefit):	$2,852	$(2,354)	$2,044
Federal:
Current	$169	(923)	1,387
Deferred	2,055	(909)	236

	2,224	(1,832)	1,623
State:
Current	112	71	505
Deferred	516	(593)	(84)

	628	(522)	421

	$2,852	$(2,354)	$2,044

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows for the years ended December 31:

($ in thousands)	2010	2009	2008
Income tax (benefit) at statutory rate	$2,389	$(1,968)	$2,093
State income taxes, net of Federal benefit	384	(351)	278
Oil and mineral depletion	(275)	(250)	(448)
Land contribution	—	750	—
Valuation allowance-land contribution	—	(750)	—
Other, net	354	215	121

Total provision (benefit)	$2,852	$(2,354)	$2,044

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2010	2009
Deferred income tax assets:
Accrued expenses	$226	$218
Deferred revenues	271	641
Capitalization of costs	1,424	1,321
Pension adjustment	1,494	1,740
Stock grant expense	5,554	7,246
Joint venture allocations	37	154
Book deferred gains	963	963
Provision for additional capitalized costs	1,003	490
Charitable contributions carryforward	892	841
Other	885	394

Total deferred income tax assets	12,749	14,008

Deferred income tax liabilities:
Deferred gains	1,390	1,569
Depreciation	2,469	1,644
Cost of sales allocations	1,252	1,252
Joint venture allocations	560	232
Straight line rent	1,142	1,204
Prepaid expenses	98	82
State deferred taxes	406	577
Other	697	209

Total deferred income tax liabilities	8,014	6,769

Net deferred income tax asset	4,735	7,239

Allowance for deferred tax assets	(750)	(750)

Net deferred taxes	$3,985	$6,489

The net current and non-current deferred tax assets for 2010 and 2009 are included separately on the face of the balance sheet. Due to the nature of most of our deferred tax assets, the Company believes they will be used through operations in future years and an allowance is not necessary. However, one deferred tax asset related to a charitable donation of land is limited in the available carry-forward period and because it is more likely than not that this asset will not be utilized, an allowance has been set up for the full value of the asset.

During 2010, the Company recognized certain net tax benefits related to stock option plans in the amount of $227,000. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital. No such benefits accrued to the Company in 2009.

The Company made total income tax payments of $875,000 during 2010 related primarily to the settlement of a tax audit. The Company made no income tax payments during 2009, but received combined federal and state tax refunds related to 2008 in the amount of $661,000. The Company made net payments of income taxes of $3,430,000, during 2008.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. During 2010, the Company paid approximately $137,000 in interest costs related to the settlement of a tax audit. The Company recognized accrued interest of $71,000 related to unrecognized tax benefits during year ended December 31, 2009 and penalties of $8,000 during the year.

The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. At December 31, 2009, there were $490,000 of unrecognized tax benefits that relate to tax positions of prior years. During 2010, the Internal Revenue Service, or “IRS,” concluded an examination of the Company’s federal income tax returns for 2005, 2006 and 2007. The IRS proposed certain adjustments stemming from the timing of deductions taken for certain costs which the Company expensed when incurred and which the IRS contends should be capitalized and deducted in a later tax period. Management evaluated the proposed adjustments and disagreed with the position taken by the IRS During October 2010, the Company reached a settlement with the IRS San Francisco Appeals Office. The settlement resulted in the capitalization of costs in 2005 and 2006 to our development projects. Settlement costs of approximately $875,000 related to increased tax payments for 2006 and 2005 were made during the fourth quarter of 2010. Tax years from 2005 to 2009 remain subject to examination by the Federal and California State taxing authorities.

11. LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $5,074,000 and $3,242,000, respectively, at December 31, 2010. Income from commercial rents included in real estate revenue, excluding percentage rents based on sales revenues, was $4,494,000 in 2010, $4,648,000 in 2009, and $4,326,000 in 2008. Contingent commercial payments were $443,000, $628,000, and $1,060,000. for 2010, 2009, and 2008, respectively. Future minimum rental income on non-cancelable operating leases as of December 31, 2010 is $4,377,000 in 2011, $4,305,000 in 2012, $4,180,000 in 2013, $3,951,000 in 2014, $3,892,000 in 2015 and $31,763,000 for years thereafter.

12. COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres (unaudited) of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2011 are $1,889,000 before any potential credits are received, whether or not water is available or is used. Total payments made under these contracts were approximately $2,851,000 in 2010, $2,624,000 in 2009, and $2,845,000 in 2008.

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and the Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 1,728 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $12,670,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $107,000,000 of additional bond debt authorized by TRPFFA.

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

The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC West development. At this time there are no additional reimbursement funds remaining from the West CFD bonds or East CFD bonds for reimbursement of cost. During September 2010 the Company received approximately $10,860,000 of reimbursement related to TRCC-East infrastructure. During 2009, the Company received $2,007,000 of reimbursements related to TRCC-West infrastructure. During 2010, the Company paid approximately $1,061,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is correspondingly reduced. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. As development and land and building values increase around TRCC-West, the Company may be able to have up to approximately 1,400 acres released from the West CFD lien.

Tejon Mountain Village

On October 5, 2009, the Kern County Board of Supervisors granted entitlement approval for TMV. On November 10, 2009, a group consisting of the Center for Biological Diversity, or CBD, Wishtoyo Foundation, Tri-County Watchdogs and the Center on Race, Poverty and the Environment filed an action in Kern Superior Court under the California Environmental Quality Act, or CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of approval for TMV, including the certification of the Environmental Impact Report, or EIR, approval of associated General Plan amendments, adoption of associated Zoning Maps, adoption of Special Plan No. 1, Map 256, exclusion from Agricultural

Preserves Nos. 4 and 19, and approval of Vesting Tentative Tract Maps 6720 and 6717, among other associated approvals. TMV was named as the Real Party in Interest in the action.

The action alleged that the County failed to properly follow the procedures and requirements of CEQA including failure to identify, analyze and mitigate impacts to air quality, biological resources, hydrology and water quality, traffic, cultural resources, hazards, and failure to adequately describe the project and the environmental setting. The action also alleged that the County violated the Planning and Zoning Law and the Kern County General Plan.

On November 5, 2010, Kern County Superior Court Judge Kenneth Twisselman ruled in favor of Kern County, the Company, and its development partner DMB Associates, Inc., when he found that the County had properly analyzed and evaluated the environmental effects of TMV. In his ruling, Judge Twisselman rejected claims made by the above listed plaintiffs. On February 8, 2011, CBD appealed the Court’s decision.

On November 10, 2009, an additional suit was filed in Federal Court by an alleged representative of the Kawaiisu Tribe alleging that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found in favor of the Company. On January 24, 2011, the Company received a ruling by Judge Wanger, of the Federal, District Court, Eastern District of California, which dismissed all claims against the Company, TMV, the County and the federal defendants. However, the Judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint. The plaintiffs have not filed an amended complaint as of the filing of this report.

Burrows Lawsuit

On February 10, 2010, an individual and a related limited liability company (collectively “Burrows”) filed a lawsuit in Los Angeles County regarding the allocation of certain water, land and entitlement processing rights as between Burrows, Tejon and Tejon’s partners for the Centennial project in Los Angeles County. The lawsuit was filed against the Company and Centennial. The lawsuit arises from and relates to a 2006 settlement agreement between Burrows and the Company involving a land swap, water rights and entitlement processing requirements relating to Centennial and certain properties owned by Burrows in the immediate vicinity of the Centennial site.

A previously issued temporary restraining order was dissolved by the judge assigned to the Burrows lawsuit. The case is in the discovery stage and is set for trial in the Superior Court of the State of California County of Los Angeles- North District, commencing on August 5, 2011. The Company and Centennial Founders LLC are aggressively completing discovery and preparing for trial, using the services of an outside law firm. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the Burrows lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

National Cement

The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region issued several orders in the late 1990s with respect to environmental conditions on the property currently leased to National:

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

Antelope Valley Groundwater Cases

On November 29, 2004, a complaint was filed asking for the Antelope Valley groundwater basin to be adjudicated by the Los Angeles Superior Court. This complaint sought to have the rights of all parties overlying the basin, including the Company’s land, be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. The case is currently in the third phase of a multi-phase trial. Therefore, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company’s needs will continue to be available for its use regardless of the outcome of this case.

State Water Resources Control Board Lawsuit

On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit claims violations of various paper reporting, operating and UST monitoring prevention laws. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. Counsel for TA and the Company have worked with the California Attorney General to change the venue of the lawsuit to Merced County, and are also working together to attempt to dismiss the Company and TIC, as well as other TA entities, from the lawsuit. A demurrer filed by counsel for TA and the Company was granted, and the California Attorney General has filed an amended complaint to which joint counsel are preparing to respond. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

Water Bank Lawsuits

On June 3, 2010, Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original EIR for the Monterey Amendments was determined to be insufficient in a lawsuit, and the current lawsuit challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other legal allegations, the current lawsuit challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to various Kern County interests, including TCWD which has a 2% interest in the KWB. A parallel lawsuit was also filed against Kern County Water Agency, also naming the Company and TCWD as real parties in interest. The Company is named on the ground that it "controls" TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is considering a dismissal of the Company from these lawsuits. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

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

($ in thousands)	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$5,896	$4,766
Service cost	239	260
Interest cost	316	273
Actuarial gain	877	1,043
Benefits paid	(218)	(446)

Benefit obligation at end of year	$7,110	$5,896

Accumulated benefit obligation at end of year	$6,324	$5,240

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,442	$3,243
Actual return on plan assets	528	562
Employer contribution	880	1,191
Benefits/expenses paid	(259)	(554)

Fair value of plan assets at end of year	$5,591	$4,442

Funded status - liability	$(1,519)	$(1,454)

	2010	2009
Amounts recorded in stockholders’ equity
Net actuarial (gain)	$(3,470)	$(3,032)
Prior service cost	234	263

Total amount recorded	$(3,236)	$(2,769)

Amount recorded, net taxes	$(1,922)	$(1,664)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2010 and 2009 include the following components:

	2010	2009
Net (gain) loss	$(691)	$(797)
Recognition of net actuarial gain or (loss)	215	169
Recognized prior service cost	(29)	(29)

Total changes	$(505)	$(657)

Changes, net of taxes	$(299)	$(394)

The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$215
Amortization prior service cost	$(29)

At December 31, 2010 and 2009 the Company has a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there were no additional transition impacts upon implementation of a year-end measurement date for plan assets as required by FASB 158 for fiscal years ending after December 15, 2008. For 2011, the Company is estimating that contributions to the pension plan will be approximately $650,000. Based on actuarial estimates, it is expected that annual benefit payments will be $119,000 in 2011, $140,000 in 2012, $234,000 in 2013, $242,000 in 2014, 259,000 in 2015, and $2,149,000 for years 2016 through 2019.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2010, the investment mix was 67% equity, 23% debt, and 10% money markets. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds, and international stock funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 5.5% and 3% for 2010, and 6% and 3% in 2009 and 2008. The expected long-term rate of return on plan assets was 7.5% for all years. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. The fair value of plan assets is determined using level one indicators which are quoted market prices for the securities.

Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2010	2009	2008
Cost components:
Service cost	$(239)	$(260)	$(192)
Interest cost	(316)	(273)	(326)
Expected return on plan assets	342	266	306
Net amortization and deferral	(186)	(140)	(113)

Total net periodic pension cost	$(399)	$(407)	$(325)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded, but associated liabilities of $3,196,000 and $3,323,000 are reflected in the Company’s consolidated balance sheets as other liabilities as of December 31, 2010 and 2009, respectively. The Company also provides a 401(k) plan to its employees and contributed $84,000 to the plan for 2010 and $78,000 to the plan for 2009.

14. BUSINESS SEGMENTS

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Information pertaining to operating results of the Company's business segments follows for each of the years ended December 31:

($ in thousands)	2010	2009	2008
Revenues
Real estate - commercial/industrial	$16,656	$14,996	$27,234
Real estate - resort/residential	281	272	—
Farming	18,576	12,983	12,887

Segment revenues	35,513	28,251	40,121
Investment income	979	1,640	2,169
Other income	61	45	349

Total revenues	$36,553	$29,936	$42,639

Segment Profits (Losses) and Net Income (Loss)
Real estate - commercial/industrial	$5,997	$2,527	$13,388
Real estate - resort/residential	(2,808)	(4,171)	(4,563)
Farming	7,662	1,179	1,195

Segment profits	10,851	(465)	10,020

Investment income	979	1,640	2,169
Other income	61	45	349
Interest expense	(9)	(70)	(70)
Corporate expenses	(5,612)	(7,311)	(8,539)

Income (loss) before equity in earnings of unconsolidated joint ventures	6,270	(6,161)	3,929
Equity in earnings of unconsolidated joint ventures	541	374	2,227

Operating income (loss) before taxes	$6,811	$(5,787)	$6,156

Commercial/industrial real estate development generates revenues from lease activities, land sales, building sales and leases, oil and mineral royalties and grazing leases, with the primary commercial/industrial development being Tejon Ranch Commerce Center.

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

($ in thousands)	2010	2009	2008
Commercial leases	$5,705	$5,613	$6,071
Land sales	604	—	7,377
Oil & mineral royalties	6,362	5,639	9,772
Grazing leases	1,110	1,129	1,120
All other land management ancillary services	2,875	2,615	2,894

	$16,656	$14,996	$27,234

Land management ancillary services include wildlife management, landscape and property maintenance, and building management services.

Resort/residential land development produces revenues from farming activities within the Centennial Founders LLC and is actively involved in the land entitlement and pre-development process. Farming produces revenues from the sale of winegrapes, almonds, and pistachios. Information pertaining to assets of the Company's business segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2010
Real estate - commercial/industrial	$51,053	$867	$7,716
Real estate - resort/residential	98,829	63	5,296
Farming	26,366	1,193	389
Corporate	111,843	422	795

Total	$288,091	$2,545	$14,196

2009
Real estate - commercial/industrial	$59,652	$1,031	$11,428
Real estate - resort/residential	86,553	133	7,343
Farming	23,375	1,199	1,571
Corporate	65,164	759	583

Total	$234,744	$3,122	$20,925

2008
Real estate - commercial/industrial	$45,826	$943	$12,272
Real estate - resort/residential	34,357	82	4,587
Farming	22,180	1,180	2,800
Corporate	84,709	680	707

Total	$187,072	$2,885	$20,366

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

15. INVESTMENTS IN JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2010 was $48,302,000. The equity in the earnings of the unconsolidated joint ventures was $541,000 for the year ended December 31, 2010. These joint ventures have not been consolidated as of December 31, 2010, because we are not the primary beneficiary in the case of VIEs and the Company does not control the investments. The Company’s current unconsolidated joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC - Petro Travel Plaza Holdings LLC, or TA/Petro, is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At December 31, 2010, the Company had an equity investment balance of $9,893,000 in this joint venture.

•

Tejon Mountain Village LLC - Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At December 31, 2010, the Company’s equity investment balance in this joint venture was $32,726,000.

•

Rockefeller Joint Ventures - The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 unaudited acres. These joint ventures are part of an agreement for the development of up to 500 unaudited acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot (unaudited) building. The second of these ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres (unaudited) of land by the Company, which is being held for future development. As of December 31, 2010, the combined equity investment balance in these joint ventures is $5,683,000.

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

We have stated in past filings that the last few years have been extremely difficult for our partners in the joint venture as they have seen their businesses decline and their internal financing become much more difficult to obtain. We have also noted in our filings that if the real estate sector continued to be impacted by the economy it could become necessary for one or all of our current partners to leave the joint venture due to difficulty in meeting obligations related to future required capital contributions. Due to these circumstances the joint venture agreement was amended in August 2009 to allow our partners to become non-funding members during the entitlement phase of the project while we continue as the sole funding partner. During this period any non-funding partner’s percentage ownership interest will be diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. Consequently, the operating results of Centennial Founders were consolidated effective July 1, 2009. Despite this change our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time. At December 31, 2010 the Company has a 63.6% ownership position in Centennial Founders.

Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture.

Condensed financial information of the Company’s joint ventures as of and for the year ended December 31 is as follows:

Statement of Operations for the Year Ended

December 31, 2010 ($ in thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial
Revenues	$105,015	$387	$—	$—	$105,402	$278

Net income (loss)	2,008	(1,249)	(72)	(6)	$681	(558)

Partner’s share of net income (loss)	803	(624)	(36)	(3)	$140	(216)

Equity in earnings (losses) of unconsolidated joint ventures	$1,205	$(625)	$(36)	$(3)	$541	$—

Balance Sheet Information as of December 31, 2010

	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial
Current assets	$13,717	$45	$892	$15	$14,669	$85
Property and equipment, net	44,642	17,179	77,233	4,022	143,076	61,879
Other assets	226	302	—	—	528	1
Long-term debt	(19,287)	(8,625)	—	—	(27,912)	—
Other liabilities	(2,151)	(116)	(894)	—	(3,161)	(1,251)

Net assets	$37,147	$8,785	$77,231	$4,037	$127,200	$60,714

Statement of Operations for the Year Ended

December 31, 2009 ($ in thousands)

	UNCONSOLIDATED						CONSOLIDATED
	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Jan - June Centennial Founders	Total	July -Dec 2009 Centennial
Revenues	$58,964	$80	$—	$—	$107	$59,151	$284

Net income (loss)	2,339	(1,871)	(60)	(1)	(242)	$165	(119)

Partner’s share of net income (loss)	935	(936)	(30)	—	(121)	$(152)	(56)

Equity in earnings (losses) of unconsolidated joint ventures	$1,404	$(936)	$(30)	$(1)	$(63)	$374	$—

Balance Sheet Information as of December 31, 2009

	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial
Current assets	$16,129	$785	$862	$69	$17,845	$58
Property and equipment, net	45,414	17,309	69,076	3,788	135,587	54,231
Other assets	342	—	—	—	342	1
Long-term debt	(19,824)	—	—	—	(19,824)	—
Other liabilities	(4,331)	(46)	(1,383)	(14)	(5,774)	(618)

Net assets	$37,730	$18,048	$68,555	$3,843	$128,176	$53,672

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed, as well as the amount and timing of joint venture distributions.

16. UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net Income (Loss)	Net Income(Loss), Per Share (2)
2010
First Quarter	$4,340	$(336)	$(1,370)	$(0.08)
Second Quarter	4,499	(418)	(1,237)	(0.06)
Third Quarter	16,533	9,993	7,852	0.40
Fourth Quarter	11,181	1,612	(1,286)	$(0.06)

	$36,553	$10,851	$3,959

2009
First Quarter	$4,475	$(818)	$(1,339)	$(0.08)
Second Quarter	4,627	(829)	(1,487)	(0.09)
Third Quarter	10,590	711	(339)	(0.01)
Fourth Quarter	10,244	471	(268)	$(0.01)

	$29,936	$(465)	$(3,433)

(1)	Includes investment income and other income.
(2)	Net income (loss) per share on a diluted basis; net loss per share on a basic basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.