Form 10-Q
period 2011-03-31
TEJON RANCH CO
filed 2011-05-06
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of the Company’s outstanding shares of Common Stock on May 6, 2011 was 19,819,555.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31
	2011	2010
Revenues:
Real estate - commercial/industrial	$4,286	$3,573
Real estate- resort/residential	15,750	46
Farming	2,610	469

Total revenues	22,646	4,088
Costs and Expenses:
Real estate - commercial/industrial	3,079	2,660
Real estate - resort/residential	948	991
Farming	2,343	773
Corporate expenses	2,802	2,037

Total expenses	9,172	6,461

Operating income (loss)	13,474	(2,373)
Other Income
Investment income	296	241
Other income	27	11

Total other income	323	252
Income (loss) from operations before equity in losses of unconsolidated joint ventures	13,797	(2,121)
Equity in losses of unconsolidated joint ventures, net	(442)	(232)

Income (loss) before income tax benefit	13,355	(2,353)
Income tax expense (benefit)	4,660	(983)

Net income (loss)	8,695	(1,370)
Net income (loss) attributable to non-controlling interest	(41)	(37)

Net income (loss) attributable to common stockholders	$8,736	$(1,333)

Net income (loss) per share attributable to common stockholders, basic	$0.44	$(0.08)

Net income (loss) per share attributable to common stockholders, diluted	$0.44	$(0.08)

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$29,759	$22,027
Marketable securities - available-for-sale	57,081	48,985
Accounts receivable	6,234	9,812
Inventories	4,598	2,982
Prepaid expenses and other current assets	3,385	5,011

Total current assets	101,057	88,817

Property and equipment - net	119,384	117,275
Investments in unconsolidated joint ventures	48,641	48,302
Long-term water assets	28,622	28,774
Long-term deferred tax assets	4,231	3,985
Other assets	1,284	938

TOTAL ASSETS	$303,219	$288,091

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,523	$2,187
Other accrued liabilities	1,185	1,334
Income taxes payable	4,689	—
Deferred income	709	601
Current portion of long-term debt	36	35

Total current liabilities	9,142	4,157
Long-term debt, less current portion	281	290
Long-term deferred gains	2,248	2,277
Other liabilities	3,309	3,196
Pension liability	1,471	1,519

Total liabilities	16,451	11,439
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock	9,908	9,874
Additional paid-in capital	185,312	183,816
Accumulated other comprehensive loss	(2,300)	(2,191)
Retained earnings	53,951	45,215

Total Tejon Ranch Co. Stockholders’ Equity	246,871	236,714
Non-controlling interest	39,897	39,938

Total equity	286,768	276,652

TOTAL LIABILITIES AND EQUITY	$303,219	$288,091

Balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$8,695	$(1,370)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activies:
Depreciation and amortization	946	566
Equity in losses of unconsolidated joint ventures, net	442	232
Non-cash retirement plan expense	65	200
Amortization of stock compensation expense	1,168	1,073
Gains on sale of easements	(15,750)	—
Deferred income taxes	34	—
Non-cash straight line (income) loss	38	39
Excess tax benefit of stock based compensation	(175)	(243)
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	3,795	1,683
Current liabilities, net	4,554	(1,251)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,812	929
INVESTING ACTIVITIES
Maturities and sales of marketable securities	1,195	7,483
Funds invested in marketable securities	(9,462)	(2,178)
Property and equipment expenditures	(2,602)	(2,554)
Proceeds from sale of easements	15,750	—
Investment in unconsolidated joint ventures	(727)	(1,100)
Investment in pistachio processor	(485)	—
Other	(102)	(100)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,567	1,551
FINANCING ACTIVITIES
Borrowings of short-term debt	—	1,900
Repayments of short-term debt	—	(3,550)
Repayments of long-term debt	(9)	(8)
Proceeds from exercise of stock options	1,174	1,765
Taxes on vested stock grants	(812)	—
Excess tax benefit from stock-based compensation	—	243

NET CASH PROVIDED BY FINANCING ACTIVITIES	353	83
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	7,732	2,563
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,027	683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,759	$3,246

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Accrued capital expenditures included in accounts payable and accrued liabilities	$213	$—

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except shares outstanding)

	TEJON RANCH COMPANY STOCKHOLDERS’ EQUITY
	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tejon Ranch Co.’s Stockholders Equity	Noncontrolling Interest	Total
Balance at January 1, 2010	17,019,428	$8,509	$126,829	$(2,151)	$41,040	$174,227	$40,154	$214,381
Net loss					4,175	4,175	(216)	3,959
Changes in unrealized losses on available-for-sale securities, net of taxes of $1				(2)		(2)		(2)
Benefit plan adjustment net of taxes of $206				(299)		(299)		(299)
SERP liability adjustment, net of taxes of $248				330		330		330
Equity in other comprehensive loss of unconsolidated joint venture, net of taxes of $39				(69)		(69)		(69)

Comprehensive income								3,919

Rights Offering, net expenses	2,608,735	1,306	58,454			59,760		59,760
Exercise of stock options and related tax benefit of $204	78,894	39	1,960			1,999		1,999
Restricted stock issuance	56,131	28	(28)			—		—
Shares withheld for taxes	(15,718)	(8)	(455)			(463)		(463)
Stock compensation			(2,944)			(2,944)		(2,944)

Balance at December 31, 2010	19,747,470	9,874	183,816	(2,191)	45,215	236,714	39,938	276,652
Net income					8,736	8,736	(41)	8,695
Changes in unrealized gains on available-for-sale securities, net of taxes of $20				(29)		(29)		(29)
Benefit plan adjustment net of taxes of $75				(112)		(112)		(112)
Equity in other comprehensive loss of consolidated joint ventures,net of taxes of $22				32		32		32

Comprehensive income								8,586

Exercise of stock options with related tax benefit of $175	52,165	26	1,148			1,174		1,174
Restricted stock issuance	46,238	23	(196)			(173)		(173)
Shares withheld for taxes	(28,998)	(15)	(624)			(639)		(639)
Stock compensation			1,168			1,168		1,168

Balance at March 31, 2011	19,816,875	$9,908	$185,312	$(2,300)	$53,951	$246,871	$39,897	$286,768

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

The periods ending March 31, 2011 and 2010 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential segment and statement of cash flows for the three months ended March 31, 2011 and 2010. The Company’s March 31, 2011 and December 31, 2010 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.

The Company has identified three reportable segments: commercial/industrial real estate development and services, or commercial/industrial real estate, resort/residential real estate development, and farming. Information for the Company’s reported segments is presented in its consolidated statements of operations. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors including pretax results.

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

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income or loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and vesting of stock grants per U.S. generally accepted accounting principles, or GAAP. GAAP also states that a stock rights issue where the exercise price at issuance is less than the fair value of the stock, contains a bonus element and requires that basic and diluted shares be adjusted retroactively for all periods presented in the financial statements. Based on this requirement, and as a result of the stock rights offering conducted in 2010, the number of shares in the table below for March 31, 2010 has been recomputed to reflect the required adjustment factor.

	Three months ended March 31
	2011	2010
Weighted average number of shares outstanding:
Common stock	19,771,573	17,546,158
Commons stock equivalents - stock options, grants	27,246	84,744

Diluted shares outstanding	19,798,819	17,630,902

For the three months March 31, 2010, diluted net loss per share is calculated based on the weighted average number of shares of common stock outstanding and not diluted shares outstanding because of the antidilutive impact of common stock equivalents.

NOTE C – MARKETABLE SECURITIES

The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis.

The following is a summary of available-for-sale securities at March 31, 2011 and December 31, 2010:

(in thousands)	2011		2010
Marketable Securities:	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months	$98	$98	$1,040	$1,034
with unrecognized losses for more than 12 months	100	100	—	—
with unrecognized gains	5,379	5,431	4,338	4,392

Total Certificates of deposit	5,577	5,629	5,378	5,426

US Treasury and agency notes
with unrecognized losses for less than 12 months	16,815	16,717	12,500	12,441
with unrecognized losses for more than 12 months	—	—	124	124
with unrecognized gains	6,777	6,908	7,211	7,342

Total US Treasury and agency notes	23,592	23,625	19,835	19,907

Corporate notes
with unrecognized losses for less than 12 months	5,790	5,740	5,135	5,077
with unrecognized gains	15,000	15,415	12,526	12,952

Total Corporate notes	20,790	21,155	17,661	18,029

Municipal notes with unrecognized losses for less than 12 months	3,688	3,637	2,588	2,543
with unrecognized losses for more than 12 months	116	115	—	—
with unrecognized gains	2,883	2,920	3,038	3,080

Total Municipal notes	6,687	6,672	5,626	5,623

	$56,646	$57,081	$48,500	$48,985

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

At March 31, 2011, the fair market value of investment securities exceeded the cost basis by $435,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at March 31, 2011. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

As of March 31, 2011, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $49,000, which is net of taxes of $29,000.

As of March 31, 2011, the Company’s gross unrealized holding gains equal $635,000 and gross unrealized holding losses equal $200,000. On March 31, 2011, the average maturity of certificates of deposits was 1.78 years, the average maturity of U.S. Treasury and agency securities was 2.66 years, the average maturity of corporate notes was 2.52 years and the average maturity of municipal notes was 2.89 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands)
At March 31, 2011	2011	2012	2013	2014	2015	Total
Certificates of deposit	$2,234	$1,547	$1,168	$385	$100	$5,434
U.S. Treasury and agency notes	3,513	4,734	10,535	2,416	2,341	23,539
Corporate notes	2,577	3,450	9,098	3,284	1,774	20,183
Municipal notes	565	910	2,265	2,710	—	6,450

	$8,889	$10,641	$23,066	$8,795	$4,215	$55,606

(in thousands)
At December 31, 2010	2011	2012	2013	2014	2015	Total
Certificates of deposit	$2,234	$1,547	$1,168	$286	$—	$5,235
U.S. Treasury and agency notes	3,516	4,734	8,535	1,969	980	19,734
Corporate notes	3,203	3,200	7,348	2,804	600	17,155
Municipal notes	930	910	1,750	1,840	—	5,430

	$9,883	$10,391	$18,801	$6,899	$1,580	$47,554

All of our securities are valued using level one indicators. Level one indicators are quoted market prices for the same or equivalent securities. The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

NOTE D – COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2011 are estimated to be $2,000,000 before any potential credits are received, whether or not water is available or is used.

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and the Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 1,728 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for Tejon Ranch Commerce Center, or TRCC,-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $12,670,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $107,000,000 of additional bond debt authorized by TRPFFA.

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

On November 10, 2009, an additional suit was filed in Federal Court by an alleged representative of the Kawaiisu Tribe alleging that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found in favor of the Company. On January 24, 2011, the Company received a ruling by Judge Wanger, of the Federal, District Court, Eastern District of California, which dismissed all claims against the Company, TMV, the County and the federal defendants. However, the Judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint. During April 2011, the plaintiff amended his complaint and refiled a suit against the Company, alleging similar items as in the original suit.

Burrows Lawsuit

On February 10, 2010, an individual and a related limited liability company (collectively “Burrows”) filed a lawsuit in Los Angeles County regarding the allocation of certain water, land and entitlement processing rights as between Burrows, Tejon and Tejon’s partners for the Centennial project in Los Angeles County. The lawsuit was filed against the Company and Centennial Founders, LLC. The lawsuit arises from and relates to a 2006 settlement agreement between Burrows and the Company involving a land swap, water rights and entitlement processing requirements relating to Centennial Founders, LLC and certain properties owned by Burrows in the immediate vicinity of the Centennial Founders, LLC site.

The case is in the discovery stage and is set for trial in the Superior Court of the State of California County of Los Angeles North District, commencing on August 5, 2011. The Company and Centennial Founders LLC are aggressively completing discovery and preparing for trial, using the services of an outside law firm. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the Burrows lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

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

Antelope Valley Groundwater Cases

On November 29, 2004, a complaint was filed asking for the Antelope Valley groundwater basin to be adjudicated by the Los Angeles Superior Court. This complaint sought to have the water rights of all parties overlying the basin, including the Company’s land, be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. The case is currently in the third phase of a multi-phase trial. Therefore, it is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company’s needs will continue to be available for its use regardless of the outcome of this case.

State Water Resources Control Board Lawsuit

On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit claims violations of various paper reporting, operating and UST monitoring prevention laws. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. Counsel for TA and the Company have worked with the

California Attorney General to change the venue of the lawsuit to Merced County, and are also working together to attempt to dismiss the Company and Tejon Industrial Corp., as well as other TA entities, from the lawsuit. A demurrer filed by counsel for TA and the Company was granted, and the California Attorney General has filed an amended complaint to which joint counsel are preparing to respond. Given the preliminary nature of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

Kern County Water Bank Lawsuits

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

NOTE E – INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at March 31, 2011 was $48,641,000. The equity in the losses of the unconsolidated joint ventures was $442,000 for the three months ended March 31, 2011. These joint ventures have not been consolidated as of March 31, 2011, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC - TA/Petro is an unconsolidated joint venture with TTA for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture performs the day-to-day operations at the facility. At March 31, 2011, the Company had an equity investment balance of $9,706,000 in this joint venture.

•

Tejon Mountain Village LLC - Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At March 31, 2011, the Company’s equity investment balance in this joint venture was $33,189,000.

•

Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. At March 31, 2011, the Company’s combined equity investment balance in these two joint ventures was $5,746,000.

•

Centennial Founders LLC - Centennial Founders LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a variable interest entity, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At March

31, 2011 the Company had a 64.6% ownership position in Centennial Founders, LLC.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of March 31, 2011 and December 31, 2010 and condensed statement of operations for the three months ended March 31, 2011 and March 31, 2010 are as follows:

Statement of Operations

for the three months ending March 31, 2011

(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial
Gross revenues	$23,798	$—	$108	$—	$23,906	$—
Net loss	$(400)	$(34)	$(343)	$(25)	$(802)	$(114)
Partner’s share of net loss	$(160)	$(17)	$(171)	$(12)	$(360)	$(41)

Equity in losses of unconsolidated joint venture	$(240)	$(17)	$(172)	$(13)	$(442)	$(73)

Balance Sheet Information as of March 31, 2011
Current assets	$14,019	$89	$342	$226	$14,676	$225
Property and equipment, net	44,346	4,058	17,021	78,171	143,596	62,892
Other assets	202	—	293	—	495	—
Long-term debt	(18,568)	—	(8,625)	—	(27,193)	—
Other liabilities	(3,162)	(79)	(351)	(240)	(3,832)	(1,217)

Net assets	$36,837	$4,068	$8,680	$78,157	$127,742	$61,900

Statement of Operations

for the three months ending March 31, 2010

(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial
Gross revenues	$19,504	$—	$61	$—	$19,565	$50
Net income loss	$(110)	$(1)	$(308)	$(23)	$(442)	$(89)
Partner’s share of net loss	$(44)	$—	$(154)	$(12)	$(210)	$(37)

Equity in losses of unconsolidated joint venture	$(66)	$(1)	$(154)	$(11)	$(232)	$(52)

Balance Sheet Information as of December 31, 2010
Current assets	$13,717	$15	$45	$892	$14,669	$85
Property and equipment, net	44,642	4,022	17,179	77,233	143,076	61,879
Other assets	226	—	302	—	528	1
Long-term debt	(19,287)	—	(8,625)	—	(27,912)	—
Other liabilities	(2,151)	—	(116)	(894)	(3,161)	(1,251)

Net assets	$37,147	$4,037	$8,785	$77,231	$127,200	$60,714

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F - LONG TERM WATER ASSETS

Long term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency as well as an additional 331 acre feet of water in AVEK’s water bank. An additional 14,786 acre feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds State Water Project, or SWP, contracts for 3,444 acre feet of water with the Tulare Water Storage District and The Dudley-Ridge Water Storage District to supply water through 2035. The Company increased its SWP contract holdings in December 2010 with the purchase of 1,993 acre feet of water from a contract holder within the Dudley-Ridge Water Storage District for approximately $11,660,000. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $708,000 per year. Water assets consist of the following at March 31, 2011 and December 31, 2010:

($ in thousands)	March 31, 2011	December 31, 2010
Banked water and water for future delivery	$2,600	$2,600
Transferable water	8,985	8,985
SWP Contracts (net of accumulated amortization of $782,000 and $604,000 at March 31, 2011 and December 2010, respectively)	17,037	17,189

Total long-term assets	$28,622	$28,774

NOTE G – INTEREST RATE RISK MANAGEMENT

At March 31, 2011, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $19,148,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. TA/Petro accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures. As of March 31, 2011, the Company’s portion of the fair value of the interest rate swap was a liability of $317,000.

NOTE H – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through March 31, 2011, the Company has granted options under the plan to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 926,792 have been exercised or forfeited, leaving 202,500 granted options outstanding at March 31, 2011. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted under the 1998 Plan to date are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the adoption of the NDSI Plan through March 31, 2011, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 68,325 options have been exercised or forfeited, leaving 15,193 granted options outstanding at March 31, 2011. Options granted under the NDSI Plan vest one year from the date of grant and have ten year contractual terms. All outstanding options granted under the NDSI plan are currently vested.

There were no options granted in 2011 or 2010 under either the 1998 Plan or the NDSI Plan.

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

Exercise prices for options outstanding under the 1998 Plan and NDSI Plan as of March 31, 2011 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately 2 years. None of the options granted under the 1998 Plan or NDSI Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the three month period ended March 31, 2011:

	2011
	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	269,858	$25.97
Granted	—	—
Exercised	(52,165)	(22.51)
Forfeited/Cancelled		—

Outstanding end of period	217,693	$26.80

Options exercisable end of period	217,693	$26.80

As of March 31, 2011, there was no unrecognized compensation cost related to stock options. No shares vested during the three months ended March 31, 2011, therefore, the fair value of shares vesting was zero. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 were $475,000 and $618,000, respectively. As of March 31, 2011, there were 217,693 options vested and exercisable with a weighted-average exercise price of $26.80, aggregate intrinsic value of $2,163,000, and weighted-average remaining contractual life of approximately 2 years.

NOTE I – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. The Company has issued 129, 864 shares of restricted stock that vest over three and four-year periods of time and of this amount 99,061 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 85,460 for threshold performance, 653,438 shares for target performance, and 964,042 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities. Total grants, including both time based and performance based grants, of 684,241 are outstanding at March 31, 2011. During the quarter ending March 31, 2011, 54,615 shares vested.

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

For the three months ending March 31, 2011 and 2010, there was total expense of $1,231,000 and $992,000, respectively.

Under the NDSI Plan, each non-employee director receives their annual compensation in stock. Under this plan, 54,858 shares of stock have been granted since the plan was adopted in 2004. Total expenses relating to non-employee director stock compensation during the three months ended March 31, 2011 and 2010 was $81,000.

NOTE J – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $650,000 to the plan during 2011.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. At March 31, 2011, the investment mix was approximately 64% equity, 24% debt, and 12% money market funds. At December 31, 2010, the investment mix was approximately 67% equity, 23% debt and 10% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.5% in 2011 and 2010. The expected long-term rate of return on plan assets is 7.5% in 2011 and 2010. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the three months ended March 31, 2011 and 2010:

(In thousands)	2011	2010
Cost components:
Service cost-benefits earned during the period	$(60)	$(45)
Interest cost on projected benefit obligation	(79)	(51)
Expected return on plan assets	86	51
Net amortization and deferral	(47)	(30)

Total net periodic pension cost	$(100)	$(75)

NOTE K – INCOME TAXES

For the three months ended March 31, 2011, the Company incurred income tax expense of $4,660,000 compared to a net income tax benefit of $983,000 for the three months ended March 31, 2010. These represent effective income tax rates of approximately 35% and 42% for the three months ended March 31, 2011 and, 2010, respectively. As of March 31, 2011, our balance sheet reflects an income tax payable of $4,689,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. At March 31, 2011, the Company had made income tax payments of $236,000 for 2011.

NOTE L – SEGMENT REPORTING

The revenue components of our commercial/industrial real estate segment for the three months ending March 31 are as follows:

(In thousands)	2011	2010
Commercial leases	$1,305	$1,354
Oil and mineral royalties	1,857	1,366
Grazing leases	284	259
All other land management ancillary services	840	594

	$4,286	$3,573

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

During the first quarter of 2011, the Company completed the sale of five conservation easements totaling approximately 62,000 acres for $15,750,000. These easements were sold to the Tejon Ranch Conservancy, an independent non-profit organization set up as a part of the 2008 Conservation and Land Use Agreement by the conservation groups that signed the agreement. Funds for the purchase were provided by a grant from the California Wildlife Conservation Board. The Company will retain fee ownership of the 62,000 acres and continue to operate current revenue generating activities farming, cattle grazing, filming, oil and gas and other mineral exploration and production on portions of the acreage. The conservation easements will preclude the Company from pursuing any long term development on the 62,000 acres.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above in the section entitled, “Risk Factors” in this report and our Annual Report on Form 10-K .

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

For the first three months of 2011 we had a net income of $8,695,000 compared to a net loss of $1,370,000 for the first three months of 2010. This improvement is largely the result of the closing of the sales of conservation easements for $15,750,000, higher farming revenues, and higher oil royalties.

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

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 – K for the year ended December 31, 2010. Please refer to that filing for a description of our critical accounting policies.

Results of Operations

Total revenue from segment operations for the first three months of 2011 was $22,646,000 compared to $4,088,000 for the first three months of 2010, representing an increase of $18,558,000, or 454%. Other income, including investment income, was $323,000 for the first three months of 2011 compared to $252,000 for the same period of 2010, representing an increase in other income of $71,000, or 28%. The $18,558,000, or 454%, increase in revenue from segment operations during the first three months of 2011 is primarily attributable to the sale of five conservation easements for $15,750,000, to the Tejon Ranch Conservancy, an independent non-profit organization set up as a part of the 2008 Conservation and Land Use Agreement by the conservation groups that signed the agreement. Funds for the purchase were provided by a grant from the California Wildlife Conservation Board. We also experienced increases in farming revenues of $2,141,000 and commercial/industrial revenues of $713,000.

The resort/residential segment reported revenues of $15,750,000 during the first three months of 2011 compared to $46,000 during the first three months of 2010. The increase is primarily due the sale of the five conservation easements totaling approximately 62,000 acres. The Company will retain fee ownership of the 62,000 acres and continue to operate current revenue generating activities including farming, cattle grazing, filming, oil and gas and other mineral exploration and production on portions of the acreage. The conservation easements will preclude the Company from pursuing any long term development on the 62,000 acres.

Farming revenues increased $2,141,000 in the first three months of 2011 compared to the same period in 2010 due primarily to an increase of $2,158,000 in almond revenues. The increase in almond revenue compared to the prior year is due to higher crop inventory carry-forward at the beginning of 2011 as compared to 2010, as a result of a late harvest of the 2010 almond crop.

Commercial/industrial revenues increased $713,000 in the first three months of 2011 compared to the same period of 2010 primarily due to increased oil royalties of $475,000, and increased land management and ancillary service revenues of $276,000, which were partially offset by declines in cement royalties. Oil royalties improved as they are tied directly to the market price of oil, which has increased compared to the same period of 2010. Continued limited construction activity in California resulted in a decrease in production from mining activities during the first three months of 2011, and resulted in lower mining royalties.

Investment income increased $55,000 during the first three months of 2011 compared to the same period in 2010 due to an increase in average balance of funds invested. We anticipate an increase in our investment income during the remainder of 2011 as the proceeds from our rights offering that was completed in the second quarter of 2010 and generated approximately $60,000,000 in new equity, and the approximately $15,750,000 proceeds from the sale of the conservation easements, are invested in income producing securities.

Net income attributable to common stockholders for the first three months of 2011 was $8,736,000, or $0.44 per share, compared to a net loss attributable to common stockholders of $1,333,000, or $0.08, per share for the same period in 2010. The improvement for the first three months of 2011 is due to the net increase in revenues, as described above, partially offset by a net increase in expenses, as explained below.

Farming expenses increased $1,570,000, or 203%, during the three months of 2011 compared to the first three months of 2010 due to a $1,450,000 increase in cost of sales for prior year crop almonds . The increase in almond cost of sales compared to the prior year is due to higher crop inventory carry-forward at the beginning of 2011 as compared to 2010, as a result of a late harvest of the 2010 almond crop.

Expenses within our commercial/industrial segment increased $419,000, or 16%, during the first three months of 2011 compared to the same period in 2010. This increase is primarily due to a $203,000 increase in fixed water costs, $95,000 increase in licenses and fees related to hunting licensing and projects at TRCC, a $36,000 increase in repairs and maintenance, a $30,000 in professional services at TRCC and a $23,000 increase in fuel expense.

Corporate general and administrative costs increased $765,000, or 38%, during the first three months of 2011 compared to the same period in 2010, primarily due to a $350,000 increase in salaries, stock compensation and related payroll overhead, a $131,000 increase in depreciation expense related to the $11,700,000 water purchase in December 2010, a $103,000 increase in shareholder expense related to the timing of the annual report printing costs, and an increase in professional service fees.

Our joint ventures generated net losses of $442,000 in the first three months of 2011 compared to $232,000 in the first three months of 2010. The increased loss is primarily due to a $174,000 increased loss at our TA/Petro joint venture, as a result of higher operating expenses, partially offset by small increased margins. Fuel revenues increased due to higher gas prices, partially offset by lower volumes. The loss increased at our Rockefeller joint ventures by $35,000 in the first three months of 2010 over the first three months of 2010, as a result of higher operating expenses, partially offset by increased common area maintenance revenue at our Five West Parcel LLC building.

Future activities within the commercial/industrial segment continue to be focused on the marketing and development of commercial/industrial and retail product within TRCC-East and completing the build-out of TRCC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. We continue to focus our marketing efforts for TRCC-East and TRCC-West on the labor and logistical benefits of our site and the success that current tenants and owners within our development have experienced. We believe that in the long-term as California’s population grows we will see increases in industrial activity at TRCC. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size will provide us with a potential marketing advantage in the future. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. In addition, existing available warehouse space has increased in the Inland Empire region of Los Angeles as a result of the contraction in the economy. This excess capacity has adversely impacted our ability to sell or lease our industrial/commercial products and has put tremendous pressure on lease rates. During the first quarter of 2011, vacancy rates began to decline in the Inland Empire but lease rates are continuing to be depressed. We anticipate that excess capacity in the industrial market in the Los Angeles area and the resultant downward pressure on pricing could continue through 2011.

During 2011, we anticipate that our commercial/industrial and resort/residential real estate segments will incur costs, net of amounts capitalized, related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings.

Most of the expenses incurred within our resort/residential segment during the remainder of 2011 will be focused on continued implementation of the Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial Founders, LLC and reacting to the legal challenges against TMV and Centennial Founders, LLC.

We will also continue to evaluate land resources to determine the best uses of our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial and industrial properties.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. While it is still too early in the year to predict with any certainty, we estimate that our 2011 almond crop production will be on par with 2010 production due to what appears to be a good spring growing period. Almond prices, due to the late harvest and reduced inventories, are comparable to 2010 prices and showing some possible improvement. We were still holding 622,000 pounds of almonds in inventory at March 31, 2011. The market value of our remaining 2010 almond inventory exceeds the carrying value of that inventory. Based on the 2010 pistachio production management believes that 2011 production will be significantly lower due to the alternate bearing cycle of pistachios. Pistachio pricing for 2011 has been strong due primarily to no industry inventory being available from the prior year crop. No carry forward inventory combined with improved demand has driven pistachio prices to more than $2.30 per pound.

Our long-term projection is that crop production, especially for almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that underlying demand for product has remained strong both in the United States and in our export markets although the rate of growth slowed in 2010 due to economic factors. However, improved global production and any significant increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, or Annual Report, and under the heading, “Risk Factors” under Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, please refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report.

Income Taxes

Income tax expense totaled $4,660,000 for the first three months of 2011. This is compared to $983,000 of income tax benefit for the same period of 2010. These represent effective income tax rates of approximately 35% and 42% for the three months ended March 31, 2011 and 2010, respectively.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $86,840,000 at March 31, 2011, an increase of $15,828,000, or 22%, from the corresponding amount at the end of 2010. Cash, cash equivalents and marketable securities increased during the first three months of 2011 compared to the first three months of 2010 primarily due to the sale of conservation easements for $15,750,000.

The following table shows our cash flow activities for the three months ended March 31:

(In thousands)	2011	2010
Operating activities	$3,812	$929
Investing activities	$3,567	$1,551
Financing activities	$353	$83

During the first three months of 2011, our operations provided $3,812,000 of cash, primarily from the collection of farming receivables and the positive impact to operating activities of the add back of non-cash expenses. During the first three months of 2010, our operations provided $929,000 of cash as a result of collections of farming receivables which more than offset farming inventory expenditures.

During the first three months of 2011, investing activities provided $3,567,000 of cash primarily as a result of the sale of conservation easements for $15,750,000. The Company will retain fee ownership of the 62,000 acres and continue to operate current revenue generating activities. During the period, we invested $8,267,000 in marketable securities, net of maturities, $2,602,000 in capital expenditures, as described below, $727,000 in our unconsolidated joint ventures and an additional $485,000 investment in Horizon Nut Company, a pistachio processing company. The goal of our investment in Horizon Nut Company is to hedge against projected increasing processing costs. Included in the $2,602,000 capital expenditures during the first three months of 2011 was $1,021,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements. During the first three months of 2010, investing activities provided $1,551,000 of cash, primarily from $5,305,000 provided by maturing and sold marketable securities, net of additional investments. This inflow was partially offset by $2,554,000 of capital investment in and $1,100,000 contributions in the TMV joint venture.

It is anticipated that throughout the remainder of 2011 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our investment requirements over the remainder of 2011 could total approximately $20,000,000. These amounts include contributions to our joint ventures, primarily TMV and Centennial, investments in infrastructure within TRCC-East, and ordinary recurring capital investments within our operating segments. Throughout the remainder of 2011, contributions to joint ventures will be related to the entitlement process for Centennial Founders LLC and permitting and litigation costs for TMV.

During the first three months of 2011, financing activities provided $353,000 in cash, primarily as a result of proceeds from the exercise of stock options, partially offset by payroll taxes on issuance of restricted stock grants. During the first three months of 2010, financing activities provided $83,000 in cash, primarily as a result of proceeds from short-term borrows and the exercise of stock options exceeding the net payments on our line of credit.

At March 31, 2011 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit.

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

Capital Structure and Financial Condition

At March 31, 2011, total capitalization was $286,444,000, consisting of $317,000 of debt and $286,127,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is unchanged when compared to the debt-to-total-capitalization ratio at December 31, 2010.

We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2011, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interests, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At March 31, 2011 our tangible net worth was $286,444,000 and liquid assets were $86,840,000. This line of credit is secured by a portion of our farm acreage.

The outstanding long-term debt, less current portion of $36,000, is $281,000 at March 31, 2011. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the CFD bond debt (described in “Note D - Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report), and the issuance of common stock.

As noted above, at March 31, 2011, we had $86,840,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we may use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. Based on the Company’s current financial position, we believe that we will have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$317	$36	$78	$90	$113
Interest on fixed rate debt	83	20	33	21	9
Tejon Ranch Conservancy	5,080	640	1,030	880	2,530
Cash contract commitments	2,198	2,198	—	—	—

Total contractual obligations	$7,678	$2,894	$1,141	$991	$2,652

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

Our financial obligations to the Tejon Ranch Conservancy, or Conservancy, a California nonprofit public benefit corporation, are prescribed in the Conservation and Land Use Agreement executed in June 2008. Our advances to the Conservancy are dependent on the timing of occurrence of certain events and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021. The obligation shown above is eighty percent of the total required obligations for the next three years and fifty-five percent thereafter. The percentages take into consideration current and anticipated cash funding levels of the Company to TMV and the Centennial Founders, LLC joint ventures, and the anticipated funding levels of our joint venture partners.

As discussed in “Note J – Retirement Plan” in the Notes to Unaudited Consolidated Financial Statements in this report, we have long-term liabilities for employee retirement plans. The payments related to retirement plans are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $650,000 to the pension plan in 2011.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to certain bonds issued by the CFD:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letters of credit	$6,773	$4,584	$2,189	$—	$—

Total other commercial commitments	$6,773	$4,584	$2,189	$—	$—

The standby letters of credit described above are related to the issuance of CFD bonds by TRPFFA. The standby letters of credit, requested by TRPFFA, are in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for the letters of credit is approximately $100,000. The letters of credit will not be drawn upon unless we, as the largest landowner in each CFD, fail to make its property tax payments. The letters of credit are for two-year periods of time and will be renewed in two-year intervals as necessary. We anticipate renewing the letters of credit because we continue to be the largest landowner within the development.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade rating from Moody’s or Standard and Poor’s. See “Note C - Marketable Securities” in the Notes to Unaudited Consolidated Financial Statements in this report.

Our line-of-credit currently has no outstanding balance. The interest rate on our new line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $317,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At March 31, 2011, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $19,148,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is

6.05%. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income. At March 31, 2011, the Company’s share of the loss in the interest rate swap is $317,000.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At March 31, 2011

(In thousands)

	2011	2012	2013	2014	Thereafter	Total	Fair Value at 3/31/2011
Assets:
Marketable securities	$8,956	$10,710	$23,617	$9,066	$4,297	$56,646	$57,081
Weighted average interest rate	2.10%	2.80%	1.99%	1.92%	2.13%	2.16%

Liabilities
Long-term debt	$26	$37	$40	$43	$171	$317	$317
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate

Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2010

(In thousands)

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value 12/31/2010
Assets:
Marketable securities	$9,979	$10,454	$19,322	$7,151	$1,594	$—	$48,500	$48,985
Weighted average interest rate	2.37%	2.84%	2.12%	1.93%	2.15%	—	2.30%

Liabilities:
Long-term debt	$35	$37	$40	$43	$46	$124	$325	$325
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

In comparison to the prior year, our risk with regard to fluctuations in interest rates related to the use of debt has decreased because of no outstanding balance on our line of credit. Our risk with regard to fluctuations in interest rates has increased slightly related to marketable securities since these balances have increased compared to the prior year. There was no change in interest rate risk related to our long-term indebtedness.

Commodity Price Exposure

As of March 31, 2011, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2011 and 2010 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at March 31, 2011, $5,074,000 is at risk to changing prices. Of the amount at risk to changing prices, $3,810,000 is attributable to pistachios, and $1,264,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2010 was $8,186,000. Of the December 31, 2010 amount at risk to changing prices, $6,543,000 is related to pistachios and $1,643,000 is related to almonds.

The price estimated for recording accounts receivable for almonds recorded at March 31, 2011 was $1.75 per pound, as compared to $1.76 per pound at December 31, 2010. For each $.01 change in the price of almonds, our receivable for almonds increases or decreases by $6,800. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.29 to $2.35. With respect to pistachios, the price estimated for recording the receivable was $2.45 per pound. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $15,600. The range of final prices over the last three years for pistachios has ranged from $1.77 to $2.45 per pound.

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

TEJON RANCH CO.
(The Company)

May 06, 2011	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Senior Vice President, Chief Financial Officer