Form 10-Q
period 2011-09-30
TEJON RANCH CO
filed 2011-11-07
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of the Company’s outstanding shares of Common Stock on November 1, 2011 was 19,975,706.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues:
Real estate - commercial/industrial	$5,760	$3,853	$15,152	$11,497
Real estate - resort/residential	88	228	15,966	278
Farming	8,917	12,198	12,165	12,855

Total revenues	14,765	16,279	43,283	24,630
Costs and Expenses:
Real estate - commercial/industrial	3,249	2,205	9,435	7,692
Real estate - resort/residential	1,001	23	2,878	2,150
Farming	4,825	4,058	8,015	5,549
Corporate expenses	2,655	(2,036)	8,253	2,086

Total expenses	11,730	4,250	28,581	17,477

Operating income	3,035	12,029	14,702	7,153
Other Income (Expense)
Investment income	317	246	927	708
Interest expense	—	(7)	—	(77)
Other income	17	8	77	34

Total other income	334	247	1,004	665

Income from operations before equity in earnings of unconsolidated joint ventures	3,369	12,276	15,706	7,818
Equity in earnings of unconsolidated joint ventures, net	613	647	583	660

Income before income tax expense	3,982	12,923	16,289	8,478
Income tax expense	1,442	5,071	5,710	3,233

Net income	2,540	7,852	10,579	5,245
Net income (loss) attributable to non-controlling interest	(18)	2	(77)	(123)

Net income attributable to common stockholders	$2,558	$7,850	$10,656	$5,368

Net income per share attributable to common stockholders, basic	0.13	$0.40	0.54	$0.30

Net income per share attributable to common stockholders, diluted	0.13	$0.40	0.54	$0.30

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$16,143	$22,027
Marketable securities - available-for-sale	67,527	48,985
Accounts receivable	8,971	9,812
Inventories	5,267	2,982
Prepaid expenses and other current assets	3,361	5,011

Total current assets	101,269	88,817

Property and equipment - net of depreciation	125,211	117,275
Investments in unconsolidated joint ventures	51,321	48,302
Long-term water assets	28,695	28,774
Long-term deferred tax assets	4,307	3,985
Other assets	893	938

TOTAL ASSETS	$311,696	$288,091

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,030	$2,187
Other accrued liabilities	1,847	1,334
Income taxes payable	2,072	—
Deferred income	2,144	601
Current portion of long-term debt	36	35

Total current liabilities	9,129	4,157
Long-term debt, less current portion	262	290
Long-term deferred gains	2,248	2,277
Other liabilities	3,534	3,196
Pension liability	1,251	1,519

Total liabilities	16,424	11,439

Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000 Issued and outstanding shares -19,973,926 at September 30, 2011 and 19,747,470 at December 31, 2010	9,987	9,874
Additional paid-in capital	191,979	183,816
Accumulated other comprehensive loss	(2,426)	(2,191)
Retained earnings	55,871	45,215

Total Tejon Ranch Co. Stockholders’ Equity	255,411	236,714
Non-controlling interest	39,861	39,938

Total equity	295,272	276,652

TOTAL LIABILITIES AND EQUITY	$311,696	$288,091

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2011	2010
OPERATING ACTIVITIES
Net income	$10,579	$5,245
Adjustments to reconcile net income to net cash provided by operating activies:
Depreciation and amortization	3,066	1,846
Equity in earnings of unconsolidated joint ventures, net	(583)	(660)
Non-cash retirement plan expense	70	600
Amortization of stock compensation expense	3,846	(4,583)
Gains on sale of easements	(15,730)	—
Deferred income taxes	(144)	773
Non-cash straight line loss	98	116
Excess tax benefit of stock based compensation	—	(243)
Distribution of earnings from unconsolidated joint ventures	—	1,440
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	439	(6,024)
Current liabilities, net	4,102	1,335

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,743	(155)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	9,768	13,447
Funds invested in marketable securities	(28,739)	(23,726)
Property and equipment expenditures	(9,509)	(10,279)
Investment in long-term water assets		(323)
Proceeds from sale of easements	15,750	—
Investment in unconsolidated joint ventures	(2,282)	(3,424)
Distribution of equity from unconsolidated joint venture	—	4,100
Investment in pistachio processor	(485)	—
Reimbursement proceeds from community facilities district	—	10,860
Other	(532)	(460)

NET CASH USED IN INVESTING ACTIVITIES	(16,029)	(9,805)
FINANCING ACTIVITIES
Borrowings of short-term debt	—	6,850
Repayments of short-term debt	—	(16,400)
Repayments of long-term debt	(28)	(25)
Proceeds from exercise of stock options	5,242	2,008
Taxes on vested stock grants	(812)	(354)
Net proceeds from rights offering	—	59,760

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,402	51,839
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(5,884)	41,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,027	683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,143	$42,562

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except shares outstanding)

	TEJON RANCH COMPANY STOCKHOLDERS’ EQUITY
	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tejon Ranch Co.’s Stockholders Equity	Noncontrolling Interest	Total
Balance at January 1, 2010	17,019,428	$8,509	$126,829	$(2,151)	$41,040	$174,227	$40,154	$214,381
Net loss					4,175	4,175	(216)	3,959
Changes in unrealized losses on available-for-sale securities, net of taxes of $1				(2)		(2)		— — (2)
Benefit plan adjustment net of taxes of $206				(299)		(299)		— (299)
SERP liability adjustment, net of taxes of $248				330		330		— 330
Equity in other comprehensive loss of unconsolidated joint venture, net of taxes of $39				(69)		(69)		— — (69)

Comprehensive income								3,919

Rights Offering, net expenses	2,608,735	1,306	58,454			59,760		59,760
Exercise of stock options and related tax benefit of $204	78,894	39	1,960			1,999		— 1,999
Restricted stock issuance	56,131	28	(28)			—		—
Shares withheld for taxes	(15,718)	(8)	(455)			(463)		(463)
Stock compensation			(2,944)			(2,944)		(2,944)

Balance at December 31, 2010	19,747,470	9,874	183,816	(2,191)	45,215	236,714	39,938	276,652
Net income					10,656	10,656	(77)	10,579
Changes in unrealized gains on available-for-sale securities, net of taxes of $5				9		9		— — 9
Benefit plan adjustment net of taxes of $150				(336)		(336)		— (336)
Equity in other comprehensive loss of consolidated joint ventures, net of taxes of $36				92		92		— — 92

Comprehensive income						—		10,344

Exercise of stock options with related tax benefit of $651	205,165	103	5,139			5,242		— 5,242
Receivable of stock option proceeds from employees	—	—	—			—		— —
Restricted stock issuance	50,289	25	(25)			—		—
Shares withheld for taxes	(28,998)	(15)	(797)			(812)		(812)
Stock compensation	—	—	3,846			3,846		3,846

Balance at September 30, 2011	19,973,926	$9,987	$191,979	$(2,426)	$55,871	$255,411	$39,861	$295,272

See Notes to Unaudited Consolidated Financial Statements.

TEJON RANCH CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The periods ending September 30, 2011 and 2010 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential segment and statement of cash flows. The Company’s Septemeber 30, 2011 and December 31, 2010 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.

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

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Weighted average number of shares outstanding:
Common stock	19,973,160	19,731,967	19,862,355	18,104,589
Common stock equivalents - stock options, grants	20,740	43,243	35,117	59,090

Diluted shares outstanding	19,993,900	19,775,210	19,897,472	18,163,679

NOTE C – MARKETABLE SECURITIES

The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis.

The following is a summary of available-for-sale securities at September 30, 2011 and December 31, 2010:

($ in thousands)	2011		2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
Certificates of deposit
with unrecognized losses for less than 12 months	$1,186	$1,177	$1,040	$1,034
with unrecognized losses for more than 12 months	$100	$100	$—	$—
with unrecognized gains	6,017	6,066	4,338	4,392

Total Certificates of deposit	7,303	7,343	5,378	5,426

US Treasury and agency notes
with unrecognized losses for less than 12 months	811	811	12,500	12,441
with unrecognized losses for more than 12 months	1,006	1,006	124	124
with unrecognized gains	21,303	21,446	7,211	7,342

Total US Treasury and agency notes	23,120	23,263	19,835	19,907

Corporate notes
with unrecognized losses for less than 12 months	9,674	9,513	5,135	5,077
with unrecognized losses for more than 12 months	525	512	—	—
with unrecognized gains	17,740	18,081	12,526	12,952

Total Corporate notes	27,939	28,106	17,661	18,029

Municipal notes
with unrecognized losses for less than 12 months	1,936	1,920	2,588	2,543
with unrecognized losses for more than 12 months	133	129	—	—
with unrecognized gains	6,597	6,766	3,038	3,080

Total Municipal notes	8,666	8,815	5,626	5,623

	$67,028	$67,527	$48,500	$48,985

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

At September 30, 2011, the fair market value of investment securities exceeded the cost basis by $499,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at September 30, 2011. The Company has determined that any unrealized losses in the portfolio are temporary as of September 30, 2011. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

As of September 30, 2011, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $14,000, which includes estimated taxes of $5,000.

As of September 30, 2011, the Company’s gross unrealized holding gains equal $700,000 and gross unrealized holding losses equal $201,000. On September 30, 2011, the average maturity of certificates of deposits was 2.38 years, the average maturity of U.S. Treasury and agency securities was 2.24 years, the average maturity of corporate notes was 2.61 years and the average maturity of municipal notes was 2.80 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands)
At September 30, 2011	2011	2012	2013	2014	2015	Total
Certificates of deposit	$1,634	$1,536	$1,168	$982	$1,784	$7,104
U.S. Treasury and agency notes	3,248	4,734	9,785	3,701	1,538	$23,006
Corporate notes	1,062	3,450	10,440	8,423	3,684	$27,059
Municipal notes	350	910	2,505	3,945	725	$8,435

	$6,294	$10,630	$23,898	$17,051	$7,731	$65,604

(in thousands)
At December 31, 2010	2011	2012	2013	2014	2015	Total
Certificates of deposit	$2,234	$1,547	$1,168	$286	$—	$5,235
U.S. Treasury and agency notes	3,516	4,734	8,535	1,969	980	19,734
Corporate notes	3,203	3,200	7,348	2,804	600	17,155
Municipal notes	930	910	1,750	1,840	—	5,430

	$9,883	$10,391	$18,801	$6,899	$1,580	$47,554

All of our securities are valued using level one indicators. Level one indicators are quoted market prices for the same or equivalent securities. The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

NOTE D – COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated future minimum annual payments are $2,000,000 before any potential credits are received, whether or not water is available or is used.

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

On November 5, 2010, Kern County Superior Court Judge Kenneth Twisselman ruled in favor of the County, the Company, and its development partner DMB Associates, Inc., when he found that the County had properly analyzed and evaluated the environmental effects of TMV. In his ruling, Judge Twisselman rejected claims made by the above listed plaintiffs. On February 8, 2011, CBD appealed the Court’s decision. On June 17, 2011, CBD filed its appeal documents for the court’s review. Our response to the plaintiffs’ documents was filed August 16, 2011. CBD filed its final reply brief with the court on September 20, 2011. A hearing date will not be set until the court has had the opportunity to review the briefs. It is anticipated that the hearing date will be in early 2012.

On November 10, 2009, an additional suit was filed in federal court by an alleged representative of the Kawaiisu Tribe alleging that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found in favor of the Company. On January 24, 2011, the Company received a ruling by Judge Wanger, of the Federal, District Court, Eastern District of California, which dismissed all claims against the Company, TMV, the County and the federal defendants. However, the Judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint. During April 2011, the plaintiff amended his complaint and refiled a suit against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July 2011 related to the amended complaint. The August 29, 2011 hearing date was postponed while the court reviewed the new materials. We are currently waiting for a new court date as the judge assigned to the case announced his retirement.

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

Antelope Valley Groundwater Cases

On November 29, 2004, a complaint was filed asking for the Antelope Valley groundwater basin to be adjudicated by the Los Angeles County Superior Court. This complaint sought to have the water rights of all parties overlying the basin, including the Company’s land, be fixed based on various principles of water law and on negotiations among the principal parties or groups of water users. The case has completed three phases of a multi-phase trail. Upon completion of the third phase the court issued a ruling that concluded the groundwater basin is in an overdraft position and established a total sustainable yield. The court is currently encouraging mediation sessions to try to settle remaining regional issues, such as groundwater pumping allocations and appointment of a water master. It is too early to ascertain what effect, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company’s needs will continue to be available for its use regardless of the outcome of this case.

State Water Resources Control Board Lawsuit

On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit claims violations of various paper reporting, operating and UST monitoring prevention laws. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. Counsel for TA and the Company have worked with the California Attorney General to change the venue of the lawsuit to Merced County, and are also working together to attempt to dismiss the Company and Tejon Industrial Corporation, as well as other TA entities, from the lawsuit. On September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the law suit. Given the early stages of this lawsuit, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit as it relates to the TA/Petro joint venture. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

Kern County Water Bank Lawsuits

On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original EIR for the Monterey Amendments was determined to be insufficient in a lawsuit, and the current lawsuit challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other legal allegations, the current lawsuit challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to various Kern County interests, including TCWD which has a 2% interest in the KWB. A parallel lawsuit was also filed against Kern County Water Agency, also naming the Company and TCWD as real parties in interest. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is considering a dismissal of the Company from these lawsuits. Given the early stage of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

NOTE E – INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at September 30, 2011 was $51,321,000. The equity in the income of the unconsolidated joint ventures was $583,000 for the nine months ended September 30, 2011. The unconsolidated joint ventures have not been consolidated as of September 30, 2011, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC - TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture performs the day-to-day operations at the facility. At September 30, 2011, the Company had an equity investment balance of $11,198,000 in this joint venture.

•

Tejon Mountain Village LLC - Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At September 30, 2011, the Company’s equity investment balance in this joint venture was $34,679,000.

•

Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. At September 30, 2011, the Company’s combined equity investment balance in these two joint ventures was $5,444,000.

•

Centennial Founders, LLC - Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a variable interest entity, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At September 30, 2011 the Company had a 67.18% ownership position in Centennial Founders, LLC.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of September 30, 2011 and December 31, 2010 and condensed statements of operations for the nine months ended September 30, 2011 and September 30, 2010 are as follows:

Statement of Operations

for the nine months ending September 30, 2011

(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial
Gross revenues	$86,712	$—	$376	$—	$87,088	$216

Net income (loss)	$1,917	$(79)	$(1,016)	$(40)	$782	$(221)

Partner’s share of net loss	$767	$(40)	$(508)	$(20)	$199	$(77)

Equity in income (losses)	$1,150	$(39)	$(508)	$(20)	$583	$(144)

Balance Sheet Information as of September 30, 2011
Current assets	$16,047	$8	$98	$449	$16,602	$511
Property and equipment, net	44,134	4,129	16,667	81,207	146,137	66,412
Other assets	158	—	340	—	498	—
Long-term debt	(18,370)	—	(8,625)	—	(26,995)	(1,305)
Other liabilities	(2,646)	(43)	(176)	(520)	(3,385)	—

Net assets	$39,323	$4,094	$8,304	$81,136	$132,857	$65,618

Statement of Operations

for the nine months ending September 30, 2010

(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial
Gross revenues	$66,700	$—	$279	$—	$66,979	$276

Net income (loss)	$1,894	$(6)	$(886)	$(62)	$940	$(306)

Partner’s share of net loss	$757	$(3)	$(443)	$(31)	$280	$(124)

Equity in income (losses)	$1,137	$(3)	$(443)	$(31)	$660	$(182)

Balance Sheet Information as of December 31, 2010
Current assets	$13,717	$15	$45	$892	$14,669	$85
Property and equipment, net	44,642	4,022	17,179	77,233	143,076	61,879
Other assets	226	—	302	—	528	1
Long-term debt	(19,287)	—	(8,625)	—	(27,912)	—
Other liabilities	(2,151)	—	(116)	(894)	(3,161)	(1,251)

Net assets	$37,147	$4,037	$8,785	$77,231	$127,200	$60,714

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F - LONG TERM WATER ASSETS

Long term assets consist of water and water contracts held for future use or sale. 6,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency, or AVEK as well as an additional 331 acre feet of water in AVEK’s water bank. An additional 14,786 acre feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds State Water Project, or SWP, contracts for 3,444 acre feet of water with the Tulare Water Storage District and the Dudley-Ridge Water Storage District to supply water through 2035. The Company increased its SWP contract holdings in December 2010 with the purchase of 1,993 acre feet of water from a contract holder within the Dudley-Ridge Water Storage District for approximately $11,660,000. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $708,000 per year. Water assets consist of the following at September 30, 2011 and December 31, 2010:

($ in thousands)	September 30, 2011	December 31, 2010
Banked water and water for future delivery	$3,023	$2,600
Transferable water	8,985	8,985
SWP Contracts (net of accumulated amortization of $1,139,000 and $604,000 at September 30, 2011 and December 2010, respectively)	16,687	17,189

Total long-term assets	$28,695	$28,774

NOTE G – INTEREST RATE RISK MANAGEMENT

At September 30, 2011, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $18,865,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. TA/Petro accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures. As of September 30, 2011, the Company’s portion of the fair value of the interest rate swap was a liability of $215,000 and the Company recognized $92,000, net of $36,000 in taxes, as other comprehensive income for the nine months ending September 30, 2011.

NOTE H – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through September 30, 2011, the Company has granted options under the plan to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 1,077,792 have been exercised or forfeited, leaving 51,500 granted options outstanding at September 30, 2011. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted under the 1998 Plan to date are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the adoption of the NDSI Plan through September 30, 2011, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 68,325 options have been exercised or forfeited, leaving 15,193 granted options outstanding at September 30, 2011. Options granted under the NDSI Plan vest one year from the date of grant and have ten year contractual terms. All outstanding options granted under the NDSI plan are currently vested.

There were no options granted in 2011 or 2010 under either the 1998 Plan or the NDSI Plan.

Exercise prices for options outstanding under the 1998 Plan and NDSI Plan as of September 30, 2011 ranged from $20.32 to $27.90. The weighted-average remaining contractual life of those options is approximately 1.18 years. None of the options granted under the 1998 Plan or NDSI Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2011:

	2011
	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	271,858	$25.18
Granted	—	—
Exercised	(205,165)	25.55
Forfeited/Cancelled	—	—

Outstanding end of period	66,693	$27.32

Options exercisable end of period	66,693	$27.32

As of September 30, 2011, there was no unrecognized compensation cost related to stock options. No shares vested during the nine months ended September 30, 2011, therefore, the fair value of shares vesting was zero. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 were $1,628,000 and $618,000, respectively. As of September 30, 2011, there were 66,693 options vested and exercisable with a weighted-average exercise price of $27.32, aggregate intrinsic value of $0, and weighted-average remaining contractual life of approximately 1.18 years.

NOTE I – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. The Company has issued 129,864 shares of restricted stock that vest over three and four-year periods of time and of this amount 99,061 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 98,814 for threshold performance, 680,146 shares for target performance, and 1,004,105 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities. Total grants, including both time based and performance based grants, of 710,949 were outstanding at September 30, 2011. During the nine months ending September 30, 2011, 44,130 shares of employee grants vested.

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

For the nine months ending September 30, 2011 there was expense relating to employee stock compensation of $3,603,000. For the nine months ending September 30, 2010, there was a net reversal of expense of $4,827,000. This net reversal was related to the modification of performance milestone stock grants, which has been more formally discussed in our 2010 Form 10-K.

Under the NDSI Plan, each non-employee director receives his or her annual compensation in stock. Under this plan, 69,556 shares of stock have been granted since the plan was adopted in 2004. During 2011, 6,159 shares vested. Total expenses relating to non-employee director stock compensation during the nine months ended September 30, 2011 and 2010 was $243,000.

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

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At September 30, 2011, the investment mix was approximately 63% equity, 27% debt, and 10% money market funds. At December 31, 2010, the investment mix was approximately 67% equity, 23% debt and

10% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.5% in 2011 and 2010. The expected long-term rate of return on plan assets is 7.5% in 2011 and 2010. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the nine months ended September 30, 2011 and 2010:

(In thousands)	2011	2010
Cost components:
Service cost-benefits earned during the period	$(180)	$(155)
Interest cost on projected benefit obligation	(237)	(180)
Expected return on plan assets	258	179
Net amortization and deferral	(141)	(107)

Total net periodic pension cost	$(300)	$(263)

NOTE K – INCOME TAXES

For the nine months ended September 30, 2011, the Company incurred income tax expense of $5,710,000 compared to a net income tax expense of $3,233,000 for the six months ended September30, 2010. These represent effective income tax rates of approximately 35% and 38% for the nine months ended September 30, 2011 and, 2010, respectively. The decline in the effective tax rate is primarily due to the Company benefiting from permanent tax differences such as depletion allowances primarily due to increased oil production and oil prices. As of September 30, 2011, our balance sheet reflects an income tax payable of $2,072,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. At September 30, 2011, the Company had made income tax payments of $3,901,000 for 2011. During 2011, the Company also received $1,598,000 in tax refunds related to prior year taxes paid due to the use of prior year net operating losses.

NOTE L – SEGMENT REPORTING

The revenue components of our commercial/industrial real estate segment for the nine months ending September 30 are as follows:

(In thousands)	2011	2010
Commercial leases	$4,129	$4,185
Oil and mineral royalties	7,820	4,120
Grazing leases	841	837
All other land management ancillary services	2,362	2,355

	$15,152	$11,497

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

Resort/residential land development segment produces revenues from farming activities within the Centennial Founders, LLC and is actively involved in the land entitlement and pre-development process. The farming segment produces revenues from the sale of wine grapes, almonds and pistachios.

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

For the first nine months of 2011 we had net income of $10,579,000 compared to net income of $5,245,000 for the first nine months of 2010. This improvement is largely the result of the sale of conservation easements for $15,750,000, and higher oil royalties. These 2011 improvements were partially offset by the reversal of stock compensation expense of $6,327,000 during the third quarter of 2010.

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

Results of Operations

Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010

Total revenue from segment operations for the first nine months of 2011 was $43,283,000 compared to $24,630,000 for the first nine months of 2010, representing an increase of $18,653,000, or 76%. Other income, including investment income, was $1,004,000 for the first nine months of 2011 compared to $665,000 for the same period of 2010, representing an increase in other income of $339,000, or 51%.

Commercial/industrial segment revenues increased $3,655,000 in the first nine months of 2011 compared to the same period of 2010 primarily due to increased oil royalties of $3,700,000. All other services were in line with the 2010 nine-month period. Oil royalties improved as they are tied directly to the market price of oil, which has increased 39% compared to the same period of 2010. We continue to see increased interest in our exploration activities on our lands and have seen two new wells drilled during October 2011. This increase in activity does not mean there will be any increase in royalty revenue because new sources of oil may not be found. Continued limited construction activity in California resulted in a decrease in production and royalties from the National Cement lease.

The resort/residential segment reported revenues of $15,966,000 during the first nine months of 2011 compared to $278,000 during the first nine months of 2010. The increase is primarily due to the sale of five conservation easements totaling approximately 62,000 acres for $15,750,000 to the Tejon Ranch Conservancy, an independent non-profit organization set up as a part of the 2008 Conservation and Land Use Agreement by the conservation groups that signed the agreement. The Company will retain fee ownership of the 62,000 acres and continue to operate current revenue generating activities including farming, cattle grazing, filming, oil and gas and other mineral exploration and production on portions of the acreage. The conservation easements will preclude the Company from pursuing any long term development on the 62,000 acres. Funds for the purchase were provided by a grant from the California Wildlife Conservation Board.

Farming revenues decreased $690,000 in the first nine months of 2011 compared to the same period in 2010 due primarily to a decrease of $3,306,000 in pistachio revenue. Pistachio production was 23% lower than the 2010 record crop. The lower pistachio production was expected given the alternating on/off year cycles of this crop. The decrease in pistachio revenues was partially offset by an increase of $2,385,000 in almond revenue compared to the prior year due to higher crop inventory carry-forward at the beginning of 2011 as compared to 2010, as a result of the late harvest for the 2010 almond crop. Wine grape revenues were $206,000 higher compared to the same period in 2010 due to slightly higher production for grapes harvested. As of September 30, 2011, the almond and remaining wine grape crop harvests have not been completed.

Investment income increased $219,000 during the first nine months of 2011 compared to the same period in 2010 due to an increase in the average balance of funds invested. We anticipate a continued increase in our investment income during the remainder of 2011 compared to 2010, due to a continuing increase in average funds invested.

Net income attributable to common stockholders for the first nine months of 2011 was $10,656,000, or $0.54 per share, compared to net income attributable to common stockholders of $5,368,000, or $0.30 per share, for the same period in 2010. The improvement for the first nine months of 2011 is due to the net increase in revenues, as described above, partially offset by a net increase in expenses, as explained below.

Expenses within our commercial/industrial segment increased $1,743,000, or 23%, during the first nine months of 2011 compared to the same period in 2010. This increase is primarily due to a $1,000,000 increase in stock compensation expense compared to the reversal of such expense in 2010. Other increases include a $336,000 increase in fixed water costs and a $431,000 increase in land management ancillary costs.

Expenses within our resort/residential segment increased $728,000, or 34%, during the first nine months of 2011 compared to the same period in 2010. This increase is primarily due to a $1,313,000 increase in stock compensation expense related to the reversal of such expense in 2010. The increase is partially offset by a $184,000 decrease in Centennial operating expenses and a $167,000 decrease in professional services related to the implementation of the Conservation and Land Use Agreement entered into in 2008.

Farming expenses increased $2,466,000, or 44%, during the first nine months of 2011 compared to the first nine months of 2010 due to a $1,638,000 increase in cost of sales for the prior year almond crop is due to higher crop inventory carry-forward at the beginning of 2011 as compared to 2010, as a result of the late harvest of the 2010 almond crop. Additionally, there was a $756,000 increase in compensation primarily due to the reversal of stock compensation expense during the same period in 2010.

Corporate general and administrative costs increased $6,167,000, or 296%, during the first nine months of 2011 compared to the same period in 2010, primarily due to a $5,290,000 increase in compensation costs related to the reversal of stock compensation expense in the 2010 period. Other increases include a $368,000 increase in depreciation expense related to the $11,700,000 water purchase in December 2010. The remaining increase is mainly due to increases in marketing, professional service fees, and various on-going information technology projects.

Our unconsolidated joint ventures generated net income of $583,000 in the first nine months of 2011 compared to net income of $660,000 in the first nine months of 2010. The decrease in income is primarily due to a $102,000 increased loss at our Rockefeller joint ventures in the first nine months of 2011 over the first nine months of 2010, as a result of higher operating costs and interest expense. This decrease is partially offset by $14,000 of higher income from our Petro joint venture and $11,000 lower loss at our TMV joint venture.

Comparison of three months ended September 30, 2011 to three months ended September 30, 2010

Total revenues for the third quarter of 2011, were $14,765,000 compared to $16,279,000 for the third quarter of 2010. This decrease of $1,514,000, or 9%, in total revenues is primarily attributable to a $3,281,000 decline in farming revenues partially offset by a $1,907,000 improvement in commercial/industrial revenues.

The commercial/industrial segment increase in revenues during the third quarter of 2011 is primarily due to a $1,935,000 increase in oil royalties, as the average price of oil increased 42% and production increased 69%. Commercial/industrial expenses increased by $1,044,000, or 47%, primarily due to a $1,010,000 increase in compensation mainly due to the reversal of stock compensation expense during the 2010 third quarter.

The Resort/Residential segment expenses increased $978,000 due to a $1,341,000 increase in compensation expense related to the reversal of stock compensation expense during the third quarter of 2010. This increase was partially offset by $127,000 in lower professional fees and $120,000 in lower alfalfa crop costs at the Centennial project compared to the 2010 third quarter.

Farming revenues decreased $3,281,000 during the third quarter of 2011 compared to the third quarter of 2010, primarily due to a $3,386,000 decrease in pistachio revenue resulting from a 23% decline in production during 2011. Almond revenue decreased $142,000 during the third quarter of 2011 compared to the same period in 2010 due to the timing of 2011 almond sales because of the late 2011 harvest. These decreases were partially offset by $224,000 higher wine grape revenue during the same period due to an increase in production when compared to the prior year. As of September 30, 2011, the almond and wine grape crop harvests were not fully completed.

Farming expenses increased $767,000, or 19%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to a $575,000 increase in stock compensation expense due to the reversal of such expense during the same period in 2010.

Corporate expenses increased by $4,691,000, during the third quarter of 2011 compared to the third quarter of 2010, largely due to a $4,803,000 increase in stock compensation costs related to the reversal of stock compensation expense during the 2010 third quarter. Additionally, we experienced increases in depreciation due to the amortization of water contracts associated with the $11,700,000 water purchase in the fourth quarter of 2010 and increased professional fees related to various information technology projects.

Corporate investment income grew $71,000 during the third quarter of 2011 compared to the third quarter of 2010 due to higher average investment balances offsetting lower interest rates on investments.

Future activities within the commercial/industrial segment continue to be focused on the marketing and development of commercial/industrial and retail product within TRCC-East and completing the build-out of TRCC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. We continue to focus our marketing efforts for TRCC-East and TRCC-West on the labor and logistical benefits of our site and the success that current tenants and owners within our development have experienced. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are becoming difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size can provide us with a potential marketing advantage in the future. A potential disadvantage to our development strategy is our distance from the

Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. During 2011, vacancy rates have declined in the Inland Empire region of Los Angeles, a large industrial area within Los Angeles. Lease rates however, continue to be depressed when compared to lease rates prior to the economic recession.

During the remainder of 2011, we anticipate that our commercial/industrial and resort/residential real estate segments will incur costs, net of amounts capitalized, related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings.

Most of the expenses incurred within our resort/residential segment during the remainder of 2011 will be focused on the ongoing implementation of the Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial Founders, LLC and reacting to the legal challenges against TMV.

We will also continue to evaluate land resources to determine the best uses of our land holdings. Future sales of land are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of residential communities and commercial and industrial properties.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. While it is still too early in the year to predict with any certainty, we estimate that our 2011 almond crop production will be on par with 2010 production based on early returns from current harvest activities. Almond prices, due to the late 2010 harvest and reduced inventories, are comparable to 2010 prices and showing some possible improvement. We were still holding 50,000 pounds of almonds in inventory at September 30, 2011. The market value of our remaining 2010 almond inventory exceeds the carrying value of that inventory.

Our long-term projection is that crop production, especially for almonds and pistachios will increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not continue to keep pace with production. A positive factor for the almond industry is that underlying demand for product has remained strong both in the United States and in our export markets although the rate of growth slowed in 2010 due to economic factors. However, improved global production and any significant increase in the value of the dollar could negatively impact exports and decrease the current pricing for almonds.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, or Annual Report, and, to “Risk Factors” under Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, please refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report.

Income Taxes

Income tax expense totaled $5,710,000 for the first nine months of 2011. This is compared to $3,233,000 of income tax expense for the same period of 2010. These represent effective income tax rates of approximately 35% and 38% for the nine months ended September 30, 2011 and 2010, respectively. The decline in the effective tax rate is primarily due to the Company benefiting from permanent tax differences, such as depletion allowances created primarily due to increased oil production and oil royalties.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $83,670,000 at September 30, 2011, an increase of $12,658,000, or 27%, from the corresponding amount at the end of 2010. Cash, cash equivalents and marketable securities increased during the first nine months of 2011 compared to the first nine months of 2010 primarily due to the sale of conservation easements for $15,750,000.

The following table shows our cash flow activities for the nine months ended September 30:

(In thousands)	2011	2010
Operating activities	$5,743	$(155)
Investing activities	$(16,029)	$(9,805)
Financing activities	$4,402	$51,839

During the first nine months of 2011, our operations provided $5,743,000 of cash primarily from the positive impact of operating activities, an oil exploration lease payment, for which revenue will be recognized over the term of the lease and the collection of farming receivables, partially offset by increased farming inventory costs. During the first nine months of 2010, our operations used $155,000 of cash as a result of an increase in farm receivables offset by a $1,440,000 distribution of earnings from our TA/Petro joint venture and the reversal of non-cash expense items.

During the first nine months of 2011, investing activities used $16,029,000 of cash primarily as a result of the $18,971,000 net investment in marketable securities, $9,509,000 in capital expenditures, described below, $2,282,000 in contributions in our unconsolidated joint ventures and $485,000 investment in Horizon Nut Company, a pistachio processing company. The above outflows are partially offset by the proceeds from the sale of conservation easements for $15,750,000. Included in the $5,760,000 capital expenditures during the first nine months of 2011 was $4,552,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements.

During the first nine months of 2010, investing activities used $9,805,000 of cash. During the period, we invested $10,279,000 in marketable securities, net of maturities, $10,279,000 in capital expenditures, as described below, and contributed $3,424,000 in our unconsolidated joint ventures. The outflows were partially offset by the reimbursement from the East CFD of $10,860,000 and a $4,100,000 distribution from our Five West Parcel joint venture. Included in the $10,279,000 capital expenditures during the first nine months of 2010 was $5,675,000 that Centennial Founders LLC invested in development projects. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements.

It is anticipated that throughout the remainder of 2011 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our investment requirements over the remainder of 2011 could total approximately $5,000,000. These amounts include contributions to our joint ventures, primarily TMV and Centennial, investments in infrastructure within TRCC-East, and ordinary recurring capital investments within our operating segments. Throughout the remainder of 2011, contributions to joint ventures will be related to the entitlement process for Centennial Founders LLC and permitting, litigation costs, and water turnout development costs for TMV.

During the first nine months of 2011, financing activities provided $4,402,000 in cash, primarily as a result of proceeds from the exercise of stock options, partially offset by payroll taxes on issuance of restricted stock grants. During the first nine months of 2010, financing activities provided $51,839,000 in cash, primarily as a result of proceeds from a successful rights offering and from the exercise of stock options. These positive cash inflows were partially offset by net payments on our line of credit. At September 30, 2011 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit.

Capital Structure and Financial Condition

At September 30, 2011, total capitalization at book value was $295,570,000 consisting of $298,000 of debt and $295,272,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is unchanged when compared to the debt-to-total-capitalization ratio at December 31, 2010.

We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2011, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interests, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At September 30, 2011 our tangible net worth was $295,272,000 and liquid assets were $83,670,000. This line of credit is secured by a portion of our farm acreage.

The outstanding long-term debt, less current portion of $36,000, is $262,000 at September 30, 2011. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the CFD bond debt (described in “Note D - Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report), and the potential issuance of common stock.

As noted above, at September 30, 2011, we had $83,670,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets upon full entitlement of our community projects. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we may use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. Based on the Company’s current financial position, we believe that we will have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$298	$36	$81	$93	$88
Interest on fixed rate debt	73	19	30	19	5
Tejon Ranch Conservancy	4,760	640	930	880	2,310
Cash contract commitments	2,917	2,917	—	—	—

Total contractual obligations	$8,048	$3,612	$1,041	$992	$2,403

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

Our line-of-credit currently has no outstanding balance. The interest rate on our new line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $298,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At September 30, 2011, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $18,865,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income. At September 30, 2011, the Company’s share of the loss in the interest rate swap is $215,000.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At September 30, 2011

(In thousands)

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at 09/30/2011
Assets:
Marketable securities	$6,290	$10,672	$24,403	$17,616	$8,047	$—	$67,028	$67,527
Weighted average interest rate	1.50%	2.79%	1.96%	1.58%	1.90%	0.00%	1.94%

Liabilities
Long-term debt	$9	$37	$40	$43	$46	$123	$298	$298
Weighted average interest rate	6.75%	6.75%	0.00%	6.75%	6.75%	6.75%	6.75%

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

In comparison to the prior year, our risk with regard to fluctuations in interest rates related to the use of debt has decreased because of no outstanding balance on our line of credit and also to no changes in our long-term debt balances.

Our risk with regard to fluctuations in interest rates has increased slightly related to marketable securities since these balances have increased compared to the prior year.

Commodity Price Exposure

As of September 30, 2011, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2011 and 2010 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $8,971,000 of accounts receivable outstanding at September 30, 2011, $6,988,000 is at risk to changing prices. Of the amount at risk to changing prices, $5,361,000 is attributable to pistachios, and $1,627,000 is attributable to wine grapes. The comparable amount of accounts receivable at risk to price changes at December 31, 2010 was $8,186,000 of the total accounts receivable of $9,812,000. Of the December 31, 2010 amount at risk to changing prices, $6,543,000 is related to pistachios and $1,643,000 is related to almonds.

The price estimated for recording accounts receivable for pistachios recorded at September 30, 2011 was $1.91 per pound, as compared to $2.45 per pound at December 31, 2010. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $28,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.77 to $2.47. With respect to wine grapes, the price estimated for recording the receivable was $224 per ton. For each $1.00 change in the price of wine grapes, our receivable for wine grapes increases or decreases by $7,300. The range of final prices over the last three years for wine grapes has ranged from $175 to $250 per ton.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Page Number

Exhibits –

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 2

10.5	Petro Travel Plaza Operating Agreement	FN 3

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 3

10.7	*Severance Agreement	FN 3

10.8	*Director Compensation Plan	FN 3

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 10

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 3

10.10	*Amended and Restated Stock Incentive Plan	FN 10

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 3

10.11	*Employment Contract - Robert A. Stine	FN 3

10.15	Lease Agreement with Calpine Corp.	FN 4

10.15	Form of Securities Purchase Agreement	FN 5

10.16	Form of Registration Rights Agreement	FN 6

10.17	*2004 Stock Incentive Program	FN 7

10.18	*Form of Restricted Stock Agreement for the Directors [conforming change]	FN 7

10.19	*Form of Restricted Stock Unit Agreement	FN 7

10.23	Tejon Mountain Village LLC Operating Agreement	FN 8

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 9

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 11

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 3	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 4	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 6	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 7	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

FN 8	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 and Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO. (The Company)

November 4, 2011	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Senior Vice President, Chief Financial Officer