Form 10-K
period 2011-12-31
TEJON RANCH CO
filed 2012-03-12
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§232.405of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2011 was $676,984,299 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 25, 2012 was 19,987,559 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2012 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

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

We are involved in several joint ventures, which facilitate the development of portions of our land. We are also actively engaged in land planning, land entitlement, and conservation projects. In October 2009, our Tejon Mountain Village, or TMV, community received unanimous entitlement approval from the Kern County Board of Supervisors. In November 2010, Kern County Superior Court Judge Kenneth Twissleman ruled in favor of the Company, its development partner DMB Associates, Inc. and Kern County when he found that Kern County had properly analyzed and evaluated the environmental effects of TMV. Judge Twissleman rejected claims made by the Center for Biological Diversity, or CBD, along with other parties, that our environmental impact report or EIR for TMV was inadequate. The findings of Judge Twissleman were appealed by CBD on February 8, 2011. The oral argument for CBD’s appeal is scheduled on March 21, 2012. See Item 3, “Legal Proceedings,” for a further discussion. The Board of Supervisors approval and the Court’s affirmation allows the Company to proceed with its proposed development of TMV as a premier resort community, however, we generally believe it is more prudent to have lawsuits settled or finally determined before beginning development.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

(Amounts in thousands of dollars)

	2011	2010	2009
Revenues
Real estate—commercial/industrial	$25,952	$16,656	$14,996
Real estate—resort/residential	16,134	281	272
Farming	21,012	18,576	12,983

Segment revenues	63,098	35,513	28,251
Investment income	1,260	979	1,640
Other income	98	61	45

Total revenues	$64,456	$36,553	$29,936

Segment Profits (Losses) and Net Income (Loss)
Real estate—commercial/industrial	$12,522	$5,997	$2,527
Real estate—resort/residential	12,192	(2,808)	(4,171)
Farming	8,437	7,662	1,179

Segment profits (1)	33,151	10,851	(465)
Investment income	1,260	979	1,640
Other income	98	61	45
Interest expense	—	(9)	(70)
Corporate expenses	(12,277)	(5,612)	(7,311)

Operating income (loss) before equity in earnings of unconsolidated joint ventures	22,232	6,270	(6,161)
Equity in earnings of unconsolidated joint ventures	916	541	374

Income (loss) before income taxes	23,148	6,811	(5,787)
Income tax provision (benefit)	7,367	2,852	(2,354)

Net income (loss)	15,781	3,959	(3,433)
Net loss attributable to noncontrolling interest	(113)	(216)	(56)

Net income (loss) attributable to common stockholders	$15,894	$4,175	$(3,377)

Identifiable Assets by Segment (2)
Real estate—commercial/industrial	$57,745	$51,053	$59,652
Real estate—resort/residential	110,147	98,829	86,553
Farming	24,326	26,366	23,375
Corporate	129,758	111,843	65,164

Total assets	$321,976	$288,091	$234,744

(1)	Segment profits are revenues from operations less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(2)	Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, and land, buildings and improvements.

Real Estate Operations

Our real estate operations consist of the following activities: land planning and entitlement, real estate development, commercial sales and leasing, income portfolio management and conservation.

Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 90,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, which includes the Tejon Ranch Commerce Center, or TRCC, the Centennial master planned community on our land in Los Angeles County, or Centennial and our resort and residential community called TMV. TRCC includes development west of Interstate 5, TRCC-West, and development east of Interstate 5, TRCC-East. TRCC-West has been in development for approximately eleven years while development began at TRCC-East in 2009.

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

Our real estate activities within our commercial/industrial segment include: entitling, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases, oil and mineral royalties, and ancillary land uses such as grazing leases, landscape maintenance fees, and game management revenues. Our real estate operations within our resort/residential segment at this time include land entitlement, land planning and pre-construction engineering, and land stewardship activities.

Commercial/Industrial

Construction:

During 2011 we finalized the water filtration system infrastructure at TRCC-East and completed the expansion of the Laval Road interchange bridge that serves both TRCC-East and West.

Leasing:

Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to three auto service stations with convenience stores, seven fast-food operations, two full-service restaurants, one motel, an antique shop, and a United States Postal Service facility.

In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes; 32 acres of land to Calpine Generating Company, or Calpine, for an electric power plant; and one office building in Rancho Santa Fe, California.

We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities. As of December 31, 2011, approximately 7,269 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 738,000 barrels of oil and 433,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2011. Our share of production, based upon average royalty rates during the last three years, has been 258, 176, and 190, barrels of oil per day for 2011, 2010, and 2009, respectively. Approximately 256 producing oil wells were located on the leased land as of December 31, 2011. Royalty rates on our leases averaged 12.95% in 2011. During 2011, oil activities increased as oil royalty tenants drilled 20 new oil wells and overall production increased 242,000 barrels over the previous year. Our largest oil producing tenant, Occidental Petroleum Corporation and its subsidiaries, drilled 14 of the new wells in 2011. We also signed a development and exploration lease during 2011 with Sojitz Energy Venture, Inc. covering approximately 50,000 acres in the San Joaquin Valley portion of the Company’s land.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or “National,” for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant, which increased slightly in 2011 compared to 2010. The continued low level of in shipments is the direct result of reduced construction activity due to the depressed economy and real estate market. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants and at this time we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.

The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. Our ability to attract tenants due to preferential pricing has been minimized by the current economic climate due to price-cutting by our most direct regional competitors in the Inland Empire region of Southern California and areas north of us in the San Joaquin Valley of California. During 2011, as vacancies rates began to decline in the Inland Empire region of Southern California, we did begin to see improved activity within our development and in our ability to compete once again with preferential pricing.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our 2011 commercial/industrial activity.

Joint Ventures:

We are also involved in multiple joint ventures with several partners. Our TA/Petro joint venture owns and operates two travel and truck stop facilities, and also operates three separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in two joint ventures with Rockefeller Development Group, the Five West Parcel LLC that owns a 606,000 square foot building in TRCC-West, which is fully leased, and the 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West.

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

Centennial community:

The Centennial development is a large master-planned community development encompassing approximately 11,000 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 68.06% ownership interest as of December 31, 2011. Our partners in this joint venture are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. In 2009, our partners in Centennial Founders LLC elected to become non-contributing capital partners due to the financial difficulties facing homebuilders and the downturn within the real estate industry. As a result, the Company began funding 100% of Centennial Founders LLC’s current operations, thereby diluting each other partner’s percentage ownership. This change in funding occurred in July 2009. Prior to that time the Company was contributing 50% of the capital funds necessary to pursue entitlement and development efforts undertaken by this joint venture. We expect to continue funding all entitlement and pre-development activities for the near future.

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

Tejon Mountain Village community:

In addition to the Centennial community project, we are currently engaged in the development of TMV. TMV is envisioned as an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. TMV is being developed by TMV LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partner in this joint venture is DMB Pacific Partners II, a subsidiary of DMB Associates Inc., or DMB, which is a leading resort/recreational planned community developer. Under the joint venture agreement, the parties have agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV.

In October 2009, TMV received unanimous entitlement approval from the Kern County Board of Supervisors, which allows the Company to commence development activities. This approval began a thirty-day period in which a California Environmental Quality Act, or CEQA lawsuit could be filed against Kern County. These lawsuits routinely allege inadequacy of the EIR. As expected, a group of parties led by CBD filed a suit in November 2009 alleging inadequacy of the EIR. In November 2010, Kern County Superior Court Judge Kenneth Twissleman ruled in favor of the Company, its development partner, and Kern County when he found that Kern County had properly analyzed and evaluated the environmental effects of TMV. Judge Twissleman rejected claims made by CBD that our environmental impact report for TMV was inadequate. The findings of Judge Twissleman were appealed by CBD on February 8, 2011. It is difficult to predict the ultimate timing of the settlement of the appeal or the eventual outcome of the appeal. See Item 3, “Legal Proceedings,” for a further discussion.

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

Farming Operations

In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,640; almonds—1,520; and pistachios—1,055. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley and we periodically lease 750 acres of land that is used for the growing of vegetables.

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

In 2011, we sold 51% of our grape crop to one winery, 36% to a second winery and the remainder to two other customers. These sales are under long-term contracts ranging from one to thirteen years. In 2011, our almonds were sold to various commercial buyers, with the two largest buyers accounting for 57% and 25%, respectively of our almond revenues. In 2011, the majority of our pistachios were sold to two customers, purchasing approximately 78% and 20% of the crop, respectively. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.

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

Our water entitlement for 2011 available from the California State Water Project, or “SWP,” when combined with supplemental water, was adequate for our farming needs. The State Department of Water Resources, or “DWR,” has announced its early 2012 estimated water supply delivery at 60% of full entitlement. We anticipate that this current year allocation will be sufficient for our 2012 farming needs. It is possible that when the current SWP allocation is combined with other available water resources, such as groundwater and surface sources, the Company may be able to bank additional water in 2012 for future use. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.”

General Environmental Regulation

Our operations are subject to federal, state and local environmental laws and regulations including laws relating to water, air, solid waste and hazardous substances. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur costs, penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations.

We also expect continued legislation and regulatory development in the area of climate change and green house gases. It is unclear as of this date how any such developments will affect our business. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require expenditures in the future.

Customers

In 2011 and 2010, Stockdale Oil and Gas, a subsidiary of Occidental Petroleum Corporation, an oil and gas leaseholder, accounted for 13% and 11%, respectively, of our revenues from continuing operations.

In 2009, Calpine, a tenant who leases and operates a power plant on our land, accounted for 12% of our revenues from continuing operations.

Organization

Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees

At December 31, 2011, we had 145 full-time employees. None of our employees are covered by a collective bargaining agreement.

Reports

We make available free of charge through our Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also make available on our website our corporate governance guidelines, charters of our key Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver. Any document we file with the Securities and Exchange Commission, or SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

Executive Officers of Registrant

The following table shows each of our executive officers and the offices held as of February 29, 2012, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the Board of Directors.

Name	Office	Held since	Age
Robert A. Stine	President and Chief	1996	65
	Executive Officer, Director

Dennis J. Atkinson	Senior Vice President, Agriculture	1998	61

Joseph E. Drew	Senior Vice President, Real Estate	2001	69

Allen E. Lyda	Senior Vice President,	1990	54
	Chief Financial Officer

Kathleen J. Perkinson	Senior Vice President,	2008	52
	Natural Resources and Stewardship

Greg Tobias	Vice President, General Counsel	2011	47

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

Mr. Tobias has been employed by the Company since November 2011, serving as Vice President and General Counsel. For the five years prior to joining the Company, Mr. Tobias acted as Associate General Counsel for Olympia Land Corporation in Las Vegas, Nevada, where he was responsible for a wide variety of corporate and legal matters. Olympia is a privately held development company whose assets include retail, office, resort and gaming properties. Olympia is best known for developing the master planned golf course community of Southern Highlands.

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

A downturn in national or regional economic conditions could continue to adversely impact our business. The collapse of the housing market together with the crisis in the credit markets, resulted in a recession in the national economy. At such times, potential home buyer and commercial real estate customers often defer or avoid real estate transactions due the substantial costs involved and uncertainties in the economic environment. Our future real estate sales, revenues, financial condition and results of operations could suffer as a result. Our business is especially sensitive to economic conditions in California, where all of our land is located.

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

We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Federal and state environmental laws also govern the construction and operation of our projects and require compliance with various environmental regulations, including analysis of the environmental impact of our projects and evaluation of our reduction in the projects’ carbon footprint and greenhouse gas emissions. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, emissions of greenhouse gases, water availability and criticism of proposed development in rural areas as being “sprawl”. In addition, California has a specific statutory and regulatory scheme intended to reduce green house gas emissions in the state and efforts to enact federal legislation to address climate change concerns could require further reductions in our projects’ carbon footprint in the future.

Constriction of the credit markets could limit our ability to access capital and increase our cost of capital. During the recent economic downturn, we have relied principally on positive operating cash flow, cash and investments, and equity offerings to meet current working capital needs, entitlement investment, and investment within our developments. While there have been signs of improvement in the economy, the ongoing economic and real estate downturn has reduced other sources of liquidity available to the industry, and may continue to limit these sources of liquidity in the future and potentially increase our costs of capital.

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

Increases in taxes or government fees could increase our cost, and adverse changes in tax laws could reduce demand for homes in our future residential communities. Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, could increase our costs and have an adverse effect on our operations. In addition, any changes to income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as a change limiting the deductibility of real estate taxes or interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce future sales.

If we experience shortages or increased costs of labor and supplies or other circumstances beyond our control, there could be delays or increased costs within our industrial development, which could adversely affect our operating results. Our ability to develop our current industrial development may be adversely affected by circumstances beyond our control including: work stoppages, labor disputes and shortages of qualified trades people; changes in laws relating to union organizing activity; and shortages, delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing infrastructure and buildings within our industrial development. If any of the above happens, our operating results could be harmed.

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

Only a limited market exists for our Common Stock, which could lead to price volatility. The limited trading market for our Common Stock may cause fluctuations in the market value of our Common Stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our Common Stock.

Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 6, 2012, directors and members of our executive management team beneficially owned or controlled approximately 35% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.

Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations. We have significant amount of funds invested in marketable securities the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our results of operations.

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

A prolonged downturn in the real estate market or continued instability in the mortgage and commercial real estate financing industry, could have an adverse effect on our real estate business. Our residential housing projects, Centennial and TMV, are currently in the entitlement phase, and therefore they have not been directly impacted by the current downturn in the housing market or the mortgage lending crisis. However, if the downturn in the real estate market or the instability in the mortgage and commercial real estate financing industry exists at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected. Excess supply of homes available due to foreclosures or the expectation of deflation in housing prices could also have a negative impact on our ability to sell our inventory when it becomes available. The inability of potential commercial/industrial clients to get adequate financing for the expansion of their businesses could lead to reduced lease revenues and sales of land within our industrial development.

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

Portions of our land consist of mountainous terrain, much of which is not presently served by paved roads or by utility or water lines. Much of this property is included within the Conservation Agreement we entered into with five of the major environmental organizations in June 2008. As we receive entitlement approvals over the life span of our developments we will dedicate conservation easements on 145,000 acres of this land, which will preclude future development of the land. This acreage includes many of the most environmentally sensitive areas of our property and is home to many plant and wildlife species whose environments will remain undisturbed.

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

In addition to our agricultural contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or TCWD, a local water district serving only our land and land we have sold in TRCC, has 5,278 acre-feet of SWP entitlement (also called Table A Amount). In addition, TCWD has approximately 37,809 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and our Company. TCWD is the principal water supplier to TRCC, and would be the principal water supplier for any significant residential and recreational development in TMV.

We have constructed a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have purchased 6,700 acre feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. In 2007 and 2008 we contracted for 2,362 additional acre-feet of water from AVEK, but have deferred delivery of the water to a future year. We anticipate adding additional water to the water bank in the future, as water is available. In 2010 we began participating in the newly formed AVEK water-banking program and we have approximately 8,900 acre-feet of water to our credit in this program.

In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations These contracts extend through 2035.

During 2011, SWP allocations were 80% of contract levels, and Wheeler Ridge was able to supply us with 100% of our farming demands from various sources. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. Both Wheeler Ridge and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then Wheeler Ridge may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from others, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 60% preliminary SWP water allocation has been made by the DWR for 2012.

All SWP water contracts require annual payments related to the fixed costs of the SWP and each water district, whether or not water is used or available. Wheeler Ridge contracts also establish a lien on benefited land.

Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor. Ground water in the Antelope Valley Basin is the subject of litigation. See Item 3, “Legal Proceedings” for additional information about this litigation.

There have been many environmental challenges regarding the movement of state project water through the Sacramento Delta. These challenges resulted in a 2007 temporary court ordered shut down of the Delta pumps, which are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. New Biological Opinions, or BOs, issued by the U.S. Fish and Wildlife Service and National Marine Fisheries Service in 2008 and 2009 contain similar restrictions on pumping from the Delta. These BOs are being challenged in the courts by both water agencies and environmental groups. Judge Wanger of the Federal District Court, Eastern District of California, has determined that parts of the new BOs related to the Delta Smelt and salmon species are insufficient and remanded the BOs back to the U.S. Fish and Wildlife Service and National Marine Fisheries Service for further analysis. There are many groups, governmental and private, working together to develop a solution in the near future to alleviate the curtailment of water from the Delta.

Historic SWP restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995, and the parties to a lawsuit challenging such removal have agreed to a settlement, which would allow such removal to continue while the environmental impacts are studied. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of Tejon-Castac’s 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on Tejon-Castac’s ability to deliver the remaining water to residential or commercial/industrial developments. In the near term, for political and regulatory reasons, it is unlikely that we would be able to direct any of our Wheeler Ridge agricultural entitlement to municipal or industrial uses.

Other Activities

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 1,728 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $12,670,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $107,000,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East. In 2011, we received no reimbursements from TRPFFA. In 2010, we received $10,860,000 of reimbursement from these bond funds and in 2009 we received $2,007,000 of reimbursement from these funds.

In 2011, 2010, and 2009, we paid approximately $1,061,000, $1,061,000 and $250,000, respectively, in special taxes related to the CFDs. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, our obligation is reduced. It is expected that we will have special tax payments in 2012 of approximately $1,200,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants.

During February 2012, TRPFFA refinanced approximately $22,500,000 of bonds within the West CFD. This refinancing, due to values in the West CFD and changes to bond requirements, allows the Company to be released from the requirement to provide a letter of credit and also allows the West CFD to meet the value test for release of approximately 1,400 acres of the Company’s land from West CFD liens.

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

The action alleged that the County failed to properly follow the procedures and requirements of CEQA including failure to identify, analyze and mitigate impacts to air quality, biological resources, hydrology and water quality, traffic, cultural resources, hazards, and failure to adequately describe the project and the environmental setting. The action also alleged that the County violated the Planning and Zoning Law and the Kern County General Plan. With these allegations the plaintiff is attempting to get the EIR approval from Kern County overturned.

On November 5, 2010, Kern County Superior Court Judge Kenneth Twisselman ruled in favor of Kern County, the Company, and its development partner DMB Associates, Inc., when he found that the County had properly analyzed and evaluated the environmental effects of TMV. In his ruling, Judge Twisselman rejected claims made by the above listed plaintiffs. On February 8, 2011, CBD appealed the Court’s decision. On June 17, 2011 CBD filed its appeal documents for the Court’s review. Our response to the plaintiff’s documents was filed August 16, 2011. CBD filed its final reply brief with the court on September 20, 2011. Thereafter, Kern County and the Company filed a joint motion to strike certain portions of CBD’s briefs on the grounds that they had not been previously raised. The Court of Appeal has indicated that it will rule on the motion after a panel has been assigned to the appeal, which has not yet occurred. On January 27, 2012, the Company’s counsel received notification from the Court of Appeal that the appeal would be decided without oral argument unless requested by any party. The oral argument of CBD’s appeal is scheduled on March 21, 2012.

On November 10, 2009, an additional suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by an alleged representative of the “Kawaiisu Tribe” alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. On January 24, 2011, the Company received a ruling by Judge Wanger, which dismissed all claims against the Company, TMV, the County and the federal defendants. However, the judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint. During April, 2011, the plaintiff amended his complaint and refiled a suit against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July 2011 related to the amended complaint. Thereafter, the case was reassigned to Judge McAuliffe. On January 18, 2012, the court issued an order again dismissing the plaintiffs’ claims for failure to state a cause of action and/or for lack of jurisdiction, but allowing the plaintiff one more opportunity to state certain land claims provided plaintiff files an amended complaint on or before February 17, 2012. The court then granted plaintiff an extension until March 19, 2012 to file an amended complaint. It appears likely that plaintiff will file such a complaint prior to the court imposed deadline. The court also indicated that it is considering dismissing the case due to the lack of federal recognition of the “Kawaiisu Tribe”.

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

Antelope Valley Groundwater Cases

On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land. Three phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The court is currently encouraging mediation sessions to settle remaining regional issues, such as groundwater pumping allocations and appointment of a regional water master. Several such mediation sessions have occurred, the most recent of which was January 25 and 26, 2012. Further mediation sessions are also planned. It is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company’s needs will continue to be available for its use regardless of the outcome of this case.

State Water Resources Control Board Lawsuit

On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. Counsel for TA and the Company have worked with the California Attorney General to change the venue of the lawsuit to Merced County, and on September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the law suit, without prejudice. The parties are currently engaged in the discovery process, but at this point the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

Water Bank Lawsuits

On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the

Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original EIR for the Monterey Amendments was determined to be insufficient in a lawsuit, and the current lawsuit challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other legal allegations, the current lawsuit also challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to various Kern County interests, including TCWD, which has a 2% interest in the KWB. A parallel lawsuit was also filed against Kern County Water Agency, also naming the Company and TCWD as real parties in interest. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, or the “Exchange,” for each calendar quarter during the last two years:

	2011		2010
Quarter	High	Low	High	Low
First	$36.97	$25.24	$33.30	$29.06
Second	$37.70	$32.31	$30.71	$23.00
Third	$37.00	$23.71	$24.40	$21.15
Fourth	$27.47	$22.80	$28.58	$21.49

As of February 17, 2012, there were 380 owners of record of our Common Stock.

No dividends were paid in 2011 or 2010 and at this time there is no intention of paying dividends in the future.

For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.

The annual stockholder performance graph will be provided separately in our annual report to stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31

(In thousands of dollars, except per share amounts)

	2011		2010	2009	2008	2007
Total revenues from operations, including interest and other income	$64,456	(1)	$36,553	$29,936	$42,639	$35,908

Income (loss) from operations before equity in earnings of unconsolidated joint ventures	$22,232		$6,270	$(6,161)	$3,929	$920

Equity in earnings of unconsolidated joint ventures	916		541	374	2,227	10,580

Net income (loss)	15,781		3,959	(3,433)	4,112	7,333
Net income (loss) attributable to noncontrolling interests	(113)		(216)	(56)	—	—

Net income (loss) attributable to common stockholders	$15,894		$4,175	$(3,377)	$4,112	$7,333

Total assets	$321,976		$288,091	$234,744	$187,072	$175,503
Long-term debt, less current portion	$253		$290	$325	$358	$389.00
Equity	$300,439		$276,652	$214,381	$173,306	$165,054
Net income (loss) per share, diluted	$0.80		$0.22	$(0.19)	$0.23	$0.42

(1)	Includes revenue of $15,750,000 from the sale of conservation easements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For 2011, we had net income attributable to common stockholders of $15,894,000, which is an increase of $11,719,000 when compared to 2010. The improvement in net income is due to an increase in revenues of $27,585,000. The increase in revenue was driven by the sale of conservation easements for $15,750,000, a land sale for $4,340,000, an increase in our royalties over the prior year of $5,541,000 and a $2,436,000 increase in farm revenues. Oil royalties improved due to higher prices and production and farming revenues improved due to higher almond and grape revenues. These revenue improvements were partially offset by an increase in operating expenses of $11,950,000. The increase in operating expenses is primarily due to an increase in stock compensation expense when compared to 2010. During 2010, stock compensation expense included a $6,327,000 reversal of cost and in 2011 we recognized stock compensation expense of $5,507,000.

During 2010, we recognized net income attributable to common stockholders of $4,175,000 compared to a net loss of $3,377,000 in 2009, an increase of 224%. The significant improvement in net income was largely the result of higher farming revenues and an overall reduction in operating expenses. The reduction in operating expenses included a significant reversal of stock compensation expense of $6,327,000. During 2010, revenues grew to $35,513,000 from $28,251,000 in 2009. The primary driver of the increase in revenues was an increase of $5,593,000 in farming revenues due primarily to an increase in pistachio production and prices in 2010 compared to 2009. Commercial/industrial revenues also grew by $1,660,000 in 2010 when compared to 2009 due to higher oil royalties, a land sale, and increased ancillary service revenues. Compared to 2009, expenses from operations declined $5,753,000 in 2010 to $30,274,000 due to the reversal of stock compensation expenses related to the modification of existing performance grants and lower operating costs.

During 2012, we will continue to invest funds in our joint ventures and internally toward the achievement of entitlements for our land and for infrastructure and building development within our active industrial developments. The process of securing entitlements for our land is a long, arduous process that can take several years. During the next few years, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.

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

In recognizing revenue from land sales, the Company follows the provisions in Accounting Standards Codification 976, or ASC 976, “Real Estate – Retail Land” to record these sales. ASC 976 provides specific sales recognition criteria to determine when land sales revenue can be recorded. For example, ASC 976 requires a land sale to be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold or be required to develop the property in the future.

During 2011, we recognized $4,340,000 of revenue related to a land sale of $4,988,000 that closed in December 2011 and deferred $648,000 to 2012 when offsite infrastructure related to the land sale will be completed. We fully recognized the revenues from all land sales in 2010, as none of the requirements for deferral of revenue were present. There were no land sales in 2009.

At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community.

For the 2011 orchard crops, we estimated almond revenue to be $4,409,000, or $1.75 per pound on average, and pistachio revenue to be $5,209,000, or $2.17 per pound on average. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2011. Over the last three years, final prices received on almonds have averaged from $1.57 to $2.07 per pound. Pistachio prices over the last three years have averaged from $1.91 to $2.75 per pound. If we were to assume that our above estimates for 2011 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $219,000, or 2% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $0.05 from the midpoint. As an example, the range for almonds used for 2011 was $1.70 to $1.80 per pound. If we were to change our estimate of 2011 orchard crop revenues to the low end of the estimated range, there would be no material impact on our liquidity or capital resources.

Actual final orchard crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $1,882,000, $1,144,000, and $579,000 in 2011, 2010 and 2009, respectively. The adjustment for 2011 includes $1,335,000 related to pistachios due to improving prices related to an aggressive industry marketing campaign, it also includes $531,000 from almonds due to increased demand which pushed almond prices higher. The adjustment for 2010 includes $823,000 related to pistachios due to an improving price market resulting from low industry inventories, and $287,000 from almonds as increased demand pushed prices higher. The adjustment in 2009 was due to $252,000 in additional bonus payments and price adjustments on pistachios and $327,000 in adjustments related to almonds as prices continued to increase prior to the contract settlement.

Capitalization of Costs—The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and indirect project costs that are clearly associated with the acquisition, development, or construction of a project. Costs currently capitalized that in the future would be related to any abandoned development opportunities will be written off if we determine such costs do not provide any future benefits. Should development activity decrease, a portion of interest, property taxes, and insurance costs would no longer be eligible for capitalization, and would be expensed as incurred.

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

In preparing these estimates, we use internal budgets, forecasts, and engineering reports to help us estimate future costs related to infrastructure that has not been completed. These estimates become more accurate as the development proceeds forward, due to historical cost numbers and to the continued refinement of the development plan. These estimates are updated periodically throughout the year so that, at the ultimate completion of development, all costs have been allocated. Any increases to our estimates in future years will negatively impact net profits and liquidity due to an increased need for funds to complete development. If, however, this estimate decreases, net profits as well as liquidity will improve.

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

Defined Benefit Retirement Plans – The plan obligations and related assets of our defined benefit retirement plan are presented in Note 13 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using level one and level two indicators, which are quoted prices in active markets and quoted prices for similar types of assets in active markets for the investments. Pension benefit obligations and the related effects on operations are calculated using actuarial models. The estimation of our pension obligations, costs and liabilities requires that we make use of estimates of present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

The assumptions used in developing the required estimates include the following key factors:

•	Discount rates;

•	Salary growth;

•	Retirement rates;

•	Expected contributions;

•	Inflation;

•	Expected return on plan assets; and

•	Mortality rates

The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2011, the weighted-average actuarial assumption of the Company’s defined benefit plan consisted of a discount rate of 4.4%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3.5%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our projected benefit obligation would change approximately $600,000.

Stock-Based Compensation—We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans have historically included both stock options and stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2011 financial statements do not reflect any compensation expenses for stock options. All of our stock options are fully vested and all related expenses were recognized in prior year financial statements per GAAP. See Note 7 of the Notes to Consolidated Financial Statements, Stock Option Plan, for additional information regarding stock options.

We also make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by $1,035,000 depending on whether the change in estimate increased or decreased shares vesting.

See Note 8 of the Notes to Consolidated Financial Statements, Stock Compensation Plan, for total 2011 stock compensation expense related to stock grants.

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

New Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the settlement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us means the first quarter of 2012. In December 2011, the FASB issued ASU No. 2011-12 which effectively deferred those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. We adopted ASU 2011-05 during the fourth quarter of 2011, and it did not have a material effect on our financial position or results of operations, as it only affects presentation.

Results of Operations by Segment

We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:

Real Estate – Commercial/Industrial

Our commercial/industrial segment profits during 2011 increased $6,525,000 to $12,522,000 when compared to 2010 primarily as a result of a $9,296,000 increase in revenues. The primary contributors are as follows:

•

$5,541,000 increase in oil revenues due to a 44% increase in both oil production and price per barrel. Oil prices averaged $102 per barrel based on Kern County crude oil prices during 2011 compared to $73.42 per barrel in 2010. Production increased by 242,000 barrels when compared to 2010.

•

In December 2011, we sold approximately 46 acres of land located in TRCC-East to Caterpillar and have recognized $4,340,000 of the sales price and deferred $648,000 to 2012 when offsite infrastructure related to the land sale will be completed.

•

Partially offsetting the increase in revenues was a $2,771,000 increase in operating expenses. $282,000 of this increase is attributable to the cost of the land sale to Caterpillar. $881,000 is attributable to an increase in stock compensation mainly due to the reversal of expense in 2010. An increase of $600,000 is attributable to professional fees and contingent costs, a portion of which is related to a lawsuit filed by a former employee during 2011. This suit and related matters were settled in January and February 2012. A $255,000 increase is attributable to repairs and maintenance expense mainly due to our contribution to a park-n-ride parking lot owned by Kern County to shuttle passengers to and from Bakersfield and TRCC.

We expect any continuation of the slow global and California economic recovery to have a potential negative impact on commercial/industrial revenues in 2012 by slowing future leasing and sales activities. Potential new oil production and higher average prices for oil could positively impact our revenues during 2012.

In 2011, we continued to see an increase in oil exploration activities on our lands due largely to the higher prices for oil during 2011. We anticipate that this increase in activity will continue as long as the price of oil is above $70.00 per barrel. As noted above, we saw a significant increase in oil royalty revenues in 2011. Since we only receive royalties based on tenant production and market prices and do not produce oil, we do not have information as to the potential size of oil reserves.

Future activities within the commercial/industrial segment continue to be focused on the marketing and development of commercial/industrial and retail product within TRCC-East and completing the build-out of TRCC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. We continue to focus our efforts for TRCC-East and TRCC-West on the labor and logistical benefits of our site and success that current tenants and owners within our development have experienced. Our strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are becoming difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size can provide us with a potential marketing advantage in the future. During 2011, as discussed above, we closed a land sale with Caterpillar for approximately 46 acres and finalized a lease with Dollar General that fit into our marketing strategy of providing flexibility to the user by having the ability to deliver larger sites to meet their needs.

A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. During 2011, vacancy rates began to decline in the Inland Empire region of Los Angeles, a large industrial area within Los Angeles. The decline in vacancy rates has also led to an improvement in lease rates within the Inland Empire. As lease rates increase in the Inland Empire we may begin to have pricing advantages due to our lower land basis.

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

•

$1,323,000 higher royalties received on oil leases as oil prices increased compared to 2009. This improvement was partially offset by lower production. Oil prices averaged $73.42 per barrel based on Kern County crude oil prices during 2010 compared to $53.42 per barrel in 2009 while average production decreased by 49,000 barrels in 2010 when compared to 2009;

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

Real Estate – Resort/Residential

Our resort/residential segment profits increased $15,000,000 to $12,192,000 during 2011 when compared to 2010. The increase is primarily due to the sale of five conservation easements covering approximately 62,000 acres for $15,750,000 to the Tejon Ranch Conservancy, an independent non-profit organization set up as a part of the 2008 Conservation and Land Use Agreement by the conservation groups that signed the agreement. The Company will retain fee ownership of the 62,000 acres and continue to operate current revenue generating activities including farming, cattle grazing, filming, oil and gas and other mineral exploration and production on portions of the acreage. The conservation easements will preclude the Company from pursuing any long term development on the 62,000 acres. Funds for the purchase were provided by a grant from the California Wildlife Conservation Board. For 2012 and near-term future years we do not expect, at this time, any additional conservation easement sales.

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

We expect near-term activities within this segment to be focused on obtaining entitlements for the Centennial project, located in Los Angeles County, defending the legal challenges to the TMV EIR, performing work necessary to receive the appropriate permits for TMV, and stewardship activities. The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue the entitlement process for the above communities and continue to meet our obligations under the Conservation Agreement. The actual timing and completion of entitlement-related activities is difficult to predict due to the uncertainties of the approval process and the possibility of litigation upon approval of our entitlements in the future. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.

Since we are in the process of achieving entitlements for our Centennial community, we do not have a fully approved project and therefore we do not have inventory for sale in the current market. We received entitlement approval for our TMV community during 2009 and affirmation of these approvals in November 2010 from the Kern County Superior Court. The Court’s decision has been appealed. Although this legal challenge does not preclude us from commencing the development of TMV, we generally believe it is more prudent to have lawsuits settled or finally determined before beginning development. We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of Centennial and TMV remains unchanged. As the economy slowly improves we believe the perception of land values will also begin to improve and the long-term fundamentals that support housing demand in our region, primarily California population growth and household formation will also improve.

See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.

Farming

Farming segment profits improved $775,000 during 2011 when compared to 2010. The improvement is primarily due to $1,819,000 increased almond profits, $1,247,000 increased winegrape profits and $664,000 lower water costs. These increases were partially offset by $2,837,000 lower pistachio profits. The increase in almond profits is due to an increase of approximately 2.5 million pounds of almonds sold during 2011, of which 1.5 million are from prior year crops, which were partially offset by a slight decline in prices. The improved winegrape profits were primarily due to a 19% increase in price and an 11% increase in production. The reduced pistachio profits were primarily due to a 35% decrease in pounds sold, while an increase in prices helped to partially offset the decline in production. There was approximately 413,000 pounds of pistachio inventory at December 31, 2011 and no pistachio inventory at December 31, 2010. Almond inventory was approximately 1,880,000 and 2,017,000 pounds at December 31, 2011 and 2010, respectively. During 2011, farming costs increased $1,661,000. This increase was due to higher cost of sales that is related to the increase in the number of pounds of almonds sold. This higher cost of sales was partially offset by a $614,000 decline in fixed water costs due to the receipt of refunds tied to the final closing of the SWP 2009 water year.

Thus far in 2012, the price for almonds has increased steadily due to the stable demand in U.S. and world markets. The current range of almond prices is $1.73 to $2.30 per pound depending on the variety. As the value of the dollar was relatively weak against foreign currencies during most of 2011 and 2010, the demand for U.S. almonds remained steady and built on the growth from prior years. The continued demand for U.S. almonds in 2011 and 2012 is largely tied to almonds being very competitive price wise for foreign buyers and being the nut of choice for these buyers at current prices. Strengthening of the U.S. dollar and slow global economic growth could result in downward pressure on almond prices and decreased demand for the product we are carrying in our year-end inventory.

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

	2011			2010			2009
	Revenue	Production	Average Price	Revenue	Production	Average Price	Revenue	Production	Average Price
ALMONDS (lbs.)
Current year crop	$4,409	2,524	$1.75	$2,685	1,526	$1.76	$4,976	3,233	$1.54
Prior year crops	3,495	2,017	1.73	1,218	523	2.33	1,431	1,087	1.32
Price Adjustment	531			287			327
Signing bonus	—			51			55

Subtotal Almonds	$8,435	4,541		$4,241	2,049		$6,789	4,320

PISTACHIOS (lbs.)
Current year crop	$5,209	2,401	$2.17	$8,917	3,644	$2.45	3,280	1,853	$1.77
Price Adjustment	1,335			823			252

Subtotal Pistachios	$6,544	2,401		$9,740	3,644		$3,532	1,853

WINEGRAPES (tons)
Current year crop	$5,948	20	$302	$4,554	18.6	$245	$2,659	11.3	$235
Price Adjustment	16			34			—

Subtotal Winegrapes	5,964			4,588			2,659

Total crop proceeds	$20,943			$18,569			$12,980
Other farming revenues	69			7			3

Total farming revenues	$21,012			$18,576			$12,983

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With current grape production more in line with demand, the downward pressure on prices has been alleviated and we believe prices could improve as they have the last two years or, at a minimum, remain at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. While demand for product continues to be strong and grow, any significant increase in the U.S. dollar along with slow global economic growth could have a negative impact on the markets. It is too early to project 2012 crop yields and what impact that they may have on prices later in 2012.

Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2011. Please see our discussion on water in Item 2, “Properties—Water Operations.”

Farming segment profits were $7,662,000 in 2010, an increase of $6,483,000 or 550% when compared to the prior year. The significant increase is primarily driven by a significant increase in pistachio and wine grape revenues, partially offset by lower almond revenues.

In 2010, pistachio revenues increased $6,208,000, or 176%, to $9,740,000. Pistachio yields increased 1,791,000 pounds to 3,644,000 pounds in 2010 compared to 2009. This increase in production was an unexpected yield for an “off” production year. This improvement in production was largely due to the near perfect weather during the pollination period for the trees. This resulted in a significant increase in the pounds available for sale compared to our estimate and the prior year production. In addition to the increase in yield, the average price per pound increased $0.68, or 38%, to $2.45 per pound in 2010 from $1.77 per pound in 2009. The price increase for pistachios was attributable to a worldwide crop shortage. Given the 2010 crop size, we expect the 2011 crop to reset itself to an “off” production year.

Grape revenues for the 2010 crop increased $1,929,000, or 73%, to $4,588,000 as compared to 2009 due to increased production. In 2010, grape production increased approximately 7.3 tons, or 65%, as compared to 2009, as production volumes improved within existing vineyards and a new vineyard became productive. We have long-term contracts for our grape crops ranging from one to thirteen years. Grape prices are remaining relatively stable in spite of increased California production as new plantings from recent years have come into production.

In 2010, almond revenues decreased $2,548,000, or 38%, to $4,241,000. Sales of current year crop almonds accounted for $2,685,000 of 2010 revenues compared to current year crop sales in 2009 of $4,976,000. This decrease in almond revenues is primarily due to a delay in the harvest due to weather conditions, which in turn required the ground storage of a significant portion of the harvested almonds.

Our 2010 almond revenues also include $1,218,000 of revenue from the sale of 2009 and prior year crop almonds in 2010, as compared to $1,431,000 of 2009 farming revenues attributable to the sale of 2008 and prior year crop almonds. These sales reflect amounts held in inventory at the end of the prior year and sold in the following calendar year. We were carrying approximately 2,153,000 gross pounds of almonds in our inventory as of December 31, 2010, which was sold in 2011.

For further discussion of the farming operations, refer to Item I “Business—Farming Operations.”

Investment Income

Investment income increased $281,000, or 29%, to $1,260,000 during 2011 when compared to 2010, primarily due to an increase in average investment balances, as a result of the proceeds from the sale of the conservation easements. Investment income for 2010 fell $661,000, or 40%, to $979,000 due to the timing of new investments and much lower investment and reinvestment rates during 2010 as compared to rates on matured investments. Lower investment rates led to an overall decline of 112 basis points in the weighted average return of the investment portfolio. The above interest income relates to our marketable securities portfolio as further disclosed in Footnote 2, “Marketable Securities”, of our Financial Statements for the year ended December 31, 2011.

Interest Expense

Interest incurred during 2011, 2010, and 2009 was $178,000, $180,000 and $306,000, respectively, of which $178,000, $171,000 and $236,000, respectively, was capitalized.

Corporate Expenses

Corporate expenses increased $6,665,000 during 2011when compared to 2010, primarily due to a $5,325,000 increase in stock compensation due to the reversal of $4,487,000 of stock compensation expense in 2010. Amortization expense increased resulting from the $11,000,000 water contract purchase in December 2010. In 2011, we centralized our marketing and communications efforts resulting in a $271,000 increase in marketing expenses at the corporate division with offsetting decreases in other segments, resulting in no change in company-wide marketing expenses in 2011 compared to 2010

Corporate expenses of $5,612,000 in 2010 represented a decrease of $1,699,000 when compared to 2009 due primarily to the reversal of stock compensation expenses, which was partially offset by increases in bonus expense as well as increases in professional service fees. Additionally, in 2010 there were increases in depreciation, professional services, licenses and fees relating to our records and information management system coming online.

Equity in Earnings of Unconsolidated Joint Ventures

Equity in earnings of unconsolidated joint ventures increased $375,000 to $916,000 during 2011 when compared to 2010. The increase is primarily due to a $667,000, or 55%, increase in earnings from our TA/Petro joint venture as a result of a 9% increase of non-fuel margins and an 11% increase in fuel margins. The increase in fuel margins was mainly due to a 36% and 24% increase in average price per gallon for diesel and gasoline, respectively, while fuel volumes fluctuated slightly when compared to 2010.

This increase from the TA/Petro results was partially offset by a $217,000 increase in net loss from our Five-West Parcel joint venture, mainly due to the write-off of the straight-line deferred rent balance. The write-off was a result of lease renegotiations with a tenant occupying approximately 20% of the building. In December 2011, we signed a lease with a new tenant, Dollar General, to occupy the remaining 80% of the building, with the intent to occupy the entire building within the next 18 months.

Within our Centennial joint venture, our partners are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. We have stated in past filings that the Centennial joint venture operating agreement was amended in August 2009 to allow our partners to become non-funding members during the entitlement phase of the project while we continue as the sole funding partner. During this period any non-funding partner’s percentage ownership interest will be diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. Consequently, the operating results of Centennial Founders, LLC were consolidated effective July 1, 2009. Despite this change, our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time. At December 31, 2011 we have a 68.06% ownership position in Centennial Founders, LLC.

The 606,000 square foot building owned by our Five-West Parcel joint venture remained partially leased during most of 2011. In December 2011, we completed a lease with Dollar General for the remainder of the building. Lease payments begin in April, 2012 after tenant improvements are substantially completed. In November 2009, the construction loan on the building was repaid as the required coverage ratio had not been achieved. Replacement financing was completed in August 2010. The replacement financing is for a maximum loan amount of $11,000,000. The current outstanding loan balance is $8,625,000. The $2,375,000 of loan availability will be used in early 2012 to reimburse the Five-West Parcel joint venture for tenant improvement costs related to the Dollar General lease. This note is due in 2013. The replacement financing is fully secured by the building as well as guarantees from each partner. We do not believe the bank will call on the guarantees provided.

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

Income Taxes

For financial statement purposes, our effective tax rate for 2011 was 31.8% after taking into consideration permanent and temporary timing differences. Our effective tax rate is impacted by the noncontrolling interest held in the Centennial Founders, LLC partnership because income (loss) before income taxes includes losses allocable to the noncontrolling interest. Our tax expense for 2011 was $7,367,000. During 2011, our largest permanent tax difference was related to depletion allowances. We had a tax payable at December 31, 2011 of $2,484,000. During 2011, the Company paid $6,600,000 in state and federal income taxes and received a $1,598,000 federal refund.

For 2011, we had net deferred tax assets of $7,944,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock grant expense. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.

Liquidity and Capital Resources

Cash Flow and Liquidity. Our financial position allows us to pursue our strategies of land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, cash and investments, and short-term borrowings from our bank credit facilities. In the past, we have also issued common stock and used the proceeds for capital investment activities. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, ensure adequate future water supplies, and provide funds for general land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.

Our cash, cash equivalents and short-term marketable securities totaled approximately $86,938,000 at December 31, 2011, an increase of $15,926,000, from the corresponding amount at the end of 2010. Cash and marketable securities increased in 2011 due to the sale of the conservation easements for $15,750,000. We also sold approximately 46 acres of land to Caterpillar for approximately $4,988,000. This inflow was partially offset by our continuing investments in our real estate projects and investments in our joint ventures.

The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2011	2010	2009
Operating activities	$9,484	$3,199	$1,361
Investing activities	$(18,168)	$(33,568)	$(11,423)
Financing activities	$5,029	$51,713	$6,865

During 2011, our operations provided $9,484,000 of cash primarily from the positive impact of operating activities including increased oil royalties, crop sales, an oil exploration lease payment, for which revenue is being recognized over the term of the lease, and the collection of farming receivables, partially offset by increased farming inventory costs.

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

During 2011, we invested $18,168,000 of cash primarily as a result of the $20,305,000 net investment in marketable securities, $13,649,000 in capital expenditures, described below, $4,457,000 in contributions in our unconsolidated joint ventures and $485,000 investment in Horizon Nut Company, a pistachio processing company. The above outflows are partially offset by the proceeds from the sale of conservation easements for $15,750,000, and $4,988,000 of proceeds from the sale of land. Included in the $13,649,000 capital expenditures during 2011 was $5,830,000 related to Centennial Founders, LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements. We also contributed $3,923,000 of capital to TMV and $534,000 to the Five West Parcel and 18-19 West joint ventures.

During 2010, we invested $33,568,000 compared to $11,423,000 in 2009. Our investments during 2010 are primarily related to marketable securities, water purchases, our active real estate projects, our farming division, and joint ventures. We invested $14,196,000 in property and equipment, of which $12,800,000 was invested in real estate projects. Of this amount, $7,600,000 was related to the Centennial Founders, LLC joint venture. The remaining amount of investment was related to infrastructure and building costs at TRCC and equipment and farm development costs. We also purchased 1,993 acre-feet of SWP water during the year and invested in additional banking water at a total cost of $11,981,000. We continue to believe water is a valuable long-term asset for our future needs and we will continue to evaluate and possibly invest in new water sources and water infrastructure in the future. Within our joint ventures we contributed $4,375,000 of capital to TMV and $219,000 to the Five-West Parcel and 18-19 West joint ventures. Our largest investment for the year was tied to the investment of a portion of the rights offering proceeds into short-term marketable securities for our use in the near-term future.

We anticipate that our capital investment requirements for 2012 could be as high as $28,000,000. These estimated investments include approximately $6,000,000 of infrastructure and entitlement investment for real estate development projects within TRCC, approximately $2,400,000 of investment within our operating segments and corporate operations for the replacement of equipment, and approximately $1,100,000 in new grape vineyard development within farming. The new farming development is a part of a new long-term farm management plan that provides for the replacement of older vineyards and orchards as production declines. In 2012, we expect to contribute approximately $14,500,000 to our various joint ventures, including Centennial Founders, LLC, and make an additional $4,000,000 investment in water assets. We continue to add to our current water assets and water infrastructure to help secure our ability to supply water to our farming and real estate activities and as a future investment, since we believe that the cost of water in California will continue to increase. Investments in water are expected to continue at varied levels in future years.

During 2011, financing activities provided $5,029,000 in cash, primarily as a result of proceeds from the exercise of stock options, partially offset by payroll taxes on issuance of restricted stock grants.

Financing activities generated net cash of $51,713,000 during 2010. The primary source of this increase in cash was the successful rights offering competed in June 2010. A portion of these funds were used to pay off the outstanding balance on our working line of credit. We currently have no outstanding balance on our line of credit. As discussed above, during the second quarter of 2010 we completed a rights offering. Under the terms of the rights offering, we distributed at no charge to the stockholders of the Company, one transferable subscription right for each share of Tejon common stock owned by such stockholders as of May 21, 2010, the record date. The rights offering also included an over subscription privilege, which entitled a stockholder who exercised all of its basic subscription rights the right to purchase additional shares of common stock that remained unsubscribed at the end of the rights offering period. At the completion of the rights offering we issued 2,608,735 shares of stock raising approximately $60,000,000 of new capital.

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

Capital Structure and Financial Condition. At December 31, 2011, total capitalization was $300,729,000, consisting of $290,000 of debt and $300,439,000 of equity and resulting in a debt-to-total-capitalization ratio of less than 1%, which is more than a 4% decline from the prior year’s debt-to-total-capitalization ratio.

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2011, had no outstanding balance. At the Company’s option, the interest rate on this line of credit floats at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above a selected LIBOR rate for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At December 31, 2011 our tangible net worth was $300,439,000 and liquid assets were $86,938,000. A portion of our farm acreage secures this line of credit. The outstanding long-term debt, less current portion of $37,000, is $253,000 at December 31, 2011. This debt is being used to provide long-term financing for a building being leased to Starbucks and the leased building and land secure the debt.

Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, sales of easements over our land, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. As noted above, we have $86,938,000 in cash and securities at December 31, 2011 and current availability on lines of credit to meet any short-term liquidity needs.

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

Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2011, to be paid over the next five years:

	Payments Due by Period ($ in thousands)
(in thousands)	Total	< 1 year	1-3 years	3-5 years	More than 5 years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$290	$37	$83	$95	$75
Interest on fixed rate debt	68	18	29	17	4
Line of credit commitment fees	30	30	—	—	—
Letter of credit commitment fees	33	33
Cash contract commitments	1,808	1,808	—	—	—
Tejon Conservancy advances	4,600	640	880	880	2,200

Total contractual obligations	$6,829	$2,566	$992	$992	$2,279

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

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space and average approximately $17,000 per month.

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

As discussed in Note 13 to the Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Any payments related to the supplemental executive retirement plan are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. During 2011, we made approximately $791,000 in pension plan contributions, compared to $880,000 in pension plan contributions in 2010. We estimate that we will contribute approximately $750,000 to the pension plan in 2012.

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to the CFDs.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1 -3 Years	4 -5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$2,189	$2,189	$—	$—	$—

Total other commercial commitments	$2,189	$2,189	$—	$—	$—

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

In connection with the sale of bonds there is a standby letter of credit for $4,584,000 related to the issuance of West CFD bonds and a standby letter of credit for $2,189,000 related to the issuance of East CFD bonds. The standby letters of credit are in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. These letters of credit will not be drawn upon unless the Company, as the largest landowner in each CFD, fails to make its property tax payments. The Company believes that the letters of credit will never be drawn upon. These letters of credit are for two-year periods of time and will be renewed in two-year intervals as necessary. The annual cost related to the letters of credit is approximately $100,000. In February 2012, two series of West CFD Bonds were refinanced to lower the interest rate. This refinancing allowed for the release of the above $4,584,000 letter of credit.

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

The Company has potential interest rate risk exposure on its line of credit, which as of December 31, 2011 had no outstanding balance. The Company does have some interest rate exposure related to its 2011 long-term debt currently outstanding. The line-of-credit interest rate can be tied to a LIBOR rate on a floating or fixed basis and the rate would change when that rate changes. The long-term debt ($290,000 as of December 31, 2011) has a fixed interest rate and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At December 31, 2011, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture, has an interest rate swap agreement with respect to $18,716,000 of its long-term debt to manage interest rate risk by converting floating-interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. As of December 31, 2011, the Company’s portion of the change in fair market value of the interest rate swap was a loss of $130,000.

Market risk related to our inventories ultimately depends on the value of the almonds, winegrapes, and pistachios at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with current customers and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal. Market risk related to our inventories is discussed below in commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present the related weighted-average interest rates by expected maturity dates of our marketable securities and debt obligations.

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2011

($ in thousands)

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 12/31/2011
Assets:
Marketable securities	$10,622	$25,756	$21,100	$10,686	$—	$—	$68,164	$68,566
Weighted average interest rate	3.19%	1.87%	1.47%	1.72%	—	—	1.86%
Liabilities:
Long-term debt	$37	$40	$43	$46	$49	$75	$290	$290
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

Commodity Price Exposure

We have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Inventories consist of farming and processing costs related to 2011 almond production and 2012 crop production. The farming costs inventoried are recorded as actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are often recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the accounts receivable outstanding at December 31, 2011, $5,239,000 is at risk to changing prices. Of that amount, $1,623,000 is attributable to almonds and $3,616,000 is attributable to pistachios. The comparable amounts of accounts receivable at

December 31, 2010 were $1,643,000 related to almonds and $6,543,000 related to pistachios. The price estimated for recording accounts receivable at December 31, 2011 was $1.75 per pound for almonds. For every $0.01 change in the price of almonds, our receivable for almonds changes by $9,000. Although the final price of almonds (and therefore the extent of the risk) is not presently known, over the last three years prices have averaged from $1.57 to $2.07. With respect to pistachios, the price estimated for recording the receivable was $2.17 per pound, so for each $0.01 change in the price of pistachios, our receivable changes by $17,000, and the range of final prices over the last three years for pistachios has been $1.91 to $2.75.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2012 Annual Meeting of Stockholders.

(b)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows aggregated information as of December 31, 2011 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2011, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 7 and Note 8 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options/grants	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Stock options granted	66,693	$27.32	423,289

Restricted stock grants and restricted stock units at target goal achievement	744,508	Final price determined at time of vesting	423,289

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:			Page Number

1.	Consolidated Financial Statements:

	1.1	Report of Independent Registered Public Accounting Firm	52

	1.2	Consolidated Balance Sheets – December 31, 2011 and 2010	53

	1.3	Consolidated Statements of Operations - Years Ended December 31, 2011, 2010 and 2009	54

	1.4	Consolidated Statement of Comprehensive Income (Loss) - Years Ended December 31, 2011, 2010, and 2009	55

	1.5	Consolidated Statements of Equity - Years Ended December 31, 2011, 2010, and 2009	56

	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2011, 2010, and 2009	57

	1.7	Notes to Consolidated Financial Statements	58

2.	Supplemental Financial Statement Schedules:

None.

3.	Exhibits:

	3.1	Restated Certificate of Incorporation	FN 1

	3.2	By-Laws	FN 1

	4.1	Form of First Additional Investment Right	FN 2

	4.2	Form of Second Additional Investment Right	FN 3

	4.3	Registration and Reimbursement Agreement	FN 11

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

	10.5	Petro Travel Plaza Operating Agreement	FN 5

	10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

	10.7	*Severance Agreement	FN 5

	10.8	*Director Compensation Plan	FN 5

	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 16

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated Stock Incentive Plan	FN 17

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 8

10.16	Form of Registration Rights Agreement	FN 9

10.17	*2004 Stock Incentive Program	FN 10

10.18	*Form of Restricted Stock Agreement	FN 10

10.19	*Form of Restricted Stock Unit Agreement	FN 10

10.23	Tejon Mountain Village LLC Operating Agreement	FN 12

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 13

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 18

21	List of Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.

FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 9	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 10	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 16	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 17	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 18	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.
(b)	Exhibits
The exhibits being filed with this report are attached at the end of this report.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

DATE: March 12, 2012	BY:	/s/ Robert A. Stine
Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

DATE: March 12, 2012	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ John L. Goolsby John L. Goolsby	Director	March 12, 2012

/s/ Barbara Grimm-Marshall Barbara Grimm-Marshall	Director	March 12, 2012

/s/ Norman Metcalfe Norman Metcalfe	Director	March 12, 2012

/s/ George G.C. Parker George G.C. Parker	Director	March 12, 2012

/s/ Kent Snyder Kent Snyder	Director	March 12, 2012

/s/ Geoffrey Stack Geoffrey Stack	Director	March 12, 2012

/s/ Robert A. Stine Robert A. Stine	Director	March 12, 2012

/s/ Michael H. Winer Michael H. Winer	Director	March 12, 2012

Annual Report on Form 10-K

Item 8, Item 15(a) (1) and (2), (b) and (c)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Certain Exhibits

Year Ended December 31, 2011

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

In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Tejon Ranch Co. and Subsidiaries

We have audited Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tejon Ranch Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tejon Ranch Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2011 of Tejon Ranch Co. and Subsidiaries and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tejon Ranch Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 12, 2012

Tejon Ranch Co. and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$18,372	$22,027
Marketable securities	68,566	48,985
Accounts receivable	7,832	9,812
Inventories	3,587	2,982
Prepaid expenses and other current assets	4,317	5,011
Deferred tax assets	1,099	—

Total current assets	103,773	88,817
Property and equipment, net	128,430	117,275
Investments in unconsolidated joint ventures	53,893	48,302
Long-term water assets	28,336	28,774
Long-term deferred tax assets	6,845	3,985
Other assets	699	938

Total assets	$321,976	$288,091

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$2,447	$2,187
Other accrued liabilities	3,074	1,334
Income taxes	2,484	—
Deferred income	2,125	601
Current portion of long-term debt	37	35

Total current liabilities	10,167	4,157
Long-term debt, less current portion	253	290
Long-term deferred gains	2,664	2,277
Other liabilities	5,474	3,196
Pension liability	2,979	1,519
Commitments and contingencies
Equity
Tejon Ranch Co. stockholders’ equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 19,975,706 in 2011 and 19,747,470 in 2010	9,988	9,874
Additional paid-in capital	194,273	183,816
Accumulated other comprehensive loss	(4,756)	(2,191)
Retained Earnings	61,109	45,215

Tejon Ranch Co.’s stockholders’ equity	260,614	236,714
Noncontrolling interest	39,825	39,938

Total equity	300,439	276,652

Total liabilities and equity	$321,976	$288,091

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31
	2011	2010	2009
Revenues:
Real estate - commercial/industrial	$25,952	$16,656	$14,996
Real estate - resort/residential	16,134	281	272
Farming	21,012	18,576	12,983

Total revenues	63,098	35,513	28,251
Costs and expenses:
Real estate - commercial/industrial	13,430	10,659	12,469
Real estate - resort/residential	3,942	3,089	4,443
Farming	12,575	10,914	11,804
Corporate expenses	12,277	5,612	7,311

Total expenses	42,224	30,274	36,027

Operating income (loss)	20,874	5,239	(7,776)
Other income (expense):
Investment income	1,260	979	1,640
Other	98	61	45
Interest expense	—	(9)	(70)

Total other income	1,358	1,031	1,615

Income (loss) from operations before equity in earnings of unconsolidated joint ventures	22,232	6,270	(6,161)
Equity in earnings of unconsolidated joint ventures, net	916	541	374

Income (loss) before income taxes	23,148	6,811	(5,787)
Income tax provision (benefit)	7,367	2,852	(2,354)

Net income (loss)	15,781	3,959	(3,433)
Net loss attributable to noncontrolling interests	(113)	(216)	(56)

Net income (loss) attributable to common stockholders	$15,894	$4,175	$(3,377)

Net income (loss) attributable to common stockholders
Basic	$0.80	$0.23	$(0.19)

Diluted	$0.80	$0.22	$(0.19)

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

	Year Ended December 31
	2011	2010	2009
Net income (loss)	$15,781	$3,959	$(3,433)
Other comprehensive income (loss):
Unrealized gains (losses) on a available for sale securities	(82)	(3)	1,874
Benefit plan adjustments	(2,574)	(505)	(573)
SERP liability adjustment	(1,825)	578	110
Equity in other comprehensive income of unconsolidated joint venture	217	(108)	(256)

Other comprehensive income (loss) before taxes	(4,264)	(38)	1,155
Provisions for income taxes related to other comprehensive income (loss) items	1,699	(2)	(509)

Other comprehensive income (loss)	(2,565)	(40)	646
Comprehensive income (loss)	13,216	3,919	(2,787)
Comprehensive income (loss) attributable to non-controlling interests	113	216	56

Comprehensive income (loss) attributable to common stockholders	$13,329	$4,135	$(2,731)

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Equity

($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tejon Ranch Co.’s Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance, December 31, 2008	16,986,770	8,493	123,193	(2,797)	44,417	173,306	—	173,306
Net loss	—	—	—	—	(3,377)	(3,377)	(56)	(3,433)
Changes in unrealized losses on available-for-sale securities, net of taxes of $746	—	—	—	1,128	—	1,128	—	1,128
Benefit plan adjustments, net of taxes of $179	—	—	—	(394)	—	(394)	—	(394)
SERP liability adjustment, net of taxes $44	—	—	—	66	—	66	—	66
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $102	—	—	—	(154)	—	(154)	—	(154)
Exercise of stock options and no related tax benefit	11,858	6	235	—	—	241	—	241
Restricted stock issuance	26,636	13	(13)	—	—	—	—	—
Stock compensation	—	—	3,557	—	—	3,557	—	3,557
Shares withheld for taxes	(5,836)	(3)	(143)	—	—	(146)	—	(146)
Noncontrolling interest	—	—	—	—	—	—	40,210	40,210

Balance, December 31, 2009	17,019,428	8,509	126,829	(2,151)	41,040	174,227	40,154	214,381
Net income	—	—	—	—	4,175	4,175	(216)	3,959
Changes in unrealized losses on available-for-sale securities, net of taxes of $1	—	—	—	(2)		(2)		(2)
Benefit plan adjustments, net of taxes of $206	—	—	—	(299)	—	(299)	—	(299)
SERP liability adjustment, net of taxes $248	—	—	—	330	—	330	—	330
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $39	—	—	—	(69)	—	(69)	—	(69)
Rights Offering, net expenses	2,608,735	1,306	58,454	—	—	59,760	—	59,760
Exercise of stock options and related tax benefit of $204	78,894	39	1,960	—	—	1,999	—	1,999
Restricted stock issuance	56,131	28	(28)	—	—	—	—	—
Stock compensation	—	—	(2,944)	—	—	(2,944)	—	(2,944)
Shares withheld for taxes	(15,718)	(8)	(455)	—	—	(463)	—	(463)

Balance, December 31, 2010	19,747,470	9,874	183,816	(2,191)	45,215	236,714	39,938	276,652
Net income	—	—	—	—	15,894	15,894	(113)	15,781
Changes in unrealized losses on available-for-sale securities, net of taxes of $33	—	—	—	(49)		(49)		(49)
Benefit plan adjustments, net of taxes of $1,026	—	—	—	(1,548)	—	(1,548)	—	(1,548)
SERP liability adjustment, net of taxes $727	—	—	—	(1,098)	—	(1,098)	—	(1,098)
Equity in other comprehensive income of unconsolidated joint venture, net of taxes of $87	—	—	—	130	—	130	—	130
Rights Offering, net expenses				—	—	—	—	—
Exercise of stock options and related tax benefit of $634	205,165	103	5,773	—	—	5,876	—	5,876
Restricted stock issuance	52,069	26	(26)	—	—	—	—	—
Stock compensation	—	—	5,507	—	—	5,507	—	5,507
Shares withheld for taxes	(28,998)	(15)	(797)	—	—	(812)	—	(812)

Balance, December 31, 2011	19,975,706	9,988	194,273	(4,756)	61,109	260,614	39,825	300,439

See accompanying notes.

Tejon Ranch Co. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31
	2011	2010	2009
Operating Activities
Net income (loss)	$15,781	$3,959	$(3,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,270	2,317	3,122
Deferred income taxes	(162)	(1,351)	(1,072)
Gain from sale of real estate	(4,058)	(559)	—
Gain from sale of easements	(15,750)	—	—
Non-cash straight line rent income	60	145	153
Non-cash expense of retirement plans	528	800	900
(Gain) loss on sales of assets/investments	—	—	(114)
Fair market value adjustments	—	—	113
Equity in (earnings) losses of unconsolidated joint ventures, net	(916)	(541)	(374)
Pension funding over expense	—	—	—
Amortization of stock compensation expense (reversal)	5,340	(2,944)	3,557
Excess tax benefit from stock-based compensation	(634)	(227)	—
Abandonment expense	—	—	662
Distribution of earnings from joint ventures	—	1,440	—
Changes in current assets and current liabilities:
Receivable, inventories, and other current assets	2,510	(201)	(135)
Current Liabilities, net	2,515	361	(2,018)

Net cash provided by operating activities	9,484	3,199	1,361
Investing Activities
Maturities of marketable securities	19,143	15,720	38,400
Funds invested in marketable securities	(39,448)	(34,751)	(14,876)
Reimbursement proceeds Kern County - Laval Interchange	—	1,613	—
Reimbursement proceeds from community facilities district	—	10,860	2,007
Proceeds from sale of real estate	4,988	604	—
Proceeds from sale of easements	15,750
Distribution of equity from joint ventures	—	4,100	1,866
Property and equipment expenditures	(13,649)	(14,196)	(20,925)
Investments in long-term water assets	—	(11,981)	(3,899)
Investment in unconsolidated joint ventures	(4,457)	(4,594)	(12,837)
Other	(495)	(943)	(1,159)

Net cash used in investing activities	(18,168)	(33,568)	(11,423)
Financing Activities
Payments on short-term debt	—	(16,400)	(10,500)
Borrowing of short-term debt	—	6,850	17,300
Repayment of long-term debt	(35)	(33)	(30)
Net proceeds from rights offering	—	59,760	—
Excess tax benefit from stock-based compensation	—	—	—
Exercise of stock options	5,876	1,999	241
Taxes on vested stock grant	(812)	(463)	(146)

Net cash provided by financing activities	5,029	51,713	6,865
Increase (decrease) in cash and cash equivalents	(3,655)	21,344	(3,197)
Cash and cash equivalents at beginning of year	22,027	683	3,880

Cash and cash equivalents at end of year	$18,372	$22,027	$683

Supplemental Cash Flow Information
Interest paid (net of amounts capitalized)	$—	$9	$70

Taxes paid (net of refunds)	$5,002	$875	$(661)

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tejon Ranch Co. and the accounts of all subsidiaries and investments in which a controlling interest is held by Tejon Ranch Co., or the Company. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. The carrying amount for cash equivalents approximates fair value.

Marketable Securities

The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Company classifies all marketable securities as available-for-sale. These are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity.

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

During 2011, the Company changed how it categorizes amounts within the fair value hierarchy and thus, the amounts now reported as level 2 fair value instruments at December 31, 2010 were previously shown as level 1 and have been reclassified.

Credit Risk

The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at their estimated fair values in the consolidated balance sheets.

In 2011 and 2010, Stockdale Oil and Gas, an oil and gas leaseholder, accounted for 12% and 11%, respectively, of our revenues from continuing operations. In 2009 Calpine, a tenant who leases land for a power plant, accounted for 12% of the Company’s revenues.

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

Long Term Water Assets

Long-term purchased water contracts are in place with the Tulare Lake Basin Water Storage District and the Dudley Ridge Water Storage District. These contracts provide the Company with the right to receive water over the term of the contracts that expire in 2035. The purchase price of these contracts is being amortized on the straight-line basis over their contractual life. Water contracts with the Wheeler Ridge Maricopa Water Storage District and the Tejon-Castac Water District are also in place, but were entered into with each district at inception and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts.

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

At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $1,882,000 in 2011, $1,144,000 in 2010, and $579,000 in 2009. The adjustment for 2011 includes $1,335,000 related to pistachios due to improving prices related to an aggressive industry marketing campaign, it also includes $531,000 from almonds due to increased demand which pushed almond prices higher. The adjustment for 2010 includes $823,000 related to pistachios due to an improving price market resulting from low industry inventories, and $287,000 from almonds as increased demand pushed prices higher. The adjustment in 2009 was due to $252,000 in additional bonus payments and price adjustments on pistachios and $327,000 in adjustments related to almonds as prices continued to increase prior to the contract settlement.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2011, 2010, and 2009, no such withholding was mandated.

Common Stock Options and Grants

The Company follows ASC 718, “Compensation – Stock Compensation” in accounting for stock incentive plans using the fair value method of accounting.

The estimated fair value of the restricted stock grants and restricted stock units are expensed over the expected vesting period. For performance based grants the Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company updates its estimates and reflects any changes to the estimate in the statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during the year, (19,890,838 in 2011, 18,515,958 in 2010, and 17,459,293 in 2009). Diluted net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and the vesting of restricted stock grants per ASC 260, “Earnings Per Share”, (19,955,260 in 2011, 18,571,307 in 2010, and 17,554,384 in 2009). The weighted-average additional number of shares relating to dilutive stock options and grants was 64,422, in 2011, 55,349 in 2010, and 95,091 in 2009. For 2009, diluted net loss per share from continuing operations is based on the weighted-average number of shares of common stock outstanding because the impact of stock options and unvested stock grants is antidilutive.

Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the

Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2011 and 2010, management of the Company believes that none of its assets are impaired.

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

Royalty Income

Royalty revenues are contractually defined as to the percentage of royalty and are tied to production and market prices. The Company’s royalty arrangements generally require payment on a monthly basis with the payment based on the previous month’s activity. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Oil and gas royalty percentages averaged approximately 13% in 2011.

Rental Income

Minimum rent revenues are generally recognized on a straight-line basis over the respective initial lease term unless there is considerable risk as to collectability.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2011 or 2010.

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

New Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us means the first quarter of 2012. In December 2011, the FASB issued ASU No. 2011-12 which effectively deferred those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. We adopted ASU 2011-05 during the fourth quarter of 2011, and it did not have a material effect on our financial position or results of operations, as it only affects presentation.

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

The following is a summary of available-for-sale securities at December 31:

		2011		2010
($ in thousands)	Fair Value Hierarchy	Cost	Fair Value	Cost	Estimated Fair Value
Marketable Securities:
Certificates of deposit
with unrecognized losses for less than 12 months		$3,646	$3,605	$1,040	$1,034
with unrecognized gains		3,525	3,551	4,338	4,392

Total Certificates of deposit	Level 1	7,171	7,156	5,378	5,426

US Treasury and agency notes
with unrecognized losses for less than 12 months		4,352	4,338	12,500	12,441
with unrecognized losses for more than 12 months		1,002	1,000	124	124

with unrecognized gains		16,479	16,660	7,211	7,342

Total US Treasury and agency notes	Level 2	21,833	21,998	19,835	19,907
Corporate notes
with unrecognized losses for less than 12 months		9,230	9,098	5,135	5,077
with unrecognized losses for more than 12 months		1,539	1,494	—	—
with unrecognized gains		19,369	19,738	12,526	12,952

Total Corporate notes	Level 2	30,138	30,330	17,661	18,029

Municipal notes
with unrecognized losses for less than 12 months		1,177	1,165	2,588	2,543

with unrecognized losses for more than 12 months		881	873	—	—

with unrecognized gains		6,964	7,044	3,038	3,080

Total Municipal notes	Level 2	9,022	9,082	5,626	5,623

		$68,164	$68,566	$48,500	$48,985

At December 31, 2011 and 2010, the carrying value of cash and cash equivalents approximated market value.

The Company follows the provisions of ASC 320 “Investments – Debt and Equity Securities” which amended the recognition requirements for other-than-temporary impairment for debt securities. We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss, which is recognized through other comprehensive income.

At December 31, 2011, the fair market value of investment securities exceeded the cost basis by $402,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. During 2011 and 2010, no other-than-temporary impairments were recorded. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

For the year ended December 31, 2009, we recognized $113,000 of impairment losses in our statement of operations. These impaired securities were subsequently sold during 2009 at a gain, which fully offset the previously recognized impairment losses.

As of December 31, 2011, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects decrease in the market value of available-for-sale securities of $49,000, which is net of taxes of $34,000.

As of December 31, 2011, the Company’s gross unrealized holding gains equal $655,000 and gross unrealized holding losses equal $253,000. On December 31, 2011, the average maturity of certificates of deposits was 2.8 years, the average maturity of U.S. Treasury and agency securities was 2.1 years, the average maturity of corporate notes was 2.6 years and the average maturity of municipal notes was 2.7 years. Currently, the Company has no securities with a remaining term to maturity of greater than four years.

The following table summarizes the maturities, at par, of marketable securities by year ($ in thousands):

At December 31, 2011	2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,536	$1,255	$1,627	$2,526	$—	$6,944
U.S. Treasury and agency notes	4,734	10,285	5,856	936	—	$21,811
Corporate notes	3,450	11,231	8,923	5,584	—	$29,188
Municipal notes	860	2,505	4,145	1,160	—	$8,670

	$10,580	$25,276	$20,551	$10,206	$—	$66,613

At December 31, 2010	2011	2012	2013	2014	2015	Total
Certificates of deposit	$2,234	$1,547	$1,168	$286	$—	$5,235
U.S. Treasury and agency notes	3,516	4,734	8,535	1,969	980	$19,734
Corporate notes	3,203	3,200	7,348	2,804	600	$17,155
Municipal notes	930	910	1,750	1,840	—	$5,430

	$9,883	$10,391	$18,801	$6,899	$1,580	$47,554

The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

3.	INVENTORIES

Inventories consist of the following at December 31:

($ in thousands)	2011	2010
Farming inventories	$3,423	$2,801
Other	164	181

	$ 3,587	$ 2,982

Farming inventories consist of costs incurred during the current year related to the next year’s crop as well as any current year’s unsold product and farming chemicals.

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2011	2010
Land and land improvements	$14,385	$14,154
Buildings and improvements	12,209	10,420
Machinery, water pipelines, furniture fixtures and other equipment	11,828	11,269
Vineyards and orchards	35,749	35,400
Development in process	94,659	84,078

	168,830	155,321
Less accumulated depreciation	(40,400)	(38,046)

	$128,430	$117,275

During 2011, we recognized $4,340,000 of revenue and $4,058,000 gain related to a land sale of $4,988,000 that closed in December 2011 and deferred $648,000 of revenue to 2012 when offsite infrastructure related to the land sale will be completed. We fully recognized the revenues from all land sales in 2010, as none of the requirements for deferral of revenue were present. There were no land sales in 2009.

The Company received $10,860,000 in 2010 and $2,007,000 in 2009 of reimbursement from the Community Facilities District bond fund. The Company received no reimbursements during 2011. These proceeds were for public infrastructure improvements the Company had constructed related to the Tejon Ranch Commerce Center and were reflected as a reduction to development in process.

5.	LONG-TERM WATER ASSETS

Long-term assets consist of water and water contracts held for future use or sale. 6,700 acre-feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency as well as an approximate 8,900 acre feet of water in AVEK’s water bank. An additional 14,786 acre-feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds State Water Project, or SWP, contracts for 3,444 acre-feet of water with the Tulare Water Storage District and the Dudley-Ridge Water Storage District to supply water through 2035. These purchased contracts are being amortized using the straight-line method over that period. Annual amortization for the next five years will be $708,000 per year. Water assets consist of the following at December 31:

($ in thousands)	2011	2010
Banked water and water for future delivery	$3,546	$2,600
Transferable water	8,988	8,985
SWP Contracts (net of accumulated amortization of $1,317,000 and $378,000 at December 31, 2011 and 2010, respectively)	16,510	17,189

Total water assets	29,044	28,774
Less: current portion	(708)	—

Long-term water assets	$28,366	$28,774

6.	SHORT-TERM AND LONG-TERM DEBT

The Company had no outstanding balance on its line of credit at December 31, 2011 and December 31, 2010.

Long-term debt consists of the following at December 31:

($ in thousands)	2011	2010
Note payable to a bank	$290	$325
Less current portion	(37)	(35)

	$253	$290

We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2011, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $175,000,000 and liquid assets of not less than $25,000,000. At December 31, 2011 our tangible net worth was $300,439,000 and liquid assets were $86,938,000. A portion of our farm acreage secures this line of credit. The outstanding long-term debt, less current portion of $37,000, is $253,000 at December 31, 2011. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land, which has a book value of $337,000. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.

Interest incurred and paid was $178,000, $180,000, and $306,000, for the years ended December 31, 2011, 2010, and 2009, respectively. The Company’s capitalized interest costs were $178,000, $171,000, and $236,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

Maturities of long-term debt at December 31, 2011 are $37,000 in 2012, $40,000 in 2013, $40,000 in 2014, $46,000 in 2015, $49,000 in 2016, and $75,000 thereafter. This maturity schedule reflects the payments related to both the long-term debt and the current portion of long-term debt.

7.	STOCK OPTION PLAN

The Company’s Stock Incentive Plan provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of the Company’s common stock. Since the initial adoption of the 1998 Stock Incentive Plan through December 31, 2011, the Company has granted options to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, 1,077,792 of which have been exercised or forfeited, leaving 51,500 granted options outstanding at December 31, 2011. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the initial adoption of the NDSI Plan through December 31, 2011, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 68,325 options have been exercised or forfeited, leaving 15,193 granted options outstanding at December 31, 2011.

There were no options granted during 2011, 2010 or 2009 under either the Stock Incentive Plan or the NDSI Plan.

Exercise prices for all options outstanding as of December 31, 2011 ranged from $24.49 to $27.90. The weighted-average remaining contractual life of those options is approximately one year. None of the options granted under the 1998 Plan or the NDSI Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the years ended December 31:

	2011		2010		2009
	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share	Options	Weighted- Average Exercise Prices Per Share
Outstanding beginning of year	271,858	$25.97	354,294	$25.18	502,621	$24.26
Granted			—	—	—	—
Exercised	(205,165)	(25.57)	(78,894)	(22.47)	(11,858)	(20.30)
Forfeited/Cancelled	—	—	(3,542)	(24.71)	(136,469)	(23.17)

Outstanding end of year	66,693	$27.32	271,858	$25.97	354,294	$25.18

Options exercisable end of year	66,693	$27.32	271,858	$25.97	354,294	$25.18

As of December 31, 2011, there is no unrecognized compensation cost related to stock options. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1,628,000, $628,000, and $34,000, respectively. As of December 31, 2011, there were 66,693 options vested and exercisable with a weighted-average exercise price of $27.32, aggregate intrinsic value of $0, and a weighted-average remaining contractual life of one year.

There was no compensation cost related to stock option arrangements recognized in income for the years ended December 31, 2011, 2010, and 2009. No stock option payment compensation costs were capitalized during this period.

8.	STOCK COMPENSATION PLAN

The Stock Incentive Plan, provides for the making of stock grant awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. The Company has issued 167,561 shares of restricted stock that vest over four-year periods of time and of this amount 99,061 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 98,702 for threshold performance, 676,008 shares for target performance, and 995,132 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities.

The following table is a summary of the Company’s stock grant activity assuming target achievement for performance grants for the years ended December 31:

	2011	2010	2009
Stock Grants Outstanding Beginning of Year	782,087	467,110	418,831
New Stock Grants	64,679	665,719	62,513
Vested Grants	(36,980)	(56,409)	(3,725)
Expired/Forfeited Grants	(65,278)	(294,333)	(10,509)

Stock Grants Outstanding End of Year	744,508	782,087	467,110

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

For the year ended December 31, 2011 there was expense relating to employee stock compensation of $5,182,000. For the year ended December 31, 2010, there was a net reversal of expense of $3,269,000. At December 31, 2011, the Company had unamortized costs of $12,435,000 related to time grants and performance grants with a weighted average amortization period of approximately 36 months. There was $17,382,000 of amortized costs related to time grants and performance grants at December 31, 2010, with a 49 month weighted average amortization period.

During 2011, we determined that the estimate of achievement of the 2010 performance grants tied to the achievement of cash flow objectives would move from target to maximum achievement. We also adjusted one of the performance milestone grant estimates from maximum achievement to target achievement during the fourth quarter due to the timing of release of the Centennial draft EIR. Also during the fourth quarter adjustments were made as to the expensing of annual incentive stock bonus grants for Mr. Stine. We now expense all of the cost related to these annual stock grants at time of grant due to Mr. Stine receiving any unvested shares immediately at time of retirement. All of these changes resulted in a net increase in expense and a reduction of pre-tax income of approximately $196,000. During 2010, the Compensation Committee of the Board of Directors elected to modify selected outstanding and unvested milestone performance shares. The effect of this modification resulted in the reversal of prior stock compensation expense of $6,327,000. During 2009, it was determined that certain performance conditions related to cash flow and milestone goals would not be achieved and the related cumulative compensation cost previously recorded for these awards was reversed. The impact of these changes resulted in a reduction in expense and increases in pretax income of $369,000.

Under the Board of Directors’ compensation plan, each director receives their annual compensation in stock. Under this plan, 69,557 shares of stock have been granted since the plan was adopted. Total expenses relating to director stock compensation during the year ended December 31, 2011 was $325,000. There was also $325,000 of total expenses related to this plan for the year ended December 31, 2010.

9.	INTEREST RATE RISK MANAGEMENT

At December 31, 2011, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $18,716,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. The joint venture accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures. As of December 31, 2011 and 2010, the Company’s portion of the fair market value of the interest rate swap was a loss of $93,000 and $223,000, respectively.

10.	INCOME TAXES

The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision (benefit) for income taxes consists of the following at December 31:

($ in thousands)	2011	2010	2009
Total provision (benefit):	$7,367	$2,852	$(2,354)

Federal:
Current	$6,812	169	(923)
Deferred	(1,233)	2,055	(909)

	5,579	2,224	(1,832)
State:
Current	2,133	112	71
Deferred	(345)	516	(593)

	1,788	628	(522)

	$7,367	$2,852	$(2,354)

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to income before taxes are as follows for the years ended December 31:

($ in thousands)	2011	2010	2009
Income tax (benefit) at statutory rate	$7,909	$2,389	$(1,968)
State income taxes, net of Federal benefit	1,180	384	(351)
Oil and mineral depletion	(552)	(275)	(250)
Land contribution	—	—	750
Valuation allowance - land contribution	(595)	—	(750)
Other, net	(575)	354	215

Total provision (benefit)	$7,367	$2,852	$(2,354)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2011	2010
Deferred income tax assets:
Accrued expenses	$222	$226
Deferred revenues	829	271
Capitalization of costs	1,746	1,424
Pension adjustment	3,660	1,494
Stock grant expense	6,955	5,554
State deferred taxes	761	—
Book deferred gains	963	963
Provision for additional capitalized costs	1,210	1,003
Charitable contributions carryforward	—	892
Other	382	922

Total deferred income tax assets	16,728	12,749

Deferred income tax liabilities:
Deferred gains	1,390	1,390
Depreciation	2,504	2,469
Cost of sales allocations	1,252	1,252
Joint venture allocations	1,054	560
Straight line rent	1,117	1,142
Prepaid expenses	189	98
State deferred taxes	574	406
Other	704	697

Total deferred income tax liabilities	8,784	8,014

Net deferred income tax asset	7,944	4,735

Allowance for deferred tax assets	—	(750)

Net deferred taxes	$7,944	$3,985

The net current and non-current deferred tax assets for 2011 and 2010 are included separately on the face of the balance sheet. Due to the nature of most of our deferred tax assets, the Company believes they will be used through operations in future years and an allowance is not necessary.

During 2011 and 2010, the Company recognized certain net tax benefits related to stock option plans in the amount of $634,000 and $204,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital.

The Company made total income tax payments of $6,600,000 in 2011 and $875,000 during 2010 that was related primarily to the settlement of a tax audit. The Company received $1,598,000 federal refund in 2011. The Company made no income tax payments during 2009, but received combined federal and state tax refunds related to 2008 in the amount of $661,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. During 2010, the Company paid approximately $137,000 in interest costs related to the settlement of a tax audit. The Company recognized accrued interest of $71,000 related to unrecognized tax benefits during year ended December 31, 2009 and penalties of $8,000 during the year.

The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. At December 31, 2009, there were $490,000 of unrecognized tax benefits that relate to tax positions of prior years. During 2010, the Internal Revenue Service, or “IRS,” concluded an examination of the Company’s federal income tax returns for 2005, 2006 and 2007. The IRS proposed certain adjustments stemming from the timing of deductions taken for certain costs which the Company expensed when incurred and which the IRS contends should be capitalized and deducted in a later tax period. Management evaluated the proposed adjustments and disagreed with the position taken by the IRS. During October 2010, the Company reached a settlement with the IRS San Francisco Appeals Office. The settlement resulted in the capitalization of costs in 2005 and 2006 to our development projects. Settlement costs of approximately $875,000 related to increased tax payments for 2006 and 2005 were made during the fourth quarter of 2010. Tax years from 2006 to 2010 remain subject to examination by the Federal and California State taxing authorities.

11.	LEASES

The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The cost and accumulated depreciation of buildings and improvements subject to such leases were $6,047,000 and $3,656,000, respectively, at December 31, 2011. Income from commercial rents included in real estate revenue, excluding percentage rents based on sales revenues, was $4,620,000 in 2011, $4,494,000 in 2010, and $4,648,000 in 2009. Contingent commercial payments were $310,000, $443,000, and $628,000, for 2011, 2010, and 2009, respectively. Future minimum rental income on non-cancelable operating leases as of December 31, 2011 is $4,053,000 in 2012, $3,761,000 in 2013, $3,710,000 in 2014, $3,693,000 in 2015, $3,568,000 in 2016, and $27,011,000 for years thereafter.

12.	COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres (unaudited) of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated minimum payments for 2012 are $2,500,000 before any potential credits are received, whether or not water is available or is used. Total payments made under these contracts were approximately $2,223,000 in 2011, $2,851,000 in 2010, and $2,624,000 in 2009.

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

In connection with the sale of bonds there is a standby letter of credit for $4,584,000 related to the issuance of West CFD bonds and a standby letter of credit for $2,189,000 related to the issuance of East CFD bonds. The standby letters of credit are in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. These letters of credit will not be drawn upon unless the Company, as the largest landowner in each CFD, fails to make its property tax payments. The Company believes that the letters of credit will never be drawn upon. These letters of credit are for two-year periods of time and will be renewed in two-year intervals as necessary. The annual cost related to the letters of credit is approximately $100,000. In February 2012, two series of West CFD Bonds were refinanced to lower the interest rate, this refinancing allows for the release of the above $4,584,000 letter of credit.

The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC West development. At this time there are no additional reimbursement funds remaining from the West CFD bonds or East CFD bonds for reimbursement of cost. During September 2010 the Company received approximately $10,860,000 of reimbursement related to TRCC-East infrastructure. During 2009, the Company received $2,007,000 of reimbursements related to TRCC-West infrastructure. There were no reimbursements related to infrastructure received in 2011. During 2011, the Company paid approximately $1,061,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is correspondingly reduced. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. As development and land and building values increase around TRCC-West, the Company may be able to have up to approximately 1,400 acres released from the West CFD lien. During February 2012, TRPFFA refinanced approximately $22,500,000 of bonds within the West CFD. This refinancing, due to values in the West CFD and changes to bond requirements, allows the Company to be released from the requirement to provide a letter of credit and also allows the CFD to meet the value test for release of approximately 1,400 acres of the Company’s land from West CFD liens.

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

The action alleged that the County failed to properly follow the procedures and requirements of CEQA including failure to identify, analyze and mitigate impacts to air quality, biological resources, hydrology and water quality, traffic, cultural resources, hazards, and failure to adequately describe the project and the environmental setting. The action also alleged that the County violated the Planning and Zoning Law and the Kern County General Plan. With these allegations the plaintiff is attempting to get the EIR approval from Kern County overturned.

On November 5, 2010, Kern County Superior Court Judge Kenneth Twisselman ruled in favor of Kern County, the Company, and its development partner DMB Associates, Inc., when he found that the County had properly analyzed and evaluated the environmental effects of TMV. In his ruling, Judge Twisselman rejected claims made by the above listed plaintiffs. On February 8, 2011, CBD appealed the Court’s decision. On June 17, 2011 CBD filed its appeal documents for the Court’s review. Our response to the plaintiff’s documents was filed August 16, 2011. CBD filed its final reply brief with the court on September 20, 2011. Thereafter, Kern County and the Company filed a joint motion to strike certain portions of CBD’s briefs on the grounds that they had not been previously raised. The Court of Appeal has indicated that it will rule on the motion after a panel has been assigned to the appeal, which has not yet occurred. On January 27, 2012, the Company’s counsel received notification from the Court of Appeal that the appeal would be decided without oral argument unless requested by any party. The oral argument of CBD’s appeal is scheduled on March 21, 2012.

On November 10, 2009, an additional suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by an alleged representative of the “Kawaiisu Tribe” alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United

States Supreme Court found against the Indian tribes. On January 24, 2011, the Company received a ruling by Judge Wanger, which dismissed all claims against the Company, TMV, the County and the federal defendants. However, the judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint. During April, 2011, the plaintiff amended his complaint and refiled a suit against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July 2011 related to the amended complaint. Thereafter, the case was reassigned to Judge McAuliffe. On January 18, 2012, the court issued an order again dismissing the plaintiffs’ claims for failure to state a cause of action and/or for lack of jurisdiction, but allowing the plaintiff one more opportunity to state certain land claims provided plaintiff files an amended complaint on or before February 17, 2012. The court then granted plaintiff an extension until March 19, 2012 to file an amended complaint. It appears likely that plaintiff will file such a complaint prior to the court imposed deadline. The court also indicated that it is considering dismissing the case due to the lack of federal recognition of the “Kawaiisu Tribe”. The Company believes that a negative outcome on either case is remote at this time and the monetary impact of an adverse, if any, claim also cannot be estimated at this time.

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

Antelope Valley Groundwater Cases

On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land. Three phases of a multi-phase trial have been completed. Upon completion of the third phase the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The court is currently encouraging mediation sessions to settle remaining regional issues, such as groundwater pumping allocations and appointment of a regional water master. Several such mediation sessions have occurred, the most recent of which was January 25 and 26, 2012. Further mediation sessions are also planned. It is too early to ascertain what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company’s needs will continue to be available for its use regardless of the outcome of this case.

State Water Resources Control Board Lawsuit

On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. Counsel for TA and the Company have worked with the California Attorney General to change the venue of the lawsuit to Merced County, and on September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the law suit, without prejudice. The parties are currently engaged in the discovery process, but at this point the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

Water Bank Lawsuits

On June 3, 2010, Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original EIR for the Monterey Amendments was determined to be insufficient in a lawsuit, and the current lawsuit challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other legal allegations, the current lawsuit also challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to various Kern County interests, including TCWD, which has a 2% interest in the KWB. A parallel lawsuit was also filed against Kern County Water Agency, also naming the Company and TCWD as real parties in interest. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

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

Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The following accumulated benefit information is as of December 31:

($ in thousands)	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$7,110	$5,896
Service cost	251	239
Interest cost	384	316
Actuarial gain/assumption changes	1,591	877
Benefits paid	(635)	(218)

Benefit obligation at end of year	$8,701	$7,110

Accumulated benefit obligation at end of year	$7,659	$6,324

Change in Plan Assets
Fair value of plan assets at beginning of year	$5,591	$4,442
Actual return on plan assets	26	528
Employer contribution	791	880
Benefits/expenses paid	(686)	(259)

Fair value of plan assets at end of year	$5,722	$5,591

Funded status - liability	$(2,979)	$(1,519)

	2011	2010
Amounts recorded in equity
Net actuarial (gain)	$(3,236)	$(3,470)
Prior service cost	205	234

Total amount recorded	$(3,031)	$(3,236)

Amount recorded, net taxes	$(1,819)	$(1,922)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2011 and 2010 include the following components:

	2011	2010
Net (gain) loss	$(537)	$(691)
Recognition of net actuarial gain or (loss)	249	215
Recognized prior service cost	(29)	(29)

Total changes	$(317)	$(505)

Changes, net of taxes	$(127)	$(299)

The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$249
Amortization prior service cost	$(29)

At December 31, 2011 and 2010 the Company has a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there were no additional transition impacts upon implementation of a year-end measurement date for plan assets as required by FASB 158 for fiscal years ending after December 15, 2008. For 2012, the Company is estimating that contributions to the pension plan will be approximately $750,000. Based on actuarial estimates, it is expected that annual benefit payments will be $150,000 in 2012, $201,000 in 2013, $217,000 in 2014, $274,000 in 2015, $376,000 in 2016, and $2,064,000 for years 2017 through 2020.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt, and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the target to take advantage of market conditions. At December 31, 2011, the investment mix was 66% equity, 29% debt, and 5% money markets. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds, and international stock funds. Debt investments consist of U.S. Treasury securities and investment-grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 4.4% and 3.5% for 2011, 5.5% and 3% for 2010, and 6% and 3% in 2009. The expected long-term rate of return on plan assets was 7.5% for all years. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. The fair value of plan assets is determined using level one and level two indicators, which are determined based on quoted market prices in active markets for the securities or from quoted prices for similar assets in active markets. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2011	2010
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$190	$400
Collective Funds	Level 2	2,619	3,098
Treasury/Corporate Notes	Level 2	1,263	785
Corporate Equities	Level 1	1,650	1,308

		$5,722	$5,591

Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2011	2010	2009
Cost components:
Service cost	$(251)	$(239)	$(260)
Interest cost	(384)	(316)	(273)
Expected return on plan assets	446	342	266
Net amortization and deferral	(220)	(186)	(140)

Total net periodic pension cost	$(409)	$(399)	$(407)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The following SERP benefit information is as of December 31:

($ in thousands)	2011	2010
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$3,196	$3,325
Service cost	172	223
Interest cost	215	226
Actuarial gain/assumption changes	1,891	(578)

Benefit obligation at end of year	$5,474	$3,196

Accumulated benefit obligation at end of year	$5,317	$3,747

Funded status - liability	(5,474)	(3,196)

	2011	2010
Amounts recorded in stockholders’ equity
Net actuarial (gain)	$1,825	$(578)
Prior service cost	—	—

Total amount recorded	$1,825	$(578)

Amount recorded, net taxes	$1,098	$(330)

Other changes in benefit obligations recognized in other comprehensive income for 2011 and 2010 include the following components:

	2011	2010
Net (gain) loss	$1,170	$(578)
Recognition of net actuarial gain or (loss)	(66)	—
Recognized prior service cost	—	—

Total changes	$1,104	$(578)

Changes, net of taxes	$662	$(330)

The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$66

Based on actuarial estimates, it is expected that annual benefit payments will be $411,000 in 2012, $406,000 in 2013, $401,000 in 2014, $396,000 in 2015, $390,000 in 2016, and $1,845,152 for years 2017 through 2020.

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 3.95% and 3.5% for 2011, 5.5% and 3% for 2010, and 6% and 3% in 2009.

Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2011	2010	2009
Cost components:
Service cost	$(172)	$(223)	$(280)
Interest cost	(215)	(226)	(299)
Net amortization and deferral	(66)	—	—

Total net periodic pension cost	$(453)	$(449)	$(579)

The Company also provides a 401(k) plan to its employees and contributed $75,000 to the plan for 2011 and $84,000 to the plan for 2010.

14.	BUSINESS SEGMENTS

We currently operate in three business segments: commercial/industrial real estate development and services; resort/residential real estate development; and farming.

Information pertaining to operating results of the Company’s business segments follows for each of the years ended December 31:

($ in thousands)	2011	2010	2009
Revenues
Real estate - commercial/industrial	$25,952	$16,656	$14,996
Real estate - resort/residential	16,134	281	272
Farming	21,012	18,576	12,983

Segment revenues	63,098	35,513	28,251
Investment income	1,260	979	1,640
Other income	98	61	45

Total revenues	$64,456	$36,553	$29,936

Segment Profits (Losses) and Income (Loss) Before Taxes
Real estate - commercial/industrial	$12,522	$5,997	$2,527
Real estate - resort/residential	12,192	(2,808)	(4,171)
Farming	8,437	7,662	1,179

Segment profits	33,151	10,851	(465)
Investment income	1,260	979	1,640
Other income	98	61	45
Interest expense	0	(9)	(70)
Corporate expenses	(12,277)	(5,612)	(7,311)

Income (loss) before equity in earnings of unconsolidated joint ventures	22,232	6,270	(6,161)
Equity in earnings of unconsolidated joint ventures	916	541	374

Income (loss) before taxes	$23,148	$6,811	$(5,787)

Commercial/industrial real estate development generates revenues from lease activities, land sales, building sales and leases, oil and mineral royalties and grazing leases, with the primary commercial/industrial development being Tejon Ranch Commerce Center.

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

($ in thousands)	2011	2010	2009
Commercial leases	$5,450	$5,705	$5,613
Land sales	4,340	604	—
Oil and gas revenue	10,697	5,156	3,833
Mineral revenue	1,509	1,206	1,806
Grazing leases	1,087	1,110	1,129
All other land management ancillary services	2,869	2,875	2,615

	$25,952	$16,656	$14,996

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

Resort/residential land development produces revenues from farming activities within the Centennial Founders LLC and is actively involved in the land entitlement and pre-development process. Farming produces revenues from the sale of winegrapes, almonds, and pistachios. Information pertaining to assets of the Company’s business segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2011
Real estate - commercial/industrial	$57,745	$1,111	$4,155
Real estate - resort/residential	110,147	96	7,132
Farming	24,326	1,293	1,477
Corporate	129,758	1,097	885

Total	$321,976	$3,597	$13,649

2010
Real estate - commercial/industrial	$51,053	$867	$7,716
Real estate - resort/residential	98,829	63	5,296
Farming	26,366	1,193	389
Corporate	111,843	422	795

Total	$288,091	$2,545	$14,196

2009
Real estate - commercial/industrial	$59,652	$1,031	$11,428
Real estate - resort/residential	86,553	133	7,343
Farming	23,375	1,199	1,571
Corporate	65,164	759	583

Total	$234,744	$3,122	$20,925

Segment profits (losses) are total revenues less operating expenses, excluding interest income, corporate expenses and interest expense. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, marketable securities, deferred income taxes, and land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis carried by the Company’s predecessor.

15.	INVESTMENTS IN JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2011 was $53,893,000. The equity in the earnings of the unconsolidated joint ventures was $916,000 for the year ended December 31, 2011. These joint ventures have not been consolidated as of December 31, 2011, because we are not the primary beneficiary in the case of VIEs and the Company does not control the investments. The Company’s current joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC - Petro Travel Plaza Holdings LLC, or TA/Petro, is an unconsolidated joint venture with Travel Centers of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned venture, which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner performs the day-to-day operations at the facility. At December 31, 2011, the Company had an equity investment balance of $11,973,000 in this joint venture.

•

Tejon Mountain Village LLC - Tejon Mountain Village LLC is an unconsolidated joint venture between the Company and DMB Pacific Partners II (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At December 31, 2011, the Company’s equity investment balance in this joint venture was $36,623,000.

•

Rockefeller Joint Ventures - The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 unaudited acres. These joint ventures are part of an agreement for the development of up to 500 unaudited acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot (unaudited) building. The second of these ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres (unaudited) of land by the Company, which is being held for future development. As of December 31, 2011, the combined equity investment balance in these joint ventures is $5,297,000.

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

We have stated in past filings that the Centennial joint venture operating agreement was amended in August 2009 to allow our partners to become non-funding members during the entitlement phase of the project while we continue as the sole funding partner. During this period any non-funding partner’s percentage ownership interest will be diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. Consequently, the operating results of Centennial Founders, LLC were consolidated effective July 1, 2009. Despite this change, our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time. At December 31, 2011 we have a 68.06% ownership position in Centennial Founders, LLC.

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

Condensed financial information of the Company’s joint ventures as of and for the year ended December 31 is as follows:

Statement of Operations for the Year Ended

December 31, 2011 ($ in thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial
Revenues	$115,992	$178			$116,170	$380

Net income (loss)	3,104	(1,834)	(38)	(6)	$1,226	(336)

Partner’s share of net income (loss)	1,242	(917)	(19)	(3)	$303	(113)

Equity in earnings (losses) of unconsolidated joint ventures	$1,862	$(917)	$(26)	$(3)	$916	$—

Balance Sheet Information as of

December 31, 2011

	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial
Current assets	$16,940	$116	$1,020	$12	$18,088	$325
Property and equipment, net	44,092	16,509	85,127	4,255	149,983	67,684
Other assets	307	37	—	—	344	—
Long-term debt	(18,076)	(8,625)	—	—	(26,701)	—
Other liabilities	(2,648)	(201)	(1,122)	—	(3,971)	(1,106)

Net assets	$40,615	$7,836	$85,025	$4,267	$137,743	$66,903

Statement of Operations for the Year Ended

December 31, 2010 ($ in thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial
Revenues	$105,015	$387	$—	$—	$105,402	$278

Net income (loss)	2,008	(1,249)	(72)	(6)	$681	(558)

Partner’s share of net income (loss)	803	(624)	(36)	(3)	$140	(216)

Equity in earnings (losses) of unconsolidated joint ventures	$1,205	$(625)	$(36)	$(3)	$541	$—

Balance Sheet Information as of

December 31, 2010

	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial
Current assets	$13,717	$45	$892	$15	$14,669	$85
Property and equipment, net	44,642	17,179	77,233	4,022	143,076	61,879
Other assets	226	302	—	—	528	1
Long-term debt	(19,287)	(8,625)	—	—	(27,912)	—
Other liabilities	(2,151)	(116)	(894)	—	(3,161)	(1,251)

Net assets	$37,147	$8,785	$77,231	$4,037	$127,200	$60,714

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed, as well as the amount and timing of joint venture distributions.

16.	UNAUDITED QUARTERLY OPERATING RESULTS

The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net Income (Loss) attributable to Common Stockholders	Net Income(Loss), Per Share attributable to Common Stockholders (2)
2011
First Quarter (3)	$22,969	$16,276	$8,736	$0.44
Second Quarter	6,219	989	(638)	(0.03)
Third Quarter	15,099	5,690	2,558	0.13
Fourth Quarter	20,169	10,196	5,238	$0.26

	$64,456	$33,151	$15,894

2010
First Quarter	$4,340	$(336)	$(1,333)	$(0.08)
Second Quarter	4,499	(418)	(1,149)	(0.06)
Third Quarter	16,533	9,993	7,850	0.40
Fourth Quarter	11,181	1,612	(1,193)	$(0.06)

	$36,553	$10,851	$4,175

(1)	Includes investment income and other income.
(2)	Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.
(3)	Includes revenue of $15,750,000 from the sale of conservation easements.