Form 10-Q
period 2012-03-31
TEJON RANCH CO
filed 2012-05-04
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of the Company’s outstanding shares of Common Stock on May 4, 2012 was 20,013,241.

TEJON RANCH CO. AND SUBSIDIARIES

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31
	2012	2011
Revenues:
Real estate - commercial/industrial	$6,054	$4,286
Real estate - resort/residential	41	15,750
Farming	3,484	2,610

Total revenues	9,579	22,646
Costs and Expenses:
Real estate - commercial/industrial	3,142	3,079
Real estate - resort/residential	1,018	948
Farming	2,261	2,343
Corporate expenses	3,134	2,802

Total expenses	9,555	9,172

Operating income	24	13,474
Other Income
Investment income	318	296
Interest expense	(2)	—
Other income	24	27

Total other income	340	323

Income from operations before equity in losses of unconsolidated joint ventures	364	13,797
Equity in losses of unconsolidated joint ventures, net	(359)	(442)

Income before income tax expense	5	13,355
Income tax expense (benefit)	(228)	4,660

Net income	233	8,695
Net income (loss) attributable to non-controlling interest	(42)	(41)

Net income attributable to common stockholders	$275	$8,736

Net income per share attributable to common stockholders, basic	$0.01	$0.44

Net income per share attributable to common stockholders, diluted	$0.01	$0.44

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	Three Months Ended March 31
	2012	2011

Net income	$275	$8,736
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	219	(49)
Benefit plan adjustments	—	(187)
Equity in other comprehensive income of unconsolidated joint venture	55	54

Other comprehensive income (loss) before taxes	274	(182)
(Provisions) Benefit for income taxes related to other comprehensive income (loss) items	(109)	73

Other comprehensive income (loss)	165	(109)

Comprehensive income	440	8,627
Comprehensive income (loss) attributable to non-controlling interests	(42)	(41)

Comprehensive income attributable to common stockholders	$398	$8,586

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,945	$18,372
Marketable securities - available-for-sale	73,563	68,566
Accounts receivable	7,112	7,832
Inventories	5,339	3,587
Prepaid expenses and other current assets	4,836	4,317
Deferred tax assets	989	1,099

Total current assets	93,784	103,773

Property and equipment - net of depreciation	132,108	128,430
Investments in unconsolidated joint ventures	57,392	53,893
Long-term water assets	28,613	28,336
Long-term deferred tax assets	6,845	6,845
Other assets	692	699

TOTAL ASSETS	$319,434	$321,976

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,570	$2,447
Other accrued liabilities	2,441	3,074
Income taxes payable	—	2,484
Deferred income	2,250	2,125
Current portion of long-term debt	38	37

Total current liabilities	7,299	10,167
Long-term debt, less current portion	243	253
Long-term deferred gains	2,414	2,664
Other liabilities	5,588	5,474
Pension liability	2,806	2,979

Total liabilities	18,350	21,537

Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000 Issued and outstanding shares - 20,013,241 at March 31, 2012 and 19,975,706 at December 31, 2011	10,007	9,988
Additional paid-in capital	194,501	194,273
Accumulated other comprehensive loss	(4,591)	(4,756)
Retained earnings	61,384	61,109

Total Tejon Ranch Co. Stockholders’ Equity	261,301	260,614
Non-controlling interest	39,783	39,825

Total equity	301,084	300,439

TOTAL LIABILITIES AND EQUITY	$319,434	$321,976

See Notes to Unaudited Consolidated Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2012	2011
OPERATING ACTIVITIES
Net income	$233	$8,695
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activies:
Depreciation and amortization	1,081	946
Equity in losses of unconsolidated joint ventures, net	359	442
Non-cash retirement plan expense	113	65
Amortization of stock compensation expense	1,052	1,168
(Gains) losses on sales of real estate/assets	(137)	—
Gains on sale of easements	—	(15,750)
Deferred income taxes	—	34
Non-cash straight line (income) loss	26	38
Excess tax benefit of stock based compensation	—	(175)
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(875)	3,795
Current liabilities, net	(4,901)	4,554

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,049)	3,812
INVESTING ACTIVITIES
Maturities and sales of marketable securities	2,852	1,195
Funds invested in marketable securities	(7,834)	(9,462)
Property and equipment expenditures	(3,654)	(2,602)
Proceeds from sale of easements	—	15,750
Investment in unconsolidated joint ventures	(3,804)	(727)
Investment in pistachio processor	—	(485)
Other	72	(102)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,368)	3,567
FINANCING ACTIVITIES
Repayments of long-term debt	(9)	(9)
Proceeds from exercise of stock options	123	1,174
Taxes on vested stock grants	(1,124)	(812)
Excess tax benefit from stock-based compensation	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,010)	353
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,427)	7,732
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,372	22,027

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,945	$29,759

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Accrued capital expenditures included in accounts payable and accrued liabilities	$577	$213

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tejon Ranch Co.’s Stockholders Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	19,747,470	$9,874	$183,816	$(2,191)	$45,215	$236,714	$39,938	$276,652
Net income	—	—	—	—	15,894	15,894	(113)	15,781
Changes in unrealized gains on available-for-sale securities, net of taxes of $33								—
								—
	—	—	—	(49)		(49)	—	(49)
Benefit plan adjustment net of taxes of $1,026								—
	—	—	—	(1,548)	—	(1,548)	—	(1,548)
SERP liability adjustment, net of taxes of $727	—	—	—	(1,098)	—	(1,098)	—	(1,098)
Equity in other comprehensive income of unconsolidated joint ventures, net of taxes of $87								—
								—
	—	—	—	130	—	130	—	130
Exercise of stock options and related tax benefit of $634								—
	205,165	103	5,773	—	—	5,876	—	5,876
Restricted stock issuance	52,069	26	(26)	—	—	—	—	—
Stock compensation	—	—	5,507	—	—	5,507	—	5,507
Shares withheld for taxes	(28,998)	(15)	(797)	—	—	(812)	—	(812)

Balance at December 31, 2011	19,975,706	9,988	194,273	(4,756)	61,109	260,614	39,825	300,439
Net income	—	—	—	—	275	275	(42)	233
Changes in unrealized gains on available-for-sale securities, net of taxes of $88	—	—	—	132	—	132	—	132
Equity in other comprehensive income of unconsolidated joint ventures, net of taxes of $22
	—	—	—	33	—	33	—	33
Exercise of stock options and related tax net of taxes of $0	5,013	3	120	—	—	123	—	123
Restricted stock issuance	71,341	36	(36)	—	—	—	—	—
Stock compensation	—	—	1,248	—	—	1,248	—	1,248
Shares withheld for taxes	(38,819)	(20)	(1,104)	—	—	(1,124)	—	(1,124)

Balance at March 31, 2012	20,013,241	$10,007	$194,501	$(4,591)	$61,384	$261,301	$39,783	$301,084

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The periods ending March 31, 2012 and 2011 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential segment and statement of cash flows. The Company’s March 31, 2012 and December 31, 2011 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.

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

For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

	Three Months ended March 31
	2012	2011
Weighted average number of shares outstanding:
Common stock	19,990,558	19,771,573
Common stock equivalents - stock options, grants	32,744	27,246

Diluted shares outstanding	20,023,302	19,798,819

NOTE C – MARKETABLE SECURITIES

The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis.

The following is a summary of available-for-sale securities at March 31, 2012 and December 31, 2011:

($ in thousands)		2012		2011
	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Marketable Securities:
Certificates of deposit
with unrecognized losses for less than 12 months		$2,277	$2,265	$3,646	$3,605
with unrecognized gains		3,962	4,003	3,525	3,551

Total Certificates of deposit	Level 1	6,239	6,268	7,171	7,156

US Treasury and agency notes
with unrecognized losses for less than 12 months		7,154	7,073	4,352	4,338
with unrecognized losses for more than 12 months		1,001	1,001	1,002	1,000
with unrecognized gains		18,034	18,188	16,479	16,660

Total US Treasury and agency notes	Level 2	26,189	26,262	21,833	21,998

Corporate notes
with unrecognized losses for less than 12 months		4,462	4,422	9,230	9,098
with unrecognized losses for more than 12 months		459	458	1,539	1,494
with unrecognized gains		26,344	26,816	19,369	19,738

Total Corporate notes	Level 2	31,265	31,696	30,138	30,330

Municipal notes
with unrecognized losses for less than 12 months		632	622	1,177	1,165
with unrecognized losses for more than 12 months		1,004	998	881	873
with unrecognized gains		7,612	7,717	6,964	7,044

Total Municipal notes	Level 2	9,248	9,337	9,022	9,082

		$72,941	$73,563	$68,164	$68,566

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

At March 31, 2012, the fair market value of investment securities exceeded the cost basis by $622,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at March 31, 2012. The Company has determined that any unrealized losses in the portfolio are temporary as of March 31, 2012. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

As of March 31, 2012, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $132,000, which includes estimated taxes of $88,000.

As of March 31, 2012, the Company’s gross unrealized holding gains equal $773,000 and gross unrealized holding losses equal $151,000. On March 31, 2012, the average maturity of certificates of deposits was 2.90 years, the average maturity of U.S. Treasury and agency securities was 2.31 years, the average maturity of corporate notes was 2.29 years and the average maturity of municipal notes was 2.57 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands)
At March 31, 2012	2012	2013	2014	2015	2016	Total
Certificates of deposit	$494	$1,255	$1,627	$2,544	$100	$6,020
U.S. Treasury and agency notes	3,704	10,285	9,482	2,768	—	26,239
Corporate notes	3,200	11,731	7,197	7,134	900	30,162
Municipal notes	710	2,305	4,345	1,460	100	8,920

	$8,108	$25,576	$22,651	$13,906	$1,100	$71,341

(in thousands)
At December 31, 2011	2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,536	$1,255	$1,627	$2,526	$—	$6,944
U.S. Treasury and agency notes	4,734	10,285	5,856	936	—	21,811
Corporate notes	3,450	11,231	8,923	5,584	—	29,188
Municipal notes	860	2,505	4,145	1,160	—	8,670

	$10,580	$25,276	$20,551	$10,206	$—	$66,613

The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

NOTE D – COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of the Company’s land is subject to water contracts requiring minimum future annual payments for as long as the Company owns such land. The estimated future minimum annual payments are $2,500,000 before any potential credits are received, whether or not water is available or is used.

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and the Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 271 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for Tejon Ranch Commerce Center, or TRCC-West. The reduction in land liens placed on lands in the West CFD, when compared to year-end 2011, is due to a refinancing that occurred during February 2012 that allowed for the release of liens on 1,457 acres. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $12,670,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $107,000,000 of additional bond debt authorized by TRPFFA that can be sold in the future.

In connection with the sale of bonds there is a standby letter of credit for $2,189,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest land owner in each CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $33,000.

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

On November 5, 2010, Kern County Superior Court Judge Kenneth Twisselman ruled in favor of Kern County, the Company, and its development partner DMB Associates, Inc., when he found that the County had properly analyzed and evaluated the environmental effects of TMV. In his ruling, Judge Twisselman rejected claims made by the above listed plaintiffs. On February 8, 2011, CBD appealed the court’s decision. On June 17, 2011 CBD filed its appeal documents for the court’s review. Our response to the plaintiff’s documents was filed August 16, 2011. CBD filed its final reply brief with the court on September 20, 2011. Thereafter, Kern County and the Company filed a joint motion to strike certain portions of CBD’s briefs on the grounds that they had not been previously raised. Oral arguments of CBD’s appeal were heard by the Court of Appeal on March 21, 2012. On April 25, 2012 the Court of Appeal issued an 89-page unpublished opinion affirming the trial court’s favorable judgment in every respect and awarding costs on appeal to the Respondents. Under the current schedule, the appellants have until May 10, 2012 to file a Petition for Rehearing and until June 4, 2012 to file a Petition for Review by the California Supreme Court.

On November 10, 2009, an additional suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by an alleged representative of the “Kawaiisu Tribe” alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. On January 24, 2011, the Company received a ruling by Judge Wanger, which dismissed all claims against the Company, TMV, the County and the federal defendants. However, the judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint. During April, 2011, the plaintiff amended his complaint and refiled a suit against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July 2011 related to the amended complaint. Thereafter, the case was reassigned to Judge McAuliffe. On January 18, 2012, the court issued an order again dismissing the plaintiffs’ claims for failure to state a cause of action and/or for lack of jurisdiction, but allowing the plaintiff one more opportunity to state certain land claims provided plaintiff files an amended complaint on or before February 17, 2012. The court also indicated that it is considering dismissing the case due to the lack of federal recognition of the “Kawaiisu Tribe”. The court then granted plaintiff an extension until March 19, 2012 to file an amended complaint. Plaintiff filed his third amended complaint on March 19, 2012. At the request of the U.S. Department of Justice acting on behalf of the Department of the Interior, defendants (including the Company) have been given an extension to April 30, 2012 in which to respond to the third amended complaint. It is anticipated that all defendants will once again file motions to dismiss all claims in the third amended complaint. The Company believes that a negative outcome in this case is remote at this time and the monetary impact of an adverse claim, if any, also cannot be estimated at this time.

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

Antelope Valley Groundwater Cases

On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land. Three phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The court has encouraged mediation sessions to settle remaining regional issues, such as groundwater pumping allocations and appointment of a regional water master. Several such mediation sessions have occurred, the most recent of which was April 2 and 3, 2012. At the last session, some progress was made toward reaching a settlement on allocations. The presiding judge has made himself available for a meeting on April 30, 2012 to assist counsel in attempting to draft a Stipulated Judgment on the allocation issue. It is too early to ascertain whether such an agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company’s needs will continue to be available for its use regardless of the outcome of this case.

State Water Resources Control Board Lawsuit

On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. Counsel for TA and the Company have worked with the California Attorney General to change the venue of the lawsuit to Merced County, and on September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the law suit, without prejudice. The parties are currently engaged in the discovery process and have had very preliminary discussions regarding a possible negotiated resolution. At this point, however, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

Water Bank Lawsuits

On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original EIR for the Monterey Amendments was determined to be insufficient in an earlier lawsuit, and the current lawsuit challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other legal allegations, the current lawsuit also challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

NOTE E – INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at March 31, 2012 was $57,392,000. The equity in the loss of the unconsolidated joint ventures was a loss of $359,000 for the three months ended March 31, 2012. The unconsolidated joint ventures have not been consolidated as of March 31, 2012, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC - TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture performs the day-to-day operations at the facility. At March 31, 2012, the Company had an equity investment balance of $11,776,000 in this joint venture.

•

Tejon Mountain Village LLC - Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At March 31, 2012, the Company’s equity investment balance in this joint venture was $38,256,000.

•

Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. At March 31, 2012, the Company’s combined equity investment balance in these two joint ventures was $7,360,000.

•

Centennial Founders, LLC - Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a variable interest entity, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At March 31, 2012 the Company had a 68.66% ownership position in Centennial Founders, LLC.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of March 31, 2012 and December 31, 2011 and condensed statements of operations for the three months ended March 31, 2012 and March 31, 2011 are as follows:

Statement of Operations

for the three months ending March 31, 2012

(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial
Gross revenues	$27,873	$71	$199	$—	$28,143	$41

Net income (loss)	(63)	66	(247)	(33)	(277)	(134)

Partner’s share of net loss	(25)	33	(124)	(16)	(132)	(42)

Equity in income (losses)	$(252)	$33	$(123)	$(17)	(359)	$(92)

Balance Sheet Information as of March 31, 2012
Current assets	$17,348	$109	$2,661	$1,734	$21,852	$25
Property and equipment, net	44,179	4,310	20,199	86,894	155,582	68,586
Other assets	274	—	99	—	373	—
Long-term debt	(17,900)	—	(8,625)	—	(26,525)	(868)
Other liabilities	(3,673)	(71)	(2,465)	(337)	(6,546)	—

Net assets	$40,228	$4,348	$11,869	$88,291	$144,736	$67,743

Statement of Operations

for the three months ending March 31, 2011

(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial
Gross revenues	$23,798	$—	$108	$—	$23,906	$—

Net income (loss)	$(400)	$(34)	$(343)	$(25)	$(802)	$114

Partner’s share of net loss	$(160)	$(17)	$(171)	$(12)	$(360)	$(41)

Equity in income (losses)	$(240)	$(17)	$(172)	$(13)	$(442)	$(73)

Balance Sheet Information as of December 31, 2011
Current assets	$16,940	$12	$116	$1,020	$18,088	$325
Property and equipment, net	44,092	4,255	16,509	85,127	149,983	67,684
Other assets	307	—	37	—	344	—
Long-term debt	(18,076)	—	(8,625)	—	(26,701)	—
Other liabilities	(2,648)	—	(201)	(1,122)	(3,971)	(1,106)

Net assets	$40,615	$4,267	$7,836	$85,025	$137,743	$66,903

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F - LONG TERM WATER ASSETS

Long term assets consist of water and water contracts held for future use or sale. 8,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. This amount also includes the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency, or AVEK and we have approximately 8,900 acre feet of water in AVEK’s water bank. An additional 14,786 acre-feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds State Water Project, or SWP, contracts for 3,444 acre feet of water with the Tulare Water Storage District and the Dudley-Ridge Water Storage District to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $708,000 per year. Water contracts with the Wheeler Ridge Maricopa Water Storage District and the Tejon-Castac Water District are also in place, but were entered into with each District at inception and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts. Water assets consist of the following at March 31, 2012 and December 31, 2011:

($ in thousands)	March 31, 2012	December 31, 2011
Banked water and water for future delivery	$4,002	$3,546
Transferable water	8,988	8,988
SWP Contracts (net of accumulated amortization of $1,495 and $1,317 at March 31, 2012 and December 2011, respectively)	16,331	16,510

Total long-term assets	$29,321	$29,044

less: Current portion	(708)	(708)
	$28,613	$28,336

NOTE G – SHORT-TERM AND LONG-TERM DEBT

The Company had no outstanding balance on its line of credit at March 31, 2012 and December 31, 2011.

Long-term debt consists of the following:

($ in thousands)

	March 31, 2012	December 31, 2011
Note payable to a bank	$281	$290
Less current portion	(38)	(37)

	$243	$253

We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2012, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $175,000,000 and liquid assets of not less than $25,000,000. At March 31, 2012 our tangible net worth was $301,365,000 and liquid assets were $75,508,000. A portion of our farm acreage secures this line of credit. The outstanding long-term debt, less current portion of $38,000, is $243,000 at March 31, 2012. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land, which has a book value of $337,000. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.

NOTE H – INTEREST RATE RISK MANAGEMENT

At March 31, 2012, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $18,568,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. TA/Petro accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures. As of March 31, 2012, the Company’s portion of the fair value of the interest rate swap was a liability of $97,000.

NOTE I – STOCK COMPENSATION - OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through March 31, 2012, the Company has granted options under the plan to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 1,077,792 have been exercised or forfeited, leaving 51,500 granted options outstanding at March 31, 2012. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted under the 1998 Plan to date are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the adoption of the NDSI Plan through March 31, 2012, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 75,951 options have been exercised or forfeited, leaving 7,567 granted options outstanding at March 31, 2012. Options granted under the NDSI Plan vest one year from the date of grant and have ten year contractual terms. All outstanding options granted under the NDSI plan are currently vested.

There were no options granted in 2012 or 2011 under either the 1998 Plan or the NDSI Plan.

Exercise prices for options outstanding under the 1998 Plan and NDSI Plan as of September 30, 2011 ranged from $27.66 to $27.90. The weighted-average remaining contractual life of those options is approximately 1 year. None of the options granted under the 1998 Plan or NDSI Plan contains conversion features.

The following is a summary of the Company’s stock option activity and related information for the three month period ended March 31, 2012:

	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	66,693	$27.32
Granted	—	—
Exercised	(5,013)	24.49
Forfeited/Cancelled	(2,613)	24.49

Outstanding end of period	59,067	$27.69

Options exercisable end of period	59,067	$27.69

As of March 31, 2012, there was no unrecognized compensation cost related to stock options. No shares vested during the three months ended March 31, 2012, therefore, the fair value of shares vesting was zero. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 were $3,000 and $475,000, respectively. As of March 31, 2012, there were 59,067 options vested and exercisable with a weighted-average exercise price of $27.69, aggregate intrinsic value of $56,000, and weighted-average remaining contractual life of approximately 1 year.

NOTE J – STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance conditions. The Company has issued 167,561 shares of restricted stock that vest over three and four-year periods of time and of this amount 132,814 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 102,650 for threshold performance, 683,903 shares for target performance, and 1,006,975 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities.

The following is a summary of the Company’s stock grant activity assuming target achievement for outstanding performance grants for the following periods:

	March 31 2012	December 31 2011
Stock Grants Outstanding Beginning of the Year - Target	744,508	782,087
New Stock Grants/Additional shares maximum achievement	42,543	64,679
Vested Grants	(68,401)	(36,980)
Expired/Forfeited Grants	—	(65,278)

Stock Grants Outstanding End of Year - Target	718,650	744,508

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

For the three months ending March 31, 2012 there was total employee stock compensation of $1,167,000 with $971,000 being expensed and $196,000 being capitalized to projects. For the three months ending March 31, 2011 we recognized $1,231,000 in expense.

Under the NDSI Plan, each non-employee director receives his or her annual compensation in stock. Under this plan, 72,875 shares of stock have been granted since the plan was adopted in 2004. During 2012, 2,837 shares have been granted. Total expenses relating to non- employee director stock compensation during the three months ended March 31, 2012 and 2011 was $81,000.

NOTE K – RETIREMENT PLAN

The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $750,000 to the plan during 2012.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At March 31, 2012, the investment mix was approximately 70% equity, 27% debt, and 3% money market funds. At December 31, 2011, the investment mix was approximately 66% equity, 29% debt and 5% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.4% in 2012 and 2011. The expected long-term rate of return on plan assets is 7.5% in 2012 and 2011. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the three months ended March 31, 2012 and 2011:

(In thousands)	2012	2011
Cost components:
Service cost-benefits earned during the period	$(63)	$(60)
Interest cost on projected benefit obligation	(96)	(79)
Expected return on plan assets	111	86
Net amortization and deferral	(105)	(47)

Total net periodic pension cost	$(153)	$(100)

NOTE L – INCOME TAXES

For the three months ended March 31, 2012, the Company incurred income tax benefits of $228,000 compared to a net income tax expense of $4,660,000 for the three months ended March 31, 2011. These represent effective income tax rates of approximately 40% and 35% for the three months ended March 31, 2012 and, 2011, respectively. The effective tax rate is calculated based on net income during the first quarter of 2012 adjusted for estimated permanent tax differences such as depletion allowances. The large increase in depletion allowances for the quarter is due to higher oil and gas revenues and is the primary driver of the increase in permanent tax differences that is creating the current period tax benefit. As of March 31, 2012, our balance sheet reflects an income tax receivable of $258,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first three months ended March 31, 2012, the Company made income tax payments of $3,401,000 for the 2011 tax year.

NOTE M – SEGMENT REPORTING

The revenue components of our commercial/industrial real estate segment for the three months ending March 31 are as follows:

(In thousands)	2012	2011
Commercial leases	$1,396	$1,305
Oil and Gas revenue	3,665	1,637
Mineral revenue	261	220
Grazing leases	293	284
Land Sale	141	—
All other land management ancillary services	298	840

	$6,054	$4,286

Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Calpine power plant lease, communication tower rents, and payments from easement leases. Oil and mineral royalties are received from the exploration and development companies who extract or mine the natural resources from our land. Land management ancillary services include wildlife management, landscape and property maintenance, and building management services. During the first quarter of 2012, the Company’s game management operations were temporarily suspended in order to complete the development of a new sales program and operating procedures. Please refer to Form 8-K filed on January 20, 2012 regarding the Company’s game management and hunting operations.

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

For the first three months of 2012 we had net income of $233,000 compared to net income of $8,695,000 for the first three months of 2011. When comparing to the first three months of 2011, the decrease is largely the result of the sale of conservation easements for $15,750,000 in 2011, which is partially offset by improved in oil royalties and farming revenues.

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

Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 – K for the year ended December 31, 2011. Please refer to that filing for a description of our critical accounting policies.

Results of Operations

Comparison of three months ended March 31, 2012 to three months ended March 31, 2011

Total revenue from segment operations for the first three months of 2012 was $9,579,000 compared to $22,646,000 for the first three months of 2011, representing a decrease of $13,067,000, or 58%.

Commercial/industrial segment revenues increased $1,768,000 in the first three months of 2012 compared to the same period of 2011 primarily due to increased oil lease and royalty payments of $2,028,000. All other services were in line with the 2011 three-month period. Oil royalties improved as they are tied directly to the market price of oil, which has increased 24% compared to the same period of 2011. Production increased 52% during the first three months of 2012 compared to the same three-month period in 2011. We continue to see increased interest in our exploration activities on our lands and have seen two new wells drilled during 2012 in addition to the two wells drilled in the fourth quarter of 2011. These four new wells were a major player in the increase in production during the first three months of 2012 compared to the same period in 2011. This increase in activity does not mean there will be any increase in royalty revenue because new sources of oil may not be found.

The resort/residential segment reported revenues of $41,000 during the first three months of 2012 compared to $15,750,000 during the first three months of 2011. The 2011 period reflects the sale of five conservation easements totaling approximately 62,000 acres for $15,750,000 to the Tejon Ranch Conservancy, an independent non-profit organization set up as a part of the 2008 Conservation and Land Use Agreement by the conservation groups that signed the agreement. The Company will retain fee ownership of the 62,000 acres and continue to operate current revenue generating activities including farming, cattle grazing, filming, oil and gas and other mineral exploration and production on portions of the acreage. The conservation easements will preclude the Company from pursuing any long-term development on the 62,000 acres.

Farming revenues increased $874,000 in the first three months of 2012 compared to the same period in 2011 primarily due to an increase of $930,000 in pistachio revenue, of which $406,000 was due to a price adjustment for the 2010 crop year. There was a carry-forward of the 2011 pistachio crop year inventory into 2012, the sale of which increased 2012 revenues, and no inventory carry-forward occurred in 2011 from the 2010 pistachio crop. The increase in pistachio revenues was partially offset by a decrease of $82,000 in almond revenue compared to the prior year mainly due to a 12% decrease in average price during the first three months of 2012 compared to the same period in 2011. As 2012 progresses, we expect prices for almonds to improve due to continued strong demand for almonds.

Net income attributable to common stockholders for the first three months of 2012 was $275,000, or $0.01 per share, compared to net income attributable to common stockholders of $8,736,000, or $0.44 per share, for the same period in 2011. The decline for the first three months of 2012 is primarily due to the sale of the conservation easements during the first three months of 2011, as described above, and increases in operating expenses. These negative impacts to income were partially offset by net increases in oil revenues and farming revenues during the first quarter of 2012.

Expenses within our commercial/industrial segment increased $63,000, or 2% during the first three months of 2012 compared to the same period in 2011. Within the commercial expense category there was a $119,000 increase in professional fees mainly due to the refinancing of CFD bonds. Property taxes increased by $88,000 related to reassessments from property improvements. These increases were partially offset by $222,000 lower assessments by the Tejon-Castac Water District.

Expenses within our resort/residential segment increased $70,000, or 7%, during the first three months of 2012 compared to the same period in 2011. The increase is primarily due to higher hay and alfalfa harvesting expenses.

Farming expenses decreased $82,000, or 3%, during the first three months of 2012 compared to the first three months of 2011 primarily due to a $157,000 decrease in almond cost of sales. This decrease is partially offset by a $126,000 increase in pistachio cost of sales.

Corporate general and administrative costs increased $332,000, or 12%, during the first three months of 2012 compared to the same period in 2011, primarily due to a $202,000 increase in compensation costs resulting from the hiring employees during the later half of 2011 and early 2012.

Our unconsolidated joint ventures generated net losses of $359,000 in the first three months of 2012 compared to net losses of $442,000 in the first three months of 2011. Our Rockefeller joint ventures had a $99,000 lower net loss in the first three months of 2012 compared to the first three months of 2011, mainly as a result of their share of oil royalties from the production of new wells. This decrease is partially offset by $12,000 higher net loss from our TA/Petro joint venture and $4,000 higher loss at our TMV joint venture.

Future activities within the commercial/industrial segment continue to be focused on the marketing and development of commercial/industrial and retail product offerings within TRCC-East and completing the build-out of TRCC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. We are currently evaluating and performing due diligence related to the viability of an outlet center within TRCC-East to expand our retail product offerings within that development.

We continue to focus our industrial development marketing efforts for TRCC-East and TRCC-West on the labor and logistical benefits of our site and the success that current tenants and owners within our development have experienced. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are becoming difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size can provide us with a potential marketing advantage in the future. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. During 2011 and the first three months of 2012, vacancy rates have declined in the Inland Empire region of Los Angeles, a large industrial area within Los Angeles. Lease rates however, continue to be depressed when compared to lease rates prior to the economic recession.

During 2012, we anticipate that our commercial/industrial and resort/residential real estate segments will incur costs, net of amounts capitalized, related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings.

Most of the expenses incurred within our resort/residential segment during 2012 will be focused on the ongoing implementation of the Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial Founders, LLC and reacting to the legal challenges against TMV.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. While it is still too early in the year to predict with any certainty, we estimate that our 2012 almond crop production will be on par with 2011 production due to what appears to be a good spring growing period. Almond prices, declined slightly in the first quarter, but with demand remaining strong for almonds we expect pricing for the year to be comparable to 2011. We were still holding 360,000 pounds of 2011 crop almonds in inventory at March 31, 2012. The market value of our remaining 2011 almond inventory exceeds the carrying value of that inventory.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or Annual Report, and, to “Risk Factors” under Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report.

We continue to be involved in various environmental proceedings related to leased acreage. For a further discussion, please refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report.

Income Taxes

For the three months ended March 31, 2012, the Company incurred income tax benefits of $228,000 compared to a net income tax expense of $4,660,000 for the three months ended March 31, 2011. These represent effective income tax rates of approximately 40% and 35% for the three months ended March 31, 2012 and, 2011, respectively. The effective tax rate is calculated based on net income during the first quarter of 2012 adjusted for estimated permanent tax differences such as depletion allowances. The large increase in depletion allowances for the quarter is due to higher oil and gas revenues and is the primary driver of the increase in permanent tax differences that is creating the current period tax benefit. As of March 31, 2012, our balance sheet reflects an income tax receivable of $258,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first three months ended March 31, 2012, the Company made income tax payments of $3,401,000 for the 2011 tax year.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $75,508,000 at March 31, 2012, a decrease of $11,430,000, or 13%, from the corresponding amount at the end of 2011. Cash, cash equivalents and marketable securities decreased during the first three months of 2012 due to property and equipment expenditures that included infrastructure development costs, investment in joint ventures, and payment of income taxes.

The following table shows our cash flow activities for the three months ended March 31:

(In thousands)	2012	2011
Operating activities	$3,049	$3,812
Investing activities	$(12,368)	$3,567
Financing activities	$(1,010)	$353

During the first three months of 2012, our operations used $3,049,000 of cash primarily as a result of income tax payments totaling approximately $3,401,000 related to the 2011 tax year, partially offset by improved operating results primarily from oil royalties and pistachio crop revenues.

During the first three months of 2011, our operations provided $3,812,000 of cash primarily from the collection of farming receivables and the positive impact to the results of add back adjustment of non-cash items.

During the first three months of 2012, investing activities used $12,368,000 of cash primarily as a result of the $4,982,000 net investment in marketable securities, $3,654,000 in capital expenditures, described below, and $3,804,000 in contributions in our unconsolidated joint ventures. Included in the $3,654,000 capital expenditures during the first three months of 2012 was $907,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements and crop development.

During the first three months of 2011, investing activities provided $3,567,000 of cash primarily as a result of the sale of conservation easements for $15,750,000. During the period, we invested $8,267,000 in marketable securities, net of maturities, $2,602,000 in capital expenditures, $727,000 in our unconsolidated joint ventures and $485,000 in a pistachio processing company.

It is anticipated that throughout the remainder of 2012 we will continue to invest funds in our real estate development projects and joint ventures. We estimate that our investment requirements over the remainder of 2012 could total approximately $18,000,000. These amounts include contributions to our joint ventures, primarily TMV and Centennial, investments in infrastructure within TRCC-East, and ordinary recurring capital investments within our operating segments. Throughout the remainder of 2012, contributions to joint ventures will be related to the entitlement process for Centennial Founders LLC and permitting, litigation costs, and water turnout development costs for TMV.

During the first three months of 2012, financing activities used $1,010,000 in cash, primarily as a result of payroll taxes on issuance of restricted stock grants. During the first three months of 2011, financing activities provided $353,000 in cash, primarily as a result of proceeds from the exercise of stock options partially offset by payroll taxes on issuance of restricted stock grants. At March 31, 2012 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit.

Capital Structure and Financial Condition

At March 31, 2012, total capitalization at book value was $301,365,000 consisting of $281,000 of debt and $301,084,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is unchanged when compared to the debt-to-total-capitalization ratio at December 31, 2011.

We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2012, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can be fixed at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interests, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At March 31, 2012 our tangible net worth was $301,365,000 and liquid assets were $75,508,000. This line of credit is secured by a portion of our farm acreage.

The outstanding long-term debt, less current portion of $38,000, is $243,000 at March 31, 2012. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

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

As noted above, at March 31, 2012, we had $75,508,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets upon full entitlement of our community projects. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we may use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. Based on the Company’s current financial position, we believe that we will have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$281	$38	$84	$96	$63
Interest on fixed rate debt	63	18	27	15	3
Line of Credit	30	30	—	—	—
Letter of Credit Fee	69	69	—	—	—
Tejon Ranch Conservancy	4,440	590	880	880	2,090
Cash contract commitments	3,788	3,788	—	—	—

Total contractual obligations	$8,671	$4,533	$991	$991	$2,156

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

The standby letter of credit described above is related to the issuance of East CFD bonds by TRPFFA. The standby letter of credit, requested by TRPFFA, is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for the letter of credit is approximately $33,000. The letter of credit will not be drawn upon unless we, as the largest landowner in each CFD, fail to make its property tax payments. The letter of credit is for two-year period of time and will be renewed in two-year intervals as necessary. We anticipate renewing the letter of credit because we continue to be the largest landowner within the development. During the first quarter of 2012, TRPFFA refinanced $22,500,000 of West CFD bonds to lower bond interest rates. The refinancing allowed for the release of the West CFD letter of credit that was outstanding at year-end.

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

Our line-of-credit currently has no outstanding balance. The interest rate on our new line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $281,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At March 31, 2012, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $18,568,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income. At March 31, 2012, the Company’s share of the loss in the interest rate swap is $97,000.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At March 31, 2012

(In thousands)

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at 3/31/2012
Assets:
Marketable securities	$8,110	$25,992	$23,185	$14,478	$1,176	$—	$72,941	$73,563
Weighted average interest rate	2.80%	1.85%	1.42%	1.58%	1.52%	—	1.76%
Liabilities
Long-term debt	$28	$40	$43	$46	$46	$75	$281	$281
Weighted average interest rate	6.75%	6.75%	0.00%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At December 31, 2011

(In thousands)

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 12/31/2011
Assets:
Marketable securities	$10,622	$25,756	$21,100	$10,686	$—	$—	$68,164	$68,566
Weighted average interest rate	3.19%	1.87%	1.47%	1.72%	—	—	1.86%
Liabilities:
Long-term debt	$37	$40	$43	$46	$49	$75	$290	$290
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

In comparison to the prior year, our risk with regard to fluctuations in interest rates related to the use of debt has decreased because of no outstanding balance on our line of credit and also because of no changes in our long-term debt balances.

Our risk with regard to fluctuations in interest rates has increased slightly related to marketable securities since these balances have increased compared to the prior year.

Commodity Price Exposure

As of March 31, 2012, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2012 and 2011 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $7,112,000 of accounts receivable outstanding at March 31, 2012, $3,932,000 is at risk to changing prices. Of the amount at risk to changing prices, $2,405,000 is attributable to pistachios, and $1,527,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2011 was $5,239,000 of the total accounts receivable of $7,832,000. Of the December 31, 2011 amount at risk to changing prices, $3,616,000 is related to pistachios and $1,623,000 is related to almonds.

The price estimated for recording accounts receivable for pistachios recorded at March 31, 2012 was $2.40 per pound, as compared to $2.17 per pound at December 31, 2011. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $10,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $2.75. With respect to almonds, the price estimated for recording the receivable was $1.71 per pound. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $9,000. The range of final prices over the last three years for almonds has ranged from $1.54 to $1.75 per pound.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

3.	Exhibits:

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement	FN 9

10.19	*Form of Restricted Stock Unit Agreement for Directors	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200295

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200296

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 200297

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.

(b)	Exhibits

The exhibits being filed with this report are attached at the end of this report.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 4, 2012	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Senior Vice President, Chief
Financial Officer