Form 10-Q
period 2012-06-30
TEJON RANCH CO
filed 2012-08-06
CIK 96869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

The number of the Company’s outstanding shares of Common Stock on August 3, 2012 was 20,071,346.

TEJON RANCH CO. AND SUBSIDIARIES

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Real estate - commercial/industrial	$6,502	$5,106	$12,556	$9,392
Real estate - resort/residential	94	128	135	15,878
Farming	1,253	638	4,737	3,248

Total revenues	7,849	5,872	17,428	28,518
Costs and Expenses:
Real estate - commercial/industrial	2,953	3,107	6,095	6,186
Real estate - resort/residential	1,137	929	2,155	1,877
Farming	960	847	3,221	3,190
Corporate expenses	3,713	2,796	6,847	5,598

Total expenses	8,763	7,679	18,318	16,851

Operating income (loss)	(914)	(1,807)	(890)	11,667
Other Income:
Investment income	317	314	635	610
Interest expense	(33)	—	(35)	—
Other income	11	33	35	60

Total other income	295	347	635	670
Income (loss) from operations before equity in earnings (losses) of unconsolidated joint ventures	(619)	(1,460)	(255)	12,337
Equity in earnings (losses) of unconsolidated joint ventures, net	893	412	534	(30)

Income (loss) before income tax expense (benefit)	274	(1,048)	279	12,307
Income tax expense (benefit)	164	(392)	(64)	4,268

Net income (loss)	110	(656)	343	8,039
Net income (loss) attributable to non-controlling interest	(8)	(18)	(50)	(59)

Net income (loss) attributable to common stockholders	$118	$(638)	$393	$8,098

Net income (loss) per share attributable to common stockholders, basic	$0.01	$(0.03)	$0.02	$0.41

Net income (loss) per share attributable to common stockholders, diluted	$0.01	$(0.03)	$0.02	$0.41

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net income (loss)	$110	$(656)	$343	$8,039
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(68)	337	151	288
Benefit plan adjustments	—	(187)	—	(374)
Equity in other comprehensive income of unconsolidated joint venture	64	35	119	89

Other comprehensive income (loss) before taxes	(4)	185	270	3
(Provisions) Benefit for income taxes related to other comprehensive income (loss) items	1	(73)	(108)	—

Other comprehensive income (loss)	(3)	112	162	3

Comprehensive income (loss)	107	(544)	505	8,042
Comprehensive income (loss) attributable to non-controlling interests	(8)	(18)	(50)	(59)

Comprehensive income (loss) attributable to common stockholders	$115	$(526)	$555	$8,101

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,749	$18,372
Marketable securities - available-for-sale	69,035	68,566
Accounts receivable	3,220	7,832
Inventories	8,012	3,587
Prepaid expenses and other current assets	4,678	4,317
Deferred tax assets	989	1,099

Total current assets	91,683	103,773

Property and equipment - net of depreciation (includes $69,686 attributable to Centennial Founders LLC, Note E)	135,965	128,430
Investments in unconsolidated joint ventures	55,112	53,893
Long-term water assets	28,797	28,336
Long-term deferred tax assets	6,847	6,845
Other assets	1,696	699

TOTAL ASSETS	$320,100	$321,976

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,495	$2,447
Other accrued liabilities	1,595	3,074
Income taxes payable	—	2,484
Deferred income	1,451	2,125
Current portion of long-term debt	39	37

Total current liabilities	6,580	10,167
Long-term debt, less current portion	232	253
Long-term deferred gains	2,248	2,664
Other liabilities	5,699	5,474
Pension liability	2,719	2,979

Total liabilities	17,478	21,537

Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,071,346 at June 30, 2012 and 19,975,706 at December 31, 2011	10,036	9,988
Additional paid-in capital	195,903	194,273
Accumulated other comprehensive loss	(4,594)	(4,756)
Retained earnings	61,502	61,109

Total Tejon Ranch Co. Stockholders’ Equity	262,847	260,614
Non-controlling interest	39,775	39,825

Total equity	302,622	300,439

TOTAL LIABILITIES AND EQUITY	$320,100	$321,976

See Notes to Unaudited Consolidated Financial Statements

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2012	2011
OPERATING ACTIVITIES
Net income	$343	$8,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,968	1,861
Equity in (gains) losses of unconsolidated joint ventures, net	(534)	30
Non-cash retirement plan expense	200	130
Amortization of stock compensation expense	3,658	2,475
(Gains) losses on sales of real estate/assets	(679)	—
Gains on sale of easements	—	(15,750)
Deferred income taxes	—	(162)
Distribution of earnings from unconsolidated joint ventures	3,000	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	739	3,762
Current liabilities, net	(4,902)	3,167

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,793	3,552
INVESTING ACTIVITIES
Maturities and sales of marketable securities	9,823	3,875
Funds invested in marketable securities	(10,556)	(19,162)
Property and equipment expenditures	(9,410)	(5,760)
Proceeds from sale of easements	—	15,750
Investment in unconsolidated joint ventures	(4,579)	(1,389)
Distribution of equity from unconsolidated joint ventures	1,012	—
Investment in pistachio processor	—	(485)
Other	(1,540)	(140)

NET CASH USED IN INVESTING ACTIVITIES	(15,250)	(7,311)
FINANCING ACTIVITIES
Borrowings of short-term debt	1,500	—
Repayments of short-term debt	(1,500)	—
Repayments of long-term debt	(19)	(19)
Proceeds from exercise of stock options	123	2,310
Taxes on vested stock grants	(2,270)	(812)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,166)	1,479
DECREASE IN CASH AND CASH EQUIVALENTS	(12,623)	(2,280)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,372	22,027

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,749	$19,747

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Accrued capital expenditures included in accounts payable and accrued liabilities	$428	$95

TEJON RANCH CO. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tejon Ranch Co.’s Stockholders Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2011	19,747,470	$9,874	$183,816	$(2,191)	$45,215	$236,714	$39,938	$276,652
Net income	—	—	—	—	15,894	15,894	(113)	15,781
Changes in unrealized gains on available-for-sale securities, net of taxes of $33	—	—	—	(49)	—	(49)	—	(49)
Benefit plan adjustment net of taxes of $1,026	—	—	—	(1,548)	—	(1,548)	—	(1,548)
SERP liability adjustment, net of taxes of $727	—	—	—	(1,098)	—	(1,098)	—	(1,098)
Equity in other comprehensive income of unconsolidated joint ventures, net of taxes of $87	—	—	—	130	—	130	—	130
Exercise of stock options and related tax benefit of $634	205,165	103	5,773	—	—	5,876	—	5,876
Restricted stock issuance	52,069	26	(26)	—	—	—	—	—
Stock compensation	—	—	5,507	—	—	5,507	—	5,507
Shares withheld for taxes	(28,998)	(15)	(797)	—	—	(812)	—	(812)

Balance at December 31, 2011	19,975,706	9,988	194,273	(4,756)	61,109	260,614	39,825	300,439

Net income	—	—	—	—	393	393	(50)	343
Changes in unrealized gains on available-for-sale securities, net of taxes of $60	—	—	—	91	—	91	—	91
Equity in other comprehensive income of unconsolidated joint ventures, net of taxes of $48	—	—	—	71	—	71	—	71
Exercise of stock options and related tax benefit of $0	5,013	3	120	—	—	123	—	123
Restricted stock issuance	172,032	86	(86)	—	—	—	—	—
Stock compensation	—	—	3,825	—	—	3,825	—	3,825
Shares withheld for taxes	(81,405)	(41)	(2,229)	—	—	(2,270)	—	(2,270)

Balance at June 30, 2012	20,071,346	$10,036	$195,903	$(4,594)	$61,502	$262,847	$39,775	$302,622

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The periods ending June 30, 2012 and 2011 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential segment and statements of cash flows. The Company’s June 30, 2012 and December 31, 2011 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.

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

	Three Months ended		Six Months ended
	June 30		June 30
	2012	2011	2012	2011
Weighted average number of shares outstanding:
Common stock	20,026,354	19,840,116	20,008,358	19,806,034
Common stock equivalents-stock options, grants	61,278	64,628	75,372	48,495

Diluted shares outstanding	20,087,632	19,904,744	20,083,730	19,854,529

For the three months ended June 30, 2011 diluted net loss per share is calculated based on the weighted average number of shares of common stock outstanding and not diluted shares outstanding because of the antidilutive impact of common stock equivalents.

NOTE C – MARKETABLE SECURITIES

The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis.

The following is a summary of available-for-sale securities at June 30, 2012 and December 31, 2011:

($ in thousands)		2012		2011
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value

Certificates of deposit
with unrecognized losses for less than 12 months		$1,902	$1,893	$3,646	$3,605
with unrecognized losses for more than 12 months		103	103	—	—
with unrecognized gains		4,324	4,360	3,525	3,551

Total Certificates of deposit	Level 1	6,329	6,356	7,171	7,156

US Treasury and agency notes
with unrecognized losses for less than 12 months		6,293	6,236	4,352	4,338
with unrecognized losses for more than 12 months		—	—	1,002	1,000
with unrecognized gains		14,723	14,844	16,479	16,660

Total US Treasury and agency notes	Level 2	21,016	21,080	21,833	21,998

Corporate notes
with unrecognized losses for less than 12 months		4,739	4,707	9,230	9,098
with unrecognized losses for more than 12 months		821	818	1,539	1,494
with unrecognized gains		26,052	26,460	19,369	19,738

Total Corporate notes	Level 2	31,612	31,985	30,138	30,330

Municipal notes
with unrecognized losses for less than 12 months		1,058	1,048	1,177	1,165
with unrecognized losses for more than 12 months		952	944	881	873
with unrecognized gains		7,516	7,622	6,964	7,044

Total Municipal notes	Level 2	9,526	9,614	9,022	9,082

		$68,483	$69,035	$68,164	$68,566

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

At June 30, 2012, the fair market value of investment securities exceeded the cost basis by $552,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at June 30, 2012. The Company has determined that any unrealized losses in the portfolio are temporary as of June 30, 2012. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

As of June 30, 2012, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $91,000, which includes estimated taxes of $60,000.

As of June 30, 2012, the Company’s gross unrealized holding gains equal $672,000 and gross unrealized holding losses equal $120,000. On June 30, 2012, the average maturity of certificates of deposits was 2.77 years, the average maturity of U.S. Treasury and agency securities was 2.31 years, the average maturity of corporate notes was 2.16 years and the average maturity of municipal notes was 2.40 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands)
At June 30, 2012	2012	2013	2014	2015	2016	Total
Certificates of deposit	$200	$1,255	$1,627	$2,739	$301	$6,122

U.S. Treasury and agency notes	671	8,785	8,982	2,633	—	21,071

Corporate notes	2,377	11,416	7,097	8,334	1,313	30,537

Municipal notes	710	2,305	4,345	1,760	100	9,220

	$3,958	$23,761	$22,051	$15,466	$1,714	$66,950

(in thousands)
At December 31, 2011	2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,536	$1,255	$1,627	$2,526	$—	$6,944

U.S. Treasury and agency notes	4,734	10,285	5,856	936	—	21,811

Corporate notes	3,450	11,231	8,923	5,584	—	29,188

Municipal notes	860	2,505	4,145	1,160	—	8,670

	$10,580	$25,276	$20,551	$10,206	$—	$66,613

The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

NOTE D – COMMITMENTS AND CONTINGENCIES

A total of 5,488 acres of the Company’s land is subject to water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, requiring minimum future annual payments for as long as the Company owns such land. The estimated future minimum annual payments are $2,500,000 before any potential credits are received, whether or not water is available or is used.

The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and the Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 271 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for Tejon Ranch Commerce Center, or TRCC-West. The reduction in land liens placed on lands in the West CFD when compared to year-end 2011 is due to a refinancing that occurred during February 2012 that allowed for the release of liens on 1,457 acres. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $12,670,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $107,000,000 of additional bond debt authorized by TRPFFA that can be sold in the future.

In connection with the sale of bonds there is a standby letter of credit for $2,189,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest land owner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $33,000.

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

Tejon Mountain Village

CBD Suit: On October 5, 2009, the Kern County Board of Supervisors granted entitlement approval for the Tejon Mountain Village Project (“TMV”). On November 10, 2009, a group consisting of the Center for Biological Diversity, Wishtoyo Foundation, Tri-County Watchdogs and the Center on Race, Poverty and the Environment (collectively, “CBD”) filed an action in the Kern County Superior Court under the California Environmental Quality Act, or CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of approval for TMV, including the certification of the Environmental Impact Report, or EIR, approval of associated Kern County General Plan amendments, adoption of associated Zoning Maps, adoption of Special Plan No. 1, Map 256, exclusion from Agricultural Preserves Nos. 4 and 19, and approval of Vesting Tentative Tract Maps 6720 and 6717, among other associated approvals. TMV and the Company were named as real parties in interest (“Real Parties”) in the action.

The action alleged that the County failed to properly follow the procedures and requirements of CEQA including failure to identify, analyze and mitigate impacts to air quality, biological resources, hydrology and water quality, traffic, cultural resources, hazards, and failure to adequately describe the project and the environmental setting. The action also alleged that the County violated the Planning and Zoning Law and the Kern County General Plan. With these allegations CBD was attempting to get the EIR and approvals from Kern County for TMV overturned.

On November 5, 2010, Kern County Superior Court Judge Kenneth Twisselman ruled in favor of the County and Real Parties when he found that the County had properly analyzed and evaluated the environmental effects of TMV. In his ruling, Judge Twisselman rejected all of the claims made by CBD.

On February 8, 2011, CBD appealed the court’s decision. On April 25, 2012, the California Fifth District Court of Appeal (“Court of Appeal”) panel issued its unanimous 89-page unpublished opinion affirming the trial court’s favorable judgment against CBD in every respect and awarding costs on appeal to the County and Real Parties.

On May 10, 2012, CBD filed a timely petition for rehearing, which the Court of Appeal summarily denied on May 15, 2012. Thereafter, no petition for review by the California Supreme Court was filed and the time for such review has now expired. The Court of Appeal issued its remittitur on June 25, 2012, and the Court of Appeal’s unpublished decision became final and no longer subject to review as of that date.

Robinson Suit: On November 10, 2009, an additional suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson (“plaintiff”) an alleged representative of the federally-unrecognized “Kawaiisu Tribe” alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes.

The Company and other defendants filed motions to dismiss plaintiff’s complaint for failure to state a claim and lack of jurisdiction. On January 24, 2011, the Company received a ruling by Judge Wanger dismissing all claims against the Company, TMV, the County and the federal defendants. However, the judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint.

During April, 2011, the plaintiff filed his second amended complaint against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July, 2011 related to his second amended complaint. Thereafter, the case was reassigned to Magistrate Judge McAuliffe. On January 18, 2012, Judge McAuliffe issued an order dismissing all claims in plaintiff’s second amended complaint for failure to state a cause of action and/or for lack of jurisdiction, but allowing the plaintiff one more opportunity to state certain land claims. The court also indicated that it was considering dismissing the case due to the lack of federal recognition of the “Kawaiisu Tribe”. The court then granted plaintiff an extension until March 19, 2012 to file his third amended complaint.

Plaintiff filed his third amended complaint on March 19, 2012. At the request of the U.S. Department of Justice acting on behalf of the Department of the Interior, defendants (including the Company) were given an extension to April 30, 2012 in which to respond to the third amended complaint. Defendants filed motions to dismiss all claims in the third amended complaint without further leave to amend on April 30, 2012. Plaintiff thereafter substituted in new counsel and with leave of court filed his opposition papers on June 8, 2012. Defendants filed their reply papers on June 22, 2012. The Court heard oral arguments on July 20, 2012 and we are now anticipating that the court will issue its ruling early August 2012. The Company believes that a negative outcome in this case is remote at this time and the monetary impact of an adverse claim, if any, also cannot be estimated at this time.

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

Antelope Valley Groundwater Cases

On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying portions of the Company’s land in Los Angeles County. Three phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The court has encouraged mediation sessions to settle remaining regional issues, such as groundwater pumping allocations and appointment of a regional water master. Several such mediation sessions have occurred, the most recent of which was May 30, 2012. Through these sessions, progress was made toward reaching a settlement on groundwater allocations and counsel for the various parties have since worked to draft a Stipulated Judgment that may serve as a framework for settlement of the cases, although substantial conflicts remain to be resolved. Given the incremental progress toward resolution, the trial judge has scheduled the next phase for trial for February 2013, allowing additional time for mediation and settlement discussions and encouraging further progress in order to avoid future trial costs. It is too early to ascertain whether a settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company’s needs will continue to be available for its use regardless of the outcome of this case.

State Water Resources Control Board Lawsuit

On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. On September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the law suit, without prejudice. The parties remaining are currently engaged in the discovery process and have had very preliminary discussions regarding a possible negotiated resolution. At this point, however, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

Water Bank Lawsuits

On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original EIR for the Monterey Amendments was determined to be insufficient in an earlier lawsuit, and the current lawsuit challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other allegations, the current lawsuit also challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

NOTE E – INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES

The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at June 30, 2012 was $55,112,000. The equity in the income of the unconsolidated joint ventures was $893,000 and $534,000 for the three and six months ended June 30, 2012. The unconsolidated joint ventures have not been consolidated as of June 30, 2012, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•

Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture performs the day-to-day operations at the facility. At June 30, 2012, the Company had an equity investment balance of $9,768,000 in this joint venture.

•

Tejon Mountain Village LLC – Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At June 30, 2012, the Company’s equity investment balance in this joint venture was $38,974,000.

•

Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. At June 30, 2012, the Company’s combined equity investment balance in these two joint ventures was $6,370,000.

•

Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a variable interest entity, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At June 30, 2012 the Company had a 69.44% ownership position in Centennial Founders, LLC.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of June 30, 2012 and December 31, 2011 and condensed statements of operations for the six months ended June 30, 2012 and June 30, 2011 are as follows:

Statement of Operations

for the six months ending June 30, 2012

(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial-VIE
Gross revenues	$59,001	$53	$975	$—	$60,029	$135

Net income (loss)	$1,540	$46	$(282)	$(47)	$1,257	$(160)

Partner’s share of net income (loss)	$616	$23	$(141)	$(24)	$474	$(50)

Equity in income (losses)	$675	$23	$(141)	$(23)	$534	$(110)

Balance Sheet Information as of June 30, 2012
Current assets	$13,704	$63	$804	$456	$15,027	$301
Property and equipment, net	44,273	4,365	19,791	89,764	158,193	68,686
Other assets	264	—	307	—	571	—
Long-term debt	(17,725)	—	(11,000)	—	(28,725)	—
Other liabilities	(3,578)	—	(80)	(492)	(4,150)	(944)

Net assets	$36,938	$4,428	$9,822	$89,728	$140,916	$69,043

Statement of Operations

for the six months ending June 30, 2011

(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial-VIE
Gross revenues	$54,709	$—	$228	$127	$55,064	$127

Net income (loss)	$611	$(56)	$(702)	$(32)	$(179)	$(168)

Partner’s share of net income (loss)	$246	$(28)	$(351)	$(16)	$(149)	$(60)

Equity in income (losses)	$365	$(28)	$(351)	$(16)	$(30)	$(108)

Balance Sheet Information as of December 31, 2011
Current assets	$16,940	$12	$116	$1,020	$18,088	$325
Property and equipment, net	44,092	4,255	16,509	85,127	149,983	67,684
Other assets	307	—	37	—	344	—
Long-term debt	(18,076)	—	(8,625)	—	(26,701)	—
Other liabilities	(2,648)	—	(201)	(1,122)	(3,971)	(1,106)

Net assets	$40,615	$4,267	$7,836	$85,025	$137,743	$66,903

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – LONG TERM WATER ASSETS

Long term assets consist of water and water contracts held for future use or sale. 8,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Banked water costs also include costs related to the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency, or AVEK and we have approximately 10,534 acre feet of water in AVEK’s water bank. An additional 14,786 acre-feet of transferable water purchased for $8,985,000 is owned by the Company. The Company holds State Water Project, or SWP, contracts for 3,444 acre feet of water with the Tulare Water Storage District and the Dudley-Ridge Water Storage District to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $708,000 per year. Water contracts with the WRMWSD and the Tejon-Castac Water District are also in place, but were entered into with each District at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts. Water assets consist of the following at June 30, 2012 and December 31, 2011:

($ in thousands)	June 30, 2012	December 31, 2011
Banked water and water for future delivery	$4,364	$3,546
Transferable water	8,988	8,988
SWP Contracts (net of accumulated amortization of $1,673 and $1,317 at June 30, 2012 and December 2011, respectively)	16,153	16,510

Total long-term assets	29,505	29,044

less: Current portion	(708)	(708)
	$28,797	$28,336

NOTE G – SHORT-TERM AND LONG-TERM DEBT

The Company had no outstanding balance on its line of credit at June 30, 2012 and December 31, 2011.

Long-term debt consists of the following:

($ in thousands)
	June 30, 2012	December 31, 2011
Note payable to a bank	$271	$290
Less current portion	(39)	(37)

	$232	$253

We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2012, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $175,000,000 and liquid assets of not less than $25,000,000. At June 30, 2012 our tangible net worth was $302,893,000 and liquid assets were $74,784,000. A portion of our farm acreage secures this line of credit. The outstanding long-term debt, less current portion of $39,000, is $232,000 at June 30, 2012. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.

NOTE H – INTEREST RATE RISK MANAGEMENT

At June 30, 2012, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, has an interest rate swap agreement with respect to $18,419,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. TA/Petro accounts for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures. As of June 30, 2012, the Company’s portion of the fair value of the interest rate swap was a liability of $33,000.

NOTE I – STOCK COMPENSATION – OPTIONS

The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through June 30, 2012, the Company has granted options under the plan to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 1,077,792 have been exercised or forfeited, leaving 51,500 granted options outstanding at June 30, 2012. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted under the 1998 Plan to date are currently vested.

The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the adoption of the NDSI Plan through June 30, 2012, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 75,951 options have been exercised or forfeited, leaving 7,567 granted options outstanding at June 30, 2012. Options granted under the NDSI Plan vest one year from the date of grant and have ten year contractual terms. All outstanding options granted under the NDSI plan are currently vested.

There were no options granted in 2012 or 2011 under either the 1998 Plan or the NDSI Plan.

Exercise prices for options outstanding under the 1998 Plan and NDSI Plan as of June 30, 2012 ranged from $27.66 to $27.90. The weighted-average remaining contractual life of those options is approximately eight months. None of the options granted under the 1998 Plan or NDSI Plan contain conversion features.

The following is a summary of the Company’s stock option activity and related information for the six month period ended June 30, 2012:

	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	66,693	$27.32
Granted	—	—
Exercised	(5,013)	24.49
Forfeited/Cancelled	(2,613)	24.49

Outstanding end of period	59,067	$27.69

Options exercisable end of period	59,067	$27.69

As of June 30, 2012, there was no unrecognized compensation cost related to stock options. No shares vested during the three months ended June 30, 2012, therefore, the fair value of shares vesting was zero. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 were $3,000 and $1,585,000, respectively. As of June 30, 2012, there were 59,067 options vested and exercisable with a weighted-average exercise price of $27.69 and an aggregate intrinsic value of $55,000.

NOTE J – STOCK COMPENSATION – RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones. The Company has issued 167,561 shares of restricted stock that vest over three and four-year periods of time and of this amount 132,814 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 95,227 for threshold performance, 614,158 shares for target performance, and 906,044 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities.

During the second quarter of 2012, the Company achieved the second performance milestone for the Tejon Mountain Village project, which was to successfully defend its environmental impact report in the courts and achieve litigation free entitlement. Please Note D - Commitments and Contingencies for a detailed status of the TMV CBD lawsuit. This achievement resulted in an acceleration of stock compensation expense during the second quarter of 2012 related to the TMV litigation free performance milestone. Additionally, the achievement of this milestone has moved up the likelihood of reaching the third performance milestone sooner. As such, the cost for this final TMV performance milestone has been accelerated.

The following is a summary of the Company’s stock grant activity assuming target achievement for outstanding performance grants for the following periods:

	June 30 2012	December 31 2011
Stock Grants Outstanding Beginning of the Year at Target	744,508	782,087
New Stock Grants/Additional shares maximum achievement	73,729	64,679
Vested Grants	(167,608)	(36,980)
Expired/Forfeited Grants	—	(65,278)

Stock Grants Outstanding June 30, 2012 at Target	650,629	744,508

The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.

For the six months ending June 30, 2012 there was total employee stock compensation of $3,642,000 with $3,475,000 being expensed and $167,000 being capitalized to projects. For the six months ending June 30, 2011 we recognized $2,313,000 in expense.

Under the NDSI Plan, each non-employee director receives his or her annual compensation in stock. Under this plan, 72,875 shares of stock have been granted since the plan was adopted in 2004. During 2012, 5,982 shares have been granted. Total expenses relating to non- employee director stock compensation during the six months ended June 30, 2012 and 2011 was $183,000 and $162,000, respectively.

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

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At June 30, 2012, the investment mix was approximately 68% equity, 27% debt, and 5% money market funds. At December 31, 2011, the investment mix was approximately 66% equity, 29% debt and 5% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.4% in 2012 and 2011. The expected long-term rate of return on plan assets is 7.5% in 2012 and 2011. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the six months ended June 30, 2012 and 2011:

(In thousands)	2012	2011
Cost components:
Service cost-benefits earned during the period	$(126)	$(120)
Interest cost on projected benefit obligation	(192)	(158)
Expected return on plan assets	222	172
Net amortization and deferral	(210)	(94)

Total net periodic pension cost	$(306)	$(200)

NOTE L – INCOME TAXES

For the six months ended June 30, 2012, the Company incurred income tax benefits of $64,000 compared to a net income tax expense of $4,268,000 for the six months ended June 30, 2011. These represent effective income tax rates of approximately (20%) and 35% for the six months ended June 30, 2012 and, 2011, respectively. The effective tax rate is calculated based on forecasted net income for 2012 adjusted for estimated permanent tax differences such as depletion allowances. During 2012, depletion allowances have increased due to higher oil and gas revenues and are the primary driver of the increase in permanent tax differences that is creating the current period tax benefit. As of June 30, 2012, our balance sheet reflects an income tax receivable of $408,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first six months ended June 30, 2012, the Company made income tax payments of $3,401,000 related to the 2011 tax year and received $580,000 in tax refunds.

NOTE M – SEGMENT REPORTING

The revenue components of our commercial/industrial real estate segment for the six months ending June 30 are as follows:

(In thousands)	2012	2011

Commercial leases	$2,918	$2,616
Oil and Gas revenue	7,183	4,084
Mineral revenue	642	561
Grazing leases	587	564
Land Sale	648	—
All other land management ancillary services	578	1,567

	$12,556	$9,392

Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Calpine power plant lease, communication tower rents, and payments from easement leases. Oil and mineral royalties are received from the exploration and development companies who extract or mine the natural resources from our land. Land management ancillary services include wildlife management, landscape and property maintenance, and building management services. During the first six months of 2012, the Company’s game management operations were temporarily suspended in order to complete the development of a new sales program and operating procedures. Please refer to Form 8-K filed on January 20, 2012 regarding the Company’s game management and hunting operations. It is expected that the game management operations will be fully functional beginning September 1, 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward- looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above in the section entitled, “Risk Factors” in this report and our Annual Report on Form 10-K .

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

For the first six months of 2012 we had net income of $343,000 compared to net income of $8,039,000 for the first six months of 2011. When comparing to the first six months of 2011, the decrease is largely the result of the sale of conservation easements for $15,750,000 in 2011, which is partially offset by improved in oil royalties, farming revenues, and lower tax provision.

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

Results of Operations

Comparison of six months ended June 30, 2012 to six months ended June 30, 2011

Total revenue from segment operations for the first six months of 2012 was $17,428,000 compared to $28,518,000 for the first six months of 2011, representing a decrease of $11,090,000, or 39%.

Commercial/industrial segment revenues increased $3,164,000 in the first six months of 2012 compared to the same period of 2011 primarily due to increased oil lease and royalty payments of $2,610,000. Additionally, we recognized $648,000 of revenue during the first six months of 2012, which was deferred from the sale of land to Caterpillar that occurred in December 2011, as we completed the required infrastructure by June 30, 2012. Oil royalties improved as production increased 37% during the first six months of 2012 compared to the same period in 2011. Royalty payments are tied directly to the market price of oil, which has increased 10% compared to the same period of 2011. We continue to see increased interest in exploration activities on our lands. Since the fourth quarter of 2011 we have had four new wells drilled on our land, all of which are in production. These new wells played a significant role in the increase in production thus far in 2012. We are continuing to see new drilling activity and new drilling permits on our land. This new increase in activity does not mean there will be any increase in royalty revenue because new sources of oil may not be found.

The resort/residential segment reported revenues of $135,000 during the first six months of 2012 compared to $15,878,000 during the first six months of 2011. The 2011 period reflects the sale of five conservation easements totaling approximately 62,000 acres for $15,750,000 to the Tejon Ranch Conservancy, an independent non-profit organization set up as a part of the 2008 Conservation and Land Use Agreement by the conservation groups that signed the agreement. The Company will retain fee ownership of the 62,000 acres and continue to operate current revenue generating activities including farming, cattle grazing, filming, oil and gas and other mineral exploration and production on portions of the acreage. The conservation easements will preclude the Company from pursuing any long-term development on the 62,000 acres.

Farming revenues increased $1,489,000 in the first six months of 2012 compared to the same period in 2011 primarily due to an increase of $1,207,000 in pistachio revenue, of which $320,000 was due to a price adjustment for the 2010 crop year. There was a carry-forward of the 2011 pistachio crop year inventory into 2012, the sale of which increased 2012 revenues, in contrast to no inventory carry-forward in 2011 from the 2010 pistachio crop. Almond revenues increased $245,000 compared to the prior year mainly due to a 9% increase in average price during the first six months of 2012 compared to the same period in 2011. As 2012 progresses, we expect prices for almonds to improve due to continued strong demand for almonds.

Net income attributable to common stockholders for the first six months of 2012 was $393,000, or $0.02 per share, compared to net income attributable to common stockholders of $8,098,000, or $0.41 per share, for the same period in 2011. The decline for the first six months of 2012 is primarily due to the sale of the conservation easements during the first six months of 2011, as described above, and increases in operating expenses. These items, which negatively impacted income were partially offset by net increases in oil revenues and farming revenues during the first six months of 2012.

Expenses within our commercial/industrial segment decreased $91,000, or 1% during the first six months of 2012 compared to the same period in 2011. Within the commercial expense category there was a $374,000 decrease related to assessments by the Tejon-Castac Water District, a $238,000 increase in capitalized indirect costs, partially offset by a $213,000 increase in stock compensation cost due the acceleration of the vesting of the TMV CEQA litigation-free performance grant milestone and a $254,000 increase in compensation and bonus accruals mainly due to the timing of hiring new employees in 2011 and early 2012.

Expenses within our resort/residential segment increased $278,000, or 15%, during the first six months of 2012 compared to the same period in 2011. The increase is primarily due to a $155,000 increase in stock compensation expense due to the acceleration of the vesting of the TMV CEQA litigation-free performance grant milestone and a $48,000 increase in compensation and bonus accruals.

Farming expenses for the first six months of 2012 were flat when compared to the same period in 2011.

Corporate general and administrative costs increased $1,249,000, or 22%, during the first six months of 2012 compared to the same period in 2011, primarily due to a $846,000 increase in stock compensation expense due to the acceleration of the vesting of the TMV CEQA litigation-free performance grant milestones, a $194,000 increase in compensation and bonus accruals due to the timing of hiring new employees and annual changes to compensation, and $126,000 increase in licensing and fees related to information management systems.

Equity in income of our unconsolidated joint ventures increased $564,000 in the first six months of 2012 compared to the first six months of 2011. Our TA/Petro joint venture generated $309,000 higher income mainly due to higher gasoline sales and improved margins. Our Rockefeller joint ventures generated $262,000 higher net income due to the occupancy of a building by Dollar General and rental payments beginning in April 2012.

Comparison of three months ended June 30, 2012 to three months ended June 30, 2011

Total revenues for the second quarter of 2012, were $7,849,000 compared to $5,872,000 for the second quarter of 2011. This increase of $1,977,000, or 34%, in total revenues is primarily attributable to improved commercial/industrial revenue and farming revenue.

Commercial/industrial revenue improved $1,396,000 when compared to the second quarter of 2011. The improvement is largely due to an $863,000 increase in oil royalties, as production increased 42% and the average price of oil remained flat, and we recognized $507,000 of revenue in the second quarter of 2012, related to the land sale to Caterpillar in December 2011.

Commercial/industrial expenses decreased by $154,000, or 5%, compared to the second quarter of 2011, primarily due to $243,000 lower professional services as a result of less legal fees incurred in 2012 as compared to 2011. Additional decreases in commercial/industrial expenses include $152,000 lower assessments by the Tejon-Castac Water District, $130,000 higher indirect costs capitalized to construction in progress projects and $81,000 lower marketing expenses. These decreases in expenses were partially offset by a $226,000 increase in stock compensation due to the acceleration of the vesting of the TMV CEQA performance grant milestone and a $152,000 increase in compensation and bonus accruals mainly due to new employees and annual changes to compensation.

Resort residential expenses increased $208,000, or 22%, during the second quarter of 2012 compared to the second quarter of 2011, primarily due to a $154,000 increase in stock compensation expense related to the acceleration of the vesting of the TMV CEQA performance grant milestone. Additionally, compensation and bonus accruals increased by $45,000 during the second quarter of 2012 compared to the same period in 2011.

Farming revenues increased $615,000 during the second quarter of 2011 compared to the second quarter of 2010, primarily due to $326,000 higher pistachio sales as a result of the larger inventory carried over from the 2011 crop year. Almond revenues increased $277,000 primarily due to price adjustments.

Farming expenses increased $113,000, or 13%, during the second quarter of 2012 compared to the same period in 2011, primarily due to a $137,000 increase in farming general and administrative expenses, a $96,000 increase in pistachio cost of sales and a $33,000 increase in water expenses, partially offset by $172,000 decrease in almond cost of sales.

Corporate expenses increased by $917,000, or 33%, during the second quarter of 2012 compared to the second quarter of 2011, primarily due to a $681,000 increase in stock compensation due to the acceleration of the vesting of the TMV CEQA performance grant milestones. Additionally, we experienced an $186,000 increase in license fees related to information management systems. These increases were partially offset by an $86,000 decrease in professional services.

Our share of earnings from our joint ventures increased $481,000 in the second quarter of 2012 compared to the second quarter of 2011, primarily due to $321,000 higher income from our TA/Petro joint venture and $162,000 higher income from our Rockefeller joint venture mainly due to the occupancy of the Five West Parcel building.

Future activities within the commercial/industrial segment continue to be focused on the marketing and development of commercial/industrial and retail product offerings within TRCC-East and completing the build-out of TRCC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. We are currently evaluating and performing due diligence related to the viability of an outlet center within TRCC-East to expand our retail product offerings within TRCC-East. We are anticipating the beginning of a new phase of master infrastructure development within TRCC-East during the third or fourth quarter of 2012. This new infrastructure will begin to open up retail and industrial sites in the southern section of the TRCC-East development. We estimate that this infrastructure, once started, could be completed in approximately nine months at an investment of $8,000,000 to $9,000,000.

We continue to focus our industrial development marketing efforts for TRCC-East and TRCC-West on the labor and logistical benefits of our site and the success that current tenants and owners within our development have experienced. Our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are more difficult to build in Los Angeles due to the number of acres necessary for a building of that size. We believe that our ability to provide land parcels to support buildings of that size can provide us with a potential marketing advantage in the future. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. Vacancy rates have declined in the Inland Empire region of Los Angeles, a large industrial area within Los Angeles that we compete with for customers. Lease rates in the Inland Empire area have also been improving during 2012, which could be helpful to us in our lease pricing in the future. During 2012, we anticipate that our commercial/industrial and resort/residential real estate segments will incur costs, net of amounts capitalized, related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings.

Most of the expenses incurred within our resort/residential segment during 2012 will be focused on the ongoing implementation of the Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial Founders, LLC and completing the permitting process for TMV.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. While it is still too early in the year to predict with any certainty, we estimate that our 2012 almond crop production will be on par with 2011 production due to what appears to have been good spring growing period. With demand remaining strong for almonds, we expect pricing for 2012 to be comparable to 2011. We were still holding 168,000 pounds of 2011 crop almonds in inventory at June 30, 2012. The market value of our remaining 2011 almond inventory exceeds the carrying value of that inventory.

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

We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report.

Income Taxes

For the six months ended June 30, 2012, the Company incurred income tax benefits of $64,000 compared to a net income tax expense of $4,268,000 for the six months ended June 30, 2011. These represent effective income tax rates of approximately (20%) and 35% for the six months ended June 30, 2012 and, 2011, respectively. The effective tax rate is calculated based on forecasted net income for 2012 adjusted for estimated permanent tax differences such as depletion allowances. During 2012, depletion allowances have increased due to higher oil and gas revenues and are the primary driver of the increase in permanent tax differences that is creating the current period tax benefit. As of June 30, 2012, our balance sheet reflects an income tax receivable of $408,000.

The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first six months ended June 30, 2012, the Company made income tax payments of $3,401,000 for the 2011 tax year and received $580,000 in tax refunds.

Cash Flow and Liquidity

Our cash, cash equivalents and marketable securities totaled approximately $74,784,000 at June 30, 2012, a decrease of $12,154,000, or 14%, from the corresponding amount at the end of 2011. Cash, cash equivalents and marketable securities decreased during the first six months of 2012 due to property and equipment expenditures that included infrastructure development costs, investment in joint ventures, and payment of income taxes.

The following table shows our cash flow activities for the six months ended June 30:

(In thousands)	2012	2011

Operating activities	$4,793	$3,552
Investing activities	$(15,250)	$(7,311)
Financing activities	$(2,166)	$1,479

During the first six months of 2012, our operations provided $4,793,000 of cash primarily from $3,000,000 cash distributions from our Petro joint venture and improved operating results mainly from oil royalties and crop revenues. These increases in cash were partially offset with income tax payments, net of refunds, totaling approximately $2,821,000 related to the 2011 tax year.

During the first six months of 2011, our operations provided $3,552,000 of cash primarily from the positive impact of operating activities, an oil exploration lease payment and the collection of farming receivables, partially offset by increased farming inventory costs.

During the first six months of 2012, investing activities used $15,250,000 of cash primarily as a result of the $9,172,000 in capital expenditures, described below, $4,579,000 in contributions in our unconsolidated joint ventures, partially offset by a $1,012,000 distribution from our Five West Parcel Joint Venture. Included in the $9,172,000 capital expenditures during the first six months of 2012 was $2,012,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements and crop development.

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

We estimate that our investment requirements over the remainder of 2012 could total approximately $14,000,000. These amounts include contributions to our joint ventures, primarily TMV and Centennial, investments in infrastructure within TRCC-East, and ordinary recurring capital investments within our operating segments. Throughout the remainder of 2012, contributions to joint ventures will be related to the entitlement process for Centennial Founders LLC and permitting, litigation costs, and water turnout development costs for TMV.

During the first six months of 2012, financing activities used $2,166,000 in cash, primarily as a result of payroll taxes on issuance of restricted stock grants. During the first six months of 2011, financing activities provided $1,479,000 in cash, primarily as a result of proceeds from the exercise of stock options partially offset by payroll taxes on issuance of restricted stock grants. At June 30, 2012 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit.

Capital Structure and Financial Condition

At June 30, 2012, total capitalization at book value was $302,893,000 consisting of $271,000 of debt and $302,622,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is unchanged when compared to the debt-to- total-capitalization ratio at December 31, 2011.

We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2012, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interests, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At June 30, 2012 our tangible net worth was $302,893,000 and liquid assets were $74,784,000. This line of credit is secured by a portion of our farm acreage.

The outstanding long-term debt, less current portion of $39,000, is $232,000 at June 30, 2012. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.

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

As noted above, at June 30, 2012, we had $74,784,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets upon full entitlement of our community projects. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we may use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. Based on the Company’s current financial position, we believe that we will have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$271	$39	$85	$98	$49
Interest on fixed rate debt	59	17	26	14	2
Line of Credit	32	32	—	—	—
Letter of Credit Fee	102	102	—	—	—
Tejon Ranch Conservancy	4,280	540	880	880	1,980
Cash contract commitments	1,931	1,931	—	—	—
Estimated minimum payments to WRMWSD	57,500	2,500	5,000	5,000	45,000

Total contractual obligations	$64,175	$5,161	$5,991	$5,992	$47,031

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

Off-Balance Sheet Arrangements

The following table shows contingent obligations we have with respect to certain bonds issued by the CFD:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$2,189		$2,189	$—	$—

Total other commercial commitments	$2,189	$—	$2,189	$—	$—

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade rating from Moody’s or Standard and Poor’s. See “Note C – Marketable Securities” in the Notes to Unaudited Consolidated Financial Statements in this report.

Our line-of-credit currently has no outstanding balance. The interest rate on our new line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $271,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At June 30, 2012, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, has an interest rate swap agreement with respect to $18,419,000 of its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matures in August 2012 and is a contract to exchange variable-rate for fixed-rate interest payments periodically over the life of the agreement. The interest rate swap fixed rate is 6.05%. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income. At June 30, 2012, the Company’s share of the loss in the interest rate swap is $33,000.

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

Interest Rate Sensitivity Financial Market Risks

Principal Amount by Expected Maturity

At June 30, 2012

(In thousands)

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at 6/30/2012

Assets:
Marketable securities	$3,948	$24,076	$22,523	$16,115	$1,821	$—	$68,483	$69,035
Weighted average interest rate	3.93%	1.85%	1.41%	1.54%	1.49%	—	1.75%

Liabilities
Long-term debt	$39	$41	$44	$47	$51	$49	$271	$271
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

Commodity Price Exposure

As of June 30, 2012, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2012 and 2011 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $3,220,000 of accounts receivable outstanding at June 30, 2012, $892,000 is at risk to changing prices. Of the amount at risk to changing prices, $503,000 is attributable to pistachios, and $389,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2011 was $5,239,000 of the total accounts receivable of $7,832,000. Of the December 31, 2011 amount at risk to changing prices, $3,616,000 is related to pistachios and $1,623,000 is related to almonds.

The price estimated for recording accounts receivable for pistachios recorded at June 30, 2012 was $2.40 per pound, as compared to $2.17 per pound at December 31, 2011. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $2,100. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $2.75. With respect to almonds, the price estimated for recording the receivable was $1.86 per pound. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $2,100. The range of final prices over the last three years for almonds has ranged from $1.54 to $1.75 per pound.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item	6. Exhibits:

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract – Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement	FN 9

10.19	*Form of Restricted Stock Unit Agreement for Directors	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200295

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200296

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 200297

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
FN 1	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference.
FN 2	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.3 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 3	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number I-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 4	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference.
FN 5	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, for the period ending December 31, 1997, is incorporated herein by reference.
FN 6	This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
FN 7	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.
FN 8	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.2 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 9	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 15 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
FN 10	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.
FN 11	This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.
FN 12	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.28 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.
FN 13	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
FN 14	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference
FN 15	This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 3, 2012	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Senior Vice President, Chief Financial Officer