Form 10-Q
period 2012-09-30
TEJON RANCH CO
filed 2012-11-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Registrant’s telephone number, including area code: (661) 248-3000
____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  X The number of the Company’s outstanding shares of Common Stock on November 2, 2012 was 20,082,157.

TEJON RANCH CO. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30

	2012	2011	2012	2011
Revenues:
Real estate - commercial/industrial	$6,185	$5,760	$18,741	$15,152
Real estate - resort/residential	132	88	267	15,966
Farming	9,797	8,917	14,534	12,165
Total revenues	16,114	14,765	33,542	43,283
Costs and Expenses:
Real estate - commercial/industrial	3,089	3,249	9,184	9,435
Real estate - resort/residential	1,430	1,001	3,585	2,878
Farming	5,003	4,825	8,224	8,015
Corporate expenses	2,590	2,655	9,437	8,253
Total expenses	12,112	11,730	30,430	28,581
Operating income	4,002	3,035	3,112	14,702
Other Income:
Investment income	313	317	948	927
Interest income (expense)	33	—	(2)	—
Other income	15	17	50	77
Total other income	361	334	996	1,004
Income from operations before equity in earnings of unconsolidated joint ventures	4,363	3,369	4,108	15,706
Equity in earnings of unconsolidated joint ventures, net	1,114	613	1,648	583
Income before income tax expense	5,477	3,982	5,756	16,289
Income tax expense	1,525	1,442	1,461	5,710
Net income	3,952	2,540	4,295	10,579
Net loss attributable to non-controlling interest	(69)	(18)	(119)	(77)
Net income attributable to common stockholders	$4,021	$2,558	$4,414	$10,656
Net income per share attributable to common stockholders, basic	$0.20	$0.13	$0.22	$0.54
Net income per share attributable to common stockholders, diluted	$0.20	$0.13	$0.22	$0.54

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$3,952	$2,540	$4,295	$10,579
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	193	(274)	344	14
Benefit plan adjustments	—	(112)	—	(486)
Equity in other comprehensive income of unconsolidated joint venture	33	39	152	128
Other comprehensive income (loss) before taxes	226	(347)	496	(344)
(Provisions) benefit for income taxes related to other comprehensive income (loss) items	(90)	109	(198)	109
Other comprehensive income (loss)	136	(238)	298	(235)
Comprehensive income	4,088	2,302	4,593	10,344
Comprehensive loss attributable to non-controlling interests	(69)	(18)	(119)	(77)
Comprehensive income attributable to common stockholders	$4,157	$2,320	$4,712	$10,421
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,208	$18,372
Marketable securities - available-for-sale	67,836	68,566
Accounts receivable	11,223	7,832
Inventories	6,178	3,587
Prepaid expenses and other current assets	4,187	4,317
Deferred tax assets	906	1,099
Total current assets	97,538	103,773
Property and equipment - net of depreciation (includes $71,258 at September 30, 2012 and $66,412 at December 31, 2011, attributable to Centennial Founders LLC, Note E)	140,086	128,430
Investments in unconsolidated joint ventures	52,885	53,893
Long-term water assets	28,714	28,336
Long-term deferred tax assets	6,839	6,845
Other assets	1,684	699
TOTAL ASSETS	$327,746	$321,976
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$4,273	$2,447
Other accrued liabilities	2,336	3,074
Income taxes payable	1,180	2,484
Deferred income	1,644	2,125
Current portion of long-term debt	39	37
Total current liabilities	9,472	10,167
Long-term debt, less current portion	223	253
Long-term deferred gains	2,248	2,664
Other liabilities	5,812	5,474
Pension liability	2,606	2,979
Total liabilities	20,361	21,537
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,082,157 at September 30, 2012 and 19,975,706 at December 31, 2011	10,037	9,988
Additional paid-in capital	196,577	194,273
Accumulated other comprehensive loss	(4,458)	(4,756)
Retained earnings	65,523	61,109
Total Tejon Ranch Co. Stockholders’ Equity	267,679	260,614
Non-controlling interest	39,706	39,825
Total equity	307,385	300,439
TOTAL LIABILITIES AND EQUITY	$327,746	$321,976
See Notes to Unaudited Consolidated Financial Statements

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30
	2012	2011
OPERATING ACTIVITIES
Net income	$4,295	$10,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,294	3,066
Equity in earnings	(1,648)	(583)
Non-cash retirement plan expense	313	70
Amortization of stock compensation expense	4,184	3,846
Gains on sales of real estate/assets	(606)	—
Gains on sale of easements	—	(15,730)
Deferred income taxes	—	(144)
Distribution of earnings from unconsolidated joint ventures	7,200	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(5,458)	537
Current liabilities, net	(1,088)	4,102
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,486	5,743
INVESTING ACTIVITIES
Maturities and sales of marketable securities	14,266	9,768
Funds invested in marketable securities	(13,831)	(28,739)
Property and equipment expenditures	(15,777)	(9,509)
Proceeds from sale of easements	—	15,750
Investment in unconsolidated joint ventures	(5,404)	(2,282)
Distribution of equity from unconsolidated joint ventures	1,012	—
Investment in pistachio processor	—	(485)
Other	(776)	(532)
NET CASH USED IN INVESTING ACTIVITIES	(20,510)	(16,029)
FINANCING ACTIVITIES
Borrowings of short-term debt	1,500	—
Repayments of short-term debt	(1,500)	—
Repayments of long-term debt	(28)	(28)
Proceeds from exercise of stock options	158	5,242
Taxes on vested stock grants	(2,270)	(812)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,140)	4,402
DECREASE IN CASH AND CASH EQUIVALENTS	(11,164)	(5,884)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,372	22,027
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,208	$16,143
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Accrued capital expenditures included in accounts payable and accrued liabilities	$31	$—
Sale of assets accounted as direct finance leases	$913	$—

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tejon Ranch Co.’s Stockholders Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2011	19,747,470	$9,874	$183,816	$(2,191)	$45,215	$236,714	$39,938	$276,652
Net income	—	—	—	—	15,894	15,894	(113)	15,781
Changes in unrealized gains on available-for-sale securities, net of taxes of $33	—	—	—	(49)	—	(49)	—	(49)
Benefit plan adjustment net of taxes of $1,026	—	—	—	(1,548)	—	(1,548)	—	(1,548)
SERP liability adjustment, net of taxes of $727	—	—	—	(1,098)	—	(1,098)	—	(1,098)
Equity in other comprehensive income of unconsolidated joint ventures, net of taxes of $87	—	—	—	130	—	130	—	130
Exercise of stock options and related tax benefit of $634	205,165	103	5,773	—	—	5,876	—	5,876
Restricted stock issuance	52,069	26	(26)	—	—	—	—	—
Stock compensation	—	—	5,507	—	—	5,507	—	5,507
Shares withheld for taxes	(28,998)	(15)	(797)	—	—	(812)	—	(812)
Balance at December 31, 2011	19,975,706	9,988	194,273	(4,756)	61,109	260,614	39,825	300,439
Net income	—	—	—	—	4,414	4,414	(119)	4,295
Changes in unrealized gains on available-for-sale securities, net of taxes of $137	—	—	—	207	—	207	—	207
Equity in other comprehensive income of unconsolidated joint ventures, net of taxes of $61	—	—	—	91	—	91	—	91
Exercise of stock options and related tax benefit of $8	13,641	7	355	—	—	362	—	362
Receivable of stock option proceeds from employees	—	(4)	(200)	—	—	(204)	—	(204)
Restricted stock issuance	174,215	87	(87)	—	—	—	—	—
Stock compensation	—	—	4,465	—	—	4,465	—	4,465
Shares withheld for taxes	(81,405)	(41)	(2,229)	—	—	(2,270)	—	(2,270)
Balance at September 30, 2012	20,082,157	$10,037	$196,577	$(4,458)	$65,523	$267,679	$39,706	$307,385
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
The periods ending September 30, 2012 and 2011 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential segment and statements of cash flows. The Company’s September 30, 2012 and December 31, 2011 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Weighted average number of shares outstanding:
Common stock	20,074,233	19,973,160	20,030,396	19,862,355
Common stock equivalents-stock options, grants	18,821	20,740	58,695	35,117
Diluted shares outstanding	20,093,054	19,993,900	20,089,091	19,897,472

NOTE C – MARKETABLE SECURITIES
The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis.

The following is a summary of available-for-sale securities at September 30, 2012 and December 31, 2011:

($ in thousands)		2012		2011
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$711	$707	$3,646	$3,605
with unrecognized gains		5,963	6,017	3,525	3,551
Total Certificates of deposit	Level 1	6,674	6,724	7,171	7,156
US Treasury and agency notes
with unrecognized losses for less than 12 months		3,925	3,888	4,352	4,338
with unrecognized losses for more than 12 months		—	—	1,002	1,000
with unrecognized gains		15,220	15,348	16,479	16,660
Total US Treasury and agency notes	Level 2	19,145	19,236	21,833	21,998
Corporate notes
with unrecognized losses for less than 12 months		1,077	1,069	9,230	9,098
with unrecognized losses for more than 12 months		—	—	1,539	1,494
with unrecognized gains		30,334	30,858	19,369	19,738
Total Corporate notes	Level 2	31,411	31,927	30,138	30,330
Municipal notes
with unrecognized losses for less than 12 months		1,291	1,277	1,177	1,165
with unrecognized losses for more than 12 months		865	861	881	873
with unrecognized gains		7,704	7,811	6,964	7,044
Total Municipal notes	Level 2	9,860	9,949	9,022	9,082
		$67,090	$67,836	$68,164	$68,566
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
At September 30, 2012, the fair market value of investment securities exceeded the cost basis by $746,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at September 30, 2012. The Company has determined that any unrealized losses in the portfolio are temporary as of September 30, 2012. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of September 30, 2012, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $207,000, which includes estimated taxes of $137,000.
As of September 30, 2012, the Company’s gross unrealized holding gains equal $813,000 and gross unrealized holding losses equal $67,000. On September 30, 2012, the average maturity of certificates of deposits was 2.65 years, the average maturity of U.S. Treasury and agency securities was 2.14 years, the average maturity of corporate notes was 2.20 years and the average maturity of municipal notes was 2.28 years. Currently, the Company has no securities with a remaining term to maturity of greater than five years.

The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands)
At September 30, 2012	2012	2013	2014	2015	2016	Total
Certificates of deposit	$249	$1,255	$1,627	$3,059	$301	$6,491
U.S. Treasury and agency notes	287	7,785	8,482	2,633	—	19,187
Corporate notes	895	11,416	7,029	8,920	2,113	30,373
Municipal notes	535	2,305	4,340	1,960	400	9,540
	$1,966	$22,761	$21,478	$16,572	$2,814	$65,591

(in thousands)
At December 31, 2011	2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,536	$1,255	$1,627	$2,526	$—	$6,944
U.S. Treasury and agency notes	4,734	10,285	5,856	936	—	21,811
Corporate notes	3,450	11,231	8,923	5,584	—	29,188
Municipal notes	860	2,505	4,145	1,160	—	8,670
	$10,580	$25,276	$20,551	$10,206	$—	$66,613
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
In connection with the sale of bonds there is a standby letter of credit for $2,189,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest land owner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $33,000.
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

Tejon Mountain Village

CBD Suit: On October 5, 2009, the Kern County Board of Supervisors granted entitlement approval for the Tejon Mountain Village Project ("TMV"). On November 10, 2009, a group consisting of the Center for Biological Diversity, Wishtoyo Foundation, Tri-County Watchdogs and the Center on Race, Poverty and the Environment (collectively, "CBD") filed an action in the Kern County Superior Court under the California Environmental Quality Act, or CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County's granting of approval for TMV, including the certification of the Environmental Impact Report, or EIR, approval of associated General Plan amendments, adoption of associated Zoning Maps, adoption of Special Plan No. 1, Map 256, exclusion from Agricultural Preserves Nos. 4 and 19, and approval of Vesting Tentative Tract Maps 6720 and 6717, among other associated approvals. TMV and the Company were named as real parties in interest ("Real Parties") in the action.

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

On February 8, 2011, CBD appealed the court's decision. On April 25, 2012, the California Fifth District Court of Appeal ("Court of Appeal") panel issued its unanimous 89-page unpublished opinion affirming the trial court's favorable judgment against CBD in every respect and awarding costs on appeal to the County and Real Parties.

On May 10, 2012, CBD filed a timely petition for rehearing, which the Court of Appeal summarily denied on May 15, 2012. Thereafter, no petition for review by the California Supreme Court was filed and the time for such review has now expired. The Court of Appeal issued its remittitur on June 25, 2012, and the Court of Appeal's unpublished decision became final and no longer subject to review as of that date. Since this matter has been resolved no further updates will appear in future quarterly reports.

Robinson Suit: On November 10, 2009, an additional suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson ("plaintiff") an alleged representative of the federally-unrecognized "Kawaiisu Tribe" alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
The Company and other defendants filed motions to dismiss plaintiff's complaint for failure to state a claim and lack of jurisdiction. On January 24, 2011, the Company received a ruling by Judge Wanger dismissing all claims against the Company, TMV, the County and the federal defendants. However, the judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint.
During April, 2011, the plaintiff filed his second amended complaint against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July, 2011 related to his second amended complaint. Thereafter, the case was reassigned to Magistrate Judge McAuliffe. On January 18, 2012, Judge McAuliffe issued an order dismissing all claims in plaintiff's second amended complaint for failure to state a cause of action and/or for lack of jurisdiction, but allowed the plaintiff one more opportunity to state certain land claims provided plaintiff file an amended complaint on or before February 17, 2012. The court also indicated that it was considering dismissing the case due to the lack of federal recognition of the "Kawaiisu Tribe". The court then granted plaintiff an extension until March 19, 2012 to file his third amended complaint.
Plaintiff filed his third amended complaint on March 19, 2012. Defendants filed motions to dismiss all claims in the third amended complaint without further leave to amend on April 30, 2012. Plaintiff thereafter substituted in new counsel and with leave of court filed his opposition papers on June 8, 2012. Defendants filed their reply papers on June 22, 2012. Oral argument of the motions to dismiss the third amended complaint was conducted on July 20, 2012. On August 7, 2012, the court issued its order dismissing all of Robinson's claims without leave to amend and with prejudice, on grounds of lack of jurisdiction and failure to state a claim.
On September 24, 2012, Robinson, through another law firm, filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. No date has yet been set for oral argument. The Company believes that a negative outcome of this case is remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
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
Antelope Valley Groundwater Cases

On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company's land. Three phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The court has encouraged mediation sessions to settle remaining regional issues, such as groundwater pumping allocations and appointment of a regional water master. Several such mediation sessions have occurred, the most recent of which was held on October 3rd and 4th, 2012. Through these sessions, progress was made toward reaching a settlement on groundwater allocations and counsel for the various parties have worked to draft a Stipulated Judgment that may serve as a framework for settlement of the cases, although substantial conflicts remain to be resolved. The next mediation session is scheduled for November 29th and 30th, 2012. A drafting committee comprised of attorneys for various parties will meet before then to continue revising the Stipulated Judgment. Given the incremental progress toward resolution, the trial judge has scheduled the next phase for trial for February 2013, allowing additional time for mediation and settlement discussions and encouraging further progress in order to avoid future trial costs. It is too early to ascertain whether a settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company's remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company's lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.

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

NOTE E – INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at September 30, 2012 was $52,885,000. The equity in the income of the unconsolidated joint ventures was $1,648,000 for the nine months ended September 30, 2012. The unconsolidated joint ventures have not been consolidated as of September 30, 2012, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations at the facility. At September 30, 2012, the Company had an equity investment balance of $6,709,000 in this joint venture.

•
Tejon Mountain Village LLC – Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At September 30, 2012, the Company’s equity investment balance in this joint venture was $39,792,000.

•
Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. At September 30, 2012, the Company’s combined equity investment balance in these two joint ventures was $6,384,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a variable interest entity, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At September 30, 2012 the Company had a 70.16% ownership position in Centennial Founders, LLC.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of September 30, 2012 and December 31, 2011 and condensed statements of operations for the nine months ended September 30, 2012 and September 30, 2011 are as follows:

Statement of Operations for the nine months ending September 30, 2012
(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial-VIE
Gross revenues	$92,564	$66	$1,818	$—	$94,448	$267
Net income (loss)	$3,388	$59	$(267)	$(63)	$3,117	$(388)
Partner’s share of net income (loss)	$1,355	$30	$(134)	$(32)	$1,219	$(119)
Equity in income (losses)	$1,783	$29	$(133)	$(31)	$1,648	$(269)
Balance Sheet Information as of September 30, 2012
Current assets	$8,656	$57	$1,129	$429	$10,271	$263
Property and equipment, net	44,125	4,420	19,495	91,572	159,612	71,258
Other assets	255	—	433	—	688	—
Long-term debt	(17,543)	—	(11,000)	—	(28,543)	—
Other liabilities	(3,651)	(37)	(221)	(640)	(4,549)	(1,430)
Net assets	$31,842	$4,440	$9,836	$91,361	$137,479	$70,091
Statement of Operations for the nine months ending September 30, 2011
(In thousands)

	UNCONSOLIDATED					CONSOLIDATED
	Petro Travel Plaza Holdings	18-19 West LLC	Five West Parcel	Tejon Mountain Village	Total	Centennial-VIE
Gross revenues	$86,712	$—	$376	$—	$87,088	$216
Net income (loss)	$1,917	$(79)	$(1,016)	$(40)	$782	$(221)
Partner’s share of net income (loss)	$767	$(40)	$(508)	$(20)	$199	$(77)
Equity in income (losses)	$1,150	$(39)	$(508)	$(20)	$583	$(144)
Balance Sheet Information as of December 31, 2011
Current assets	$16,940	$12	$116	$1,020	$18,088	$325
Property and equipment, net	44,092	4,255	16,509	85,127	149,983	67,684
Other assets	307	—	37	—	344	—
Long-term debt	(18,076)	—	(8,625)	—	(26,701)	—
Other liabilities	(2,648)	—	(201)	(1,122)	(3,971)	(1,106)
Net assets	$40,615	$4,267	$7,836	$85,025	$137,743	$66,903
The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

NOTE F – LONG TERM WATER ASSETS
Long term assets consist of water and water contracts held for future use or sale. 8,700 acre feet of water are currently held in a water bank on Company land in southern Kern County. The water is held at cost which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Banked water costs also include costs related to the right to receive an additional 2,362 acre feet of water in the future from Antelope Valley East Kern Water Agency, or AVEK and we have approximately 11,046 acre feet of water in AVEK’s water bank. An additional 14,786 acre-feet of transferable water purchased for $8,988,000 is owned by the Company. The Company holds State Water Project, or SWP, contracts for 3,444 acre feet of water with the Tulare Water Storage District and the Dudley-Ridge Water Storage District to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $708,000 per year. Water contracts with the WRMWSD and the Tejon-Castac Water

District are also in place, but were entered into with each District at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts. Water assets consist of the following at September 30, 2012 and December 31, 2011:

($ in thousands)	September 30, 2012	December 31, 2011
Banked water and water for future delivery	$4,448	$3,546
Transferable water	8,988	8,988
SWP Contracts (net of accumulated amortization of $1,852 and $1,317 at September 30, 2012 and December 2011, respectively)	15,986	16,510
Total long-term assets	29,422	29,044
less: Current portion	(708)	(708)
	$28,714	$28,336

NOTE G – SHORT-TERM AND LONG-TERM DEBT
The Company had no outstanding balance on its line of credit at September 30, 2012 and December 31, 2011.
Long-term debt consists of the following:

($ in thousands)
	September 30, 2012	December 31, 2011
Note payable to a bank	$262	$290
Less current portion	(39)	(37)
	$223	$253
We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2012, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $175,000,000 and liquid assets of not less than $25,000,000. At September 30, 2012 our tangible net worth was $307,647,000 and liquid assets were $75,044,000. A portion of our farm acreage secures this line of credit. The outstanding long-term debt, less current portion of $39,000, is $223,000 at September 30, 2012. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.

NOTE H – INTEREST RATE RISK MANAGEMENT
At September 30, 2012, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, had an interest rate swap agreement with respect to its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matured in August 2012. TA/Petro accounted for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures.

NOTE I – STOCK COMPENSATION – OPTIONS
The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company with respect to 2,350,000 shares of the Company’s common stock. Since the adoption of the 1998 Plan through September 30, 2012, the Company has granted options under the plan to purchase 1,129,292 shares at a price equal to the fair market value at date of grant, of which 1,085,159 have been exercised or forfeited, leaving 44,133 granted options outstanding at September 30, 2012. Options granted under the 1998 Plan vest over a five-year period and have ten-year contractual terms. All options granted under the 1998 Plan to date are currently vested.
The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company. The NDSI Plan provides for the grant of awards to non-employee directors with respect to an aggregate of 200,000 shares of the Company’s common stock. Since the adoption of the NDSI Plan through September 30, 2012, the Company has granted options under the plan to purchase 83,518 shares at a price equal to the fair market value at date of grant, of which 77,212 options have been exercised or forfeited, leaving 6,306 granted options outstanding at September 30, 2012. Options granted under the NDSI Plan vest one year from the date of grant and have ten-year contractual terms. All outstanding options granted under the NDSI plan are currently vested.
There were no options granted in 2012 or2011 under either the 1998 Plan or the NDSI Plan.
Exercise prices for options outstanding under the 1998 Plan and NDSI Plan as of September 30, 2012 ranged from $27.66 to $27.90. The weighted-average remaining contractual life of those options is approximately two months. None of the options granted under the 1998 Plan or NDSI Plan contain conversion features.
The following is a summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2012:

	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of period	66,693	$27.32
Granted	—	—
Exercised	(13,641)	26.52
Forfeited/Cancelled	(2,613)	24.49
Outstanding end of period	50,439	$27.69
Options exercisable end of period	50,439	$27.69
As of September 30, 2012, there was no unrecognized compensation cost related to stock options. No shares vested during the three months ended September 30, 2012, therefore, the fair value of shares vesting was zero. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 were $21,000 and $1,628,000, respectively. As of September 30, 2012, there were 50,439 options vested and exercisable with a weighted-average exercise price of $27.69 and an aggregate intrinsic value of $118,000.

NOTE J – STOCK COMPENSATION – RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones. The Company has issued 167,561 shares of restricted stock that vest over three and four-year periods of time and of this amount 132,814 shares have vested. The Company also has granted performance units with stock awards ranging from zero shares if below threshold performance conditions to 97,000 for threshold performance, 615,881 shares for target performance, and 907,767 for maximum performance. These awards are tied to corporate cash flow goals and the achievement of specified milestone development activities.

During the third quarter of 2012, we adjusted our estimates as to the achievement of performance milestones for the Centennial project.  These adjustments led to a reduction in expense in 2012 costs associated with the Centennial performance milestones due to strategic decisions being made as to the methods and tactics being used to achieve entitlement approval, which will add additional time to the entitlement process.
During the second quarter of 2012, the Company achieved the second performance milestone for the Tejon Mountain Village project, which was to successfully defend its environmental impact report in the courts and achieve litigation free entitlement. Please see Note D - Commitments and Contingencies for a detailed status of the TMV CBD lawsuit. This achievement resulted in an acceleration of stock compensation expense during the second quarter of 2012 related to the TMV litigation free performance milestone. Additionally, the achievement of this milestone has moved up the likelihood of reaching the third performance milestone sooner. As such, the cost for this final TMV performance milestone has been accelerated.

The following is a summary of the Company’s stock grant activity assuming target achievement for outstanding performance grants for the following periods:

	September 30 2012	December 31 2011
Stock Grants Outstanding Beginning of the Year at Target Achievement	744,508	782,087
New Stock Grants/Additional shares maximum achievement	73,729	64,679
Vested Grants	(167,608)	(36,980)
Expired/Forfeited Grants	—	(65,278)
Stock Grants Outstanding September 30, 2012 at Target Achievement	650,629	744,508
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
For the nine months ending September 30, 2012 there was total employee stock compensation of $4,179,000 with $3,898,000 being expensed and $281,000 being capitalized to projects. For the nine months ending September 30, 2011 we recognized $3,603,000 in expense.
Under the NDSI Plan, each non-employee director receives his or her annual compensation in stock. Under this plan, 78,857 shares of stock have been granted since the plan was adopted in 2004. During 2012, 7,004 shares have been granted. Total expenses relating to non- employee director stock compensation during the nine months ended September 30, 2012 and 2011 was $286,000 and $243,000 respectively.

NOTE K – RETIREMENT PLAN
The Company has a defined benefit plan that covers many of its employees. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $800,000 to the plan during 2012.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At September 30, 2012, the investment mix was approximately 70% equity, 24% debt, and 6% money market funds. At December 31, 2011, the investment mix was approximately 66% equity, 29% debt and 5% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.4% in 2012 and 2011. The expected long-term rate of return on plan assets is 7.5% in 2012 and 2011. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense was as follows for the nine months ended September 30, 2012 and 2011:

(In thousands)	2012	2011
Cost components:
Service cost-benefits earned during the period	$(188)	$(180)
Interest cost on projected benefit obligation	(288)	(237)
Expected return on plan assets	335	258
Net amortization and deferral	(165)	(141)
Total net periodic pension cost	$(306)	$(300)

NOTE L – INCOME TAXES
For the nine months ended September 30, 2012, the Company incurred a net income tax expense of $1,461,000 compared to a net income tax expense of $5,710,000 for the nine months ended September 30, 2011. These represent effective income tax rates of approximately 25% and 35% for the nine months ended September 30, 2012 and, 2011, respectively. The effective tax rate is calculated based on forecasted net income for 2012 adjusted for estimated permanent tax differences such as depletion allowances. During 2012, depletion allowances have increased due to higher oil and gas revenues and are the primary driver of the increase in permanent tax differences that is creating the favorable rate difference compared to 2011. As of September 30, 2012, our balance sheet reflects an income tax payable of $1,180,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first nine months ended September 30, 2012, the Company made income tax payments of $3,401,000 related to the 2011 tax year and received $580,000 in tax refunds.

NOTE M – SEGMENT REPORTING
The revenue components of our commercial/industrial real estate segment for the nine months ending September 30 are as follows:

(In thousands)	2012	2011
Commercial leases	$4,477	$4,129
Oil and Gas revenue	10,142	6,725
Mineral revenue	1,150	1,095
Grazing leases	958	841
Land Sale	648	—
All other land management ancillary services	1,366	2,362
	$18,741	$15,152
Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Calpine power plant lease, communication tower rents, and payments from easement leases. Oil and mineral royalties are received from the exploration and development companies who extract or mine the natural resources from our land. Land management ancillary services include wildlife management, landscape and property maintenance, and building management services. During the first eight months of 2012, the Company’s game management operations were temporarily suspended in order to complete the development of a new sales program and operating procedures. Please refer to Form 8-K filed on January 20, 2012 regarding the Company’s game management and hunting operations. Game management reopened operations on September 1, 2012.
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
For the first nine months of 2012 we had net income of $4,295,000 compared to net income of $10,579,000 for the first nine months of 2011. When comparing to the first nine months of 2011, the decrease is largely the result of the sale of conservation easements for $15,750,000 in 2011, which is partially offset by improved in oil royalties, farming revenues, and a lower tax provision.
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
Results of Operations
Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011
Total revenue from segment operations for the first nine months of 2012 was $33,542,000 compared to $43,283,000 for the first nine months of 2011, representing a decrease of $9,741,000, or 23%. The decrease is primarily due to the sale of easements, described below, for $15,750,000 in 2011. Excluding this sale, revenues increased $6,009,000 during the first nine months of 2012 compared to the same period in 2011.
Commercial/industrial segment revenues increased $3,589,000 in the first nine months of 2012 compared to the same period of 2011 primarily due to increased oil lease and royalty payments of $3,359,000. Additionally, we recognized $648,000 of revenue during the first nine months of 2012, which was deferred from the sale of land to Caterpillar that occurred in December 2011, as we completed the required infrastructure by June 30, 2012. Oil royalties improved as production increased 35% during the first nine months of 2012 compared to the same period in 2011. Royalty payments are tied directly to the market price of oil, which has increased 9% compared to the same period of 2011. Our power plant lease with Calpine produced an increase of $309,000 of percentage rent during the first nine months of 2012 compared to the same period in 2011. These increases were partially offset by a $1,309,000 decrease in hunting revenues resulting from the closure of our hunting program for the first eight months of 2012.
We continue to see increased interest in oil exploration activities on our lands. Since the fourth quarter of 2011 and through the third quarter of 2012, we have had 12 new wells drilled on our land, all of which are in production. These new wells have played a significant role in the increase in production thus far in 2012. We are continuing to see an increase in exploratory activity on our land as well as an increase in new drilling permit activity on our land. This new increase in activity does not mean there will be any new wells drilled or if drilled the wells will be producing wells.
The resort/residential segment reported revenues were $267,000 during the first nine months of 2012 compared to $15,966,000 during the first nine months of 2011. The 2011 period reflects the sale of five conservation easements totaling approximately 62,000 acres for $15,750,000 to the Tejon Ranch Conservancy, an independent non-profit organization set up as a part of the 2008 Conservation and Land Use Agreement by the conservation groups that signed the agreement.
Farming revenues increased $2,369,000 in the first nine months of 2012 compared to the same period in 2011 primarily due to an increase of $1,955,000 in pistachio revenue. There was a carry-forward of the 2011 pistachio crop year inventory into 2012, the sale of which increased 2012 revenues, in contrast to no inventory carry-forward in 2011 from the 2010 pistachio crop. Price adjustments during 2012 for prior year pistachio crops resulted in $716,000 additional revenues. Almond revenues increased $881,000 compared to the prior year mainly due to a 12% increase in average price and an 11% increase in sales during the first nine months of 2012 compared to the same period in 2011. Wine grape revenue decreased $284,000 during the period compared to 2011 due to a 22% decrease in production as the number of acres of the French Columbard variety were reduced because of the age of the vines, while prices increased 9% over last year.
Expenses within our commercial/industrial segment decreased $251,000, or 3% during the first nine months of 2012 compared to the same period in 2011. Within the commercial expense category there was a $394,000 decrease related to assessments by the Tejon-Castac Water District, a $415,000 increase in capitalized indirect costs, partially offset by a $95,000 increase in stock compensation cost due the acceleration of the vesting of the TMV CEQA litigation-free performance grant milestone and a $385,000 increase in compensation and bonus accruals mainly due to the timing of hiring new employees in 2011 and early 2012.
Expenses within our resort/residential segment increased $707,000, or 25%, during the first nine months of 2012 compared to the same period in 2011. The increase is primarily due to a $234,000 increase in bonus accruals and compensation mainly due to changes in our employee benefits, a $209,000 increase in crop costs on Centennial land, and $129,000 increase in professional services mainly related to the implementation of the Conservation and Land Use Agreement.
Farming expenses increased $209,000, or 3%, for the first nine months of 2012 compared to the same period in 2011, primarily due to a $367,000 net increase in crop cost of sales and a $135,000 decrease in water costs resulting from credits received for prior year usage.
Corporate general and administrative costs increased $1,184,000, or 14%, during the first nine months of 2012 compared to the same period in 2011, primarily due to a $546,000 increase in compensation expense because of a combination of the timing of hiring new employees, higher benefit costs, and bonus accruals. In addition, we had a $408,000 increase in stock compensation due to the acceleration of the vesting of the TMV CEQA litigation-free performance grant milestones, and an $111,000 increase in licensing and fees mainly related to information management systems.
Equity in income of our unconsolidated joint ventures increased $1,065,000 in the first nine months of 2012 compared to the first nine months of 2011. Our TA/Petro joint venture generated $633,000 higher income mainly due to higher gasoline sales and improved margins. Our Rockefeller joint ventures generated $375,000 higher net income due to the occupancy of a building by Dollar General and rental payments beginning in April 2012.
Net income attributable to common stockholders for the first nine months of 2012 was $4,414,000, or $0.22 per share, compared to net income attributable to common stockholders of $10,656,000, or $0.54 per share, for the same period in 2011. The decline for the first nine months of 2012 is primarily due to the sale of the conservation easements during the first nine months of 2011, as described above, and increases in operating expenses. These items, which negatively impacted income, were partially offset by net increases in oil revenues and farming revenues during the first nine months of 2012. Excluding the easement sales in 2011, net income increased $3,938,000 during the first nine months of 2012 compared to the same period in 2011.
Comparison of three months ended September 30, 2012 to three months ended September 30, 2011
Total revenues for the third quarter of 2012, were $16,114,000 compared to $14,765,000 for the third quarter of 2011. This increase of $1,349,000, or 9%, in total revenues is primarily attributable to improved farming revenue and commercial/industrial revenue.
Commercial/industrial revenue improved $425,000 when compared to the third quarter of 2011. The improvement is largely due to a $306,000 increase in oil royalties, as production increased 20% while the average price of oil decreased 6% when compared to the third quarter of 2011. Hunting revenues increased $104,000 as a result of the re-opening of our hunting program in September 2012.
Commercial/industrial expenses decreased by $160,000, or 5%, compared to the third quarter of 2011, primarily due to $162,000 lower professional services as a result of less legal fees incurred in 2012 as compared to 2011. Additional decreases in commercial/industrial expenses include $177,000 higher indirect costs capitalized to construction in progress projects. These decreases in expenses were partially offset by a $131,000 increase in compensation and bonus accruals mainly due to new employees and higher benefit costs as well as a $131,000 increase in marketing costs primarily related to the proposed outlet center project.
Resort residential expenses increased $429,000, or 43%, during the third quarter of 2012 compared to the third quarter of 2011, primarily due to a $177,000 increase in compensation and bonus accruals mainly due to higher benefit costs, a $217,000 increase in crop costs on Centennial land, and $147,000 of increases in professional services mainly related to the implementation of the Conservation and Land Use Agreement. These increased expenses were partially offset by a $110,000 decrease in stock compensation expense related to a change in estimate tied to Centennial performance milestones.
Farming revenues increased $880,000, or 10% during the third quarter of 2012 compared to the third quarter of 2011, primarily due to $748,000 higher pistachio sales as a result of a 22% increase in price and price adjustments, partially offset by an 8% decrease in pounds sold. Almond revenues increased $637,000, primarily due to a 69% increase in pounds sold and a 20% increase in price and price adjustments. Wine grape revenues decreased by $483,000 during the period compared to 2011 due to a 22% decrease in production as the number of acres of the French Columbard variety were reduced because of the age of vines, while prices increased 9% over the year.
Farming expenses increased $178,000, or 4%, during the third quarter of 2012 compared to the same period in 2011, primarily due to a $470,000 increase in crop cost of sales, partially offset by a $195,000 decrease in water costs from credits received for prior year usage.
Corporate expenses decreased $65,000, or 2%, during the third quarter of 2012 compared to the third quarter of 2011, primarily due to a $438,000 decrease in stock compensation due a change in estimate tied to Centennial performance milestones. This decrease was partially offset by a $338,000 increase in compensation and bonus accruals mainly due to higher benefit costs.
Our share of earnings from our joint ventures increased $501,000 in the third quarter of 2012 compared to the third quarter of 2011, primarily due to $325,000 higher income from our TA/Petro joint venture mainly due to higher gasoline sales, improved margins and $182,000 higher income from our Rockefeller joint venture mainly due to the occupancy of the Five West Parcel building.
Net income attributable to common stockholders during the quarter ended September 30, 2012 increased $1,463,000 to $4,021,000. The increase is tied to higher revenues and an increase in equity in earnings of unconsolidated joint ventures.

Future activities within the commercial/industrial segment continue to be focused on the marketing and development of commercial/industrial and retail product offerings within TRCC-East and completing the build-out of TRCC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. We are currently evaluating and performing due diligence related to the viability of an outlet center within TRCC-East to expand our retail product offerings within TRCC-East. We began a new phase of master infrastructure development within TRCC-East during September of 2012. This new infrastructure will begin to open up retail and industrial sites in the southern section of the TRCC-East development. We estimate that this infrastructure can be completed by the end of the first quarter in 2013 at an investment of approximately $8,000,000.
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
During the remainder of 2012, we anticipate that our commercial/industrial and resort/residential real estate segments will incur costs, net of amounts capitalized, related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings.

Most of the expenses incurred within our resort/residential segment during 2012 will be focused on the ongoing implementation of the Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial Founders, LLC and completing the permitting process for TMV.
All of our crops are sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices. Thus far during the 2012 harvest period our almond crop production is comparable to the prior year and sales of almonds in 2012 are 69% ahead of 2011. Our pistachio crop production for 2012 has improved slightly when compared to the prior year but 2012 sales are currently running about 8% behind 2011, due to the timing of sales in the third quarter of 2012. With demand remaining strong for almonds we expect pricing for 2012 to be comparable to and possibly better than 2011 and we expect pistachio pricing to be in line with 2011.
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
Income Taxes
For the nine months ended September 30, 2012, the Company incurred a net income tax expense of $1,461,000 compared to a net income tax expense of $5,710,000 for the nine months ended September 30, 2011. These represent effective income tax rates of approximately 25% and 35% for the nine months ended September 30, 2012 and, 2011, respectively. The effective tax rate is calculated based on forecasted net income for 2012 adjusted for estimated permanent tax differences such as depletion allowances. During 2012, depletion allowances have increased due to higher oil and gas revenues and are the primary driver of the increase in permanent tax differences that is creating the favorable rate difference compared to 2011. As of September 30, 2012, our balance sheet reflects an income tax payable of $1,180,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first nine months ended September 30, 2012, the Company made income tax payments of $3,401,000 for the 2011 tax year and received $580,000 in tax refunds.
Cash Flow and Liquidity
Our cash, cash equivalents and marketable securities totaled approximately $75,044,000 at September 30, 2012, a decrease of $11,894,000, or 14%, from the corresponding amount at the end of 2011. Cash, cash equivalents and marketable securities decreased during the first nine months of 2012 due to property and equipment expenditures that included infrastructure development costs, investment in joint ventures, and payment of income taxes.
The following table shows our cash flow activities for the nine months ended September 30:

(In thousands)	2012	2011
Operating activities	$11,486	$5,743
Investing activities	$(20,510)	$(16,029)
Financing activities	$(2,140)	$4,402
During the first nine months of 2012, our operations provided $11,486,000 of cash primarily from $7,200,000 cash distributions from our TA/Petro joint venture and improved operating results mainly from oil royalties and crop revenues. These increases in cash were partially offset by income tax payments, net of refunds, totaling approximately $2,821,000 related to the 2011 tax year.
During the first nine months of 2011, our operations provided $5,743,000 of cash primarily from the positive impact of operating activities, an oil exploration lease payment and the collection of farming receivables, partially offset by increased farming inventory costs.
During the first nine months of 2012, investing activities used $20,510,000 of cash primarily as a result of the $15,777,000 in capital expenditures, described below, $5,404,000 in contributions in our unconsolidated joint ventures of which $3,200,000 was contributed to TMV, partially offset by a $1,012,000 distribution from our Five West Parcel LLC joint venture. Included in the $15,777,000 of capital expenditures during the first nine months of 2012 was $3,585,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements and crop development.
During the first nine months of 2011, investing activities used $16,029,000 of cash primarily as a result of the $18,971,000 net investment in marketable securities, $9,509,000 in capital expenditures, described below, $2,282,000 in contributions in our unconsolidated joint ventures and $485,000 investment in Horizon Nut Company, a pistachio processing company. The above outflows are partially offset by proceeds from the sale of conservation easements for $15,750,000. Included in the $9,509,000 of capital expenditures during the first nine months of 2011 was $4,552,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements.
It is anticipated that throughout the remainder of 2012 we will continue to invest funds in our real estate development projects and joint ventures.
We estimate that our investment requirements over the remainder of 2012 could total approximately $8,000,000. These amounts include contributions to our joint ventures, primarily TMV and Centennial, investments in infrastructure within TRCC-East, and ordinary recurring capital investments within our operating segments. Throughout the remainder of 2012, contributions to joint ventures will be related to the entitlement process for Centennial Founders LLC and permitting, litigation costs, and water turnout development costs for TMV.
During the first nine months of 2012, financing activities used $2,140,000 in cash, primarily as a result of payroll taxes on issuance of restricted stock grants. During the first nine months of 2011, financing activities provided $4,402,000 in cash, primarily as a result of proceeds from the exercise of stock options partially offset by payroll taxes on issuance of restricted stock grants. At September 30, 2012 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit.
Capital Structure and Financial Condition
At September 30, 2012, total capitalization at book value was $307,647,000 consisting of $262,000 of debt and $307,385,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is unchanged when compared to the debt-to- total-capitalization ratio at December 31, 2011.

We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2012, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interests, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At September 30, 2012 our tangible net worth was $307,647,000 and liquid assets were $75,044,000. This line of credit is secured by a portion of our farm acreage.
The outstanding long-term debt, less current portion of $39,000, is $223,000 at September 30, 2012. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed parcels, potential sale of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through the CFD bond debt (described in “Note D – Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report), and the potential issuance of common stock. During October 2012, we filed a shelf registration statement on Form S-3. Under the shelf registration statement, once declared effective, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration will allow for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provide us with a variety of capital funding options that can then be used and appropriately matched to the funding need.
As noted above, at September 30, 2012, we had $75,044,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs. We continue to expect that substantial future investments will be required in order to develop our land assets upon full entitlement of our community projects. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we may use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. There is no assurance that we can obtain financing from any of these sources or that we can obtain financing at favorable terms. Based on the Company’s current financial position, we believe that we will have adequate capital resources to fund our cash needs and our capital investment requirements over the next few years.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$262	$39	$87	$99	$37
Interest on fixed rate debt	54	16	25	12	1
Line of Credit	32	32	—	—	—
Letter of Credit Fee (renewed in July 2012 for 2 years)	33	—	33	—	—
Tejon Ranch Conservancy	4,120	490	880	880	1,870
Cash contract commitments	5,111	5,111	—	—	—
Estimated minimum payments to WRMWSD	57,500	2,500	5,000	5,000	45,000
Total contractual obligations	$67,112	$8,188	$6,025	$5,991	$46,908
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
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. If the work contracted for is ultimately not performed or is completed at a cost less than originally contracted, we are not obligated to pay the original committed amount. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space, and total, on average, approximately $23,000 per month.
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
As discussed in “Note J – Retirement Plan” in the Notes to Unaudited Consolidated Financial Statements in this report, we have long-term liabilities for employee retirement plans. The payments related to retirement plans are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $800,000 to the pension plan in 2012.
Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFD:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$2,189		$2,189	—	—
Total other commercial commitments	$2,189	—	$2,189	—	—
The standby letter of credit described above is related to the issuance of East CFD bonds by TRPFFA. The standby letter of credit, requested by TRPFFA, is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. The annual cost for the letter of credit is approximately $33,000. The letter of credit will not be drawn upon unless we, as the largest landowner in each CFD, fail to make its property tax payments. The letter of credit is for two-year period of time and will be renewed in two-year intervals as necessary. We anticipate renewing the letter of credit because we continue to be the largest landowner within the development. During the first quarter of 2012, TRPFFA refinanced $22,520,000 of West CFD bonds to lower bond interest rates. The refinancing allowed for the release of the West CFD letter of credit that was outstanding at year-end.
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
Our line-of-credit currently has no outstanding balance. The interest rate on our new line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $262,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

At September 30, 2012, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, had an interest rate swap agreement with respect to its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matured in August 2012. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2012
(In thousands except percentage data)

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at 9/30/2012
Assets:
Marketable securities	$1,968	$22,984	$21,894	$17,236	$3,009	$—	$67,091	$67,836
Weighted average interest rate	3.17%	1.91%	1.41%	1.53%	1.51%	—%	1.67%
Liabilities
Long-term debt	$10	$40	$43	$46	$49	$74	$262
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2011
(In thousands)

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 12/31/2011
Assets:
Marketable securities	$10,622	$25,756	$21,100	$10,686	$—	$—	$68,164	$68,566
Weighted average interest rate	3.19%	1.87%	1.47%	1.72%	—%	—%	1.86%
Liabilities:
Long-term debt	$37	$40	$43	$46	$49	$75	$290	$290
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
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
Commodity Price Exposure
As of September 30, 2012, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2012 and 2011 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $11,223,000 of accounts receivable outstanding at September 30, 2012, $7,756,000 is at risk to changing prices. Of the amount at risk to changing prices, $5,558,000 is attributable to pistachios, $1,672,000 is attributable to wine grapes, and $526,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2011 was $5,239,000, or 67% of the total accounts receivable of $7,832,000. Of the December 31, 2011 amount at risk to changing prices, $3,616,000 is related to pistachios and $1,623,000 is related to almonds.
The price estimated for recording accounts receivable for pistachios recorded at September 30, 2012 was $2.19 per pound, as compared to $2.17 per pound at December 31, 2011. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $25,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $2.75. With respect to almonds, the price estimated for recording the receivable was $2.00 per pound. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $2,800. The range of final prices over the last three years for almonds has ranged from $1.71 to $2.00 per pound. The estimated price to record wine grape revenues was $244 per ton. For each $1 change in price of wine grapes, our receivable increases or decreases by $6,800. The average final prices over the last three years for wine grapes has ranged from $246 to $302 per ton.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits:

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9 (1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10 (1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract – Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement	FN 9

10.19	*Form of Restricted Stock Unit Agreement for Directors	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

	10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

	10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

	31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200295

	31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200296

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 200297

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
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

TEJON RANCH CO.
(The Company)

November 6, 2012	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Senior Vice President, Chief Financial Officer