Form 10-K
period 2012-12-31
TEJON RANCH CO
filed 2013-03-15
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-7183

TEJON RANCH CO.
(Exact name of Registrant as specified in its charter)

Delaware	77-0196136
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
P.O. Box 1000, Lebec, California 93243
(Address of principal executive offices)
Registrant’s telephone number, including area code: (661) 248-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange of Which Registered
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2012 was $567,793,310 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.
The number of the Company’s outstanding shares of Common Stock on February 25, 2013 was 20,096,059.
____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2013 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

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
These activities are performed through our four major segments:

•	Real Estate - Commercial/Industrial development

•	Real Estate - Resort/Residential development

•	Mineral Resources

•	Farming
Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, development, and conservation, in order to maximize the highest and best use for our land.
We are involved in several joint ventures, which facilitate the development of portions of our land. We are also actively engaged in land planning, land entitlement, and conservation projects.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
(Amounts in thousands of dollars)

	2012	2011	2010
Revenues
Real estate—commercial/industrial	$9,941	$13,746	$10,294
Real estate—resort/residential	583	16,134	281
Mineral Resources (3)	14,012	12,206	6,362
Farming	22,553	21,012	18,576
Segment revenues	47,089	63,098	35,513
Investment income	1,242	1,260	979
Other income	113	98	61
Total revenues	$48,444	$64,456	$36,553
Segment Profits (Losses) and Net Income (Loss)
Real estate—commercial/industrial	$(2,330)	$525	$(241)
Real estate—resort/residential	(4,178)	12,192	(2,808)
Mineral Resources (3)	13,678	11,997	6,238
Farming	9,230	8,437	7,662
Segment profits (1)	16,400	33,151	10,851
Investment income	1,242	1,260	979
Other income	113	98	61
Interest expense	(12)	—	(9)
Corporate expenses	(13,272)	(12,277)	(5,612)
Operating income before equity in earnings of unconsolidated joint ventures	4,471	22,232	6,270
Equity in earnings of unconsolidated joint ventures	2,535	916	541
Income before income taxes	7,006	23,148	6,811
Income tax provision	2,723	7,367	2,852
Net income	4,283	15,781	3,959
Net loss attributable to noncontrolling interest	(158)	(113)	(216)
Net income attributable to common stockholders	$4,441	$15,894	$4,175
Identifiable Assets by Segment (2)
Real estate—commercial/industrial	$57,151	$56,552	$49,815
Real estate—resort/residential	118,627	110,147	98,829
Mineral Resources (3)	1,449	1,193	1,238
Farming	29,538	24,326	26,366
Corporate	121,091	129,758	111,843
Total assets	$327,856	$321,976	$288,091

(1) Segment profits are revenues from operations less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.

(2) Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, land, buildings and improvements.

(3) During the fourth quarter of 2012, the Company evaluated its operations and determined that an additional segment should be reported, Mineral Resources. Mineral Resources collects royalty income from oil and gas leases, rock and aggregate leases, and from a cement company.

Real Estate Operations
Our real estate operations consist of the following activities: land planning and entitlement, real estate development, commercial sales and leasing, income portfolio management and conservation.
Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 100,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, which includes the Tejon Ranch Commerce Center, or TRCC, the Centennial master planned community on our land in Los Angeles County, or Centennial, and our resort and residential community called Tejon Mountain Village, or TMV. TRCC includes development west of Interstate 5, TRCC-West, and development east of Interstate 5, TRCC-East.
We are continuing, under the terms of the Conservation Agreement we entered into with five of the major environmental organizations in June 2008, with our development of TMV, Centennial, and the “Grapevine” area of Interstate 5 located in Kern County, which includes TRCC-East and West. In February 2011, we completed the sale of conservation easements over 62,000 acres of our land with the Tejon Ranch Conservancy, or Conservancy, for $15,750,000. Portions of the 62,000 acres are suitable for development in the long-term future, but the conservation easements preclude us from pursuing any long-term development on the 62,000 acres. We do however retain fee ownership of the 62,000 acres and will continue to operate current revenue generating activities including farming, cattle grazing, oil and gas, and other mineral exploration on portions of the acreage.
Our real estate activities within our commercial/industrial segment include: entitling, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases, and ancillary land uses such as grazing leases, landscape maintenance fees, and game management revenues. Our real estate operations within our resort/residential segment at this time include land entitlement, land planning and pre-construction engineering, and land stewardship activities.
Commercial/Industrial
Construction:
During early 2012 we completed road, water, and utility infrastructure in support of the construction of the Caterpillar distribution center. We also began road and utility relocation and construction at TRCC-East at the end of 2012 to open up commercial development south of the TravelCenters of America travel plaza site.
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
The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. Our most direct regional competitors are in the Inland Empire region of Southern California and areas north of us in the San Joaquin Valley of California. The principal methods of competition in this industry are price and proximity to the Port of Los Angeles and customer base. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. During 2012, vacancy rates continued to decline in the Inland Empire region of Los Angeles, a large industrial area within Los Angeles. The decline in vacancy rates has also led to an improvement in lease rates within the Inland Empire. The decline in vacancy rates and improved pricing led developers to increase inventory within the Inland Empire through spec building programs in late 2012. As lease rates increase in the Inland Empire, we may begin to have pricing advantages due to our lower land basis.
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2012 commercial/industrial activity.
Grapevine Development Area
The Grapevine Development Area, or Grapevine, is an approximately 15,700-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. The Conservation Agreement allows for the development of up to 12,400 acres in this area. California regulatory dynamics may impact the future ability to entitle new development so we intend to begin the land planning and entitlement process for Grapevine during 2013 to take advantage of the existing favorable pro-business and political climate in Kern County. We will be performing the necessary due diligence, documentation, and public process for what will ultimately be a new mixed-use community. This process will take several years and the investment of several million dollars to successfully complete.
Joint Ventures:
We are also involved in multiple joint ventures with several partners. Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates three separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in two joint ventures with Rockefeller Development Group, the Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West, that is fully leased, and the 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West.
Resort/Residential
Our resort/residential segment activities include land planning and entitlement and land stewardship and conservation activities. We have two major resort/residential communities within this segment, one of which, TMV, has litigation free entitlement approvals, and one of which, the Centennial community, is still progressing through the entitlement process in Los Angeles County. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement that we signed in 2008 is designed to minimize the opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental groups has been a primary cause of delay and loss of financial value for real estate development projects in California.
The Centennial development is a large master-planned community development encompassing approximately 11,000 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 71.15% ownership interest as of December 31, 2012. Our partners in this joint venture are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. In 2009, our partners in Centennial Founders LLC elected to become non-contributing capital partners due to the financial difficulties facing homebuilders and the downturn within the real estate industry. As a result, the Company began funding 100% of Centennial Founders LLC’s current operations, thereby diluting each other partner’s percentage ownership. This change in funding occurred in July 2009. Prior to that time the Company was contributing 50% of the capital funds necessary to pursue entitlement and development efforts undertaken by this joint venture. We expect to continue funding all entitlement and pre-development activities for the near future.
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
Tejon Mountain Village community:
In addition to the Centennial community project, we are currently engaged in the development of TMV. TMV is envisioned as an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. TMV is being developed by DMB TMV LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partner in this joint venture is DMB Pacific, a subsidiary of DMB Associates Inc., or DMB, which is a leading resort/recreational planned community developer. Under the joint venture agreement, the parties have agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV.

In October 2009, TMV received unanimous entitlement approval from the Kern County Board of Supervisors. In November 2009, a group of parties led by the Center for Biological Diversity, or CBD, filed a lawsuit claiming that our environmental impact report, or EIR, was inadequate. In November 2010, Kern County Superior Court Judge Kenneth Twissleman ruled in favor of the Company, its development partner DMB, and Kern County when he found that Kern County had properly analyzed and evaluated the environmental effects of TMV. Judge Twissleman rejected claims made by CBD, along with other parties, that our EIR, for TMV was inadequate. The findings of Judge Twissleman were appealed by CBD on February 8, 2011.
On April 25, 2012, the California Fifth District Court of Appeal, or Court of Appeal, panel issued its unanimous opinion affirming the trial court's favorable judgment against CBD in every respect. On May 10, 2012, CBD filed a timely petition for rehearing, which the Court of Appeal summarily denied on May 15, 2012. Thereafter no petition for review by the California Supreme Court was filed and time for such review has now expired. The Court of Appeal 's affirmation allows the Company to proceed with it's proposed development of TMV as a premier resort community. Timing of TMV development in the coming years will be dependent on the continued improvement of the economy and an improvement in the second home real estate market.
The greatest competition for the Centennial community will come from California developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and range of projects.
Mineral Resources
As mineral resource revenues have grown management has increased its focus on this segment as an area of future growth. This renewed focus and interest in mineral resources has resulted from the growth in revenues and from the potential of future growth through new leases and drilling. The growth in revenues has come from increased oil exploration, new production, and an overall higher price for oil in Kern County. Our goal is to continue to market our mineral assets for leasing and encourage new exploration to potentially increase revenues due to the high margins created from these activities.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities. As of December 31, 2012, approximately 7,317 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 786,000 barrels of oil and 547,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2012. Our share of production, based upon average royalty rates during the last three years, has been 286, 258, and 176, barrels of oil per day for 2012, 2011, and 2010, respectively. Approximately 302 active oil wells were located on the leased land as of December 31, 2012. Royalty rates on our leases averaged 13% in 2012. During 2012, overall production increased 48,000 barrels over the previous year. We also have a significant development and exploration lease with Sojitz Energy Venture, Inc. covering approximately 50,000 acres in the San Joaquin Valley portion of the Company’s land.
Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.
We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or “National,” for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant, which increased slightly in 2012 compared to 2011. The continued low level of shipments is the direct result of reduced construction activity due to the slow economic recovery. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants and at this time we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.
We also lease 521 acres to Granite Construction and Griffith Construction for the mining of rock and aggregate product that is used in construction of roads and bridges. The royalty revenues we receive under these leases are based upon the amount of product produced from the many sites.
Our royalty interests are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil, natural gas, and rock and aggregate product, the inevitable decline in production of existing wells and quarries, and other factors affecting the third-party oil and natural gas exploration and production companies that operate on our minerals including the cost of development and production.

Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: winegrapes—1,549 almonds—1,675; and pistachios—1,012. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley and we periodically lease 810 acres of land that is used for the growing of vegetables.
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
Sales of our grape crop typically occurs in the third and fourth quarter of the calendar year, while sales of our pistachio and almond crops also typically occur in the third and fourth quarter of the calendar year, but can occur up to a year or more after each crop is harvested.
In 2012, we sold 55% of our grape crop to one winery, 35% to a second winery and the remainder to one other customer. These sales are under long-term contracts ranging from one to thirteen years. In 2012, our almonds were sold to various commercial buyers, with the largest buyer accounting for 57%, respectively of our almond revenues. In 2012, the majority of our pistachios were sold to two customers, purchasing approximately 69% and 17% of the crop, respectively. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases demand for the products we produce. The value of the dollar over the last few years has helped to maintain strong almond prices in the U.S. and in overseas markets.
Our water entitlement for 2012, available from the California State Water Project, or “SWP,” when combined with supplemental water, was adequate for our farming needs. The State Department of Water Resources, or “DWR,” has announced its early 2013 estimated water supply delivery at 40% of full entitlement. We anticipate that this current year allocation will be sufficient for our 2013 farming needs. It is possible that when the current SWP allocation is combined with other available water resources, such as groundwater and surface sources, the Company may be able to bank additional water in 2013 for future use. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.”
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
Customers
In 2012 and 2011, Stockdale Oil and Gas, a subsidiary of Occidental Petroleum Corporation, an oil and gas leaseholder, accounted for 15% and 13%, respectively, of our revenues from continuing operations.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Employees
At December 31, 2012, we had 140 full-time employees. None of our employees are covered by a collective bargaining agreement.

Reports
We make available free of charge through our Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also make available on our website our corporate governance guidelines, charters of our key Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics for Directors, Officers, and Employees, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver. Any document we file with the Securities and Exchange Commission, or SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330.
Executive Officers of the Registrant
The following table shows each of our executive officers and the offices held as of February 28, 2013, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the Board of Directors.

Name	Office	Held since	Age
Robert A. Stine	President and Chief Executive Officer, Director	1996	66
Dennis J. Atkinson	Senior Vice President, Agriculture	1998	62
Joseph E. Drew	Senior Vice President, Real Estate	2001	70
Allen E. Lyda	Executive Vice President, Chief Financial Officer	1990	55
Greg Tobias	Vice President, General Counsel	2011	48
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
Mr. Lyda has been employed by us since 1990, serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995 and Chief Financial Officer in 1999. Mr. Lyda was promoted to Senior Vice President in 2008, and Executive Vice President in 2012.
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
A downturn in national or regional economic conditions could adversely impact our business. Although real estate industry conditions improved during fiscal 2012, the general U.S. economy remains relatively weak. Recent industry results and other national data indicate that the overall demand within the real estate industry improved during fiscal 2012. However national real estate activity remains below historical levels due to the current weak U.S. economic conditions, the restrictive mortgage lending environment and variations in local market conditions. The U.S. economy could be negatively impacted in the short-term by potential changes in fiscal, tax and monetary policies currently under consideration by the federal government. Therefore, it remains uncertain whether the real estate industry conditions will continue to improve, remain stable or deteriorate from current levels. A subsequent deterioration in industry conditions could adversely affect our business or financial results.
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
Constriction of the credit markets could limit our ability to access capital and increase our cost of capital. During the recent economic downturn, we relied principally on positive operating cash flow, cash and investments, and equity offerings to meet current working capital needs, entitlement investment, and investment within our developments. While the current economy has seen improvement, any slowdown in the economy could negatively impact our access to credit markets and may limit our sources of liquidity in the future and potentially increase our costs of capital.
Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TRCC, Centennial, TMV, and the Grapevine Development Area involve obtaining various governmental permits and/or entitlements. A delay in obtaining governmental approvals could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.
We are in competition with several other developments for customers and residents. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Once they receive all necessary permits, approvals and entitlements, Centennial will ultimately compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will include a greater area and range of projects. Intense competition may decrease our sales and harm our results of operations.
Our developable land is concentrated entirely in California. All of our developable land is in California and our business is especially sensitive to the economic conditions within California, Any adverse change in the economic climate of California, or our regions of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located could adversely affect our real estate development activities. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.
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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 28, 2013, directors and members of our executive management team beneficially owned or controlled approximately 31% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
A prolonged downturn in the real estate market or continued instability in the mortgage and commercial real estate financing industry, could have an adverse effect on our real estate business. Our residential housing projects, Centennial and TMV, are currently in the entitlement phase or fully entitled and waiting for development to begin. If a downturn in the real estate market or an instability in the mortgage and commercial real estate financing industry exists at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected. Excess supply of homes available due to foreclosures or the expectation of deflation in housing prices could also have a negative impact on our ability to sell our inventory when it becomes available. The inability of potential commercial/industrial clients to get adequate financing for the expansion of their businesses could lead to reduced lease revenues and sales of land within our industrial development.
Volatile oil and natural gas prices could adversely affect our cash flows and results of operations. Our cash flows and results of operations are dependent in part on oil and gas prices, which are volatile. Oil and natural gas prices also impact the amount we receive for selling and renewing our mineral leases. Moreover, oil and natural gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and natural gas; actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibilities of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets; the effect of worldwide energy conservation measures and governmental regulations. Any substantial or extended decline in the price of oil and gas could have a negative impact on our business, liquidity, financial condition and results of operations.
Our reserves and production will decline from their current levels. The rate of production from oil and natural gas properties generally decline as reserves are produced. Any decline in production or reserves could materially and adversely affect our future cash flow, liquidity and results of operations.
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

Information technology failures and data security breaches could harm our business. We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and electrical outages in the past. A material network breach in the security of our information technology systems could include the theft of customer, employee or company data. The release of confidential information as a result of a security breach may also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by these information technology failures or security breaches in the future. We routinely utilize information technology experts to assist us in our evaluation of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. However, we cannot provide assurance that a security breach, cyber-attack, data theft or other significant systems failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.
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
In addition to our agricultural contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or TCWD, a local water district serving only our land and land we have sold in TRCC, has 5,278 acre-feet of SWP entitlement (also called Table A amount). In addition, TCWD has approximately 38,945 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and our Company. TCWD is the water supplier to TRCC, and would be the principal water supplier for any significant residential and recreational development in TMV.
We have a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have purchased 8,700 acre feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. In 2007 and 2008 we contracted for 2,362 additional acre-feet of water from AVEK, but have deferred delivery of the water to a future year. We anticipate adding additional water to the water bank in the future, as water is available. In 2010 we began participating in the newly formed AVEK water-banking program and we have approximately 11,478 acre-feet of water to our credit in this program.
In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations These contracts extend through 2035.
During 2012, SWP allocations were 60% of contract levels, and Wheeler Ridge was able to supply us with sufficient water to meet our farming demands from various sources. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. Both Wheeler Ridge and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then Wheeler Ridge may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from others, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 40% preliminary SWP water allocation has been made by the DWR for 2013.
All SWP water contracts require annual payments related to the fixed costs of the SWP and each water district, whether or not water is used or available. Wheeler Ridge and TCWD contracts also establish a lien on benefited land.
Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor. Ground water in the Antelope Valley Basin is the subject of litigation. See Item 3, “Legal Proceedings” for additional information about this litigation.
There have been many environmental challenges regarding the movement of state project water through the Sacramento Delta. Operation of the Delta pumps, are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. New Biological Opinions, or BOs, issued by the U.S. Fish and Wildlife Service and National Marine Fisheries Service in 2008 and 2009 contain restrictions on pumping from the Delta. These BOs are being challenged in the courts by both water agencies and environmental groups. Judge Wanger of the Federal District Court, Eastern District of California, has determined that parts of the new BOs related to the Delta Smelt and salmon species are insufficient and remanded the BOs back to the U.S. Fish and Wildlife Service and National Marine Fisheries Service for further analysis. There are many groups, governmental and private, working together to develop a solution in the future to alleviate the curtailment of water from the Delta.

Historic SWP restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of Tejon-Castac’s 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on Tejon-Castac’s ability to deliver the remaining water to residential or commercial/industrial developments.
Other Activities
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $39,750,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $80,250,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East. In 2011, we received no reimbursements from TRPFFA. In 2010, we received $10,860,000 of reimbursement from these bond funds.
In 2012, 2011, and 2010, we paid approximately $606,000, $1,061,000, and $1,061,000, respectively, in special taxes related to the CFDs. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, our obligation is reduced. It is expected that we will have special tax payments in 2013 of approximately $611,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants.
During February 2012, TRPFFA refinanced approximately $22,500,000 of bonds within the West CFD. This refinancing, due to values in the West CFD and changes to bond requirements, allowed the Company to be released from the requirement to provide a letter of credit and also allowed the West CFD to meet the value test for release of approximately 1,400 acres of the Company’s land from West CFD liens reducing the lien acreage to 328 acres.
During December 2012, TRPFFA sold $39,750,000 of bonds within the East CFD. These bonds were sold in a Series A tranche and a Series B tranche. Series A bonds totaled $13,695,000 and are to be used to refinance the $12,670,000 of outstanding existing bonds. The refinancing reduces overall interest cost, which reduces property taxes to land owners. TRPFFA also sold an additional $26,055,000 of new Series B bonds to be used by TRPFFA to reimburse the Company for completed public infrastructure within TRCC-East. It is expected during 2013 that the Company will receive at least $14,000,000 in reimbursement based on current completed infrastructure.
ITEM 3.     LEGAL PROCEEDINGS
Tejon Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson ("plaintiff") an alleged representative of the federally-unrecognized "Kawaiisu Tribe" alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
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
On September 24, 2012, Robinson, through another law firm, filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the U.S. Court of Appeals for the Ninth Circuit dismissed Robinson's appeal for failure to perfect the appeal as prescribed by the Federal Rules of Appellate procedures.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company's land. Three phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The court has encouraged mediation sessions to settle remaining regional issues, such as groundwater pumping allocations and appointment of a regional water master. Several such mediation sessions have occurred, the most recent of which was held on November 29th and 30th, 2012. Through these sessions, progress was made toward reaching a settlement on groundwater allocations and counsel for the various parties have worked to draft a Stipulated Judgment that may serve as a framework for settlement of the cases, although substantial conflicts remain to be resolved. Given the incremental progress toward resolution, the trial judge has scheduled the next phase of trial for May 2013, allowing additional time for mediation and settlement discussions and encouraging further progress in order to avoid future trial costs. It is too early to ascertain whether a settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company's remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company's lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.

State Water Resources Control Board Lawsuit
On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. On September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the lawsuit, without prejudice. The parties remaining are currently engaged in the discovery process and have had very preliminary discussions regarding a possible negotiated resolution. At this point, however, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit, and the current lawsuit (i) challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other allegations, the current lawsuit also challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA, and (ii) asserts the remedial EIR is inadequate. A parallel lawsuit was also filed by the same plaintiffs against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits.  In a preliminary favorable ruling on December 19, 2012, Judge Frawley in a tentative decision determined that the challenges to the transfer of the KWB were not timely and barred by the statutes of litigation and doctrine of latches. There has not yet been any substantive hearing on the challenges to the EIR. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, or the "Exchange" for each calendar quarter during the last two years:

	2012		2011
Quarter	High	Low	High	Low
First	$31.64	$24.33	$36.97	$25.24
Second	$30.94	$25.10	$37.70	$32.31
Third	$31.08	$25.25	$37.00	$23.71
Fourth	$30.78	$25.70	$27.47	$22.80
As of March 5, 2013, there were 353 registered owners of record of our Common Stock.
No dividends were paid in 2012 or 2011 and at this time there is no intention of paying dividends in the future.
For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.
The annual stockholder performance graph will be provided separately in our annual report to stockholders.
ITEM 6.     SELECTED FINANCIAL DATA

	2012	2011		2010	2009	2008
Total revenues from operations, including interest and other income	$48,444	$64,456	(1)	$36,553	$29,936	$42,639
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	$4,471	$22,232		$6,270	$(6,161)	$3,929
Equity in earnings of unconsolidated joint ventures	2,535	916		541	374	2,227
Net income (loss)	$4,283	$15,781		$3,959	$(3,433)	$4,112
Net income (loss) attributable to noncontrolling interests	(158)	(113)		(216)	(56)	—
Net income (loss) attributable to common stockholders	$4,441	$15,894		$4,175	$(3,377)	$4,112

Total assets	$327,856	$321,976		$288,091	$234,744	$187,072
Long-term debt, less current portion	$212	$253		$290	$325	$358
Equity	$308,259	$300,439		$276,652	$214,381	$173,306
Net income (loss) attributable to common stockholders per share, diluted	$0.22	$0.80		$0.22	$(0.19)	$0.23
(1) Includes revenue of $15,750,000 from the sale of conservation easements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Part I, "Forward Looking Statements" for our cautionary statement regarding forward-looking information.

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
We currently operate in four business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming.
Our commercial/industrial real estate development generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is TRCC and in 2013 efforts will begin to entitle the Grapevine Development Area. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the two active developments are TMV and the Centennial master planned community. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, and a lease with National Cement. The farming segment produces revenues from the sale of winegrapes, almonds, and pistachios.
The Conservation Agreement we entered into with five of the major environmental organizations in June 2008 calls for the possible permanent protection of up to 240,000 acres of our land through phased dedicated conservation easements on approximately 145,000 acres of our land at the time specific development milestones are achieved for TMV, Centennial, and the Grapevine Development Area, 33,000 acres of open space within permitted project areas, and the purchase of conservation easements on an additional 62,000 acres of our land, which was completed during February 2011.
For 2012 we had net income attributable to common stockholders of $4,441,000 compared to net income attributable to common stockholders of $15,894,000 for the first twelve months of 2011. When comparing to 2011, the decrease is largely the result of the sale of conservation easements for $15,750,000 in 2011, which is partially offset by improved in oil royalties, farming revenues, and a lower tax provision. Oil royalties improved $1,200,000 due primarily to a 6% increase in production. Farming revenues grew by $1,541,000 during 2012 due largely to an increase in pistachio revenues that was partially offset by lower winegrape revenues.
For 2011, we had net income attributable to common stockholders of $15,894,000, which is an increase of $11,719,000 when compared to 2010. The improvement in net income was due to an increase in revenues of $27,585,000. The increase in revenue were driven by the sale of conservation easements for $15,750,000, a land sale for $4,340,000, an increase in our oil royalties over the prior year of $5,541,000 and a $2,436,000 increase in farm revenues. Oil royalties improved due to higher prices and production and farming revenues improved due to higher almond and grape revenues. These revenue improvements were partially offset by an increase in operating expenses of $11,950,000. The increase in operating expenses was primarily due to an increase in stock compensation expense when compared to 2010. During 2010, stock compensation expense included a $6,327,000 reversal of cost and in 2011 we recognized stock compensation expense of $5,507,000.
During 2013, we will continue to invest funds in our joint ventures and internally toward the achievement of entitlements for our land and for infrastructure and building development within our active industrial developments. The process of securing entitlements for our land is a long, arduous process that can take several years and often involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 15 of the Notes to Consolidated Financial Statements.

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
From time to time the Company sells easements over its land and the easements are either in the form of rights of access granted for such things as utility corridors or are in the form of conservation easements that generally require the Company to divest its rights to commercially develop a portion of its land, but do not result in a change in ownership of the land or restrict the Company from continuing other revenue generating activities on the land. The sales of conservation easements that occurred in 2011 have been accounted for in accordance with Staff Accounting Bulletin Topic 13 - Revenue Recognition (SAB Topic 13).  SAB Topic 13 requires that the following four criteria be met before revenue may be recognized:

•	Persuasive evidence of arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller's price to buyer is fixed or determinable; and

•	Collectibility is reasonably assured.
Since the conservation easements do not impose any significant continuing performance obligations on the Company, revenue from conservation easement sales has been recognized when the four criteria of SAB Topic 13 have been met, which generally occurs in the period the sale has closed and consideration has been received.
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

During 2012, we recognized deferred sales revenue of $648,000 at the time offsite infrastructure related to the 2011 land sale to Caterpillar was completed. In 2011, we recognized $4,340,000 of revenue related to a land sale to Caterpillar. We fully recognized the revenues from all land sales in 2010, as none of the requirements for deferral of revenue were present.
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community.
For the 2012 orchard crops, we estimated almond revenue to be $4,831,000, or $2.00 per pound on average, and pistachio revenue to be $5,632,000, or $2.22 per pound on average. These estimates not only impact the recorded revenues within our farming segment but also our recorded accounts receivable at December 31, 2012. Over the last three years, final prices received on almonds have averaged from $1.71 to $2.65 per pound. Pistachio prices over the last three years have averaged from $1.91 to $2.75 per pound. If we were to assume that our above estimates for 2012 orchard crop revenues were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, orchard crop revenues would have been reduced or increased by approximately $498,000, or 2% of the total revenue estimate. Our final estimates were based on the midpoint of a range in which the upper and lower ends of the range were $0.05 from the midpoint. As an example, the range for almonds used for 2012 was $1.95 to $2.05 per pound. If we were to change our estimate of 2012 orchard crop revenues to the low end of the estimated range, there would be no material impact on our liquidity or capital resources.
Actual final crop selling prices are not determined for several months following the close of our fiscal year due to supply and demand fluctuations within the orchard crop markets. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $2,668,000, $1,882,000, and $1,144,000, in 2012, 2011 and 2010, respectively. The 2012 adjustment includes $1,676,000 related to improving pistachio prices due to an aggressive industry marketing plan that increased demand and it also includes $992,000 from almonds due to higher prices driven by improved demand. The adjustment for 2011 includes $1,335,000 related to pistachios due to higher prices driven by growing demand for the product and it also includes $531,000 from almonds due to increased demand that pushed almond prices higher. The adjustment for 2010 includes $823,000 related to pistachios due to an improving price market resulting from low industry inventories, and $287,000 from almonds as increased demand pushed prices higher.
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
We currently operate in four segments, commercial/industrial real estate development, resort/residential real estate development, mineral resources, and farming. At this time, there are no assets within any of our segments that we believe are in danger of being impaired due to market conditions.
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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2012, the weighted-average actuarial assumption of the Company’s defined benefit plan consisted of a discount rate of 4.0%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3.5%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our projected benefit obligation would change approximately $900,000.

Stock-Based Compensation - We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans have historically included both stock options and stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2012 financial statements do not reflect any compensation expenses for stock options. All of our stock options are fully vested and all related expenses were recognized in prior year financial statements per GAAP. See Note 8 of the Notes to Consolidated Financial Statements, Stock Compensation - Options, for additional information regarding stock options.
We also make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by $1,272,000 depending on whether the change in estimate increased or decreased shares vesting.
See Note 9 of the Notes to Consolidated Financial Statements, Stock Compensation - Restricted Stock and Performance, for total 2012 stock compensation expense related to stock grants.
Fair Value Measurements – The Financial Accounting Standards Board's (FASB) authoritative guidance for fair value measurements of certain financial instruments defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:

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
New Accounting Standards
For discussion of recent accounting pronouncements, see Note 1 of the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Results of Operations by Segment
We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:
Real Estate – Commercial/Industrial
During 2012, our commercial/industrial segment profits fell $2,855,000 compared to 2011 primarily as a result of a decrease in revenues that was partially offset by lower 2012 expenses. Commercial/industrial segment revenues declined $3,805,000 during 2012 compared to 2011 primarily due to a $3,702,000 decrease in land sales revenue due to a land sale to Caterpillar that occurred in December of 2011. There was also a $1,000,000 decrease in hunting revenues during 2012 compared to 2011, resulting from the closure of our hunting program for the first eight months of 2012. The hunting program was closed for the first eight months of the year in order to update operational and ranch access programs and update hunting programs being offered. On the positive side, revenues from our power plant lease with Calpine improved $362,000 due to the growth in 2012 of percentage rent we receive based on a spark spread arrangement that is tied to the price of electricity and natural gas, compared to 2011. Revenues from a grazing lease increased $245,000 during the year due to an annual lease adjustment, which is tied to the price of cattle.

When compared to 2011, commercial/industrial expenses decreased $950,000 primarily due to a $743,000 decrease in legal and professional fees related to sales transaction costs and costs related to an employee lawsuit. Cost capitalized to construction projects increased $421,000 and sales commissions decreased $364,000 related to the Caterpillar land sale in 2011. Repairs and maintenance expenses declined $221,000 in 2012, mainly due to a reduction in costs associated with a park-n-ride facility owned by Kern County that supports bus services to TRCC. These decreases were partially offset by a $506,000 increase in compensation mainly due to an increase in hiring, higher benefit costs, and a $289,000 increase in stock compensation due to the acceleration of the TMV CEQA milestone.
Our commercial/industrial segment profit during 2011 of $525,000 was an improvement of $766,000 when compared to 2010 primarily as a result of a $3,452,000 increase in revenues. The primary contributors are as follows:

•
In December 2011, we sold approximately 46 acres of land located in TRCC-East to Caterpillar and have recognized $4,340,000 of the sales price and deferred $648,000 to 2012 when offsite infrastructure related to the land sale will be completed.

•
Partially offsetting the increase in revenues was a $2,686,000 increase in operating expenses. $282,000 of this increase is attributable to the cost of the land sale to Caterpillar. $881,000 is attributable to an increase in stock compensation mainly due to the reversal of expense in 2010. An increase of $600,000 is attributable to professional fees and contingent costs, a portion of which is related to a lawsuit filed by a former employee during 2011. This suit and related matters were settled in January and February 2012. A $255,000 increase is attributable to repairs and maintenance expense mainly due to our contribution to a park-n-ride parking lot owned by Kern County to shuttle passengers to and from Bakersfield and TRCC.

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
A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. During 2012, vacancy rates continued to decline in the Inland Empire region of Los Angeles, a large industrial area within Los Angeles. The decline in vacancy rates has also led to an improvement in lease rates within the Inland Empire. The decline in vacancy rates and improved pricing led developers to increase inventory within the Inland Empire through spec building programs in late 2012. As lease rates increase in the Inland Empire we may begin to have pricing advantages due to our lower land basis.
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
Real Estate – Resort/Residential
The resort/residential segment reported revenues were $583,000 during 2012 compared to $16,134,000 during 2011. The 2011 period reflects the sale of five conservation easements covering approximately 62,000 acres for $15,750,000 to the Tejon Ranch Conservancy. Resort/residential segment expenses increased $819,000 during 2012 compared to 2011 primarily due to a $381,000 increase in crop cultural costs at Centennial and a $199,000 increase in compensation mainly due to higher bonuses and benefit costs. Additionally, professional services increased $145,000 due to costs related to the entitlement approval of TMV, the implementation of the 2008 Conservation and Land Use Agreement and water supply strategy for our development projects. These changes in activity between 2012 and 2011 resulted in a segment loss of $4,178,000 for 2012 a reduction of $16,370,000.
Our resort/residential segment profits increased $15,000,000 to $12,192,000 during 2011 when compared to 2010. The increase is primarily due to the sale of five conservation easements covering approximately 62,000 acres for $15,750,000 to the Tejon

Ranch Conservancy, an independent non-profit organization set up as a part of the 2008 Conservation and Land Use Agreement by the conservation groups that signed the agreement. The Company retained fee ownership of the 62,000 acres and continue to operate current revenue generating activities including farming, cattle grazing, filming, oil and gas and other mineral exploration and production on portions of the acreage. The conservation easements will preclude the Company from pursuing any long term development on the 62,000 acres. Funds for the easement purchase were provided by a grant from the California Wildlife Conservation Board.
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
We expect near-term activities within this segment to be focused on obtaining entitlements for the Centennial project, located in Los Angeles County, defending the legal challenges to TMV, performing work necessary to receive final permits for TMV, beginning the land planning and entitlement process within the Grapevine Development Area, and ranch-wide stewardship activities. The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue forward with entitlement and permitting activities for the above communities and continue to meet our obligations under the Conservation Agreement. The actual timing and completion of entitlement-related activities is difficult to predict due to the uncertainties of the approval process and the possibility of litigation upon approval of our entitlements in the future. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.
Since we are in the process of achieving entitlements for our Centennial community, we do not have a fully approved project and therefore we do not have inventory for sale in the current market. We received entitlement approval for our TMV community during 2009 and affirmation of these approvals in November 2010 from the Kern County Superior Court. On April 25, 2012, the California Fifth District Court of Appeal upheld the Kern County Superior Court's affirmation of entitlement approvals.
Recent economic results and other national data have indicated that the overall demand for new homes has improved from the prior year. However, national new home sales remain below historical levels due to the current weak U.S. economic conditions, the restrictive mortgage lending environment and variations in local housing market conditions. Until there is a more robust U.S. economic recovery, we expect demand for new homes to remain at historically low levels, with growth very dependent on regional activity.
We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of Centennial and TMV remains unchanged. As the economy improves we believe the perception of land values will also begin to improve and the long-term fundamentals that support housing demand in our region, primarily California population growth and household formation will also improve.
Within our Centennial joint venture, our partners are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. We have stated in past filings that the Centennial joint venture operating agreement was amended in August 2009 to allow our partners to become non-funding members during the entitlement phase of the project while we continue as the sole funding partner. During this period any non-funding partner’s percentage ownership interest will be diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. Consequently, the operating results of Centennial Founders, LLC were consolidated effective July 1, 2009. Despite this change, our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time. At December 31, 2012 we have a 71.15% ownership position in Centennial Founders, LLC.
See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.
Mineral Resources
We view the mineral resources segment as an area of future growth for the Company as we continue to work with and encourage our tenants to increase exploration and production activity.
Revenues from our mineral resources segment increased $1,806,000 or 15%, to $14,012,000 during 2012 compared to 2011, primarily due to a $1,200,000 increase in oil royalty revenues due to a 6% increase in oil production while the average price per barrel remained relatively unchanged at approximately $103. Oil exploration lease revenue increased $446,000 as a result of a full year of revenue recognition related to a $2,000,000 agreement signed in mid-2011.

Oil and gas production numbers and average pricing for the last three-years is as follows:

	For the Year
	2012	2011	2010
Oil production (barrels)	786,000	738,000	496,000
Average price per barrel	$103.00	$102.00	$73.00
Natural gas production (millions of cubic feet)	547,000	433,000	287,000
Average price per thousand cubic feet	$2.00	$3.00	$2.90
Please refer to Item 1, "Business - Mineral Resources" for additional information regarding oil barrels per day production.
In 2012, we continued to see an increase in oil exploration activities on our lands due largely to the price for oil during the year. We anticipate that this increase in production activity will continue into 2013 based on discussions with tenants as well as current and anticipated oil prices. The increase in activity and the speed of that increase will be dependent on oil prices and the length of time necessary to receive drilling permits within California.
Since we only receive royalties based on tenant production and market prices and do not produce oil, we do not have information as to the potential size of oil reserves.
Our royalty revenues are contractually defined and based on a percentage of production and are received in cash. Royalty revenues fluctuate based on changes in market price for oil, gas, rock and aggregate, and Portland cement. In addition, royalty revenue is impacted by new production, the inevitable decline in production in existing wells and rock and limestone quarries, and the cost of development and production.
Revenues from mineral resources segment increased $5,844,000 or 92%, during 2011 compared to 2010, mainly due to a $4,869,000 increase in oil royalties, a $615,000 increase in oil exploration lease revenue and $301,000 increase in cement, sand and rock royalties. Oil prices averaged $102 per barrel based on Kern County crude oil prices during 2011 compared to $73 per barrel in 2010. Production increased by 242,000 barrels when compared to 2010.
Farming
Farming revenues increased $1,541,000 during 2012 compared to 2011 primarily due to an increase of $2,100,000 in pistachio revenue. There was a carry-forward of the 2011 pistachio crop year inventory into 2012, the sale of which increased 2012 revenues, in contrast to no inventory carry-forward in 2011 from the 2010 pistachio crop. Pounds sold increased 19% and average price per pound, including price adjustments, increased 11% during 2012 compared to 2011. Almond revenues increased $463,000 during 2012 compared to 2011, primarily due to a 12% increase in the average price per pound, partially offset by a 9% decrease in pounds sold. These increases were partially offset by an $828,000 decrease in winegrape revenues primarily due to a 14% decline in production as the number of acres of the French Colombard variety was reduced because of the age of the vines, while prices remained flat at approximately $316 a ton. In addition, we had a net loss of $216,000 due to the removal of older French Colombard grapes.
Farming expense increased $748,000 or 6% during 2012 compared to 2011, primarily due to a $884,000 net increase in cost of crop sales, partially offset by $102,000 decrease in water costs. The $884,000 increase in cost of sales includes a $1,002,000 increase in pistachio cost of sales, partially offset by a $147,000 decrease in winegrape cost of sales.
During 2012, we began a crop maintenance replanting program with the removal of older grape vines covering approximately 300 acres. We began the redevelopment of that acreage in 2012 and expect to be complete in 2013. The 300 acres are being replanted with Zinfandel and French Colombard grapes. First production is expected two years from completion of planting.
Thus far in 2013, the price for our crops has increased steadily due to the stable demand in U.S. and world markets. As the value of the dollar has remained competitive against foreign currencies, the demand for our crops remained steady and built on the growth from prior years.
The following table reflects crop revenues in thousands for the last three years by variety of product and crop year. Production of almonds and pistachios are stated in thousands of pounds and production of winegrapes is stated in thousands of tons. Average prices are stated on a per pound basis for almonds, and pistachios, and average prices are stated on a per ton basis for winegrapes.

	2012			2011			2010
	Revenue	Production	Average Price	Revenue	Production	Average Price	Revenue	Production	Average Price
ALMONDS (lbs.)
Current year crop	$4,831	2,419	$2.00	$4,409	2,524	$1.75	$2,685	1,526	$1.76
Prior year crops	3,015	1,840	1.64	3,495	2,017	1.73	1,218	523	2.33
Price Adjustment	992			531			287
Signing bonus	60			—			51
Subtotal Almonds	$8,898	4,259		$8,435	4,541		$4,241	2,049
PISTACHIOS (lbs.)
Current year crop	$5,632	2,532	$2.22	$5,209	2,401	$2.17	8,917	3,644	$2.45
Prior year crops	1,259	305	4.13	—	—		—	—
Price Adjustment	1,753			1,335			823
Subtotal Pistachios	$8,644	2,837		$6,544	2,401		$9,740	3,644
WINEGRAPES (tons)
Current year crop	$5,136	16.0	$316	$5,948	20.0	$302	$4,554	18.6	$245
Price Adjustment	—			16			34
Subtotal Winegrapes	$5,136			$5,964			$4,588
Total crop proceeds	$22,678			$20,943			$18,569
Other farming revenues	(125)			69			7
Total farming revenues	$22,553			$21,012			$18,576
All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. With current grape production more in line with demand, we believe prices could continue to improve as they have the last two years or, at a minimum, remain at current levels. Our long-term projection is that crop production, especially of almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. While demand for product continues to be strong and grow, any significant increase in the U.S. dollar along with slow global economic growth could have a negative impact on the markets. It is too early to project 2013 crop yields and what impact that may have on prices later in 2013.
Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2013. Please see our discussion on water in Item 2, “Properties—Water Operations.”
Farming segment profits improved $775,000 during 2011 when compared to 2010. The improvement was primarily due to an increase of $1,819,000 in almond profits, a $1,247,000 increase in winegrape profits, and $664,000 of lower water costs. These increases were partially offset by $2,837,000 lower pistachio profits. The increase in almond profits was due to an increase of approximately 2.5 million pounds of almonds sold during 2011, of which 1.5 million are from prior year crops, which were partially offset by a slight decline in prices. The improved winegrape profits were primarily due to a 19% increase in price and an 11% increase in production. The reduced pistachio profits were primarily due to a 35% decrease in pounds sold, while an increase in prices helped to partially offset the decline in production. During 2011, farming costs increased $1,661,000. This increase was due to higher cost of sales that is related to the increase in the number of pounds of almonds sold. This higher cost of sales was partially offset by a $614,000 decline in fixed water costs due to the receipt of refunds tied to the final closing of the SWP 2009 water year.
For further discussion of the farming operations, refer to Item I “Business—Farming Operations.”
Investment Income
Investment income declined slightly during 2012 when compared to 2011. The decline is primarily attributable to a lower average investment balances during the year. Investment income increased $281,000, or 29%, to $1,260,000 during 2011 when compared to 2010, primarily due to an increase in average investment balances, as a result of the proceeds from the sale of the conservation easements. The above interest income relates to our marketable securities portfolio as further disclosed in Note 2 of the Consolidated Financial Statements, Marketable Securities.

Interest Expense
Interest incurred during 2012, 2011, and 2010 was $111,000, $178,000, and $180,000, respectively, of which $99,000, $178,000, and $171,000, respectively, was capitalized.
Corporate Expenses
Corporate general and administrative costs increased $995,000, or 8%, during 2012 compared to the same period in 2011, primarily due to a $708,000 increase in compensation expense because of a combination of the timing of hiring new employees, higher benefit costs, bonus accruals and a $525,000 increase in pension expense. In addition, we had a $185,000 increase in licenses & fees mainly related to information management systems and a $141,000 increase in depreciation expense related to information management systems placed in service. These increases were partially offset by $356,000 increase in allocations of general and administrative expenses to other divisions and a $236,000 decrease in professional services primarily related to lower recruiter fees and the timing of audit services.
Corporate expenses increased $6,665,000 during 2011when compared to 2010, primarily due to a $5,325,000 increase in stock compensation due to the reversal of $4,487,000 of stock compensation expense in 2010. Amortization expense increased resulting from the $11,000,000 water contract purchase in December 2010. In 2011, we centralized our marketing and communications efforts resulting in a $271,000 increase in marketing expenses at the corporate division with offsetting decreases in other segments, resulting in no change in company-wide marketing expenses in 2011 compared to 2010.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures is an important and growing component of our commercial/industrial activities and in the future through the TMV joint venture, equity in earnings of unconsolidated joint ventures will become a significant part of our operational activity within the resort/residential segment. As we expand our current ventures and possibly add new joint ventures, such as a potential outlet center joint venture, these investments will become a growing revenue source for the Company.
Equity in income of our unconsolidated joint ventures increased $1,619,000 during 2012 compared to 2011. Our TA/Petro joint venture generated $799,000 higher income mainly due to higher gasoline sales and improved fuel margins. Our Rockefeller joint ventures generated $836,000 higher net income due to the occupancy of a building by Dollar General and rental payments beginning in April 2012.
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
Dollar General began lease payments during April 2012 after tenant improvements were completed. During the summer, Dollar General began to occupy the entire 606,000 square feet of the building. The Five-West Parcel joint venture currently has an outstanding loan with a balance of $11,000,000. The note is due in 2015 and is fully secured by the building as well as guarantees from each partner. We do not believe the bank will call on the guarantees provided.
Income Taxes
For the twelve months ended December 31, 2012, the Company incurred a net income tax expense of $2,723,000 compared to a net income tax expense of $7,367,000 for the twelve months ended December 30, 2011. These represent effective income tax rates of approximately 38% and 32% for the twelve months ended December 31, 2012 and, 2011, respectively. The effective tax rate is impacted by the noncontrolling interest held in the Centennial joint venture and the impact of depletion allowances. During 2012, depletion allowances increased due to higher oil and gas revenues and are the primary driver of the increase in permanent tax differences that is creating the favorable rate differences when compared to statutory rates. As of December 31, 2012, our balance sheet reflects an income tax payable of $0.
For 2012, we had net deferred tax assets of $6,373,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock grant expense. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made total income tax payments of $4,601,000 in 2012 and $6,600,000 during 2011. The Company received federal refunds of $580,000 and $1,598,000 in 2012 and 2011, respectively.
For financial statement purposes, our effective tax rate for 2011 was 32% after taking into consideration permanent and temporary timing differences. Our tax expense for 2011 was $7,367,000. During 2011, our largest permanent tax difference was related to depletion allowances. We had a tax payable at December 31, 2011 of $2,484,000.
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
Our cash, cash equivalents and marketable securities totaled approximately $72,268,000 at December 31, 2012, a decrease of $14,670,000, or 14%, from the corresponding amount at the end of 2011. Cash, cash equivalents and marketable securities decreased during the first twelve months of 2012 due to property and equipment expenditures that included infrastructure development costs, investment in joint ventures, and payment of income taxes.
The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2012	2011	2010
Operating activities	$14,092	$9,484	$3,199
Investing activities	$(23,273)	$(18,168)	$(33,568)
Financing activities	$(1,972)	$5,029	$51,713
During 2012, our operations provided $14,092,000 of cash primarily from $7,200,000 in cash distributions from our TA/Petro joint venture, improved operating results mainly from oil royalties and crop revenues and the add back of non-cash expenses. These increases in cash were partially offset by income tax payments, net of refunds, totaling approximately $4,021,000 related to the 2011 tax year and an increase in farming receivables outstanding.
During 2011, our operations provided $9,484,000 of cash primarily from the positive impact of operating activities including increased oil royalties, crop sales, an oil exploration lease payment, for which revenue is being recognized over the term of the lease, and the collection of farming receivables.
During 2012, investing activities used $23,273,000 of cash primarily as a result of the $20,669,000 in capital expenditures, described below, $6,154,000 in contributions in our unconsolidated joint ventures of which $3,200,000 was contributed to TMV, partially offset by a $1,012,000 distribution from our Five West Parcel LLC joint venture. Included in the $20,669,000 of capital expenditures during the first twelve months of 2012 was $4,682,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements and crop development.
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
We anticipate that our capital investment requirements could increase for 2013 when compared to 2012. These estimated investments include approximately $11,750,000 of infrastructure development at TRCC-East. This new infrastructure, which started in late 2012, is to support commercial retail development in the southern end of TRCC-East and to expand water facilities to support future new absorption. We are also investing approximately $2,900,000 for the development of new grape vineyards as a part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to $3,700,000 to begin the first phase of the land planning and entitlement process for the Grapevine Development Area as described in Item 1 - Business. We may potentially invest up to $15,400,000 in our various joint ventures, including Centennial Founders LLC, and possibly a new outlet center joint venture. Our plans also include the potential investment of $4,700,000 in water infrastructure and water purchases during 2013. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase. We are also planning to invest approximately $2,000,000 in the replacement of operating equipment, such as farm equipment, and updates to our information technology systems.
During 2012, financing activities used $1,972,000 in cash, primarily as a result of the buy back of vested stock grants for payroll taxes on issuance of restricted stock grants. During the first twelve months of 2011, financing activities provided $5,029,000 in cash, primarily as a result of proceeds from the exercise of stock options partially offset by payroll taxes on issuance of restricted stock grants. At December 31, 2012 and at the date of filing of this Form 10-K there was no outstanding balance on our line of credit.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations, the timing of sales and leases of property within our development projects, and the beginning of development within TMV and Centennial. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.
Capital Structure and Financial Condition. At December 31, 2012, total capitalization at book value was $308,512,000 consisting of $253,000 of debt and $308,259,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is unchanged when compared to the debt-to- total-capitalization ratio at December 31, 2011.
We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2012, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At December 31, 2012, our tangible net worth was $308,512,000 and liquid assets were $72,268,000. This line of credit is secured by a portion of our farm acreage. The outstanding long-term debt, less current portion of $41,000, is $212,000 at December 31, 2012. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During October 2012, we filed a shelf registration statement on Form S-3. Under the shelf registration statement, once declared effective, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration will allow for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provide us with a variety of capital funding options that can then be used and appropriately matched to the funding need. As noted above, at December 31, 2012, we had $72,268,000 in cash and securities and as of the filing date of this Form 10-K, we have $30,000,000 available on credit lines to meet any short-term liquidity needs.
We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements as described earlier in the cash flow and liquidity discussions.

Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2012, to be paid over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$253	$41	$88	$101	$23
Interest on fixed rate debt	68	16	23	10	19
Line of Credit	31	31	—	—	—
Letter of Credit Fee (issued in December 2012 for 2 years)	83	—	83	—	—
Tejon Ranch Conservancy	4,560	640	1,280	880	1,760
Defined Benefit Plan	4,050	850	1,600	1,600	—
SERP	3,910	419	824	800	1,867
Cash contract commitments	3,934	3,934	—	—	—
Estimated minimum payments to WRMWSD	57,500	2,500	5,000	5,000	45,000
Total contractual obligations	$74,389	$8,431	$8,898	$8,391	$48,669
The categories above include purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP. A “purchase obligation” is defined in Item 303(a)(5)(ii)(D) of Regulation S-K as “an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” Based on this definition, the table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. A total of 5,488 acres of the Company’s land is subject to water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, requiring minimum future annual payments through the life of the contract which is 2035, for as long as the Company owns such land. The estimated future minimum annual payments are estimated to be $2,500,000 before any potential credits are received, whether or not water is available or is used.

Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. At the present time, we do not have any capital lease obligations or purchase obligations outstanding. Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space and average approximately $25,000 per month.
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
As discussed in Note 14 to the Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments above reflect estimates of future defined benefit plan contributions from the Company to the plan trust and estimates of future payments to employees from the Company that are in the SERP program. During 2012, we made approximately $860,000 in pension plan contributions, compared to $791,000 in pension plan contributions in 2011.

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to the CFDs.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1 -3 Years	4 -5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$5,426		$5,426	$—	$—
Total other commercial commitments	$5,426		$5,426	$—	$—
TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA created two CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $39,750,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $80,250,000 of additional bond debt authorized by TRPFFA.
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000.
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
Our line-of-credit currently has no outstanding balance. The interest rate on our new line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $253,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.
At December 31, 2012, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, had an interest rate swap agreement with respect to its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matured in August 2012. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income.
Market risk related to our farming inventories ultimately depends on the value of almonds, grapes, and pistachios at the time of payment or sale. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with our current customers and periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal. Market risk related to our farming inventories is discussed below in the section pertaining to commodity price exposure.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations and marketable securities and their related weighted-average interest rates by expected maturity dates.
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2012
(In thousands except percentage data)

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at 12/31/2012
Assets:
Marketable securities	$20,903	$20,264	$18,971	$4,327	$—	$—	$64,465	$65,049
Weighted average interest rate	2.05%	1.44%	1.49%	1.47%	—%	—%	1.66%
Liabilities
Long-term debt	$41	$43	$46	$49	$52	$22	$253	$253
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
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
Commodity Price Exposure
As of December 31, 2012, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2012 and 2013 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $8,768,000 of accounts receivable outstanding at December 31, 2012, $7,867,000 or 82%, is at risk to changing prices. Of the amount at risk to changing prices, $5,025,000 is attributable to pistachios, and $2,842,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2011 was $5,239,000, or 67% of the total accounts receivable of $7,832,000. Of the December 31, 2011 amount at risk to changing prices, $3,616,000 was related to pistachios and $1,623,000 was related to almonds.
The price estimated for recording accounts receivable for pistachios recorded at December 31, 2012 was $2.22 per pound, as compared to $2.17 per pound at December 31, 2011. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $18,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $2.75. With respect to almonds, the price estimated for recording the receivable was $2.00 per pound, as compared to $1.75 per pound at December 31, 2011. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $14,000. The range of final prices over the last three years for almonds has ranged from $1.71 to $2.65 per pound.
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
See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting on page 43 and 44, respectively.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2013 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2013 Annual Meeting of Stockholders.
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
The following table shows aggregated information as of December 31, 2012 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2012, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 8 and Note 9 of Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options/grants	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Stock options granted	6,306	$27.90	399,219
Restricted stock grants and restricted stock units at target goal achievement	688,041	Final price determined at time of vesting	399,219

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2013 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2013 Annual Meeting of Stockholders.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Report of Independent Registered Public Accounting Firm	45
	1.2	Consolidated Balance Sheets – December 31, 2012 and 2011	46
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2012, 2011 and 2010	47
	1.4	Consolidated Statement of Comprehensive Income (Loss) - Years Ended December 31, 2012, 2011 and 2010	48
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2012, 2011 and 2010	49
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010	50
	1.7	Notes to Consolidated Financial Statements	51
2	Supplemental Financial Statement Schedules:
None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	By-Laws	FN 1
	4.1	Form of First Additional Investment Right	FN 2
	4.2	Form of Second Additional Investment Right	FN 3
	4.3	Registration and Reimbursement Agreement	FN 11
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4
	10.5	Petro Travel Plaza Operating Agreement	FN 5
	10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5
	10.7	*Severance Agreement	FN 5
	10.8	*Director Compensation Plan	FN 5
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 16

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated Stock Incentive Plan	FN 17

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 8

10.16	Form of Registration Rights Agreement	FN 9

10.17	*2004 Stock Incentive Program	FN 10

10.18	*Form of Restricted Stock Agreement	FN 10

10.19	*Form of Restricted Stock Unit Agreement	FN 10

10.23	Tejon Mountain Village LLC Operating Agreement	FN 12

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 13

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 18

21	List of Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

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

(b)	Exhibits. The exhibits being filed with this report are attached at the end of this report.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

March 15, 2013	BY:	/s/ Robert A. Stine
Robert A. Stine
President and Chief Executive Officer
(Principal Executive Officer)

March 15, 2013	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ John L. Goolsby_________________________ John L. Goolsby	Director	March 15, 2013

/s/ Anthony L. Leggio_______________________ Anthony L. Leggio	Director	March 15, 2013

/s/ Norman Metcalfe________________________ Norman Metcalfe	Director	March 15, 2013

/s/ George G.C. Parker______________________ George G.C. Parker	Director	March 15, 2013

/s/ Kent Snyder____________________________ Kent Snyder	Director	March 15, 2013

/s/ Geoffrey Stack__________________________ Geoffrey Stack	Director	March 15, 2013

/s/ Robert A. Stine__________________________ Robert A. Stine	Director	March 15, 2013

/s/ Michael H. Winer________________________ Michael H. Winer	Director	March 15, 2013

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2012
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which follows.

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries
We have audited Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tejon Ranch Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tejon Ranch Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012 of Tejon Ranch Co. and Subsidiaries and our report dated March 15, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 15, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 15, 2013

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,219	$18,372
Marketable securities - available-for-sale	65,049	68,566
Accounts receivable	8,768	7,832
Inventories	3,839	3,587
Prepaid expenses and other current assets	4,881	4,317
Deferred tax assets	997	1,099
Total current assets	90,753	103,773
Property and equipment - net of depreciation (includes $72,115 at December 31, 2012 and $67,442 at December 31, 2011, attributable to Centennial Founders LLC, Note 16)	146,590	128,430
Investments in unconsolidated joint ventures	54,022	53,893
Long-term water assets	28,565	28,336
Long-term deferred tax assets	5,376	6,845
Other assets	2,550	699
TOTAL ASSETS	$327,856	$321,976
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,845	$3,496
Accrued liabilities and other	2,132	2,025
Income taxes payable	—	2,484
Deferred income	1,195	2,125
Current portion of long-term debt	41	37
Total current liabilities	7,213	10,167
Long-term debt, less current portion	212	253
Long-term deferred gains	2,248	2,664
Other liabilities	6,508	5,474
Pension liability	3,416	2,979
Total liabilities	19,597	21,537
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,085,865 at December 31, 2012 and 19,975,706 at December 31, 2011	10,043	9,988
Additional paid-in capital	198,117	194,273
Accumulated other comprehensive loss	(5,118)	(4,756)
Retained earnings	65,550	61,109
Total Tejon Ranch Co. Stockholders’ Equity	268,592	260,614
Non-controlling interest	39,667	39,825
Total equity	308,259	300,439
TOTAL LIABILITIES AND EQUITY	$327,856	$321,976

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31

	2012	2011	2010
Revenues:
Real estate - commercial/industrial	$9,941	$13,746	$10,294
Real estate - resort/residential	583	16,134	281
Mineral resources	14,012	12,206	6,362
Farming	22,553	21,012	18,576
Total revenues	47,089	63,098	35,513
Costs and Expenses:
Real estate - commercial/industrial	12,271	13,221	10,535
Real estate - resort/residential	4,761	3,942	3,089
Mineral resources	334	209	124
Farming	13,323	12,575	10,914
Corporate expenses	13,272	12,277	5,612
Total expenses	43,961	42,224	30,274
Operating income	3,128	20,874	5,239
Other Income:
Investment income	1,242	1,260	979
Interest income (expense)	(12)	—	(9)
Other income	113	98	61
Total other income	1,343	1,358	1,031
Income from operations before equity in earnings of unconsolidated joint ventures	4,471	22,232	6,270
Equity in earnings of unconsolidated joint ventures, net	2,535	916	541
Income before income tax expense	7,006	23,148	6,811
Income tax expense	2,723	7,367	2,852
Net income	4,283	15,781	3,959
Net loss attributable to non-controlling interest	(158)	(113)	(216)
Net income attributable to common stockholders	$4,441	$15,894	$4,175
Net income per share attributable to common stockholders, basic	$0.22	$0.80	$0.23
Net income per share attributable to common stockholders, diluted	$0.22	$0.80	$0.22

See accompanying notes.

Consolidated Statements of Comprehensive Income
($ in thousands)

	Year Ended December 31
	2012	2011	2010
Net income	$4,283	$15,781	$3,959
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	182	(82)	(3)
Benefit plan adjustments	(922)	(2,574)	(505)
SERP liability adjustments	(12)	(1,825)	578
Equity in other comprehensive income of unconsolidated joint venture	152	217	(108)
Other comprehensive income (loss) before taxes	(600)	(4,264)	(38)
(Provisions) benefit for income taxes related to other comprehensive income (loss) items	238	1,699	(2)
Other comprehensive income (loss)	(362)	(2,565)	(40)
Comprehensive income	3,921	13,216	3,919
Comprehensive loss attributable to non-controlling interests	(158)	(113)	(216)
Comprehensive income attributable to common stockholders	$4,079	$13,329	$4,135
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2009	17,019,428	$8,509	$126,829	$(2,151)	$41,040	$174,227	$40,154	214,381
Net income (loss)	—	—	—	—	4,175	4,175	(216)	3,959
Other comprehensive income	—	—	—	(40)	—	(40)	—	(40)
Rights offering, net of expenses	2,608,735	1,306	58,454	—	—	59,760	—	59,760
Exercise of stock options and related tax benefit of $204	78,894	39	1,960	—	—	1,999	—	1,999
Restricted stock issuance	56,131	28	(28)	—	—	—	—	—
Stock compensation	—	—	(2,944)	—	—	(2,944)	—	(2,944)
Shares withheld for taxes	(15,718)	(8)	(455)	—	—	(463)	—	(463)
Balance at December 31, 2010	19,747,470	9,874	183,816	(2,191)	45,215	236,714	39,938	276,652
Net income	—	—	—	—	15,894	15,894	(113)	15,781
Other comprehensive income	—	—	—	(2,565)	—	(2,565)	—	(2,565)
Exercise of stock options and related tax benefit of $634	205,165	103	5,773	—	—	5,876	—	5,876
Restricted stock issuance	52,069	26	(26)	—	—	—	—	—
Stock compensation	—	—	5,507	—	—	5,507	—	5,507
Shares withheld for taxes	(28,998)	(15)	(797)	—	—	(812)	—	(812)
Balance at December 31, 2011	19,975,706	9,988	194,273	(4,756)	61,109	260,614	39,825	300,439
Net income	—	—	—	—	4,441	4,441	(158)	4,283
Other comprehensive income	—	—	—	(362)	—	(362)	—	(362)
Exercise of stock options and related tax benefit of $8	13,641	7	363	—	—	370	—	370
Restricted stock issuance	179,172	89	(89)	—	—	—	—	—
Stock compensation	—	—	5,832	—	—	5,832	—	5,832
Shares withheld for taxes	(82,654)	(41)	(2,262)	—	—	(2,303)	—	(2,303)
Balance at December 31, 2012	20,085,865	$10,043	$198,117	$(5,118)	$65,550	$268,592	$39,667	$308,259
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Twelve Months Ended December 31
	2012	2011	2010
Operating Activities
Net income	$4,283	$15,781	$3,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,954	3,629	2,119
Amortization of premium/discount of marketable securities	874	641	198
Equity in earnings	(2,535)	(916)	(541)
Non-cash retirement plan expense	1,047	528	800
Gain on sale of real estate	(676)	(4,058)	(559)
Gain on sale of easements	—	(15,750)	—
Deferred income taxes	1,810	(162)	(1,351)
Amortization of stock compensation expense (reversal)	5,440	5,340	(2,944)
Excess tax benefit from stock-based compensation	8	(634)	(227)
Distribution of earnings from unconsolidated joint ventures	7,200	—	1,440
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(1,761)	2,570	(56)
Current liabilities, net	(6,552)	2,515	361
Net cash provided by (used in) operating activities	14,092	9,484	3,199
Investing Activities
Maturities and sales of marketable securities	19,809	19,143	15,720
Funds invested in marketable securities	(16,984)	(39,448)	(34,751)
Property and equipment expenditures	(20,669)	(13,649)	(14,196)
Reimbursement proceeds Kern County - Laval Interchange	—	—	1,613
Reimbursement proceeds from Communities Facilities District	—	—	10,860
Proceeds from sale of real estate	—	4,988	604
Proceeds from sale of easements	—	15,750	—
Investment in unconsolidated joint ventures	(6,154)	(4,457)	(4,594)
Distribution of equity from unconsolidated joint ventures	1,512	—	4,100
Investments in long-term water assets	(797)	—	(11,981)
Other	10	(495)	(943)
Net cash provided by (used in) investing activities	(23,273)	(18,168)	(33,568)
Financing Activities
Borrowings of short-term debt	1,500	—	(16,400)
Repayments of short-term debt	(1,500)	—	6,850
Repayments of long-term debt	(39)	(35)	(33)
Net proceeds from rights offering	—	—	59,760
Proceeds from exercise of stock options	370	5,876	1,999
Taxes on vested stock grants	(2,303)	(812)	(463)
Net cash provided by (used in) financing activities	(1,972)	5,029	51,713
Increase (decrease) in cash and cash equivalents	(11,153)	(3,655)	21,344
Cash and cash equivalents at beginning of year	18,372	22,027	683
Cash and cash equivalents at end of year	$7,219	$18,372	$22,027
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$2,293	$590	$—
Sale of assets accounted as direct finance leases	$913	$—	$—
Taxes paid (net of refunds)	$4,021	$5,002	$875
See accompanying notes.

Notes to Consolidated Financial Statements
December 31, 2012

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

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurement. Fair value measurements are used on a recurring basis for marketable securities, investments within the pension plan and hedging instruments.
Credit Risk
The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
In 2012, 2011 and 2010, Stockdale Oil and Gas, a subsidiary of Occidental Petroleum Corporation, an oil and gas leaseholder, accounted for 15%, 13% and 11%, respectively, of our revenues from continuing operations.

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
Long Term Water Assets
Long-term purchased water contracts are in place with the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water Storage District. These contracts provide the Company with the right to receive water over the term of the contracts that expire in 2035. The purchase price of these contracts is being amortized on the straight-line basis over their contractual life. Water contracts with the Wheeler Ridge Maricopa Water Storage District and the Tejon-Castac Water District are also in place, but were entered into with each district at inception and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts.
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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $2,668,000 in 2012, $1,882,000 in 2011, and $1,144,000 in 2010. The adjustment for 2012 includes $1,676,000 related to pistachios due to improving prices related to an aggressive industry marketing campaign, it also includes $992,000 from almonds due to increased demand which pushed almond prices higher. The adjustment for 2011 includes $1,335,000 related to pistachios due to improving prices based on the growth in demand for the product, and it also includes $531,000 from almonds due to increased demand which pushed almond prices higher. The adjustment for 2010 includes $823,000 related to pistachios due to an improving price market resulting from low industry inventories, and $287,000 from almonds as increased demand pushed prices higher.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2012, 2011, and 2010, no such withholding was mandated.

Common Stock Options and Grants
The Company follows ASC 718, “Compensation – Stock Compensation” in accounting for stock incentive plans using the fair value method of accounting.
The estimated fair value of the restricted stock grants and restricted stock units are expensed over the expected vesting period. For performance based grants the Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Each year the Company updates its estimates and reflects any changes to the estimate in the consolidated statements of operations.
Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options and the vesting of restricted stock grants per ASC 260, “Earnings Per Share.”

	Twelve Months Ended December 31
	2012	2011	2010
Weighted average number of shares outstanding:
Common stock	20,043,862	19,890,838	18,515,958
Common stock equivalents-stock options, grants	75,114	64,422	55,349
Diluted shares outstanding	20,118,976	19,955,260	18,571,307
Long-Lived Assets
In accordance with ASC 360 “Property, Plant, and Equipment” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At 2012 and 2011, management of the Company believes that none of its assets are impaired.
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
Sales of Easements
From time to time the Company sells easements over its land and the easements are either in the form of rights of access granted for such things as utility corridors or are in the form of conservation easements that generally require the Company to divest its rights to commercially develop a portion of its land, but do not result in a change in ownership of the land or restrict the Company from continuing other revenue generating activities on the land. The sales of conservation easements that occurred in 2011 have been accounted for in accordance with Staff Accounting Bulletin Topic 13 - Revenue Recognition (SAB Topic 13).  SAB Topic 13 requires that the following four criteria be met before revenue may be recognized:

•	Persuasive evidence of arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller's price to buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

Since the conservation easements do not impose any significant continuing performance obligations on the Company, revenue from conservation easement sales has been recognized when the four criteria of SAB Topic 13 have been met, which generally occurs in the period the sale has closed and consideration has been received.
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
Royalty Income
Royalty revenues are contractually defined as to the percentage of royalty and are tied to production and market prices. The Company’s royalty arrangements generally require payment on a monthly basis with the payment based on the previous month’s activity. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Oil and gas royalty percentages averaged approximately 13% in 2012.
Rental Income
Minimum rent revenues are generally recognized on a straight-line basis over the respective initial lease term unless there is considerable risk as to collectability.
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2012 and 2011.
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
Reclassifications
The Company has reclassified certain prior period amounts in the consolidated statements of operations, balance sheets, and cash flows to conform to the current year presentation.
New Accounting Standards
There are currently no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

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

($ in thousands)		2012		2011
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,578	$1,571	$3,646	$3,605
with unrecognized losses for more than 12 months		508	507	—	—
with unrecognized gains		5,586	5,628	3,525	3,551
Total Certificates of deposit	Level 1	7,672	7,706	7,171	7,156
US Treasury and agency notes
with unrecognized losses for less than 12 months		3,057	3,024	4,352	4,338
with unrecognized losses for more than 12 months		874	873	1,002	1,000
with unrecognized gains		12,175	12,267	16,479	16,660
Total US Treasury and agency notes	Level 2	16,106	16,164	21,833	21,998
Corporate notes
with unrecognized losses for less than 12 months		1,993	1,971	9,230	9,098
with unrecognized losses for more than 12 months		201	200	1,539	1,494
with unrecognized gains		29,210	29,653	19,369	19,738
Total Corporate notes	Level 2	31,404	31,824	30,138	30,330
Municipal notes
with unrecognized losses for less than 12 months		1,961	1,948	1,177	1,165
with unrecognized losses for more than 12 months		620	613	881	873
with unrecognized gains		6,702	6,794	6,964	7,044
Total Municipal notes	Level 2	9,283	9,355	9,022	9,082
		$64,465	$65,049	$68,164	$68,566
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
At December 31, 2012, the fair market value of investment securities exceeded the cost basis by $584,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at December 31, 2012. The Company has determined that any unrealized losses in the portfolio are temporary as of December 31, 2012. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of December 31, 2012, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $182,000, which includes estimated taxes of $72,000.
As of December 31, 2012, the Company’s gross unrealized holding gains equal $669,000 and gross unrealized holding losses equal $85,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

At December 31, 2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,268	$1,627	$4,316	$301	$7,512
U.S. Treasury and agency notes	6,285	7,248	2,633	11	16,177
Corporate notes	10,916	6,729	9,420	3,325	30,390
Municipal notes	2,305	4,340	1,960	400	9,005
	$20,774	$19,944	$18,329	$4,037	$63,084

At December 31, 2011	2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,536	$1,255	$1,627	$2,526	$—	$6,944
U.S. Treasury and agency notes	4,734	10,285	5,856	936	—	21,811
Corporate notes	3,450	11,231	8,923	5,584	—	29,188
Municipal notes	860	2,505	4,145	1,160	—	8,670
	$10,580	$25,276	$20,551	$10,206	$—	$66,613
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
3.     INVENTORIES
Inventories consist of the following at December 31:

($ in thousands)	2012	2011
Farming inventories	$3,667	$3,423
Other	172	164
	$3,839	$3,587
Farming inventories consist of costs incurred during the current year related to the next year’s crop as well as any current year’s unsold product and farming chemicals.
4.     PROPERTY AND EQUIPMENT
Property and equipment, net, consists of the following at December 31:

($ in thousands)	2012	2011
Land and land improvements	$16,162	$14,385
Buildings and improvements	13,150	12,209
Machinery, water pipelines, furniture fixtures and other equipment	14,429	11,828
Vineyards and orchards	36,625	35,749
Development in process	108,952	94,659
	189,318	168,830
Less accumulated depreciation	(42,728)	(40,400)
	$146,590	$128,430
During 2012, we recognized $648,000 of revenue related to a land sale of $4,988,000 that closed in December 2011, when offsite infrastructure related to the land sale was completed.
During 2011, we recognized $4,340,000 of revenue and a $4,058,000 gain related to a land sale of $4,988,000 that closed in December 2011 and deferred $648,000 of revenue to 2012 when offsite infrastructure related to the land sale will be completed. We fully recognized the revenues from all land sales in 2010, as none of the requirements for deferral of revenue were present.
5.     LONG TERM WATER ASSETS
Long term assets consist of water and water contracts held for future use or sale. The water is held at cost which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County. Company banked water costs also include costs related to the right to receive additional acre feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK. The Company has also banked water within an AVEK owned water bank.
The Company also owns additional transferable water as well as holding State Water Project, or SWP contracts with the Tulare Water Storage and Dudley-Ridge Water Storage Districts to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $708,000 per year. Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts. Water assets consist of the following:

(in acre feet, unaudited)	December 31, 2012	December 31, 2011
Banked water and water for future delivery
AVEK Water Bank	11,478	8,900
Company Water Bank	8,700	6,700
AVEK water for future delivery	2,362	2,362
	22,540	17,962
Transferable water	14,786	14,786
SWP Contracts	3,444	3,444
	40,770	36,192

($ in thousands)	December 31, 2012	December 31, 2011
Banked water and water for future delivery	$4,448	$3,546
Transferable water	8,988	8,988
SWP Contracts (net of accumulated amortization of $2,021 and $1,317 at December 31, 2012 and December 2011, respectively)	15,837	16,510
Total long-term assets	29,273	29,044
less: Current portion	(708)	(708)
	$28,565	$28,336

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)
	December 31, 2012	December 31, 2011
Accrued vacation	$674	$603
Accrued paid personal leave	662	—
Accrued bonus	573	1,098
Other	223	324
	$2,132	$2,025

During 2012, the Company changed employee benefits to accrue paid personal leave similar to accrued vacation, thereby establishing a liability. This increase in accrued paid personal leave was partially offset by a decrease in accrued bonuses. During 2012, officers of the Company were paid partial bonuses in December for tax planning purposes. Typically, officer bonuses are paid after the filing of our Form 10-K.

7.     SHORT-TERM AND LONG-TERM DEBT
Long-term debt consists of the following:

($ in thousands)
	December 31, 2012	December 31, 2011
Note payable to a bank	$253	$290
Less current portion	(41)	(37)
	$212	$253
The outstanding long-term debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.
We also have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2012 and 2011, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $175,000,000 and liquid assets of not less than $25,000,000. At December 31, 2012 our tangible net worth was $308,512,000 and liquid assets were $72,268,000. A portion of our farm acreage secures this line of credit.
8.     STOCK COMPENSATION - OPTIONS
The Company’s 1998 Stock Incentive Plan, or the 1998 Plan, provides for the making of awards to employees, consultants, and advisors of the Company. The Non-Employee Director Stock Incentive Plan, or NDSI Plan, is intended to enable the Company to attract, retain, and motivate non-employee directors by providing for or increasing the proprietary interest of such persons in the Company.
As of December 31, 2012, there were 6,306 options vested and exercisable with a weighted-average exercise price of $27.90 and an aggregate intrinsic value of $1,000. There were no options granted in 2012, 2011, or 2010 under either the 1998 Plan or the NDSI Plan. None of the options granted under the 1998 Plan or NDSI Plan contain conversion features.
The following is a summary of the Company’s stock option activity and related information for the twelve month periods ended December 31:

	2012		2011		2010
	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share	Options	Weighted-Average Exercise Prices Per Share
Outstanding beginning of year	66,693	$27.32	271,858	$25.97	354,294	$25.18
Granted	—	—	—	—	—	—
Exercised	(13,641)	26.52	(205,165)	(25.57)	(78,894)	(22.47)
Forfeited/Cancelled	(46,746)	27.48	—	—	(3,542)	(24.71)
Outstanding end of year	6,306	$27.90	66,693	$27.32	271,858	$25.97
Options exercisable end of year	6,306	$27.90	66,693	$27.32	271,858	$25.97
The total intrinsic value of options exercised during the twelve months ended December 31, 2012, 2011, and 2010 were $21,000, $1,628,000 and $628,000 respectively. All options expired in January 2013.
9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
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
The following is a summary of the Company's performance share grants with performance conditions for the year ended December 31, 2012:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	97,000
Target performance	615,881
Maximum performance	907,767
The following is a summary of the Company’s stock grant activity assuming target achievement for outstanding performance grants for the following twelve month periods ended:

	December 31 2012	December 31 2011	December 31 2010
Stock Grants Outstanding Beginning of the Year at Target Achievement	744,508	782,087	467,110
New Stock Grants/Additional shares due to maximum achievement	113,643	64,679	665,719
Vested Grants	(170,110)	(36,980)	(56,409)
Expired/Forfeited Grants	—	(65,278)	(294,333)
Stock Grants Outstanding December 31, 2012 at Target Achievement	688,041	744,508	782,087
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2012 was $7,605,000 and 35 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the NDSI Plan, each non-employee director receives his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Employee 1998 and NDSI Plans for the following periods:

Employee 1998 Plan:	December 31 2012	December 31 2011	December 31 2010
Expensed	$5,054,000	$5,016,000	$(2,944,000)
Capitalized	392,000	166,000	—
	5,446,000	5,182,000	(2,944,000)
NDSI Plan	386,000	325,000	—
	$5,832,000	$5,507,000	$(2,944,000)
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
During the second quarter of 2012, the Company achieved the second performance milestone for the Tejon Mountain Village project, which was to successfully defend its environmental impact report in the courts and achieve litigation free entitlement. This achievement resulted in an acceleration of stock compensation expense during the second quarter of 2012 related to the TMV CEQA litigation free performance milestone. Additionally, the achievement of this milestone has moved up the likelihood of reaching the third performance milestone sooner. As such, the cost for this final TMV performance milestone has been accelerated.
10.     INTEREST RATE RISK MANAGEMENT
At December 31, 2012, the Company had no outstanding interest rate swap agreements. However, a joint venture of the Company, TA/Petro, had an interest rate swap agreement with respect to its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matured in August 2012. TA/Petro accounted for the swap as a cash flow hedge with changes in the fair value of the swap recorded in other comprehensive income. The Company accounts for its share of the change in the interest rate swap in other comprehensive income and investments in unconsolidated joint ventures.
11.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2012	2011	2010
Total provision:	$2,723	$7,367	$2,852
Federal:
Current	$903	6,812	169
Deferred	1,092	(1,233)	2,055
	1,995	5,579	2,224
State:
Current	67	2,133	112
Deferred	661	(345)	516
	728	1,788	628
	$2,723	$7,367	$2,852
The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate of 38% to income before taxes are as follows for the years ended December 31:

($ in thousands)	2012	2011	2010
Income tax at statutory rate	$2,382	$7,909	$2,389
State income taxes, net of Federal benefit	472	1,180	384
Oil and mineral depletion	(620)	(552)	(275)
Valuation allowance - land contribution	—	(595)	—
Other, net	489	(575)	354
Total provision	$2,723	$7,367	$2,852

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2012	2011
Deferred income tax assets:
Accrued expenses	$525	$222
Deferred revenues	512	829
Capitalization of costs	1,758	1,746
Pension adjustment	4,262	3,660
Stock grant expense	7,005	6,955
State deferred taxes	777	761
Book deferred gains	963	963
Provision for additional capitalized costs	1,003	1,210
Other	73	382
Total deferred income tax assets	$16,878	$16,728
Deferred income tax liabilities:
Deferred gains	$1,390	$1,390
Depreciation	3,374	2,504
Cost of sales allocations	1,252	1,252
Joint venture allocations	2,084	1,054
Straight line rent	1,063	1,117
Prepaid expenses	212	189
State deferred taxes	345	574
Other	785	704
Total deferred income tax liabilities	$10,505	$8,784
Net deferred income tax asset	$6,373	$7,944
Allowance for deferred tax assets	—	—
Net deferred taxes	$6,373	$7,944
The net current and non-current deferred tax assets for 2012 and 2011 are included separately on the face of the balance sheet. Due to the nature of most of our deferred tax assets, the Company believes they will be used through operations in future years and an allowance is not necessary.
During 2012 and 2011, the Company recognized certain net tax benefits related to stock option plans in the amount of $8,000 and $634,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital.
The Company made total income tax payments of $4,601,000 in 2012 and $6,600,000 during 2011. The Company received federal refunds of $580,000 and $1,598,000 in 2012 and 2011, respectively.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During 2010, the Company paid approximately $137,000 in interest costs related to the settlement of a tax audit. The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of the this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2012 and 2011 within the scope of ASC 740, "Income Taxes." Tax years from 2009 to 2011 and 2008 to 2011 remain available for examination by the Federal and California State taxing authorities, respectively.

12.     LEASES
The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The Company generates income from commercial rents. The following is a summary of Building and Improvements information as of December 31, 2012:

Buildings and Improvements
Cost	$7,942,000
Accumulated Depreciation	$4,012,000

The following is a summary of income from commercial rents included in real estate revenue as of December 31:

	2012	2011	2010
Base rent	$4,861,000	$4,620,000	$4,494,000
Percentage rent	$707,000	$310,000	$443,000
Future minimum rental income on commercial, communication and right-of-way leases as of December 31, 2012:

2013	2014	2015	2016	2017	Thereafter
$4,423,000	$4,324,000	$4,106,000	$3,969,000	$3,979,000	$26,228,000
13.     COMMITMENTS AND CONTINGENCIES
A total of 5,488 acres (unaudited) of the Company’s land is subject to water contracts with WRMWSD, requiring minimum future annual payments through the life of the contract which is 2035. The estimated future minimum annual payments are $2,500,000 before any potential credits are received, whether or not water is available or is used.
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for TRCC-West. The reduction in land liens placed on lands in the West CFD when compared to year-end 2011 is due to a refinancing that occurred during February 2012 that allowed for the release of liens on 1,457 acres. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $39,750,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $80,250,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest land owner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC West development. At this time there are no additional improvement funds remaining from the West CFD bonds and there are approximately $22,776,000 in improvement funds within the East CFD bonds for reimbursement of cost during 2013 and future years. During 2012, the Company paid approximately $606,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is correspondingly reduced. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others.
Tejon Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson ("plaintiff") an alleged representative of the federally-unrecognized "Kawaiisu Tribe"

alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
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
On September 24, 2012, Robinson, through another law firm, filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the U.S. Court of Appeals for the Ninth Circuit dismissed Robinson's appeal for failure to perfect the appeal as prescribed by the Federal Rules of Appellate procedures.
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

Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company's land. Three phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The court has encouraged mediation sessions to settle remaining regional issues, such as groundwater pumping allocations and appointment of a regional water master. Several such mediation sessions have occurred, the most recent of which was held on November 29th and 30th, 2012. Through these sessions, progress was made toward reaching a settlement on groundwater allocations and counsel for the various parties have worked to draft a Stipulated Judgment that may serve as a framework for settlement of the cases, although substantial conflicts remain to be resolved. Given the incremental progress toward resolution, the trial judge has scheduled the next phase of trial for May 2013, allowing additional time for mediation and settlement discussions and encouraging further progress in order to avoid future trial costs. It is too early to ascertain whether a settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company's remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company's lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, we anticipate that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
State Water Resources Control Board Lawsuit
On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. On September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the lawsuit, without prejudice. The parties remaining are currently engaged in the discovery process and have had very preliminary discussions regarding a possible negotiated resolution. At this point, however, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit, and the current lawsuit (i) challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other allegations, the current lawsuit also challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA, and (ii) asserts the remedial EIR is inadequate. A parallel lawsuit was also filed by the same plaintiffs against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits.  In a preliminary favorable ruling on December 19, 2012, Judge Frawley in a tentative decision determined that the challenges to the transfer of the KWB were not timely and barred by the statutes of litigation and doctrine of latches. There has not yet been any substantive hearing on the challenges to the EIR. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.

14.    RETIREMENT PLANS
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
Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The following accumulated benefit information is as of December 31:

($ in thousands)	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$8,701	$7,110
Service cost	284	251
Interest cost	375	384
Actuarial gain/assumption changes	1,344	1,591
Benefits paid	(489)	(635)
Benefit obligation at end of year	$10,215	$8,701
Accumulated benefit obligation at end of year	$9,195	$7,659
Change in Plan Assets
Fair value of plan assets at beginning of year	$5,722	$5,591
Actual return on plan assets	706	26
Employer contribution	860	791
Benefits/expenses paid	(489)	(686)
Fair value of plan assets at end of year	$6,799	$5,722
Funded status - liability	$(3,416)	$(2,979)

Amounts recorded in equity
Net actuarial (gain)	$(4,110)	$(3,236)
Prior service cost	176	205
Total amount recorded	$(3,934)	$(3,031)
Amount recorded, net taxes	$(2,360)	$(1,819)
Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2012 and 2011 include the following components:

($ in thousands)	2012	2011
Net (gain) loss	$(1,092)	$(537)
Recognition of net actuarial gain or (loss)	218	249
Recognized prior service cost	(29)	(29)
Total changes	$(903)	$(317)
Changes, net of taxes	$(542)	$(190)

The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

($ in thousands)
Amortization net actuarial gain or (loss)	$282
Amortization prior service cost	$(29)
At December 31, 2012 and 2011 the Company has a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there were no additional transition impacts upon implementation of a year-end measurement date for plan assets as required by ASC 715 "Compensation - Retirement Benefits." For 2013, the Company is estimating that contributions to the pension plan will be approximately $850,000.

Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2013	2014	2015	2016	2017	2018 - 2020
$201,000	$217,000	$294,000	$381,000	$377,000	$2,256,000

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At December 31, 2012, the investment mix was approximately 71% equity, 26% debt, and 3% money market funds. At December 31, 2011, the investment mix was approximately 66% equity, 29% debt and 5% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.0% in 2012 and 4.4% in 2011. The expected long-term rate of return on plan assets is 7.5% in 2012 and 2011. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	December 31, 2012	December 31, 2011
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$231	$190
Collective Funds	Level 2	3,449	2,619
Treasury/Corporate Notes	Level 2	1,129	1,263
Corporate Equities	Level 1	1,990	1,650
		$6,799	$5,722
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2012	2011	2010
Cost components:
Service cost	$(284)	$(251)	$(239)
Interest cost	(375)	(384)	(316)
Expected return on plan assets	454	446	342
Net amortization and deferral	(190)	(220)	(186)
Total net periodic pension cost	$(395)	$(409)	$(399)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The following SERP benefit information is as of December 31:

($ in thousands)	2012	2011
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$5,474	$3,196
Service cost	525	172
Interest cost	208	215
Actuarial gain/assumption changes	300	1,891
Benefit obligation at end of year	$6,507	$5,474
Accumulated benefit obligation at end of year	$6,339	$5,317
Funded status - liability	$(6,507)	$(5,474)

($ in thousands)	2012	2011
Amounts recorded in stockholders’ equity
Net actuarial (gain)	$1,671	$1,825
Prior service cost	—	—
Total amount recorded	$1,671	$1,825
Amount recorded, net taxes	$1,003	$1,098
Other changes in benefit obligations recognized in other comprehensive income for 2012 and 2011 include the following components:

($ in thousands)	2012	2011
Net (gain) loss	$133	$1,170
Recognition of net actuarial gain or (loss)	(287)	(66)
Recognized prior service cost	—	—
Total changes	$(154)	$1,104
Changes, net of taxes	$(92)	$662
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$229
Based on actuarial estimates, it is expected that annual benefit payments will be as follows:

2013	2014	2015	2016	2017	2018 - 2020
$419,000	$415,000	$409,000	$403,000	$397,000	$1,867,000
The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 3.45% and 3.5% for 2012, 3.95% and 3.5% for 2011, and 5.5% and 3% for 2010. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2012	2011	2010
Cost components:
Service cost	$525	$(172)	$(223)
Interest cost	208	(215)	(226)
Net amortization and deferral	287	(66)	—
Total net periodic pension cost	$1,020	$(453)	$(449)
The Company also provides a 401(k) plan to its employees and contributed $115,000 to the plan for 2012 and $75,000 to the plan for 2011.

15.    BUSINESS SEGMENTS
We currently operate in four business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming.
Information pertaining to operating results of the Company's business segments follows for each of the years ended December 31 are as follows:

	2012	2011	2010
Revenues
Real estate—commercial/industrial	$9,941	$13,746	$10,294
Real estate—resort/residential	583	16,134	281
Mineral resources (1)	14,012	12,206	6,362
Farming	22,553	21,012	18,576
Segment revenues	47,089	63,098	35,513
Investment income	1,242	1,260	979
Other income	113	98	61
Total revenues	$48,444	$64,456	$36,553
Segment Profits (Losses) and Net Income (Loss)
Real estate—commercial/industrial	$(2,330)	$525	$(241)
Real estate—resort/residential	(4,178)	12,192	(2,808)
Mineral resources (1)	13,678	11,997	6,238
Farming	9,230	8,437	7,662
Segment profits (2)	16,400	33,151	10,851
Investment income	1,242	1,260	979
Other income	113	98	61
Interest expense	(12)	—	(9)
Corporate expenses	(13,272)	(12,277)	(5,612)
Operating income (loss) before equity in earnings of unconsolidated joint ventures	4,471	22,232	6,270
Equity in earnings of unconsolidated joint ventures	2,535	916	541
Income (loss) before income taxes	$7,006	$23,148	$6,811

(1) During the fourth quarter of 2012, the Company evaluated its operations and determined that an additional segment should be reported, Mineral Resources. Mineral Resources collects royalty income from oil and gas leases, rock and aggregate leases, and from a cement company.

(2) Segment profits are revenues from operations less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

(In thousands)	2012	2011	2010
Commercial leases	$6,095	$5,450	$5,705
Grazing leases	1,331	1,087	1,110
Land Sale	648	4,340	604
All other land management ancillary services	1,867	2,869	2,875
	$9,941	$13,746	$10,294
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
The resort/residential land development segment produces revenues from farming activities within the Centennial Founders, LLC and is actively involved in the land entitlement and pre-development process. The farming segment produces revenues from the sale of winegrapes, almonds and pistachios.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies who extract or mine the natural resources from our land. The following table summarizes these activities for each of the years ended December 31:

($ in thousands)	2012	2011	2010
Oil and gas	$11,075	$9,876	$4,960
Rock aggregate	920	886	710
Cement	758	621	496
Land lease for oil exploration	1,257	811	196
Other	2	12	—
	$14,012	$12,206	$6,362
Information pertaining to assets of the Company’s business segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2012
Real estate - commercial/industrial	$57,151	$1,852	$11,672
Real estate - resort/residential	118,627	77	4,479
Mineral resources	1,449	—	—
Farming	29,538	1,384	3,379
Corporate	121,091	1,238	1,139
Total	$327,856	$4,551	$20,669
2011
Real estate - commercial/industrial	$56,552	$1,111	$4,155
Real estate - resort/residential	110,147	96	7,132
Mineral resources	1,193	—	—
Farming	24,326	1,293	1,477
Corporate	129,758	1,097	885
Total	$321,976	$3,597	$13,649
2010
Real estate - commercial/industrial	$49,815	$867	$7,716
Real estate - resort/residential	98,829	63	5,296
Mineral resources	1,238	—	—
Farming	26,366	1,193	389
Corporate	111,843	422	795
Total	$288,091	$2,545	$14,196
Segment profits (losses) are total revenues less operating expenses, excluding interest income, corporate expenses and interest expense. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, marketable securities, deferred income taxes, and land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis carried by the Company’s predecessor. During the first quarter of 2011, the Company completed the sale of five conservation easements totaling approximately 62,000 acres for $15,750,000. These easements were sold to the Tejon Ranch Conservancy, an independent non-profit organization.

16.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2012 was $54,022,000. The equity in the income of the unconsolidated joint ventures was $2,535,000 for the twelve months ended December 31, 2012. The unconsolidated joint ventures have not been consolidated as of December 31, 2012, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2012, the Company had an equity investment balance of $7,588,000 in this joint venture.

•
Tejon Mountain Village LLC – Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At December 31, 2012, the Company’s equity investment balance in this joint venture was $40,530,000.

•
Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. At December 31, 2012, the Company’s combined equity investment balance in these two joint ventures was $5,904,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At December 31, 2012 the Company had a 71.15% ownership position in Centennial Founders, LLC.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of December 31, 2012 and December 31, 2011 and condensed statements of operations for the twelve months ended December 31, 2012 and December 30, 2011 are as follows:
Statement of Operations for the twelve months ending December 31, 2012

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West LLC	Total	Centennial-VIE
Revenues	$121,664	$2,710	$—	$80	$124,454	$582
Net income (loss)	$4,857	$(241)	$(84)	$72	$4,604	$(530)
Partner’s share of net income (loss)	$1,943	$(121)	$(42)	$36	$1,816	$(158)
Equity in earnings (losses)	$2,661	$(120)	$(42)	$36	$2,535	$—
Balance Sheet Information as of December 31, 2012

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West LLC	Total	Centennial-VIE
Current assets	$9,577	$194	$218	$42	$10,031	$491
Property and equipment, net	44,196	19,025	92,846	4,412	160,479	72,356
Other assets	246	683	—	—	929	—
Long-term debt	(17,358)	(11,000)	—	—	(28,358)	—
Other liabilities	(3,350)	(39)	(224)	(1)	(3,614)	(1,099)
Net assets	$33,311	$8,863	$92,840	$4,453	$139,467	$71,748
Statement of Operations for the twelve months ending December 31, 2011

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial
Revenues	$115,992	$178	$—	$—	$116,170	$380
Net income (loss)	3,104	(1,834)	(38)	(6)	1,226	(336)
Partner’s share of net income (loss)	1,242	(917)	(19)	(3)	303	(113)
Equity in earnings (losses)	$1,862	$(917)	$(26)	$(3)	$916	$—
Balance Sheet Information as of December 31, 2011

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial
Current assets	$16,940	$116	$1,020	$12	$18,088	$325
Property and equipment, net	44,092	16,509	85,127	4,255	149,983	67,684
Other assets	307	37	—	—	344	—
Long-term debt	(18,076)	(8,625)	—	—	(26,701)	—
Other liabilities	(2,648)	(201)	(1,122)	—	(3,971)	(1,106)
Net assets	$40,615	$7,836	$85,025	$4,267	$137,743	$66,903
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed, as well as the amount and timing of joint venture distributions.

17.    UNAUDITED QUARTERLY OPERATING RESULTS
The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net Income (Loss) attributable to Common Stockholders	Net Income(Loss), Per Share attributable to Common Stockholders (2)
2012
First Quarter	$9,921	$3,158	$275	$0.01
Second Quarter	8,177	2,799	118	$0.01
Third Quarter	16,442	6,592	4,021	$0.20
Fourth Quarter	13,904	3,851	27	$—
	$48,444	$16,400	$4,441
2011
First Quarter (3)	$22,969	$16,276	$8,736	$0.44
Second Quarter	6,219	989	(638)	$(0.03)
Third Quarter	15,099	5,690	2,558	$0.13
Fourth Quarter	20,169	10,196	5,238	$0.26
	$64,456	$33,151	$15,894
_______________________________
(1)Includes investment income and other income.
(2)Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.
(3)Includes revenue of $15,750,000 from the sale of conservation easements.