Form 10-K/A
period 2012-12-31
TEJON RANCH CO
filed 2013-03-19
CIK 96869

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
The number of the Company’s outstanding shares of Common Stock on February 25, 2013 was 20,096,059 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2013 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

EXPLANATORY NOTE
This Form 10-K/A, Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 15, 2013 (the “Original Filing”) is being filed solely to furnish Exhibit 99.1 to the Original Filing. Exhibit 99.1 contains the financial statements of Petro Travel Plaza Holdings LLC.
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

PART IV

(a) Documents filed as part of this report:
1	Consolidated Financial Statements:
	1.1	Report of Independent Registered Public Accounting Firm
	1.2	Consolidated Balance Sheets – December 31, 2012 and 2011
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2012, 2011 and 2010
	1.4	Consolidated Statement of Comprehensive Income (Loss) - Years Ended December 31, 2012, 2011 and 2010
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2012, 2011 and 2010
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010
	1.7	Notes to Consolidated Financial Statements
2	Supplemental Financial Statement Schedules:
None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	By-Laws	FN 1
	4.1	Form of First Additional Investment Right	FN 2
	4.2	Form of Second Additional Investment Right	FN 3
	4.3	Registration and Reimbursement Agreement	FN 11
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4
	10.5	Petro Travel Plaza Operating Agreement	FN 5
	10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5
	10.7	*Severance Agreement	FN 5
	10.8	*Director Compensation Plan	FN 5
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 16

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated Stock Incentive Plan	FN 17

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract - Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 8

10.16	Form of Registration Rights Agreement	FN 9

10.17	*2004 Stock Incentive Program	FN 10

10.18	*Form of Restricted Stock Agreement	FN 10

10.19	*Form of Restricted Stock Unit Agreement	FN 10

10.23	Tejon Mountain Village LLC Operating Agreement	FN 12

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 13

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 18

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of Petro Travel Plaza Holdings LLC

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

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

TEJON RANCH CO.

March 19, 2013	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)