Form 10-Q
period 2013-03-31
TEJON RANCH CO
filed 2013-05-08
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  X The number of the Company’s outstanding shares of Common Stock on May 1, 2013 was 20,131,845.

TEJON RANCH CO. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31

	2013	2012
Revenues:
Real estate - commercial/industrial	$2,722	$2,148
Real estate - resort/residential	237	41
Mineral resources	2,866	3,906
Farming	3,935	3,484
Total revenues	9,760	9,579
Costs and Expenses:
Real estate - commercial/industrial	3,113	3,025
Real estate - resort/residential	309	1,018
Mineral resources	160	117
Farming	2,257	2,261
Corporate expenses	3,831	3,134
Total expenses	9,670	9,555
Operating income	90	24
Other Income:
Investment income	275	318
Interest income (expense)	—	(2)
Other income	3	24
Total other income	278	340
Income from operations before equity in earnings of unconsolidated joint ventures	368	364
Equity in earnings (loss) of unconsolidated joint ventures, net	409	(359)
Income before income tax expense (benefit)	777	5
Income tax expense (benefit)	147	(228)
Net income	630	233
Net income (loss) attributable to non-controlling interest	15	(42)
Net income attributable to common stockholders	$615	$275
Net income per share attributable to common stockholders, basic	$0.03	$0.01
Net income per share attributable to common stockholders, diluted	$0.03	$0.01

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31
	2013	2012
Net income	$630	$233
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(43)	219
Equity in other comprehensive income of unconsolidated joint venture	—	55
Other comprehensive income (loss) before taxes	(43)	274
(Provisions) benefit for income taxes related to other comprehensive income (loss) items	17	(109)
Other comprehensive income (loss)	(26)	165
Total comprehensive income	604	398
Total comprehensive income (loss) attributable to non-controlling interests	15	(42)
Total comprehensive income attributable to common stockholders	$589	$440
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,283	$7,219
Marketable securities - available-for-sale	65,905	65,049
Accounts receivable	5,486	8,768
Inventories	5,685	3,839
Prepaid expenses and other current assets	4,661	4,881
Deferred tax assets	1,014	997
Total current assets	87,034	90,753
Property and equipment - net of depreciation (includes $72,787 at March 31, 2013 and $72,115 at December 31, 2012, attributable to Centennial Founders LLC, Note 12)	151,781	146,590
Investments in unconsolidated joint ventures	55,331	54,022
Long-term water assets	28,509	28,565
Long-term deferred tax assets	5,376	5,376
Other assets	2,541	2,550
TOTAL ASSETS	$330,572	$327,856
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,745	$3,845
Accrued liabilities and other	3,769	2,132
Deferred income	1,353	1,195
Current portion of long-term debt	42	41
Total current liabilities	8,909	7,213
Long-term debt, less current portion	202	212
Long-term deferred gains	2,248	2,248
Other liabilities	6,970	6,508
Pension liability	3,254	3,416
Total liabilities	21,583	19,597
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,131,845 at March 31, 2013 and 20,085,865 at December 31, 2012	10,066	10,043
Additional paid-in capital	198,220	198,117
Accumulated other comprehensive loss	(5,144)	(5,118)
Retained earnings	66,165	65,550
Total Tejon Ranch Co. Stockholders’ Equity	269,307	268,592
Non-controlling interest	39,682	39,667
Total equity	308,989	308,259
TOTAL LIABILITIES AND EQUITY	$330,572	$327,856
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31
	2013	2012
Operating Activities
Net income	$630	$233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	923	875
Amortization of premium/discount of marketable securities	232	206
Equity in (earnings) losses of unconsolidated joint ventures, net	(409)	359
Non-cash retirement plan expense	162	113
Gains on sales of real estate/assets	—	(137)
Amortization of stock compensation expense	629	1,052
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	2,488	(849)
Current liabilities, net	(1,088)	(4,901)
Net cash provided by (used in) operating activities	3,567	(3,049)
Investing Activities
Maturities and sales of marketable securities	7,189	2,852
Funds invested in marketable securities	(8,320)	(7,834)
Property and equipment expenditures	(3,718)	(3,654)
Investment in long term term water assets	(121)	—
Investment in unconsolidated joint ventures	(900)	(3,804)
Other	10	72
Net cash used in investing activities	(5,860)	(12,368)
Financing Activities
Repayments of long-term debt	(9)	(9)
Proceeds from exercise of stock options	211	123
Taxes on vested stock grants	(845)	(1,124)
Net cash used in financing activities	(643)	(1,010)
Decrease in cash and cash equivalents	(2,936)	(16,427)
Cash and cash equivalents at beginning of year	7,219	18,372
Cash and cash equivalents at end of period	$4,283	$1,945
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$2,170	$577
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tejon Ranch Co.’s Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	19,975,706	$9,988	$194,273	$(4,756)	$61,109	$260,614	$39,825	$300,439
Net income	—	—	—	—	4,441	4,441	(158)	4,283
Other comprehensive income	—	—	—	(362)	—	(362)	—	(362)
Exercise of stock options and related tax benefit of $8	13,641	7	363	—	—	370	—	370
Restricted stock issuance	179,172	89	(89)	—	—	—	—	—
Stock compensation	—	—	5,832	—	—	5,832	—	5,832
Shares withheld for taxes	(82,654)	(41)	(2,262)	—	—	(2,303)	—	(2,303)
Balance at December 31, 2012	20,085,865	10,043	198,117	(5,118)	65,550	268,592	39,667	308,259
Net income	—	—	—	—	615	615	15	630
Other comprehensive income	—	—	—	(26)	—	(26)	—	(26)
Exercise of stock options and related tax benefit of $3	7,567	4	207	—	—	211	—	211
Restricted stock issuance	66,722	33	(33)	—	—	—	—	—
Stock compensation	—	—	760	—	—	760	—	760
Shares withheld for taxes	(28,309)	(14)	(831)	—	—	(845)	—	(845)
Balance at March 31, 2013	20,131,845	$10,066	$198,220	$(5,144)	$66,165	$269,307	$39,682	$308,989
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries, (collectively, the “Company”), furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. The Company has reclassified certain prior period amounts in the consolidated statements of operations, and cash flows to conform to the current year presentation. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.
The periods ending March 31, 2013 and 2012 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential segment and statements of cash flows. The Company’s March 31, 2013 and December 31, 2012 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
The Company has identified four reportable segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming. The Company determined that the mineral resources segment should be reported, as a result of an evaluation of the Company's operations during the fourth quarter of 2012. Mineral resources collects royalty income from oil and gas leases, rock and aggregate leases, and from a cement company. Information for the Company’s reported segments is presented in its consolidated statements of operations. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors including pretax results.
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities and timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
2.     NET INCOME (LOSS) PER SHARE
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

	Three Months Ended March 31
	2013	2012
Weighted average number of shares outstanding:
Common stock	20,100,115	19,990,558
Common stock equivalents-stock options, grants	15,327	32,744
Diluted shares outstanding	20,115,442	20,023,302
3.     MARKETABLE SECURITIES
The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis.

The following is a summary of available-for-sale securities at March 31, 2013 and December 31, 2012:

($ in thousands)		2013		2012
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,435	$1,431	$1,578	$1,571
with unrecognized losses for more than 12 months		58	58	508	507
with unrecognized gains		7,040	7,102	5,586	5,628
Total Certificates of deposit	Level 1	8,533	8,591	7,672	7,706
US Treasury and agency notes
with unrecognized losses for less than 12 months		992	982	3,057	3,024
with unrecognized losses for more than 12 months		3,936	3,909	874	873
with unrecognized gains		12,177	12,271	12,175	12,267
Total US Treasury and agency notes	Level 2	17,105	17,162	16,106	16,164
Corporate notes
with unrecognized losses for less than 12 months		5,207	5,156	1,993	1,971
with unrecognized losses for more than 12 months		—	—	201	200
with unrecognized gains		25,278	25,655	29,210	29,653
Total Corporate notes	Level 2	30,485	30,811	31,404	31,824
Municipal notes
with unrecognized losses for less than 12 months		1,286	1,281	1,961	1,948
with unrecognized losses for more than 12 months		827	822	620	613
with unrecognized gains		7,128	7,238	6,702	6,794
Total Municipal notes	Level 2	9,241	9,341	9,283	9,355
		$65,364	$65,905	$64,465	$65,049
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
At March 31, 2013, the fair market value of investment securities exceeded the cost basis by $541,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at March 31, 2013. The Company has determined that any unrealized losses in the portfolio are temporary as of March 31, 2013. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of March 31, 2013, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $26,000, which includes estimated taxes of $17,000.
As of March 31, 2013, the Company’s gross unrealized holding gains equal $643,000 and gross unrealized holding losses equal $102,000.

The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands)
At 3/31/2013	2013	2014	2015	2016	2017	Total
Certificates of deposit	$1,255	$1,627	$4,213	$1,301	$—	$8,396
U.S. Treasury and agency notes	5,316	6,232	3,573	2,000	18	17,139
Corporate notes	6,514	6,729	9,730	4,681	1,625	29,279
Municipal notes	1,705	4,340	2,205	735	—	8,985
	$14,790	$18,928	$19,721	$8,717	$1,643	$63,799

(in thousands)
At 12/31/2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,268	$1,627	$4,316	$301	$7,512
U.S. Treasury and agency notes	6,285	7,248	2,633	11	16,177
Corporate notes	10,916	6,729	9,420	3,325	30,390
Municipal notes	2,305	4,340	1,960	400	9,005
	$20,774	$19,944	$18,329	$4,037	$63,084
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     LONG TERM WATER ASSETS
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
The Company also owns additional transferable water as well as holding State Water Project, or SWP contracts with the Tulare Water Storage and Dudley-Ridge Water Storage Districts to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $708,000 per year. Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts. Annual costs associated with these contracts are expensed each quarter.

Purchased water assets consist of the following:

(in acre feet)	March 31, 2013	December 31, 2012
Banked water and water for future delivery
AVEK water bank	11,616	11,478
Company water bank	8,818	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	22,796	22,540
Transferable Water with AVEK	14,786	14,786
SWP contracts	3,444	3,444
Total purchased water - third parties	41,026	40,770
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,278	5,278
TCWD - Banked water contracted to Company	38,945	38,945
Total purchased and contracted water sources in acre feet	100,796	100,540

($ in thousands)	March 31, 2013	December 31, 2012
Banked water and water for future delivery - Company and AVEK	$4,492	$4,448
Transferable water	8,988	8,988
SWP Contracts (net of accumulated amortization of $2,198 and $2,021 at March 31, 2013 and December 31 2012, respectively)	15,737	15,837
Total water assets	29,217	29,273
Less: current portion	(708)	(708)
Long-term water assets	$28,509	$28,565
5.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Accrued vacation	$689	$674
Accrued paid personal leave	629	662
Accrued bonus	912	573
Water payable	386	—
Property tax payable	606	—
Other	547	223
	$3,769	$2,132
6.     SHORT-TERM AND LONG TERM DEBT
Long-term debt consists of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Note payable to a bank	$244	$253
Less current portion	(42)	(41)
	$202	$212
This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.
We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2013, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $175,000,000 and liquid assets of not less than $25,000,000. At March 31, 2013 our tangible net worth was $309,233,000 and liquid assets were $70,188,000. A portion of our farm acreage secures this line of credit.
7.     STOCK COMPENSATION
The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones. The payouts at each performance goal are as follows:

Performance Share Grants with Performance Conditions (in shares)
Below threshold performance	—
Threshold performance	93,550
Target performance	558,582
Maximum performance	821,814
The following is a summary of the Company’s stock grant activity assuming target achievement for outstanding performance grants for the following periods:

	March 31 2013	December 31 2012
Stock Grants Outstanding Beginning of the Year	688,041	744,508
New Stock Grants/Estimated additional shares maximum performance	56,087	113,643
Vested Grants	(62,997)	(170,110)
Expired/Forfeited Grants	(70,145)	—
Stock Grants Outstanding March 31, 2013	610,986	688,041
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of March 31, 2013 was $6,013,000 and 38 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or Employee 1998 Plan, and the NDSI Plan for the following periods:

(in shares)	Three Months Ended	Three Months Ended
Employee 1998 Plan:	March 31, 2013	March 31, 2012
Expensed	$437,000	$971,000
Capitalized	131,000	196,000
	568,000	1,167,000
NDSI Plan	192,000	81,000
	$760,000	$1,248,000

During the first quarter of 2013 an executive officer of the Company resigned, which led to the Company reversing $485,000 of previously recognized stock compensation expense as the shares were forfeited upon leaving the Company.
8.    INCOME TAXES
For the three months ended March 31, 2013, the Company incurred a net income tax expense of $147,000 compared to a net income tax benefit of $228,000 for the three months ended March 31, 2012. These represent effective income tax rates of approximately 19% and 40% for the three months ended March 31, 2013 and, 2012, respectively. The effective tax rate for the first quarter of 2013 is calculated based on the first quarter net income for 2013 adjusted for estimated permanent tax differences such as depletion allowances. During 2013, depletion allowances have decreased due to lower oil and gas revenues compared to 2012. As of March 31, 2013, our balance sheet reflects an income tax receivable of $586,000, which were included in prepaid expenses and other current assets.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first three months ended March 31, 2013, the Company made income tax payments of $100,000 for the 2012 tax year.
9.    COMMITMENTS AND CONTINGENCIES
A total of 5,488 acres of the Company’s land is subject to water contracts with the WRMWSD, requiring minimum future annual payments through the life of the contract which is 2035. The estimated future minimum annual payments are $2,500,000 before any potential credits are received, whether or not water is available or is used. These payments are expensed each quarter through our farming operations.
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and the TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $30,000,000 of bond debt sold by TRPFFA for Tejon Ranch Commerce Center, or TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $39,750,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $80,250,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC West development. At this time there are no additional reimbursement funds remaining from the West CFD bonds and there is approximately $23,000,000 of funds available for reimbursement of cost within the East CFD bonds. It is expected that at least $14,000,000 will be reimbursed during 2013. During 2012, the Company paid approximately $606,000 in special taxes. We anticipate we will pay approximately $502,000 in special taxes during 2013. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is correspondingly reduced. The amount of special taxes paid by the Company could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others.
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
State Water Resources Control Board Lawsuit
On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC’s operating agreement, and has also secured the services of an outside law firm to work with TA’s outside counsel under a joint defense agreement. On September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the lawsuit, without prejudice. The parties remaining are currently engaged in the discovery process and have had very preliminary discussions regarding a possible negotiated resolution. At this point, however, the Company has an insufficient basis to address potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit, and the current lawsuit (i) challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other allegations, the current lawsuit also challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA, and (ii) asserts the remedial EIR is inadequate. A parallel lawsuit was also filed by the same plaintiffs in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits.  In a preliminary favorable ruling on December 19, 2012, Judge Frawley in a tentative decision determined that the challenges to the transfer of the KWB were not timely and barred by the statutes of litigation and doctrine of latches. There has not yet been any substantive hearing on the challenges to the EIR. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.
10.    RETIREMENT PLANS
The Company has a defined benefit plan that covers many of its employees, or the Benefit Plan. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $850,000 to the plan during 2013.
The Benefit Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At March 31, 2013, the investment mix was approximately 60% equity, 33% debt, and 7% money market funds. At December 31, 2012, the investment mix was approximately 71% equity, 26% debt and 3% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.0% in 2013 and 2012. The expected long-term rate of return on plan assets is 7.5% in 2013 and 2012. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows for the three months ended March 31, 2013 and 2012:

(In thousands)	2013	2012
Cost components:
Service cost-benefits earned during the period	$(71)	$(63)
Interest cost on projected benefit obligation	(94)	(96)
Expected return on plan assets	114	111
Net amortization and deferral	(48)	(105)
Total net periodic pension cost	$(99)	$(153)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The expected total pension and retirement expense for SERP was as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended
(In thousands)	2013	2012
Cost components:
Service cost-benefits earned during the period	$(43)	$(43)
Interest cost on projected benefit obligation	(54)	(54)
Net amortization and deferral	(72)	(16)
Total net periodic pension cost	$(169)	$(113)

11.     BUSINESS SEGMENTS
The revenue components of our commercial/industrial real estate development segment for the three months ending March 31 are as follows:

(In thousands)	2013	2012
Commercial leases	$1,659	$1,416
Grazing leases	374	293
Land Sale	—	141
All other land management ancillary services	689	298
	$2,722	$2,148
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
Resort/residential real estate development segment produces revenues from farming activities within the Centennial Founders, LLC and is actively involved in the land entitlement and pre-development process. The farming segment produces revenues from the sale of winegrapes, almonds and pistachios.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies who extract or mine the natural resources from our land. The following table summarizes these activities:

	Three Months Ended
($ in thousands)	March 31, 2013	March 31, 2012
Oil and gas	$2,254	$3,331
Rock aggregate	140	112
Cement	160	149
Land lease for oil exploration	312	314
	$2,866	$3,906
12.     INVESTMENTS IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at March 31, 2013 was $55,331,000. The equity in the income of the unconsolidated joint ventures was $409,000 for the three months ended March 31, 2013. The unconsolidated joint ventures have not been consolidated as of March 31, 2013, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations at the facility. At March 31, 2013, the Company had an equity investment balance of $7,977,000 in this joint venture.

•
Tejon Mountain Village LLC – Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At March 31, 2013, the Company’s equity investment balance in this joint venture was $41,418,000.

•
Rockefeller Joint Ventures – The Company has two joint ventures with Rockefeller Group Development Corporation for the development of buildings on approximately 91 acres. These joint ventures are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. At March 31, 2013, the Company’s combined equity investment balance in these two joint ventures was $5,936,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a variable interest entity, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At March 31, 2013 the Company had a 71.45% ownership position in Centennial Founders, LLC.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of March 31, 2013 and December 31, 2012 and condensed statements of operations for the three months ended March 31, 2013 and March 31, 2012 are as follows:

($ in thousands)	UNCONSOLIDATED					CONSOLIDATED
Statement of Operations for the three months ending March 31, 2013	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial-VIE
Gross revenues	$26,474	$846	$—	$14	$27,334	$158
Net income (loss)	$650	$55	$(26)	$10	$689	$51
Partner’s share of net income (loss)	$260	$28	$(13)	$5	$280	$15
Equity in income (losses)	$390	$27	$(13)	$5	$409	$—
Balance Sheet Information as of 3/31/2013
Current assets	$9,828	$877	$453	$46	$11,204	$247
Property and equipment, net	44,116	18,532	94,642	4,428	161,718	73,028
Other assets	236	722	—	—	958	—
Long-term debt	(17,173)	(11,000)	—	—	(28,173)	—
Other liabilities	(2,660)	(213)	(480)	(10)	(3,363)	(901)
Net assets	$34,347	$8,918	$94,615	$4,464	$142,344	$72,374

	UNCONSOLIDATED					CONSOLIDATED
Statement of Operations for the three months ending March 31, 2012	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial-VIE
Gross revenues	$27,873	$199	$—	$71	$28,143	$41
Net income (loss)	$(63)	$(247)	$(33)	$66	$(277)	$(134)
Partner’s share of net income (loss)	$(25)	$(124)	$(16)	$33	$(132)	$(42)
Equity in income (losses)	$(252)	$(123)	$(17)	$33	$(359)	$—
Balance Sheet Information as of 12/31/2012
Current assets	$9,577	$194	$218	$42	$10,031	$491
Property and equipment, net	44,196	19,025	92,846	4,412	160,479	72,356
Other assets	246	683	—	—	929	—
Long-term debt	(17,358)	(11,000)	—	—	(28,358)	—
Other liabilities	(3,350)	(39)	(224)	(1)	(3,614)	(1,099)
Net assets	$33,311	$8,863	$92,840	$4,453	$139,467	$71,748
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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is TRCC and during the first quarter of 2013 we began land planning activities and the first steps of gathering information to prepare an environmental impact report to entitle the Grapevine Development Area. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the two active developments are TMV and the Centennial master planned community. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, and a lease with National Cement. The farming segment produces revenues from the sale of winegrapes, almonds, and pistachios.
For the first three months of 2013 we had net income of $630,000 compared to net income of $233,000 for the first three months of 2012. When comparing to the first three months of 2012, the increase is primarily the result of higher farming net operating income and higher equity in earnings from our joint ventures which were partially offset by a decrease in oil royalty revenues and a higher tax provision.
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
Our critical accounting policies have not changed since the filing of our Annual Report on Form 10 – K for the year ended
December 31, 2012. Please refer to that filing for a description of our critical accounting policies.
Results of Operations
Comparison of three months ended March 31, 2013 to three months ended March 31, 2012
Total revenues for the first quarter of 2013 were $9,760,000 compared to $9,579,000 for the first quarter of 2012. This increase of $181,000, or 2%, in total revenues is primarily attributable to improved farming revenue and commercial/industrial revenue, partially offset by a decrease in mineral resources revenues.
Commercial/industrial revenue improved $574,000, or 27%, when compared to the first quarter of 2012. The improvement is primarily due to a $442,000 increase in hunting and grazing lease revenues, as our hunting program was closed during the first quarter of 2012. Additionally, percentage rent from our Calpine power plant increased $227,000. These increases were partially offset by a $141,000 decrease in land sale revenue recognized in the first quarter of 2012 related to the deferred gain from the land sale to Caterpillar that occurred in December of 2011.
Commercial/industrial expenses increased by $88,000, or 3%, compared to the first quarter of 2012, primarily due to increased allocations from corporate general and administrative, partially offset by an increase in costs capitalized to construction in progress projects and a decrease in legal and professional services related to a Community Facilities District bond refinancing that occurred in 2012.
Resort residential revenues increased $196,000, or 478%, compared to the first quarter of 2012, primarily due to increases in ancillary hay sales at the Centennial project and an increase in management fees from the TMV project.
Resort residential expenses decreased $709,000, or 70%, during the first quarter of 2013 compared to the first quarter of 2012, primarily due to a $642,000 decrease in stock compensation mainly due to the reversal of previously recorded expense related to unvested awards of an executive who recently left the Company.
Mineral resources revenues decreased $1,040,000, or 27%, primarily due to approximately $545,000 in revenues recorded in the first quarter of 2012 from new wells that came on-line. Additionally, production decreased 20% and price per barrel decreased 4% when compared to the first quarter of 2012.
Farming revenues increased $451,000, or 13% during the first quarter of 2013 compared to the first quarter of 2012, primarily due to $1,160,000 increase in almond revenues, which includes a $334,000 increase in price adjustments for prior year crops, an 85% increase in price during 2013 from $1.59 to $2.94 per pound, partially offset by a 27% decrease in pounds sold. The increase in almond revenues was partially offset by a $702,000 decrease in pistachio revenues mainly due to a $419,000 bonus earned in the first quarter of 2012 and to fewer pistachios being sold.
Corporate expenses increased $697,000, or 22%, during the first quarter of 2013 compared to the first quarter of 2012, primarily due to a $321,000 increase in professional services mainly for general business consulting fees and IT consulting. Charitable donations increased $274,000 mainly due to a contribution to the Houchin Blood Bank in Bakersfield. Stock compensation increased $148,000. These increases were partially offset by a $228,000 increase in allocations to other divisions.
Our share of earnings from our joint ventures increased $768,000 in the first quarter of 2013 compared to the first quarter of 2012, primarily due to $642,000 higher income from our TA/Petro joint venture mainly due to a higher volume of gasoline sales and improved margins and $151,000 higher income from our Rockefeller joint venture mainly due to the increased occupancy of the Five West Parcel building started in April 2012.
Net income attributable to common stockholders during the quarter ended March 31, 2013 increased $340,000 to $615,000. The increase is tied to higher revenues and an increase in equity in earnings of unconsolidated joint ventures, which are partially offset by an increase in income tax expense.
Future activities within the commercial/industrial segment continue to be focused on the marketing and development of commercial/industrial and retail product offerings within TRCC-East and completing the build-out of TRCC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. We are currently working with a number of tenants to get their commitment for our proposed Outlet Center and we hope to complete these activities during the second quarter of 2013. We completed a new phase of master infrastructure development within TRCC-East during the first quarter of 2013. This new infrastructure will begin to open up retail and industrial sites in the southern section of the TRCC-East development.
We believe our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. Buildings of 1.0 million square feet or larger are more difficult to build in Los Angeles due to the number of acres necessary for a building of that size. Our ability to provide land parcels to support buildings of that size can provide us with a potential marketing advantage in the future. A potential disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional warehouse/distribution centers east of Los Angeles. Vacancy rates have declined in the Inland Empire region of Los Angeles, a large industrial area within Los Angeles that we compete with for customers. Lease rates in the Inland Empire area have also been improving, which could be helpful to us in our lease pricing in the future.
During the remainder of 2013, we anticipate that our commercial/industrial and resort/residential real estate segments will incur costs, net of amounts capitalized, related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. Infrastructure development and marketing activities and costs could continue over the next several years as we develop our land holdings.

Most of the expenses incurred within our resort/residential segment during 2013 will be focused on the ongoing implementation of the Ranch Wide Management Plan section of the Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial Founders, LLC and completing the permitting process for TMV.
All of our crops are sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices. Thus far during the 2013 almond and pistachio prices remain strong and almond prices have increased approximately 85%. With demand remaining strong for almonds and pistachios, estimated pricing for the 2013 crop harvest is expected to be comparable to and possibly better than 2012. Pricing for 2013 will ultimately be based on the size of the new crop and it is too early in the crop year to predict the possible size of the 2013 crop for almonds and pistachios.
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
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, or Annual Report and in Part I, Item 1A of our Annual Report.
We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to “Note 9. Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2013, the Company incurred a net income tax expense of $147,000 compared to a net income tax benefit of $228,000 for the three months ended March 31, 2012. These represent effective income tax rates of approximately 19% and 40% for the three months ended March 31, 2013 and, 2012, respectively. The effective tax rate for the first quarter of 2013 is calculated based on the first quarter net income for 2013 adjusted for estimated permanent tax differences such as depletion allowances. During 2013, depletion allowances have decreased due to lower oil and gas revenues compared to 2012. As of March 31, 2013, our balance sheet reflects an income tax receivable of $586,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first three months ended March 31, 2013, the Company made income tax payments of $100,000 for the 2012 tax year.
Cash Flow and Liquidity
Our cash, cash equivalents and marketable securities totaled approximately $70,188,000 at March 31, 2013, a decrease of $2,080,000, or 3%, from the corresponding amount at the end of 2012. Cash, cash equivalents and marketable securities decreased during the first three months of 2013 due to property and equipment expenditures, infrastructure development costs, investment in joint ventures, and payroll taxes paid on vested stock grants.
The following table shows our cash flow activities for the three months ended March 31:

(In thousands)	2013	2012
Operating activities	$3,567	$(3,049)
Investing activities	$(5,860)	$(12,368)
Financing activities	$(643)	$(1,010)
During the first three months of 2013, our operations provided $3,567,000 of cash primarily from improved operating results mainly from crop revenues, leasing and hunting activities and the collection of farming accounts receivable.
During the first three months of 2012, our operations used $3,049,000 of cash primarily as result of tax payments totaling approximately $3,401,000 related to the 2011 tax year, partially offset by improved operating results primarily from oil royalties and crop revenues.
During the first three months of 2013, investing activities used $5,860,000 of cash primarily as a result of the $3,718,000 in capital expenditures, described below, $900,000 in contributions in our TMV joint venture, and $1,131,000 net investment in marketable securities. Included in the $3,718,000 of capital expenditures during the first three months of 2013 was $741,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of $2,954,000 investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements and crop development.
During the first three months of 2012, investing activities used $12,368,000 of cash primarily as a result of the $4,982,000 net investment in marketable securities, $3,654,000 in capital expenditures, described below, and $3,804,000 in contributions in our unconsolidated joint ventures. Included in the $3,654,000 of capital expenditures during the first three months of 2012 was $907,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements.
We estimate that our investment requirements over the remainder of 2013 could total approximately $30,000,000. These amounts include contributions to our joint ventures, primarily TMV and Centennial, investments in infrastructure within TRCC-East, cost related to the development of a new grape vineyards, investment related to the first phase of land planning and entitlement for the Grapevine Development Area, and ordinary recurring capital investments within our operating segments. We will also continue to evaluate additional water purchases and new water infrastructure throughout the remainder of 2013. Contributions to joint ventures will be related to the entitlement process for Centennial Founders LLC and permitting, litigation costs, and pre-development costs for TMV and possible investment into a new Outlet Center joint venture.
During the first three months of 2013, financing activities used $643,000 in cash, primarily as a result of payroll taxes on issuance of restricted stock grants. During the first three months of 2012, financing activities used $1,010,000 in cash, as proceeds from the exercise of stock options were more than offset by payroll taxes on issuance of restricted stock grants. At March 31, 2013 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit.
Capital Structure and Financial Condition
At March 31, 2013, total capitalization at book value was $309,233,000 consisting of $244,000 of debt and $308,989,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is unchanged when compared to the debt-to- total-capitalization ratio at December 31, 2012.
We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2013, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interests, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At March 31, 2013 our tangible net worth was $309,233,000 and liquid assets were $70,188,000. This line of credit is secured by a portion of our farm acreage.
The outstanding long-term debt, less current portion of $42,000, was $202,000 at March 31, 2013. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During October 2012, we filed a shelf registration statement on Form S-3. Under the shelf registration statement, once declared effective, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration will allow for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provide us with a variety of capital funding options that can then be used and appropriately matched to the funding need. As noted above, at March 31, 2013, we had $70,188,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$244	$42	$90	$103	$9
Interest on fixed rate debt	45	15	22	8	—
Line of Credit	8	8	—	—	—
Letter of Credit Fee	83	—	83	—	—
Tejon Ranch Conservancy	4,400	480	1,280	880	1,760
Cash contract commitments	4,491	4,491	—	—	—
Defined Benefit Plan	4,050	850	1,600	1,600	—
SERP	3,910	419	824	800	1,867
Estimated minimum payments to WRMWSD	57,500	2,500	5,000	5,000	45,000
Total contractual obligations	$74,731	$8,805	$8,899	$8,391	$48,636
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
Our financial obligations to the Tejon Ranch Conservancy, or Conservancy, are prescribed in the Conservation and Land Use Agreement executed June 2008, or Conservation Agreement. Our advances to the Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021. The obligation shown above represents eighty percent of the total required obligations under the Conservation Agreement for the next three years and fifty-five percent thereafter. These percentages take into consideration current and anticipated cash funding levels of the Company to the TMV LLC and the Centennial Founders, LLC and the anticipated funding levels of our joint venture partners.
As discussed in “Note 10. Retirement Plans” in the Notes to Unaudited Consolidated Financial Statements in this report, we have long-term liabilities for employee retirement plans. The payments related to retirement plans are not included above since they are dependent upon when the employee retires or leaves the Company. In addition, minimum pension funding requirements are not included above, as such amounts are not available for all periods presented. We estimate that we will contribute approximately $850,000 to the pension plan in 2013.

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the Community Facilities District, or CFD:

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One Year or Less	Years 1-3	Years 4-5	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$5,426		$5,426	—	—
Total other commercial commitments	$5,426	—	$5,426	—	—
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than six years and an investment grade rating from Moody’s or Standard and Poor’s. See “Note 3. Marketable Securities” in the Notes to Unaudited Consolidated Financial Statements in this report.
Our line-of-credit currently has no outstanding balance. The interest rate on our line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $244,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.
At March 31, 2013, we had no outstanding interest rate swap agreements. However during 2012, TA/Petro, an unconsolidated joint venture of the Company, had an interest rate swap agreement with respect to its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matured in August 2012. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2013
(In thousands except percentage data)

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at 03/31/2013
Assets:
Marketable securities	$14,858	$19,190	$20,363	$9,164	$1,789	$—	$65,364	$65,905
Weighted average interest rate	1.83%	1.49%	1.57%	1.10%	1.24%	—%	1.53%
Liabilities
Long-term debt	$31	$43	$46	$49	$52	$23	$244
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2012
(In thousands)

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value 12/31/2012
Assets:
Marketable securities	$20,903	$20,264	$18,971	$4,327	$—	$—	$64,465	$65,049
Weighted average interest rate	2.05%	1.44%	1.49%	1.47%	—%	—%	1.66%
Liabilities:
Long-term debt	$41	$43	$46	$49	$52	$22	$253	$253
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Our risk with regard to fluctuations in interest rates has increased slightly related to marketable securities since these balances have increased compared to December 31, 2012.
Commodity Price Exposure
As of March 31, 2013, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2012 and 2011 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $5,486,000 of accounts receivable outstanding at March 31, 2013, $4,249,000 or 77% is at risk to changing prices. Of the amount at risk to changing prices, $2,323,000 is attributable to pistachios and $1,926,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2012 was $7,867,000, or 82% of the total accounts receivable of $8,768,000. Of the December 31, 2012 amount at risk to changing prices, $5,025,000 is related to pistachios and $2,842,000 is related to almonds.
The price estimated for recording accounts receivable for pistachios recorded at March 31, 2013 was $2.24 per pound, as compared to $2.20 per pound at December 31, 2012. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $11,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, our estimate is in the range of prices received for the last three years, which have ranged from $1.91 to $2.75. With respect to almonds, the price estimated for recording the receivable was $2.94 per pound. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $8,000. The range of final prices over the last three years for almonds has ranged from $1.71 to $3.06 per pound.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to “Note 9. Commitments and Contingencies” in the Notes to Unaudited Consolidated financial Statements in this report.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On January 31, 2013, the Company entered into an Executive Employment Agreement, or Agreement, with Allen E. Lyda, Chief Financial Officer. The Agreement shall continue for a period of one year, and shall automatically renew for successive one year periods unless either the Company or Mr. Lyda provides written notice to not extend. The Agreement appoints Mr. Lyda to serve as Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary. Pursuant to the Agreement, Mr. Lyda is paid an annual salary of $275,000 and is eligible to participate in the Company's Executive Compensation Plan. In the event Mr. Lyda's employment is terminated by reason of death, disability or by the Company for cause, Mr. Lyda (or his executor, beneficiary or estate) will be paid all accrued salary and other accrued benefits. In addition to these amounts, if Mr. Lyda's employment is terminated by the Company without cause or by Mr. Lyda for good reason, he will also receive severance pay that ranges from his salary and average annual bonus and one year of medical benefits to two-times his salary and average bonus and medical benefits for two years, plus full vesting of stock earned pursuant to the Company's Executive Stock Grant Plan. Depending on the timing of Mr. Lyda's termination, if the applicable performance criteria are met within twelve months following his termination, Mr. Lyda's milestone performance share grants and rolling three-year performance grants will also vest. The Agreement includes customary cooperation, non-solicitation and confidentiality provisions applicable upon termination of employment. For additional information, please refer to Exhibit 10.26 for the Agreement.

Item 6. Exhibits:

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9 (1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10 (1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract – Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Unit Agreement	FN 9

10.19	*Form of Restricted Stock Agreement for Directors	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

	10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

	10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

	10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

	31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200295

	31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200296

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 200297

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
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

FN 16
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 5 to our Quarterly Report on Form 10-Q for the period ending March 31, 2013, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 8, 2013	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Executive Vice President, Chief Financial Officer