Form 10-Q
period 2013-06-30
TEJON RANCH CO
filed 2013-08-08
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Large accelerated filer ☐                            Accelerated filer ☒
Non-accelerated filer ☐                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of the Company’s outstanding shares of Common Stock on August 1, 2013 was 20,140,872.

TEJON RANCH CO. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012
Revenues:
Real estate - commercial/industrial	$2,825	$2,623	$5,547	$4,771
Real estate - resort/residential	234	94	471	135
Mineral resources	2,765	3,879	5,631	7,785
Farming	1,651	1,253	5,586	4,737
Total revenues	7,475	7,849	17,235	17,428
Costs and Expenses:
Real estate - commercial/industrial	3,141	2,913	6,254	5,938
Real estate - resort/residential	1,265	1,137	1,574	2,155
Mineral resources	65	40	225	157
Farming	1,179	960	3,436	3,221
Corporate expenses	658	3,713	4,489	6,847
Total expenses	6,308	8,763	15,978	18,318
Operating income (loss)	1,167	(914)	1,257	(890)
Other Income:
Investment income	238	317	513	635
Interest income (expense)	—	(33)	—	(35)
Other income	14	11	17	35
Total other income	252	295	530	635
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	1,419	(619)	1,787	(255)
Equity in earnings of unconsolidated joint ventures, net	1,270	893	1,679	534
Income before income tax expense (benefit)	2,689	274	3,466	279
Income tax expense (benefit)	686	164	833	(64)
Net income	2,003	110	2,633	343
Net loss attributable to non-controlling interest	(81)	(8)	(66)	(50)
Net income attributable to common stockholders	$2,084	$118	$2,699	$393
Net income per share attributable to common stockholders, basic	$0.10	$0.01	$0.13	$0.02
Net income per share attributable to common stockholders, diluted	$0.10	$0.01	$0.13	$0.02

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$2,003	$110	$2,633	$343
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(409)	(68)	(452)	151
Equity in other comprehensive income of unconsolidated joint venture	—	64	—	119
Other comprehensive income (loss) before taxes	(409)	(4)	(452)	270
(Provisions) benefit for income taxes related to other comprehensive income (loss) items	164	1	181	(108)
Other comprehensive income (loss)	(245)	(3)	(271)	162
Total comprehensive income	1,758	107	2,362	505
Total comprehensive income (loss) attributable to non-controlling interests	(81)	(8)	(66)	(50)
Total comprehensive income attributable to common stockholders	$1,839	$115	$2,428	$555
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,478	$7,219
Marketable securities - available-for-sale	64,916	65,049
Accounts receivable	4,297	8,768
Inventories	9,586	3,839
Prepaid expenses and other current assets	4,084	4,881
Deferred tax assets	1,178	997
Total current assets	94,539	90,753
Property and equipment - net of depreciation (includes $73,833 at June 30, 2013 and $72,115 at December 31, 2012, attributable to Centennial Founders LLC, Note 12)	140,013	146,590
Investments in unconsolidated joint ventures	59,235	54,022
Long-term water assets	28,648	28,565
Long-term deferred tax assets	5,376	5,376
Other assets	2,062	2,550
TOTAL ASSETS	$329,873	$327,856
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,316	$3,845
Accrued liabilities and other	3,282	2,132
Income taxes payable	101	—
Deferred income	754	1,195
Current portion of long-term debt	42	41
Total current liabilities	7,495	7,213
Long-term debt, less current portion	191	212
Long-term deferred gains	2,248	2,248
Other liabilities	7,220	6,508
Pension liability	3,092	3,416
Total liabilities	20,246	19,597
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,136,286 at June 30, 2013 and 20,085,865 at December 31, 2012	10,068	10,043
Additional paid-in capital	197,098	198,117
Accumulated other comprehensive loss	(5,389)	(5,118)
Retained earnings	68,249	65,550
Total Tejon Ranch Co. Stockholders’ Equity	270,026	268,592
Non-controlling interest	39,601	39,667
Total equity	309,627	308,259
TOTAL LIABILITIES AND EQUITY	$329,873	$327,856
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30
	2013	2012
Operating Activities
Net income	$2,633	$343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,767	2,553
Amortization of premium/discount of marketable securities	459	415
Equity in earnings of unconsolidated joint ventures, net	(1,679)	(534)
Non-cash retirement plan expense	325	200
Gains on sales of real estate/assets	—	(679)
(Reversal) amortization of stock compensation expense	(568)	3,658
Distribution of earnings from unconsolidated joint ventures	—	3,000
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	643	739
Current liabilities, net	(948)	(4,902)
Net cash provided by (used in) operating activities	2,632	4,793
Investing Activities
Maturities and sales of marketable securities	14,066	9,823
Funds invested in marketable securities	(14,844)	(10,556)
Property and equipment expenditures	(10,653)	(9,410)
Investment in long term term water assets	(437)	—
Investment in unconsolidated joint ventures	(1,375)	(4,579)
Distribution of equity from unconsolidated joint ventures	—	1,012
Reimbursement of outlet center costs	512	96
Reimbursement proceeds from community facilities district	14,139	—
Other	(127)	(1,636)
Net cash provided by (used in) investing activities	1,281	(15,250)
Financing Activities
Borrowings of short-term debt	—	1,500
Repayments of short-term debt	(20)	(1,500)
Repayments of long-term debt	—	(19)
Proceeds from exercise of stock options	211	123
Taxes on vested stock grants	(845)	(2,270)
Net cash used in financing activities	(654)	(2,166)
Increase (decrease) in cash and cash equivalents	3,259	(12,623)
Cash and cash equivalents at beginning of year	7,219	18,372
Cash and cash equivalents at end of period	$10,478	$5,749
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$1,122	$428
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tejon Ranch Co.’s Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	19,975,706	$9,988	$194,273	$(4,756)	$61,109	$260,614	$39,825	$300,439
Net income	—	—	—	—	4,441	4,441	(158)	4,283
Other comprehensive income	—	—	—	(362)	—	(362)	—	(362)
Exercise of stock options and related tax benefit of $8	13,641	7	363	—	—	370	—	370
Restricted stock issuance	179,172	89	(89)	—	—	—	—	—
Stock compensation	—	—	5,832	—	—	5,832	—	5,832
Shares withheld for taxes	(82,654)	(41)	(2,262)	—	—	(2,303)	—	(2,303)
Balance at December 31, 2012	20,085,865	10,043	198,117	(5,118)	65,550	268,592	39,667	308,259
Net income	—	—	—	—	2,699	2,699	(66)	2,633
Other comprehensive income	—	—	—	(271)	—	(271)	—	(271)
Exercise of stock options and related tax benefit of $3	7,567	4	207	—	—	211	—	211
Restricted stock issuance	71,163	35	(35)	—	—	—	—	—
Stock compensation	—	—	(360)	—	—	(360)	—	(360)
Shares withheld for taxes	(28,309)	(14)	(831)	—	—	(845)	—	(845)
Balance at June 30, 2013	20,136,286	$10,068	$197,098	$(5,389)	$68,249	$270,026	$39,601	$309,627
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
The periods ending June 30, 2013 and 2012 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential segment and statements of cash flows. The Company’s June 30, 2013 and December 31, 2012 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Weighted average number of shares outstanding:
Common stock	20,136,188	20,026,354	20,118,152	20,008,358
Common stock equivalents-stock options, grants	16,323	61,278	17,039	75,372
Diluted shares outstanding	20,152,511	20,087,632	20,135,191	20,083,730
3.     MARKETABLE SECURITIES
The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis.

The following is a summary of available-for-sale securities at:

		June 30, 2013		December 31, 2012
($ in thousands)	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,623	$1,615	$1,578	$1,571
with unrecognized losses for more than 12 months		354	353	508	507
with unrecognized gains		6,633	6,667	5,586	5,628
Total Certificates of deposit	Level 1	8,610	8,635	7,672	7,706
US Treasury and agency notes
with unrecognized losses for less than 12 months		3,913	3,894	3,057	3,024
with unrecognized losses for more than 12 months		5,312	5,288	874	873
with unrecognized gains		7,195	7,244	12,175	12,267
Total US Treasury and agency notes	Level 2	16,420	16,426	16,106	16,164
Corporate notes
with unrecognized losses for less than 12 months		9,479	9,305	1,993	1,971
with unrecognized losses for more than 12 months		329	328	201	200
with unrecognized gains		20,423	20,668	29,210	29,653
Total Corporate notes	Level 2	30,231	30,301	31,404	31,824
Municipal notes
with unrecognized losses for less than 12 months		2,185	2,160	1,961	1,948
with unrecognized losses for more than 12 months		720	716	620	613
with unrecognized gains		6,618	6,678	6,702	6,794
Total Municipal notes	Level 2	9,523	9,554	9,283	9,355
		$64,784	$64,916	$64,465	$65,049
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
At June 30, 2013, the fair market value of investment securities exceeded the cost basis by $132,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at June 30, 2013. The Company has determined that any unrealized losses in the portfolio are temporary as of June 30, 2013. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of June 30, 2013, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $271,000, which includes estimated taxes of $181,000.
As of June 30, 2013, the Company’s gross unrealized holding gains equal $388,000 and gross unrealized holding losses equal $256,000.

The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands)
At June 30, 2013	2013	2014	2015	2016	2017	Total
Certificates of deposit	$1,255	$1,627	$4,213	$1,301	$97	$8,493
U.S. Treasury and agency notes	3,566	7,287	3,448	1,750	391	16,442
Corporate notes	2,988	6,729	10,017	5,650	3,574	28,958
Municipal notes	1,335	4,365	2,205	1,135	205	9,245
	$9,144	$20,008	$19,883	$9,836	$4,267	$63,138

(in thousands)
At December 31, 2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,268	$1,627	$4,316	$301	$7,512
U.S. Treasury and agency notes	6,285	7,248	2,633	11	16,177
Corporate notes	10,916	6,729	9,420	3,325	30,390
Municipal notes	2,305	4,340	1,960	400	9,005
	$20,774	$19,944	$18,329	$4,037	$63,084
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
The Company also owns additional transferable water and holds State Water Project, or SWP contracts with the Tulare Water Storage and Dudley-Ridge Water Storage Districts to supply water through 2035. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $708,000 per year. Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore there is no amortization expense related to these contracts. Annual costs associated with these contracts are expensed each quarter.

Purchased water assets consist of the following:

(in acre feet)	June 30, 2013	December 31, 2012
Banked water and water for future delivery
AVEK water bank	13,038	11,478
Company water bank	8,818	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	24,218	22,540
Transferable water with AVEK	14,786	14,786
SWP contracts	3,444	3,444
Total purchased water - third parties	42,448	40,770
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,479	5,479
TCWD - Banked water contracted to Company	38,943	38,943
Total purchased and contracted water sources in acre feet	102,417	100,739

($ in thousands)	June 30, 2013	December 31, 2012
Banked water and water for future delivery - Company and AVEK	$4,775	$4,448
Transferable water	8,988	8,988
SWP Contracts (net of accumulated amortization of $2,375 and $2,021 at June 30, 2013 and December 31 2012, respectively)	15,593	15,837
Total water assets	29,356	29,273
Less: current portion	(708)	(708)
Long-term water assets	$28,648	$28,565
5.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Accrued vacation	$687	$674
Accrued paid personal leave	640	662
Accrued bonus	1,316	573
Other	639	223
	$3,282	$2,132
6.     SHORT-TERM AND LONG TERM DEBT
Long-term debt consists of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Note payable to a bank	$233	$253
Less current portion	(42)	(41)
	$191	$212
This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.
We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2013, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $175,000,000 and liquid assets of not less than $25,000,000. At June 30, 2013 our tangible net worth was $309,860,000 and liquid assets were $75,394,000. A portion of our farm acreage secures this line of credit.
7.     STOCK COMPENSATION
The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals, and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific real estate development performance milestones. The payouts at each performance goal are as follows:

Performance Share Grants with Performance Conditions (in shares)
Below threshold performance	—
Threshold performance	82,296
Target performance	407,175
Maximum performance	594,993
The following is a summary of the Company’s stock grant activity assuming target achievement for outstanding performance grants for the following periods:

	June 30, 2013	December 31, 2012
Stock Grants Outstanding Beginning of the Year	688,041	744,508
New Stock Grants/Estimated additional shares maximum performance	56,087	113,643
Vested Grants	(62,997)	(170,110)
Expired/Forfeited Grants	(221,552)	—
Stock Grants Outstanding June 30, 2013	459,579	688,041
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of June 30, 2013 was $3,693,000 and 31 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or Employee 1998 Plan, and the NDSI Plan for the following periods:

	Six Months Ended	Six Months Ended
Employee 1998 Plan:	June 30, 2013	June 30, 2012
Expensed	$(952,000)	$3,475,000
Capitalized	208,000	167,000
	(744,000)	3,642,000
NDSI Plan	384,000	183,000
	$(360,000)	$3,825,000
During the first quarter of 2013 an executive officer of the Company resigned, which led to the Company reversing $485,000 of previously recognized stock compensation expense as the shares were forfeited upon leaving the Company. During the second quarter of 2013 our Chief Executive Officer and President, Robert A. Stine, announced he would retire at the end of 2013.

Based on this announcement, we adjusted the service period related to his performance grants, which resulted in shares being forfeited and the reversal of $2,271,000 previously recognized stock compensation expense.
8.    INCOME TAXES
For the six months ended June 30, 2013, the Company incurred a net income tax expense of $833,000 compared to a net income tax benefit of $64,000 for the six months ended June 30, 2012. These represent effective income tax rates of approximately 24% and (20)% for the six months ended June 30, 2013 and, 2012, respectively. The effective tax rate for the first half of 2013 is calculated based on the first quarter net income for 2013 adjusted for estimated permanent tax differences such as depletion allowances. During 2013, depletion allowances have decreased due to lower oil and gas revenues compared to 2012. As of June 30, 2013, our balance sheet reflects an income tax payable of $101,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first six months ended June 30, 2013, the Company made income tax payments of $100,000 for the 2013 tax year.
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest land owner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years beginning in January 2013 and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC West development. At this time there are no additional reimbursement funds remaining from the West CFD bonds and there is approximately $8,900,000 of funds available for reimbursement of cost within the East CFD bonds. During the second quarter of 2013, $14,139,000 of funds were reimbursed to the Company. During 2012, the Company paid approximately $606,000 in special taxes. We anticipate we will pay approximately $886,000 in special taxes during 2013. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is correspondingly reduced. The amount of special taxes paid by the Company could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others.
Tejon Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson ("plaintiff") an alleged representative of the federally-unrecognized "Kawaiisu Tribe" alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, or County, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
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

During April 2011, the plaintiff filed his second amended complaint against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July, 2011 related to his second amended complaint. Thereafter, the case was reassigned to Magistrate Judge McAuliffe. On January 18, 2012, Judge McAuliffe issued an order dismissing all claims in plaintiff's second amended complaint for failure to state a cause of action and/or for lack of jurisdiction, but allowing the plaintiff one more opportunity to state certain land claims provided plaintiff file an amended complaint on or before February 17, 2012. The court also indicated that it was considering dismissing the case due to the lack of federal recognition of the "Kawaiisu Tribe". The court then granted plaintiff an extension until March 19, 2012 to file his third amended complaint.
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
On September 24, 2012, Robinson (through another new counsel) filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As an excuse Robinson's new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. The motion to reinstate the appeal was accompanied by a proposed opening brief. In response, the Company and the County filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice ("DOJ") did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. In the meantime, the Company continues to believe that a negative outcome of this case is remote at this time and the monetary impact of an adverse result, if any, also cannot be estimated at this time.
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

Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company's land. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial resulted in confirmation of each party's groundwater pumping for 2011 and 2012. The next phase of trial is anticipated to occur later this year and may address a number of issues, including whether prescription of rights to groundwater has occurred. At this time, it is difficult to ascertain whether a settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company's remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company's lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
State Water Resources Control Board Lawsuit
On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC's operating agreement, and has also secured the services of an outside law firm to work with TA's outside counsel under a joint defense agreement. On September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the lawsuit, without prejudice. The parties remaining are currently engaged in discussions regarding a negotiated resolution, and the Company understands that a settlement of the claims asserted in the litigation is likely. If such a settlement is reached, the Company does not anticipate a material adverse impact on the Company.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit, and the current lawsuit (i) challenges the remedial EIR that DWR prepared as a result of the original lawsuit. Among other allegations, the current lawsuit also challenges the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA, and (ii) asserts the remedial EIR is inadequate. A parallel lawsuit was also filed by the same plaintiffs in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits.  In a preliminary favorable ruling on December 19, 2012, Judge Frawley tentatively determined that the challenges to the transfer of the KWB were not timely and barred by the statutes of litigation and doctrine of latches. There has not yet been any substantive hearing on the challenges to the EIR. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.
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
The Benefit Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At June 30, 2013, the investment mix was approximately 61% equity, 32% debt, and 7% money market funds. At December 31, 2012, the investment mix was approximately 71% equity, 26% debt and 3% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.0% in 2013 and 2012. The expected long-term rate of return on plan assets is 7.5% in 2013 and 2012. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Six Months Ended
(In thousands)	2013	2012
Cost components:
Service cost-benefits earned during the period	$(142)	$(126)
Interest cost on projected benefit obligation	(188)	(192)
Expected return on plan assets	228	222
Net amortization and deferral	(96)	(210)
Total net periodic pension cost	$(198)	$(306)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The expected total pension and retirement expense for SERP was as follows:

	Six Months Ended
(In thousands)	2013	2012
Cost components:
Service cost-benefits earned during the period	$(86)	$(86)
Interest cost on projected benefit obligation	(108)	(108)
Net amortization and deferral	(144)	(32)
Total net periodic pension cost	$(338)	$(226)
11.     BUSINESS SEGMENTS
The revenue components of our commercial/industrial real estate development segment for the six months ended June 30 are as follows:

(In thousands)	2013	2012
Commercial leases	$3,401	$2,958
Grazing leases	748	587
Land Sale	—	648
All other land management ancillary services	1,398	578
	$5,547	$4,771
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
The resort/residential real estate development segment produces revenues from farming activities within the Centennial Founders, LLC and is actively involved in the land entitlement and pre-development process. The farming segment produces revenues from the sale of winegrapes, almonds and pistachios.

The mineral resources segment receives oil and mineral royalties from the exploration and development companies who extract or mine the natural resources from our land. The following table summarizes these activities:

	Six Months Ended
($ in thousands)	June 30, 2013	June 30, 2012
Oil and gas	$4,418	$6,510
Rock aggregate	296	305
Cement	375	337
Land lease for oil exploration	542	633
	$5,631	$7,785
12.     INVESTMENTS IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at June 30, 2013 was $59,235,000. The equity in the income of the unconsolidated joint ventures was $1,679,000 for the six months ended June 30, 2013. The unconsolidated joint ventures have not been consolidated as of June 30, 2013, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations at the facility. At June 30, 2013, the Company had an equity investment balance of $9,027,000 in this joint venture.

•
Tejon Mountain Village LLC – Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At June 30, 2013, the Company’s equity investment balance in this joint venture was $41,862,000.

•
Rockefeller Joint Ventures – The Company has multiple joint ventures with Rockefeller Group Development Corporation or Rockefeller. Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development.

During the second quarter of 2013, we entered into a new joint venture with Rockefeller, the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage an outlet center on land at TRCC-East. This joint venture is separate from the above agreement to develop up to 500 acres. During the second quarter of 2013, we contributed land and other assets at an agreed value of $10,558,000 for our capital contribution and Rockefeller matched our capital contribution with cash.
At June 30, 2013, the Company’s combined book value equity investment balance in these three joint ventures was $8,346,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a variable interest entity, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At June 30, 2013 the Company had a 72.01% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of June 30, 2013 and December 31, 2012 and condensed statements of operations for the six months ended June 30, 2013 and June 30, 2012 are as follows:

($ in thousands)	UNCONSOLIDATED						CONSOLIDATED
Statement of Operations for the six months ended June 30, 2013	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	TRCC/Rock Outlet Center	Total	Centennial-VIE
Gross revenues	$55,364	$1,673	$—	$31	$—	$57,068	$314
Net income (loss)	$2,394	$47	$(83)	$25	$(176)	$2,207	$(232)
Partner’s share of net income (loss)	$958	$23	$(42)	$12	$(88)	$863	$(66)
Equity in income (losses)	$1,436	$24	$(41)	$13	$247	$1,679	$—
Balance Sheet Information as of June 30, 2013
Current assets	$11,256	$1,214	$255	$30	$9,381	$22,136	$142
Property and equipment, net	43,907	18,111	95,772	4,449	12,858	175,097	74,074
Other assets	227	651	—	—	—	878	—
Long-term debt	(16,988)	(11,000)	—	—	—	(27,988)	—
Other liabilities	(2,309)	(67)	(520)	—	(1,300)	(4,196)	(1,024)
Net assets	$36,093	$8,909	$95,507	$4,479	$20,939	$165,927	$73,192

($ in thousands)	UNCONSOLIDATED					CONSOLIDATED
Statement of Operations for the six months ended June 30, 2012	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial-VIE
Gross revenues	$59,001	$975	$—	$53	$60,029	$135
Net income (loss)	$1,540	$(282)	$(47)	$46	$1,257	$(160)
Partner’s share of net income (loss)	$616	$(141)	$(24)	$23	$474	$(50)
Equity in income (losses)	$675	$(141)	$(23)	$23	$534	$(110)
Balance Sheet Information as of December 31, 2012
Current assets	$9,577	$194	$218	$42	$10,031	$491
Property and equipment, net	44,196	19,025	92,846	4,412	160,479	72,356
Other assets	246	683	—	—	929	—
Long-term debt	(17,358)	(11,000)	—	—	(28,358)	—
Other liabilities	(3,350)	(39)	(224)	(1)	(3,614)	(1,099)
Net assets	$33,311	$8,863	$92,840	$4,453	$139,467	$71,748
13.     SUBSEQUENT EVENTS
On August 7, 2013, Tejon Ranch Co. (the “Company”) announced that its Board of Directors declared a dividend of warrants (the “Warrants”) to purchase shares of Company common stock, par value $0.50 per share (“Common Stock”), to be distributed on or about August 28, 2013, to holders of record of Common Stock as of August 21, 2013 (the “Record Date”). Each Warrant will entitle the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants will be exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. Each holder of Common Stock as of the Record Date will receive a number of Warrants equal to the number of shares held multiplied by 0.14771, rounded to the nearest whole number. No cash or other consideration will be payable in respect of any fractional Warrants that are rounded down. The Company expects to issue an aggregate of approximately 3,000,000 Warrants. The Company will issue the Warrants pursuant to a Warrant Agreement, dated as of August 7, 2013, between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent (the “Warrant Agreement”).

The foregoing description of the Warrants and the Warrant Agreement is not complete and is qualified in its entirety by reference to the complete text of the Warrant Agreement, a copy of which will be filed on or about August 13, 2013 on Form 8-K.
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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is TRCC and during the first quarter of 2013 we began land planning activities and the first steps of gathering information to prepare an environmental impact report to entitle the Grapevine Development Area, which is an approximately 15,700-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the two active developments are TMV and the Centennial master planned community. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, and a lease with National Cement. The farming segment produces revenues from the sale of winegrapes, almonds, and pistachios.
For the first six months of 2013 we had net income of $2,633,000 compared to net income of $343,000 for the first six months of 2012. When comparing to the first six months of 2012, the increase is primarily the result of higher farming net operating income, higher equity in earnings from our joint ventures and a decrease in stock compensation expense, which were partially offset by a decrease in oil royalty revenues and a higher tax provision.
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
Results of Operations
Comparison of six months ended June 30, 2013 to six months ended June 30, 2012
Total revenues for the first six months of 2013 were $17,235,000 compared to $17,428,000 for the first six months of 2012. This decrease of $193,000, or 1%, in total revenues is primarily attributable to a decrease in mineral resources revenues, partially offset by improved revenues from the other operating segments.
Commercial/industrial revenues improved $776,000, or 16%, in the first six months of 2013 compared to the same period in 2012. The improvement is primarily due to a $1,036,000 increase in hunting and grazing lease revenues, as our hunting program was closed during the first half of 2012. Additionally, percentage rent from our Calpine power plant increased $459,000. These increases were partially offset by a $648,000 decrease in land sale revenue recognized in the first half of 2012 related to the deferred gain from the land sale to Caterpillar that occurred in December of 2011.
Commercial/industrial expenses increased by $316,000, or 5%, during the first six months of 2013 compared to the same period in 2012, primarily due to a $284,000 increased allocation from corporate general and administrative, a $144,000 increase in hunting department payroll resulting from the re-opening of the hunting program in September 2012 and a $130,000 increase in marketing expense related to the development of the outlet center and a $184,000 increase in utilities, depreciation and insurance. These increases are partially offset by a $257,000 decrease in stock compensation mainly due to the increase of TMV milestone grant expense in 2012 that was tied to a change in estimate related to the timing of potential receipt of the awards and a $155,000 increase in costs capitalized to construction in progress projects.
Resort/residential revenues increased $336,000, or 249%, during the first six months of 2013 compared to the same period in 2012, primarily due to increases in ancillary hay sales at the Centennial project and an increase in management fees from the TMV project.
Resort/residential expenses decreased $581,000, or 27%, in the first six months of 2013 compared to the same period in 2012, primarily due to a $877,000 decrease in stock compensation mainly due to the reversal of previously recorded expense related to unvested awards of an executive who left the Company and an increase of TMV milestone grant expense in the second quarter of 2012 that was tied to a change in estimate related to the timing of potential receipt of the awards. The decrease in stock compensation is partially offset by a $259,000 increase in ancillary crop costs within the Centennial project.
Mineral resources revenues decreased $2,154,000, or 28%, during the first six months of 2013 compared to the same period in 2012, due to approximately $545,000 in revenues recorded in the first quarter of 2012 from new wells that came on-line, a decrease in production of 20% resulting from temporary closures of existing wells for maintenance, expansion of production facilities, and regulatory permitting management. In addition, the price per barrel of oil fell 6% when compared to the first six months of 2012.
Farming revenues increased $849,000, or 18%, during the first six months of 2013 compared to the same period in 2012, primarily due to a $875,000 increase in almond revenues resulting from a 76% increase in price per pound. The increase in price was partially offset by a 19% decrease in pounds sold and a $283,000 price adjustment related to almond crop sales in 2012.
Farming expenses increased $215,000, or 7%, during the first six months of 2013 compared to the same period in 2012, primarily due to a $204,000 increase in water expense due to the severe state water project shortage.
Corporate expenses decreased $2,358,000, or 34%, during the first six months of 2013 compared to the same period in 2012, primarily due to a $2,926,000 decrease in stock compensation primarily due to the reversal of expense associated with grants that will not vest upon the Chief Executive Officer's retirement in December 2013 coupled with an increase in the second quarter of 2012 of TMV milestone grant expense as explained above, and a $457,000 increase in allocations to other segments. These decreases were partially offset by a $489,000 increase in professional services primarily for IT consulting and a $210,000 increase in charitable donations mainly to the Bakersfield Houchin Blood Bank.
Our share of earnings from our joint ventures increased $1,145,000 during the first six months of 2013 compared to the same period in 2012, primarily due to $765,000 higher income from our TA/Petro joint venture mainly due to improved non-fuel margins and lower operating and interest expenses. Additionally, our share of income from our Five West Parcel LLC joint venture increased $499,000 mainly due to the increased occupancy of the Five West Parcel building that started in April 2012 and a credit from our partner in the TRCC/Rock Outlet Center LLC joint venture, representing outlet center marketing expenses incurred before the joint venture was established.
Net income attributable to common stockholders for the first six months of 2013 increased $2,306,000 to $2,699,000 compared to the same period in 2012. The increase is tied to lower expenses mainly as are result of the decrease in stock compensation expense and an increase in equity in earnings of unconsolidated joint ventures largely from our TA/Petro joint venture, which are partially offset by an increase in income tax expense and lower oil royalties.
Comparison of three months ended June 30, 2013 to three months ended June 30, 2012
Total revenues for the second quarter of 2013 were $7,475,000 compared to $7,849,000 for the second quarter of 2012. This decline of $374,000, or 5%, in total revenues is primarily attributable to a decrease in mineral resources revenues, partially offset by improved revenues from the other three segments.
Commercial/industrial revenues improved $202,000, or 8%, when compared to the second quarter of 2012. The improvement is primarily due to a $563,000 increase in hunting and grazing lease revenues, as our hunting program was closed during the first half of 2012. Additionally, percentage rent from our Calpine power plant increased $143,000. These increases were partially offset by a $507,000 decrease in land sale revenue recognized in the first half of 2012 related to the deferred gain from the land sale to Caterpillar that occurred in December of 2011.
Commercial/industrial expenses increased by $228,000, or 8%, compared to the second quarter of 2012, primarily due to $143,000 increase in allocations from corporate general and administrative, a $96,000 increase in hunting department payroll as the department was closed during the first half of 2012, and a $101,000 increase in marketing expenses related to the development of the outlet center. These increases were partially offset by a $258,000 decrease in stock compensation mainly due to the increase of TMV milestone grant expense as described above.
Resort/residential revenues increased $140,000, or 149%, during the second quarter of 2012, primarily due to the timing of ancillary hay sales at the Centennial project and an increase in management fees from the TMV project.
Resort/residential expenses increased $128,000, or 11%, compared to the second quarter of 2012, primarily due to a $319,000 increase in crop costs, which is partially offset by a $235,000 decrease in stock compensation mainly due to the increase in the second quarter of 2012 of TMV milestone grant expense, as well as the elimination of grants to an executive who left the Company.
Mineral resources revenues decreased $1,114,000, or 29%, compared to the second quarter of 2012, primarily due to a 30% decrease in production, as described above, and a 15% decrease in the average price per barrel of oil when compared to the second quarter of 2012.
Farming revenues increased $398,000, or 32% during the second quarter of 2013 compared to the same period of 2012, primarily due to a $650,000 increase in pistachio revenues resulting from the receipt of price adjustments for prior year crops. This increase is partially offset by a $285,000 decrease in almond revenues primarily due to the receipt of price adjustments for prior crop sales in 2012 compared to the current period. This decline in almond revenues was partially offset by a 37% increase in price per pound and a 63% increase in pounds sold during 2013 when compared to the 2012 second quarter.
Farming expenses increased $219,000, or 23%, during the second quarter of 2013 compared to the same period in 2012, primarily due to a $207,000 increase in water expense due to the severe state water project shortage.
Corporate expenses decreased $3,055,000, or 82%, during the second quarter of 2013 compared to the second quarter of 2012, primarily due to a $3,074,000 decrease in stock compensation mainly due to the reversal of expense associated with grants that will not vest upon the Chief Executive Officer's retirement at the end of 2013 coupled with an increase in the second quarter of 2012 of performance milestone grant expense as explained above.
Our share of earnings from our joint ventures increased $377,000 in the second quarter of 2013 compared to the second quarter of 2012, primarily due to a $335,000 credit from our partner in the TRCC/Rock Outlet Center LLC joint venture, representing outlet center marketing expenses incurred before the joint venture was established and $123,000 higher income from our TA/Petro joint venture mainly due to improved non-fuel margins and lower interest expense.
Net income attributable to common stockholders during the quarter ended June 30, 2013 increased $1,966,000 to $2,084,000. The increase is driven by lower stock compensation expense, which is partially offset by higher tax expense and lower oil royalty revenues.
Future activities within the commercial/industrial segment continue to be focused on the marketing and development of commercial/industrial and retail product offerings within TRCC-East and completing the build-out of TRCC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. During the second quarter of 2013, we began construction of an outlet center through the TRCC/Rock Outlet Center LLC joint venture. It is expected the outlet center will be completed during the summer of 2014. We are continuing to work with a number of tenants to get their commitment for our outlet center and we hope to complete these activities during the third and fourth quarters of 2013. We completed a new phase of master infrastructure development within TRCC-East during the first quarter of 2013. This new infrastructure will begin to open up retail and industrial sites in the southern section of the TRCC-East development.
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

Most of the expenses incurred within our resort/residential segment during 2013 will be focused on the ongoing implementation of the Ranch Wide Management Plan section of the Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial Founders, LLC and completing the permitting process for TMV and the beginning of pre-development activities at TMV.
All of our crops are sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices. Thus far during the 2013 almond and pistachio prices remain strong and almond prices have increased approximately 76% compared to the first six months of 2012. With demand remaining strong for almonds and pistachios, estimated pricing for the 2013 crop harvest is expected to be comparable to and possibly better than 2012. Pricing for 2013 will ultimately be based on the size of the new crop and it is too early in the crop year to predict the possible size of the 2013 crop for almonds and pistachios.
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
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, or Annual Report, and in Part I, Item 1A - "Risk Factors" of our Annual Report.
We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to “Note 9. Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the six months ended June 30, 2013, the Company incurred a net income tax expense of $833,000 compared to a net income tax benefit of $64,000 for the six months ended June 30, 2012. These represent effective income tax rates of approximately 24% and (20)% for the six months ended June 30, 2013 and, 2012, respectively. The effective tax rate for the first half of 2013 is calculated based on the first quarter net income for 2013 adjusted for estimated permanent tax differences such as depletion allowances. During 2013, depletion allowances have decreased due to lower oil and gas revenues compared to 2012. As of June 30, 2013, our balance sheet reflects an income tax payable of $101,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first six months ended June 30, 2013, the Company made income tax payments of $100,000 for the 2013 tax year.
Cash Flow and Liquidity
Our cash, cash equivalents and marketable securities totaled approximately $75,394,000 at June 30, 2013, an increase of $3,126,000, or 4%, from the corresponding amount at the end of 2012. Cash, cash equivalents and marketable securities increased during the first six months of 2013 due to the reimbursement of infrastructure costs of $14,139,000 from the East CFD, which is partially offset by property and equipment expenditures, infrastructure development costs, investment in joint ventures, and payroll taxes paid on vested stock grants.
The following table shows our cash flow activities for the six months ended June 30:

(In thousands)	2013	2012
Operating activities	$2,632	$4,793
Investing activities	$1,281	$(15,250)
Financing activities	$(654)	$(2,166)
During the first six months of 2013, our operations provided $2,632,000 of cash primarily from improved operating results mainly from crop revenues, leasing and hunting activities and the collection of accounts receivable.
During the first six months of 2012, our operations provided $4,793,000 of cash primarily from $3,000,000 cash distributions from our Petro joint venture and improved operating results mainly from oil royalties and crop revenues. These increases in cash were partially offset with income tax payments, net of refunds, totaling approximately $2,821,000 related to the 2011 tax year.
During the first six months of 2013, investing activities provided $1,281,000 of cash primarily as a result of $14,139,000 in reimbursement proceeds for public infrastructure costs through the communities facilities district, or CFD, which were offset by $10,653,000 in capital expenditures, described below, $1,375,000 in contributions to the TMV joint venture, $778,000 net investment in marketable securities and $512,000 in reimbursements for outlet center costs incurred prior to the formation of the joint venture. Included in the $10,653,000 of capital expenditures during the first six months of 2013 was $1,763,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of $8,890,000 of investments in TRCC infrastructure, primarily associated with the development of an outlet center on land at TRCC-East and ordinary capital expenditures such as farm equipment replacements and crop development.
During the first six months of 2012, investing activities used $15,250,000 of cash primarily as a result of the $733,000 net investment in marketable securities, $9,410,000 in capital expenditures, described below, and $4,579,000 in contributions in our unconsolidated joint ventures, partially offset by a $1,012,000 distribution from our Five West Parcel LLC joint venture. Included in the $9,410,000 of capital expenditures during the first six months of 2012 was $2,012,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements and crop development.
We estimate that our investment requirements over the remainder of 2013 could total approximately $20,000,000. These amounts include contributions to our joint ventures, primarily TMV, the TRCC/Rock Outlet Center joint venture, and Centennial, investments in infrastructure within TRCC-East, cost related to the development of a new grape vineyards, investment related to the first phase of land planning and entitlement for the Grapevine Development Area, and ordinary recurring capital investments within our operating segments. We will also continue to evaluate additional water purchases and new water infrastructure throughout the remainder of 2013. Contributions to joint ventures will be related to the entitlement process for Centennial Founders LLC and permitting, litigation costs, and pre-development costs for TMV and construction development of the new TRCC/Rock Outlet Center LCC joint venture.
During the first six months of 2013, financing activities used $654,000 in cash, primarily as a result of payroll taxes on issuance of restricted stock grants. During the first six months of 2012, financing activities used $2,166,000 in cash, primarily as a result of payroll taxes on issuance of restricted stock grants. At June 30, 2013 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit.

Capital Structure and Financial Condition
At June 30, 2013, total capitalization at book value was $309,860,000 consisting of $233,000 of debt and $309,627,000 of equity, resulting in a debt-to-total-capitalization ratio of less than one percent, which is unchanged when compared to the debt-to- total-capitalization ratio at December 31, 2012.
We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2013, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in October 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interests, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At June 30, 2013 our tangible net worth was $309,860,000 and liquid assets were $75,394,000. This line of credit is secured by a portion of our farm acreage.
The outstanding long-term debt, less current portion of $42,000, was $191,000 at June 30, 2013. This debt is being used to provide long-term financing for a building being leased to Starbucks and the debt is secured by the leased building and land.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During October 2012, we filed a shelf registration statement on Form S3, which went effective May 2013. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration will allow for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provide us with a variety of capital funding options that can then be used and appropriately matched to the funding need. As noted above, at June 30, 2013, we had $75,394,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$233	$41	$91	$101	$—
Interest on fixed rate debt	41	14	20	7	—
Line of Credit	15	15	—	—	—
Letter of Credit Fee	83	—	83	—	—
Tejon Ranch Conservancy	4,240	640	1,180	880	1,540
Cash contract commitments	5,080	5,080	—	—	—
Defined Benefit Plan	4,050	850	1,600	1,600	—
SERP	3,910	419	824	800	1,867
Estimated minimum payments to WRMWSD	55,000	2,500	5,000	5,000	42,500
Total contractual obligations	$72,652	$9,559	$8,798	$8,388	$45,907
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time that began January 2013 and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000.
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
Our line-of-credit currently has no outstanding balance. The interest rate on our line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $233,000 has a fixed interest rate of 6.75%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.
At June 30, 2013, we had no outstanding interest rate swap agreements. However during 2012, TA/Petro, an unconsolidated joint venture of the Company, had an interest rate swap agreement with respect to its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matured in August 2012. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2013
(In thousands except percentage data)

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at June 30, 2013
Assets:
Marketable securities	$9,168	$20,222	$20,471	$10,351	$4,572	$—	$64,784	$64,916
Weighted average interest rate	1.59%	1.41%	1.55%	1.18%	1.25%	—%	1.43%
Liabilities
Long-term debt	$20	$43	$46	$49	$52	$23	$233	$233
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2012
(In thousands)

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at December 31, 2012
Assets:
Marketable securities	$20,903	$20,264	$18,971	$4,327	$—	$—	$64,465	$65,049
Weighted average interest rate	2.05%	1.44%	1.49%	1.47%	—%	—%	1.66%
Liabilities:
Long-term debt	$41	$43	$46	$49	$52	$22	$253	$253
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Our risk with regard to fluctuations in interest rates has increased slightly related to marketable securities since these balances have increased compared to December 31, 2012.
Commodity Price Exposure
As of June 30, 2013, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2012 and 2011 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $4,297,000 of accounts receivable outstanding at June 30, 2013, $1,757,000 or 65% is at risk to changing prices. Of the amount at risk to changing prices, $1,316,000 is attributable to pistachios and $441,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2012 was $7,867,000, or 82% of the total accounts receivable of $8,768,000. Of the December 31, 2012 amount at risk to changing prices, $5,025,000 is related to pistachios and $2,842,000 is related to almonds.
The price estimated for recording accounts receivable for pistachios recorded at June 30, 2013 was $2.24 per pound, as compared to $2.20 per pound at December 31, 2012. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $6,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, our estimate is in the range of prices received for the last three years, which have ranged from $1.91 to $2.75. With respect to almonds, the price estimated for recording the receivable was $2.38 per pound. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $2,000. The range of final prices over the last three years for almonds has ranged from $1.71 to $3.06 per pound.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits:

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9 (1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10 (1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract – Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Unit Agreement	FN 9

10.19	*Form of Restricted Stock Agreement for Directors	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

	10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

	10.25	Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 15

	10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

	10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

	31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
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

FN 11
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.23 to our Current Report on Form 8-K filed on May 24, 2006, is incorporated herein by reference.

FN 12
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.24 to our Current Report on Form 8-K filed on June 23, 2008, is incorporated herein by reference.

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

FN 17
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 7, 2013	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Executive Vice President, Chief Financial Officer