Form 10-Q
period 2013-09-30
TEJON RANCH CO
filed 2013-11-12
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of the Company’s outstanding shares of Common Stock on November 1, 2013 was 20,140,872.

TEJON RANCH CO. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30

	2013	2012	2013	2012
Revenues:
Real estate - commercial/industrial	$2,842	$2,738	$8,389	$7,509
Real estate - resort/residential	410	132	881	267
Mineral resources	2,424	3,447	8,055	11,232
Farming	9,452	9,797	15,038	14,534
Total revenues	15,128	16,114	32,363	33,542
Costs and Expenses:
Real estate - commercial/industrial	3,290	3,056	9,544	8,994
Real estate - resort/residential	804	1,430	2,378	3,585
Mineral resources	152	33	377	190
Farming	6,224	5,003	9,660	8,224
Corporate expenses	2,913	2,590	7,402	9,437
Total expenses	13,383	12,112	29,361	30,430
Operating income	1,745	4,002	3,002	3,112
Other Income:
Investment income	216	313	729	948
Interest income (expense)	—	33	—	(2)
Other income	20	15	37	50
Total other income	236	361	766	996
Income from operations before equity in earnings of unconsolidated joint ventures	1,981	4,363	3,768	4,108
Equity in earnings of unconsolidated joint ventures, net	1,241	1,114	2,920	1,648
Income before income tax expense	3,222	5,477	6,688	5,756
Income tax expense	919	1,525	1,752	1,461
Net income	2,303	3,952	4,936	4,295
Net income (loss) attributable to non-controlling interest	11	(69)	(55)	(119)
Net income attributable to common stockholders	$2,292	$4,021	$4,991	$4,414
Net income per share attributable to common stockholders, basic	$0.11	$0.20	$0.25	$0.22
Net income per share attributable to common stockholders, diluted	$0.11	$0.20	$0.25	$0.22

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income	$2,303	$3,952	$4,936	$4,295
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	99	193	(353)	344
Equity in other comprehensive income of unconsolidated joint venture	—	33	—	152
Other comprehensive income (loss) before taxes	99	226	(353)	496
(Provisions) benefit for income taxes related to other comprehensive income (loss) items	(40)	(90)	141	(198)
Other comprehensive income (loss)	59	136	(212)	298
Total comprehensive income	2,362	4,088	4,724	4,593
Total comprehensive income (loss) attributable to non-controlling interests	11	(69)	(55)	(119)
Total comprehensive income attributable to common stockholders	$2,351	$4,157	$4,779	$4,712
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,082	$7,219
Marketable securities - available-for-sale	64,487	65,049
Accounts receivable	10,341	8,768
Inventories	6,555	3,839
Prepaid expenses and other current assets	3,798	4,881
Deferred tax assets	1,180	997
Total current assets	95,443	90,753
Property and equipment - net of depreciation (includes $74,426 at September 30, 2013 and $72,115 at December 31, 2012, attributable to Centennial Founders LLC, Note 12)	143,284	146,590
Investments in unconsolidated joint ventures	62,000	54,022
Long-term water assets	30,349	28,565
Long-term deferred tax assets	5,166	5,376
Other assets	2,151	2,550
TOTAL ASSETS	$338,393	$327,856
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$1,855	$3,845
Accrued liabilities and other	4,252	2,132
Income taxes payable	835	—
Deferred income	1,147	1,195
Current portion of long-term debt	231	41
Total current liabilities	8,320	7,213
Long-term debt, less current portion	4,519	212
Long-term deferred gains	2,248	2,248
Other liabilities	7,382	6,508
Pension liability	2,929	3,416
Total liabilities	25,398	19,597
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,140,872 at September 30, 2013 and 20,085,865 at December 31, 2012	10,070	10,043
Additional paid-in capital	205,032	198,117
Accumulated other comprehensive loss	(5,330)	(5,118)
Retained earnings	63,611	65,550
Total Tejon Ranch Co. Stockholders’ Equity	273,383	268,592
Non-controlling interest	39,612	39,667
Total equity	312,995	308,259
TOTAL LIABILITIES AND EQUITY	$338,393	$327,856
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30
	2013	2012
Operating Activities
Net income	$4,936	$4,295
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,836	3,656
Amortization of premium/discount of marketable securities	682	638
Equity in earnings of unconsolidated joint ventures, net	(2,920)	(1,648)
Non-cash retirement plan expense	487	313
Gains on sales of real estate/assets	(50)	(606)
Deferred income taxes	210	—
Amortization of stock compensation expense	401	4,184
Distribution of earnings from unconsolidated joint ventures	—	7,200
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(2,260)	(5,458)
Current liabilities, net	703	(1,088)
Net cash provided by operating activities	5,025	11,486
Investing Activities
Maturities and sales of marketable securities	20,364	14,266
Funds invested in marketable securities	(20,837)	(13,831)
Property and equipment expenditures	(15,789)	(15,777)
Investment in long term term water assets	(2,315)	—
Investment in unconsolidated joint ventures	(2,899)	(5,404)
Distribution of equity from unconsolidated joint ventures	—	1,012
Reimbursement of outlet center costs	512	—
Reimbursement proceeds from community facilities district	14,139	—
Other	(200)	(776)
Net cash used in investing activities	(7,025)	(20,510)
Financing Activities
Borrowings of short-term debt	—	1,500
Repayments of short-term debt	—	(1,500)
Borrowings of long-term debt	4,750	—
Repayments of long-term debt	(253)	(28)
Proceeds from exercise of stock options	211	158
Taxes on vested stock grants	(845)	(2,270)
Net cash provided by (used in) financing activities	3,863	(2,140)
Increase (decrease) in cash and cash equivalents	1,863	(11,164)
Cash and cash equivalents at beginning of year	7,219	18,372
Cash and cash equivalents at end of period	$9,082	$7,208
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$73	$31
Sale of assets accounted as direct finance leases	$—	$913
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tejon Ranch Co.’s Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	19,975,706	$9,988	$194,273	$(4,756)	$61,109	$260,614	$39,825	$300,439
Net income	—	—	—	—	4,441	4,441	(158)	4,283
Other comprehensive income	—	—	—	(362)	—	(362)	—	(362)
Exercise of stock options and related tax benefit of $8	13,641	7	363	—	—	370	—	370
Restricted stock issuance	179,172	89	(89)	—	—	—	—	—
Stock compensation	—	—	5,832	—	—	5,832	—	5,832
Shares withheld for taxes	(82,654)	(41)	(2,262)	—	—	(2,303)	—	(2,303)
Balance at December 31, 2012	20,085,865	10,043	198,117	(5,118)	65,550	268,592	39,667	308,259
Net income	—	—	—	—	4,991	4,991	(55)	4,936
Other comprehensive income	—	—	—	(212)	—	(212)	—	(212)
Exercise of stock options and related tax benefit of $3	7,567	4	207	—	—	211	—	211
Restricted stock issuance	75,749	37	(37)	—	—	—	—	—
Stock compensation	—	—	646	—	—	646	—	646
Shares withheld for taxes	(28,309)	(14)	(831)	—	—	(845)	—	(845)
Warrants issued as dividends (3,000,000 warrants)	—	—	6,930	—	(6,930)	—		—
Balance at September 30, 2013	20,140,872	$10,070	$205,032	$(5,330)	$63,611	$273,383	$39,612	$312,995
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
The periods ending September 30, 2013 and 2012 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential segment and statements of cash flows. The Company’s September 30, 2013 and December 31, 2012 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
2.     EQUITY
Earnings Per Share (EPS)
Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the issuance of common stock upon exercise of stock options, warrants to purchase common stock, and vesting of stock grants per U.S. generally accepted accounting principles, or GAAP.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Weighted average number of shares outstanding:
Common stock	20,140,473	20,074,233	20,125,792	20,030,396
Common stock equivalents-stock options, grants	45,489	18,821	40,864	58,695
Diluted shares outstanding	20,185,962	20,093,054	20,166,656	20,089,091
Warrants
On August 7, 2013, Tejon Ranch Co. (the “Company”) announced that its Board of Directors declared a dividend of warrants (the “Warrants”) to purchase shares of Company common stock, par value $0.50 per share (“Common Stock”) to holders of record of Common Stock as of August 21, 2013 (the “Record Date”). The Warrants were distributed to shareholders on August 28, 2013. Each Warrant will entitle the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants will be exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. Each holder of Common Stock as of the Record Date received a number of Warrants equal to the number of shares held multiplied by 0.14771, rounded to the nearest whole number. No cash or other consideration will be payable in respect of any fractional Warrants that are rounded down. The Company issued an aggregate of 3,000,000 Warrants. The Company issued the Warrants pursuant to a Warrant Agreement, dated as of

August 7, 2013, between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent (the “Warrant Agreement”).
3.     MARKETABLE SECURITIES
The Company classifies its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis.
The following is a summary of available-for-sale securities at:

		September 30, 2013		December 31, 2012
($ in thousands)	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,717	$1,707	$1,578	$1,571
with unrecognized losses for more than 12 months		111	111	508	507
with unrecognized gains		7,006	7,050	5,586	5,628
Total Certificates of deposit	Level 1	8,834	8,868	7,672	7,706
US Treasury and agency notes
with unrecognized losses for less than 12 months		5,853	5,841	3,057	3,024
with unrecognized losses for more than 12 months		3,948	3,930	874	873
with unrecognized gains		5,957	6,001	12,175	12,267
Total US Treasury and agency notes	Level 2	15,758	15,772	16,106	16,164
Corporate notes
with unrecognized losses for less than 12 months		9,155	9,049	1,993	1,971
with unrecognized losses for more than 12 months		316	315	201	200
with unrecognized gains		22,082	22,338	29,210	29,653
Total Corporate notes	Level 2	31,553	31,702	31,404	31,824
Municipal notes
with unrecognized losses for less than 12 months		1,378	1,360	1,961	1,948
with unrecognized losses for more than 12 months		1,045	1,040	620	613
with unrecognized gains		5,689	5,745	6,702	6,794
Total Municipal notes	Level 2	8,112	8,145	9,283	9,355
		$64,257	$64,487	$64,465	$65,049
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
At September 30, 2013, the fair market value of investment securities exceeded the cost basis by $230,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at September 30, 2013. The Company has determined that any unrealized losses in the portfolio are temporary as of September 30, 2013. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of September 30, 2013, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $212,000, which is net of estimated taxes of $142,000.

As of September 30, 2013, the Company’s gross unrealized holding gains equal $400,000 and gross unrealized holding losses equal $170,000.
The following tables summarize the maturities, at par, of marketable securities by year:

(in thousands)
At September 30, 2013	2013	2014	2015	2016	2017	Total
Certificates of deposit	$965	$1,627	$4,213	$1,501	$437	$8,743
U.S. Treasury and agency notes	890	6,787	5,168	2,350	592	15,787
Corporate notes	1,752	6,729	10,137	6,604	5,074	30,296
Municipal notes	450	3,675	2,205	1,235	295	7,860
	$4,057	$18,818	$21,723	$11,690	$6,398	$62,686

(in thousands)
At December 31, 2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,268	$1,627	$4,316	$301	$7,512
U.S. Treasury and agency notes	6,285	7,248	2,633	11	16,177
Corporate notes	10,916	6,729	9,420	3,325	30,390
Municipal notes	2,305	4,340	1,960	400	9,005
	$20,774	$19,944	$18,329	$4,037	$63,084
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

Purchased water assets consist of the following:

(in acre feet)	September 30, 2013	December 31, 2012
Banked water and water for future delivery
AVEK water bank	12,280	11,478
Company water bank	8,818	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	23,460	22,540
Transferable water with AVEK*	14,786	14,786
SWP contracts	3,444	3,444
Total purchased water - third parties	41,690	40,770
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,479	5,479
TCWD - Banked water contracted to Company	38,943	38,943
Total purchased and contracted water sources in acre feet	101,659	100,739

($ in thousands)	September 30, 2013	December 31, 2012
Banked water and water for future delivery - Company and AVEK	$4,779	$4,448
Transferable water	10,862	8,988
SWP Contracts (net of accumulated amortization of $2,552 and $2,021 at September 30, 2013 and December 31 2012, respectively)	15,416	15,837
Total water assets	31,057	29,273
Less: current portion	(708)	(708)
Long-term water assets	$30,349	$28,565
*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 22,179 acre feet.
5.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	September 30, 2013	December 31, 2012
Accrued vacation	$689	$674
Accrued paid personal leave	631	662
Accrued bonus	1,721	573
Property tax payable	510	—
Other	701	223
	$4,252	$2,132
6.     SHORT-TERM AND LONG TERM DEBT
Long-term debt consists of the following:

($ in thousands)	September 30, 2013	December 31, 2012
Note payable to a financial institution	$4,750	$253
Less current portion	(231)	(41)
	$4,519	$212
During the third quarter of 2013, we entered into a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.

We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2013, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in December 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $175,000,000 and liquid assets of not less than $25,000,000. At September 30, 2013 our tangible net worth was $317,745,000 and liquid assets were $73,569,000. A portion of our farm acreage secures this line of credit.
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

Performance Share Grants with Performance Conditions (in shares)
Below threshold performance	—
Threshold performance	82,878
Target performance	407,757
Maximum performance	595,575
The following is a summary of the Company’s stock grant activity assuming target achievement for outstanding performance grants for the following periods:

	September 30, 2013	December 31, 2012
Stock Grants Outstanding Beginning of the Year	688,041	744,508
New Stock Grants/Estimated additional shares maximum performance	96,087	113,643
Vested Grants	(62,997)	(170,110)
Expired/Forfeited Grants	(221,552)	—
Stock Grants Outstanding September 30, 2013	499,579	688,041
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of September 30, 2013 was $4,138,000 and 30 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock.

The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or Employee 1998 Plan, and the NDSI Plan for the following periods:

	Nine Months Ended	Nine Months Ended
Employee 1998 Plan:	September 30, 2013	September 30, 2012
Expensed	$17,000	$3,898,000
Capitalized	245,000	281,000
	262,000	4,179,000
NDSI Plan	384,000	286,000
	$646,000	$4,465,000
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
8.    INCOME TAXES
For the nine months ended September 30, 2013, the Company incurred a net income tax expense of $1,752,000 compared to a net income tax expense of $1,461,000 for the nine months ended September 30, 2012. These represent effective income tax rates of approximately 28% and 25% for the nine months ended September 30, 2013 and, 2012, respectively. The effective tax rate for the first nine months of 2013 is calculated based on the year to date net income for 2013 adjusted for estimated permanent tax differences such as depletion allowances. During 2013, depletion allowances have decreased due to lower oil and gas revenues compared to 2012. As of September 30, 2013, our balance sheet reflects an income tax payable of $835,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first nine months ended September 30, 2013, the Company made income tax payments of $115,000 for the 2013 tax year.
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
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for Tejon Ranch Commerce Center, or TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $39,750,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $80,250,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
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
During April, 2011, the plaintiff filed his second amended complaint against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July, 2011 related to his second amended complaint. Thereafter, the case was reassigned to Magistrate Judge McAuliffe. On January 18, 2012, the Judge McAuliffe issued an order dismissing all claims in plaintiff's second amended complaint for failure to state a cause of action and/or for lack of jurisdiction, but allowing the plaintiff one more opportunity to state certain land claims provided plaintiff file an amended complaint on or before February 17, 2012. The court also indicated that it was considering dismissing the case due to the lack of federal recognition of the "Kawaiisu Tribe". The court then granted plaintiff an extension until March 19, 2012 to file his third amended complaint.
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
On September 24, 2012, Robinson (through another new counsel) filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013 On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As an excuse Robinson’s new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. The motion to reinstate the appeal was accompanied by a proposed opening brief. In response, the Company and the County of Kern filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice ("DOJ") did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 (Sunday) for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. Thereafter, DOJ requested and obtained further extensions of time to file its answering brief, first to August 27, 2013, and finally to September 17, 2013. The Company filed its answering brief and supplemental excerpts of record on August 27, 2013. Kern County and DOJ both filed their answering briefs on September 17, 2013. Both the Company and Kern County (but not DOJ) included in their answering briefs the argument that the Court of Appeal lacks jurisdiction to hear the appeal because Robinson did not show the required extraordinary good cause for his failure to file his opening briefs. Robinson is entitled to file optional reply briefs and has obtained an extension of time to November 12, 2013, to do so. In the meantime, the Company continues to believe that a negative outcome of this case is remote at this time and the monetary impact of an adverse result, if any, also cannot be estimated at this time.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The next phase of trial is anticipated to occur in the 1st or 2nd quarter of 2014 and may address a number of issues, including whether prescription of rights to groundwater has occurred. At this time, it is difficult to ascertain whether a settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
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
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the State Water Project contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit.The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by the same plaintiffs in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits.  In an initial favorable ruling on January 25, 2013, Judge Frawley determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and barred by the statutes of litigation and doctrine of latches. The substantive hearing on the challenges to the EIR is scheduled for January 31, 2014. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuit. The monetary value of a potential adverse outcome on the claim likewise cannot be estimated at this time.
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
The Benefit Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At September 30, 2013, the investment mix was approximately 58% equity, 35% debt, and 7% money market funds. At December 31, 2012, the investment mix was approximately 71% equity, 26% debt and 3% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.0% in 2013 and 2012. The expected long-term rate of return on plan assets is 7.5% in 2013 and 2012. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Nine Months Ended
(In thousands)	2013	2012
Cost components:
Service cost-benefits earned during the period	$(213)	$(188)
Interest cost on projected benefit obligation	(282)	(288)
Expected return on plan assets	342	335
Net amortization and deferral	(144)	(165)
Total net periodic pension cost	$(297)	$(306)
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

	Nine Months Ended
(In thousands)	2013	2012
Cost components:
Service cost-benefits earned during the period	$(129)	$(129)
Interest cost on projected benefit obligation	(162)	(162)
Net amortization and deferral	(216)	(48)
Total net periodic pension cost	$(507)	$(339)

11.     BUSINESS SEGMENTS
The Company has identified four reportable segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming.
The revenue components of our commercial/industrial real estate development segment for the nine months ended September 30 are as follows:

(In thousands)	2013	2012
Commercial leases	$5,078	$4,537
Grazing leases	1,090	958
Land Sale	—	648
All other land management ancillary services	2,221	1,366
	$8,389	$7,509
Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Calpine power plant lease, communication tower rents, and payments from easement leases. All other land management ancillary services include wildlife management, landscape and property maintenance, and building management services. During the first eight months of 2012, the Company’s game management operations were temporarily suspended in order to complete the development of a new sales program and operating procedures. Please refer to Form 8-K filed on January 20, 2012 regarding the Company’s game management and hunting operations. Game management reopened operations on September 1, 2012.
The resort/residential real estate development segment produces revenues from farming activities such as hay and alfalfa sales within the Centennial Founders, LLC and is actively involved in the land entitlement and pre-development process. The farming segment produces revenues from the sale of wine grapes, almonds and pistachios.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies who extract or mine the natural resources from our land. The following table summarizes these activities:

	Nine Months Ended
($ in thousands)	September 30, 2013	September 30, 2012
Oil and gas	$6,198	$9,137
Rock aggregate	639	944
Cement	581	559
Land lease for oil exploration	637	592
	$8,055	$11,232
12.     INVESTMENTS IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at September 30, 2013 was $62,000,000. The equity in the income of the unconsolidated joint ventures was $2,920,000 for the nine months ended September 30, 2013. The unconsolidated joint ventures have not been consolidated as of September 30, 2013, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations at the facility. At September 30, 2013, the Company had an equity investment balance of $10,296,000 in this joint venture.

•
Tejon Mountain Village LLC – Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB TMV LLC (a wholly owned subsidiary of DMB Associates, Inc.) formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At September 30, 2013, the Company’s equity investment balance in this joint venture was $43,379,000.

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

During the second quarter of 2013, we entered into a new joint venture with Rockefeller, the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage a 326,000 square foot outlet center on land at TRCC-East. This outlet center is estimated to cost approximately $86 million to construct and will be funded through a construction loan for up to 60% of the costs and equity from the members. This joint venture is separate from the above agreement to develop up to 500 acres. During the second quarter of 2013, we contributed land and other assets at an agreed value of $10,558,000 for our capital contribution and Rockefeller matched our capital contribution with cash.
At September 30, 2013, the Company’s combined book value equity investment balance in these three joint ventures was $8,325,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a variable interest entity, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At September 30, 2013 the Company had a 72.52% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed-upon contribution value of the assets contributed.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of September 30, 2013 and December 31, 2012 and condensed statements of operations for the nine months ended September 30, 2013 and September 30, 2012 are as follows:

($ in thousands)	UNCONSOLIDATED						CONSOLIDATED
Statement of Operations for the nine months ended September 30, 2013	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	TRCC/Rock Outlet Center	Total	Centennial-VIE
Gross revenues	$86,662	$2,518	$—	$47	$—	$89,227	$628
Net income (loss)	$4,515	$102	$(104)	$42	$(289)	$4,266	$(196)
Partner’s share of net income (loss)	$1,806	$51	$(52)	$21	$(145)	$1,681	$(55)
Equity in income (losses)	$2,709	$51	$(52)	$21	$191	$2,920	$—
Balance Sheet Information as of September 30, 2013
Current assets	$13,871	$2,000	$2,293	$35	$7,670	$25,869	$189
Property and equipment, net	43,776	17,592	96,727	4,470	13,994	176,559	74,668
Other assets	217	536	—	—	—	753	—
Long-term debt	(16,797)	(11,000)	—	—	—	(27,797)	—
Other liabilities	(2,855)	(163)	(483)	(10)	(838)	(4,349)	(654)
Net assets	$38,212	$8,965	$98,537	$4,495	$20,826	$171,035	$74,203

($ in thousands)	UNCONSOLIDATED					CONSOLIDATED
Statement of Operations for the nine months ended September 30, 2012	Petro Travel Plaza Holdings	Five West Parcel	Tejon Mountain Village	18-19 West	Total	Centennial-VIE
Gross revenues	$92,564	$1,818	$—	$66	$94,448	$267
Net income (loss)	$3,388	$(267)	$(63)	$59	$3,117	$(388)
Partner’s share of net income (loss)	$1,355	$(134)	$(32)	$30	$1,219	$(119)
Equity in income (losses)	$1,783	$(133)	$(31)	$29	$1,648	$(269)
Balance Sheet Information as of December 31, 2012
Current assets	$9,577	$194	$218	$42	$10,031	$491
Property and equipment, net	44,196	19,025	92,846	4,412	160,479	72,356
Other assets	246	683	—	—	929	—
Long-term debt	(17,358)	(11,000)	—	—	(28,358)	—
Other liabilities	(3,350)	(39)	(224)	(1)	(3,614)	(1,099)
Net assets	$33,311	$8,863	$92,840	$4,453	$139,467	$71,748
13.     SUBSEQUENT EVENTS
On November 6, 2013, the Company completed the acquisition of a water purchase agreement from DMB Pacific LLC, or DMB, that will allow the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The aggregate purchase price was approximately $18,700,000 and was paid one-half in cash and one-half in shares of Company common stock. The number of shares of common stock delivered was determined based on the volume weighted average price of common stock for the ten trading days that ended two days prior to closing.
This purchase of water is similar to other transactions the Company has completed over the last several years as the Company has been building its water assets for internal needs as well as for investment purposes due to the tight water environment within California.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. The annual cost of water in 2014 under the contract is $656 per acre-foot, subject to annual cost increases based on the greater of the consumer price index and 3%.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses will include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.

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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is TRCC and during the first quarter of 2013 we began land planning activities and the first steps of gathering information to prepare an environmental impact report to entitle the Grapevine Development Area, which is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the two active developments are TMV and the Centennial master planned community. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, and a lease with National Cement. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios.
For the first nine months of 2013 we had net income of $4,936,000 compared to net income of $4,295,000 for the first nine months of 2012. When comparing to the first nine months of 2012, the improvement in net income is primarily the result of improved equity in earnings of unconsolidated joint ventures and a reduction in operating expenses.
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
Results of Operations
Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012
Total revenues for the first nine months of 2013 were $32,363,000 compared to $33,542,000 for the first nine months of 2012. This decrease of $1,179,000, or 4%, in total revenues is primarily attributable to a decrease in mineral resources revenues, partially offset by improved revenues from the other operating segments.
Commercial/industrial revenues improved $880,000, or 12%, in the first nine months of 2013 compared to the same period in 2012. The improvement is primarily due to a $1,036,000 increase in hunting and grazing lease revenues, as our hunting program was closed during the first eight months of 2012. Additionally, percentage rent from our Calpine power plant increased $477,000. These increases were partially offset by a $648,000 decrease in land sale revenue recognized in the first half of 2012 related to the deferred gain from the land sale to Caterpillar that occurred in December of 2011.
Commercial/industrial expenses increased by $550,000, or 6%, during the first nine months of 2013 compared to the same period in 2012, primarily due to a $453,000 increase in hunting department expenses resulting from the re-opening of the hunting program in September 2012, a $290,000 increased allocation from corporate general and administrative, and a $195,000 increase in assessments from TCWD. These increases are partially offset by a $173,000 decrease in stock compensation mainly due to a change in estimate in 2012 of a performance condition tied to the TMV and Centennial projects. Additional decreases in expenses are tied to lower employee benefit expenses in 2013 due to a change in policy in 2012 and reduced marketing expenses, as the budget for the marketing of the outlet center is now included in the TRCC/Rock Outlet Center LLC joint venture.
Resort/residential revenues increased $614,000, or 230%, during the first nine months of 2013 compared to the same period in 2012, primarily due to a $354,000 increase in ancillary hay sales at the Centennial project and a $235,000 increase in management fees from the TMV project.
Resort/residential expenses decreased $1,207,000, or 34%, in the first nine months of 2013 compared to the same period in 2012, primarily due to a $1,246,000 decrease in compensation, mainly stock compensation due to the reversal of previously recorded expense related to unvested awards of an executive who left the Company and a change in estimate in 2012 of a performance condition tied to the TMV and Centennial projects.
Mineral resources revenues decreased $3,177,000, or 28%, during the first nine months of 2013 compared to the same period in 2012, due to approximately $545,000 in revenues recorded in the first quarter of 2012 from new wells that came on-line, a decrease in production of 29% resulting from temporary closures of existing wells for maintenance, expansion of production facilities, and regulatory permitting management. In addition, the price per barrel of oil decreased by 1% when compared to the first nine months of 2012.
Farming revenues increased $504,000, or 3%, during the first nine months of 2013 compared to the same period in 2012, primarily due to a $2,059,000 increase in almond revenues. This improvement in almond revenue compared to the same period in 2012 is driven by a 64% increase in price for the sale of our prior year almond crop inventory as well as sales for our current 2013 crop. This increase in pricing was slightly offset by a 9% decrease in almond pounds sold. At September 30, 2013, there were 16% of almond acres remaining to be harvested. During the summer, high winds damaged all of our crops at varying degrees resulting in lower production levels for all crops. Pistachio revenues decreased $1,387,000 resulting from a 29% decrease in pounds sold, as a result of this being a down production cycle year coupled with the wind damage. Average price per pound of pistachios increased 6%. At September 30, 2013, all pistachio acres were harvested. Wine grape revenues decreased $293,000 resulting from a 33% decrease in tons sold, as a result of a 25% reduction of the French Columbard variety due removal of old vines, coupled with the wind damage. At September 30, 2013, approximately 50% of the wine grape acreage remains to be harvested.
Farming expenses increased $1,436,000, or 17%, during the first nine months of 2013 compared to the same period in 2012, primarily due to increases of $827,000, $530,000 and $230,000 for almonds, wine grapes and pistachios crop cost of sales, mainly due to an early 2013 harvest as compared to last year.

Corporate expenses decreased $2,035,000, or 22%, during the first nine months of 2013 compared to the same period in 2012, primarily due to a $2,605,000 decrease in stock compensation primarily due to the reversal of expense associated with grants that will not vest upon the Chief Executive Officer's retirement in December 2013 coupled with a change in estimate in the second quarter of 2012 of a performance condition tied to the TMV project, and a $685,000 increase in allocations to other segments. These decreases were partially offset by a $721,000 increase in professional services primarily related to general business consulting, responding to the SEC comment letter, the warrant dividend program, and consulting services in preparation for increased business activity from the outlet center. Other expenses that increased are $241,000 higher licensing fees for IT software and a $217,000 increase in charitable donations mainly to the Bakersfield Houchin Blood Bank.
Our share of earnings from our joint ventures increased $1,272,000 during the first nine months of 2013 compared to the same period in 2012, primarily due to $988,000 higher income from our TA/Petro joint venture mainly due to improved non-fuel margins and lower operating and interest expenses. Additionally, our share of income from our Five West Parcel LLC joint venture increased $184,000 mainly due to the increased occupancy of the Five West Parcel building that started in April 2012 and a credit from our partner in the TRCC/Rock Outlet Center LLC joint venture to reimburse us for outlet center marketing expenses incurred before the joint venture was established.
Net income attributable to common stockholders for the first nine months of 2013 increased $577,000 to $4,991,000 compared to the same period in 2012. The increase is tied to lower total expenses primarily due to the decrease in stock compensation expense and an increase in equity in earnings of unconsolidated joint ventures largely from our TA/Petro joint venture which was partially offset by lower total revenues, mainly from mineral resources and an increase in income tax expense.

Comparison of three months ended September 30, 2013 to three months ended September 30, 2012
Total revenues for the third quarter of 2013 were $15,128,000 compared to $16,114,000 for the third quarter of 2012. This decline of $986,000, or 6%, in total revenues is primarily attributable to a decrease in mineral resources revenues.
Commercial/industrial revenues improved $104,000, or 4%, when compared to the third quarter of 2012. The improvement is primarily due to an increase in percentage rent from our Calpine power plant and improved revenues from ancillary services such as the hunting program.
Commercial/industrial expenses increased by $234,000, or 8%, compared to the third quarter of 2012, primarily due to a $160,000 increase in assessments from TCWD, a $131,000 decrease in capitalized project costs, and an $84,000 increase in stock compensation expense compared to the same period in 2012 due to a change in estimate during 2012 tied to the Centennial project that reduced expense. These increases were partially offset by a $122,000 decrease in compensation as a result of changes to employee benefits recorded in 2012.
Resort/residential revenues increased $278,000, or 211%, during the third quarter of 2012, primarily due to the timing of ancillary hay sales at the Centennial project and an increase in management fees from the TMV project.
Resort/residential expenses decreased $626,000, or 44%, compared to the third quarter of 2012, primarily due to a $381,000 decrease in compensation, including stock compensation, related to an executive who left the Company. Professional services decreased $120,000 mainly due to performance fees paid to consultants in 2012 related to achievement of development milestones. Additionally, ancillary cost of crop sales decreased $78,000,
Mineral resources revenues decreased $1,023,000, or 30%, compared to the third quarter of 2012, primarily due to a 32% decrease in production, as described above which was partially offset by a 12% increase in the average price per barrel of oil when compared to the third quarter of 2012.
Farming revenues decreased $345,000, or 4% during the third quarter of 2013 compared to the same period of 2012, primarily due to a $1,335,000 decrease in pistachio revenues, $293,000 decrease in wine grape revenues, partially offset by a $1,184,00 increase in almond revenues. During the summer, high wind damaged all of our crops at varying degrees resulting in lower production levels. The decrease in pistachio revenues was driven by a 31% decrease in pounds sold during the third quarter, as a result of this being a down production cycle year coupled with the wind damage. The average price of pistachios increased 11%. The decrease in wine grape revenues was due to a 33% decrease in tons sold, as a result of a 25% reduction in acreage of the French Columbard variety due to the removal of vines, coupled with wind damage on current grape crop. The $1,184,000 increase in almond revenues were driven by a 29% increase in average price per pound and a 28% increase in pounds sold when compared to the third quarter of 2012. The increase in pounds sold was mainly due to an early harvest. However, we expect total production to be lower due to wind damage.
Farming expenses increased $1,221,000, or 24%, during the third quarter of 2013 compared to the same period in 2012, primarily due to a $862,000 increase in almond crop cost of sales, a $466,000 increase in wine grape crop cost of sales, and a

$313,000 increase in pistachio crop cost of sales. The increases in crop expenses are mainly due to an early harvest and timing of sales. These increases are partially offset by a $310,000 decrease in water costs for credits received for pumping the Ranch's ground water into the district water system.
Corporate expenses increased $323,000, or 12%, during the third quarter of 2013 compared to the third quarter of 2012, primarily due to a $232,000 increase in professional services mainly for consulting related to general business activities and the warrant dividend program. Licenses increased $114,000 primarily related to our software infrastructure. Stock compensation increased $322,000 compared to the same period in 2012 due to a change in estimate during 2012 tied to the Centennial project that reduced expense, as well as an increase in grants to the board of directors. These increases are partially offset by a $232,000 increase in allocations to other segments and a $98,000 decrease in compensation compared to 2012 due to a change in employee benefits.
Our share of earnings from our joint ventures increased $127,000 in the third quarter of 2013 compared to the third quarter of 2012, primarily due to a $223,000 higher income from our TA/Petro joint venture mainly due to improved non-fuel margins and lower interest expense.
Net income attributable to common stockholders during the quarter ended September 30, 2013 declined $1,729,000 to $2,292,000. The decrease is driven by lower mineral resources revenues and higher farming expenses, as a result of the timing of the 2013 crop harvest.
Future activities within the commercial/industrial segment continue to be focused on the marketing and development of commercial/industrial and retail product offerings within TRCC-East and completing the build-out of TRCC-West. These developments are being planned to coincide with what we anticipate to be future market demand, although the timing and extent of the future market demand is difficult for us to predict. During the second quarter of 2013, we began construction of an outlet center through the TRCC/Rock Outlet Center LLC joint venture. It is expected the outlet center will be completed during late summer of 2014. We are continuing to work with a number of potential tenants to finalize leases for our outlet center and we hope to complete these activities during fourth quarter of 2013. We completed a new phase of master infrastructure development within TRCC-East during the first quarter of 2013. This new infrastructure will begin to open up retail and industrial sites in the southern section of the TRCC-East development.
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

Most of the expenses incurred within our resort/residential segment during 2013 will be focused on the ongoing implementation of the Ranch Wide Management Plan section of the Conservation and Land Use Agreement and in coordinating efforts with our joint venture partners in the achievement of entitlement for Centennial Founders, LLC, The Grapevine Development Area, and beginning of pre-development activities at TMV.
All of our crops are sensitive to the size of each year's world crop. Large crops in California and abroad can rapidly depress prices. Thus far during the 2013 almond and pistachio prices remain strong and almond prices have increased approximately 64% compared to the first nine months of 2012. With demand remaining strong for almonds and pistachios, estimated pricing for the 2013 crop harvest is expected to be comparable to and possibly better than 2012. Pricing for 2013 will ultimately be based on the size of the 2013 crop, which at this time in the harvest season appears smaller than the prior year.
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
Income Taxes
For the nine months ended September 30, 2013, the Company incurred a net income tax expense of $1,752,000 compared to a net income tax expense of $1,461,000 for the nine months ended September 30, 2012. These represent effective income tax rates of approximately 28% and 25% for the nine months ended September 30, 2013 and, 2012, respectively. The effective tax rate for the first nine months of 2013 is calculated based on the net income for the first nine months 2013 adjusted for estimated permanent tax differences such as depletion allowances. During 2013, depletion allowances have decreased due to lower oil and gas revenues compared to 2012. As of September 30, 2013, our balance sheet reflects an income tax payable of $835,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first nine months ended September 30, 2013, the Company made income tax payments of $115,000 for the 2013 tax year.
Cash Flow and Liquidity
Our cash, cash equivalents and marketable securities totaled approximately $73,569,000 at September 30, 2013, an increase of $1,301,000, or 2%, from the corresponding amount at the end of 2012. Cash, cash equivalents and marketable securities increased during the first nine months of 2013 due to the reimbursement of infrastructure costs of $14,139,000 from the East CFD and an increase in long term debt, which is partially offset by property and equipment expenditures, infrastructure development costs, investment in joint ventures, and payroll taxes paid on vested stock grants.
The following table shows our cash flow activities for the nine months ended September 30:

(In thousands)	2013	2012
Operating activities	$5,025	$11,486
Investing activities	$(7,025)	$(20,510)
Financing activities	$3,863	$(2,140)
During the first nine months of 2013, our operations provided $5,025,000 of cash primarily attributable to operating results mainly from farming revenues, mineral resources revenues, and investment income. These increases in cash were partially offset by an increase in accounts receivable and a decrease in accounts payable.
During the first nine months of 2012, our operations provided $11,486,000 of cash primarily from $7,200,000 cash distributions from our Petro joint venture and improved operating results mainly from oil royalties and crop revenues. These increases in cash were partially offset with income tax payments, net of refunds, totaling approximately $2,821,000 related to the 2011 tax year.
During the first nine months of 2013, investing activities used $7,025,000 of cash primarily as a result of $15,789,000 in capital expenditures, $2,899,000 net investment in our unconsolidated joint ventures. $473,000 net investment in marketable securities. These expenditures were partially offset by a $14,139,000 in reimbursement proceeds for public infrastructure costs through the communities facilities district, or CFD and $512,000 in reimbursements for outlet center costs incurred prior to the formation of the joint venture. Included in the $15,789,000 of capital expenditures during the first nine months of 2013 was $2,352,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of $13,437,000 of investments in TRCC infrastructure, primarily associated with the development of an outlet center on land at TRCC-East and ordinary capital expenditures such as farm equipment replacements and crop development.
During the first nine months of 2012, investing activities used $20,510,000 of cash primarily as a result of the $435,000 net investment in marketable securities, $15,777,000 in capital expenditures, described below, and $5,404,000 in contributions in our unconsolidated joint ventures, partially offset by a $1,012,000 distribution from our Five West Parcel LLC joint venture. Included in the $15,777,000 of capital expenditures during the first nine months of 2012 was $2,012,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements and crop development.
We estimate that our investment requirements for 2013 could total approximately $22,000,000. These amounts include contributions to our joint ventures, primarily TMV, the TRCC/Rock Outlet Center joint venture, and Centennial, investments in infrastructure within TRCC-East and investment related to the first phase of land planning and entitlement for the Grapevine Development Area. We are also purchasing an additional water contract for 6,693 acre feet of water during the fourth quarter of 2013. Contributions to joint ventures will be related to the entitlement process for Centennial Founders LLC and litigation costs, and pre-development costs for TMV and construction development of the new TRCC/Rock Outlet Center LCC joint venture.
During the first nine months of 2013, financing activities provided $3,863,000 in cash, primarily as the result of entrance into a $4,750,000 debt agreement which was partially offset by payroll taxes on issuance of restricted stock grants and the repayment of long term debt for a building being leased to Starbucks. During the first nine months of 2012, financing activities used $2,140,000 in cash, primarily as a result of payroll taxes on issuance of restricted stock grants. At September 30, 2013 and at the date of filing of this Form 10-Q there was no outstanding balance on our line of credit.
Capital Structure and Financial Condition
At September 30, 2013, total capitalization at book value was $317,745,000 consisting of $4,750,000 of debt and $312,995,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 1.5%, which is slightly higher than the debt-to- total-capitalization ratio at December 31, 2012.
We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2013, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 2.50% over a selected LIBOR rate or can be fixed at 2.25% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in December 2013), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interests, plus debt less intangible assets, not less than $175,000,000 and liquid assets of not less than $25,000,000. At September 30, 2013 our tangible net worth was $317,745,000 and liquid assets were $73,569,000. This line of credit is secured by a portion of our farm acreage.
The outstanding long-term debt, less current portion of $231,000, was $4,519,000 at September 30, 2013. During the third quarter of 2013, we entered into a debt agreement to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and for working capital purposes.
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
During October 2012, we filed a shelf registration statement on Form S3, which went effective May 2013. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration will allow for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provide us with a variety of capital funding options that can then be used and appropriately matched to the funding need. As noted above, at September 30, 2013, we had $73,569,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs.
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of warrants to purchase shares of Company common stock, par value $0.50 per share to holders of record of Common Stock as of August 21, 2013. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant will entitle the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants will be exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. Each holder of Common Stock as of the Record Date received a number of Warrants equal to the number of shares held multiplied by 0.14771, rounded to the nearest whole number. No cash or other consideration will be payable in respect of any fractional Warrants that are rounded down. The Company issued an aggregate of 3,000,000 Warrants. The Company issued the Warrants pursuant to a Warrant Agreement, dated as of August 7, 2013, between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. Proceeds received from the exercise of the Warrants will be used to provide additional working capital for generate corporate purposes, including development activities within the Company's industrial and residential projects and to continue its investments into water assets and water facilities.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$4,750	$231	$493	$537	$3,489
Interest on fixed rate debt	1,682	197	364	321	800
Line of Credit	8	8	—	—	—
Letter of Credit Fee	83	—	83	—	—
Tejon Ranch Conservancy	4,080	640	1,130	880	1,430
Cash contract commitments	5,361	5,361	—	—	—
Defined Benefit Plan	4,050	850	1,600	1,600	—
SERP	3,910	419	824	800	1,867
Estimated minimum payments to WRMWSD	55,000	2,500	5,000	5,000	42,500
Total contractual obligations	$78,924	$10,206	$9,494	$9,138	$50,086
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
Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA created two CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $39,750,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $80,250,000 of additional bond debt authorized by TRPFFA.
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
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. For a further discussion, please refer to “Note 12. Investments in Unconsolidated Joint Ventures” in the Notes to Unaudited Consolidated Financial Statements in this report.
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
Our line-of-credit currently has no outstanding balance. The interest rate on our line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $4,750,000 has a fixed interest rate of 4.25% and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.
At September 30, 2013, we had no outstanding interest rate swap agreements. However during 2012, TA/Petro, an unconsolidated joint venture of the Company, had an interest rate swap agreement with respect to its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matured in August 2012.

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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2013
(In thousands except percentage data)

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at September 30, 2013
Assets:
Marketable securities	$4,062	$18,971	$22,245	$12,229	$6,750	$—	$64,257	$64,487
Weighted average interest rate	1.60%	1.40%	1.45%	1.19%	1.32%	—%	1.38%
Liabilities
Long-term debt	$57	$234	$244	$255	$266	$3,694	$4,750	$4,750
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
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
Commodity Price Exposure
As of September 30, 2013, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2012 and 2011 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $10,341,000 of accounts receivable outstanding at September 30, 2013, $7,764,000 or 72% is at risk to changing prices. Of the amount at risk to changing prices, $4,164,000 is attributable to pistachios and $963,000 is attributable to almonds. Additionally, $2,547,000 is not at risk to changing prices and is part of a bonus receivable for pistachios. The comparable amount of accounts receivable at risk to price changes at December 31, 2012 was $7,867,000, or 82% of the total accounts receivable of $8,768,000. Of the December 31, 2012 amount at risk to changing prices, $5,025,000 is related to pistachios and $2,842,000 is related to almonds.
The price estimated for recording accounts receivable for pistachios recorded at September 30, 2013 was $2.40 per pound, as compared to $2.20 per pound at December 31, 2012. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $17,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, our estimate is in the range of prices received for the last three years, which have ranged from $1.91 to $2.75. With respect to almonds, the price estimated for recording the receivable was $2.51 per pound. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $4,000. The range of final prices over the last three years for almonds has ranged from $1.71 to $3.06 per pound.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits:

3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.6	*Amended and Restated Stock Option Agreement Pursuant to the 1992 Employee Stock Incentive Plan	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9 (1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10 (1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.11	*Employment Contract – Robert A. Stine	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Unit Agreement	FN 9

10.19	*Form of Restricted Stock Agreement for Directors	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

	10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

	10.25	Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 15

	10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

	10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

	10.28	Warrant Agreement	FN 18

	31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
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

FN 18
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

November 12, 2013	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Executive Vice President, Chief Financial Officer