Form 10-K
period 2013-12-31
TEJON RANCH CO
filed 2014-03-17
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 28, 2013 was $477,145,905 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.
The number of the Company’s outstanding shares of Common Stock on February 28, 2014 was 20,568,058.
____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2014 relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I
Forward Looking Statements
This annual report on Form 10-K contains forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields and prices, water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.
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

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
(Amounts in thousands of dollars)

	2013	2012	2011
Revenues
Real estate—commercial/industrial	$11,148	$9,941	$13,746
Real estate—resort/residential	1,266	583	16,134
Mineral Resources (1)	10,242	14,012	12,206
Farming	22,682	22,553	21,012
Segment revenues	45,338	47,089	63,098
Investment income	941	1,242	1,260
Other income	66	113	98
Total revenues and other income	$46,345	$48,444	$64,456
Segment Profits and Net Income
Real estate—commercial/industrial	$(1,754)	$(2,330)	$525
Real estate—resort/residential	(2,085)	(4,178)	12,192
Mineral Resources (1)	9,780	13,678	11,997
Farming	7,876	9,230	8,437
Segment profits (2)	13,817	16,400	33,151
Investment income	941	1,242	1,260
Other income	66	113	98
Interest expense	—	(12)	—
Corporate expenses	(12,641)	(13,272)	(12,277)
Operating income before equity in earnings of unconsolidated joint ventures	2,183	4,471	22,232
Equity in earnings of unconsolidated joint ventures	4,006	2,535	916
Income before income taxes	6,189	7,006	23,148
Income tax provision	2,086	2,723	7,367
Net income	4,103	4,283	15,781
Net loss attributable to noncontrolling interest	(62)	(158)	(113)
Net income attributable to common stockholders	$4,165	$4,441	$15,894
Identifiable Assets by Segment (3)
Real estate—commercial/industrial	$58,390	$57,151	$56,552
Real estate—resort/residential	124,568	118,627	110,147
Mineral Resources (1)	1,063	1,449	1,193
Farming	31,925	29,538	24,326
Corporate	126,933	121,091	129,758
Total assets	$342,879	$327,856	$321,976

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
Interstate 5, one of the nation’s most heavily traveled freeways, brings approximately 100,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, which includes the Tejon Ranch Commerce Center, or TRCC, the Centennial master planned community on our land in Los Angeles County, or Centennial, our resort and residential community called Tejon Mountain Village, or TMV, and a master planned community within the Grapevine Development Area, or Grapevine. TRCC includes development west of Interstate 5, TRCC-West, and development east of Interstate 5, TRCC-East.
Our real estate activities within our commercial/industrial segment include: entitling, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases, and ancillary land uses such as grazing leases, landscape maintenance fees, and game management revenues. Our real estate operations within our resort/residential segment at this time include land entitlement, land planning and pre-construction engineering, land stewardship and conservation activities.
Commercial/Industrial
Construction:
During early 2013 we completed road, water, and utility infrastructure in support of the Caterpillar distribution center that was completed in 2012. We also began road and utility relocation, water infrastructure development, and construction at TRCC-East at the beginning of 2013 to open up commercial development south of the TravelCenters of America travel plaza site. This infrastructure development is supporting increased retail development, including the development of the Outlets at Tejon.
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
The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. Our most direct regional competitors are in the Inland Empire region of Southern California and areas north of us in the San Joaquin Valley of California. The principal methods of competition in this industry are price, availability of labor, proximity to the port complex of Los Angeles/Long Beach and customer base. A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcles. During 2013, vacancy rates in the Inland Empire continued to decline despite significant construction activity. The decline in vacancy rates has also led to an improvement in lease rates within the Inland Empire. The decline in vacancy rates and improved pricing led developers to increase inventory within the Inland Empire through aggressive spec building programs which continued into late 2013. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2013 commercial/industrial activity.
Joint Ventures:
We are also involved in multiple joint ventures with several partners. Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates three separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in three joint ventures with Rockefeller Development Group, the Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West, that is fully leased, the 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West, and the TRCC/Rock Outlet Center LLC that is currently in the process of constructing an outlet center that is scheduled to be open during August 2014.
Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering and land stewardship and conservation activities. We have three major resort/residential communities within this segment: TMV, which has litigation free entitlement approvals; the Centennial community, which is still progressing through the entitlement process in Los Angeles County; and the new Grapevine community project, which began in 2013 on land owned within Kern County. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement we entered into with five major environmental organizations in 2008 is designed to minimize the opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental groups has been a primary cause of delay and loss of financial value for real estate development projects in California.
Centennial:
The Centennial development is a large master-planned community development encompassing approximately 11,000 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 72.83% ownership interest as of December 31, 2013. Our partners in this joint venture are Pardee Homes, Lewis Investment Company and Standard Pacific Corp.
Since the initial submittal of our administrative-level environmental impact report, or EIR, with respect to the Centennial community to Los Angeles County, we have continued to receive feedback from the Los Angeles Planning Department and have submitted several revisions of our administrative EIR as we work towards the public filing of our EIR and final approval. We are currently working with Los Angeles County to be included in the Antelope Valley Area Plan and the Los Angeles County General Plan in order to gain zoning for our project. We cannot estimate when this process will be completed or if approvals will be granted. Centennial is envisioned to be an ecologically friendly and commercially viable development. Our plan is for a sustainable program that provides for the needs of the community while protecting the environment and will be achieved through our continuing focus on responsible use of limited resources and progressive construction design. We recognize the need to balance expensive “Green Program” certifications with the practicality of investing those same funds in environmentally sound building elements.
Tejon Mountain Village Community:
TMV is planned to be an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, world-class golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. TMV is being developed by Tejon Mountain Village LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partner in this joint venture is DMB Pacific LLC, or DMB, which is a leading resort/recreational planned community developer. Under the joint venture agreement, the parties have agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV.
TMV is fully entitled and all necessary permits have been issued to begin development. Timing of TMV development in the coming years will be dependent on the continued improvement of the economy and an improvement in the second home real estate market. Moving forward at TMV we will focus on the preparation of and analysis of market research studies, product and pricing studies, engineering estimates, and working with our partner regarding the preparation of a land development plan. As outlined in the joint venture operating agreement, upon the joint approval of a development business plan, the Company will be obligated to contribute our land to the joint venture through a deed of trust. If the members do not agree on a development business plan there are a series of additional steps the members must go through to attempt to come to an agreement. If an agreement cannot be reached then Tejon at that point will have the right to acquire our partner's interest at a fair market value.
Grapevine Development Area:
Grapevine is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. We are currently focusing on approximately 8,800 acres for a mixed use development to include housing, retail, and commercial industrial components. The 2008 Conservation Agreement allows for the development of up to

12,400 acres in this area. California regulatory dynamics may impact the future ability to entitle new development so we began the land planning and entitlement process for Grapevine during 2013 to take advantage of the existing favorable pro-business and political climate in Kern County. We will be performing the necessary due diligence, documentation, and public process for what will ultimately be a new mixed-use community. This process will take several years and the investment of several million dollars to successfully complete.
The greatest competition for the Centennial and Grapevine communities will come from California developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. The developments in these areas will be providing similar housing product as our developments. We will attempt to differentiate our developments through land planning and product offerings. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and range of projects.
Mineral Resources
As mineral resource revenues have grown management has increased its focus on this segment as an area of future growth. This focus and interest in mineral resources has resulted from the growth in revenues and from the potential of future growth through new leases and drilling. The overall improvement in revenues over the last few years has come from increased oil exploration, new production, and an overall higher price for oil in Kern County. Our goal is to continue to market our mineral assets for leasing and encourage new exploration to potentially increase revenues due to the high margins created from these activities.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities. As of December 31, 2013, approximately 7,317 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 539,000 barrels of oil and 423,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2013. Our share of production, based upon average royalty rates during the last three years, has been 196, 286, and 258, barrels of oil per day for 2013, 2012, and 2011, respectively. Approximately 317 active oil wells were located on the leased land as of December 31, 2013. Royalty rates on our leases averaged 13% in 2013. We also have a significant development and exploration lease with Sojitz Energy Venture, Inc. covering approximately 50,000 acres in the San Joaquin Valley portion of the Company’s land.
Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.
We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant, which increased during 2013 compared to 2012. The improvement in shipments is due to an increase in road construction activity as compared to the last two years. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants and at this time we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.
We also lease 521 acres to Granite Construction and Griffith Construction for the mining of rock and aggregate product that is used in construction of roads and bridges. The royalty revenues we receive under these leases are based upon the amount of product produced from the many sites.
Our royalty interests are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil, natural gas, and rock and aggregate product, the inevitable decline in production of existing wells and quarries, and other factors affecting the third-party oil and natural gas exploration and production companies that operate on our lands including the cost of development and production.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,608 almonds—1,683; and pistachios—1,053. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley and we periodically lease 810 acres of land that is used for the growing of vegetables.
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
In 2013, we sold 63% of our grape crop to one winery, 25% to a second winery and the remainder to one other customer. These sales are under long-term contracts ranging from one to thirteen years. In 2013, our almonds were sold to various commercial buyers, with the largest buyer accounting for 34% of our almond revenues. In 2013, the majority of our pistachios were sold to two customers, purchasing approximately 66% and 19% of the crop, respectively. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
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
Our water entitlement for 2013, available from the California State Water Project, or SWP, when combined with supplemental water, was adequate for our farming needs. The State Department of Water Resources, or DWR, has announced its early 2014 estimated water supply delivery at 0% of full entitlement. We expect 2014 to be a difficult water year due to the continuing drought in California. The current 0% allocation of state SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of low water supplies and the drought on 2014 California crop production for almonds, pistachios, and wine grapes, but it could be detrimental to statewide production. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6, Long Term Water Assets, to our Consolidated Financial Statements for additional information regarding our water assets.
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
We also expect continued legislation and regulatory development in the area of climate change and greenhouse gases. It is unclear as of this date how any such developments will affect our business. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require expenditures in the future.
Customers
In 2013 and 2012, Stockdale Oil and Gas, a subsidiary of Occidental Petroleum Corporation, an oil and gas leaseholder, accounted for 10% and 15%, respectively, of our revenues from continuing operations.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Employees
At December 31, 2013, we had 144 full-time employees. None of our employees are covered by a collective bargaining agreement.
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
Executive Officers of the Registrant
The following table shows each of our executive officers and the offices held as of February 28, 2014, the period the offices have been held, and the age of the executive officer. All of such officers serve at the pleasure of the Board of Directors.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	53
Dennis J. Atkinson	Senior Vice President, Agriculture	2008	63
Joseph E. Drew	Senior Vice President, Real Estate	2003	71
Allen E. Lyda	Executive Vice President, Chief Financial Officer	2012	56
Greg Tobias	Vice President, General Counsel	2011	49
A description of present and prior positions with us, and business experience for the past five years is given below.
Mr. Bielli has been employed by the Company since September 2013. Mr. Bielli joined the Company as President and Chief Operating Officer and became President and Chief Executive Officer on December 17, 2013. Prior to joining the Company Mr. Bielli was President of Newland Communities' Western Region and was responsible for overseeing management of all operational aspects of Newland's real estate projects in the region. Mr. Bielli worked with Newland Communities from 2006 through August 2013.
Mr. Atkinson has been employed by us since July 1998, serving as Vice President, Agriculture, until 2008 when he was promoted to Senior Vice President, Agriculture.
Mr. Drew has been employed by us since March 2001, serving until December 2003 as Vice President, Commercial and Industrial Development, when he was promoted to his current position, Senior Vice President, Real Estate.
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
A downturn in national or regional economic conditions could adversely impact our business. Real estate industry conditions improved in 2012 and continued to improve throughout most of 2013 with some leveling of demand from homebuilders beginning in late 2013. We cannot predict whether or not the current economic recovery will continue to improve or remain relatively weak and what impact that will have on the real estate industry. Any deterioration in industry conditions as a result of slow economic growth could adversely affect our business or financial results.
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
We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Federal and state environmental laws also govern the construction and operation of our projects and require compliance with various environmental regulations, including analysis of the environmental impact of our projects and evaluation of our reduction in the projects’ carbon footprint and greenhouse gas emissions. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, emissions of greenhouse gases, water availability and criticism of proposed development in rural areas as being “sprawl”. In addition, California has a specific statutory and regulatory scheme intended to reduce greenhouse gas emissions in the state and efforts to enact federal legislation to address climate change concerns could require further reductions in our projects’ carbon footprint in the future.
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
Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TRCC, Centennial, TMV, and Grapevine involve obtaining various governmental permits and/or entitlements. A delay in obtaining governmental approvals could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.
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
Our developable land is concentrated entirely in California. All of our developable land is in California and our business is especially sensitive to the economic conditions within California. Any adverse change in the economic climate of California, or our regions of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located could adversely affect our real estate development activities. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.
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
Within our real estate projects we incur significant costs before we can begin development or construction of our projects, sell and deliver units to our customers or begin the collection of rent and recover our costs.
We may be subject to delays in the entitlement process and construction, which could lead to higher costs, which could adversely affect our operating results. Changing market conditions during the entitlement and construction periods could negatively impact selling prices and rents, which could adversely affect our operating results. Before any of our real estate projects can generate revenues we make material expenditures to obtain entitlements, permits, and development approvals. It generally takes several years to complete this process and completion times vary based on complexity of the project and the community and regulatory issues involved. As a result of the time and complexity involved in getting approvals for our projects we face the risk that demand for housing, retail and industrial product may decline and we may be forced to sell or lease product at a loss or for prices that generate lower profit margins than we anticipated. If values decline, we may be required to make material write-downs of the book value of real estate projects in accordance with GAAP.
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
We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Our future success depends, to a significant degree, on the efforts of our senior management. The loss of key personnel could materially and adversely affect our results of operations, financial condition, or our ability to pursue land development. Our success will also depend in part on our ability to attract and retain additional qualified management personnel.
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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 28, 2014, directors and members of our executive management team beneficially owned or controlled approximately 29% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
A prolonged downturn in the real estate market or instability in the mortgage and commercial real estate financing industry, could have an adverse effect on our real estate business. Our residential housing projects, Centennial, TMV, and Grapevine, are currently in the entitlement phase or fully entitled and waiting for development to begin. If a downturn in the real estate market or an instability in the mortgage and commercial real estate financing industry exists at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected. Excess supply of homes available due to foreclosures or the expectation of deflation in housing prices could also have a negative impact on our ability to sell our inventory when it becomes available. The inability of potential commercial/industrial clients to get adequate financing for the expansion of their businesses could lead to reduced lease revenues and sales of land within our industrial development.
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

Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water, limitations to our ability to move our water resources, and the absence of available reliable alternatives during drought periods could potentially cause permanent damage to orchards and vineyards and possibly impact future development opportunities.

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
Land
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
Any significant development on our currently undeveloped land would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner that accommodates a number of environmental concerns, including endangered species, wetlands issues, and greenhouse gas emissions. Accommodating these environmental concerns which may limit development of portions of the land or result in substantial delays or certain changes to the scope of development in order to obtain governmental approval.
Water Operations
Our existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, or WRMWSD, provide for water entitlements and deliveries from the SWP, to our agricultural operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, which is adequate for our present farming operations. It is assumed, that at the end of the current contract period all water contracts will be extended for approximately the same amount of annual water.
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
We have a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have purchased 8,818 acre feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. In 2007 and 2008 we contracted for 2,362 additional acre-feet of water from AVEK, but have deferred delivery of the water to a future year. We anticipate adding additional water to the water bank in the future, as water is available. In 2010 we began participating in the newly formed AVEK water-banking program and we have approximately 12,280 acre-feet of water to our credit in this program.
In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations These contracts extend through 2035. On November 6, 2013, the Company completed the acquisition of a water purchase agreement from DMB that will allow the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The aggregate purchase price was approximately $18,700,000 and was paid one-half in cash and one-half in shares of Company Common Stock. The number of shares of Common Stock delivered was determined based on the volume weighted average price of Common Stock for the ten trading days that ended two days prior to closing, which calculated to be 251,876 shares of Common Stock.
This Nickel water purchase is similar to other transactions the Company has completed over the last several years as the Company has been building its water assets for internal needs as well as for investment purposes due to the tight water environment within California.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year and the purchase cost of water in 2014 is $656 per acre-foot. Purchase costs in 2015 and beyond are subject to annual cost increases based on the greater of the consumer price index and 3%.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2013, SWP allocations were approximately 50% of contract levels, and WRMWSD was able to supply us with sufficient water to meet our farming demands from various sources. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from others, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 0% preliminary SWP water allocation has been made by the DWR for 2014.
All SWP water contracts require annual payments related to the fixed costs of the SWP and each water district, whether or not water is used or available. WRMWSD and TCWD contracts also establish a lien on benefited land.
Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor. Ground water in the Antelope Valley Basin is the subject of litigation. See Item 3, “Legal Proceedings” for additional information about this litigation.
There have been many environmental challenges regarding the movement of SWP water through the Sacramento Delta. Operation of the Delta pumps, are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. Biological Opinions, or BOs, issued by the U.S. Fish and Wildlife Service and National Marine Fisheries Service in 2008 and 2009 contain restrictions on pumping from the Delta. These BOs are being challenged in the courts by both water agencies and environmental groups. Judge Wanger of the Federal District Court, Eastern District of California, has determined that parts of the new BOs related to the Delta Smelt and salmon species are insufficient and remanded the BOs back to the U.S. Fish and Wildlife Service and National Marine Fisheries Service for further analysis. There are many groups, governmental and private, working together to develop a solution in the future to alleviate the curtailment of water from the Delta.

Historic SWP restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of TCWD's 5,278 acre feet of entitlement are labeled for municipal use, there is no practical restriction on TCWD's ability to deliver the remaining water to residential or commercial/industrial developments.
Other Activities
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $39,750,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $80,250,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East. During 2013, we received approximately $17,800,000 in reimbursement from East CFD bonds. During 2013, our portion of taxes increased due to new bond sales during December 2012.
In 2013, 2012, and 2011, we paid approximately $886,000, $606,000, and $1,061,000, respectively, in special taxes related to the CFDs. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, our obligation is reduced. It is expected that we will have special tax payments in 2014 of approximately $886,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants.
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

ITEM 3.     LEGAL PROCEEDINGS
Tejon Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno Division) by David Laughing Horse Robinson, or the plaintiff, an alleged representative of the federally-unrecognized "Kawaiisu Tribe" alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, or the County, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
The Company and other defendants filed motions to the dismiss plaintiff's complaint for failure to state a claim and lack of jurisdiction. On January 24, 2011, the Company received a ruling by Judge Wanger dismissing all claims against the Company, TMV, the County and the federal defendants. However, the judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint.
During April, 2011, the plaintiff filed his second amended complaint against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July, 2011 related to his second amended complaint. Thereafter, the case was reassigned to Magistrate Judge McAuliffe. On January 18, 2012, Judge McAuliffe issued an order dismissing all claims in the plaintiff's second amended complaint for failure to state a cause of action and/or for lack of jurisdiction, but allowing the plaintiff one more opportunity to state certain land claims provided the plaintiff file an amended complaint on or before February 17, 2012. The court also indicated that it was considering dismissing the case due to the lack of federal recognition of the "Kawaiisu Tribe". The court then granted the plaintiff an extension until March 19, 2012 to file his third amended complaint.
The plaintiff filed his third amended complaint on March 19, 2012. The defendants filed motions to dismiss all claims in the third amended complaint without further leave to amend on April 30, 2012. The plaintiff thereafter substituted in new counsel and with leave of court filed his opposition papers on June 8, 2012. The defendants filed their reply papers on June 22, 2012. Oral argument of the motions to dismiss the third amended complaint was conducted on July 20, 2012. On August 7, 2012, the court issued its Order dismissing all of Robinson's claims without leave to amend and with prejudice, on grounds of lack of jurisdiction and failure to state a claim.
On September 24, 2012, Robinson (through another new counsel) filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As an excuse Robinson’s new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. The motion to reinstate the appeal was accompanied by a proposed opening brief. In response, the Company and the County filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice, or the DOJ, did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. Thereafter, the DOJ requested and obtained further extensions of time to file its answering brief, first to August 27, 2013, and finally to September 17, 2013. The Company filed its answering brief and supplemental excerpts of record on August 27, 2013. Kern County and DOJ both filed their answering briefs on September 17, 2013. Both the Company and Kern County (but not the DOJ) included in their answering briefs the argument that the Court of Appeal lacks jurisdiction to hear the appeal because the plaintiff did not show the required extraordinary good cause for his failure to file his opening briefs. The plaintiff filed a short reply brief on November 4, 2013. The matter is now fully briefed but the Ninth Circuit has not yet indicated whether it will entertain oral argument before deciding the case. In the meantime, the Company continues to believe that a negative outcome of this case is remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The next phase of trial is scheduled to occur in the first quarter of 2014 and will address 1) whether federal government parties operating in the basin have established a priority right to basin groundwater, and 2) the rights to return flows from land-applied water. At this time, it is difficult to ascertain what the outcome of the court proceedings will be or whether an alternative settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
State Water Resources Control Board Lawsuit
On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC's operating agreement, and also secured the services of an outside law firm to work with TA's outside counsel under a joint defense agreement. On September 16, 2011, the Company and Tejon Industrial Corporation were dismissed from the lawsuit, without prejudice. The remaining parties recently reached agreement on a negotiated resolution of the claims asserted in the litigation, and they executed a comprehensive settlement agreement in early February 2014. A final consent judgment was entered on February 20, 2014, resulting in a full and final settlement of all claims asserted in the litigation, with no material adverse impact on the Company.

Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity, filed a complaint in the Sacramento County Superior Court, or the Court, against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit.The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which has a 2% interest in the KWBA. A parallel lawsuit was also filed by the same plaintiffs in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits.  In an initial favorable ruling on January 25, 2013, Judge Frawley determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and barred by the statutes of litigation and doctrine of latches. The substantive hearing on the challenges to the EIR was held on January 31, 2014 and the EIR matter was taken under submission and the Court provided no indication of the direction it was leaning at this time. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuits. The monetary value of a potential adverse outcome on the claims likewise cannot be estimated at this time.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, or the "Exchange" for each calendar quarter during the last two years:

	2013		2012
Quarter	High	Low	High	Low
First	$30.81	$28.44	$31.64	$24.33
Second	$31.00	$26.66	$30.94	$25.10
Third	$34.23	$28.58	$31.08	$25.25
Fourth	$38.79	$29.49	$30.78	$25.70
As of February 28, 2014, there were 342 registered owners of record of our Common Stock.
No cash dividends were paid in 2013 or 2012 and at this time there is no intention of paying cash dividends in the future. During 2013, the Company did provide a dividend consisting of warrants to our shareholders. Please see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Capital Structure and Financial Condition" for information concerning the warrant dividend program.
For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.
The annual stockholder performance graph will be provided separately in our annual report to stockholders.

ITEM 6.     SELECTED FINANCIAL DATA

	2013	2012	2011		2010	2009
Total revenues from operations, including interest and other income	$46,345	$48,444	$64,456	(1)	$36,553	$29,936
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	$2,183	$4,471	$22,232		$6,270	$(6,161)
Equity in earnings of unconsolidated joint ventures	4,006	2,535	916		541	374
Net income (loss)	$4,103	$4,283	$15,781		$3,959	$(3,433)
Net income (loss) attributable to noncontrolling interests	(62)	(158)	(113)		(216)	(56)
Net income (loss) attributable to common stockholders	$4,165	$4,441	$15,894		$4,175	$(3,377)

Total assets	$342,879	$327,856	$321,976		$288,091	$234,744
Long-term debt, less current portion	$4,459	$212	$253		$290	$325
Equity	$320,187	$308,259	$300,439		$276,652	$214,381
Net income (loss) attributable to common stockholders per share, diluted	$0.20	$0.22	$0.80		$0.22	$(0.19)
(1) Includes revenue of $15,750,000 from the sale of conservation easements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the three active developments are TMV, Centennial, and Grapevine. During the first quarter of 2013 we began land planning activities and the first steps of gathering information to prepare an environmental impact report to entitle Grapevine, which is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, and a lease with National Cement. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios.

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
For 2013 we had net income attributable to common stockholders of $4,165,000 compared to net income attributable to common stockholders of $4,441,000 for 2012. This decline is driven by a reduction in revenue, primarily from mineral resources revenue, which is partially offset by improved equity in earnings of unconsolidated joint ventures of $1,471,000 and a reduction in income taxes. During 2013, farming had another excellent revenue year and revenues improved in the commercial/industrial segment due to higher hunting permit revenues. Equity in earnings of unconsolidated joint ventures improved primarily due to the earnings growth within the TA/Petro joint venture.
For 2012 we had net income attributable to common stockholders of $4,441,000 compared to net income attributable to common stockholders of $15,894,000 for the first twelve months of 2011. When comparing to 2011, the decrease is largely the result of the sale of conservation easements for $15,750,000 in 2011, which is partially offset by improved oil royalties, farming revenues, and a lower tax provision. Oil royalties improved $1,200,000 due primarily to a 6% increase in production. Farming revenues grew by $1,541,000 during 2012 due largely to an increase in pistachio revenues that was partially offset by lower wine grape revenues.
During 2014, we will continue to invest funds in our joint ventures and internally toward the achievement of entitlements for our land and for infrastructure and building development within our active commercial and industrial developments. Securing entitlements for our land is a long, arduous process that can take several years and often involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.
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
From time to time the Company sells easements over its land. The easements are either in the form of rights of access granted for such things as utility corridors or are in the form of conservation easements that generally require the Company to divest its rights to commercially develop a portion of its land, but do not result in a change in ownership of the land or restrict the Company from continuing other revenue generating activities on the land. The sales of conservation easements that occurred in 2011 have been accounted for in accordance with Staff Accounting Bulletin Topic 13 - Revenue Recognition (SAB Topic 13).  SAB Topic 13 requires that the following four criteria be met before revenue may be recognized:

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
Allocation of Costs Related to Land Sales and Leases – When we sell or lease land within one of our real estate developments and we have not completed all infrastructure development related to the total project, we follow ASC 976 to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, we use estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market and costs of construction change.
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

We believe that the estimates used related to cost of sales and allocations to leased land are critical accounting estimates and will become even more significant as we continue to move forward as a real estate development company. The estimates used are very susceptible to change from period to period, due to the fact that they require management to make assumptions about costs of construction, absorption of product, and timing of project completion, and changes to these estimates could have a material impact on the recognition of profits from the sale of land within our developments.
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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2013, the weighted-average actuarial assumption of the Company’s defined benefit plan consisted of a discount rate of 5.0%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3.5%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our projected benefit obligation would change approximately $790,000.
Stock-Based Compensation - We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans include both restricted stock units and restricted stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2013 financial statements do not reflect any compensation expenses for stock options. All stock options issued in the past have been exercised or forfeited.
We make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by $150,000 depending on whether the change in estimate increased or decreased shares vesting.
See Note 9 of the Notes to Consolidated Financial Statements, Stock Compensation - Restricted Stock and Performance Share Grants, for total 2013 stock compensation expense related to stock grants.
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
New Accounting Standards
For discussion of recent accounting pronouncements, see Note 1 of the Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies.
Results of Operations by Segment
We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:
Real Estate – Commercial/Industrial
During 2013, our commercial/industrial segment profits improved $576,000 compared to 2012. Commercial/industrial segment revenues increased $1,207,000 during 2013 compared to 2012 primarily due to a $1,036,000 increase in hunting revenues. The hunting program re-opened in September 2012 after an eight month closure. Additionally, percentage rent from our Calpine power plant increased $551,000. Percentage rent is based on a spark spread arrangement that is tied to the price of electricity and natural gas. These increases were partially offset by a $648,000 decrease in land sale revenue recognized in the first half of 2012 related to the deferred gain from the land sale to Caterpillar that occurred in December of 2011.
When compared to 2012, commercial/industrial expenses increased $631,000 primarily due to a $553,000 increase in hunting department expenses resulting from the re-opening of the hunting program in September 2012 and a $473,000 increased allocation from corporate general and administrative. These increases are partially offset by a $211,000 decrease in stock compensation mainly due to a change in estimate in 2012 of a performance condition tied to the TMV and Centennial projects. An additional $140,000 decrease in expenses is tied to the cost of land recognized in 2012.
During 2012, our commercial/industrial segment profits fell $2,855,000 compared to 2011 primarily as a result of a decrease in revenues that was partially offset by lower 2012 expenses. Commercial/industrial segment revenues declined $3,805,000 during 2012 compared to 2011 primarily due to a $3,702,000 decrease in land sales revenue due to a land sale to Caterpillar that occurred in December of 2011. There was also a $1,000,000 decrease in hunting revenues during 2012 compared to 2011, resulting from the closure of our hunting program for the first eight months of 2012. The hunting program was closed for the first eight months of the year in order to update operational and ranch access programs and update hunting programs being offered. On the positive side, revenues from our power plant lease with Calpine improved $362,000 due to the growth in 2012 of percentage rent. Revenues from a grazing lease increased $245,000 during the year due to an annual lease adjustment, which is tied to the price of cattle.
Our focus during 2014 in the commercial retail sector will be the completion of construction and opening of the Outlets at Tejon in late Summer. As the project is moving forward, we will also be working to lease surrounding lands for support services such as restaurants, convenience stores with gas stations, and motels. Within the industrial market, we continue to focus our efforts for TRCC-East and TRCC-West on the labor and logistical benefits of our site and success that current tenants and owners within our development have experienced. Our strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success in serving all of California and the western United States through utilization of large centralized distribution centers which have been strategically located to maximize outbound efficiencies. Buildings of 1.0 million square feet or larger are becoming difficult to build in the Inland Empire due to the number of entitled acres necessary for a building of that size. We believe that our ability to provide fully entitled shovel-ready land parcels to support buildings of that size can provide us with a potential marketing advantage in the future.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcles. During 2013, vacancy rates in the Inland Empire continued to decline despite significant construction activity. The decline in vacancy rates has also led to an improvement in lease rates within the Inland Empire. The decline in vacancy rates and improved pricing led developers to increase inventory within the Inland Empire through aggressive spec building programs which continued into late 2013. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
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
Real Estate – Resort/Residential
The resort/residential segment reported revenues increased to $1,266,000 during 2013 compared to $583,000 during 2012 primarily due to a $345,000 increase in ancillary hay sales at the Centennial project and a $312,000 increase in management fees from the TMV project. Resort/residential segment expenses decreased $1,410,000 primarily due to a $1,425,000 decrease in compensation expense. The decrease in compensation expense is primarily due to the reversal of previously recorded stock compensation expense related to the forfeiture unvested awards of an executive who left the Company and a change in estimate in 2012 of a performance condition tied to the TMV and Centennial projects. These changes in activity between 2013 and 2012 resulted in a segment loss of $2,085,000 for 2013, an improvement of $2,093,000 from the segment loss reported in 2012.
The resort/residential segment reported revenues were $583,000 during 2012 compared to $16,134,000 during 2011. The 2011 period reflects the sale of five conservation easements covering approximately 62,000 acres for $15,750,000 to the Tejon Ranch Conservancy. Resort/residential segment expenses increased $819,000 during 2012 compared to 2011 primarily due to a $381,000 increase in crop cultural costs at Centennial and a $199,000 increase in compensation mainly due to higher bonuses and benefit costs. Additionally, professional services increased $145,000 due to costs related to the entitlement approval of TMV, the implementation of the 2008 Conservation and Land Use Agreement and water supply strategy for our development projects. These changes in activity between 2012 and 2011 resulted in a segment loss of $4,178,000 for 2012, a reduction of $16,370,000 from the segment profits reported in 2011.
Our resort/residential segment activities include land planning and entitlement activities related to our potential residential developments, which include the Centennial master-planned community, the Grapevine Development Area and TMV. TMV and Centennial communities are being developed through joint ventures. The intent of the joint ventures is to provide complementary management experience, a source of capital, and allow the significant costs and business risks inherent in these projects to be shared with our venture partners.
We expect near-term activities within this segment to be focused on obtaining entitlements for the Centennial project, located in Los Angeles County, pre-development activity at TMV, and the entitlement process within the Grapevine Development Area. The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue forward with entitlement and permitting activities for the above communities and continue to meet our obligations under the Conservation Agreement. The actual timing and completion of entitlement-related activities is difficult to predict due to the uncertainties of the approval process and the possibility of litigation upon approval of our entitlements in the future. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.
Since we are in the process of achieving entitlements for the Centennial and the Grapevine communities, we do not have a fully approved project and therefore we do not have inventory for sale in the current market for these communities. For TMV, we have a fully permitted and entitled project and, we are in the process of preparing marketing studies, land plans and engineering studies in preparation for development in the future as the economy improves and the second home market improves.
Recent economic results and other national data have indicated that the overall demand for new homes continued to improve throughout most of 2013. However, it appears there was some leveling of demand from home builders in late 2013.
We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of TMV, Centennial, and Grapevine remains unchanged. As the economy improves we believe the perception of land values will also begin to improve and the long-term fundamentals that support housing demand in our region, primarily California population growth and household formation will also improve.
Within our Centennial joint venture, our partners are Pardee Homes, Lewis Investment Company and Standard Pacific Corp. We have stated in past filings that the Centennial joint venture operating agreement was amended in August 2009 to allow our partners to become non-funding members during the entitlement phase of the project while we continue as the sole funding partner. During this period any non-funding partner’s percentage ownership interest will be diluted by a 2-to-1 ratio with regard to the amount of capital contributed on such partner’s behalf. As a result of the change in control and funding that resulted from the amended joint venture operating agreement, the operating results of Centennial Founders, LLC were consolidated effective July 1, 2009. Despite this change, our partners continue to be involved in an advisory capacity and may re-elect contributing status at a later time. At December 31, 2013 we have a 72.83% ownership position in Centennial Founders, LLC.
See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.
Mineral Resources
We view the mineral resources segment as an area of future growth for the Company as we continue to work with and encourage our tenants to increase exploration and production activity.
Revenues from our mineral resources segment decreased $3,770,000, or 27%, to $10,242,000 during 2013 compared to 2012, primarily due to a $3,401,000 decrease in oil royalty revenues. The decline in oil royalty revenues is because of a decrease in production of 29% resulting from temporary closures of existing wells for maintenance, expansion of lessees production facilities, and regulatory permitting management, which reduced the number of new wells being drilled. In addition, the price per barrel of oil decreased by 3% when compared to the 2012. Leasehold payments also declined during the year. These unfavorable oil royalty and lease payments were partially offset by $105,000 of improvements in rock and aggregate royalties and in production at the National Cement lease. These improvements were driven by improved construction activity in our region.
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

Oil and gas production numbers and average pricing for the last three-years is as follows:

	For the Year
	2013	2012	2011
Oil production (barrels)	539,000	786,000	738,000
Average price per barrel	$100.00	$103.00	$102.00
Natural gas production (millions of cubic feet)	423,000	547,000	433,000
Average price per thousand cubic feet	$2.32	$2.00	$3.00
Please refer to Item 1, "Business - Mineral Resources" for additional information regarding oil barrels per day production.
There continues to be interest from tenants to enhance their oil production activities on our lands. We anticipate new drilling activity on our lands over the next several years. The timing of new activity and the speed of occurrence we cannot predict at this time.
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
Farming
During 2013, farming revenues increased $129,000 compared to 2012. Farming revenue activities consisted of higher almond revenues, an increase in other farming revenue, lower pistachio revenues, and lower grape revenues. This $1,959,000 improvement in almond revenue compared to the same period in 2012 is driven by a 45% increase in average price for the sale of our prior year almond crop inventory as well as sales for our current 2013 crop. This increase in pricing was slightly offset by a 17% decrease in almond pounds sold. During the summer, high winds damaged all of our crops at varying degrees resulting in lower production levels for all crops. Pistachio revenues decreased $1,107,000 resulting from a 26% decrease in pounds sold, as a result of this being a down production cycle year coupled with the wind damage. Average price per pound of pistachios increased 9%. Wine grape revenues decreased $1,042,000 resulting from a 22% decrease in tons sold, as a result of a 25% reduction of the French Columbard variety due removal of old vines, coupled with the wind damage. The price per ton of wine grapes increased 3% during 2013.
Farming expenses increased $1,483,000, or 11% during 2013 compared to 2012, primarily due to increases in cost of sales of $847,000, $349,000 and $129,000 for almonds, wine grapes and pistachios, respectively. The increases were due to cost of sales of 2012 almond carry-over inventory sold in 2013, higher variable water costs due to drought conditions and cost to repair damage caused by the high winds.
Farming revenues increased $1,541,000 during 2012 compared to 2011 primarily due to an increase of $2,100,000 in pistachio revenue. There was a carry-forward of the 2011 pistachio crop year inventory into 2012, the sale of which increased 2012 revenues, in contrast to no inventory carry-forward in 2011 from the 2010 pistachio crop. Pounds sold increased 19% and average price per pound, including price adjustments, increased 11% during 2012 compared to 2011. Almond revenues increased $463,000 during 2012 compared to 2011, primarily due to a 12% increase in the average price per pound, partially offset by a 9% decrease in pounds sold. These increases were partially offset by an $828,000 decrease in wine grape revenues primarily due to a 14% decline in production as the number of acres of the French Colombard variety was reduced because of the age of the vines, while prices improved to $316 a ton. In addition, we had a net loss of $216,000 due to the removal of older French Colombard grapes.
Farming expense increased $748,000 or 6% during 2012 compared to 2011, primarily due to a $884,000 net increase in cost of crop sales, partially offset by $102,000 decrease in water costs. The $884,000 increase in cost of sales includes a $1,002,000 increase in pistachio cost of sales, partially offset by a $147,000 decrease in wine grape cost of sales.
Thus far in 2014, the price for our crops has remained consistent with 2013 pricing due to the stable demand in U.S. and world markets. As the value of the dollar has remained competitive against foreign currencies, the demand for our crops remained steady and built on the growth from prior years.

The following table reflects crop revenues in thousands for the last three years by variety of product and crop year. Quantity of almonds and pistachios are stated in thousands of pounds and quantity of wine grapes is stated in thousands of tons. Average prices are stated on a per pound basis for almonds, and pistachios, and average prices are stated on a per ton basis for wine grapes.

	2013			2012			2011
	Revenue	Quantity Sold	Average Price	Revenue	Quantity Sold	Average Price	Revenue	Quantity Sold	Average Price
ALMONDS (lbs.)
Current year crop	$4,949	1,990		$4,831	2,419		$4,409	2,524
Prior year crops	4,528	1,562		3,015	1,840		3,495	2,017
Price adjustment	1,326			992			531
Signing bonus	54			60			—
Subtotal Almonds	$10,857	3,552	$3.06	$8,898	4,259	$2.09	$8,435	4,541	$1.86
PISTACHIOS (lbs.)
Current year crop	$4,291	1,767		$5,632	2,532		5,209	2,401
Prior year crops	1,244	345		1,259	305		—	—
Price adjustment	2,002			1,753			1,335
Subtotal Pistachios	$7,537	2,112	$3.57	$8,644	2,837	$3.05	$6,544	2,401	$2.73
WINE GRAPES (tons)
Current year crop	$4,094	13.0	$325.13	$5,136	16.0	$316.00	$5,948	20.0	$302.00
Price adjustment	—			—			16
Subtotal Wine Grapes	$4,094			$5,136			$5,964
Total crop proceeds	$22,488			$22,678			$20,943
Other farming revenues	194			(125)			69
Total farming revenues	$22,682			$22,553			$21,012
All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. Our long-term projection is that crop production, especially of almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. While demand for product continues to be strong and growing, any significant increase in the U.S. dollar along with slow global economic growth could have a negative impact on the markets. It is too early to project 2014 crop yields and what impact that may have on prices later in 2014.
Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2014. Please see our discussion on water in Item 2, "Properties - Water Operations."
Our water entitlement for 2013, available from SWP, when combined with supplemental water, was adequate for our farming needs. The DWR has announced its early 2014 estimated water supply delivery at 0% of full entitlement. We expect 2014 to be a difficult water year due to the continuing drought in California. The current 0% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in should allows us to have sufficient water for our farming needs. It is too early in the year to determine the impact of low water supplies and the drought on 2014 California crop production for almonds, pistachios, and wine grapes, but it could be detrimental. For additional information regarding water see our water discussion Item 2, “Properties” and Note 6, Long Term Water Assets, to our Consolidated Financial Statements for additional information regarding our water assets.
For further discussion of the farming operations, refer to Item I “Business—Farming Operations.”
Investment Income
Investment income declined $301,000, or 24%, during 2013 when compared to 2012. Investment income declined slightly during 2012 when compared to 2011. The decline in both periods is primarily attributable to lower average investment balances and a decline in overall yield on the portfolio as higher yielding securities matured through the year. The above interest income relates to our marketable securities portfolio as further disclosed in Note 3 of the Notes to Consolidated Financial Statements, Marketable Securities.

Corporate Expenses
Corporate general and administrative costs decreased $631,000, or 5%, during 2013 compared to the same period in 2012, primarily due to a $1,544,000 decrease in total compensation, mainly stock compensation, due to the reversal of expense associated with grants that did not vest upon the Chief Executive Officer's retirement in December 2013, coupled with a change in estimate in the second quarter of 2012 of a performance condition tied to the TMV project. In addition, there was a $913,000 increase in cost allocations to our business operating segments. These decreases were partially offset by a $1,139,000 increase in professional services primarily related to general business consulting, costs related to hiring a new CEO, the warrant dividend program, and consulting services in preparation for increased business activity from the outlet center. Other expenses that increased are stock compensation to the board of directors, higher licensing fees for IT software and an increase in charitable donations.
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
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures is an important and growing component of our commercial/industrial activities and in the future through the TMV joint venture, equity in earnings of unconsolidated joint ventures will become a significant part of our operational activity within the resort/residential segment. As we expand our current ventures and add new joint ventures, such as a the outlet center joint venture, these investments will become a growing revenue source for the Company.
Internally, we manage and evaluate our commercial/industrial and resort/residential segments by including the appropriate equity in earnings from joint ventures to each segment. We do this because it provides us with an overall view of the operations and profitability of our real estate activities. As an example, with equity in earnings of joint ventures included in our commercial/industrial segment our commercial/industrial activities produced operating profits of $2,311,000. Refer to Note 14, Business Segments, and Note 15, Investment in Unconsolidated and Consolidated Joint Ventures, included in the Notes to the Consolidated Financial Statements for additional detail regarding our current joint ventures.
During 2013, equity in earnings of unconsolidated joint ventures grew to $4,006,000, or an increase of $1,471,000, compared to 2012 primarily due to $940,000 of higher income from our TA/Petro joint venture mainly due to improved fuel sales, margins and lower interest expense.
Equity in income of our unconsolidated joint ventures increased $1,619,000 during 2012 compared to 2011. Our TA/Petro joint venture generated $799,000 higher income mainly due to higher gasoline sales and improved fuel margins. Our Rockefeller joint ventures generated $836,000 higher net income due to the occupancy of a building by Dollar General and rental payments beginning in April 2012.
Income Taxes
For the twelve months ended December 31, 2013, the Company incurred a net income tax expense of $2,086,000 compared to a net income tax expense of $2,723,000 for the twelve months ended December 31, 2012. These represent effective income tax rates of approximately 31% and 38% for the twelve months ended December 31, 2013 and, 2012, respectively. The effective tax rate is impacted by the noncontrolling interest held in the Centennial joint venture and the impact of depletion allowances. During 2013, permanent tax differences declined due to lower depletion allowances. Depletion allowances declined due to a reduction in oil and gas revenues. As of December 31, 2013 and December 31, 2012, we had no tax payable.
As of December 31, 2013, we had net deferred tax assets of $2,044,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock grant expense. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made total income tax payments of $15,000 in 2013 and $4,601,000 during 2012. The Company received federal refunds of $580,000 in 2012.

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
Our cash, cash equivalents and marketable securities totaled approximately $64,467,000 at December 31, 2013, a decrease of $7,801,000, or 11%, from the corresponding amount at the end of 2012. Cash, cash equivalents and marketable securities decreased during 2013 due to property and equipment expenditures that included infrastructure development costs, investment in joint ventures, and investments in long term water assets. These investments were partially offset by an increase in long term debt and reimbursements from the East CFD.
The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2013	2012	2011
Operating activities	$9,536	$14,092	$9,484
Investing activities	$(7,611)	$(23,273)	$(18,168)
Financing activities	$(113)	$(1,972)	$5,029
During 2013, our operations provided $9,536,000 of cash  primarily attributable to operating results mainly from farming revenues, mineral resources revenues, investment income, and add back of non-cash expenses. Supplementing operations was a reduction in receivables and inventory, both of which are tied to farming activities.
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
During 2013, investing activities used $7,611,000 of cash primarily as a result of the $21,558,000 in capital expenditures, $9,635,000 in water investments and $3,415,000 net investment in our unconsolidated joint ventures of which $3,400,000 was contributed to TMV. These expenditures were partially offset by net proceeds of $8,387,000 from marketable securities, a $17,809,000 reimbursement for public infrastructure costs through the East CFD and $512,000 in reimbursements for outlet center costs incurred prior to the formation of the joint venture. Included in the $21,558,000 of capital expenditures during 2013 was $2,619,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of $18,939,000 of investments in TRCC infrastructure, primarily associated with the development of the outlet center on land at TRCC-East and ordinary capital expenditures such as farm equipment replacements and crop development.
During 2012, investing activities used $23,273,000 of cash primarily as a result of the $20,669,000 in capital expenditures, described below, $6,154,000 in contributions in our unconsolidated joint ventures of which $3,200,000 was contributed to TMV, partially offset by a $1,012,000 distribution from our Five West Parcel LLC joint venture. Included in the $20,669,000 of capital expenditures during the first twelve months of 2012 was $4,682,000 related to Centennial Founders LLC. The remaining capital expenditures consisted of $15,987,000 of investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements and crop development.
We anticipate that our capital investment requirements could increase for 2014 when compared to 2013. These estimated investments include approximately $11,600,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future new absorption. We are also investing approximately $1,600,000 to complete development of new grape vineyards and begin removal of old vineyards as a part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to $14,200,000 for land planning and entitlement activities for the Grapevine Development Area as described in Item 1, "Business - Real Estate Operations." We may potentially invest up to $12,000,000 in our various joint ventures, including Centennial Founders LLC, Tejon Mountain Village LLC, and TRCC/Rock Outlet Center LLC. Our plans also include the potential investment of $4,000,000 in water infrastructure and water purchases during 2014. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase. We are also planning to invest approximately $2,500,000 in the replacement of operating equipment, such as farm equipment, and updates to our information technology systems.
During 2013, financing activities used $113,000 in cash. This use of cash was tied to the buyback of stock at time of the vesting of stock grants for the payment of payroll taxes. This cash usage was offset by a $4,750,000 increase in long-term debt during 2013 and the exercise of stock options. At December 31, 2013, there was no outstanding balance on our line of credit.
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
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.
Capital Structure and Financial Condition. At December 31, 2013, total capitalization at book value was $324,880,000 consisting of $4,693,000 of debt and $320,187,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 1.45%, which is a slight increase when compared to the debt-to- total-capitalization ratio at December 31, 2012.
We have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2013, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 1.75% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in December 2016), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, not less than $225,000,000 and liquid assets of not less than $25,000,000 including available borrowing on the line of credit. At December 31, 2013, our tangible net worth was $324,880,000 and liquid assets were $64,467,000, not including availability in line of credit. This line of credit is secured by a portion of our farm acreage. The outstanding long-term debt, less current portion of $234,000, is $4,459,000 at December 31, 2013. This debt is being used to provide long-term financing for commercial retail development within TRCC-West.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During October 2012, we filed a shelf registration statement on Form S-3 that went effective in May 2013. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding need.
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of 3,000,000 warrants to purchase shares of Company common stock, par value $0.50 per share, or Warrants, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant will entitle the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share and will be exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. Each holder of Common Stock as of the Record Date received a number of Warrants equal to the number of shares held multiplied by 0.14771, rounded to the nearest whole number. No cash or other consideration was paid in respect of any fractional Warrants that were rounded down. The Company issued the Warrants pursuant to a Warrant Agreement, dated as of August 7, 2013, between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. Proceeds received from the exercise of the Warrants will be used to provide additional working capital for generate corporate purposes, including development activities within the Company's industrial and residential projects and to continue its investments into water assets and water facilities.
As noted above, at December 31, 2013, we had $64,467,000 in cash and securities and as of the filing date of this Form 10-K, we have $30,000,000 available on credit lines to meet any short-term liquidity needs.

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
Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2013, to be paid over the next five years:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Long-term debt	$4,693	$234	$499	$543	$3,417
Interest on fixed rate debt	1,632	195	359	315	763
Line of Credit	32	32	—	—	—
Letter of Credit Fee	83	83	—	—	—
Tejon Ranch Conservancy	3,920	640	1,080	880	1,320
Defined Benefit Plan	5,001	1,119	702	816	2,364
SERP	6,951	550	1,318	1,403	3,680
Cash contract commitments	5,252	5,252	—	—	—
Estimated minimum payments to WRMWSD	55,000	2,500	5,000	5,000	42,500
Total contractual obligations	$82,564	$10,605	$8,958	$8,957	$54,044
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
Our financial obligations to the Tejon Ranch Conservancy are prescribed in the Conservation Agreement. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021. The obligation shown above represents eighty percent of the total required obligations under the Conservation Agreement for the next three years and fifty-five percent thereafter. These percentages take into consideration current and anticipated cash funding levels of the Company to the TMV LLC and the Centennial Founders, LLC and the anticipated funding levels of our joint venture partners.
As discussed in Note 13 of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments above reflect estimates of future defined benefit plan contributions from the Company to the plan trust and estimates of future payments to employees from the Company that are in the SERP program. During 2013, we made approximately $1,000,000 in pension plan contributions, compared to $860,000 in pension plan contributions in 2012.

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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard and Poor’s. See Note 3 of the Notes to Consolidated Financial Statements, Marketable Securities.
Our line-of-credit currently has no outstanding balance. The interest rate on our line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $4,693,000 has a fixed interest rate of 4.25%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.
At December 31, 2013, we had no outstanding interest rate swap agreements. However, TA/Petro, an unconsolidated joint venture of the Company, had an interest rate swap agreement with respect to its long-term debt to manage interest rate risk by converting floating interest rate debt to fixed-rate debt. This swap agreement matured in August 2012. Changes in the value of the interest rate swap are reflected in other comprehensive income of the joint venture, and the Company accounts for its share of the change in the interest rate swap in other comprehensive income.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2013
(In thousands except percentage data)

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at 12/31/2013
Assets:
Marketable securities	$17,246	$20,237	$10,534	$7,183	$—	$—	$55,200	$55,436
Weighted average interest rate	1.47%	1.51%	1.29%	1.32%	—%	—%	1.43%
Liabilities
Long-term debt	$234	$244	$255	$266	$277	$3,417	$4,693	$4,693
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2012
(In thousands except percentage data)

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value 12/31/2012
Assets:
Marketable securities	$20,903	$20,264	$18,971	$4,327	$—	$—	$64,465	$65,049
Weighted average interest rate	2.05%	1.44%	1.49%	1.47%	—	—	1.66%
Liabilities:
Long-term debt	$41	$43	$46	$49	$52	$22	$253	$253
Weighted average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Our risk with regard to fluctuations in interest rates has decreased slightly related to marketable securities since these balances have decreased compared to the prior year.
Commodity Price Exposure
As of December 31, 2013, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2013 and 2014 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $7,108,000 of accounts receivable outstanding at December 31, 2013, $5,495,000 or 77%, is at risk to changing prices. Of the amount at risk to changing prices, $2,941,000 is attributable to pistachios, and $2,073,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2012 was $7,867,000, or 82% of the total accounts receivable of $8,768,000.
The price estimated for recording accounts receivable for pistachios recorded at December 31, 2013 was $2.51 per pound, as compared to $2.22 per pound at December 31, 2012. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $12,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $4.07. With respect to almonds, the price estimated for recording the receivable was $2.49 per pound, as compared to $2.00 per pound at December 31, 2012. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $8,000. The range of final prices over the last three years for almonds has ranged from $1.71 to $3.64 per pound.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item is submitted in a separate section of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting on pages 45 and 46, respectively of this Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of Registrant.” Other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2014 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2014 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2014 Annual Meeting of Stockholders.

(b)	Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2013 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2013, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 9 of Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding options/grants	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	265,701	Final price determined at time of vesting	1,204,735
* The Company does not use equity compensation plans that have not been approved by the security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2014 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2014 Annual Meeting of Stockholders.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	42
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	43
		Report of Independent Registered Public Accounting Firm	45
	1.2	Consolidated Balance Sheets – December 31, 2013 and 2012	45
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2013, 2012 and 2011	47
	1.4	Consolidated Statement of Comprehensive Income - Years Ended December 31, 2013, 2012 and 2011	48
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2013, 2012 and 2011	49
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011	50
	1.7	Notes to Consolidated Financial Statements	51
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	By-Laws	FN 1
	4.1	Form of First Additional Investment Right	FN 2
	4.2	Form of Second Additional Investment Right	FN 3
	4.3	Registration and Reimbursement Agreement	FN 10
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant’s Annual Report on Form 10-K	FN 4
	10.5	Petro Travel Plaza Operating Agreement	FN 5
	10.7	*Severance Agreement	FN 5
	10.8	*Director Compensation Plan	FN 5
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

21	List of Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

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

FN 14
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference

FN 15
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.

FN 16
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 6 to our Quarterly Report on Form 10-Q for the period ending March 31, 2013, is incorporated herein by reference.

FN 17
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.

FN 18
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.

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

TEJON RANCH CO.

March 17, 2014	BY:	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 17, 2014	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ John L. Goolsby_________________________ John L. Goolsby	Director	March 17, 2014

/s/ Anthony L. Leggio_______________________ Anthony L. Leggio	Director	March 17, 2014

/s/ Norman Metcalfe________________________ Norman Metcalfe	Director	March 17, 2014

/s/ George G.C. Parker______________________ George G.C. Parker	Director	March 17, 2014

/s/ Kent Snyder____________________________ Kent Snyder	Director	March 17, 2014

/s/ Geoffrey Stack__________________________ Geoffrey Stack	Director	March 17, 2014

/s/ Robert A. Stine__________________________ Robert A. Stine	Director	March 17, 2014

/s/ Michael H. Winer________________________ Michael H. Winer	Director	March 17, 2014

/s/ Gregory S. Bielli ________________________ Gregory S. Bielli	Director	March 17, 2014

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2013
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which follows.

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries
We have audited Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Tejon Ranch Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tejon Ranch Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013 of Tejon Ranch Co. and Subsidiaries and our report dated March 17, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 17, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 17, 2014

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,031	$7,219
Marketable securities - available-for-sale	55,436	65,049
Accounts receivable	7,108	8,768
Inventories	3,510	3,839
Prepaid expenses and other current assets	7,707	4,881
Deferred tax assets	452	997
Total current assets	83,244	90,753
Property and equipment - net of depreciation (includes $74,726 at December 31, 2013 and $72,115 at December 31, 2012, attributable to Centennial Founders LLC, Note 15)	146,542	146,590
Investments in unconsolidated joint ventures	62,604	54,022
Long-term water assets	46,754	28,565
Long-term deferred tax assets	1,592	5,376
Other assets	2,143	2,550
TOTAL ASSETS	$342,879	$327,856
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$5,028	$3,845
Accrued liabilities and other	2,647	2,132
Income taxes payable	—	—
Deferred income	865	1,195
Current portion of long-term debt	234	41
Total current liabilities	8,774	7,213
Long-term debt, less current portion	4,459	212
Long-term deferred gains	2,248	2,248
Other liabilities	6,518	6,508
Pension liability	693	3,416
Total liabilities	22,692	19,597
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,563,023 at December 31, 2013 and 20,085,865 at December 31, 2012	10,282	10,043
Additional paid-in capital	210,848	198,117
Accumulated other comprehensive loss	(3,333)	(5,118)
Retained earnings	62,785	65,550
Total Tejon Ranch Co. Stockholders’ Equity	280,582	268,592
Non-controlling interest	39,605	39,667
Total equity	320,187	308,259
TOTAL LIABILITIES AND EQUITY	$342,879	$327,856

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31

	2013	2012	2011
Revenues:
Real estate - commercial/industrial	$11,148	$9,941	$13,746
Real estate - resort/residential	1,266	583	16,134
Mineral resources	10,242	14,012	12,206
Farming	22,682	22,553	21,012
Total revenues	45,338	47,089	63,098
Costs and Expenses:
Real estate - commercial/industrial	12,902	12,271	13,221
Real estate - resort/residential	3,351	4,761	3,942
Mineral resources	462	334	209
Farming	14,806	13,323	12,575
Corporate expenses	12,641	13,272	12,277
Total expenses	44,162	43,961	42,224
Operating income	1,176	3,128	20,874
Other Income:
Investment income	941	1,242	1,260
Interest income (expense)	—	(12)	—
Other income	66	113	98
Total other income	1,007	1,343	1,358
Income from operations before equity in earnings of unconsolidated joint ventures	2,183	4,471	22,232
Equity in earnings of unconsolidated joint ventures, net	4,006	2,535	916
Income before income tax expense	6,189	7,006	23,148
Income tax expense	2,086	2,723	7,367
Net income	4,103	4,283	15,781
Net loss attributable to non-controlling interest	(62)	(158)	(113)
Net income attributable to common stockholders	$4,165	$4,441	$15,894
Net income per share attributable to common stockholders, basic	$0.21	$0.22	$0.80
Net income per share attributable to common stockholders, diluted	$0.20	$0.22	$0.80

See accompanying notes.

Consolidated Statements of Comprehensive Income
($ in thousands)

	Year Ended December 31
	2013	2012	2011
Net income	$4,103	$4,283	$15,781
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(348)	182	(82)
Benefit plan adjustments	2,218	(922)	(2,574)
SERP liability adjustments	1,098	(12)	(1,825)
Equity in other comprehensive income of unconsolidated joint venture	—	152	217
Other comprehensive loss before taxes	2,968	(600)	(4,264)
Benefit for income taxes related to other comprehensive loss items	(1,183)	238	1,699
Other comprehensive loss	1,785	(362)	(2,565)
Comprehensive income	5,888	3,921	13,216
Comprehensive loss attributable to non-controlling interests	(62)	(158)	(113)
Comprehensive income attributable to common stockholders	$5,950	$4,079	$13,329
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2010	19,747,470	$9,874	$183,816	$(2,191)	$45,215	$236,714	$39,938	276,652
Net income (loss)	—	—	—	—	15,894	15,894	(113)	15,781
Other comprehensive income	—	—	—	(2,565)	—	(2,565)	—	(2,565)
Rights offering, net of expenses	—	—	—	—	—	—	—	—
Exercise of stock options and related tax benefit of $634	205,165	103	5,773	—	—	5,876	—	5,876
Restricted stock issuance	52,069	26	(26)	—	—	—	—	—
Stock compensation	—	—	5,507	—	—	5,507	—	5,507
Shares withheld for taxes	(28,998)	(15)	(797)	—	—	(812)	—	(812)
Balance, December 31, 2011	19,975,706	9,988	194,273	(4,756)	61,109	260,614	39,825	300,439
Net income	—	—	—	—	4,441	4,441	(158)	4,283
Other comprehensive income	—	—	—	(362)	—	(362)	—	(362)
Exercise of stock options and related tax benefit of $8	13,641	7	363	—	—	370	—	370
Restricted stock issuance	179,172	89	(89)	—	—	—	—	—
Stock compensation	—	—	5,832	—	—	5,832	—	5,832
Shares withheld for taxes	(82,654)	(41)	(2,262)	—	—	(2,303)	—	(2,303)
Balance, December 31, 2012	20,085,865	10,043	198,117	(5,118)	65,550	268,592	39,667	308,259
Net income	—	—	—	—	4,165	4,165	(62)	4,103
Other comprehensive income	—	—	—	1,785	—	1,785	—	1,785
Exercise of stock options and related tax benefit of $3	7,567	4	207	—	—	211	—	211
Restricted stock issuance	391,555	196	(196)	—	—	—	—	—
Common stock issued for water purchase	251,876	126	9,244			9,370		9,370
Stock compensation	—	—	1,223	—	—	1,223	—	1,223
Shares withheld for taxes and tax benefit of vested shares	(173,840)	(87)	(4,677)	—	—	(4,764)	—	(4,764)
Warrants issued as dividends (3,000,000 warrants)	—	—	6,930	—	(6,930)	—	—	—
Balance, December 31, 2013	20,563,023	$10,282	$210,848	$(3,333)	$62,785	$280,582	$39,605	$320,187
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Twelve Months Ended December 31
	2013	2012	2011
Operating Activities
Net income	$4,103	$4,283	$15,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,226	4,954	3,629
Amortization of premium/discount of marketable securities	879	874	641
Equity in earnings	(4,006)	(2,535)	(916)
Non-cash retirement plan expense	865	1,047	528
Gain on sale of real estate/assets	(46)	(676)	(4,058)
Gain on sale of easements	—	—	(15,750)
Deferred income taxes	(8)	1,810	(162)
Amortization of stock compensation expense	929	5,440	5,340
Excess tax benefit from stock-based compensation	—	8	(634)
Distribution of earnings from unconsolidated joint ventures	—	7,200	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	3,712	(1,761)	2,570
Current liabilities, net	(1,118)	(6,552)	2,515
Net cash provided by operating activities	9,536	14,092	9,484
Investing Activities
Maturities and sales of marketable securities	29,779	19,809	19,143
Funds invested in marketable securities	(21,392)	(16,984)	(39,448)
Property and equipment expenditures	(21,558)	(20,669)	(13,649)
Reimbursement of outlet center costs	512	—	—
Reimbursement proceeds from Communities Facilities District	17,809	—	—
Proceeds from sale of real estate	—	—	4,988
Proceeds from sale of easements	—	—	15,750
Investment in unconsolidated joint ventures	(3,415)	(6,154)	(4,457)
Distribution of equity from unconsolidated joint ventures	1,000	1,512	—
Investments in long-term water assets	(9,635)	(797)	—
Other	(711)	10	(495)
Net cash used in investing activities	(7,611)	(23,273)	(18,168)
Financing Activities
Borrowings of short-term debt	—	1,500	—
Repayments of short-term debt	—	(1,500)	—
Borrowings of long-term debt	4,750	—	—
Repayments of long-term debt	(310)	(39)	(35)
Proceeds from exercise of stock options	211	370	5,876
Taxes on vested stock grants	(4,764)	(2,303)	(812)
Net cash provided by (used in) financing activities	(113)	(1,972)	5,029
Increase (decrease) in cash and cash equivalents	1,812	(11,153)	(3,655)
Cash and cash equivalents at beginning of year	7,219	18,372	22,027
Cash and cash equivalents at end of year	$9,031	$7,219	$18,372
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$2,058	$2,293	$590
Sale of assets accounted as direct finance leases	$—	$913	$—
Taxes paid (net of refunds)	$15	$4,021	$5,002
Common stock issued for water purchase	$9,370	$—	$—
See accompanying notes.

Notes to Consolidated Financial Statements
December 31, 2013

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Tejon Ranch Co., or the Company, and the accounts of all subsidiaries and investments in which a controlling interest is held by Tejon Ranch Co. All significant intercompany transactions have been eliminated in consolidation. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.
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
Fair Values of Financial Instruments
The Company follows the Financial Accounting Standards Board's authoritative guidance for fair value measurements of certain financial instruments. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:

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

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurement. Fair value measurements are used on a recurring basis for marketable securities, investments within the pension plan and hedging instruments, if any.
Credit Risk
The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

In 2013, 2012 and 2011, Stockdale Oil and Gas, a subsidiary of Occidental Petroleum Corporation, an oil and gas leaseholder, accounted for 10%, 15% and 13%, respectively, of our revenues from continuing operations.
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
Long Term Water Assets
Long-term purchased water contracts are in place with the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water Storage District. These contracts provide the Company with the right to receive water over the term of the contracts that expire in 2035. The purchase price of these contracts is being amortized on the straight-line basis over their contractual life. Water contracts with the Wheeler Ridge Maricopa Water Storage District and the Tejon-Castac Water District are also in place, but were entered into with each district at inception and not purchased later from third parties, and therefore do not have a related financial value on the books of the Company. As a result, there is no amortization expense related to these contracts.
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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $3,328,000 in 2013, $2,668,000 in 2012, and $1,882,000 in 2011. The adjustment for 2013 includes $1,326,000 related to pistachios due to improving prices related to an aggressive industry marketing campaign, it also includes $2,002,000 from almonds due to increased demand which pushed almond prices higher. The adjustment for 2012 includes $1,676,000 related to pistachios due to improving prices based on the growth in demand for the product, and it also includes $992,000 from almonds due to higher final prices. The adjustment for 2011 includes $1,335,000 related to pistachios due to an improving price market resulting from low industry inventories, and $531,000 from almonds as increased demand pushed prices higher.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2013, 2012, and 2011, no such withholding was mandated.

Common Stock Options and Grants
The Company follows ASC 718, “Compensation – Stock Compensation” in accounting for stock incentive plans using the fair value method of accounting.
The estimated fair value of the restricted stock grants and restricted stock units are expensed over the expected vesting period. For performance based grants the Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Periodically, the Company updates its estimates and reflects any changes to the estimate in the consolidated statements of operations.
Long-Lived Assets
In accordance with ASC 360 “Property, Plant, and Equipment” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At 2013 and 2012, management of the Company believes that none of its assets are impaired.
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
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2013 and 2012.
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
Reclassifications
The Company has reclassified mineral resources revenue from its historical presentation in real estate - commercial/industrial on the consolidated statement of operations to conform to the current year presentation. Please see further discussion in Note 14 of the Notes to the Consolidated Financial Statements for more information.
New Accounting Standards
There are currently no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.
2.    EQUITY
Earnings Per Share (EPS)
Basic net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of stock options, warrants to purchase common stock, and the vesting of restricted stock grants per ASC 260, “Earnings Per Share.”

	Twelve Months Ended December 31
	2013	2012	2011
Weighted average number of shares outstanding:
Common stock	20,190,245	20,043,862	19,890,838
Common stock equivalents-stock options, grants	195,310	75,114	64,422
Diluted shares outstanding	20,385,555	20,118,976	19,955,260
Warrants
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of warrants, or the Warrants, to purchase shares of Company common stock, par value $0.50 per share, or Common Stock, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant will entitle the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants will be exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. Each holder of Common Stock as of the Record Date received a number of Warrants equal to the number of shares held multiplied by 0.14771, rounded to the nearest whole number. No cash or other consideration was paid in respect of any fractional Warrants that were rounded down. As a result, the Company issued an aggregate of 3,000,000 Warrants. These Warrants were issued pursuant to a Warrant Agreement, dated as of August 7, 2013, between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. The Warrants are currently anti-dilutive and have not been included in the EPS calculation.
3.     MARKETABLE SECURITIES
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

($ in thousands)		2013		2012
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,690	$1,677	$1,578	$1,571
with unrecognized losses for more than 12 months		110	110	508	507
with unrecognized gains		6,298	6,334	5,586	5,628
Total Certificates of deposit	Level 1	8,098	8,121	7,672	7,706
US Treasury and agency notes
with unrecognized losses for less than 12 months		4,672	4,664	3,057	3,024
with unrecognized losses for more than 12 months		1,699	1,694	874	873
with unrecognized gains		3,713	3,760	12,175	12,267
Total US Treasury and agency notes	Level 2	10,084	10,118	16,106	16,164
Corporate notes
with unrecognized losses for less than 12 months		7,270	7,192	1,993	1,971
with unrecognized losses for more than 12 months		530	523	201	200
with unrecognized gains		21,945	22,173	29,210	29,653
Total Corporate notes	Level 2	29,745	29,888	31,404	31,824
Municipal notes
with unrecognized losses for less than 12 months		1,688	1,677	1,961	1,948
with unrecognized losses for more than 12 months		318	316	620	613
with unrecognized gains		5,267	5,316	6,702	6,794
Total Municipal notes	Level 2	7,273	7,309	9,283	9,355
		$55,200	$55,436	$64,465	$65,049
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
At December 31, 2013, the fair market value of investment securities exceeded the cost basis by $236,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at December 31, 2013. The Company has determined that any unrealized losses in the portfolio are temporary as of December 31, 2013. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.

As of December 31, 2013, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an decrease in the market value of available-for-sale securities of $348,000, which includes estimated taxes of $139,000.
As of December 31, 2013, the Company’s gross unrealized holding gains equal $360,000 and gross unrealized holding losses equal $124,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

At December 31, 2013	2014	2015	2016	2017	Total
Certificates of deposit	$1,627	$4,213	$1,501	$681	$8,022
U.S. Treasury and agency notes	5,485	3,336	600	692	10,113
Corporate notes	6,729	10,037	6,704	5,174	28,644
Municipal notes	3,325	2,205	1,235	295	7,060
	$17,166	$19,791	$10,040	$6,842	$53,839

At December 31, 2012	2013	2014	2015	2016	Total
Certificates of deposit	$1,268	$1,627	$4,316	$301	$7,512
U.S. Treasury and agency notes	6,285	7,248	2,633	11	16,177
Corporate notes	10,916	6,729	9,420	3,325	30,390
Municipal notes	2,305	4,340	1,960	400	9,005
	$20,774	$19,944	$18,329	$4,037	$63,084
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consist of the following at December 31:

($ in thousands)	2013	2012
Farming inventories	$3,334	$3,667
Other	176	172
	$3,510	$3,839
Farming inventories consist of costs incurred during the current year related to the next year’s crop as well as any current year’s unsold product and farming chemicals.
5.     PROPERTY AND EQUIPMENT
Property and equipment, net, consists of the following at December 31:

($ in thousands)	2013	2012
Land and land improvements	$16,439	$16,162
Buildings and improvements	13,346	13,150
Machinery, water pipelines, furniture fixtures and other equipment	15,885	14,429
Vineyards and orchards	37,752	36,625
Development in process	108,500	108,952
	191,922	189,318
Less accumulated depreciation	(45,380)	(42,728)
	$146,542	$146,590
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

6.     LONG TERM WATER ASSETS
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
The Company also owns additional transferable water as well as holding State Water Project, or SWP contracts with the Tulare Water Storage and Dudley-Ridge Water Storage Districts to supply water through 2035. During the fourth quarter of 2013, we purchased a contract for 6,693 acre-feet of water that we will receive annually. The term of the initial contract is 27 years and we have the right to extend the term for an additional 44 years. These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $817,000 per year.
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

(in acre feet, unaudited)	December 31, 2013	December 31, 2012
Banked water and water for future delivery
AVEK water bank	12,280	11,478
Company water bank	8,818	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	23,460	22,540
Transferable water with AVEK*	14,786	14,786
Water Contracts	10,137	3,444
Total purchased water - third parties	48,383	40,770
WRMWD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,479	5,479
TCWD - Banked water contracted to Company	42,685	38,943
Total purchased and contracted water sources in acre feet	112,094	100,739

*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 22,179 feet.

($ in thousands)	December 31, 2013	December 31, 2012
Banked water and water for future delivery	$4,779	$4,448
Transferable water	8,988	8,988
Water Contracts (net of accumulated amortization of $2,837 and $2,021 at December 31, 2013 and December 2012, respectively)	33,804	15,837
Total long-term assets	47,571	29,273
less: Current portion	(817)	(708)
	$46,754	$28,565

7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)
	December 31, 2013	December 31, 2012
Accrued vacation	$673	$674
Accrued paid personal leave	619	662
Accrued bonus	677	573
Other	678	223
	$2,647	$2,132
8.     SHORT-TERM AND LONG-TERM DEBT
Long-term debt consists of the following:

($ in thousands)
	December 31, 2013	December 31, 2012
Note payable to a bank	$4,693	$253
Less current portion	(234)	(41)
	$4,459	$212
The outstanding long-term debt is being used to provide long-term financing for commercial retail development within TRCC-West. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.
We also have a long-term revolving line of credit of $30,000,000 that, as of December 31, 2013 and 2012, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 1.75% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in December 2016), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $225,000,000 and liquid assets of not less than $25,000,000, including the amount then available for borrowing under the line of credit. At December 31, 2013 our tangible net worth was $324,880,000 and liquid assets were $64,467,000 and including available line of credit total $94,467,000. A portion of our farm acreage secures this line of credit.
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
The following is a summary of the Company's performance share grants with performance conditions for the year ended December 31, 2013:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	40,764
Target performance	177,044
Maximum performance	233,613

The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve month periods ended:

	December 31 2013	December 31 2012	December 31 2011
Stock Grants Outstanding Beginning of the Year at Target Achievement	688,041	744,508	782,087
New Stock Grants/Additional shares due to maximum achievement	192,348	113,643	64,679
Vested Grants	(361,886)	(170,110)	(36,980)
Expired/Forfeited Grants	(252,802)	—	(65,278)
Stock Grants Outstanding December 31, 2013 at Target Achievement	265,701	688,041	744,508
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2013 was $3,506,000 and 29 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan:	December 31 2013	December 31 2012	December 31 2011
Expensed	$161,000	$5,054,000	$5,016,000
Capitalized	294,000	392,000	166,000
	455,000	5,446,000	5,182,000
NDSI Plan	768,000	386,000	325,000
	$1,223,000	$5,832,000	$5,507,000
During the fourth quarter of 2013, the Company achieved the final performance milestone for Tejon Mountain Village, which was full entitlement with all required permits resulting in 296,389 shares to vest.
During the second quarter of 2012, the Company achieved the second performance milestone for the Tejon Mountain Village project, which was to successfully defend its environmental impact report in the courts and achieve litigation free entitlement resulting in 99,207 shares to vest.
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

10.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2013	2012	2011
Total provision:	$2,086	$2,723	$7,367
Federal:
Current	$(2,459)	903	6,812
Deferred	4,097	1,092	(1,233)
	1,638	1,995	5,579
State:
Current	231	67	2,133
Deferred	217	661	(345)
	448	728	1,788
	$2,086	$2,723	$7,367
The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate of 34% to income before taxes are as follows for the years ended December 31:

($ in thousands)	2013	2012	2011
Income tax at statutory rate	$2,139	$2,382	$7,909
State income taxes, net of Federal benefit	307	472	1,180
Oil and mineral depletion	(450)	(620)	(552)
Valuation allowance - land contribution	—	—	(595)
Other, net	90	489	(575)
Total provision	$2,086	$2,723	$7,367

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2013	2012
Deferred income tax assets:
Accrued expenses	$600	$525
Deferred revenues	371	512
Capitalization of costs	2,151	1,758
Pension adjustment	2,923	4,262
Stock grant expense	2,660	7,005
State deferred taxes	2	777
Book deferred gains	1,416	963
Provision for additional capitalized costs	1,003	1,003
Other	1,208	73
Total deferred income tax assets	$12,334	$16,878
Deferred income tax liabilities:
Deferred gains	$1,390	$1,390
Depreciation	3,495	3,374
Cost of sales allocations	1,252	1,252
Joint venture allocations	2,001	2,084
Straight line rent	1,006	1,063
Prepaid expenses	406	212
State deferred taxes	444	345
Other	296	785
Total deferred income tax liabilities	$10,290	$10,505
Net deferred income tax asset	$2,044	$6,373
Allowance for deferred tax assets	—	—
Net deferred taxes	$2,044	$6,373
The net current and non-current deferred tax assets for 2013 and 2012 are included separately on the face of the balance sheet. Due to the nature of most of our deferred tax assets, the Company believes they will be used through operations in future years and an allowance is not necessary.
During 2013 and 2012, the Company recognized certain net tax benefits related to stock option plans in the amount of $3,000 and $8,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital.
The Company made total income tax payments of $15,000 in 2013 and $4,601,000 during 2012. The Company received federal refunds of $0 and $580,000 in 2013 and 2012, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of the this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2013 and 2012 within the scope of ASC 740, "Income Taxes." Tax years from 2010 to 2012 and 2009 to 2012 remain available for examination by the Federal and California State taxing authorities, respectively.

11.     LEASES
The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The Company generates income from commercial rents. The following is a summary of Building and Improvements information as of December 31, 2013:

Buildings and Improvements
Cost	$7,942,000
Accumulated Depreciation	$4,303,000
The following is a summary of income from commercial rents included in real estate revenue as of December 31:

	2013	2012	2011
Base rent	$4,929,000	$4,861,000	$4,620,000
Percentage rent	$1,213,000	$707,000	$310,000
Future minimum rental income on commercial, communication and right-of-way leases as of December 31, 2013:

2014	2015	2016	2017	2018	Thereafter
$4,664,000	$4,246,000	$4,107,000	$4,118,000	$3,932,000	$23,229,000
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC West development. At this time there are no additional improvement funds remaining from the West CFD bonds and there are approximately $4,967,000 in improvement funds within the East CFD bonds for reimbursement of cost during 2014 and future years. During 2013, the Company paid approximately $886,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. As this happens, the Company’s obligation is correspondingly reduced. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others.
Tejon Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson, or the plaintiff, an alleged representative of the federally-unrecognized "Kawaiisu Tribe" alleging, inter alia, that the Company does not hold legal title to the land within the TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States

Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, or the County, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
The Company and other defendants filed motions to dismiss the plaintiff's complaint for failure to state a claim and lack of jurisdiction. On January 24, 2011, the Company received a ruling by Judge Wanger dismissing all claims against the Company, TMV, the County and the federal defendants. However, the judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint.
During April, 2011, the plaintiff filed his second amended complaint against the Company, alleging similar items as in the original suit. The plaintiff filed new materials during July, 2011 related to his second amended complaint. Thereafter, the case was reassigned to Magistrate Judge McAuliffe. On January 18, 2012, Judge McAuliffe issued an order dismissing all claims in the plaintiff's second amended complaint for failure to state a cause of action and/or for lack of jurisdiction, but allowing the plaintiff one more opportunity to state certain land claims provided the plaintiff file an amended complaint on or before February 17, 2012. The court also indicated that it was considering dismissing the case due to the lack of federal recognition of the "Kawaiisu Tribe". The court then granted the plaintiff an extension until March 19, 2012 to file his third amended complaint.
The plaintiff filed his third amended complaint on March 19, 2012. The defendants filed motions to dismiss all claims in the third amended complaint without further leave to amend on April 30, 2012. The plaintiff thereafter substituted in new counsel and with leave of court filed his opposition papers on June 8, 2012. The defendants filed their reply papers on June 22, 2012. Oral argument of the motions to dismiss the third amended complaint was conducted on July 20, 2012. On August 7, 2012, the court issued its Order dismissing all of Robinson's claims without leave to amend and with prejudice, on grounds of lack of jurisdiction and failure to state a claim.
On September 24, 2012, Robinson (through another new counsel) filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As an excuse Robinson’s new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. The motion to reinstate the appeal was accompanied by a proposed opening brief. In response, the Company and the County filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice, or the DOJ, did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. Thereafter, the DOJ requested and obtained further extensions of time to file its answering brief, first to August 27, 2013, and finally to September 17, 2013. The Company filed its answering brief and supplemental excerpts of record on August 27, 2013. Kern County and DOJ both filed their answering briefs on September 17, 2013. Both the Company and Kern County (but not the DOJ) included in their answering briefs the argument that the Court of Appeal lacks jurisdiction to hear the appeal because the plaintiff did not show the required extraordinary good cause for his failure to file his opening briefs. The plaintiff filed a short reply brief on November 4, 2013. The matter is now fully briefed but the Ninth Circuit has not yet indicated whether it will entertain oral argument before deciding the case. In the meantime, the Company continues to believe that a negative outcome of this case is remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The next phase of trial is scheduled to occur in the first quarter of 2014 and will address 1) whether federal government parties operating in the basin have established a priority right to basin groundwater, and 2) the rights to return flows from land-applied water. At this time, it is difficult to ascertain what the outcome of the court proceedings will be or whether an alternative settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
State Water Resources Control Board Lawsuit
On May 12, 2010, the California Attorney General, on behalf of the State Water Resources Control Board, filed a complaint in the Alameda County Superior Court for civil penalties and a permanent injunction against a number of TravelCenters of America LLC, or TA, facilities in the Central Valley of California. The travel centers in the Petro Travel Plaza Holdings LLC, or TA/Petro, were also included in the complaint. The lawsuit alleges violations of various reporting, operating and monitoring regulations related to operation and maintenance of underground storage tanks. In addition to the TA/Petro entity and its respective member entities, the lawsuit also names the Company and Tejon Industrial Corporation as defendants. The Company has tendered defense of the lawsuit to TA, under the “defend and indemnify” clause in the TA/Petro LLC's operating agreement, and has also secured the services of an outside law firm to work with TA's outside counsel under a joint defense agreement. On September 16, 2011, the Company and Tejon Industrial Corp. were dismissed from the lawsuit, without prejudice. The parties remaining have reached agreement in principle on a negotiated resolution of the claims asserted in the litigation. If a final settlement is reached, the Company does not anticipate a material adverse impact on the Company.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit.The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by the same plaintiffs in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits. In an initial favorable ruling on January 25, 2013, Judge Frawley determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and barred by the statutes of litigation and doctrine of latches. The substantive hearing on the challenges to the EIR was held on January 31, 2014 and the EIR matter was taken under submission and the Court provided no indication of the direction it was leaning at this time. Given the preliminary nature of these lawsuits, the Company has an insufficient basis to address the merits or potential outcomes of the lawsuits. The monetary value of a potential adverse outcome on the claims likewise cannot be estimated at this time.
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
Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The following accumulated benefit information is as of December 31:

($ in thousands)	2013	2012
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$10,215	$8,701
Service cost	359	284
Interest cost	402	375
Actuarial gain/assumption changes	(1,379)	1,344
Benefits paid	(271)	(489)
Benefit obligation at end of year	$9,326	$10,215
Accumulated benefit obligation at end of year	$8,427	$9,195
Change in Plan Assets
Fair value of plan assets at beginning of year	$6,799	$5,722
Actual return on plan assets	1,105	706
Employer contribution	1,000	860
Benefits/expenses paid	(271)	(489)
Fair value of plan assets at end of year	$8,633	$6,799
Funded status - liability	$(693)	$(3,416)

Amounts recorded in equity
Net actuarial (gain)	$(1,961)	$(4,110)
Prior service cost	148	176
Total amount recorded	$(1,813)	$(3,934)
Amount recorded, net taxes	$(1,088)	$(2,360)
Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2013 and 2012 include the following components:

($ in thousands)	2013	2012
Net (gain) loss	$(1,867)	$(1,092)
Recognition of net actuarial gain or (loss)	(282)	218
Recognized prior service cost	28	(29)
Total changes	$(2,121)	$(903)
Changes, net of taxes	$(1,271)	$(542)

The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

($ in thousands)
Amortization net actuarial gain or (loss)	$61
Amortization prior service cost	$(29)
At December 31, 2013 and 2012 the Company has a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there were no additional transition impacts upon implementation of a year-end measurement date for plan assets as required by ASC 715 "Compensation - Retirement Benefits." For 2014, the Company is estimating that contributions to the pension plan will be approximately $800,000.
Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows ($ in thousands):

2014	2015	2016	2017	2018	2019 - 2021
$1,119	$309	$393	$389	$427	$2,364

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At December 31, 2013, the investment mix was approximately 54% equity, 30% debt, and 16% money market funds. At December 31, 2012, the investment mix was approximately 71% equity, 26% debt and 3% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% in 2013 and 4.0% in 2012. The expected long-term rate of return on plan assets is 7.5% in 2013 and 2012. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	December 31, 2013	December 31, 2012
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$1,336	$231
Collective Funds	Level 2	3,851	3,449
Treasury/Corporate Notes	Level 2	1,357	1,129
Corporate Equities	Level 1	2,089	1,990
		$8,633	$6,799
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2013	2012	2011
Cost components:
Service cost	$(359)	$(284)	$(251)
Interest cost	(402)	(375)	(384)
Expected return on plan assets	542	454	446
Net amortization and deferral	(253)	(190)	(220)
Total net periodic pension cost	$(472)	$(395)	$(409)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The following SERP benefit information is as of December 31:

($ in thousands)	2013	2012
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$6,507	$5,474
Service cost	318	525
Interest cost	219	208
Actuarial gain/assumption changes	(913)	300
Benefit obligation at end of year	$6,131	$6,507
Accumulated benefit obligation at end of year	$6,099	$6,339
Funded status - liability	$(6,131)	$(6,507)

($ in thousands)	2013	2012
Amounts recorded in stockholders’ equity
Net actuarial (gain)	$696	$1,671
Prior service cost	—	—
Total amount recorded	$696	$1,671
Amount recorded, net taxes	$418	$1,003
Other changes in benefit obligations recognized in other comprehensive income for 2013 and 2012 include the following components:

($ in thousands)	2013	2012
Net (gain) loss	$(745)	$133
Recognition of net actuarial gain or (loss)	(229)	(287)
Recognized prior service cost	—	—
Total changes	$(974)	$(154)
Changes, net of taxes	$(584)	$(92)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$23
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2014	2015	2016	2017	2018	2019 - 2021
$550	$621	$697	$688	$715	$3,680
The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 4.35% and 3.5% for 2013, 3.45% and 3.5% for 2012, and 3.95% and 3.5% for 2011. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2012	2011	2010
Cost components:
Service cost	$318	$525	$(172)
Interest cost	219	208	(215)
Net amortization and deferral	229	287	(66)
Total net periodic pension cost	$766	$1,020	$(453)

The Company also provides a 401(k) plan to its employees and contributed $98,000 to the plan for 2013 and $115,000 to the plan for 2012.
14.    BUSINESS SEGMENTS
We currently operate in four business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming.
Information pertaining to operating results of the Company's business segments follows for each of the years ended December 31 are as follows:

	2013	2012	2011
Revenues
Real estate—commercial/industrial	$15,213	$12,518	$14,665
Real estate—resort/residential	1,207	541	16,131
Mineral resources (1)	10,242	14,012	12,206
Farming	22,682	22,553	21,012
Segment revenues	49,344	49,624	64,014
Investment income	941	1,242	1,260
Other income	66	113	98
Total revenues and other income	$50,351	$50,979	$65,372
Segment Profits (Losses)
Real estate—commercial/industrial	$2,311	$247	$1,444
Real estate—resort/residential	(2,144)	(4,220)	12,189
Mineral resources (1)	9,780	13,678	11,997
Farming	7,876	9,230	8,437
Segment profits (2)	17,823	18,935	34,067
Investment income	941	1,242	1,260
Other income	66	113	98
Interest expense	—	(12)	—
Corporate expenses	(12,641)	(13,272)	(12,277)
Income from operations before income taxes	$6,189	$7,006	$23,148

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

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

(In thousands)	2013	2012	2011
Commercial leases	$6,799	$6,095	$5,450
Grazing leases	1,433	1,331	1,087
Land Sale	—	648	4,340
All other land management ancillary services	2,916	1,867	2,869
	11,148	9,941	13,746
Equity in earnings of unconsolidated joint ventures	4,065	2,577	919
Revenues and equity in earnings of unconsolidated joint ventures	$15,213	$12,518	$14,665
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
The resort/residential real estate land development segment produces revenues from farming activities, such as hay sales, within the Centennial Founders, LLC and is actively involved in the land entitlement and pre-development process. The farming segment produces revenues from the sale of wine grapes, almonds and pistachios.
The revenue components of the resort/residential real estate land development segment for the year ended December 31 are as follows:

(In thousands)	2013	2012	2011
Hay sales - Centennial operations	$928	$583	$380
Management fees	312	—	4
Conservation easements	—	—	15,750
Other	26	—	—
	1,266	583	16,134
Equity in earnings of unconsolidated joint ventures	(59)	(42)	(3)
Revenues and equity in earnings of unconsolidated joint ventures	$1,207	$541	$16,131
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land. Revenues from our mineral resources segment decreased $3,770,000, or 27%, to $10,242,000 during 2013 compared to 2012, primarily due to a $3,401,000 decrease in oil royalty revenues. The 29% decrease in production was the result of temporary closures of existing wells for maintenance, expansion of production facilities, and regulatory permitting management, which reduced the number of new wells being drilled. In addition, the price per barrel of oil decreased by 3% when compared to the 2012. The following table summarizes these activities for each of the years ended December 31:

($ in thousands)	2013	2012	2011
Oil and gas	$7,810	$11,075	$9,876
Rock aggregate	964	920	886
Cement	819	758	621
Land lease for oil exploration	648	1,257	811
Other	1	2	12
	$10,242	$14,012	$12,206

Information pertaining to assets of the Company’s business segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2013
Real estate - commercial/industrial	$58,390	$1,205	$12,296
Real estate - resort/residential	124,568	78	2,957
Mineral resources	1,063	—	—
Farming	31,925	1,465	5,733
Corporate	126,933	1,478	572
Total	$342,879	$4,226	$21,558
2012
Real estate - commercial/industrial	$57,151	$1,852	$11,672
Real estate - resort/residential	118,627	77	4,479
Mineral resources	1,449	—	—
Farming	29,538	1,384	3,379
Corporate	121,091	1,238	1,139
Total	$327,856	$4,551	$20,669
2011
Real estate - commercial/industrial	$56,552	$1,111	$4,155
Real estate - resort/residential	110,147	96	7,132
Mineral resources	1,193	—	—
Farming	24,326	1,293	1,477
Corporate	129,758	1,097	885
Total	$321,976	$3,597	$13,649
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
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2013 was $62,604,000. The equity in the income of the unconsolidated joint ventures was $4,006,000 for the twelve months ended December 31, 2013. The unconsolidated joint ventures have not been consolidated as of December 31, 2013, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. This is a 60%-owned joint venture which owns and operates travel plazas/commercial highway operations in TRCC. It houses multiple commercial eating establishments as well as diesel and gasoline operations. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2013, the Company had an equity investment balance of $11,513,000 in this joint venture.

•
Tejon Mountain Village LLC – Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB Pacific LLC formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company owns a 50% interest in this venture. At December 31, 2013, the Company’s equity investment balance in this joint venture was $43,873,000.

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

During the second quarter of 2013, we entered into a new joint venture with Rockefeller, the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage a 326,000 square foot outlet center on land at TRCC-East. This outlet center is estimated to cost approximately $86 million to construct and will be funded through a construction loan for up to 60% of the costs and equity from the members. This joint venture is separate from the above agreement to develop up to 500 acres of land in TRCC. During the second quarter of 2013, we contributed land and other assets at an agreed value of $10,558,000 for our capital contribution ($2,159,000 at cost) and Rockefeller matched our capital contribution with cash. Rockefeller also reimbursed the Company for $335,000 in outlet center marketing costs, which were offset against the Company's equity in losses for the TRCC/Rock Outlet Center LLC joint venture. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of December 31, 2013, had no outstanding balance.
At December 31, 2013, the Company’s combined equity investment balance in these three joint ventures was $7,218,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At December 31, 2013 the Company had a 72.83% ownership position in Centennial Founders, LLC.

Condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of December 31, 2013 and December 31, 2012 and condensed statements of operations for the twelve months ended December 31, 2013 and December 31, 2012 are as follows:
Statement of Operations for the twelve months ending December 31, 2013

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial-VIE
Revenues	$125,084	$3,368	$61	$—	$—	$128,513	$935
Net income (loss)	$6,154	$26	$55	$(470)	$(119)	$5,646	$(223)
Partner’s share of net income (loss)	$2,462	$13	$28	$(235)	$(60)	$2,208	$(62)
Equity in earnings (losses)	$3,925	$13	$27	$100	$(59)	$4,006	$—
Balance Sheet Information as of December 31, 2013

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial-VIE
Current assets	$14,886	$813	$10	$2,428	$99,690	$117,827	$86
Property and equipment, net	43,897	16,980	4,514	24,633	—	90,024	74,968
Other assets	208	438	—	2,161	—	2,807	—
Long-term debt	(16,602)	(11,000)	—	—	—	(27,602)	—
Other liabilities	(2,687)	(343)	—	(8,577)	(168)	(11,775)	(204)
Net assets	$39,702	$6,888	$4,524	$20,645	$99,522	$171,281	$74,850
Statement of Operations for the twelve months ending December 31, 2012

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	Tejon Mountain Village	Total	Centennial
Revenues	$133,962	$2,710	$80	$—	$136,752	$582
Net income (loss)	$4,857	$(241)	$72	$(84)	$4,604	$(530)
Partner’s share of net income (loss)	$1,943	$(121)	$36	$(42)	$1,816	$(158)
Equity in earnings (losses)	$2,661	$(120)	$36	$(42)	$2,535	$—
Balance Sheet Information as of December 31, 2012

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	Tejon Mountain Village	Total	Centennial
Current assets	$9,577	$194	$42	$218	$10,031	$491
Property and equipment, net	44,196	19,025	4,412	92,846	160,479	72,356
Other assets	246	683	—	—	929	—
Long-term debt	(17,358)	(11,000)	—	—	(28,358)	—
Other liabilities	(3,350)	(39)	(1)	(224)	(3,614)	(1,099)
Net assets	$33,311	$8,863	$4,453	$92,840	$139,467	$71,748
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

16.    UNAUDITED QUARTERLY OPERATING RESULTS
The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net Income (Loss) attributable to Common Stockholders	Net Income(Loss), Per Share attributable to Common Stockholders (2)
2013
First Quarter	$10,038	$3,921	$615	$0.04
Second Quarter	7,727	1,825	2,084	$0.10
Third Quarter	15,364	4,658	2,292	$0.11
Fourth Quarter	13,216	3,413	(826)	$(0.04)
	$46,345	$13,817	$4,165
2012
First Quarter	$9,921	$3,158	$275	$0.01
Second Quarter	8,177	2,799	118	$0.01
Third Quarter	16,442	6,592	4,021	$0.20
Fourth Quarter	13,904	3,851	27	$—
	$48,444	$16,400	$4,441
_______________________________
(1)Includes investment income and other income.
(2)Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.