Form 10-K/A
period 2013-12-31
TEJON RANCH CO
filed 2014-03-31
CIK 96869

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

EXPLANATORY NOTE
Tejon Ranch Co. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A solely to amend and restate Item 1 of Part I, Item 9A of Part II, Item 15 in Part IV of the Form 10-K filed on March 17, 2014 (the “Form 10-K”), and to furnish Exhibit 99.1 to that report. No other changes to the Form 10-K are included in this Amendment. This Amendment does not modify or update the disclosures presented in the Form 10-K other than as noted above, and does not reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K, which provides information as of the date thereof.

PART I
Forward Looking Statements
This annual report on Form 10-K contains forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields and prices, water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A of the Form 10-K,“Risk Factors” of this report.
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
The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. Our most direct regional competitors are in the Inland Empire region of Southern California and areas north of us in the San Joaquin Valley of California. The principal methods of competition in this industry are price, availability of labor, proximity to the port complex of Los Angeles/Long Beach and customer base. A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During 2013, vacancy rates in the Inland Empire continued to decline despite significant construction activity. The decline in vacancy rates has also led to an improvement in lease rates within the Inland Empire. The decline in vacancy rates and improved pricing led developers to increase inventory within the Inland Empire through aggressive spec building programs which continued into late 2013. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
Please refer to Item 7 of the Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2013 commercial/industrial activity.
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
Centennial:
The Centennial development is a large master-planned community development encompassing approximately 11,000 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 23,000 homes. The community will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 72.83% ownership interest as of December 31, 2013. Our partners in this joint venture are Tri Pointe Homes, formerly Pardee Homes, Lewis Investment Company and Standard Pacific Corp.
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
Tejon Mountain Village Community:
TMV is planned to be an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. TMV is being developed by Tejon Mountain Village LLC, an unconsolidated joint venture in which we have a 50% ownership interest. Our partner in this joint venture is DMB Pacific LLC, or DMB, which is a leading resort/recreational planned community developer. Under the joint venture agreement, the parties have agreed to secure all entitlements and all necessary regulatory approvals, to master plan, develop and sell parcels and homes to end users, and to develop and own, sell or joint venture commercial properties, hotels, and golf course sites in TMV.
Upon execution of the joint venture agreement, Tejon contributed its right, title and interest in all studies, research and other materials related to obtaining entitlements for the TMV project, for which it received a credit of $13.5 million (net of an initial cash distribution) in its capital account. DMB provided an initial contribution of $13.5 million and contributions up to an additional $30.0 million. In total DMB has contributed $43.5 million of initial entitlement contribution capital. Any further amounts needed to fund the entitlement and development of TMV are to be paid 50% by each of DMB and Tejon.
TMV is fully entitled and all necessary permits have been issued to begin development. Timing of TMV development in the coming years will be dependent on the continued improvement of the economy and an improvement in the second home real estate market. Moving forward at TMV we will focus on the preparation of and analysis of market research studies, product and pricing studies, engineering estimates, and working with our partner regarding the preparation of a land development plan. As outlined in the joint venture agreement, upon the joint approval of a development business plan, the Company will be obligated to contribute our land to the joint venture through a grant deed. If the members do not agree on a development business plan there are a series of additional steps the members must go through to attempt to come to an agreement. If an agreement cannot be reached then Tejon at that point will have the right to acquire our partner's interest at a fair market value.

The joint venture agreement provides that cash distributions will be distributed quarterly to Tejon and DMB in an amount proportional to (1) Tejon’s $13.5 million net initial contribution and (2) DMB’s $43.5 million initial entitlement contribution as noted above. After both Tejon and DMB have recovered these contribution amounts plus a 20% return, compounded quarterly, further distributions are 50/50 until specific return goals have been achieved, after which Tejon will receive 60% of distributions and DMB will receive 40% of distributions.
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
We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant, which increased during 2013 compared to 2012. The improvement in shipments is due to an increase in road construction activity as compared to the last two years. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants and at this time we have no cost related to the issues at the cement plant. See Item 3 of the Form 10-K, “Legal Proceedings,” for a further discussion.
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
Our water entitlement for 2013, available from the California State Water Project, or SWP, when combined with supplemental water, was adequate for our farming needs. The State Department of Water Resources, or DWR, has announced its early 2014 estimated water supply delivery at 0% of full entitlement. We expect 2014 to be a difficult water year due to the continuing drought in California. The current 0% allocation of state SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of low water supplies and the drought on 2014 California crop production for almonds, pistachios, and wine grapes, but it could be detrimental to statewide production. See discussion of water contract entitlement and long-term outlook for water supply under Item 2 of the Form 10-K, “Properties.” Also see Note 6, Long Term Water Assets, to our Consolidated Financial Statements in the form 10-K for additional information regarding our water assets.
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

PART II
ITEM 9A.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the issue described below, our disclosure controls and procedures were not effective as of December 31, 2013 in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC. At various times, the Company and its joint venture partner, DMB, amended the TMV joint venture agreement. The Company did not describe the terms of the amended agreement in its SEC reports or file the amendment as an exhibit to these reports. The Company has implemented an improved quarter-end checklist, under which it will perform a more formal review of Company activities with management and of the exhibit index for its quarterly and annual reports.

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

See Management’s report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting on pages 43 and 44, respectively of the Form 10-K.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:
1	Consolidated Financial Statements:
None.
2	Supplemental Financial Statement Schedules:
None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	By-Laws	FN 1
	4.1	Form of First Additional Investment Right	FN 2
	4.2	Form of Second Additional Investment Right	FN 3
	4.3	Registration and Reimbursement Agreement	FN 10
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District	FN 4
	10.5	Petro Travel Plaza Operating Agreement	FN 5
	10.7	*Severance Agreement	FN 5
	10.8	*Director Compensation Plan	FN 5
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	Filed herewith

21	List of Subsidiaries of Registrant	†

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	†

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm regarding opinion in Exhibit 99.1	Filed herewith

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith

101.INS	XBRL Instance Document.	†

101.SCH	XBRL Taxonomy Extension Schema Document.	†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	†

*	Management contract, compensatory plan or arrangement.
†	Incorporated by reference to the corresponding exhibit to the original Form 10-K filing.

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

(b)	Exhibits. The exhibits for this report are listed and filed as set forth above.

(c)	Financial Statement Schedules - Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

March 31, 2014	BY:	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 31, 2014	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)