Form 10-Q
period 2014-03-31
TEJON RANCH CO
filed 2014-05-12
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2014 was 20,582,193.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31

	2014	2013
Revenues:
Real estate - commercial/industrial	$2,942	$2,722
Real estate - resort/residential	359	237
Mineral resources	2,264	2,866
Farming	1,580	3,935
Total revenues	7,145	9,760
Costs and Expenses:
Real estate - commercial/industrial	3,311	3,113
Real estate - resort/residential	655	309
Mineral resources	75	160
Farming	1,673	2,257
Corporate expenses	3,424	3,831
Total expenses	9,138	9,670
Operating income (loss)	(1,993)	90
Other Income:
Income from water sales	3,002	—
Investment income	198	275
Other income	27	3
Total other income	3,227	278
Income from operations before equity in earnings of unconsolidated joint ventures	1,234	368
Equity in earnings of unconsolidated joint ventures, net	438	409
Income before income tax expense	1,672	777
Income tax expense	541	147
Net income	1,131	630
Net loss attributable to non-controlling interest	18	15
Net income attributable to common stockholders	$1,113	$615
Net income per share attributable to common stockholders, basic	$0.05	$0.03
Net income per share attributable to common stockholders, diluted	$0.05	$0.03

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31

	2014	2013
Net income	$1,131	$630
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	12	(43)
Benefit plan adjustments	(474)	—
Benefit plan reclassification for losses included in net income	407	—
Other comprehensive loss before taxes	(55)	(43)
(Provisions) benefit for income taxes related to other comprehensive loss items	186	17
Other comprehensive income (loss)	131	(26)
Comprehensive income	1,262	604
Comprehensive loss attributable to non-controlling interests	18	15
Comprehensive income attributable to common stockholders	$1,244	$589
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2014
	(unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,176	$9,031
Marketable securities - available-for-sale	52,919	55,436
Accounts receivable	5,567	7,108
Inventories	6,314	3,510
Prepaid expenses and other current assets	8,011	7,707
Deferred tax assets	638	452
Total current assets	77,625	83,244
Property and equipment - net of depreciation (includes $75,404 at March 31, 2014 and $74,726 at December 31, 2013, attributable to Centennial Founders LLC, Note 12)	149,918	146,542
Investments in unconsolidated joint ventures	69,467	62,604
Long-term water assets	46,041	46,754
Long-term deferred tax assets	1,592	1,592
Other assets	1,728	2,143
TOTAL ASSETS	$346,371	$342,879
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$5,544	$5,028
Accrued liabilities and other	3,138	2,647
Deferred income	1,816	865
Current portion of long-term debt	236	234
Total current liabilities	10,734	8,774
Long-term debt, less current portion	4,399	4,459
Long-term deferred gains	2,248	2,248
Other liabilities	6,322	6,518
Pension liability	1,085	693
Total liabilities	24,788	22,692
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,582,193 at March 31, 2014 and 20,563,023 at December 31, 2013	10,291	10,282
Additional paid-in capital	210,973	210,848
Accumulated other comprehensive loss	(3,202)	(3,333)
Retained earnings	63,898	62,785
Total Tejon Ranch Co. Stockholders’ Equity	281,960	280,582
Non-controlling interest	39,623	39,605
Total equity	321,583	320,187
TOTAL LIABILITIES AND EQUITY	$346,371	$342,879
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31
	2014	2013
Operating Activities
Net income	$1,131	$630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,146	923
Amortization of premium/discount of marketable securities	202	232
Equity in earnings	(438)	(409)
Non-cash retirement plan expense	630	162
Deferred income taxes	3	—
Stock compensation expense	618	629
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	2,278	2,488
Current liabilities, net	(787)	(1,088)
Net cash provided by operating activities	4,783	3,567
Investing Activities
Maturities and sales of marketable securities	4,705	7,189
Funds invested in marketable securities	(2,379)	(8,320)
Property and equipment expenditures	(5,419)	(3,718)
Investment in unconsolidated joint ventures	(6,425)	(900)
Investments in long-term water assets	—	(121)
Other	453	10
Net cash used in investing activities	(9,065)	(5,860)
Financing Activities
Borrowings of short-term debt	4,500	—
Repayments of short-term debt	(4,500)	(9)
Repayments of long-term debt	(58)	—
Proceeds from exercise of stock options	—	211
Taxes on vested stock grants	(515)	(845)
Net cash provided by (used in) financing activities	(573)	(643)
Decrease in cash and cash equivalents	(4,855)	(2,936)
Cash and cash equivalents at beginning of year	9,031	7,219
Cash and cash equivalents at end of year	$4,176	$4,283
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$2,076	$2,170
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	20,085,865	10,043	198,117	(5,118)	65,550	268,592	39,667	308,259
Net income	—	—	—	—	4,165	4,165	(62)	4,103
Other comprehensive income	—	—	—	1,785	—	1,785	—	1,785
Exercise of stock options and related tax benefit of $3	7,567	4	207	—	—	211	—	211
Restricted stock issuance	391,555	196	(196)	—	—	—	—	—
Common stock issued for water purchase	251,876	126	9,244	—	—	9,370	—	9,370
Stock compensation	—	—	1,223	—	—	1,223	—	1,223
Shares withheld for taxes and tax benefit of vested shares	(173,840)	(87)	(4,677)	—	—	(4,764)	—	(4,764)
Warrants issued as dividends (3,000,000 warrants)	—	—	6,930	—	(6,930)	—	—	—
Balance, December 31, 2013	20,563,023	10,282	210,848	(3,333)	62,785	280,582	39,605	320,187
Net income	—	—	—	—	1,113	1,113	18	1,131
Other comprehensive income	—	—	—	131	—	131	—	131
Restricted stock issuance	34,229	17	(17)	—	—	—	—	—
Stock compensation	—	—	649	—	—	649	—	649
Shares withheld for taxes and tax benefit of vested shares	(15,059)	(8)	(507)	—	—	(515)	—	(515)
Balance, March 31, 2014	20,582,193	$10,291	$210,973	$(3,202)	$63,898	$281,960	$39,623	$321,583
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries, (collectively, the “Company”), furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. The Company has reclassified prior period amounts in the consolidated statements of operations related to income and expense of water sales. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.
The periods ending March 31, 2014 and 2013 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s March 31, 2014 and December 31, 2013 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

	Three Months Ended March 31
	2014	2013
Weighted average number of shares outstanding:
Common stock	20,568,270	20,100,115
Common stock equivalents-stock options, grants	38,218	15,327
Diluted shares outstanding	20,606,488	20,115,442
Warrants
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of warrants, or the Warrants, to purchase shares of Company common stock, par value $0.50 per share, or Common Stock, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants will be exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. Each holder of Common Stock as of the Record Date received a number of Warrants equal to the number of shares held multiplied by 0.14771, rounded to the nearest whole number. No cash or other consideration was paid in respect of any fractional Warrants that were rounded down. As a result, the Company issued an aggregate of 3,000,000 Warrants. These Warrants were issued pursuant to a Warrant Agreement, dated as of August 7, 2013, between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. The Warrants are currently anti-dilutive and have not been included in the EPS calculation.

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

($ in thousands)		March 31, 2014		December 31, 2013
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,362	$1,345	$1,690	$1,677
with unrecognized losses for more than 12 months		359	355	110	110
with unrecognized gains		6,645	6,681	6,298	6,334
Total Certificates of deposit	Level 1	8,366	8,381	8,098	8,121
US Treasury and agency notes
with unrecognized losses for less than 12 months		3,289	3,281	4,672	4,664
with unrecognized losses for more than 12 months		1,702	1,699	1,699	1,694
with unrecognized gains		4,581	4,621	3,713	3,760
Total US Treasury and agency notes	Level 2	9,572	9,601	10,084	10,118
Corporate notes
with unrecognized losses for less than 12 months		4,105	4,076	7,270	7,192
with unrecognized losses for more than 12 months		1,796	1,787	530	523
with unrecognized gains		21,926	22,123	21,945	22,173
Total Corporate notes	Level 2	27,827	27,986	29,745	29,888
Municipal notes
with unrecognized losses for less than 12 months		524	520	1,688	1,677
with unrecognized losses for more than 12 months		249	247	318	316
with unrecognized gains		6,133	6,184	5,267	5,316
Total Municipal notes	Level 2	6,906	6,951	7,273	7,309
		$52,671	$52,919	$55,200	$55,436
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
At March 31, 2014, the fair market value of investment securities exceeded the cost basis by $248,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at March 31, 2014. The Company has determined that any unrealized losses in the portfolio are temporary as of March 31, 2014. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of March 31, 2014, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $12,000, which includes estimated taxes of $4,000.
As of March 31, 2014, the Company’s gross unrealized holding gains equal $324,000 and gross unrealized holding losses equal $76,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

At March 31, 2014	2014	2015	2016	2017	2018	Total
Certificates of deposit	$1,437	$4,213	$1,501	$731	$409	$8,291
U.S. Treasury and agency notes	4,575	3,336	600	1,092	—	$9,603
Corporate notes	3,769	9,937	6,704	6,098	247	$26,755
Municipal notes	2,785	2,205	1,235	495	—	$6,720
	$12,566	$19,691	$10,040	$8,416	$656	$51,369

At December 31, 2013	2014	2015	2016	2017	Total
Certificates of deposit	$1,627	$4,213	$1,501	$681	$8,022
U.S. Treasury and agency notes	5,485	3,336	600	692	$10,113
Corporate notes	6,729	10,037	6,704	5,174	$28,644
Municipal notes	3,325	2,205	1,235	295	$7,060
	$17,166	$19,791	$10,040	$6,842	$53,839
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     LONG TERM WATER ASSETS
Long term assets consist of water and water contracts held for future use or sale. The water is held at cost which includes the price paid for the water and the cost to pump and deliver the water. A portion of our water is currently held in a water bank on Company land in southern Kern County. Company banked water costs also include costs related to the right to receive additional acre feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK. The Company has also banked water within an AVEK owned water bank.
In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035. On November 6, 2013, the Company completed the acquisition of an assignment of a contract to purchase water from DMB Pacific, or DMB, that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The aggregate purchase price was approximately $18,700,000 and was paid one-half in cash and one-half in shares of Company Common Stock. The number of shares of Common Stock delivered was determined based on the volume weighted average price of Common Stock for the ten trading days that ended two days prior to closing, which calculated to be 251,876 shares of Common Stock.
This Nickel water purchase is similar to other transactions the Company has completed over the last several years as the Company has been building its water assets for internal needs as well as for investment purposes due to the tight water environment within California.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2014 was $656 per acre-foot. Purchase costs in 2015 and beyond are subject to annual cost increases based on the greater of the consumer price index and 3%.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During the first quarter of 2014, we sold 6,000 acre feet of water totaling $7,390,000 with a cost of $4,388,000, which are recorded in income (expense) from water sales on the Unaudited Consolidated Statements of Operations.
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

(in acre feet, unaudited)	March 31, 2014	December 31, 2013
Banked water and water for future delivery
AVEK water bank	13,461	12,280
Company water bank	8,700	8,818
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	24,523	23,460
Transferable water with AVEK*	14,786	14,786
Water Contracts	10,137	10,137
Total purchased water - third parties	49,446	48,383
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,479	5,479
TCWD - Banked water contracted to Company	42,685	42,685
Total purchased and contracted water sources in acre feet	113,157	112,094

*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 22,179 acre feet.

($ in thousands)	March 31, 2014	December 31, 2013
Banked water and water for future delivery	$4,779	$4,779
Transferable water	8,988	8,988
Water Contracts (net of accumulated amortization of $3,175 and $2,837 at March 31, 2014 and December 2013, respectively)	33,625	33,804
Total long-term assets	47,392	47,571
less: Current portion	(1,351)	(817)
	$46,041	$46,754

5.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	March 31, 2014	December 31, 2013
Accrued vacation	$702	$673
Accrued paid personal leave	608	619
Accrued bonus	700	677
Property tax payable	773	—
Other	355	678
	$3,138	$2,647
6.     SHORT-TERM AND LONG-TERM DEBT
Long-term debt consists of the following:

($ in thousands)
	March 31, 2014	December 31, 2013
Note payable to a bank	$4,635	$4,693
Less current portion	(236)	(234)
	$4,399	$4,459
The outstanding long-term debt is being used to provide long-term financing for commercial retail development within the Tejon Ranch Commerce Center, or TRCC-West. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.

We also have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2014 and December 31, 2013, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 1.75% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in December 2016), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $225,000,000 and liquid assets of not less than $25,000,000, including the amount then available for borrowing under the line of credit. At March 31, 2014 our tangible net worth was $326,218,000 and liquid assets were $57,095,000 and including available line of credit total $87,095,000. A portion of our farm acreage secures this line of credit.
7.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting, performance share grants that only vest upon the achievement of specified performance conditions such as corporate cash flow goals; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones.
The following is a summary of the Company's performance share grants with performance conditions for the three months ended March 31, 2014:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	79,961
Target performance	152,418
Maximum performance	250,517
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	March 31, 2014	December 31, 2013
Stock Grants Outstanding Beginning of the Year at Target Achievement	265,701	688,041
New Stock Grants/Additional shares due to maximum achievement	138,485	192,348
Vested Grants	(29,194)	(361,886)
Expired/Forfeited Grants	(128,265)	(252,802)
Stock Grants Outstanding March 31, 2014 at Target Achievement	246,727	265,701
The following is a summary of the Company’s performance- and time-based share grants for the following periods:

	March 31, 2014	December 31, 2013
Performance Share Grants	152,418	177,044
Time Based Grants	94,309	88,657
Stock Grants Outstanding March 31, 2014 at Target Achievement	246,727	265,701
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of March 31, 2014 was $6,166,000 and 30 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
Beginning in the second half of 2013, the Compensation Committee of the Board of Directors, or the Board, conducted a compensation study prepared by an outside consultant that was completed during the first quarter of 2014. One of the outcomes of the compensation study was that the Board elected to modify selected outstanding and unvested performance share grants, or the existing performance milestone grants, and issue new milestone performance grants. The Company has assessed that it is probable that these new performance milestones will be met.
As discussed above, the performance share grant approved by the Board in March 2014, included the modification of existing performance milestone grants totaling 133,890 restricted stock units and the issuance of new performance share grants totaling 89,837 restricted stock units. The restricted stock units of the modified existing performance milestone grants have been accounted for as probable-to-probable modification since the Company has determined that achieving the existing performance milestones was probable. The unamortized total cost relating to these probable-to-probable modified performance share grants is being recognized ratably over the new requisite service period. The impact of modifying the existing performance stock grants is an annual expense of $1,109,000 over the service period. The values for the 2014 performance grants, including the new milestone grants, are fixed at threshold, target and maximum performance, meaning that the amount of shares at vesting will vary depending on the stock price at that time. The total value for these grants at maximum performance is $5,789,000. These grants cannot be settled in cash and there are sufficient registered shares in the equity compensation plans to meet the delivery requirements.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter ending stock price.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

	Three Months Ended	Three Months Ended
Employee 1998 Plan:	March 31, 2014	March 31, 2013
Expensed	$433,000	$437,000
Capitalized	31,000	131,000
	464,000	568,000
NDSI Plan	185,000	192,000
	$649,000	$760,000
During the first quarter of 2013 an executive officer of the Company resigned, which led to the Company reversing $485,000 of previously recognized stock compensation expense as the shares were forfeited upon leaving the Company.
8.     INCOME TAXES
For the three months ended March 31, 2014, the Company incurred a net income tax expense of $541,000 compared to a net income tax expense of $147,000 for the three months ended March 31, 2013. These represent effective income tax rates of approximately 32% and 19% for the three months ended March 31, 2014 and, 2013, respectively. The effective tax rate for the first three months of 2014 is calculated based on forecasted annual net income for 2014 adjusted for estimated permanent tax differences such as oil depletion allowances. As of March 31, 2014, our balance sheet reflects an income tax receivable of $2,614,000 which is included in prepaid expenses and other current assets.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first three months ended March 31, 2014, the Company had no income tax payments for the 2014 tax year.
9.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum future annual payments of approximately $7,765,000 per year, based on payments due in 2014. These estimated water contract payments consist of State Water Project, or SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, Tulare Water Storage, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. The Tulare Water Storage and Dudley-Ridge Water Storage District SWP contracts have now been transferred to the Antelope Valley East Kern Water Storage District, or AVEK, for our use in the Antelope Valley. Future payments related to these contracts will be paid to AVEK beginning in 2014 and future years. As discussed in the 2013 Form 10-K Item 2 - Properties - Water Operations, we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, or Nickel, to purchase 6,693 acre-feet of water starting in 2014 and running through 2044.
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
The Company and other defendants filed motions to dismiss the plaintiff's complaint for failure to state a claim and lack of jurisdiction. On January 24, 2011, the Company received a ruling by Judge Wanger dismissing all claims against the Company, TMV, the County and Ken Salazar. However, the judge did grant a limited right by the plaintiff to amend certain causes of action in the complaint.
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
On September 24, 2012, Robinson (through another new counsel) filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As an excuse Robinson’s new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. The motion to reinstate the appeal was accompanied by a proposed opening brief. In response, the Company and the County filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice, or the DOJ, did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. Thereafter, the DOJ requested and obtained further extensions of time to file its answering brief, first to August 27, 2013, and finally to September 17, 2013. The Company filed its answering brief and supplemental excerpts of record on August 27, 2013. The County and DOJ both filed their answering briefs on September 17, 2013. Both the Company and the County (but not the DOJ) included in their answering briefs the argument that the Court of Appeal lacks jurisdiction to hear the appeal because the plaintiff did not show the required extraordinary good cause for his failure to file his opening briefs. The plaintiff filed a short reply brief on November 4, 2013. The matter is now fully briefed. The Ninth Circuit initially scheduled an oral argument to occur on Wednesday, May 14, 2014 but counsel for Robinson filed a motion to continue the argument due to a scheduling conflict. So far as we are aware, the Ninth Circuit has not yet set a revised oral argument date. In the meantime, the Company continues to believe that a negative outcome of this case is remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. Phase 5 of the trial commenced in February, 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. Phase 6 of the trial concerning claims of prescriptive water rights is scheduled to commence in August, 2014, at which time the court will also consider preliminary approval of the proposed settlement. Because the settlement remains tentative and given the complex nature of the adjudication, at this time it is difficult to ascertain what the outcome of the court proceedings will be or whether an alternative settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit.The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by the same plaintiffs in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. Another lawsuit was filed in Sacramento by two districts boarding the Kern Water Bank, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts (Rosedale), which is before the same court, asserting that the remedial EIR did not adequately evaluate potential impacts arising from future operations of the Kern Water Bank, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits. In an initial favorable ruling on January 25, 2013, Judge Frawley determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and barred by the statutes of limitation and doctrine of latches. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a lengthy decision, rejecting all of Central Delta’s California Environmental Quality Act claims, except the claims of Rosedale’s that Central Delta essentially joined claiming the EIR was deficient in that it did not adequately evaluate future impacts on groundwater resulting from operation of the Kern Water Bank. Therefore DWR will be required to prepare a supplemental EIR on the issue of local groundwater impacts. On September 5, 2014 the court will hold a hearing on the remedy for the deficient EIR. We are uncertain as to whether this could result in some curtailment in future Kern Water Bank Authority operations. The monetary value of a potential adverse outcome on the claims likewise cannot be estimated at this time.
10.    RETIREMENT PLANS
The Company has a defined benefit plan that covers many of its employees, or the Benefit Plan. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $600,000 to the plan during 2014.
Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At March 31, 2014, the investment mix was approximately 60% equity, 34% debt, and 6% money market funds. At December 31, 2013, the investment mix was approximately 54% equity, 30% debt and 16% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 5.0% in 2014 and 2013. The expected long-term rate of return on plan assets is 7.5% in 2014 and 2013. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense for the Benefit Plan was as follows:

	Three Months Ended March 31
($ in thousands)	2014	2013
Cost components:
Service cost-benefits earned during the period	$(90)	$(71)
Interest cost on projected benefit obligation	(101)	(94)
Expected return on plan assets	136	114
Net amortization and deferral	(470)	(48)
Total net periodic pension cost	$(525)	$(99)

During the first quarter of 2014, the Company purchased annuities for eligible, retired participants of the defined benefit plan. The retirement benefits payments were of a size that met the requirement for settlement accounting within the pension plan. Based on the projected benefit obligation and the fair value of plan assets before and after the payment of benefits we realized a $392,000 increase in minimum pension liability and an increase in expense of $407,000 above our normal periodic pension cost.
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

	Three Months Ended March 31
($ in thousands)	2014	2013
Cost components:
Service cost-benefits earned during the period	$(80)	$(43)
Interest cost on projected benefit obligation	(55)	(54)
Net amortization and deferral	(57)	(72)
Total net periodic pension cost	$(192)	$(169)
11.    BUSINESS SEGMENTS
We currently operate in four business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming.

The revenue components of the commercial/industrial real estate segment for the three months ended March 31 are as follows:

(In thousands)	2014	2013
Commercial leases	$1,863	$1,659
Grazing leases	368	374
All other land management ancillary services	711	689
Total revenue	2,942	2,722
Equity in earnings of unconsolidated joint ventures	459	422
Revenues and equity in earnings of unconsolidated joint ventures	$3,401	$3,144
Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Calpine power plant lease, communication tower rents, and payments from easement leases. Land management ancillary services include wildlife management, landscape and property maintenance, and building management services.
The resort/residential real estate development segment produces revenues from farming activities, such as hay sales, within the Centennial Founders, LLC and is actively involved in the land entitlement and pre-development process. The farming segment produces revenues from the sale of wine grapes, almonds and pistachios.

The revenue components of the resort/residential real estate development segment for the three months ended March 31 are as follows:

(In thousands)	2014	2013
Hay sales - Centennial operations	$266	$158
Management fees	90	78
Other	3	1
Total revenue	359	237
Equity in earnings (losses) of unconsolidated joint ventures	(21)	(13)
Revenues and equity in earnings of unconsolidated joint ventures	$338	$224
The mineral resources segment receives oil and mineral and mining royalties from exploration and development companies that extract or mine the natural resources from our land. Revenues from our mineral resources segment decreased $602,000, or 21%, to $2,264,000 during 2014 compared to 2013, primarily due to a $514,000 decrease in oil royalty revenues. The 21% decrease in production was the result of the timing of completion of expanded production facilities and regulatory permitting management. In addition, the price per barrel of oil decreased by 4% to approximately $97 per barrel in 2014 from approximately $101 per barrel in 2013. During the first quarter of 2014, three new production wells were completed on our lands. These wells are still in the test phase and are expected to be put into production within the next quarter. The following table summarizes these activities for each of the three months ended March 31:

($ in thousands)	2014	2013
Oil and gas	$1,740	$2,254
Rock aggregate	263	140
Cement	205	160
Land lease for oil exploration	56	312
Total revenue	$2,264	$2,866

12.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at March 31, 2014 was $69,467,000. The equity in the income of the unconsolidated joint ventures was $438,000 for the three months ended March 31, 2014. The unconsolidated joint ventures have not been consolidated as of March 31, 2014, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At March 31, 2014, the Company had an equity investment balance of $12,111,000 in this joint venture.

•
Tejon Mountain Village LLC - Tejon Mountain Village LLC, or TMV LLC, is an unconsolidated joint venture between the Company and DMB Pacific LLC formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. The Company has 50% voting rights and shares 50% of profit and losses in this venture. The joint venture agreement provides that cash distributions will follow defined distribution levels and be distributed quarterly to the Company and DMB in an amount proportional to capital contributed at each distribution level, some of which are not equal. For additional information please refer to the filed TMV LLC agreement and amendments listed as exhibits under Part II, Item 6 of this report and the description of this agreement in our Form 10K/A for fiscal year ended December 31, 2013. At March 31, 2014, the Company’s equity investment balance in this joint venture was $44,278,000.

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

During the second quarter of 2013, we entered into a new joint venture with Rockefeller, the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage a 326,000 square foot outlet center on land at TRCC-East. This outlet center is estimated to cost approximately $86 million to construct and will be funded through a construction loan for up to 60% of the costs and equity from the members. This joint venture is separate from the above agreement to develop up to 500 acres of land in TRCC. During the second quarter of 2013, we contributed land and other assets at an agreed value of $10,558,000 for our capital contribution ($2,159,000 at cost) and Rockefeller matched our capital contribution with cash. Rockefeller also reimbursed the Company for $335,000 in outlet center marketing costs, which were offset against the Company's equity in losses for the TRCC/Rock Outlet Center LLC joint venture. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of March 31, 2014, had an outstanding balance of $5,209,000.
At March 31, 2014, the Company’s combined equity investment balance in these three joint ventures was $13,078,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes, Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At March 31, 2014 the Company had a 73.21% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of March 31, 2014 and December 31, 2013 and unaudited condensed statements of operations for the three months ended March 31, 2014 and March 31, 2013 are as follows:
Statement of Operations for the three months ended March 31, 2014

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial-VIE
Revenues	$25,053	$844	$16	$—	$—	$25,913	$269
Net income (loss)	$998	$59	$5	$(344)	$(42)	$676	$68
Partner’s share of net income (loss)	$399	$30	$2	$(172)	$(21)	$238	$18
Equity in earnings (losses)	$599	$29	$3	$(172)	$(21)	$438	$—
Balance Sheet Information as of March 31, 2014

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial-VIE
Current assets	$16,123	$1,329	$41	$2,660	$211	$20,364	$524
Property and equipment, net	43,956	16,452	4,527	43,459	100,459	208,853	75,646
Other assets	198	341	—	4,841	—	5,380	—
Long-term debt	(16,400)	(11,000)	—	(5,209)	—	(32,609)	—
Other liabilities	(3,028)	(175)	(23)	(13,449)	(338)	(17,013)	(477)
Net assets	$40,849	$6,947	$4,545	$32,302	$100,332	$184,975	$75,693
Statement of Operations for the three months ended March 31, 2013

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	Tejon Mountain Village	Total	Centennial
Revenues	$26,474	$846	$14	$—	$27,334	$158
Net income (loss)	$650	$55	$10	$(26)	$689	$51
Partner’s share of net income (loss)	$260	$28	$5	$(13)	$280	$15
Equity in earnings (losses)	$390	$27	$5	$(13)	$409	$—
Balance Sheet Information as of December 31, 2013

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial-VIE
Current assets	$14,886	$813	$10	$2,428	$99,690	$117,827	$86
Property and equipment, net	43,897	16,980	4,514	24,633	—	90,024	74,968
Other assets	208	438	—	2,161	—	2,807	—
Long-term debt	(16,602)	(11,000)	—	—	—	(27,602)	—
Other liabilities	(2,687)	(343)	—	(8,577)	(168)	(11,775)	(204)
Net assets	$39,702	$6,888	$4,524	$20,645	$99,522	$171,281	$74,850

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward- looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above in the section entitled, “Risk Factors” in this report and our Annual Report on Form 10-K.
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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the three active developments are Tejon Mountain Village, or TMV, Centennial, and the Grapevine Development Area, or Grapevine. During the first quarter of 2013 we began land planning activities and the first steps of gathering information to prepare an environmental impact report to entitle Grapevine, which is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. We are currently focusing on approximately 8,010 acres within Grapevine for a mixed use development to include housing, retail, and commercial components. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, and a lease with National Cement. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios.
For the first three months of 2014 we had net income attributable to common stockholders of $1,113,000 compared to net income attributable to common stockholders of $615,000 first three months of 2013. This increase was primarily attributable to $3,002,000 in net income generated by sales of water and decreases in operating expenses. These improvements were partially offset by decreases in farming revenues resulting from a decrease in almond sales and a decrease in mineral resources revenues mainly due to lower production levels.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 11 of the Notes to Unaudited Consolidated Financial Statements.
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
Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to that filing for a description of our critical accounting policies.
Results of Operations
Comparison of three months ended March 31, 2014 to three months ended March 31, 2013
Total revenues for the first three months of 2014 were $7,145,000 compared to $9,760,000 for the first three months of 2013. This decrease of $2,615,000, or 27%, in total revenues is primarily attributable to a decrease in farming revenues resulting from a decrease in almond sales and mineral resources revenues mainly due to lower production levels.
Commercial/industrial segment revenues increased for the first three months of 2014 by $220,000 compared to the first three months of 2013 primarily due to a $229,000 increase in development fees related to the construction of the Outlets at Tejon and an increase in ancillary revenues, such as hunting These increases were partially offset by a decrease in percentage rent from the Calpine lease.
Commercial/industrial segment expenses increased $198,000 during the first three months of 2014 compared to the same period in 2013 primarily due to a decrease in costs capitalized to construction in progress projects and higher professional services fees, that were partially offset by a decrease in compensation expense.
Resort/residential segment revenues increased to $359,000 during the first three months of 2014 compared to the same period in 2013 primarily due to a $117,000 increase in ancillary hay sales.
Resort/residential segment expenses increased $346,000 during the first three months of 2014 compared to the same period in 2013 primarily due to the reversal of $485,000 of stock compensation expense recorded in 2013 related to the departure of an executive in 2013 and a $97,000 increase in costs related to ancillary hay crop farm activities. These increases were partially offset by a $127,000 decrease in salaries related to the departure of the executive in 2013 who has not been replaced and lower professional service fees.
Mineral resources segment revenues decreased $602,000, or 21%, to $2,264,000 during the first three months of 2014 compared to the same period in 2013, primarily due to a $514,000 decrease in oil royalty revenues. The decline in oil royalty revenues is because of a decrease in production of 21% resulting from the timing of completion of the expansion of lessees production facilities and regulatory permitting management, which reduced the number of new wells being drilled. However, during the first quarter of 2014, 3 new production wells were completed on our lands. These wells are still in the test phase and are expected to be put into production within the next quarter. In addition, the price per barrel of oil decreased by 4% when compared to 2013. Leasehold payments declined $256,000 during the quarter due to Sojitz Energy beginning a drill program during the second half of 2013. These unfavorable oil royalty and lease payments were partially offset by $168,000 of improvements in rock and aggregate royalties and in production at the National Cement lease. These improvements were driven by improved construction activity in our region.
Farming revenues decreased $2,355,000 during the first three months of 2014 compared to the same period in 2013, primarily due to a $2,390,000 decrease in almond revenues because of a 67% decrease in pounds sold, resulting from a 54% reduction in inventory carryover compared to the prior year. This decline in sales volume was partially offset by a 13% increase in price for almonds.
Farming expenses declined $584,000, or 26%, during the first three months of 2014 compared to the same period in 2013, primarily due to a $550,000 decrease in almond cost of sales due to the decrease in pounds sold during the first quarter of 2014 when compared to 2013.

Corporate general and administrative costs decreased $407,000, or 11%, during the first three months of 2014 compared to the same period in 2013, primarily due to a $378,000 decrease in stock compensation expense resulting from the modification of stock compensation plan in the first quarter of 2014, a $253,000 increase in general and administrative expense allocations to other departments, a $224,000 decrease in charitable donations mainly due to the $250,000 pledge to the Houchin Blood Bank in 2013, and a $192,000 decrease in professional services and public company related expenses, mainly due to the timing of 2013 audit services. These improvements were partially offset by an increase in pension expense related to the settlement of retiree benefits.
During the fourth quarter of 2013, we acquired the right and obligation to purchase 6,693 acre-feet of water on an annual basis through 2044 with an option to extend the purchase agreement for an additional 35 years. This water is being purchased to service our long-term farming and real estate development projects. During the first quarter of 2014, we determined we had excess water supply for our needs, and in the first quarter of 2014 we sold 6,000 acre-feet of the 6,693 acre-feet of 2014 water we purchased. Water sales during the first quarter of 2014 totaled $7,390,000 with a cost of $4,388,000 for net income recognized of $3,002,000 for the three months ended March 31, 2014.
Our share of earnings from our joint ventures was $438,000, or an increase of $29,000 during the first quarter of 2014 when compared to the same period in 2013 primarily due to $209,000 higher income from our TA/Petro joint venture as a result of higher volumes and improving net operating margins. This increase was partially offset by a $172,000 net loss at our TRCC/Outlets at Tejon joint venture which was primarily due to marketing costs for the Outlets at Tejon.
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities and timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
Income Taxes
For the three months ended March 31, 2014, the Company incurred a net income tax expense of $541,000 compared to a net income tax expense of $147,000 for the three months ended March 31, 2013. These represent effective income tax rates of approximately 32% and 19% for the three months ended March 31, 2014 and, 2013, respectively. The effective tax rate for the first three months of 2014 is calculated based on forecasted annual net income for 2014 adjusted for estimated permanent tax differences such as oil depletion allowances. As of March 31, 2014 we had an income tax receivable of $2,614,000 which is included in prepaid expenses and other current assets. For March 31, 2013, we had no tax payable.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first three months of 2014, the Company had $0 income tax payments for the 2013 tax year.
Cash Flow and Liquidity
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
Our cash, cash equivalents and marketable securities totaled approximately $57,095,000 at March 31, 2014, a decrease of $7,372,000, or 11%, from the corresponding amount at the end of 2013. Cash, cash equivalents and marketable securities decreased during the first three months of 2014 due to property and equipment expenditures that included infrastructure development costs, investment in joint ventures, and investments in long term water assets. These investments were partially offset by cash from operations and net maturities of marketable securities.
The following table shows our cash flow activities for the three months ended March 31:

(in thousands)	2014	2013
Operating activities	$4,783	$3,567
Investing activities	$(9,065)	$(5,860)
Financing activities	$(573)	$(643)
During the first three months of 2014, our operations provided $4,783,000 of cash primarily attributable to net income from the sale of water and collection of farming accounts receivable. During the first three months of 2013, our operations provided $3,567,000 of cash primarily from improved operating results mainly from crop revenues, leasing and hunting activities and the collection of farming accounts receivable.
During the first three months of 2014, investing activities used $9,065,000 of cash primarily as a result of a $6,425,000 investment in our unconsolidated joint ventures of which $6,000,000 was contributed to TRCC/Rock Outlet Center LLC joint venture and $425,000 was contributed to TMV. Additionally, investing activities used $5,419,000 in capital expenditures during the first three months of 2014 consisting of $1,966,000 related to the Grapevine Development Area for entitlement activities, $1,594,000 of investments in TRCC infrastructure, primarily associated with the development of the outlet center on land at TRCC-East, $652,000 related to investments in water systems as well as crop development, and $534,000 related to Centennial Founders LLC for entitlement activities. The remaining capital expenditures consisted of $673,000 related to ordinary capital expenditures such as farm and property maintenance equipment replacements as well as corporate headquarters infrastructure. These expenditures were partially offset by net proceeds of $2,326,000 from the sale and maturity of marketable securities. During the first three months of 2013, investing activities used $5,860,000 of cash primarily as a result of the $3,718,000 in capital expenditures, described below, $900,000 in contributions in our TMV joint venture, and $1,131,000 net investment in marketable securities. Included in the $3,718,000 of capital expenditures during the first three months of 2013 was $741,000 related to Centennial Founders, LLC. The remaining capital expenditures consisted of $2,954,000 investments in TRCC infrastructure and ordinary capital expenditures such as farm equipment replacements and crop development.
We anticipate that our capital investment requirements could increase for 2014 when compared to 2013. These estimated investments include approximately $10,000,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future new absorption. We are also investing approximately $1,600,000 to complete development of new grape vineyards and begin removal of old vineyards as a part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to an additional $12,000,000 for land planning and entitlement activities for the Grapevine Development Area. We may potentially invest up to $5,600,000 throughout the remainder of 2014 in our various joint ventures, including Centennial Founders LLC, Tejon Mountain Village LLC, and TRCC/Rock Outlet Center LLC. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $2,000,000. We are also planning to invest approximately $1,500,000 in the replacement of operating equipment, such as farm equipment, and updates to our information technology systems.
During the first three months of 2014, financing activities used $573,000 in cash. This use of cash was primarily tied to the buyback of stock at time of the vesting of stock grants for the payment of payroll taxes. At March 31, 2014, there was no outstanding balance on our line of credit. During the first three months of 2013, financing activities used $643,000 in cash, primarily as a result of payroll taxes on issuance of restricted stock grants.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than periods. Based on our experience, we believe we will have adequate cash flows and cash balances over the next twelve months to fund internal operations.
Capital Structure and Financial Condition
At March 31, 2014, total capitalization at book value was $326,218,000 consisting of $4,635,000 of debt and $321,583,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 1.45%, which is a slight increase when compared to the debt-to- total-capitalization ratio at December 31, 2013.
We have a long-term revolving line of credit of $30,000,000 that, as of March 31, 2014, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 1.75% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in December 2016), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, not less than $225,000,000 and liquid assets of not less than $25,000,000 including available borrowing on the line of credit. At March 31, 2014, our tangible net worth was $326,218,000 and liquid assets were $57,095,000, not including availability in the line of credit. This line of credit is secured by a portion of our farm acreage. The outstanding long-term debt, less current portion of $236,000, is $4,399,000 at March 31, 2014. This debt is being used to provide long-term financing for commercial retail development within TRCC-West.

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
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of 3,000,000 warrants to purchase shares of Company common stock, par value $0.50 per share, or Warrants, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share and will be exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. Each holder of Common Stock as of the Record Date received a number of Warrants equal to the number of shares held multiplied by 0.14771, rounded to the nearest whole number. No cash or other consideration was paid in respect of any fractional Warrants that were rounded down. The Company issued the Warrants pursuant to a Warrant Agreement, dated as of August 7, 2013, between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. Proceeds received from the exercise of the Warrants will be used to provide additional working capital for general corporate purposes, including development activities within the Company's industrial and residential projects and to continue its investments into water assets and water facilities.
As noted above, at March 31, 2014, we had $57,095,000 in cash and securities and as of the filing date of this Form 10-Q, we have $30,000,000 available on credit lines to meet any short-term liquidity needs.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2014, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$286,248	$7,765	$15,942	$16,517	$246,024
Cash contract commitments	5,548	5,548	—	—	—
Defined Benefit Plan	5,001	1,119	702	816	2,364
SERP	6,951	550	1,318	1,403	3,680
Tejon Ranch Conservancy	3,760	480	1,080	880	1,320
Interest on fixed rate debt	1,582	192	354	309	727
Long-term debt	4,635	176	499	543	3,417
Letter of Credit Fee	83	83	—	—	—
Line of Credit	15	15	—	—	—
Total contractual obligations	$313,823	$15,928	$19,895	$20,468	$257,532
The categories above include purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP. A “purchase obligation” is defined in Item 303(a)(5)(ii)(D) of Regulation S-K as “an agreement to purchase goods or services that is enforceable and legally binding on the Registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” Based on this definition, the table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
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
As discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments above reflect estimates of future defined benefit plan contributions from the Company to the plan trust and estimates of future payments to employees from the Company that are in the SERP program. We estimate that we will contribute approximately $600,000 to the pension plan in 2014.
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
Estimated water contract payments include State Water Project, or SWP contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, Tulare Water Storage, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. The Tulare Water Storage and Dudley-Ridge Water Storage District SWP contracts have now been transferred to the Antelope Valley East Kern Water Storage District, or AVEK, for our use in the Antelope Valley. Future payments related to these contracts will be paid to AVEK beginning in 2014 and future years. In addition, as discussed in the Company's Annual Report on Form 10-K for the year ended December 31 2013 in Item 2 - Properties - Water Operations, in late 2013 we purchased the assignment of a contract to purchase water. The assigned water contract is with Nickel Family, LLC, or Nickel, and obligates us to purchase 6,693 acre-feet of water starting in 2014 and running through 2044. The above table has been updated to capture our contractual obligations under the Nickel water purchase agreement, the Tejon-Castac Water District, the Tulare Water Storage contract, and the Dudley-Ridge Water Storage contract, which obligations were not reflected in the contractual obligations table in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to Note 4 of the Notes to Unaudited Consolidated Financial Statements for additional information regarding water assets.
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
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. For a further discussion, please refer to Note 12 of the Notes to Unaudited Consolidated Financial Statements in this report.
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard and Poor’s. See Note 3 of the Notes to Unaudited Consolidated Financial Statements, Marketable Securities.
Our line-of-credit currently has no outstanding balance. The interest rate on our line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $4,635,000 has a fixed interest rate of 4.25%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations. At March 31, 2014, we had no outstanding interest rate swap agreements.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2014
(In thousands except percentage data)

								Fair Value at
	2014	2015	2016	2017	2018	Thereafter	Total	March 31, 2014
Assets:
Marketable securities	$12,599	$20,059	$10,482	$8,821	$710	$—	$52,671	$52,919
Weighted average interest rate	1.40%	1.51%	1.29%	1.29%	1.49%	—%	1.40%
Liabilities
Long-term debt	$176	$244	$255	$266	$277	$3,417	$4,635	$4,635
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2013
(In thousands except percentage data)

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value 12/31/2013
Assets:
Marketable securities	$17,246	$20,237	$10,534	$7,183	$—	$—	$55,200	$55,436
Weighted average interest rate	1.47%	1.51%	1.29%	1.32%	—%	—%	1.43%
Liabilities:
Long-term debt	$234	$244	$255	$266	$277	$3,417	$4,693	$4,693
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Our risk with regard to fluctuations in interest rates has decreased slightly related to marketable securities since these balances have decreased compared to the December 31, 2013.
Commodity Price Exposure
As of March 31, 2014, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2013 and 2014 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $5,567,000 of accounts receivable outstanding at March 31, 2014, $2,799,000 or 50%, is at risk to changing prices. Of the amount at risk to changing prices, $1,752,000 is attributable to pistachios, and $1,047,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2013 was $5,495,000, or 77% of the total accounts receivable of $7,108,000.
The price estimated for recording accounts receivable for pistachios recorded at March 31, 2014 was $2.56 per pound, as compared to $2.51 per pound at December 31, 2013. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $7,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $4.07. With respect to almonds, the price estimated for recording the receivable was $2.64 per pound, as compared to $2.49 per pound at December 31, 2013. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $4,000. The range of final prices over the last three years for almonds has ranged from $1.71 to $3.64 per pound.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 9. Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 19
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 12, 2014	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Executive Vice President, Chief Financial Officer