Form 10-Q
period 2014-06-30
TEJON RANCH CO
filed 2014-08-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2014 was 20,591,480.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30

	2014	2013	2014	2013
Revenues:
Real estate - commercial/industrial	$2,553	$2,825	$5,495	$5,547
Real estate - resort/residential	228	234	587	471
Mineral resources	2,441	2,765	4,705	5,631
Farming	2,786	1,651	4,366	5,586
Total revenues	8,008	7,475	15,153	17,235
Costs and Expenses:
Real estate - commercial/industrial	3,336	3,141	6,647	6,254
Real estate - resort/residential	918	1,265	1,573	1,574
Mineral resources	152	65	227	225
Farming	1,197	1,179	2,870	3,436
Corporate expenses	2,608	658	6,032	4,489
Total expenses	8,211	6,308	17,349	15,978
Operating income (loss)	(203)	1,167	(2,196)	1,257
Other Income:
Income from water sales	177	—	3,179	—
Investment income	185	238	383	513
Other income	20	14	47	17
Total other income	382	252	3,609	530
Income from operations before equity in earnings of unconsolidated joint ventures	179	1,419	1,413	1,787
Equity in earnings of unconsolidated joint ventures, net	1,148	1,270	1,586	1,679
Income before income tax expense	1,327	2,689	2,999	3,466
Income tax expense	479	686	1,020	833
Net income	848	2,003	1,979	2,633
Net loss attributable to non-controlling interest	(26)	(81)	(8)	(66)
Net income attributable to common stockholders	$874	$2,084	$1,987	$2,699
Net income per share attributable to common stockholders, basic	$0.04	$0.10	$0.10	$0.13
Net income per share attributable to common stockholders, diluted	$0.04	$0.10	$0.10	$0.13

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30

	2014	2013	2014	2013
Net income	$848	$2,003	$1,979	$2,633
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(1)	(409)	11	(452)
Benefit plan adjustments	—	—	(474)	—
Benefit plan reclassification for losses included in net income	—	—	407	—
Other comprehensive loss before taxes	(1)	(409)	(56)	(452)
(Provisions) benefit for income taxes related to other comprehensive loss items	—	164	186	181
Other comprehensive income (loss)	(1)	(245)	130	(271)
Comprehensive income	847	1,758	2,109	2,362
Comprehensive loss attributable to non-controlling interests	(26)	(81)	(8)	(66)
Comprehensive income attributable to common stockholders	$873	$1,839	$2,117	$2,428
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2014
	(unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,898	$9,031
Marketable securities - available-for-sale	52,844	55,436
Accounts receivable	4,958	7,108
Inventories	8,570	3,510
Prepaid expenses and other current assets	7,675	7,707
Deferred tax assets	637	452
Total current assets	76,582	83,244
Property and equipment - net of depreciation (includes $76,113 at June 30, 2014 and $74,726 at December 31, 2013, attributable to Centennial Founders LLC, Note 12)	154,373	146,542
Investments in unconsolidated joint ventures	73,722	62,604
Long-term water assets	46,025	46,754
Long-term deferred tax assets	1,591	1,592
Other assets	1,721	2,143
TOTAL ASSETS	$354,014	$342,879
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,699	$5,028
Accrued liabilities and other	2,545	2,647
Deferred income	792	865
Short-term debt and current maturities of long-term debt	10,439	234
Total current liabilities	16,475	8,774
Long-term debt, less current portion	4,338	4,459
Long-term deferred gains	2,248	2,248
Other liabilities	6,511	6,518
Pension liability	1,053	693
Total liabilities	30,625	22,692
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,586,758 at June 30, 2014 and 20,563,023 at December 31, 2013	10,293	10,282
Additional paid-in capital	211,930	210,848
Accumulated other comprehensive loss	(3,203)	(3,333)
Retained earnings	64,772	62,785
Total Tejon Ranch Co. Stockholders’ Equity	283,792	280,582
Non-controlling interest	39,597	39,605
Total equity	323,389	320,187
TOTAL LIABILITIES AND EQUITY	$354,014	$342,879
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30
	2014	2013
Operating Activities
Net income	$1,979	$2,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,449	1,767
Amortization of premium/discount of marketable securities	392	459
Equity in earnings of unconsolidated joint ventures	(1,586)	(1,679)
Non-cash retirement plan expense	851	325
Stock compensation expense	1,562	(568)
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	521	643
Current liabilities, net	(4,040)	(948)
Net cash provided by operating activities	2,128	2,632
Investing Activities
Maturities and sales of marketable securities	8,352	14,066
Funds invested in marketable securities	(6,142)	(14,844)
Property and equipment expenditures	(11,479)	(10,653)
Reimbursement of outlet center costs	—	512
Reimbursement proceeds from Communities Facilities District	—	14,139
Investment in unconsolidated joint ventures	(9,532)	(1,375)
Investments in long-term water assets	(482)	(437)
Other	453	(127)
Net cash provided by (used in) investing activities	(18,830)	1,281
Financing Activities
Borrowings of short-term debt	14,700	—
Repayments of short-term debt	(4,500)	(20)
Repayments of long-term debt	(116)	—
Proceeds from exercise of stock options	—	211
Taxes on vested stock grants	(515)	(845)
Net cash provided by (used in) financing activities	9,569	(654)
Increase (decrease) in cash and cash equivalents	(7,133)	3,259
Cash and cash equivalents at beginning of year	9,031	7,219
Cash and cash equivalents at end of period	$1,898	$10,478
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$1,183	$1,122
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	20,085,865	10,043	198,117	(5,118)	65,550	268,592	39,667	308,259
Net income	—	—	—	—	4,165	4,165	(62)	4,103
Other comprehensive income	—	—	—	1,785	—	1,785	—	1,785
Exercise of stock options and related tax benefit of $3	7,567	4	207	—	—	211	—	211
Restricted stock issuance	391,555	196	(196)	—	—	—	—	—
Common stock issued for water purchase	251,876	126	9,244	—	—	9,370	—	9,370
Stock compensation	—	—	1,223	—	—	1,223	—	1,223
Shares withheld for taxes and tax benefit of vested shares	(173,840)	(87)	(4,677)	—	—	(4,764)	—	(4,764)
Warrants issued as dividends (3,000,000 warrants)	—	—	6,930	—	(6,930)	—	—	—
Balance, December 31, 2013	20,563,023	10,282	210,848	(3,333)	62,785	280,582	39,605	320,187
Net income	—	—	—	—	1,987	1,987	(8)	1,979
Other comprehensive income	—	—	—	130	—	130	—	130
Restricted stock issuance	38,794	19	(19)	—	—	—	—	—
Stock compensation	—	—	1,608	—	—	1,608	—	1,608
Shares withheld for taxes and tax benefit of vested shares	(15,059)	(8)	(507)	—	—	(515)	—	(515)
Balance, June 30, 2014	20,586,758	$10,293	$211,930	$(3,203)	$64,772	$283,792	$39,597	$323,389
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries, (the Company, Tejon, we, us and our), furnished pursuant to the instructions to Part I of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.
The periods ending June 30, 2014 and 2013 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s June 30, 2014 and December 31, 2013 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
2.    EQUITY
Earnings Per Share (EPS)
Basic net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of warrants to purchase common stock, and the vesting of restricted stock grants per ASC 260, “Earnings Per Share.”

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Weighted average number of shares outstanding:
Common stock	20,586,190	20,136,188	20,577,280	20,118,152
Common stock equivalents-stock options, grants	35,406	16,323	40,323	17,039
Diluted shares outstanding	20,621,596	20,152,511	20,617,603	20,135,191
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

($ in thousands)		June 30, 2014		December 31, 2013
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,290	$1,282	$1,690	$1,677
with unrecognized losses for more than 12 months		459	455	110	110
with unrecognized gains		6,530	6,560	6,298	6,334
Total Certificates of deposit	Level 1	8,279	8,297	8,098	8,121
US Treasury and agency notes
with unrecognized losses for less than 12 months		3,434	3,427	4,672	4,664
with unrecognized losses for more than 12 months		1,322	1,319	1,699	1,694
with unrecognized gains		5,851	5,889	3,713	3,760
Total US Treasury and agency notes	Level 2	10,607	10,635	10,084	10,118
Corporate notes
with unrecognized losses for less than 12 months		3,010	2,990	7,270	7,192
with unrecognized losses for more than 12 months		1,338	1,334	530	523
with unrecognized gains		23,338	23,524	21,945	22,173
Total Corporate notes	Level 2	27,686	27,848	29,745	29,888
Municipal notes
with unrecognized losses for less than 12 months		419	417	1,688	1,677
with unrecognized losses for more than 12 months		315	311	318	316
with unrecognized gains		5,291	5,336	5,267	5,316
Total Municipal notes	Level 2	6,025	6,064	7,273	7,309
		$52,597	$52,844	$55,200	$55,436
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
At June 30, 2014, the fair market value of investment securities exceeded the cost basis by $247,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at June 30, 2014. The Company has determined that any unrealized losses in the portfolio are temporary as of June 30, 2014. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of June 30, 2014, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $11,000, which includes estimated taxes of $4,000.
As of June 30, 2014, the Company’s gross unrealized holding gains equal $299,000 and gross unrealized holding losses equal $52,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

At June 30, 2014	2014	2015	2016	2017	2018	Total
Certificates of deposit	$1,166	$4,213	$1,501	$831	$509	$8,220
U.S. Treasury and agency notes	4,481	3,836	600	1,209	523	$10,649
Corporate notes	1,919	9,937	6,704	6,798	1,264	$26,622
Municipal notes	1,485	2,205	1,235	790	125	$5,840
	$9,051	$20,191	$10,040	$9,628	$2,421	$51,331

At December 31, 2013	2014	2015	2016	2017	Total
Certificates of deposit	$1,627	$4,213	$1,501	$681	$8,022
U.S. Treasury and agency notes	5,485	3,336	600	692	$10,113
Corporate notes	6,729	10,037	6,704	5,174	$28,644
Municipal notes	3,325	2,205	1,235	295	$7,060
	$17,166	$19,791	$10,040	$6,842	$53,839
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     LONG TERM WATER ASSETS
Long term water assets consist of water and water contracts held for future use or sale. The water is held at cost which includes the price paid for the water and the cost to pump and deliver the water. A portion of our water is currently held in a water bank on Company land in southern Kern County. Company banked water costs also include costs related to the right to receive additional acre feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK. The Company has also banked water within an AVEK owned water bank.
In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and now have been transferred to AVEK for our use in the Antelope Valley. On November 6, 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The aggregate purchase price was approximately $18,700,000 and was paid one-half in cash and one-half in shares of Company Common Stock. The number of shares of Common Stock delivered was determined based on the volume weighted average price of Common Stock for the ten trading days that ended two days prior to closing, which calculated to be 251,876 shares of Common Stock.
This Nickel water purchase is similar to other transactions the Company has completed over the last several years as the Company has been building its water assets for internal needs as well as for investment purposes due to the limited water supply within California.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2014 was $656 per acre-foot. Purchase costs in 2015 and beyond are subject to annual cost increases based on the greater of the consumer price index and 3%.
The water purchased under the contract with Nickel will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
During the first six months of 2014, we sold 6,250 acre feet of water totaling $7,702,000 with a cost of $4,523,000, which are recorded in income (expense) from water sales on the Unaudited Consolidated Statements of Operations.

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

(in acre feet, unaudited)	June 30, 2014	December 31, 2013
Banked water and water for future delivery
AVEK water bank	13,461	12,280
Company water bank	8,700	8,818
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	24,523	23,460
Transferable water with AVEK*	14,786	14,786
Water Contracts	10,137	10,137
Total purchased water - third parties	49,446	48,383
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,479
TCWD - Banked water contracted to Company	37,552	42,685
Total purchased and contracted water sources in acre feet	108,294	112,094
*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 22,179 acre feet.

($ in thousands)	June 30, 2014	December 31, 2013
Banked water and water for future delivery	$4,779	$4,779
Transferable water	9,309	8,988
Water Contracts (net of accumulated amortization of $3,512 and $2,837 at June 30, 2014 and December 2013, respectively)	33,288	33,804
Total long-term assets	47,376	47,571
less: Current portion	(1,351)	(817)
	$46,025	$46,754

5.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	June 30, 2014	December 31, 2013
Accrued vacation	$742	$673
Accrued paid personal leave	591	619
Accrued bonus	896	677
Other	316	678
	$2,545	$2,647
6.     SHORT-TERM AND LONG-TERM DEBT
The carrying value of our outstanding debt consists of the following:

($ in thousands)	June 30, 2014	December 31, 2013
Note payable to a bank	$4,577	$4,693
Revolving line of credit	10,200	—
Total short-term and long-term debt	14,777	4,693
Less short-term debt and current maturities of long-term debt	(10,439)	(234)
	$4,338	$4,459

The outstanding long-term debt is being used to provide long-term financing for commercial retail development within the Tejon Ranch Commerce Center -West, or TRCC-West. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.
We also have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2014 had an outstanding balance of $10,200,000 and at December 31, 2013, had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 1.75% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in December 2016), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $225,000,000 and liquid assets of not less than $25,000,000, including the amount then available for borrowing under the line of credit. At June 30, 2014 our tangible net worth was $327,966,000 and liquid assets were $74,542,000 including available line of credit of $19,800,000. A portion of our farm acreage secures this line of credit.
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
The following is a summary of the Company's performance share grants with performance conditions for the six months ended June 30, 2014:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	79,961
Target performance	152,418
Maximum performance	250,517
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	June 30, 2014	December 31, 2013
Stock Grants Outstanding Beginning of the Year at Target Achievement	265,701	688,041
New Stock Grants/Additional shares due to maximum achievement	138,485	192,348
Vested Grants	(29,194)	(361,886)
Expired/Forfeited Grants	(128,265)	(252,802)
Stock Grants Outstanding June 30, 2014 at Target Achievement	246,727	265,701
The following is a summary of the Company’s performance- and time-based share grants for the following periods:

	June 30, 2014	December 31, 2013
Performance Share Grants	152,418	177,044
Time Based Grants	94,309	88,657
Stock Grants Outstanding June 30, 2014 at Target Achievement	246,727	265,701
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of June 30, 2014 was $5,404,000 and 28 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's Employee 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

	Six Months Ended	Six Months Ended
Employee Plan:	June 30, 2014	June 30, 2013
Expensed	$1,148,000	$(952,000)
Capitalized	46,000	208,000
	1,194,000	(744,000)
NDSI Plan	414,000	384,000
	$1,608,000	$(360,000)
During the first quarter of 2013 an executive officer of the Company resigned, which led to the Company reversing $485,000 of previously recognized stock compensation expense as the shares were forfeited upon leaving the Company. During the second quarter of 2013, the then current CEO announced his plans to retire at the end of 2013. Based upon his announcement and plans, $2,271,000 of stock compensation expense was reversed in corporate expenses as the shares were forfeited upon leaving the company.
8.     INCOME TAXES
For the six months ended June 30, 2014, the Company incurred a net income tax expense of $1,020,000 compared to a net income tax expense of $833,000 for the six months ended June 30, 2013. These represent effective income tax rates of approximately 34% and 24% for the six months ended June 30, 2014 and, 2013, respectively. The effective tax rate for the first six months of 2014 is based on forecasted annual pre-tax income for 2014 and lower estimated oil depletion allowances as a result of the decrease in oil revenues compared to the same period in 2013. As of June 30, 2014, our balance sheet reflects an income tax receivable of $2,160,000 which is included in prepaid expenses and other current assets.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first six months ended June 30, 2014, the Company had $13,600 income tax payments for the 2014 tax year.
9.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum future annual payments of approximately $7,765,000 per year, based on payments due in 2014. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge

Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Water Storage, and Dudley-Ridge Water Storage District. These SWP contracts for the supply of future water run through 2035. The Tulare Water Storage and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. Future payments related to these contracts will be paid to AVEK beginning in 2014 and future years. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 in Part I, Item 2 - Properties - Water Operations, we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water starting in 2014 and running through 2044.
The Company is obligated to make payments of approximately $800,000 per year to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period.
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of project entitlements and at a value measurement date five-years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
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
In July 2014, the Company received a copy of a Notice of Intent to Sue, or Notice, dated July 17, 2014 indicating that the Center for Biological Diversity, the Wishtoyo Foundation and Dee Dominguez intend to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, under the federal Endangered Species Act challenging USFWS's approval of Tejon Ranchcorp's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, or ITP, to Tejon Ranchcorp for the take of federally listed species. The foregoing approvals authorize, among other things, removal of California condor habitat associated with Tejon Ranchcorp's potential future development of Tejon Mountain Village. No lawsuit has been filed at this time. It is not possible to predict whether any lawsuit will actually be filed or whether the Company or Tejon Ranchcorp will incur any damages from such a lawsuit.
Tejon Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson, or the plaintiff, an alleged representative of the federally-unrecognized "Kawaiisu Tribe" alleging, inter alia, that the Company does not hold legal title to the land within the Tejon Mountain Village, or TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the

Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, or the County, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
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
On September 24, 2012, Robinson (through another new counsel) filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As an excuse Robinson’s new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. The motion to reinstate the appeal was accompanied by a proposed opening brief. In response, the Company and the County filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice, or the DOJ, did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. Thereafter, the DOJ requested and obtained further extensions of time to file its answering brief, first to August 27, 2013, and finally to September 17, 2013. The Company filed its answering brief and supplemental excerpts of record on August 27, 2013. The County and DOJ both filed their answering briefs on September 17, 2013. Both the Company and the County (but not the DOJ) included in their answering briefs the argument that the Court of Appeal lacks jurisdiction to hear the appeal because the plaintiff did not show the required extraordinary good cause for his failure to file his opening briefs. The plaintiff filed a short reply brief on November 4, 2013. The matter is now fully briefed. The Ninth Circuit initially scheduled an oral argument to occur on Wednesday, May 14, 2014 but counsel for Robinson filed a motion to continue the argument due to a scheduling conflict. So far as the Company is aware, the Ninth Circuit has not yet set a revised oral argument date. In the meantime, the Company continues to believe that a negative outcome of this case is remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February, 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. The sixth phase of the trial concerning claims of prescriptive water rights is scheduled to commence in August, 2014, at which time the court will also consider preliminary approval of the proposed settlement. Because the settlement remains tentative and given the complex nature of the adjudication, at this time it is difficult to ascertain what the outcome of the court proceedings will be or whether an alternative settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit.The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by the same plaintiffs in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. Another lawsuit was filed in Sacramento by two districts boarding the Kern Water Bank, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts (Rosedale), which is before the same court, asserting that the remedial EIR did not adequately evaluate potential impacts arising from future operations of the Kern Water Bank, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits. In an initial favorable ruling on January 25, 2013, Judge Frawley determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and barred by the statutes of limitation and doctrine of laches. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a lengthy decision, rejecting all of Central Delta’s California Environmental Quality Act claims, except the claims of Rosedale’s that Central Delta essentially joined claiming the EIR was deficient in that it did not adequately evaluate future impacts on groundwater resulting from operation of the Kern Water Bank. Therefore DWR will be required to prepare a supplemental EIR on the issue of local groundwater impacts. On September 5, 2014 the court will hold a hearing on the remedy for the deficient EIR. We are uncertain as to whether this could result in some curtailment in future Kern Water Bank Authority operations. The monetary value of a potential adverse outcome on the claims likewise cannot be estimated at this time.
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
Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate around the respective targets to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At June 30, 2014, the investment mix was approximately 61% equity, 35% debt, and 4% money market funds. At December 31, 2013, the investment mix was approximately 54% equity, 30% debt and 16% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 5.0% in 2014 and 2013. The expected long-term rate of return on plan assets is 7.5% in 2014 and 2013. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Six Months Ended June 30
($ in thousands)	2014	2013
Cost components:
Service cost-benefits earned during the period	$(180)	$(142)
Interest cost on projected benefit obligation	(202)	(188)
Expected return on plan assets	272	228
Net amortization and deferral	(533)	(96)
Total net periodic pension cost	$(643)	$(198)

During the first quarter of 2014, the Pension Trust purchased annuities for eligible, retired participants of the defined benefit plan. The retirement benefits payments were of a size that met the requirement for settlement accounting within the pension plan. Based on the projected benefit obligation and the fair value of plan assets before and after the payment of benefits we realized a $392,000 increase in minimum pension liability and an increase in expense of $407,000 above our normal periodic pension cost.
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30
($ in thousands)	2014	2013
Cost components:
Service cost-benefits earned during the period	$(160)	$(86)
Interest cost on projected benefit obligation	(110)	(108)
Net amortization and deferral	(114)	(144)
Total net periodic pension cost	$(384)	$(338)

11.    BUSINESS SEGMENTS
We currently operate in four business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming.

The revenue components of the commercial/industrial real estate segment for the six months ended June 30 are as follows:

(In thousands)	2014	2013
Commercial leases	$2,785	$3,401
Grazing leases	713	748
All other land management ancillary services	1,997	1,398
Total revenue	5,495	5,547
Equity in earnings of unconsolidated joint ventures	1,621	1,720
Revenues and equity in earnings of unconsolidated joint ventures	$7,116	$7,267
Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Calpine power plant lease, communication tower rents, and payments from easement leases. Land management ancillary services include development fees, wildlife management, landscape and property maintenance, and building management services.
The resort/residential real estate development segment produces revenues from farming activities, such as hay sales, within the Centennial Founders, LLC joint venture and is actively involved in the land entitlement and pre-development process.
The revenue components of the resort/residential real estate development segment for the six months ended June 30 are as follows:

(In thousands)	2014	2013
Hay sales - Centennial operations	$404	$307
Management fees	180	156
Other	3	8
Total revenue	587	471
Equity in earnings (losses) of unconsolidated joint ventures	(35)	(41)
Revenues and equity in earnings of unconsolidated joint ventures	$552	$430
The mineral resources segment receives oil and mineral and mining royalties from exploration and development companies that extract or mine the natural resources from our land. The revenue components of the mineral resources segment for the six months ended June 30 are as follows:

($ in thousands)	2014	2013
Oil and gas	$3,522	$4,418
Rock aggregate	592	296
Cement	479	375
Land lease for oil exploration	112	542
Total revenue	$4,705	$5,631
The farming segment produces revenues from the sale of wine grapes, almonds and pistachios.

12.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at June 30, 2014 was $73,722,000. The equity in the income of the unconsolidated joint ventures was $1,586,000 for the six months ended June 30, 2014. The unconsolidated joint ventures have not been consolidated as of June 30, 2014, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At June 30, 2014, the Company had an equity investment balance of $13,045,000 in this joint venture.

•
Tejon Mountain Village LLC - Prior to the Company's acquisition of full ownership of the entity on July 15, 2014, Tejon Mountain Village LLC, or TMV LLC, was an unconsolidated joint venture between the Company and DMB TMV LLC, which is owned by DMB Pacific LLC, formed to obtain all necessary government entitlement approvals and to develop the Tejon Mountain Village project. Prior to the acquisition, the Company had 50% voting rights and shared 50% of profit and losses in this venture. The joint venture agreement provided that cash distributions would follow defined distribution levels and be distributed quarterly to the Company and DMB in an amount proportional to capital contributed at each distribution level, some of which were not equal. For additional information please refer to the filed TMV LLC agreement and amendments listed as exhibits under Part II, Item 6 of this report and the description of this agreement in our Form 10K/A for fiscal year ended December 31, 2013. At June 30, 2014, the Company’s equity investment balance in this joint venture was $44,851,000 which includes $1,013,000 of Company contributions during the first six months of June 30, 2014, which helped to fund the joint venture's planning activities. On July 15, 2014, the Company acquired full ownership of TMV LLC. See Note 13 (Subsequent Events) of the Notes to Unaudited Consolidated Financial Statements for further detail regarding the Company's acquisition of full ownership of TMV LLC.

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

During the second quarter of 2013, we entered into a new joint venture with Rockefeller, the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage an approximately 326,000 leasable square foot outlet center on land at TRCC-East. This outlet center is estimated to cost approximately $86 million to construct and will be funded through a construction loan for up to 60% of the costs and equity from the members. This joint venture is separate from the above agreement to develop up to 500 acres of land in TRCC. During the second quarter of 2013, we contributed land and other assets at an agreed value of $10,558,000 for our capital contribution ($2,159,000 at cost) and Rockefeller matched our capital contribution with cash. Rockefeller also reimbursed the Company for $335,000 in outlet center marketing costs, which were offset against the Company's equity in losses for the TRCC/Rock Outlet Center LLC joint venture. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of June 30, 2014, had an outstanding balance of $18,460,000. The Company and Rockefeller both guarantee the payment and performance of this construction line of credit which is secured by the constructed real property of the outlet center.
At June 30, 2014, the Company’s combined equity investment balance in the three Rockefeller joint ventures was $15,826,000 which includes $8,500,000 of Company contributions during 2014, which helped to fund development of the outlet center.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes (TRI Pointe Homes), Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At June 30, 2014 the Company had a 73.55% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of June 30, 2014 and December 31, 2013 and unaudited condensed statements of operations for the six months ended June 30, 2014 and June 30, 2013 are as follows:
Statement of Operations for the six months ended June 30, 2014

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial-VIE
Revenues	$54,658	$1,710	$31	$480	$—	$56,879	$407
Net income (loss)	$2,555	$136	$19	$20	$(70)	$2,660	$(32)
Partner’s share of net income (loss)	$1,021	$68	$10	$10	$(35)	$1,074	$(8)
Equity in earnings (losses)	$1,534	$68	$9	$10	$(35)	$1,586	$—
Balance Sheet Information as of June 30, 2014

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial-VIE
Current assets	$16,788	$1,866	$25	$1,860	$365	$20,904	$256
Property and equipment, net	44,686	15,924	4,573	53,040	101,393	219,616	76,355
Other assets	189	257	—	8,129	—	8,575	—
Long-term debt	(16,213)	(11,000)	—	(18,460)	—	(45,673)	—
Other liabilities	(3,043)	(22)	—	(6,903)	(280)	(10,248)	(293)
Net assets	$42,407	$7,025	$4,598	$37,666	$101,478	$193,174	$76,318
Statement of Operations for the six months ended June 30, 2013

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial
Revenues	$55,364	$1,673	$31	$—	$—	$57,068	$314
Net income (loss)	$2,394	$47	$25	$(176)	$(83)	$2,207	$(232)
Partner’s share of net income (loss)	$958	$23	$12	$(88)	$(42)	$863	$(66)
Equity in earnings (losses)	$1,436	$24	$13	$247	$(41)	$1,679	$—

Balance Sheet Information as of December 31, 2013

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial-VIE
Current assets	$14,886	$813	$10	$2,428	$99,690	$117,827	$86
Property and equipment, net	43,897	16,980	4,514	24,633	—	90,024	74,968
Other assets	208	438	—	2,161	—	2,807	—
Long-term debt	(16,602)	(11,000)	—	—	—	(27,602)	—
Other liabilities	(2,687)	(343)	—	(8,577)	(168)	(11,775)	(204)
Net assets	$39,702	$6,888	$4,524	$20,645	$99,522	$171,281	$74,850

13.    SUBSEQUENT EVENTS
On July 15, 2014, Tejon Ranchcorp, or TRC, a wholly-owned subsidiary of the Company entered into a Membership Interest Purchase Agreement, or Agreement, with DMB TMV, LLC, or DMB TMV, pursuant to which DMB TMV agreed to sell its membership interest in TMV LLC to TRC for $70,000,000 in cash, the Purchase Price. The transaction contemplated by the Agreement closed simultaneously with the signing of the Agreement on July 15, 2014. From May 19, 2006 until the closing of the transaction contemplated by the Agreement, TRC and DMB TMV were co-owners and co-managers of TMV LLC, a joint venture formed by the parties to pursue the entitlement and development of the project commonly known as Tejon Mountain Village.

Pursuant to the Agreement, TRC paid DMB TMV an initial payment of $10,000,000 in cash on July 15, 2014 and both parties executed an Assignment and Assumption of Membership Interest pursuant to which DMB TMV transferred 100% of its membership interest in TMV LLC to TRC. TRC is required to pay DMB TMV the remaining $60,000,000 of the Purchase Price on or before October 13, 2014, but has a one-time right to extend the final payment due date by thirty days. In the event TRC fails to pay the remaining $60,000,000 of the Purchase Price before the final payment due date (as such date may be extended), any agreements and the transactions contemplated thereby will be void, DMB TMV will continue to be a member of TMV LLC and DMB TMV will have the right to retain the initial payment of $10,000,000.

The Agreement contains customary representations, warranties and covenants by TRC and DMB TMV, including indemnification obligations.

A copy of the Agreement is filed as an exhibit to the Current Report on Form 8-K that was filed on July 16, 2014. The foregoing description of the Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the filed Agreement.
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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the three active developments are TMV, Centennial, and the Grapevine Development Area, or Grapevine. During the first quarter of 2013 we began land planning activities and the first steps of gathering information to prepare an environmental impact report to entitle Grapevine, which is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. We are currently focusing on approximately 8,010 acres within Grapevine for a mixed use development to include housing, retail, and commercial components. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, and a lease with National Cement. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios.
For the first six months of 2014 we had net income attributable to common stockholders of $1,987,000 compared to net income attributable to common stockholders of $2,699,000 for the first six months of 2013. This decrease was primarily attributable to decreases in farming revenues resulting from a decrease in almond sales and a decrease in mineral resources revenues mainly due to lower oil production levels. This decrease was also attributable to an increase in corporate expenses resulting from an increase in stock compensation due to the reversal of stock compensation expense in 2013 and an increase in pension expense resulting mainly from pension settlements. This was partially offset by an increase of $3,179,000 in net income generated by sales of water.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 11 (Business Segments) of the Notes to Unaudited Consolidated Financial Statements.
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

Results of Operations
Comparison of six months ended June 30, 2014 to six months ended June 30, 2013
Total revenues for the first six months of 2014 were $15,153,000 compared to $17,235,000 for the first six months of 2013. This decrease of $2,082,000, or 12%, in total revenues is primarily attributable to a decrease in farming revenues resulting from a decrease in almond sales and mineral resources revenues mainly due to lower oil production levels.
Commercial/industrial segment revenues were $5,495,000 for the first six months of 2014, a decrease of $52,000 or 1% compared to the first six months of 2013. This decrease was primarily due to a $646,000 reduction in Calpine percentage rent resulting from lower 2014 prices and to a one-time credit of $467,000 that is the result of an amendment to the lease executed in the second quarter of 2014 and retroactive to January 2013. The amendment is related to percentage rent paid on the collection of greenhouse gas assessment taxes that are now included in the energy revenue component of the percentage rent. The percentage rent calculation has been modified to exclude these taxes that are collected by Calpine and passed on to the State of California. The retroactive amendment resulting in a credit of $467,000 will be applied over time through future earned percentage rent. Our expectations are that percentage rent from this lease will continue to range between $400,000 and $600,000 as it has traditionally done. This decrease was partially offset by a $583,000 increase in development fees related to the construction of the Outlets at Tejon.
Commercial/industrial segment expenses were $6,647,000 during the first six months of 2014, an increase of $393,000 or 6% compared to the same period in 2013, primarily due to a $305,000 decrease in costs capitalized to construction in progress, a $250,000 increase in general and administrative expense allocations and $115,000 increase in professional services fees to handle the growth in this segment. These increases were partially offset by a $102,000 decrease in marketing expense, as our marketing efforts have been directed to the Outlets at Tejon, where costs are shared with our joint venture partner. Additional decreases in expense are attributable to reduced assessments from Tejon Castac Water District and smaller reductions in other expenses.
Resort/residential segment revenues were $587,000 during the first six months of 2014, an increase of $116,000, or 25%, compared to the same period in 2013 primarily due to a $97,000 increase in ancillary hay sales due to higher prices.
Mineral resources segment revenues decreased $926,000, or 16%, to $4,705,000 during the first six months of 2014 compared to the same period in 2013, primarily due to an $896,000 decrease in oil and gas royalty revenues. The decrease is primarily due to a $771,000 decline in oil royalty revenues resulting from a 23% drop in production due to the timing of completion of the expansion of lessees' production facilities and regulatory permitting management, which reduced in total the number of new wells being drilled. However, during the first half of 2014, 6 new production wells were completed on our lands. These wells are still in the test phase and are expected to be put into production by the end of 2014. The average price per barrel of oil was unchanged at approximately $100 when compared to 2013. Leasehold payments declined $430,000 due to Sojitz Energy beginning a drill program during the second half of 2013. These declines in oil royalty and lease payments were partially offset by $400,000 of improvements in rock and aggregate royalties and in production at the National Cement lease. These improvements were driven by improved construction activity in our region.
Farming revenues decreased $1,220,000, or 22%, to $4,366,000 during the first six months of 2014 compared to the same period in 2013, primarily due to a $2,148,000 decrease in almond revenues because of a 54% decrease in pounds sold, resulting from a reduction in 2013 inventory carryover compared to the prior year. This decline in sales volume was partially offset by a 15% increase in price for almonds. Pistachio revenues increased $864,000 due to a 41% increase in price per pound, while the volume of pounds sold decreased 24%.
Farming expenses declined $566,000, or 16%, to $2,870,000 during the first six months of 2014 compared to the same period in 2013, primarily due to a $321,000 decrease in almond cost of sales due to the decrease in pounds sold during the first half of 2014 when compared to 2013. Additionally, water expense decreased $210,000 in 2014 due to an adjustment by WRMWSD during 2013 to increase fixed costs related to higher cost water resources being used and the associated power costs related to that water. Despite this decrease we continue to expect the cost of water in California to increase over time.
Corporate general and administrative costs increased $1,543,000, or 34%, to $6,032,000 during the first six months of 2014 compared to the same period in 2013, primarily due to a $1,890,000, increase in stock compensation expense resulting mainly from the reversal of $2,271,000 in expense in 2013 for grants that would not vest upon the Chief Executive Officer's retirement at the end of 2013. Additionally, pension expense increased $503,000 during the first quarter of 2013 resulting mainly from pension settlements, including that of the recently retired Chief Executive Officer. These increases were partially offset by a $445,000 increase in general and administrative expense allocations to other departments and a $256,000 decrease in charitable donations mainly due to the $250,000 pledge to the Houchin Blood Bank in 2013.
During the fourth quarter of 2013, we acquired the right and obligation to purchase 6,693 acre-feet of water on an annual basis through 2044 with an option to extend the purchase agreement for an additional 35 years. This water is being purchased to service our long-term farming and real estate development projects. During the first quarter of 2014, we determined we had excess water supply for our 2014 needs, and in the first half of 2014 we sold 6,250 acre-feet of the 6,693 acre-feet of 2014 water we purchased. Water sales during the first six months of 2014 totaled $7,702,000 with a cost of $4,523,000 for net income recognized of $3,179,000 for the six months ended June 30, 2014.
Our share of earnings from our joint ventures was $1,586,000, or a decrease of $93,000 during the first six months of 2014 when compared to the same period in 2013 primarily due to a $237,000 decrease in equity in earnings from the Outlets at Tejon joint venture as a result of the reimbursement of marketing expense during 2013. This was partially offset by $98,000 higher net income from our TA/Petro joint venture as a result of higher volumes and improving net operating margins and $45,000 in higher income from our Five West Parcel joint venture.
Comparison of three months ended June 30, 2014 to three months ended June 30, 2013
Total revenues for the second quarter of 2014 were $8,008,000 compared to $7,475,000 for the second quarter of 2013. This increase of $533,000, or 7%, in total revenues is primarily attributable to an increase in farming revenues resulting mainly from improved pistachio and almond market prices. These increases were partially offset by a decrease in mineral resources revenues mainly due to lower production levels and commercial real estate revenues due to an adjustment in the calculation of percentage rent from our lease with Calpine, as discussed above.
Commercial/industrial real estate segment revenues decreased during the second quarter of 2014 by $272,000, or 10%, to $2,553,000 compared to the second quarter of 2013 primarily due to a $575,000 decrease in percentage rent from our Calpine lease resulting from a modification to exclude rent paid on taxes in the calculation of percentage rent, as discussed above. This decrease is partially offset by a $354,000 increase in development fees related to the construction of the Outlets at Tejon.
Commercial/industrial real estate segment expenses increased $195,000, or 6%, to $3,336,000 during the second quarter of 2014 compared to the same period in 2013 primarily due to a $108,000 increase in general and administrative allocations and a $96,000 decrease in costs capitalized to construction in progress projects. These increases were partially offset by a $97,000 decrease in assessments from the Tejon-Castac Water District.
Resort/residential real estate segment expenses fell $347,000, or 27%, to $918,000 during the second quarter of 2014 compared to the same period in 2013. This improvement is primarily due to a $264,000 decrease in compensation related to the departure of the division's senior vice president in 2013 and a $200,000 decrease in costs related to ancillary hay crop farm activities.
Mineral resources segment revenues decreased $324,000, or 12%, to $2,441,000 during the second quarter of 2014 compared to the same period in 2013, primarily due to a $268,000 decrease in oil royalty revenues. The decline in oil royalty revenues is due to a decrease in production of 15% resulting from the timing of completion of the expansion of lessees' production facilities and the timing of new wells leaving the test phase and moving into production. Please see the explanation for the six months results for additional information. In addition, the average price per barrel of oil for the second quarter of 2014 increased by 3% to approximately $103 when compared to the second quarter of 2013. Leasehold payments declined $174,000 during the quarter due to Sojitz Energy beginning a drill program during the second half of 2013. These unfavorable oil royalty and lease payments were partially offset by $231,000 of improvements in rock and aggregate royalties and in production at the National Cement lease. These improvements were driven by improved construction activity in our region.
Farming revenues increased $1,135,000, or 69%, to $2,786,000 during the second quarter of 2014 compared to the same period in 2013, primarily due to a $788,000 increase in pistachio revenues resulting from price increases for previously sold pistachios. This was partially offset by fewer pistachios being sold during the quarter. Almond revenues increased $242,000 due to a 21% increase in price and a 17% increase in pounds sold.
Farming expenses increased $18,000, or 2%, to $1,197,000 during the second quarter of 2014 compared to the same period in 2013, primarily due to a $229,000 increase in almond cost of sales due to the increase in pounds sold during the second quarter of 2014 when compared to 2013. This increase is partially offset by a $210,000 decrease in 2014 fixed water costs resulting from an adjustment by WRMWSD during 2013 to increase fixed costs related to higher cost water resources being used and the associated power costs related to that water.
Corporate general and administrative expenses increased $1,950,000 to $2,608,000 during the second quarter of 2014 compared to the same period in 2013, primarily due to $2,301,000 increase in stock compensation expense resulting from the reversal of expense in 2013 for grants that would not vest upon the CEO's retirement at the end of 2013. This increase is partially offset by a $576,000 increase in general and administrative allocations to other departments.
Our share of earnings from our joint ventures was $1,148,000, a decrease of $122,000, or 10%, during the second quarter of 2014 when compared to the same period in 2013 primarily due to $116,000 in lower income from our TA/Petro joint venture as a result of increases in operating expenses.

General Outlook
As we enter into the second half of 2014 we are seeing increased commercial retail activity within TRCC as we near completion and opening of the Outlets at Tejon in August 2014. We expect this increase in retail activity to continue into 2015. Within the industrial market we are focusing our efforts on companies that have a California and western United States distribution model. The logistics operators currently located within our development have demonstrated success in serving all of California and the western region of the United States and we are building off of their success in our marketing efforts.

We believe our development strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. A possible disadvantage to our development strategy is our distance from the Port of Los Angeles in comparison to the traditional distribution centers east of Los Angeles.

We expect that the commercial/industrial segment will continue to experience costs, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.

Most of the expense incurred within our resort/residential segment will be focused on the achievement of entitlement for the Grapevine Development Area, Centennial, and activities necessary to prepare a development business plan for TMV.

All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. It is still too early in 2014 to accurately predict crop production. We expect the 2014 crop harvest to begin in early August.

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

For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 9 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the six months ended June 30, 2014, the Company incurred a net income tax expense of $1,020,000 compared to a net income tax expense of $833,000 for the six months ended June 30, 2013. These represent effective income tax rates of approximately 34% and 24% for the six months ended June 30, 2014 and, 2013, respectively. The effective tax rate for the first six months of 2014 is based on forecasted annual pre-tax income for 2014 and lower estimated oil depletion allowances as a result of the decrease in oil revenues compared to the same period in 2013. As of June 30, 2014 we had an income tax receivable of $2,160,000 which is included in prepaid expenses and other current assets. For June 30, 2013, we had no tax payable.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first six months of 2014, the Company had $13,600 income tax payments for the 2013 tax year.
Cash Flow and Liquidity
Our financial position allows us to pursue our strategies of land entitlement, development, farming, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, cash and investments, and short-term borrowings from our bank credit facilities, and long-term debt tied to revenue producing assets. In the past, we have also issued common stock and used the proceeds for capital investment activities. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, ensure adequate future water supplies, and provide funds for general land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.
Our cash, cash equivalents and marketable securities totaled $54,742,000 at June 30, 2014, a decrease of $9,725,000, or 15%, from the corresponding amount at the end of 2013. Cash, cash equivalents and marketable securities decreased during the first six months of 2014 due to property and equipment expenditures that included infrastructure development costs and investment in joint ventures. These investments were partially offset by increased borrowing, cash from operations and net maturities of marketable securities.
The following table shows our cash flow activities for the six months ended June 30:

(in thousands)	2014	2013
Operating activities	$2,128	$2,632
Investing activities	$(18,830)	$1,281
Financing activities	$9,569	$(654)
During the first six months of 2014, our operations provided $2,128,000 of cash primarily attributable to $3,179,000 in net proceeds from the sale of water and collection of farming accounts receivable, partially offset by a decrease in oil royalties. During the first six months of 2013, our operations provided $2,632,000 of cash from operating results mainly from improved crop revenues, leasing, and hunting activities, and from the collection of accounts receivable.
During the first six months of 2014, investing activities used $18,830,000 of cash primarily as a result of a $9,532,000 investment in our unconsolidated joint ventures of which $8,500,000 was contributed to TRCC/Rock Outlet Center LLC joint venture and $1,013,000 was contributed to TMV. Additionally, investing activities used $11,479,000 in capital expenditures during the first six months of 2014 consisting of $3,713,000 related to the Grapevine Development Area for entitlement activities, $3,236,000 of investments in TRCC infrastructure, primarily associated with expansion of water systems and road infrastructure on land at TRCC-East, $1,377,000 related to investments in water systems as well as crop development and $1,893,000 related to Centennial Founders LLC for entitlement activities. The remaining capital expenditures consisted of $960,000 related to ordinary capital expenditures such as farm equipment, property maintenance equipment, and IT equipment replacements. These expenditures were partially offset by net proceeds of $2,210,000 from the sale and maturity of marketable securities.
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
We anticipate that the requirements of our capital investment programs for the remainder 2014 when compared to 2013 may increase when compared to the requirements for the second half of 2013. These estimated investments include approximately $7,900,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We are also investing approximately $1,000,000 to complete development of new grape vineyards and begin removal of old vineyards as a part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to an additional $6,900,000 for land planning and entitlement activities for the Grapevine Development Area. We may potentially invest up to $5,000,000 throughout the remainder of 2014 in our various joint ventures, including Centennial Founders LLC, Tejon Mountain Village LLC, and TRCC/Rock Outlet Center LLC. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $1,000,000 in water assets and infrastructure. We are also planning to invest approximately $1,000,000 in the replacement of operating equipment, such as farm equipment, and updates to our information technology systems. Subsequent to quarter end the Company entered into a membership purchase agreement to purchase the interest of DMB TMV in TMV LLC for $70,000,000 in cash. An initial payment of $10,000,000 in cash was paid on July 15, 2014 with the remaining $60,000,000 payable by October 13, 2014, unless extended. Please refer to Note 13 (Subsequent Events) of the Notes to Unaudited Consolidated Financial Statements for additional information.
During the first six months of 2014, financing activities provided $9,569,000 in cash mainly due to the timing of net borrowings on the Company's line-of-credit. This increase in the line-of-credit was partially offset by the payment of payroll taxes on vested stock grants. At June 30, 2014, there was an outstanding balance of $10,200,000 on our line-of-credit. During the first six months of 2013, financing activities used $654,000 in cash, primarily as a result of payroll taxes on issuance of restricted stock grants.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and funding sources over the next twelve months to fund internal operations.
Capital Structure and Financial Condition
At June 30, 2014, total capitalization at book value was $327,966,000 consisting of $4,577,000 of long-term debt and $323,389,000 of equity, resulting in a long term debt-to-total-capitalization ratio of approximately 1.41%. As described below, the Company is in the process of expanding its long-term debt, which will increase the debt-to-total-capitalization ratio in future quarters.
We have a long-term revolving line of credit of $30,000,000 that, as of June 30, 2014, had an outstanding balance of $10,200,000, At the Company’s option, the interest rate on this line of credit can float at 1.75% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in December 2016), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, not less than $225,000,000 and liquid assets of not less than $25,000,000 including available borrowing on the line of credit. At June 30, 2014, our tangible net worth was $327,966,000 and liquid assets were $74,542,000, including the amount then available for borrowing under the line of credit. This line of credit is secured by a portion of our farm acreage. The outstanding long-term debt, less current portion of $239,000, is $4,338,000 at June 30, 2014. This debt is being used to provide long-term financing for commercial retail development within TRCC-West.
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
In connection with the purchase of DMB TMV's interest in TMV the Company is working with its financial banker to structure long-term debt to fully fund the $70,000,000 purchase price. The Company anticipates that the debt will be secured by assets of the Company. Final negotiations and documentation of the debt facility are not completed at this time. Once the loan agreement has been completed we will provide updated information through a Current Report on Form 8-K.
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
As noted above, at June 30, 2014, we had $54,742,000 in cash and securities and as of the filing date of this Form 10-Q, we have $19,800,000 available on credit lines to meet any short-term liquidity needs.
We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance in the future that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2014, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$286,248	$7,765	$15,942	$16,517	$246,024
Cash contract commitments	8,066	5,857	1,138	—	1,071
Defined Benefit Plan	5,001	1,119	702	816	2,364
SERP	6,511	550	1,318	1,403	3,240
Tejon Ranch Conservancy	6,000	400	1,600	1,600	2,400
Interest on fixed rate debt	1,533	190	348	303	692
Line of credit borrowings	10,200	10,200	—	—	—
Long-term debt	4,577	118	499	543	3,417
Financing fees and interest	150	150	—	—	—
Total contractual obligations	$328,286	$26,349	$21,547	$21,182	$259,208
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
On July 15, 2014, the Company acquired full ownership of TMV LLC. See Note 13 (Subsequent Events) of the Notes to Unaudited Consolidated Financial Statements for further detail. The $70,000,000 purchase price is excluded from the Contractual Obligations table above, as the Agreement was consummated after June 30, 2014. Outstanding contractual commitments for TMV LLC at June 30, 2014 were $398,000.
Our financial obligations to the Tejon Ranch Conservancy are prescribed in the Conservation Agreement. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021.
As discussed in Note 10 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We estimate that we will contribute approximately $600,000 to the pension plan over the next twelve months.
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned during the second quarter of 2014 by a consultant, related to the entitlement of the Grapevine Development Area. The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of project entitlements and at a value measurement date five-years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space and average approximately $25,000 per month. At the present time, we do not have any capital lease obligations or purchase obligations outstanding.

Estimated water payments include SWP contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, Tulare Water Storage, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. The Tulare Water Storage and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK for our use in the Antelope Valley. Future payments related to these contracts will be paid to AVEK beginning in 2014 and future years. In addition, as discussed in the Company's Annual Report on Form 10-K for the year ended December 31 2013 in Part I, Item 2 - Properties - Water Operations, in late 2013 we purchased the assignment of a contract to purchase water. The assigned water contract is with Nickel Family, LLC and obligates us to purchase 6,693 acre-feet of water starting in 2014 and running through 2044. Please refer to Note 4 (Long Term Water Assets) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding water assets.
Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFD:

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1 -3 Years	4 -5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$5,426	$5,426	$—	$—	$—
Total other commercial commitments	$5,426	$5,426	$—	$—	$—
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
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. For a further discussion, please refer to Note 12 (Investment in Unconsolidated and Consolidated Joint Ventures) of the Notes to Unaudited Consolidated Financial Statements in this report.
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard and Poor’s. See Note 3 (Marketable Securities) of the Notes to Unaudited Consolidated Financial Statements.
Our line-of-credit currently has an outstanding balance of $10,200,000. The interest rate on our line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. The long-term debt of $4,577,000 has a fixed interest rate of 4.25%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations. At June 30, 2014, we had no outstanding interest rate swap agreements.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2014
(In thousands except percentage data)

								Fair Value at
	2014	2015	2016	2017	2018	Thereafter	Total	June 30, 2014
Assets:
Marketable securities	$9,059	$20,484	$10,432	$10,098	$2,524	$—	$52,597	$52,844
Weighted average interest rate	1.24%	1.48%	1.29%	1.28%	1.61%	—%	1.37%
Liabilities
Short-term debt	$10,200	$—	$—	$—	$—	$—	$10,200	$10,200
Long-term debt	$118	$244	$255	$266	$277	$3,417	$4,577	$4,577
Short-term debt weighted average interest rate	2.00%	—%	—%	—%	—%	—%	—%
Long-term debt weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
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
Commodity Price Exposure
As of June 30, 2014, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2013 and 2014 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $4,958,000 of accounts receivable outstanding at June 30, 2014, $1,199,000 or 25%, is at risk to changing prices. Of the amount at risk to changing prices, $505,000 is attributable to pistachios, and $694,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2013 was $5,495,000, or 77% of the total accounts receivable of $7,108,000.
The price estimated for recording accounts receivable for pistachios recorded at June 30, 2014 was $2.64 per pound, as compared to $2.51 per pound at December 31, 2013. For each $.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $2,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $4.07. With respect to almonds, the price estimated for recording the receivable was $2.70 per pound, as compared to $2.49 per pound at December 31, 2013. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $3,000. The range of final prices over the last three years for almonds has ranged from $1.71 to $3.64 per pound.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 20
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 7, 2014	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Executive Vice President, Chief Financial Officer