Form 10-Q
period 2014-09-30
TEJON RANCH CO
filed 2014-11-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2014 was 20,639,728.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30

	2014	2013	2014	2013
Revenues:
Real estate - commercial/industrial	$2,572	$2,842	$8,067	$8,389
Real estate - resort/residential	199	410	786	881
Mineral resources	2,393	2,424	14,801	8,055
Farming	8,688	9,452	13,054	15,038
Total revenues	13,852	15,128	36,708	32,363
Costs and Expenses:
Real estate - commercial/industrial	3,374	3,290	10,021	9,544
Real estate - resort/residential	939	804	2,512	2,378
Mineral resources	505	329	5,932	908
Farming	5,715	6,224	8,585	9,660
Corporate expenses	2,932	2,736	8,288	6,871
Total expenses	13,465	13,383	35,338	29,361
Operating income	387	1,745	1,370	3,002
Other Income:
Investment income	138	216	521	729
Other income	66	20	113	37
Total other income	204	236	634	766
Income from operations before equity in earnings of unconsolidated joint ventures	591	1,981	2,004	3,768
Equity in earnings of unconsolidated joint ventures, net	1,707	1,241	3,293	2,920
Income before income tax expense	2,298	3,222	5,297	6,688
Income tax expense	627	919	1,647	1,752
Net income	1,671	2,303	3,650	4,936
Net income (loss) attributable to non-controlling interest	(81)	11	(89)	(55)
Net income attributable to common stockholders	$1,752	$2,292	$3,739	$4,991
Net income per share attributable to common stockholders, basic	$0.09	$0.11	$0.18	$0.25
Net income per share attributable to common stockholders, diluted	$0.08	$0.11	$0.18	$0.25

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30

	2014	2013	2014	2013
Net income	$1,671	$2,303	$3,650	$4,936
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(132)	99	(121)	(353)
Benefit plan adjustments	—	—	(474)	—
Benefit plan reclassification for losses included in net income	—	—	407	—
Other comprehensive income (loss) before taxes	(132)	99	(188)	(353)
(Provisions) benefit for income taxes related to other comprehensive loss items	54	(40)	240	141
Other comprehensive income (loss)	(78)	59	52	(212)
Comprehensive income	1,593	2,362	3,702	4,724
Comprehensive income (loss) attributable to non-controlling interests	(81)	11	(89)	(55)
Comprehensive income attributable to common stockholders	$1,674	$2,351	$3,791	$4,779
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2014
	(unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,036	$9,031
Marketable securities - available-for-sale	48,830	55,436
Accounts receivable	9,063	7,108
Inventories	6,735	3,510
Prepaid expenses and other current assets	6,625	7,707
Deferred tax assets	690	452
Total current assets	73,979	83,244
Property and equipment - net of depreciation (includes $76,538 at September 30, 2014 and $74,726 at December 31, 2013, attributable to Centennial Founders LLC, Note 12)	274,791	146,542
Investments in unconsolidated joint ventures	30,580	62,604
Long-term water assets	45,687	46,754
Long-term deferred tax assets	1,592	1,592
Other assets	1,771	2,143
TOTAL ASSETS	$428,400	$342,879
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,198	$5,028
Accrued liabilities and other	4,279	2,647
Deferred income	994	865
Short-term debt and current maturities of long-term debt	20,441	234
Total current liabilities	27,912	8,774
Long-term debt, less current portion	64,277	4,459
Long-term deferred gains	2,873	2,248
Other liabilities	6,545	6,518
Pension liability	1,021	693
Total liabilities	102,628	22,692
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,595,980 at September 30, 2014 and 20,563,023 at December 31, 2013	10,298	10,282
Additional paid-in capital	212,716	210,848
Accumulated other comprehensive loss	(3,281)	(3,333)
Retained earnings	66,523	62,785
Total Tejon Ranch Co. Stockholders’ Equity	286,256	280,582
Non-controlling interest	39,516	39,605
Total equity	325,772	320,187
TOTAL LIABILITIES AND EQUITY	$428,400	$342,879
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30
	2014	2013
Operating Activities
Net income	$3,650	$4,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,657	2,836
Amortization of premium/discount of marketable securities	596	682
Equity in earnings of unconsolidated joint ventures	(3,293)	(2,920)
Non-cash retirement plan expense	1,074	487
Gain on sale of real estate/assets	—	(50)
Deferred income taxes	—	210
Stock compensation expense	2,485	401
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(1,395)	(2,260)
Current liabilities	(2,017)	703
Net cash provided by operating activities	4,757	5,025
Investing Activities
Maturities and sales of marketable securities	12,031	20,364
Funds invested in marketable securities	(6,142)	(20,837)
Property and equipment expenditures	(16,953)	(15,789)
Reimbursement of outlet center costs	—	512
Reimbursement proceeds from Communities Facilities District	—	14,139
Investment in unconsolidated joint ventures	(9,632)	(2,899)
Purchase of interest in DMB TMV LLC	(10,000)	—
Investments in long-term water assets	(482)	(2,315)
Other	77	(200)
Net cash used in investing activities	(31,101)	(7,025)
Financing Activities
Borrowings of short-term debt	28,200	—
Repayments of short-term debt	(8,000)	—
Borrowings of long-term debt	—	4,750
Repayments of long-term debt	(182)	(253)
Proceeds from exercise of stock options	—	211
Taxes on vested stock grants	(669)	(845)
Net cash provided by financing activities	19,349	3,863
(Decrease) increase in cash and cash equivalents	(6,995)	1,863
Cash and cash equivalents at beginning of year	9,031	7,219
Cash and cash equivalents at end of period	$2,036	$9,082
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$309	$73
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	20,085,865	10,043	198,117	(5,118)	65,550	268,592	39,667	308,259
Net income	—	—	—	—	4,165	4,165	(62)	4,103
Other comprehensive income	—	—	—	1,785	—	1,785	—	1,785
Exercise of stock options and related tax benefit of $3	7,567	4	207	—	—	211	—	211
Restricted stock issuance	391,555	196	(196)	—	—	—	—	—
Common stock issued for water purchase	251,876	126	9,244	—	—	9,370	—	9,370
Stock compensation	—	—	1,223	—	—	1,223	—	1,223
Shares withheld for taxes and tax benefit of vested shares	(173,840)	(87)	(4,677)	—	—	(4,764)	—	(4,764)
Warrants issued as dividends (3,000,000 warrants)	—	—	6,930	—	(6,930)	—	—	—
Balance, December 31, 2013	20,563,023	10,282	210,848	(3,333)	62,785	280,582	39,605	320,187
Net income	—	—	—	—	3,739	3,739	(89)	3,650
Other comprehensive income	—	—	—	52	—	52	—	52
Restricted stock issuance	53,516	27	(27)	—	—	—	—	—
Stock compensation	—	—	2,552	—	—	2,552	—	2,552
Shares withheld for taxes and tax benefit of vested shares	(20,559)	(11)	(658)	—	—	(669)	—	(669)
Warrants exercised	—	—	1	—	(1)	—	—	—
Balance, September 30, 2014	20,595,980	$10,298	$212,716	$(3,281)	$66,523	$286,256	$39,516	$325,772
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
During 2014, the Company has continued to expand its water operations to not only manage water infrastructure and water assets but to also sell water on an annual basis to third parties as we did during the first quarter of 2014. We determined during the third quarter that water assets and activity fit most appropriately with our other resource assets and will now be included in the mineral resources segment. As a result of this, the Company has reclassified prior year amortization associated with the purchase of water contracts from corporate expenses into mineral resources expenses on the consolidated statements of operations to conform to the current year presentation. The amounts reclassified for the nine and three months ended September 30, 2013, $531,000 and $177,000, respectively, and for the the nine and three months ended September 30, 2014, $1,014,000 and $338,000, respectively. The Company has also reclassified current year income from water sales of $7,702,000 into mineral resources revenues and mineral resources expenses of $4,523,000 on the consolidated statements of operations from other income.
We have evaluated subsequent events through the date of issuance of our consolidated financial statements. At September 30, 2014, we are consolidating Tejon Mountain Village LLC, or TMV LLC. We purchased the interest of our partner DMB TMV LLC on July 15, 2014. TMV LLC is now a single member limited liability company. Please see the Current Report on Form 8-K filed July 16, 2014 for additional information.
The periods ending September 30, 2014 and 2013 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s September 30, 2014 and December 31, 2013 balance sheets and statements of equity are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Weighted average number of shares outstanding:
Common stock	20,591,529	20,140,473	20,582,082	20,125,792
Common stock equivalents-stock options, grants	32,006	45,489	33,100	40,864
Diluted shares outstanding	20,623,535	20,185,962	20,615,182	20,166,656

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

($ in thousands)		September 30, 2014		December 31, 2013
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,307	$1,292	$1,690	$1,677
with unrecognized losses for more than 12 months		690	681	110	110
with unrecognized gains		6,068	6,091	6,298	6,334
Total Certificates of deposit	Level 1	8,065	8,064	8,098	8,121
US Treasury and agency notes
with unrecognized losses for less than 12 months		1,710	1,698	4,672	4,664
with unrecognized losses for more than 12 months		3,148	3,144	1,699	1,694
with unrecognized gains		3,479	3,509	3,713	3,760
Total US Treasury and agency notes	Level 2	8,337	8,351	10,084	10,118
Corporate notes
with unrecognized losses for less than 12 months		3,421	3,391	7,270	7,192
with unrecognized losses for more than 12 months		3,637	3,622	530	523
with unrecognized gains		19,779	19,899	21,945	22,173
Total Corporate notes	Level 2	26,837	26,912	29,745	29,888
Municipal notes
with unrecognized losses for less than 12 months		418	412	1,688	1,677
with unrecognized losses for more than 12 months		356	355	318	316
with unrecognized gains		4,702	4,736	5,267	5,316
Total Municipal notes	Level 2	5,476	5,503	7,273	7,309
		$48,715	$48,830	$55,200	$55,436
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
At September 30, 2014, the fair market value of investment securities exceeded the cost basis by $115,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at September 30, 2014. The Company has determined that any unrealized losses in the portfolio are temporary as of

September 30, 2014. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of September 30, 2014, the adjustment to accumulated other comprehensive income (loss) in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $121,000, which includes estimated taxes of $48,000.
As of September 30, 2014, the Company’s gross unrealized holding gains equal $207,000 and gross unrealized holding losses equal $92,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

At September 30, 2014	2014	2015	2016	2017	2018	Total
Certificates of deposit	$966	$4,213	$1,501	$831	$509	$8,020
U.S. Treasury and agency notes	3,161	2,896	600	1,209	523	8,389
Corporate notes	1,215	9,937	6,704	6,798	1,264	25,918
Municipal notes	1,070	2,105	1,235	790	125	5,325
	$6,412	$19,151	$10,040	$9,628	$2,421	$47,652

At December 31, 2013	2014	2015	2016	2017	Total
Certificates of deposit	$1,627	$4,213	$1,501	$681	$8,022
U.S. Treasury and agency notes	5,485	3,336	600	692	$10,113
Corporate notes	6,729	10,037	6,704	5,174	$28,644
Municipal notes	3,325	2,205	1,235	295	$7,060
	$17,166	$19,791	$10,040	$6,842	$53,839
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost incurred to pump and deliver the water. A portion of our water is currently held in a water bank on Company land in southern Kern County. Company banked water costs also include costs related to the right to receive additional acre feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK. The Company has also banked water within an AVEK owned water bank.
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
During the first nine months of 2014, we sold 6,250 acre feet of water totaling $7,702,000 with a cost of $4,523,000, which are recorded in the mineral resources segment on the Unaudited Consolidated Statements of Operations.
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

(in acre feet, unaudited)	September 30, 2014	December 31, 2013
Banked water and water for future delivery
AVEK water bank	13,461	12,280
Company water bank	8,700	8,818
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	24,523	23,460
Transferable water	15,229	14,786
Water Contracts	10,137	10,137
Total purchased water - third parties	49,889	48,383
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,479
TCWD - Banked water contracted to Company	37,552	42,685
Total purchased and contracted water sources in acre feet	108,737	112,094
*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 22,179 acre feet.

($ in thousands)	September 30, 2014	December 31, 2013
Banked water and water for future delivery	$4,779	$4,779
Transferable water	9,309	8,988
Water Contracts (net of accumulated amortization of $3,850 and $2,837 at June 30, 2014 and December 2013, respectively)	32,950	33,804
Total long-term assets	47,038	47,571
less: Current portion	(1,351)	(817)
	$45,687	$46,754

5.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	September 30, 2014	December 31, 2013
Accrued vacation	$783	$673
Accrued paid personal leave	618	619
Accrued bonus	1,521	677
Property tax payable	772	—
Other	585	678
	$4,279	$2,647

6.     SHORT-TERM AND LONG-TERM DEBT
The carrying value of our outstanding debt consists of the following:

($ in thousands)	September 30, 2014	December 31, 2013
Note payable to a bank	$4,518	$4,693
Note payable to DMB TMV LLC	60,000	—
Revolving line of credit	20,200	—
Total short-term and long-term debt	84,718	4,693
Less short-term debt and current maturities of long-term debt	(20,441)	(234)
	$64,277	$4,459
We have a revolving line of credit of $30,000,000 that, as of September 30, 2014 had an outstanding balance of $20,200,000 and at December 31, 2013, had no outstanding balance. The outstanding balance is the result of working capital needs and the $10,000,000 payment to DMB TMV LLC on July 15, 2014, as part of the asset purchase transaction pursuant to which DMB TMV LLC agreed to sell its membership interest in TMV LLC to the Company for $70,000,000 or the Purchase Price. The Company was required to pay DMB TMV LLC the remaining $60,000,000 of the Purchase Price on or before October 13, 2014 and as such, had a note payable to DMB TMV LLC as of September 30, 2014. The Company classified the $60,000,000 note payable to DMB TMV LLC as long-term since we were able to demonstrate our intent and ability to refinance this note payable on a long-term basis as described below. On October 7, 2014, the Company exercised a one-time right to extend the final payment due date by thirty days for a payment of $1,000,000 which was applied toward the balance due. On October 20, 2014, the Company paid the remaining $59,000,000 to DMB TMV LLC. The remaining portion of outstanding long-term debt is being used to provide long-term financing for commercial retail development within the Tejon Ranch Commerce Center -West, or TRCC-West. The balance of the long-term debt instrument listed above approximates the fair value of the instrument.
On October 13, 2014, Tejon Ranchcorp, or TRC, the wholly-owned subsidiary of the Company, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the “ New Credit Facility”. The New Credit Facility amends and restates TRC’s existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The New Credit Facility adds a $70,000,000 ten-year term loan to the existing $30,000,000 long-term revolving line of credit. Funds from the term loan are being used to finance TRC’s purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K on July 16, 2014. See Note 13 (Subsequent Events) of the Notes to Unaudited Consolidated Financial Statements for further detail regarding the Company's New Credit Facility.
As of September 30, 2014, at the Company’s option, the interest rate on the $30,000,000 long-term revolving line of credit can float at 1.75% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which was extended on October 13, 2014 to mature in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $225,000,000 and liquid assets of not less than $25,000,000, including the amount then available for borrowing under the line of credit. At September 30, 2014 our tangible net worth was $390,290,000 and liquid assets were $60,666,000 including available line of credit of $9,800,000. A portion of our farm acreage secures this line of credit. These Covenants were changed in the New Credit Facility, see Note 13 (Subsequent Events) of the Notes to Unaudited Consolidated Financial Statements for further detail regarding the covenants related to the Company's New Credit Facility.
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

The following is a summary of the Company's performance share grants with performance conditions for the nine months ended September 30, 2014:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	79,961
Target performance	152,418
Maximum performance	250,517
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	September 30, 2014	December 31, 2013
Stock Grants Outstanding Beginning of the Year at Target Achievement	265,701	688,041
New Stock Grants/Additional shares due to maximum achievement	138,485	192,348
Vested Grants	(39,194)	(361,886)
Expired/Forfeited Grants	(128,265)	(252,802)
Stock Grants Outstanding September 30, 2014 at Target Achievement	236,727	265,701
The following is a summary of the Company’s performance- and time-based share grants for the following periods:

	September 30, 2014	December 31, 2013
Performance Share Grants	152,418	177,044
Time Based Grants	84,309	88,657
Stock Grants Outstanding September 30, 2014 at Target Achievement	236,727	265,701
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of September 30, 2014 was $4,667,000 and 27 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's Employee 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

	Nine Months Ended	Nine Months Ended
Employee Plan:	September 30, 2014	September 30, 2013
Expensed	$1,864,000	$17,000
Capitalized	67,000	245,000
	1,931,000	262,000
NDSI Plan	621,000	384,000
	$2,552,000	$646,000
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
8.     INCOME TAXES
For the nine months ended September 30, 2014, the Company's net income tax expense was $1,647,000 compared to a net income tax expense of $1,752,000 for the nine months ended September 30, 2013. These represent effective income tax rates of approximately 31% and 24% for the nine months ended September 30, 2014 and, 2013, respectively. The effective tax rate for the first nine months of 2014 is based on forecasted annual pre-tax income for 2014 and lower estimated oil depletion allowances as a result of the decrease in oil revenues compared to the same period in 2013. As of September 30, 2014, our balance sheet reflects an income tax receivable of $1,530,000, which is included in prepaid expenses and other current assets. For September 30, 2013, we had an income tax payable of $835,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first nine months ended September 30, 2014, the Company had $13,600 income tax payments for the 2014 tax year.
9.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum future annual payments of approximately $7,765,000 per year, based on payments due in 2014. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Water Storage, and Dudley-Ridge Water Storage District. These SWP contracts for the supply of future water run through 2035. The Tulare Water Storage and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. Future payments related to these contracts will be paid to AVEK beginning in 2014 and future years. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 in Part I, Item 2 - Properties - Water Operations, we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running through 2044.
The Company is obligated to make payments of approximately $800,000 per year to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement we entered into with five major environmental organizations in 2008. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. These amounts are recorded in construction in progress for the Centennial and TMV projects.
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
On September 24, 2012, Robinson (through another new counsel) filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As an excuse Robinson’s new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. The motion to reinstate the appeal was accompanied by a proposed opening brief. In response, the Company and the County filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice, or the DOJ, did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. Thereafter, the DOJ requested and obtained further extensions of time to file its answering brief, first to August 27, 2013, and finally to September 17, 2013. The Company filed its answering brief and supplemental excerpts of record on August 27, 2013. The County and DOJ both filed their answering briefs on September 17, 2013. Both the Company and the County (but not the DOJ) included in their answering briefs the argument that the Court of Appeal lacks jurisdiction to hear the appeal because the plaintiff did not show the required extraordinary good cause for his failure to file his opening briefs. The plaintiff filed a short reply brief on November 4, 2013. The matter is now fully briefed. The Ninth Circuit initially scheduled an oral argument to occur on Wednesday, May 14, 2014 but counsel for Robinson filed a motion to continue the argument due to a scheduling conflict. A new oral argument date has been set for November 20, 2014. In the meantime, the Company continues to believe that a negative outcome of this case is remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February, 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. The parties continue to engage in meaningful settlement discussions. In anticipation that the parties will reach a settlement, the court is reserving a date in June 2015, for presentation of a settlement agreement to the court. Because the settlement remains tentative and given the complex nature of the adjudication, at this time it is difficult to ascertain what the outcome of the court proceedings will be or whether an alternative settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by the same plaintiffs in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. Another lawsuit was filed in Sacramento by two districts boarding the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts (Rosedale), which is before the same court, asserting that the remedial EIR did not adequately evaluate potential impacts arising from future operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. Counsel for the Company is pursuing a dismissal of the Company from these lawsuits. In an initial favorable ruling on January 25, 2013, Judge Frawley determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and barred by the statutes of limitation and doctrine of laches. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a lengthy decision, rejecting all of Central Delta’s California Environmental Quality Act claims, except the claims of Rosedale’s that Central Delta essentially joined claiming the EIR was deficient in that it did not adequately evaluate future impacts from operation of the KWB. Therefore DWR will be required to prepare a supplemental EIR on potential issues associated with future operation of the KWB, particularly as to groundwater and water quality impacts. On September 5, 2014 the court held a hearing on the remedy for the deficient EIR and on October 2, 2014 the Court issued its ruling that the KWB may continue to operate pending completion of the supplemental EIR and would be operated under conditions of an operating plan negotiated between the KWBA and the Rosedale plaintiffs. We are uncertain as to whether in the future this could result in some curtailment in KWBA operations. The monetary value of a potential adverse outcome on the claims likewise cannot be estimated at this time.
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
Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate around the respective targets to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At September 30, 2014, the investment mix was approximately 58% equity, 33% debt, and 9% money market funds. At December 31, 2013, the investment mix was approximately 54% equity, 30% debt and 16% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 5.0% in 2014 and 2013. The expected long-term rate of return on plan assets is 7.5% in 2014 and 2013. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Nine Months Ended September 30
($ in thousands)	2014	2013
Cost components:
Service cost-benefits earned during the period	$(270)	$(213)
Interest cost on projected benefit obligation	(303)	(282)
Expected return on plan assets	408	342
Net amortization and deferral	(800)	(144)
Total net periodic pension cost	$(965)	$(297)

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
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30
($ in thousands)	2014	2013
Cost components:
Service cost-benefits earned during the period	$(240)	$(129)
Interest cost on projected benefit obligation	(165)	(162)
Net amortization and deferral	(171)	(216)
Total net periodic pension cost	$(576)	$(507)
11.    BUSINESS SEGMENTS
We currently operate in four business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming.

The revenue components of the commercial/industrial real estate segment was as follows:

	Nine Months Ended September 30
($ in thousands)	2014	2013
Commercial leases	$4,338	$5,078
Grazing leases	1,064	1,090
All other land management ancillary services	2,665	2,221
Total revenue	8,067	8,389
Equity in earnings of unconsolidated joint ventures	3,328	2,972
Revenues and equity in earnings of unconsolidated joint ventures	$11,395	$11,361
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
The revenue components of the resort/residential real estate development segment was as follows:

	Nine Months Ended September 30
($ in thousands)	2014	2013
Hay sales - Centennial operations	$588	$621
Management fees	195	234
Other	3	26
Total revenue	786	881
Equity in earnings (losses) of unconsolidated joint ventures	(35)	(52)
Revenues and equity in earnings of unconsolidated joint ventures	$751	$829
The mineral resources segment receives oil and mineral and mining royalties from exploration and development companies that extract or mine the natural resources from our land and from the sale of annual recurring water assets. The revenue components of the mineral resources segment was as follows:

	Nine Months Ended September 30
($ in thousands)	2014	2013
Oil and gas	$5,301	$6,198
Water sales	7,703	—
Rock aggregate	885	639
Cement	763	581
Land lease for oil exploration	149	637
Total revenue	$14,801	$8,055
The farming segment produces revenues from the sale of wine grapes, almonds and pistachios. The revenue components of the farming segment was as follows:

	Nine Months Ended September 30
	2014	2013
Almonds	$5,295	$6,680
Pistachios	6,237	7,002
Wine grapes	1,293	1,163
Total crop proceeds	$12,825	$14,845
Other farming revenues	229	193
Total farming revenues	$13,054	$15,038

12.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at September 30, 2014 was $30,580,000. The equity in the income of the unconsolidated joint ventures was $3,293,000 for the nine months ended September 30, 2014. The unconsolidated joint ventures have not been consolidated as of September 30, 2014, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At September 30, 2014, the Company had an equity investment balance of $14,565,000 in this joint venture.

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

During the second quarter of 2013, we entered into a new joint venture with Rockefeller, the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage an approximately 326,000 leasable square foot outlet center on land at TRCC-East. This outlet center's final estimated cost is approximately $87 million to construct and will be funded through a construction loan for up to 60% of the costs and equity from the members. This joint venture is separate from the above agreement to develop up to 500 acres of land in TRCC. During the second quarter of 2013, we contributed land and other assets at an agreed value of $10,558,000 for our capital contribution ($2,159,000 at cost) and Rockefeller matched our capital contribution with cash. Rockefeller also reimbursed the Company for $335,000 in outlet center marketing costs, which were offset against the Company's equity in losses for the TRCC/Rock Outlet Center LLC joint venture. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of September 30, 2014, had an outstanding balance of $39,492,000. The Company and Rockefeller both guarantee the payment and performance of this construction line of credit, which is secured by the constructed real property of the outlet center. Construction for the outlet center was completed during the third quarter of 2014 and opened for business on schedule on August 7, 2014.
At September 30, 2014, the Company’s combined equity investment balance in the three Rockefeller joint ventures was $16,015,000, which includes $8,500,000 of Company contributions during 2014, which helped to fund development of the outlet center.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes (TRI Pointe Homes), Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC was assessed as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At September 30, 2014 the Company had a 73.87% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Tejon Mountain Village LLC - On July 16, 2014, the Company filed with the Securities and Exchange Commission a Current
Report on Form 8-K, or the Initial 8-K, disclosing that on July 15, 2014, TRC, entered into a Membership Interest Purchase Agreement, or the Agreement, with DMB TMV LLC, pursuant to which DMB TMV LLC agreed to sell its membership interest in TMV LLC to TRC for $70,000,000, Purchase Price. The transaction contemplated by the Agreement closed simultaneously with the signing of the Agreement on July 15, 2014. Pursuant to the Agreement, TRC paid DMB TMV LLC an initial payment of $10,000,000 in cash on July 15, 2014 and both parties executed an Assignment and Assumption of Membership Interest pursuant to which DMB TMV transferred 100% of its membership interest in TMV LLC to TRC. TRC was required to pay DMB TMV LLC the remaining $60,000,000 of the Purchase Price on or before October 13, 2014. On October 7, 2014, TRC exercised a one-time right to extend the final payment due date by thirty days with a payment of $1,000,000 that is applied toward the balance due. On October 20, 2014, TRC paid the remaining $59,000,000 to DMB TMV LLC. The acquisition of DMB's interest in TMV LLC was treated as an asset purchase.
Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of September 30, 2014 and December 31, 2013 and unaudited condensed statements of operations for the nine months ended September 30, 2014 and September 30, 2013 are as follows:
Statement of Operations for the nine months ended September 30, 2014

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village*	Total	Centennial-VIE
Revenues	$85,694	$2,505	$49	$2,795	$—	$91,043	$591
Net income (loss)	$5,087	$108	$27	$419	$(70)	$5,571	$(230)
Partner’s share of net income (loss)	$2,035	$54	$14	$210	$(35)	$2,278	$(89)
Equity in earnings (losses)	$3,052	$54	$13	$209	$(35)	$3,293	$—
*The Company purchased DMB TMV LLC's membership interest in the TMV joint venture on July 15, 2014. TMV equity in losses shown above are through
July 15, 2014.
Balance Sheet Information as of September 30, 2014

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$18,960	$2,664	$16	$5,875	$27,515	$7
Property and equipment, net	45,201	15,397	4,609	63,411	128,618	76,780
Other assets	180	92	—	14,317	14,589	—
Long-term debt	(16,022)	(11,000)	—	(39,492)	(66,514)	—
Other liabilities	(3,380)	(157)	(19)	(6,046)	(9,602)	(316)
Net assets	$44,939	$6,996	$4,606	$38,065	$94,606	$76,471
Statement of Operations for the nine months ended September 30, 2013

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	TRCC/Rock Outlet Center	Tejon Mountain Village*	Total	Centennial
Revenues	$86,662	$2,518	$47	$—	$—	$89,227	$628
Net income (loss)	$4,515	$102	$42	$(289)	$(104)	$4,266	$(196)
Partner’s share of net income (loss)	$1,806	$51	$21	$(145)	$(52)	$1,681	$(55)
Equity in earnings (losses)	$2,709	$51	$21	$191	$(52)	$2,920	$—
*The Company purchased DMB TMV LLC's membership interest in the TMV joint venture on July 15, 2014.

Balance Sheet Information as of December 31, 2013

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village*	Total	Centennial-VIE
Current assets	$14,886	$813	$10	$2,428	$—	$18,137	$86
Property and equipment, net	43,897	16,980	4,514	24,633	99,690	189,714	74,968
Other assets	208	438	—	2,161	—	2,807	—
Long-term debt	(16,602)	(11,000)	—	—	—	(27,602)	—
Other liabilities	(2,687)	(343)	—	(8,577)	(168)	(11,775)	(204)
Net assets	$39,702	$6,888	$4,524	$20,645	$99,522	$171,281	$74,850
*The Company purchased DMB TMV LLC's membership interest in the TMV joint venture on July 15, 2014.
13.    SUBSEQUENT EVENTS
On October 13, 2014, TRC as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the New Credit Facility.

The New Credit Facility amends and restates TRC’s existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The New Credit Facility adds a $70,000,000 term loan, or Term Loan to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan are being used to finance TRC’s purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. TRC’s ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties.

The interest rate on the RLC is LIBOR (as defined in the Revolving Line of Credit Note) plus a margin of 150 basis points. Any outstanding principal balance on the RLC Note is due and payable in full on September 30, 2019.

The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. TRC may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or SWAP breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The New Credit Facility is secured by TRC’s farmland and farm assets, which include equipment, crops and crop receivables and the Calpine power plant lease and lease site, and related accounts and other rights to payment and inventory.

The New Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000.

The New Credit Facility also contains customary negative covenants that limit the ability of TRC to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, or incur liens on any assets.

The New Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the New Credit Facility; bankruptcy and insolvency; and a change in control without consent of bank (which consent will not be unreasonably withheld).

The New Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.

The foregoing descriptions of the New Credit Facility documents are qualified in their entirety by reference to each such material contract. Copies of the New Credit Facility documents are filed as Exhibits 10.31 through 10.33 in the Current Report on Form 8-K filed October 17, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward- looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above in the section entitled, “Risk Factors” in this report and our Annual Report on Form 10-K.
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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Its revenues are generated through farming activities within the Centennial joint venture. Within our resort/residential segment, the three active developments are TMV, Centennial, and the Grapevine Development Area, or Grapevine. During the first quarter of 2013 we began land planning activities and the first steps of gathering information to prepare an environmental impact report to entitle Grapevine, which is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. We are currently focusing on approximately 8,010 acres within Grapevine for a mixed use development to include housing, retail, and commercial components. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios.
During 2014, the Company has continued to expand its water operations to not only manage water infrastructure and water assets but to also sell water on an annual basis to third parties as we did during the first quarter of 2014. We determined during the third quarter that water assets and activity fit most appropriately with our other resource assets and will now be included in the mineral resources segment. As a result of this, the Company has reclassified prior year amortization associated with the purchase of water contracts from corporate expenses into mineral resources expenses on the consolidated statements of operations to conform to the current year presentation. The Company has also reclassified current year income from water sales of $7,702,000 into mineral resources revenues and mineral resources expenses of $4,523,000 on the consolidated statements of operations from other income.
For the first nine months of 2014 we had net income attributable to common stockholders of $3,739,000 compared to net income attributable to common stockholders of $4,991,000 for the first nine months of 2013. This decrease was primarily attributable to decreases in farming operating income resulting from declines in pounds sold across all crops, increases in corporate expenses resulting from an increase in stock compensation due to the reversal of stock compensation expense in 2013 and an increase in pension expense resulting mainly from pension settlements. This was partially offset by an increase in mineral resources operating income generated by sales of water.
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
Results of Operations
Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013
Total revenues for the first nine months of 2014 were $36,708,000 compared to $32,363,000 for the first nine months of 2013. This increase of $4,345,000, or 13%, in total revenues is primarily attributable to an increase in mineral resources revenues mainly due to water sales and were partially offset by a decease in farming revenues resulting from a decrease in almond and pistachio sales.
Commercial/industrial real estate segment revenues were $8,067,000 for the first nine months of 2014, a decrease of $322,000 or 4% compared to the first nine months of 2013. This decrease was primarily due to a $732,000 reduction in Calpine power plant percentage rent resulting from lower 2014 prices and to a one-time credit of $467,000 that is the result of an amendment to the lease executed in the second quarter of 2014 and retroactive to January 2013. The amendment is related to percentage rent paid by Calpine on the collection of greenhouse gas assessment taxes that are now included in the energy revenue component of the percentage rent. The percentage rent calculation has been modified to exclude these taxes that are collected by Calpine and passed on to the State of California. The retroactive amendment resulting in a credit of $467,000 will be applied over time through future earned percentage rent. Our expectations are that percentage rent from this lease will continue to range between $400,000 and $600,000 as it has traditionally done. The decrease in commercial/industrial segment revenues was also attributed to a $162,000 decrease in hunting and other ancillary revenues. This decrease was partially offset by a $593,000 increase in development fees related to the construction of the Outlets at Tejon.
Commercial/industrial real estate segment expenses were $10,021,000 during the first nine months of 2014, an increase of $477,000 or 5% compared to the same period in 2013, primarily due to a $418,000 increase in general and administrative allocations in line with higher corporate expenses, a $235,000 decrease in costs capitalized to construction in progress as a result of increased activity within our joint ventures, such as the Tejon/Rock Outlet Center LLC, a $163,000 increase in professional services fees, and $114,000 higher employee compensation including stock compensation expense and bonus incentives associated with growth in this segment. These increases were partially offset by a $307,000 decrease in assessments from Tejon-Castac Water District, and a $136,000 decrease in marketing expense, as our marketing efforts have been directed to the Outlets at Tejon, where costs are shared with our joint venture partner.

Resort/residential segment revenues were $786,000 during the first nine months of 2014, a decrease of $95,000, or 11%, compared to the same period in 2013 primarily due to a decrease in management fees from TMV. In July 2014, we purchased the remaining ownership interests in the joint venture from our partner. Additionally, ancillary hay revenues declined due to timing of sales.
Resort/residential real estate expenses increased $134,000, or 6%, during the first nine months of 2014, compared to the same period in 2013 primarily due to a $119,000 increase in general and administrative expense allocations in line with increased corporate expenses. Employee compensation increased $112,000 mainly due to increased staffing in order to handle the TMV and Grapevine development and entitlement projects. These increases were partially offset by a $90,000 decrease in costs related to the ancillary hay crop at Centennial.
Mineral resources segment revenues increased $6,746,000, or 84%, to $14,801,000 during the first nine months of 2014 compared to the same period in 2013. As noted earlier, management determined that our water resources will be managed within the mineral resources segment. Prior year water resource activity has been reclassified to this segment for comparability purposes. See Note 1 (Basis of Presentation) of the Notes to Unaudited Consolidated Financial Statements for further detail regarding these reclassifications.
The $6,746,000 increase is primarily due to the sale of 6,250 acre feet of water sales totaling $7,702,000. During the first quarter of 2014, we determined we had excess water supply for our 2014 needs, and in the first half of 2014 we sold 6,250 acre-feet of the 6,693 acre-feet of 2014 water we purchased. Additionally, cement and rock and aggregate royalties increased $428,000 due to expanded production driven by new road construction. These increases were partially offset by a $845,000 decrease in oil royalty revenues resulting from a 11% drop in production due to lower production from older wells, the timing of six new wells coming on-line late in the second quarter and in the third quarter, and the timing of completion of the expansion of lessees' production facilities. The average price per barrel of oil decreased approximately 3% when compared to the same period of 2013 to approximately $99. Leasehold payments decreased $488,000 due to Sojitz Energy entering the drilling phase of their lease. Future revenues from Sojitz will be based on production.
Mineral resources expenses increased $5,024,000, or 553%, to $5,932,000 during the first nine months of 2014 compared to the same period in 2013, primarily due to the sale of 6,250 acre feet of water with a respective cost of sales of $4,523,000 and an increase of $482,000 in water cost amortization associated with the Nickel water purchase in late 2013.
Farming revenues decreased $1,984,000, or 13%, to $13,054,000 during the first nine months of 2014 compared to the same period in 2013. With the 2014 crop harvest nearing completion, preliminary production figures reflect a decrease in production across all crops resulting from various weather conditions such as a mild winter that reduced the tree and vine dormant time and early hot summer weather. Following are detailed variance explanations by crop.
The $1,984,000 decrease is primarily due to a $1,385,000 decrease in almond revenues because of a 39% decrease in pounds sold. The decrease in pounds sold is mainly due to the lower 2013 crop carryover inventory compared to the prior year and a 16% decline in 2014 production. The decrease in pounds sold is partially offset by a 20% increase in average price and a $108,000 increase in price adjustments for previously sold crop. Pistachio revenues decreased $765,000 because of a 16% decrease in pounds sold, mainly due to a 10% decrease in 2014 crop production to date. The decrease in revenues related to pounds sold was partially offset by a 10% increase in price. Wine grape revenue increased $130,000 as the average price increased 17%, while tons sold dropped 5% when compared to same period in the prior year.
Farming expenses declined $1,075,000, or 11%, to $8,585,000 during the first nine months of 2014 compared to the same period in 2013. The mild winter negatively affected the production across all crops. The $1,075,000 decrease is primarily due to a $632,000 reduction in almond cost of sales mainly due to a 39% drop in pounds sold resulting from lower 2013 crop carryover and lower 2014 production to date. Pistachio cost of sales decreased $629,000 due to the drop in pounds sold during the first nine months of 2014 when compared to 2013 due to a reduction in 2014 production. Wine grape cost of sales decreased $203,000 due to a 5% decline in tons sold. These decreases were partially offset by a $322,000 increase in fixed water costs resulting from adjustments received in the third quarter of 2013 from WRMWSD for prior year reconciliations for which we received approximately $1,100,000 cash refund during the fourth quarter of 2013.
Corporate general and administrative costs increased $1,417,000, or 21%, to $8,288,000 during the first nine months of 2014 compared to the same period in 2013, primarily due to a $1,965,000 increase in stock compensation expense resulting mainly from the reversal of $2,271,000 in expense in 2013 for grants that would not vest upon the Chief Executive Officer's retirement at the end of 2013. Employee compensation, including incentive bonus accruals, increased $607,000 due to increased staffing and the assumption of the attainment of performance measures. Additionally, pension expense increased $562,000 during the first quarter of 2014 resulting mainly from pension settlements, including that of the recently retired Chief Executive Officer. These increases were partially offset by a $927,000 increase in general and administrative expense allocations to other departments, a $251,000 decrease in charitable donations mainly due to the $250,000 pledge to the Houchin Blood Bank in

2013 and a $167,000 decrease in professional services expenses as we incurred fees in the comparable prior period related to our warrant dividend program as well as an SEC comment letter.
Investment income was $521,000 during the first nine months of 2014, a decrease of $208,000, or 29%, compared to the same period in 2013 primarily due to a smaller portfolio of marketable securities held as holdings matured or were sold.
Our share of earnings from our joint ventures was $3,293,000, an increase of $373,000, or 13%, during the first nine months of 2014 when compared to the same period in 2013 primarily due to $343,000 higher net income from our TA/Petro joint venture as a result of higher gasoline sales and improving net operating margins.
Comparison of three months ended September 30, 2014 to three months ended September 30, 2013
Total revenues for the third quarter of 2014 were $13,852,000 compared to $15,128,000 for the third quarter of 2013. This decrease of $1,276,000, or 8%, in total revenues is primarily attributable to a decrease in farming revenues resulting mainly from lower 2014 pistachio sales. This decrease was partially offset by an increase in almond and wine grape revenues resulting from improved market prices.
Commercial/industrial real estate segment revenues decreased during the third quarter of 2014 by $270,000, or 10%, to $2,572,000 compared to the third quarter of 2013 primarily due to an $86,000 decrease in percentage rent from our Calpine lease resulting from a reduction in energy pricing and to a modification of percentage rent, as discussed above. Additionally, hunting and ancillary revenues decreased $184,000.
Commercial/industrial real estate segment expenses increased $84,000, or 3%, to $3,374,000 during the third quarter of 2014 compared to the same period in 2013 primarily due to a $168,000 increase in general and administrative allocations, an $87,000 increase in employee compensation, including bonus incentives, associated with growth in this segment and the assumption of the attainment of performance goals. Professional services and fees increased $105,000 related to general business consulting. These increases were partially offset by a $258,000 decrease in assessments from the Tejon-Castac Water District.
Resort/residential real estate segment revenues were $199,000 during the third quarter of 2014, a decrease of $211,000, or 51%, compared to the same period in 2013 primarily due to a $129,000 decrease in ancillary hay crop sales and a $63,000 decrease in management assessment fees as a result of the DMB TMV LLC membership buyout, as described above. The decrease in hay crop sales is due to the timing of sales.
Resort/residential real estate segment expenses increased $135,000, or 17%, to $939,000 during the third quarter of 2014 compared to the same period in 2013 primarily due to an increase of $101,000 in ancillary crop cost of sales.
Mineral resources revenues declined $31,000, or 1%, mainly due to a $74,000 decrease in oil royalties as a result of a 7% drop in price, partially offset by a small increase in production and improved gas royalties compared to the same period in 2013. Sand and rock aggregate royalties declined while cement production continued to increase for a $32,000 net increase for the quarter compared to the 2013 quarter. Exploration lease revenues declined $25,000 as Sojitz entered the drilling phase of their lease. Future revenues from Sojitz will be based on production.
Mineral resources expenses increased $176,000, or 53%, to $505,000 during the third quarter of 2014 compared to the same period in 2013, primarily due to an increase of $160,000 in water cost amortization associated with the Nickel water purchase in late 2013.
Farming revenues decreased $764,000, or 8%, to $8,688,000 during the third quarter of 2014 compared to the same period in 2013, primarily due to a $1,630,000 decrease in pistachio revenues mainly due to a 12% decline in pounds sold due to a 10% drop in production, which was partially offset by a slight increase in average price per pound. This decrease was partially offset by a $765,000 increase in almond revenues due to a 30% increase in price, partially offset by a 9% decrease in pounds sold resulting from 16% lower production. The decrease in this segment was also partially offset by a $130,000 improvement in wine grape revenues mainly from a 17% increase in price per ton that was partially offset by a 5% decrease in tons sold.
Farming expenses decreased $509,000, or 8%, to $5,715,000 during the third quarter of 2014 compared to the same period in 2013, primarily due to a $655,000 decrease in pistachio cost of sales as pounds sold declined 12%, a $311,000 decrease in almond cost of sales due to a 9% decline in pounds sold, and a $200,000 decrease in wine grape cost of sales due to a 5% decrease in pounds sold. These decreases were partially offset by a $533,000 increase in 2014 fixed water costs resulting from adjustments received by WRMWSD during the third quarter of 2013 for prior year water reconciliations, for which we received approximately $1,100,000 cash refund during the fourth quarter of 2013.

Corporate general and administrative expenses increased $196,000 to $2,932,000 during the third quarter of 2014 compared to the same period in 2013, primarily due to a $325,000 increase in employee compensation, including incentive bonuses and stock compensation due to increased staffing and the assumption of the attainment of performance goals. Other expenses increased approximately $168,000, including pension and professional fees. These increases were partially offset by a $298,000 increase in expenses allocated to other segments.
Our share of earnings from our joint ventures was $1,707,000, an increase of $466,000, or 38%, during the third quarter of 2014 when compared to the same period in 2013 primarily due to a $255,000 increase in our share of the TRCC/Rock Outlet net income as the Outlets at Tejon opened for business in the third quarter of 2014. Improvements in net margins at TA/Petro also contributed to the third quarter 2014 improvements.
General Outlook
As we enter into the last quarter of 2014 we are seeing increased commercial retail activity within TRCC, with the Outlets at Tejon opening in August 2014. We expect this increase in retail activity to continue into 2015. Within the industrial market we are focusing our efforts on companies that have a California and western United States distribution model. The logistics operators currently located within our development have demonstrated success in serving all of California and the western region of the United States and we are building off of their success in our marketing efforts.
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
All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. During, the third quarter of 2014, our crop production decreased in comparison with the same period in the prior year due to the impact of weather as described earlier. Thus far, 2014 almond and pistachio production in California is down from prior years due to weather and drought issues. We have sufficient water for our crops so we have not been impacted by the drought as others have been.
Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. As a result of current changes in oil markets, we are anticipating reductions in the price of oil used to determine royalty income. We expect to see these lower prices begin to impact us during the fourth quarter of 2014. Depending on the level of production and timing of price declines, we estimate that we could see up to a $150,000 reduction in oil royalties during the fourth quarter of 2014.
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
Income Taxes
For the nine months ended September 30, 2014, the Company incurred a net income tax expense of $1,647,000 compared to a net income tax expense of $1,752,000 for the nine months ended September 30, 2013. These represent effective income tax rates of approximately 31% and 24% for the nine months ended September 30, 2014 and, 2013, respectively. The effective tax rate for the first nine months of 2014 is based on forecasted annual pre-tax income for 2014 and lower estimated oil depletion allowances as a result of the decrease in oil revenues compared to the same period in 2013. As of September 30, 2014 we had an income tax receivable of $1,530,000, which is included in prepaid expenses and other current assets. For September 30, 2013, we had an income tax payable of $835,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first nine months of 2014, the Company had $13,600 income tax payments for the 2013 tax year.

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
Our cash, cash equivalents and marketable securities totaled $50,866,000 at September 30, 2014, a decrease of $13,601,000, or 21%, from the corresponding amount at the end of 2013. Cash, cash equivalents and marketable securities decreased during the first nine months of 2014 due to property and equipment expenditures that included infrastructure development costs and investment in joint ventures. Additionally, during the third quarter we completed the purchase of DMB TMV LLC's interest in TMV LLC. These investments were partially offset by increased borrowing, cash from operations and net maturities of marketable securities.
The following table shows our cash flow activities for the nine months ended September 30:

(in thousands)	2014	2013
Operating activities	$4,757	$5,025
Investing activities	$(31,101)	$(7,025)
Financing activities	$19,349	$3,863
During the first nine months of 2014, our operations provided $4,757,000 of cash primarily attributable to net income including adjustments for non-cash items offset by increases in crop receivables and reductions in payables. During the first nine months of 2013, our operations provided $5,025,000 of cash primarily attributable to operating results mainly from farming revenues, mineral resources revenues, and investment income. These increases in cash were partially offset by an increase in accounts receivable and a decrease in accounts payable.
During the first nine months of 2014, investing activities used $31,101,000 of cash primarily as a result of a $9,632,000 investment in our unconsolidated joint ventures of which $8,500,000 was contributed to TRCC/Rock Outlet Center LLC joint venture and $1,112,000 was contributed to TMV prior to the DMB TMV LLC membership interest buyout. Additionally, investing activities used $16,953,000 in capital expenditures during the first nine months of 2014 consisting of $6,029,000 of investments in TRCC infrastructure, primarily associated with expansion of water systems and road infrastructure on land at TRCC-East, $4,464,000 related to the Grapevine Development Area for entitlement activities, $2,924,000 related to investments in water systems as well as crop development and $2,319,000 related to Centennial Founders LLC for entitlement activities. The remaining capital expenditures consisted of $1,217,000 related to ordinary capital expenditures such as farm equipment, property maintenance equipment, and IT equipment replacements. The Company also invested $10,000,000 in the asset purchase of DMB TMV LLC's membership interest in TMV LLC. These expenditures were partially offset by net proceeds of $5,889,000 from the sale and maturity of marketable securities.
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
We anticipate that the requirements of our capital investment programs for the remainder 2014 when compared to 2013 may increase when compared to the requirements for the second half of 2013. These estimated investments include approximately $3,000,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We are also investing approximately $1,000,000 to complete development of new grape vineyards and begin removal of old vineyards and almonds as a part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to an additional $3,500,000 for land planning and entitlement activities for the Grapevine Development Area and approximately $1,000,000 for TMV pre-development activities. We may potentially invest up to $1,000,000 throughout the remainder of 2014 in our various joint ventures, including Centennial Founders LLC and TRCC/Rock Outlet Center LLC. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $1,000,000 in water assets and infrastructure. We are also planning to invest approximately $250,000 in the replacement of operating equipment, such as farm equipment, and updates to our information technology systems.
During the first nine months of 2014, financing activities provided $19,349,000 in cash mainly due to the timing of net borrowings on the Company's line-of-credit. This increase in the line-of-credit was partially offset by the payment of payroll taxes on vested stock grants and $8,000,000 in payments on the line-of-credit. At September 30, 2014, there was an outstanding balance of $20,200,000 on our line-of-credit, $10,000,000 of which was associated with the purchase of DMB TMV LLC's interest in TMV LLC. During the first nine months of 2013, financing activities provided $3,863,000 in cash, primarily as the result of entrance into a $4,750,000 debt agreement which was partially offset by payroll taxes on issuance of restricted stock grants and the repayment of long term debt for a building being leased to Starbucks.
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
Capital Structure and Financial Condition
At September 30, 2014, total capitalization at book value was $390,290,000 consisting of $64,518,000 of long-term debt and $325,772,000 of equity, resulting in a long term debt-to-total-capitalization ratio of approximately 16.5%. As described below, the Company is in the process of expanding its long-term debt, which will increase the debt-to-total-capitalization ratio in future quarters.
We have a long-term revolving line of credit of $30,000,000 that, as of September 30, 2014, had an outstanding balance of $20,200,000. At the Company’s option, the interest rate on this line of credit can float at 1.75% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. The outstanding balance on this revolving line of credit is the result of working capital needs and the $10,000,000 payment to DMB TMV LLC on July 15, 2014, as part of the purchase transaction. Under the terms of the line of credit, we must maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, not less than $225,000,000 and liquid assets of not less than $25,000,000 including available borrowing on the line of credit. At September 30, 2014, our tangible net worth was $390,290,000 and liquid assets were $60,666,000, including the amount then available for borrowing under the line of credit. This line of credit is secured by a portion of our farm acreage. The outstanding long-term debt, less current portion of $241,000, is $64,277,000 at September 30, 2014. This debt is being used to provide long-term financing for commercial retail development within TRCC-West and financing for the purchase of DMB TMV LLC's interest in TMV LLC. The debt to DMB TMV LLC was permanently refinanced with a long-term note from Wells Fargo as described below.
On October 13, 2014, TRC, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note with Wells Fargo, or collectively the New Credit FAcility. The New Credit Facility is for $100,000,000 and consists of a new $70,000,000 ten-year term note and a renewal of the current $30,000,000 revolving line of credit. The New Credit Facility amends and restates TRC’s existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. Funds from the term loan are being used to finance TRC’s purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K on July 16, 2014. See Note 13 (Subsequent Events) of the Notes to Unaudited Consolidated Financial Statements for further detail regarding the Company's New Credit Facility.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During October 2012, we filed a shelf registration statement on Form S-3 that went effective in May 2013. Under the shelf registration statement, we may offer and sell in the future one or more offerings, consisting of common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding need.

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
As noted above, at September 30, 2014, we had $50,866,000 in cash and securities and have $9,800,000 available on credit lines to meet any short-term liquidity needs.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2014, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$286,248	$7,765	$15,942	$16,517	$246,024
DMB TMV LLC note	60,000	60,000	—	—	—
Line of credit borrowings	20,200	20,200	—	—	—
Cash contract commitments	9,893	7,684	1,138	—	1,071
Defined Benefit Plan	5,001	1,119	702	816	2,364
SERP	6,545	551	1,318	1,403	3,273
Tejon Ranch Conservancy	5,800	800	1,600	1,600	1,800
Interest on fixed rate debt	1,485	187	343	297	658
Long-term debt	4,518	59	499	543	3,417
Financing fees and interest	150	150	—	—	—
Total contractual obligations	$399,840	$98,515	$21,542	$21,176	$258,607
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
On July 15, 2014, the Company acquired full ownership of TMV LLC. Outstanding contractual commitments for TMV LLC are now included as part of the cash contract commitments caption in the table above.
On October 13, 2014 the Company finalized a New Credit Facility for $100,000,000. The New Credit Facility contains a $70,000,000 ten-year term loan and a $30,000,000 revolving line of credit. Since this transaction closed after the end of the quarter, we are not including the term loan in the table above. Funds from the term loan financed the payment of the DMB TMV LLC note in the above table. Please see Note 13 (Subsequent Events) of the Notes to
Unaudited Consolidated Financial Statements for further detail.
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
Our line-of-credit currently has an outstanding balance of $20,200,000 and is the result of working capital needs and the $10,000,000 payment to DMB TMV LLC on July 15, 2014, as part of the asset purchase transaction to which DMB agreed to sell its membership interest in TMV LLC to the Company for $70,000,000. See Note 13 (Subsequent Events) of the Notes to Unaudited Consolidated Financial Statements for further detail regarding the Company's New Credit Facility associated with the Company's purchase agreement to purchase the interest of DMB TMV in TMV LLC.
As of September 30, 2014, the interest rate on our line-of-credit can either float with LIBOR or be tied to a specific LIBOR rate on a fixed basis and change only at maturity of the fixed-rate feature. We are exposed to interest rate risk on our long term debt currently outstanding. Long-Term debt of $4,518,000 ($241,000 shown a current maturity of long-term debt has a fixed interest rate of 4.25%, and the fair value of this long-term debt will change based on interest rate movements in the market. The floating rate feature in our line of credit can expose us to variability in interest payments due to changes in interest rates. In October 2014, we entered into an interest rate swap agreement with a bank. See Note 13 (Subsequent Events) of the Notes to Unaudited Consolidated Financial Statements for further detail regarding this interest rate swap related to the Company's New Credit Facility. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations. At September 30, 2014, we had no outstanding interest rate swap agreements.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2014
(In thousands except percentage data)

								Fair Value at
	2014	2015	2016	2017	2018	Thereafter	Total	September 30, 2014
Assets:
Marketable securities	$6,406	$19,353	$10,383	$10,056	$2,517	$—	$48,715	$48,830
Weighted average interest rate	1.22%	1.39%	1.29%	1.28%	1.61%	—%	1.34%
Liabilities
Short-term debt	$20,200	$—	$—	$—	$—	$—	$20,200	$20,200
DMB TMV LLC note	$60,000	$—	$—	$—	$—	$—	$60,000	$60,000
Long-term debt	$59	$244	$255	$266	$277	$3,417	$4,518	$4,518
Short-term debt weighted average interest rate	2.00%	—%	—%	—%	—%	—%	—%
DMB TMV LLC note weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2013
(In thousands except percentage data)

								Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	December 31, 2013
Assets:
Marketable securities	$17,246	$20,237	$10,534	$7,183	$—	$—	$55,200	$55,436
Weighted average interest rate	1.47%	1.51%	1.29%	1.32%	—%	—%	1.43%
Liabilities:
Long-term debt	$234	$244	$255	$266	$277	$3,417	$4,693	$4,693
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Our risk with regard to fluctuations in interest rates has decreased slightly related to marketable securities since these balances have decreased compared to the December 31, 2013.
Commodity Price Exposure
As of September 30, 2014, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2013 and 2014 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $9,063,000 of accounts receivable outstanding at September 30, 2014, $4,230,000 or 47%, is at risk to changing prices. Of the amount at risk to changing prices, $2,937,000 is attributable to pistachio, $1,228,000 is attributable to almonds and $65,000 is attributable to wine grapes. The comparable amount of accounts receivable at risk to price changes at December 31, 2013 was $5,495,000, or 77% of the total accounts receivable of $7,108,000.
The price estimated for recording accounts receivable for pistachios recorded at September 30, 2014 was $4.64 per pound, as compared to $2.51 per pound at December 31, 2013. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $6,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $4.64. With respect to almonds, the price estimated for recording the receivable was $3.18 per pound, as compared to $2.49 per pound at December 31, 2013. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $4,000. The range of final prices over the last three years for almonds has ranged from $1.71 to $3.64 per pound.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 21
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Items 10.31-10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

November 7, 2014	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Executive Vice President, Chief Financial Officer