Form 10-K
period 2014-12-31
TEJON RANCH CO
filed 2015-03-16
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2014 was $553,429,569 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.
The number of the Company’s outstanding shares of Common Stock on February 26, 2015 was 20,645,547.
____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders relating to the directors and executive officers of the Company are incorporated by reference into Part III.

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
ITEM 1.     BUSINESS
Tejon Ranch Co. (the Company, Tejon, we, us and our) is a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and create value for our shareholders. Current operations consist of land planning and entitlement, land development, commercial sales and leasing, leasing of land for mineral royalties, water asset management and sales, grazing leases, income portfolio management, and farming.
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

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
(Amounts in thousands of dollars)

	2014	2013	2012
Revenues
Real estate—commercial/industrial	$11,379	$11,148	$9,941
Real estate—resort/residential (1)	183	338	—
Mineral Resources (2)	16,255	10,242	14,012
Farming (1)	23,435	23,610	23,136
Segment revenues	51,252	45,338	47,089
Investment income	696	941	1,242
Other income	343	66	113
Total revenues and other income	$52,291	$46,345	$48,444
Segment Profits (Losses) and Net Income
Real estate—commercial/industrial	$(1,825)	$(1,754)	$(2,330)
Real estate—resort/residential (1)	(2,425)	(1,893)	(3,697)
Mineral Resources (2)	9,837	8,965	12,970
Farming (1)	7,185	7,684	8,749
Segment profits (3)	12,772	13,002	15,692
Investment income	696	941	1,242
Other income	343	66	113
Interest expense	—	—	(12)
Corporate expenses	(10,646)	(11,826)	(12,564)
Operating income before equity in earnings of unconsolidated joint ventures	3,165	2,183	4,471
Equity in earnings of unconsolidated joint ventures	5,294	4,006	2,535
Income before income taxes	8,459	6,189	7,006
Income tax provision	2,697	2,086	2,723
Net income	5,762	4,103	4,283
Net income/(loss) attributable to noncontrolling interest	107	(62)	(158)
Net income attributable to common stockholders	$5,655	$4,165	$4,441
Identifiable Assets by Segment (4)
Real estate—commercial/industrial	$80,646	$58,390	$57,151
Real estate—resort/residential	199,528	124,568	118,627
Mineral Resources (2)	47,434	1,063	1,449
Farming	34,464	31,925	29,538
Corporate	70,043	126,933	121,091
Total assets	$432,115	$342,879	$327,856
(1) During the fourth quarter of 2014, the Company determined hay crop sales previously recorded in the resort/residential revenues segment fit most appropriately with our farming revenues segment. The Company has reclassified prior periods to conform to the current year presentation.
(2) During the fourth quarter of 2012, the Company evaluated its operations and determined that an additional segment should be reported, Mineral Resources. Mineral Resources collects royalty income from oil and gas leases, rock and aggregate leases, and from a cement company. During the third quarter of 2014, the Company moved its water management activities into this segment. The Company has reclassified prior periods to conform to the current year presentation.
(3) Segment profits are revenues from operations less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(4) Identifiable Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, land, buildings and improvements.

Real Estate Operations
Our real estate operations consist of the following activities: real estate development, commercial sales and leasing, land planning and entitlement, income portfolio management and conservation.
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 100,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 corridor, which includes the Tejon Ranch Commerce Center, or TRCC, the Centennial master planned community on our land in Los Angeles County, or Centennial, our resort and residential community called Tejon Mountain Village, or TMV, and a master planned community within the Grapevine Development Area, or Grapevine. TRCC includes development west of Interstate 5, TRCC-West, and development east of Interstate 5, TRCC-East.
Our real estate activities within our commercial/industrial segment include: entitling, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases, landscape maintenance fees, game management revenues, and ancillary land uses such as grazing leases. Our real estate operations within our resort/residential segment at this time include land entitlement, land planning and pre-construction engineering, land stewardship and conservation activities.
Commercial/Industrial
Construction:
During 2014, we completed road, utility, and water infrastructure, to open up development south of the TravelCenters of America travel plaza site. This infrastructure provided support for the construction and opening of the Outlets at Tejon in August 2014. This infrastructure is also supporting the development of additional retail opportunities such as restaurants and fuel stations.
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
Leasing:
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, ten fast-food operations, three of which are opening in 2015, two full-service restaurants, one motel, an antique shop, and a United States Postal Service facility.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes; 32 acres of land to Calpine Generating Company, or Calpine, for an electric power plant; and one office building in Rancho Santa Fe, California.
The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. Our most direct regional competitors are in the Inland Empire region of Southern California and areas north of us in the San Joaquin Valley of California. The principal methods of competition in this industry are price, availability of labor, proximity to the port complex of Los Angeles/Long Beach and customer base. A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During 2014, vacancy rates in the Inland Empire were comparable to 2013 primarily due to an increase in the development of buildings for lease. Without this increase in new development in the Inland Empire the vacancy rate would have declined in that region. The low vacancy rates have also led to an increase in lease rates within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2014 commercial/industrial activity.

Joint Ventures:
We are also involved in multiple joint ventures with several partners. Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates four separate gas stations with convenience stores within TRCC-West and TRCC-East, with a fifth convenience store and gas station under construction to open in the fall of 2015. We are involved in three joint ventures with Rockefeller Development Group, the Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased, the 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West, and the TRCC/Rock Outlet Center LLC that operates the Outlets at Tejon.
Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering and land stewardship and conservation activities. We have three major resort/residential communities within this segment: TMV, which has entitlement approvals; the Centennial community, which received preliminary zoning within the Antelope Valley Area Plan, or AVAP, and will begin the specific plan process for approvals of phase one entitlement; and the new Grapevine community project, which began in 2013 on land owned within Kern County. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement we entered into with five major environmental organizations in 2008 is designed to minimize the opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental groups has been a primary cause of delay and loss of financial value for real estate development projects in California.
Tejon Mountain Village Community:
TMV is planned to be an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish TMV as the resort of choice for the Southern California market. TMV is being developed by Tejon Mountain Village LLC, or TMV LLC, a wholly owned subsidiary of the Company.
During July 2014, the Company acquired full ownership of TMV LLC through the purchase of DMB TMV LLC's interest in the former joint venture for $70,000,000 in cash.
The Company's decision to obtain full ownership of TMV reflects the Company's growth as a fully integrated real estate company and demonstrates our belief in the future success of the development.
TMV is fully entitled and all necessary permits have been issued to begin development. Timing of TMV development in the coming years will be dependent on the continued improvement of the economy and an improvement in the second home real estate market. Moving forward at TMV we will focus on the completion of consumer and market research studies and the preparation of a development business plan to guide our future development activities at TMV.
Centennial:
The Centennial development is a large master-planned community development encompassing approximately 11,000 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,000 homes, and 11.3 million square feet of commercial development. Centennial will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 74.05% ownership interest as of December 31, 2014. Our partners in this joint venture are Pardee Homes (owned by TRI Pointe Homes), Lewis Investment Company and Standard Pacific Corp. Centennial is envisioned to be an ecologically friendly and commercially viable development.
During the fourth quarter of 2014, the Los Angeles County Board of Supervisors approved the AVAP. The AVAP is designed to guide future development and conservation in the northern-most region of unincorporated Los Angeles County. Centennial is included in the AVAP as part of the west Economic Opportunity Area, or EOA, where future development would be directed. This particular EOA is located along Highway 138 and encompasses the vast majority of Centennial's proposed boundaries. The final approval of the AVAP will provide Centennial with land use and zoning for residential and commercial development. The Los Angeles County Counsel, per instruction from the Board of Supervisors, will prepare final findings and documents for the AVAP for final approval by the Board of Supervisors, which is expected during the first half of 2015. Our next step would be to submit a Specific Plan for the Centennial project. At this time we cannot estimate when the process will be completed.

Grapevine Development Area:
Grapevine is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. The 2008 Conservation Agreement allows for the development of up to 12,400 acres in this area. California regulatory dynamics may impact the future ability to entitle new development so we began the land planning and entitlement process for Grapevine during 2013 to take advantage of the existing favorable pro-business and political climate in Kern County. We are currently focusing on approximately 8,000 acres for a mixed use development to include housing, retail, and commercial industrial components. Grapevine is proposed to include 12,000 homes, 10.7 million square feet of commercial and industrial development and more than 3,000 acres of open space and parks. We are currently preparing the project level Environmental Impact Report, or EIR, and specific plan for Kern County and anticipate the filing of those documents during 2015. The entire approval and litigation process will take several years and the investment of several million dollars to successfully complete.
The greatest competition for the Centennial and Grapevine communities will come from California developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. The developments in these areas will be providing similar housing product as our developments. The principal method of competition in this industry are pricing of product, amenities offered, and location. We will attempt to differentiate our developments through our unique setting, land planning and different product offerings. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and variety of projects.
Mineral Resources
Mineral resources consist of oil and gas royalties, rock and aggregate royalties, royalties from a cement operation leased to National Cement, and the management of water assets and water infrastructure. Based on the expansion of our water operations we determined during the third quarter of 2014 that water assets and water management fit most appropriately with our other resources assets. We continue to look for opportunities to grow our mineral resource revenues through expansion of leasing and encouraging new exploration. Within our water assets we are expanding our ranch resources through new drilling programs, while at the same time looking for opportunities to continue to purchase water as we have in the past. As we did in 2014, we will look to sell excess water over our internal needs on a temporary basis until that water is needed by us in our real estate and agricultural operations.
We expect new oil activity and production to slow down through 2015 based on the current level of oil prices. We expect lower oil prices will also negatively impact our 2015 royalty revenues.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas, but do not ourselves engage in any such exploratory or extractive activities. As of December 31, 2014, approximately 7,300 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 499,000 barrels of oil and 122,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2014. Our share of production, based upon average royalty rates during the last three years, has been 179, 196, and 286, barrels of oil per day for 2014, 2013, and 2012, respectively. Approximately 345 active oil wells were located on the leased land as of December 31, 2014. Royalty rates on our leases averaged 13% of oil production in 2014. We also had a development and exploration lease with Sojitz Energy Venture, Inc. covering approximately 50,000 acres in the San Joaquin Valley portion of the Company’s land that ended during February 2015 due to a business decision of Sojitz to focus their drilling efforts in the Gulf of Mexico, which lead Sojitz to not meet the drilling requirements of the lease. We are currently evaluating potential new leases for portions of this land. At the time Sojitz exited the lease, they were not producing oil from the lease.
Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.
We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant, which increased during 2014 compared to 2013. The improvement in shipments is due to an increase in road construction activity as compared to the prior years. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants and at this time we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.
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
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,566 almonds—1,683; and pistachios—1,053. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley and we periodically lease 810 acres of land that is used for the growing of vegetables.
We sell our farm commodities to several commercial buyers. As a producer of these commodities, we are in direct competition with other producers within the United States, or U.S., and throughout the world. Prices we receive for our commodities are determined by total industry production and demand levels. We attempt to improve price margins by producing high quality crops through proven cultural practices and by obtaining better prices through marketing arrangements with handlers.
Sales of our grape crop typically occurs in the third and fourth quarter of the calendar year, while sales of our pistachio and almond crops also typically occur in the third and fourth quarter of the calendar year, but can occur up to a year or more after each crop is harvested.
In 2014, we sold 64% of our grape crop to one winery, 24% to a second winery and the remainder to one other customer. These sales are under long-term contracts ranging from one to thirteen years. In 2014, our almonds were sold to various commercial buyers, with the largest buyer accounting for 55% of our almond revenues. In 2014, the majority of our pistachios were sold to two customers, purchasing approximately 68% and 16% of the crop, respectively. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases demand for the products we produce. The value of the dollar in prior years has helped to maintain strong almond prices in overseas markets, but this could change in the New Year if the relative value of the U.S. dollar in Europe increases. The potential impact of an increasing U.S. dollar to our pricing and revenue is not known at this time.
Current weather conditions, such as warmer than normal winter temperatures, could impact the number of tree and vine dormant hours, which are integral to tree and vine growth. These current weather conditions could negatively impact 2015 production. We will not know if there has been a negative impact on production until late spring or early summer 2015.
Our water entitlement for 2014, available from the California State Water Project, or SWP, when combined with supplemental water, was adequate for our farming needs. The State Department of Water Resources, or DWR, has announced its early 2015 estimated water supply delivery at 20% of full entitlement. We expect 2015 to be a difficult water year due to the continuing drought in California. The current 20% allocation of state SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of low water supplies and the drought on 2015 California crop production for almonds, pistachios, and wine grapes, but it could be detrimental to statewide production. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6, (Long Term Water Assets) of the Notes to our Consolidated Financial Statements for additional information regarding our water assets.
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

Customers
We had no customers account for 10% or more of our revenues from continuing operations in 2014. In 2013 and 2012, Stockdale Oil and Gas, a subsidiary of Occidental Petroleum Corporation, an oil and gas leaseholder, accounted for 10% and 15%, respectively of our revenues from continuing operations.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Employees
At December 31, 2014, we had 157 full-time employees. None of our employees are covered by a collective bargaining agreement.
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
Executive Officers of the Registrant
The following table shows each of our executive officers and the offices held as of March 9, 2015, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	54
Dennis J. Atkinson	Senior Vice President, Agriculture	1998	64
Allen E. Lyda	Executive Vice President, Chief Financial Officer	1990	57
Hugh McMahon	Senior Vice President, Commercial/Industrial Development	2014	48
Joseph N. Rentfro	Executive Vice President, Real Estate	2015	46
Greg Tobias	Vice President, General Counsel	2011	50
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

Mr. McMahon joined the Company in November 2001 as Director of Financial Analysis. In 2008, Mr. McMahon became Vice President of Commercial/Industrial Development and in December of 2014, was promoted to Senior Vice President of Commercial/Industrial Development and elected as an officer of the Company.
Mr. Rentfro joined the Company on February 27, 2015 and was elected Executive Vice President of Real Estate on March 9, 2015. For the last five years, Mr. Rentfro directed development efforts for a number of major projects within the Emirate of Abu Dhabi in the United Arab Emirates. Notable developments include the Westin Abu Dhabi Golf Resort & Spa, Monte Carlo Beach Club-Saadiyat, Eastern Mangroves Resort and Residences, St. Regis Saadiyat Island Residences, and the Al Yamm and Al Sahel Villas at the Desert Islands Resort & Spa by Anantara. Prior to his work in the Middle East, Mr. Rentfro held executive positions at The St. Joe Company (NYSE: JOE), ascending ultimately to Regional Vice President and General Manager. There he led all efforts related to planning, design, entitlement, development, construction, asset management, marketing and sales for real estate operations within 330,000-acre region along the Gulf Coast of Northwest Florida.
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
ITEM 1A.     RISK FACTORS
The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves significant risk and could result in operating losses.
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
A downturn in national or regional economic conditions could adversely impact our business. Real estate industry conditions improved in 2012 and have continued to improve with some leveling of demand from homebuilders and steady demand for industrial product. We cannot predict whether or not the economic recovery will continue to improve or weaken and what impact that will have on the real estate industry. Any deterioration in industry conditions as a result of slow economic growth could adversely affect our business or financial results.
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
Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business. Some of our revenues are derived from rental payments and reimbursement of operating expenses under our leases. If a client tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease. Also, if our client tenants terminate early or decide not to renew their leases, we may not be able to re-lease the space. Even if client tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms. Consequently, we could generate less cash flow from the affected properties than expected, which could negatively impact our business. We may have to divert cash flow generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.

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
We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Federal and state environmental laws also govern the construction and operation of our projects and require compliance with various environmental regulations, including analysis of the environmental impact of our projects and evaluation of our reduction in the projects’ carbon footprint and greenhouse gas emissions. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. Certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, emissions of greenhouse gases, water availability and criticism of proposed development in rural areas as being “sprawl”. In addition, California has a specific statutory and regulatory scheme intended to reduce greenhouse gas emissions in the state and efforts to enact federal legislation to address climate change concerns could require further reductions in our projects’ carbon footprint in the future.
Constriction of the credit markets or other adverse changes in capital market conditions could limit our ability to access capital and increase our cost of capital. During the recent economic downturn, we relied principally on positive operating cash flow, cash and investments, and equity offerings to meet current working capital needs, entitlement investment, and investment within our developments. While the current economy has seen improvement, any slowdown in the economy could negatively impact our access to credit markets and may limit our sources of liquidity in the future and potentially increase our costs of capital.
We regularly assess our projected capital requirements to fund future growth in our business, repay our debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may issue new equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. Adverse changes in economic, or capital market conditions could negatively affect our business, liquidity and financial results.
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
We are in competition with several other developments for customers and residents. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Once they receive all necessary permits, approvals and entitlements, Centennial and Grapevine will ultimately compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster,

Palmdale, and Bakersfield. TMV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will include a greater area and range of projects. Intense competition may decrease our sales and harm our results of operations.
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
Within our real estate projects we incur significant costs before we can begin development or construction of our projects, sell and deliver units to our customers or begin the collection of rent and recover our costs. We may be subject to delays in the entitlement process and construction, which could lead to higher costs, which could adversely affect our operating results. Changing market conditions during the entitlement and construction periods could negatively impact selling prices and rents, which could adversely affect our operating results. Before any of our real estate projects can generate revenues we make material expenditures to obtain entitlements, permits, and development approvals. It generally takes several years to complete this process and completion times vary based on complexity of the project and the community and regulatory issues involved. As a result of the time and complexity involved in getting approvals for our projects we face the risk that demand for housing, retail and industrial product may decline and we may be forced to sell or lease product at a loss or for prices that generate lower profit margins than we anticipated. If values decline, we may be required to make material write-downs of the book value of real estate projects in accordance with general accepted accounting principles.
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

Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 28, 2015, directors and members of our executive management team beneficially owned or controlled approximately 28% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations. We have a significant amount of funds invested in marketable securities, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our results of operations.
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
Inflation can adversely impact our real estate operations, by increasing costs of material and labor as well as the cost of capital, which can impact operating margins. In an inflationary environment, we may not be able to increase prices at the same pace as the increase in inflation, which would further erode operating margins.
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
We have increased our long-term debt significantly from past years and any future inability to comply with related covenants, restrictions or limitations could adversely affect our financial condition. Our ability to meet our debt service and other obligations and the financial covenants under our credit facility will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve and the level of commodity prices related to our farming and mineral resource activities. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the addition of debt, the sale of equity, refinancing existing debt, or the sale of assets.
Our credit facility contains financial covenants requiring the maintenance of a maximum total liabilities to tangible net worth not greater than .75 to 1 at each quarter end, a debt service coverage ratio not less than 1.25 to 1.00, and a minimum level of liquidity of $20,000,000, including any unused portion of our revolving credit facility. A failure to comply with these requirements could allow the lending bank to terminate the availability of funds under our revolving credit facility and/or cause any outstanding borrowings to become due and payable prior to maturity.
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

Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water, limitations on our ability to move our water resources, and the absence of available reliable alternatives during drought periods could potentially cause permanent damage to orchards and vineyards and possibly impact future development opportunities.

Terrorist attacks may have an adverse impact on our business and operating results and could decrease the value of our assets. Terrorist attacks such as those that took place on September 11, 2001, could have a material adverse impact on our business, our operating results, and the market price of our common stock. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties. To the extent that future terrorist attacks impact our client tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations.

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

Information technology failures and data security breaches could harm our business. We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and electrical outages in the past. A material network breach in the security of our information technology systems could include the theft of customer, employee or company data. The release of confidential information as a result of a security breach may also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by these information technology failures or security breaches in the future. We routinely utilize information technology experts to assist us in our evaluation of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. However, we cannot provide assurance that a security breach, cyber-attack, data theft or other significant systems failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition, and stock price. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of internal control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatement because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations, and financial condition could be materially harmed, and we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

Changes in financial accounting standards related to accounting for leases may adversely impact us. The regulatory boards and government agencies that determine financial accounting standards and disclosures in the U.S., including the FASB and the IASB (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow. Currently, the Boards are considering, among other items, proposed changes to the accounting standards for leases for both lessees and lessors. These proposals may or may not ultimately be implemented by the Boards. If some or all of the current proposals were to become final standards, our balance sheet, results of operations, or market price of common stock could be significantly impacted. Such potential impacts include, without limitation:

•	Significant changes to our balance sheet relating to the recognition of operating leases as assets or liabilities based on existing lease terms and whether we are the lessor or lessee; and

•
Significant fluctuations in our reported results of operations, including fluctuations in our expenses related to amortization of new lease-related assets and/or liabilities and assumed interest costs with leases.

Changes in lease accounting standards could also potentially impact the structure and terms of future leases since our client tenants may seek to limit lease terms to avoid recognizing lease obligations on their financial statements.

Changes in the system for establishing U.S. accounting standards may result in adverse fluctuations in our reported asset and liability values and earnings, and may materially and adversely affect our reported results of operations. Accounting for public companies in the U.S. has historically been conducted in accordance with GAAP as established by the FASB, an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The IASB is a London-based independent board established in 2001 and charged with the development of IFRS. IFRS generally reflects accounting practices that prevail in Europe and in developed nations in other parts of the world.

IFRS differs in material respects from GAAP. Among other things, IFRS has historically relied more on “fair value” models of accounting for assets and liabilities than GAAP. “Fair value” models are based on periodic revaluation of assets and liabilities, often resulting in fluctuations in such values as compared to GAAP, which relies more frequently on historical cost as the basis for asset and liability valuation. The SEC released a final report on its IFRS work plan, which indicates the SEC still needs to analyze and consider whether IFRS should be incorporated into the U.S. financial reporting system. It is unclear at this time how and when the SEC will propose that GAAP and IFRS be harmonized if the decision to incorporate is adopted.  In addition, incorporating a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion is uncertain. We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific proposed standards that will be adopted. Until there is more certainty with respect to the standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.
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
Approximately 247,000 acres of our land are located in Kern County, California. The Kern County general plan, or the “General Plan”, for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the General Plan is intended to provide guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. In addition to conforming to any amendment of the General Plan, much of our land will require specific zoning and site plan approvals prior to actual development.
The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. We are currently pursuing specific plan entitlement for phase one entitlement for the Centennial master-planned community on approximately 11,000 acres of this land. See Item 1, “Business—Real Estate Operations.”
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
Any significant development on our currently undeveloped land would involve the construction of roads, utilities and other expensive infrastructure and would have to be done in a manner that accommodates a number of environmental concerns, including endangered species, wetlands issues, and greenhouse gas emissions. Accommodating these environmental concerns, could possibly limit development of portions of the land or result in substantial delays or certain changes to the scope of development in order to obtain governmental approval.
Water Operations
Our existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, or WRMWSD, provide for water entitlements and deliveries from the SWP, to our agricultural operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water subject to SWP allocations, which is adequate for our present farming operations. It is assumed, that at the end of the current contract period all water contracts will be extended for approximately the same amount of annual water.
In addition to our agricultural contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or TCWD, a local water district serving only our land and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has approximately 38,401 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and our Company. TCWD is the water supplier to TRCC, and would be the principal water supplier for any significant residential and recreational development in TMV.
We have a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have purchased 8,700 acre feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. In 2007 and 2008 we contracted for 2,362 additional acre-feet of water from AVEK, but have deferred delivery of the water to a future year. We anticipate adding additional water to the water bank in the future, as water is available. In 2010 we began participating in the newly formed AVEK water-banking program and we have approximately 13,033 acre-feet of water to our credit in this program.
In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035. On November 6, 2013, the Company completed the acquisition of a water purchase agreement that will allow and require the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The aggregate purchase price was approximately $18,700,000 and was paid one-half in cash and one-half in shares of Company Common Stock. The number of shares of Common Stock delivered was determined based on the volume weighted average price of Common Stock for the ten trading days that ended two days prior to closing, which calculated to be 251,876 shares of Common Stock.
This Nickel water purchase is similar to other transactions the Company has completed over the last several years as the Company has been building its water assets for internal needs as well as for investment purposes due to the tight water environment within California.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2014 was $656 per acre-foot. Purchase costs in 2015 and beyond are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2015 purchase cost of $675 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2014, SWP allocations were approximately 5% of contract levels, and WRMWSD was able to supply us with water from various sources that when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from others, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 20% preliminary SWP water allocation has been made by the DWR for 2015.
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

Historic SWP restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of TCWD's 5,749 acre feet of entitlement are labeled for municipal use, there is no practical restriction on TCWD's ability to deliver the remaining water to residential or commercial/industrial developments.
Other Activities
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $39,750,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $80,250,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East. During January 2015, we received $4,971,000 in reimbursement from the East CFD bonds.
In 2014, 2013, and 2012, we paid approximately $933,000, $886,000, and $606,000, respectively, in special taxes related to the CFDs. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2015 of approximately $933,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2014.
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
On September 24, 2012, Robinson (through another new counsel) filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As an excuse Robinson’s new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. The motion to reinstate the appeal was accompanied by a proposed opening brief. In response, the Company and the County filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice, or the DOJ, did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. Thereafter, the DOJ requested and obtained further extensions of time to file its answering brief, first to August 27, 2013, and finally to September 17, 2013. The Company filed its answering brief and supplemental excerpts of record on August 27, 2013. The County and the DOJ both filed their answering briefs on September 17, 2013. Both the Company and the County (but not the DOJ) included in their answering briefs the argument that the Court of Appeal lacks jurisdiction to hear the appeal because the plaintiff did not show the required extraordinary good cause for his failure to file his opening briefs. The plaintiff filed a short reply brief on November 4, 2013. The matter is now fully briefed. The Ninth Circuit initially scheduled an oral argument to occur on Wednesday, May 14, 2014, but counsel for Robinson filed a motion to continue the argument due to a scheduling conflict. A new oral argument was set for November 20, 2014 and was conducted as scheduled. Questions from the panel members seemed to indicate skepticism about Robinson's claims. No written opinion has been received yet, but it is anticipated that one will be received during the first half of 2015. In the meantime, the Company continues to believe that a negative outcome of this case is remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
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

(1)
Groundwater plume of chlorinated hydrocarbon compounds. This order directs the Company’s former tenant Lafarge Corporation, or Lafarge, the current tenant National, and the Company to, among other things, clean up groundwater contamination on the leased property. In 2003, Lafarge and National installed a groundwater pump-

and-treat system to clean up the groundwater. The Company is advised that Lafarge and National continue to operate the cleanup system and will continue to do so over the near-term.

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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February, 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. On March 4, 2015, an overwhelming majority of parties reached a settlement consisting of a proposed judgment and physical solution which is being submitted to the court for approval. The court is reserving a date in August 2015 to hear any objections before approving the settlement. Because the settlement is contingent on court approval and given the complex nature of the adjudication, at this time it is difficult to ascertain what the outcome of the court proceedings will be or whether an alternative settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity (collectively Central Delta), filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. Another lawsuit was filed in Sacramento by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts (Rosedale), which is before the same court, asserting that the remedial EIR did not adequately evaluate potential impacts arising from future operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. In an initial favorable ruling on January 25, 2013, the Court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and were barred by the statutes of limitation and doctrine of the laches. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a lengthy decision, rejecting all of Central Delta’s California Environmental Quality Act claims, except the Rosedale claims joined by Central Delta, essentially joined claiming that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality. On November 24, 2014 the Court issued a writ of mandate that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and the Rosedale plaintiffs. We are uncertain as to whether in the future the writ of mandate or the revised EIR could result in some curtailment in KWBA operations. To the extent there may be an adverse outcome on the claims, the monetary value cannot be estimated at this time. On November 24, 2014 the Court entered a judgment in the Central Delta case (1) dismissing the challenges to the validity of the Monterey Amendments and the transfer of the KWB in their entirety and (2) granting in part, and denying, in part, the CEQA petition for writ mandate. Central Delta has appealed the judgment and the Kern Water Bank Authority and certain other parties have filed a cross-appeal with regard to the CEQA cause of action. On December 3, 2014 the Court entered judgment in the Rosedale case (i) in favor of the Rosedale parties in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, for each calendar quarter during the last two years:

	2014		2013
Quarter	High	Low	High	Low
First	$36.98	$32.14	$30.81	$28.44
Second	$35.23	$29.54	$31.00	$26.66
Third	$33.08	$27.95	$34.23	$28.58
Fourth	$31.44	$27.86	$38.79	$29.49
As of February 26, 2015, there were 321 registered owners of record of our Common Stock.
No cash dividends were paid in 2014 or 2013 and at this time there is no intention of paying cash dividends in the future. During 2013, the Company did provide a dividend consisting of warrants to our shareholders. Please see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Capital Structure and Financial Condition" for information concerning the warrant dividend program.
On October 13, 2014, the Tejon Ranchcorp, a subsidiary of the Company, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note. This new credit facility contains customary negative covenants that limit the ability of the Company to, among other things, pay dividends or repurchase stock to the extent that immediately following any such dividend or repurchase of stock, total liabilities divided by tangible net worth ( Stockholders Equity) is not greater than 0.45 to 1.00.
For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.
The annual stockholder performance graph will be provided separately in our annual report to stockholders.

ITEM 6.     SELECTED FINANCIAL DATA

	2014	2013	2012	2011		2010
Total revenues from operations, including interest and other income	$52,291	$46,345	$48,444	$64,456	(1)	$36,553
Income from operations before equity in earnings of unconsolidated joint ventures	$3,165	$2,183	$4,471	$22,232		$6,270
Equity in earnings of unconsolidated joint ventures	$5,294	$4,006	$2,535	$916		$541
Net income	$5,762	$4,103	$4,283	$15,781		$3,959
Net income (loss) attributable to noncontrolling interests	$107	$(62)	$(158)	$(113)		$(216)
Net income attributable to common stockholders	$5,655	$4,165	$4,441	$15,894		$4,175

Total assets	$432,115	$342,879	$327,856	$321,976		$288,091
Long-term debt, less current portion	$74,215	$4,459	$212	$253		$290
Equity	$324,333	$320,187	$308,259	$300,439		$276,652
Net income attributable to common stockholders per share, diluted	$0.27	$0.20	$0.22	$0.80		$0.22
(1) Includes revenue of $15,750,000 from the sale of conservation easements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2014, we continued to expand our water operations to not only manage water infrastructure and water assets but to also sell water on an annual basis to third parties, as we did during the first quarter of 2014. We determined during the third quarter of 2014 that water assets and water management fit most appropriately with our other resource assets and activities and will now be included in the mineral resources segment. As a result of this, the Company has reclassified prior year amortization associated with the purchase of water contracts from corporate expenses into mineral resources expenses on the consolidated statements of operations to conform to the current year presentation. The prior year amortization reclassification was $815,000 and $708,000, respectively for 2013 and 2012.
For 2014 we had net income attributable to common stockholders of $5,655,000 compared to net income attributable to common stockholders of $4,165,000 for 2013. This improvement is driven by an increase in revenue, primarily from mineral resources revenue, as a result of 2014 water sales and improved equity in earnings of unconsolidated joint ventures of $1,288,000. These increases in revenue were partially offset by an increase in operating expenses of $4,964,000 largely driven by $4,523,000 in water cost of sales. During 2014, farming revenue declined due to lower quantities of orchard crops being sold. Revenues improved slightly in the commercial/industrial segment due primarily to the sale of a convenience store/gas station site and higher development fees. Equity in earnings of unconsolidated joint ventures improved primarily due to the earnings growth within the TA/Petro and Rockefeller joint ventures.
For 2013 we had net income attributable to common stockholders of $4,165,000 compared to net income attributable to common stockholders of $4,441,000 for 2012. This decline was driven by a reduction in revenue, primarily from mineral resources revenue, which was partially offset by improved equity in earnings of unconsolidated joint ventures of $1,471,000 and a reduction in income taxes. During 2013, farming had another excellent revenue year and revenues improved in the commercial/industrial segment due to higher hunting permit revenues. Equity in earnings of unconsolidated joint ventures improved primarily due to the earnings growth within the TA/Petro joint venture.
During 2015, we will continue to invest funds toward the achievement of entitlements for our land and for master project infrastructure and vertical development within our active commercial and industrial developments. Securing entitlements for our land is a long, arduous process that can take several years and often involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 16, Business Segment of the Notes to Consolidated Financial Statements.
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
Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. See also Note 1, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements, which discusses accounting policies that we have selected from acceptable alternatives.
We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition – The Company’s revenue is primarily derived from lease revenue from our rental portfolio, royalty revenue from mineral leases, sales of farm crops, sales of water, and land sales. Revenue from leases with rent concessions or fixed escalations is recognized on a straight-line basis over the initial term of the related lease unless there is a considerable risk as to collectibility. The financial terms of leases are contractually defined. Lease revenue is not accrued when a tenant vacates the premises and ceases to make rent payments or files for bankruptcy. Royalty revenues are contractually defined as to the percentage of royalty and are tied to production and market prices. Our royalty arrangements generally require payment on a monthly basis with the payment based on the previous month’s activity. We accrue monthly royalty revenues based upon estimates and adjust to actual as we receive payments.
From time to time the Company sells easements over its land. The easements are either in the form of rights of access granted for such things as utility corridors or are in the form of conservation easements that generally require the Company to divest its rights to commercially develop a portion of its land, but do not result in a change in ownership of the land or restrict the Company from continuing other revenue generating activities on the land. Sales of conservation easements are accounted for in accordance with Staff Accounting Bulletin Topic 13 - Revenue Recognition, or SAB Topic 13.
Since conservation easements generally do not impose any significant continuing performance obligations on the Company, revenue from conservation easement sales have been recognized when the four criteria outlined in SAB Topic 13 have been met, which generally occurs in the period the sale has closed and consideration has been received.
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
Defined Benefit Retirement Plans – The plan obligations and related assets of our defined benefit retirement plan are presented in Note 15 Retirement Plans of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using level one and level two indicators, which are quoted prices in active markets and quoted prices for similar types of assets in active markets for the investments. Pension benefit obligations and the related effects on operations are calculated using actuarial models. The estimation of our pension obligations, costs and liabilities requires that we make use of estimates of present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.
The assumptions used in developing the required estimates include the following key factors:

•	Discount rates;

•	Salary growth;

•	Retirement rates;

•	Expected contributions;

•	Inflation;

•	Expected return on plan assets; and

•	Mortality rates
The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2014, the weighted-average actuarial assumption of the Company’s defined benefit plan consisted of a discount rate of 4.3%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3.5%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our projected benefit obligation would change approximately $800,000.
Stock-Based Compensation - We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans include both restricted stock units and restricted stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2014 financial statements do not reflect any compensation expenses for stock options. All stock options issued in the past have been exercised or forfeited.
We make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by approximately $200,000 depending on whether the change in estimate increased or decreased shares vesting.
See Note 11, Stock Compensation - Restricted Stock and Performance Share Grants, of the Notes to Consolidated Financial Statement for total 2014 stock compensation expense related to stock grants.
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
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, see Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements.
Results of Operations by Segment
We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:
Real Estate – Commercial/Industrial
During 2014, our commercial/industrial segment losses were relatively flat when compared to 2013. Commercial/industrial segment revenues increased $231,000, or 2% during 2014 compared to 2013 primarily due to a land sale to our TA/Petro unconsolidated joint venture partner of which $458,000 was recognized during 2014 with the remaining $687,000 deferred until the time we exit the joint venture or the joint venture is terminated. The increase in commercial/industrial segment revenues was also attributed to an increase of $587,000 in development fees mainly related to the construction of the Outlets at Tejon. This increase was partially offset by a $788,000 reduction in Calpine power plant percentage rent resulting from lower 2014 prices and to a one-time credit of $467,000 that is the result of an amendment to the lease executed in the second quarter of 2014 and retroactive to January 2013. The amendment is related to percentage rent paid by Calpine on the collection of greenhouse gas assessment taxes that are now included in the energy revenue component of the percentage rent. The percentage rent calculation has been modified to exclude these taxes that are collected by Calpine and passed on to the State of California. The retroactive amendment resulted in a credit of $467,000 that will be applied over time to future earned percentage rent. At December 31, 2014, the outstanding amount of the credit was $68,000. Our expectations are that percentage rent from this lease will continue to range between $400,000 and $600,000 as it has traditionally done. The decrease in commercial/industrial segment revenues was also attributed to a decrease of $151,000 in cattle grazing range leases and other ancillary commercial revenues.
Commercial/industrial real estate segment expenses were $13,204,000 during 2014, an increase of $302,000 or 2% compared to the same period in 2013, primarily due to a $587,000 increase in general and administrative allocations in line with higher corporate expenses, a $147,000 decrease in costs capitalized to construction in progress as a result of increased activity within our joint ventures, such as the Tejon/Rock Outlet Center LLC, and $161,000 higher employee compensation including stock compensation expense and bonus incentives associated with growth in this segment. These increases were partially offset by a $447,000 decrease in assessments from Tejon-Castac Water District, a $93,000 decrease in depreciation, a decline in professional service fees, and a $129,000 decrease in marketing expense, as our marketing efforts have been directed to the Outlets at Tejon, where costs are shared with our joint venture partner.
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
We will continue to focus our efforts for TRCC-East and TRCC-West on the labor and logistical benefits of our site and success that current tenants and owners within our development have experienced to capture more of the warehouse distribution market. Our strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success in serving all of California and the western United States through utilization of large centralized distribution centers which have been strategically located to maximize outbound efficiencies. We believe that our ability to provide fully entitled shovel-ready land parcels to support buildings of 1.0 million square feet or larger can provide us with a potential marketing advantage in the future. We are also increasing our marketing efforts to industrial users in the Santa Clarita Valley of northern Los Angeles County and the northern part of the San Fernando Valley due to the limited availability of new product and the high real estate costs in these locations. Tenants in these geographic areas are typically users of smaller square footage products.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During 2015, vacancy rates in the Inland Empire were comparable to 2014, primarily due to an increase in the development of buildings for lease. Without this increase in new development the vacancy rate would have declined. The low vacancy rates have also led to an improvement in lease rates within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
We expect the commercial/industrial segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. These costs are expected to remain consistent with current levels of expense with any variability in the future tied to specific absorption transactions in any given year.
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
Real Estate – Resort/Residential
The resort/residential segment reported revenues decreased $155,000, or 46%, to $183,000 during 2014 compared to $338,000 during 2013 primarily due to a $132,000 decrease in management fees from the TMV project, as a result of our purchase of full ownership of the TMV joint venture. Resort/residential segment expenses increased $377,000 primarily due to a $460,000 increase in compensation expense. The increase in compensation expense is primarily due to the reversal of previously recorded stock compensation expense in 2013 related to the forfeiture unvested awards of an executive who left the Company and a change in estimate in 2012 of a performance condition tied to the TMV and Centennial projects.
The resort/residential segment reported revenues increased to $338,000 during 2013 from no revenues during 2012 primarily due to a $312,000 increase in management fees from the TMV project. Resort/residential segment expenses decreased $1,466,000 primarily due to a $1,425,000 decrease in compensation expense. The decrease in compensation expense is primarily due to the reversal of previously recorded stock compensation expense related to the forfeiture unvested awards of an executive who left the Company and a change in estimate in 2012 of a performance condition tied to the TMV and Centennial projects. These changes in activity between 2013 and 2012 resulted in a segment loss of $1,893,000 for 2013, an improvement of $1,804,000 from the segment loss reported in 2012.
Our resort/residential segment activities include land planning and entitlement activities related to our potential residential developments, which include the Centennial master-planned community, the Grapevine Development Area and TMV. Centennial is being developed through a joint venture in which we have 74.05% of the ownership and is consolidated in our financial statements.
We expect near-term activities within this segment to be focused on preparation and submission of a specific plan for phase one development for the Centennial project, pre-development activity at TMV to include Board of Directors approval of a development business plan, and the entitlement process within the Grapevine Development Area. The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue forward with entitlement and permitting activities for the above communities and continue to meet our obligations under the Conservation Agreement. We expect these expenses to remain consistent with current years cost in the near term and only begin to increase as we move forward with development. The actual timing and completion of entitlement-related activities and the beginning of development is difficult to predict due to the uncertainties of the approval process, the possibility of litigation upon approval of our entitlements in the future, and the status of the economy. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.
Since we are in the process of achieving entitlements for the Centennial and the Grapevine communities, we do not have a fully approved project and therefore we do not have inventory for sale in the current market for these communities. For TMV, we have a fully permitted and entitled project and, we are in the process of finalizing market research, land plans and engineering studies in preparation for development in the future as the economy improves and the second home market improves.
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
Mineral Resources
Revenues from our mineral resources segment increased $6,013,000, or 59%, to $16,255,000 during 2014 compared to 2013. As noted earlier, management determined that our water resources will be managed within the mineral resources segment. Prior year water resource activity has been reclassified to this segment for comparability purposes. See Note 1 (Summary of Significant Account Policies Reclassifications) of the Notes to Consolidated Financial Statements for further detail regarding these reclassifications.
The $6,013,000 increase is primarily due to the sale of 6,250 acre-feet of water totaling $7,702,000. During the first quarter of 2014, we determined we had excess water supply for our 2014 needs, and in the first half of 2014 we sold 6,250 acre-feet of the 6,693 acre-feet of 2014 water we purchased. Additionally, cement and rock and aggregate royalties increased $476,000 due to expanded production driven by improved construction activity in the region led by new road construction. These increases were partially offset by a $1,606,000 decrease in oil royalty revenues resulting from a 7% drop in production due to lower production from older wells, the timing of new wells coming on-line during the year and the timing of completion of the expansion of lessees' production facilities. The average price per barrel of oil decreased approximately 10% when compared to the same period of 2013 to approximately $90 per barrel, however by the end of the fourth quarter of 2014 prices had fallen to approximately $50 per barrel of oil. This will negatively impact our revenues in future months. Leasehold and related fee payments also decreased $586,000 due to a tenant entering the drilling phase of their lease. Please refer to Item 1- Business - Mineral Resources for a discussion of oil and gas activities and the status of the Sojitz lease.

Mineral resources expenses increased $5,141,000 primarily due to the sale of 6,250 acre feet of water with a respective cost of sales of $4,523,000 and an increase of $535,000 in water cost amortization associated with the Nickel water purchase in late 2013.
Revenues from our mineral resources segment decreased $3,770,000, or 27%, to $10,242,000 during 2013 compared to 2012, primarily due to a $3,401,000 decrease in oil royalty revenues. The decline in oil royalty revenues is because of a decrease in production of 31% resulting from temporary closures of existing wells for maintenance, expansion of lessees' production facilities, and regulatory permitting management, which reduced the number of new wells being drilled. In addition, the price per barrel of oil decreased by 3% when compared to the 2012. Leasehold payments also declined during the year. These unfavorable oil royalty and lease payments were partially offset by $105,000 of improvements in rock and aggregate royalties and in production at the National Cement lease. These improvements were driven by improved construction activity in our region.
Oil and gas production numbers and average pricing for the last three-years is as follows:

	For the Year
	2014	2013	2012
Oil production (barrels)	499,000	539,000	786,000
Average price per barrel	$90.00	$100.00	$103.00
Natural gas production (millions of cubic feet)	122,000	423,000	547,000
Average price per thousand cubic feet	$2.40	$2.32	$2.00
Please refer to Item 1, "Business - Mineral Resources" for additional information regarding oil barrels per day production.
As oil prices declined during the fourth quarter of 2014, and continued to decline during the first two months of 2015, we saw a pullback in the start of new drilling activity from our largest tenant, California Resources Corporation, or CRC. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled. We will continue to see a decline in year-over-year royalty revenue in 2015 due to the over 50% decline in prices for oil from our leases.
There continues to be interest from tenants to enhance their oil production activities over time on our land. As the market allows, we anticipate new activity on our land. The timing of this activity and the respective speed of occurrence we cannot predict at this time.
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
Farming
During 2014, farming revenues decreased $175,000 compared to 2013. The decline in farming revenue was primarily driven by lower almond revenues. With the 2014 crop harvest complete, production figures reflected a decrease in production within our orchard crops resulting from various weather conditions such as a mild winter that reduced the tree and vine dormant time and early hot summer weather. As a result, almond revenue decreased $821,000 compared to the same period in 2013, which was driven by a 27% decrease in almond pounds sold. This decrease in almond pounds sold was partially offset by a 27% increase in average price for the sale of our prior year almond crop inventory as well as sales for our current 2014 crop. Pistachio revenues were fairly flat for the year due primarily to pricing, which increased approximately 19% offsetting a 16% decrease in pounds sold. Wine grape revenues decreased $116,000 as a result of an average price per ton decrease of 14% during 2014. This decrease in average price per ton for wine grapes was partially offset by an increase of 9% in tons sold. Pricing for our orchard crops improved throughout 2014 due to strong worldwide demand for product and lower inventory levels. The decreases in wine grape and almond revenue were partially offset by an increase of $433,000 in hay sales due to improved pricing. During the fourth quarter of 2014, the Company determined hay crop sales previously recorded in the resort/residential revenues segment related to farming activities within Centennial, fit most appropriately with our farming revenues segment. As a result, the Company has reclassified prior period hay crop sales into farming revenue on the consolidated statements of operations to conform to the current year presentation. The amounts reclassified for the twelve months ended December 31, 2014, December 31, 2013, and December 31, 2012 were $1,361,000, $928,000, and $583,000, respectively.
Farming expenses increased $324,000, or 2% during 2014 compared to 2013, primarily due to a $1,032,000 increase in fixed water costs when compared to the prior year, resulting from adjustments received in the third quarter of 2013 from WRMWSD for prior year reconciliations for which we received a cash refund of approximately $1,100,000 during the fourth quarter of 2013. Farming expenses also increased by $270,000 during 2014 when compared to 2013 as a result of general increases in operating expenses related to power costs and repair costs. This increase was partially offset by decreases in cost of sales of $426,000, $126,000 and $313,000 for almonds, wine grapes and pistachios, respectively.
During 2013, farming revenues increased $474,000 compared to 2012. Farming revenue activities consisted of higher almond revenues, an increase in other farming revenue, lower pistachio revenues, and lower grape revenues. This improvement in almond revenue compared to the same period in 2012 is driven by a 45% increase in average price for the sale of our prior year almond crop inventory as well as sales for our current 2013 crop. This increase in pricing was slightly offset by a 17% decrease in almond pounds sold. Hay crop sales also experienced an increase of $345,000 when compared to 2012 due to rising prices. During the summer, high winds damaged all of our crops at varying degrees resulting in lower production levels for all crops. Pistachio revenues decreased $1,107,000 resulting from a 26% decrease in pounds sold, as a result of this being a down production cycle year coupled with the wind damage. Average price per pound of pistachios increased 9%. Wine grape revenues decreased $1,042,000 resulting from a 22% decrease in tons sold, as a result of a 25% reduction of the French Columbard variety due removal of old vines, coupled with the wind damage. The price per ton of wine grapes increased 3% during 2013.
Farming expenses increased $1,539,000, or 11% during 2013 compared to 2012, primarily due to increases in cost of sales of $847,000, $349,000 and $129,000 for almonds, wine grapes and pistachios, respectively. The increases were due to cost of sales of 2012 almond carry-over inventory sold in 2013, higher variable water costs due to drought conditions and cost to repair damage caused by the high winds.
The following table reflects crop revenues in thousands for the last three years by variety of product and crop year. Quantity of almonds and pistachios are stated in thousands of pounds and quantity of wine grapes is stated in thousands of tons. Average prices are stated on a per pound basis for almonds, and pistachios, and average prices are stated on a per ton basis for wine grapes.

	2014			2013			2012
($ in thousands)	Revenue	Quantity Sold	Average Price	Revenue	Quantity Sold	Average Price	Revenue	Quantity Sold	Average Price
ALMONDS (lbs.)
Current year crop	$6,013	1,835		$4,949	1,990		$4,831	2,419
Prior year crops	2,523	754		4,528	1,562		3,015	1,840
Price adjustment	1,458			1,326			992
Signing bonus	42			54			60
Subtotal Almonds	$10,036	2,589	$3.88	$10,857	3,552	$3.06	$8,898	4,259	$2.09
PISTACHIOS (lbs.)
Current year crop	$3,809	1,531		$4,291	1,767		5,632	2,532
Prior year crops	1,102	252		1,244	345		1,259	305
Price adjustment	2,674			2,002			1,753
Subtotal Pistachios	$7,585	1,783	$4.25	$7,537	2,112	$3.57	$8,644	2,837	$3.05
WINE GRAPES (tons)
Current year crop	$3,978	14.2	$279.40	$4,094	13.0	$325.13	$5,136	16.0	$316.00
Price adjustment	—			—			—
Subtotal Wine Grapes	$3,978	14.2	$279.40	$4,094	13.0	$325.13	$5,136	16.0	$316.00
HAY
Current year crop	$1,361			$928			$583
Subtotal Hay	$1,361			$928			$583
Total crop proceeds	$22,960			$23,416			$23,261
Other farming revenues	475			194			(125)
Total farming revenues	$23,435			$23,610			$23,136

Thus far in 2015, the price for our crops has remained consistent with 2014 pricing due to the level of industry inventories and stable demand in U.S. and world markets. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. Our long-term projection is that crop production, especially of almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. While demand for product continues to be strong and growing, the increase in the relative strength of the U.S. dollar along with slow global economic growth, primarily in Europe, could have a negative impact on the markets. As we move into the 2015 crop year we have had a relatively mild winter thus far, which could possibly impact our almond and pistachio production due to a low level of dormant hours. Dormant hours allow the trees to rest, which enhances the growth of the tree and production. It is too early to project 2015 crop yields and what impact that may have on prices later in 2015.
Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2015. Please see our discussion on water in Item 2, "Properties - Water Operations."
The DWR announced its early 2015 estimated water supply delivery at 20% of full entitlement. We expect 2015 to be a difficult water year due to the continuing drought in California. The current 20% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of low water supplies and the drought on 2015 California crop production for almonds, pistachios, and wine grapes, but it could be detrimental. See Note 6, Long Term Water Assets, of the Notes to our Consolidated Financial Statements for additional information regarding our water assets.
For further discussion of the farming operations, refer to Item I “Business—Farming Operations.”
Investment Income
Investment income declined $245,000, or 26%, during 2014 when compared to 2013. Investment income also declined $301,000, or 24% during 2013 when compared to 2012. The decline in both periods is primarily attributable to lower average investment balances and a decline in overall yield on the portfolio as higher yielding securities matured through the year. The above interest income relates to our marketable securities portfolio as further disclosed in Note 3, Marketable Securities of the Notes to Consolidated Financial Statements.
Corporate Expenses
Corporate general and administrative costs decreased $1,180,000, or 10%, during 2014 compared 2013. The decrease in costs is driven by $528,000 in lower professional service fees due to costs in 2013 related to the hiring of a new CEO, the warrant dividend program, IT professional services and a $1,014,000 increase in cost allocations to our business operating segments. We also saw a decrease in donations of $198,000 during 2014. These improvements were partially offset by an increase in staffing costs of $1,293,000 when compared to 2013 staffing costs. This increase is tied to the reversal of stock compensation expense in 2013 tied to performance grants that would not vest upon the prior Chief Executive Officer’s retirement in December 2013.
Corporate general and administrative costs decreased $738,000, or 6%, during 2013 compared to the same period in 2012, primarily due to a $1,544,000 decrease in total compensation, mainly stock compensation, due to the reversal of expense associated with grants that did not vest upon the Chief Executive Officer's retirement in December 2013, coupled with a change in estimate in the second quarter of 2012 of a performance condition tied to the TMV project. In addition, there was a $913,000 increase in cost allocations to our business operating segments. These decreases were partially offset by a $1,139,000 increase in professional services primarily related to general business consulting, costs related to hiring a new CEO, the warrant dividend program, and consulting services in preparation for increased business activity from the outlet center. Other expenses that increased are stock compensation to the board of directors, higher licensing fees for IT software and an increase in charitable donations.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures is an important and growing component of our commercial/industrial activities and in the future, equity in earnings of unconsolidated joint ventures will become a significant part of our operational activity within the resort/residential segment. As we expand our current ventures and add new joint ventures, these investments will become a growing revenue source for the Company.

Internally, we manage and evaluate our commercial/industrial and resort/residential segments by including the appropriate equity in earnings from joint ventures to each segment. We do this because it provides us with an overall view of the operations and profitability of our real estate activities. As an example, with equity in earnings of joint ventures included in our commercial/industrial segment our commercial/industrial activities produced operating profits of $3,504,000 in 2014 compared to $2,311,000 in 2013. Refer to Note 16 Business Segments, and Note 17 Investment in Unconsolidated and Consolidated Joint Ventures, of the Notes to Consolidated Financial Statements for additional detail regarding our current joint ventures.
During 2014, equity in earnings of unconsolidated joint ventures grew to $5,294,000, or an increase of $1,288,000, compared to 2013 primarily due to $1,012,000 of higher income from our TA/Petro joint venture mainly due to increasing gasoline sales, higher net margins from diesel and gasoline sales and lower interest expense as a result of reduced interest rates. Equity in earnings of unconsolidated joint ventures also improved due to an increase in the minimum rent and tenant reimbursements along with a decline in interest expense due to lower interest rates within the Five West Parcel joint venture.
Income Taxes
For the twelve months ended December 31, 2014, the Company incurred a net income tax expense of $2,697,000 compared to a net income tax expense of $2,086,000 for the twelve months ended December 31, 2013. These represent effective income tax rates of approximately 32% and 31% for the twelve months ended December 31, 2014 and, 2013, respectively. The effective tax rate is impacted by the noncontrolling interest held in the Centennial joint venture and the impact of depletion allowances. During 2014, permanent tax differences declined due to lower depletion allowances. Depletion allowances declined due to a reduction in oil and gas revenues. As of December 31, 2014 we had an income tax payable of $1,703,000 and on December 31, 2013, we had no tax payable.
As of December 31, 2014, we had net deferred tax assets of $4,576,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock grant expense. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made total income tax payments of $1,100,000 in 2014 and $15,000 during 2013. The Company received federal refunds of $3,484,000 in 2014 and zero in 2013.
Liquidity and Capital Resources
Cash Flow and Liquidity. Our financial position allows us to pursue our strategies of land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, cash and investments, and short-term borrowings from our bank credit facilities. In the past, we have also issued common stock and used the proceeds for capital investment activities. In 2014, our use of debt to raise capital increased significantly.
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
Our cash, cash equivalents and marketable securities totaled approximately $47,778,000 at December 31, 2014, a decrease of $16,689,000, or 26%, from the corresponding amount at the end of 2013. Cash, cash equivalents and marketable securities decreased during 2014 due to property and equipment expenditures that included infrastructure development and land entitlement costs, investment in joint ventures, and the purchase of our former joint venture partner's membership interest in TMV. These investments were partially offset by an increase in long-term and short-term debt.
The following table summarizes the cash flow activities for the last three years:

	Year Ended December 31
(in thousands)	2014	2013	2012
Operating activities	$13,218	$9,536	$14,092
Investing activities	$(92,592)	$(7,611)	$(23,273)
Financing activities	$75,981	$(113)	$(1,972)

During 2014, our operations provided $13,218,000 of cash primarily attributable to operating results mainly from farming revenues, mineral resources revenues, investment income, a decline in other current assets related to income tax receivables and add back of non-cash expenses.
During 2013, our operations provided $9,536,000 of cash primarily attributable to operating results mainly from farming revenues, mineral resources revenues, investment income, and add back of non-cash expenses. Supplementing operations was a reduction in receivables and inventory, both of which are tied to farming activities.
During 2014, investing activities used $92,592,000 of cash primarily as a result of the purchase of DMB TMV LLC's interest in TMV for $70,000,000, $24,775,000 in capital expenditures and $9,656,000 of investment in our unconsolidated joint ventures. The investment in unconsolidated joint ventures consisted of an $8,500,000 contribution to the TRCC/Rock Outlet Center LLC joint venture and $1,112,000 to TMV prior to the membership interest buyout. These expenditures were partially offset by net proceeds of $12,319,000 from marketable securities. Included in the $24,775,000 of capital expenditures during 2014 was $1,128,000 related to TMV, $2,437,000 related to Centennial Founders LLC, and $6,352.000 related to Grapevine. The remaining capital expenditures consisted of $14,625,000 of investments in TRCC infrastructure related to roads, utilities, and water infrastructure to support new development and capital investment in farming equipment replacements and crop development.
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
Our estimated capital investment for 2015 is primarily related to our real estate projects as it was in 2014. These estimated investments include approximately $9,800,000 of infrastructure development at TRCC-East and West to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We are also investing approximately $1,800,000 to complete development of a new grape vineyard and begin development of a new almond orchard. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to $17,000,000 for land planning, entitlement activities, and development activities at TMV, Centennial, and Grapevine during 2015. The timing of these investments is dependent on our coordination efforts with Kern County and Los Angeles County regarding entitlement efforts for Grapevine and Centennial. Our plans also call for the potential investment of up to $4,800,000 in water infrastructure to include the drilling of water wells and as opportunities arise to help secure additional water assets for real estate, farming, and as an investment. We are also planning to potentially invest up to $2,500,000 in the normal replacement of operating equipment, such as farm and ranch equipment, and updates to our information technology systems.
During 2014, financing activities provided $75,981,000 in cash. This growth in financing activities is largely tied to the increase in long-term debt of $70,000,000, a ten-year term loan, which is funding the purchase of DMB TMV LLC’s membership interest in TMV. We also saw a net increase in the use of our line-of-credit to fund infrastructure development as we were waiting on the timing of reimbursement from the East CFD. During January 2015, we received a reimbursement for public infrastructure from the East CFD of $4,971,000.
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
Capital Structure and Financial Condition. At December 31, 2014, total capitalization at book value was $398,792,000 consisting of $74,459,000 of debt and $324,333,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 18.7%, which is a significant increase when compared to the debt-to-total-capitalization ratio of 1.45% at December 31, 2013.

The increase in the use of debt in 2014 is primarily tied to the purchase of our former partner's membership interest in TMV LLC and is not indicative of a trend to materially increase the use of long-term debt.
On October 13, 2014, the Company as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the New Credit Facility. The New Credit Facility amends and restates our existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The New Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV as disclosed in the Current Report on Form 8-K filed on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At December 31, 2014, the RLC had an outstanding balance of $6,850,000 and no outstanding balance at December 31, 2013.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. We utilize an interest rate swap agreement to hedge our exposure to variable interest rates associated with our term loan. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. TRC may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The New Credit Facility is secured by TRC’s farmland and farm assets, which include equipment, crops and crop receivables and the Calpine power plant lease and lease site, and related accounts and other rights to payment and inventory.
The New Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At December 31, 2014, we were in compliance with the financial covenants.
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
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During October 2012, we filed a shelf registration statement on Form S-3 that went effective in May 2013. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding need.

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
As noted above, at December 31, 2014, we had $47,778,000 in cash and securities and as of the filing date of this Form 10-K, we have $23,150,000 available on credit lines to meet any short-term liquidity needs.
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
Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2014, to be paid over the next five years:

	Payments Due by Period
($ in thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
Contractual Obligations:
Estimated water payments	$286,248	$7,765	$15,942	$16,517	$246,024
Long-term debt	74,459	244	4,475	7,844	61,896
Interest on long-term debt	24,531	3,062	5,975	5,387	10,107
Revolving line of credit borrowings	6,850	6,850	—	—	—
Cash contract commitments	7,711	5,502	1,138	—	1,071
Defined Benefit Plan	3,477	175	485	696	2,121
SERP	4,320	438	882	884	2,116
Tejon Ranch Conservancy	5,600	800	1,600	1,600	1,600
Financing fees	163	163	—	—	—
Total contractual obligations	$413,359	$24,999	$30,497	$32,928	$324,935
The categories above include purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP. A “purchase obligation” is defined in Item 303(a)(5)(ii)(D) of Regulation S-K as “an agreement to purchase goods or services that is enforceable and legally binding the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” Based on this definition, the table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
Our financial obligations to the Tejon Ranch Conservancy are prescribed in the Conservation Agreement. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021.
As discussed in Note 15 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2014, we made $650,000 in pension contributions and estimate that we will contribute approximately $600,000 to the pension plan over the next twelve months.
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
Estimated water payments include SWP contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK for our use in the Antelope Valley. Beginning in 2014, payments related to these contracts are now paid to AVEK. In addition, in late 2013 we purchased the assignment of a contract to purchase water. The assigned water contract is with Nickel Family, LLC and obligates us to purchase 6,693 acre-feet of water starting in 2014 and running through 2044. Please refer to Note 6 (Long Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding water assets.
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two year's worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2014.
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard and Poor’s. See Note 3 Marketable Securities of the Notes to Consolidated Financial Statements.
Our current RLC has an outstanding balance of $6,850,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans one for $70,000,000 that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan is for $4,459,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the new loan. In 2012, TA/Petro, an unconsolidated joint venture of the Company, had an interest rate swap agreement that matured in August of 2012. Changes in the value of the current interest rate swap are reflected in other comprehensive income.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2014
(In thousands except percentage data)

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at 12/31/2014
Assets:
Marketable securities	$17,198	$10,334	$9,688	$4,892	$—	$—	$42,112	$42,140
Weighted average interest rate	1.50%	1.29%	1.28%	1.52%	—%	—%	1.40%
Liabilities:
Revolving line of credit	$6,850	$—	$—	$—	$—	$—	$6,850	$6,850
Weighted average interest rate (Revolving line of credit)	1.67%	—%	—%	—%	—%	—%	—%
Long-term debt ($4.75M note)	$244	$255	$266	$277	$289	$3,128	$4,459	$4,459
Weighted average interest rate ($4.75M note)	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$—	$561	$3,393	$3,563	$3,715	$58,768	$70,000	$70,000
Weighted average interest rate ($70.0M note)	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2013
(In thousands except percentage data)

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value 12/31/2013
Assets:
Marketable securities	$17,246	$20,237	$10,534	$7,183	$—	$—	$55,200
Weighted average interest rate	1.47%	1.51%	1.29%	1.32%	—	—	1.43%
Liabilities:
Long-term debt	$234	$244	$255	$266	$277	$3,417	$4,693	$4,693
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Our risk with regard to fluctuations in interest rates has decreased slightly related to marketable securities since these balances have decreased compared to the prior year.
Commodity Price Exposure
As of December 31, 2014, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2013 and 2014 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $8,506,000 of accounts receivable outstanding at December 31, 2014, $5,193,000 or 61%, is at risk to changing prices. Of the amount at risk to changing prices, $2,558,000 is attributable to pistachios, and $2,635,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2013 was $5,495,000, or 77% of the total accounts receivable of $7,108,000.
The price estimated for recording accounts receivable for pistachios recorded at December 31, 2014 was $2.76 per pound, as compared to $2.51 per pound at December 31, 2013. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $6,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.37 to $4.07. With respect to almonds, the price estimated for recording the receivable was $3.89 per pound, as compared to $2.49 per pound at December 31, 2013. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $7,000. The range of final prices over the last three years for almonds has ranged from $2.75 to $4.25 per pound.
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
See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting on pages 49 and 50, respectively of this Form 10-K.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of the Registrant.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2015 Annual Meeting of Stockholders and will be found under the captions "The Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance, " Code of Business Conduct and Ethics and Corporate Governance Guidelines, " and "Corporate Governance Matters".
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2015 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2015 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management".

(b)	Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2014 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2014, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	237,045	Final price determined at time of vesting	1,199,873
* The Company does not use equity compensation plans that have not been approved by the security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2015 Annual Meeting of Stockholders and will be found under the captions "Related Person Transactions" and "Corporate Governance Matters".
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2015 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm".

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	49
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	50
		Report of Independent Registered Public Accounting Firm	52
	1.2	Consolidated Balance Sheets – December 31, 2014 and 2013	52
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2014, 2013 and 2012	54
	1.4	Consolidated Statement of Comprehensive Income - Years Ended December 31, 2014, 2013 and 2012	55
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2014, 2013 and 2012	56
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012	57
	1.7	Notes to Consolidated Financial Statements	58
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	By-Laws	FN 1
	4.1	Form of First Additional Investment Right	FN 2
	4.2	Form of Second Additional Investment Right	FN 3
	4.3	Registration and Reimbursement Agreement	FN 10
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4
	10.5	Petro Travel Plaza Operating Agreement	FN 5
	10.7	*Severance Agreement	FN 5
	10.8	*Director Compensation Plan	FN 5
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Calpine Corp.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

10.34	Calpine Agreement Amendment	FN 22

21	List of Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (Los Angeles, CA)

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm (Boston, MA)

23.3	Consent of McGladrey LLP, independent registered public accounting firm

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of Petro Travel Plaza Holdings LLC

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

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

FN 17
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Exhibit 10.27 to our Current Report on Form 8-K filed on June 4, 2013, is incorporated herein by reference.

FN 18
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2013, is incorporated herein by reference.

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

FN 22
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) under Item 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.

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

TEJON RANCH CO.

March 16, 2015	BY:	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 16, 2015	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Robert A. Alter__________________________ Robert A. Alter	Director	March 16, 2015

/s/ Steven A. Betts__________________________ Steven A. Betts	Director	March 16, 2015

/s/ Gregory S. Bielli_________________________ Gregory S. Bielli	Director	March 16, 2015

/s/ John L. Goolsby_________________________ John L. Goolsby	Director	March 16, 2015

/s/ Anthony L. Leggio_______________________ Anthony L. Leggio	Director	March 16, 2015

/s/ Norman Metcalfe________________________ Norman Metcalfe	Director	March 16, 2015

/s/ Geoffrey Stack__________________________ Geoffrey Stack	Director	March 16, 2015

/s/ Robert A. Stine__________________________ Robert A. Stine	Director	March 16, 2015

/s/ Daniel R. Tisch__________________________ Daniel R. Tisch	Director	March 16, 2015

/s/ Frederick C.Tuomi_______________________ Frederick C. Tuomi	Director	March 16, 2015

/s/ Michael H. Winer________________________ Michael H. Winer	Director	March 16, 2015

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2014
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which follows.

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries
We have audited Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Tejon Ranch Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tejon Ranch Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 of Tejon Ranch Co. and Subsidiaries and our report dated March 16, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 16, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.
         /s/ Ernst & Young LLP
Los Angeles, California
March 16, 2015

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$5,638	$9,031
Marketable securities - available-for-sale	42,140	55,436
Accounts receivable	8,506	7,108
Inventories	4,098	3,510
Prepaid expenses and other current assets	4,456	7,707
Deferred tax assets	1,089	452
Total current assets	65,927	83,244
Property and equipment - net of depreciation (includes $77,131 at December 31, 2014 and $74,726 at December 31, 2013, attributable to Centennial Founders LLC, Note 17)	282,974	146,542
Investments in unconsolidated joint ventures	32,604	62,604
Long-term water assets	45,349	46,754
Long-term deferred tax assets	3,487	1,592
Other assets	1,774	2,143
TOTAL ASSETS	$432,115	$342,879
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,347	$5,028
Accrued liabilities and other	2,774	2,647
Income taxes payable	1,703	—
Deferred income	1,164	865
Revolving line of credit	6,850	—
Current maturities of long term debt	244	234
Total current liabilities	16,082	8,774
Long-term debt, less current portion	74,215	4,459
Long-term deferred gains	3,683	2,248
Other liabilities	13,802	7,211
Total liabilities	107,782	22,692
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,636,478 at December 31, 2014 and 20,563,023 at December 31, 2013	10,318	10,282
Additional paid-in capital	212,763	210,848
Accumulated other comprehensive loss	(6,899)	(3,333)
Retained earnings	68,439	62,785
Total Tejon Ranch Co. Stockholders’ Equity	284,621	280,582
Non-controlling interest	39,712	39,605
Total equity	324,333	320,187
TOTAL LIABILITIES AND EQUITY	$432,115	$342,879
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31

	2014	2013	2012
Revenues:
Real estate - commercial/industrial	$11,379	$11,148	$9,941
Real estate - resort/residential	183	338	—
Mineral resources	16,255	10,242	14,012
Farming	23,435	23,610	23,136
Total revenues	51,252	45,338	47,089
Costs and Expenses:
Real estate - commercial/industrial	13,204	12,902	12,271
Real estate - resort/residential	2,608	2,231	3,697
Mineral resources	6,418	1,277	1,042
Farming	16,250	15,926	14,387
Corporate expenses	10,646	11,826	12,564
Total expenses	49,126	44,162	43,961
Operating income	2,126	1,176	3,128
Other Income:
Investment income	696	941	1,242
Interest expense	—	—	(12)
Other income	343	66	113
Total other income	1,039	1,007	1,343
Income from operations before equity in earnings of unconsolidated joint ventures	3,165	2,183	4,471
Equity in earnings of unconsolidated joint ventures, net	5,294	4,006	2,535
Income before income tax expense	8,459	6,189	7,006
Income tax expense	2,697	2,086	2,723
Net income	5,762	4,103	4,283
Net income/(loss) attributable to non-controlling interest	107	(62)	(158)
Net income attributable to common stockholders	$5,655	$4,165	$4,441
Net income per share attributable to common stockholders, basic	$0.27	$0.21	$0.22
Net income per share attributable to common stockholders, diluted	$0.27	$0.20	$0.22

See accompanying notes.

Consolidated Statements of Comprehensive Income
($ in thousands)

	Year Ended December 31
	2014	2013	2012
Net income	$5,762	$4,103	$4,283
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities	(208)	(348)	182
Benefit plan adjustments	(3,168)	2,218	(922)
Benefit plan reclassification for losses included in net income	407	—	—
SERP liability adjustments	(1,003)	1,098	(12)
Equity in other comprehensive income of unconsolidated joint venture	—	—	152
Unrealized interest rate swap losses	(2,227)	—	—
Other comprehensive income/(loss) before taxes	(6,199)	2,968	(600)
(Provision) benefit for income taxes related to other comprehensive loss items	2,644	(1,183)	238
Other comprehensive income/(loss)	(3,555)	1,785	(362)
Comprehensive income	2,207	5,888	3,921
Comprehensive income/(loss) attributable to non-controlling interests	107	(62)	(158)
Comprehensive income attributable to common stockholders	$2,100	$5,950	$4,079
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2011	19,975,706	$9,988	$194,273	$(4,756)	$61,109	$260,614	$39,825	300,439
Net income (loss)	—	—	—	—	4,441	4,441	(158)	4,283
Other comprehensive income	—	—	—	(362)	—	(362)	—	(362)
Exercise of stock options and related tax benefit of $8	13,641	7	363	—	—	370	—	370
Restricted stock issuance	179,172	89	(89)	—	—	—	—	—
Stock compensation	—	—	5,832	—	—	5,832	—	5,832
Shares withheld for taxes and tax benefit of vested shares	(82,654)	(41)	(2,262)	—	—	(2,303)	—	(2,303)
Balance, December 31, 2012	20,085,865	10,043	198,117	(5,118)	65,550	268,592	39,667	308,259
Net income				—	4,165	4,165	(62)	4,103
Other comprehensive income				1,785	—	1,785	—	1,785
Exercise of stock options and related tax benefit of $3	7,567	4	207	—	—	211	—	211
Restricted stock issuance	391,555	196	(196)	—	—	—	—	—
Common stock issued for water purchase	251,876	126	9,244	—	—	9,370	—	9,370
Stock compensation			1,223	—	—	1,223	—	1,223
Shares withheld for taxes and tax benefit of vested shares	(173,840)	(87)	(4,677)	—	—	(4,764)	—	(4,764)
Warrants issued as dividends (3,000,000 warrants)	—	—	6,930	—	(6,930)	—	—	—
Balance, December 31, 2013	20,563,023	10,282	210,848	(3,333)	62,785	280,582	39,605	320,187
Net income	—	—	—	—	5,655	5,655	107	5,762
Other comprehensive income	—	—	—	(3,555)	—	(3,555)	—	(3,555)
Restricted stock issuance	94,014	47	(47)	—	—	—	—	—
Stock compensation			2,564	—	—	2,564	—	2,564
Shares withheld for taxes and tax benefit of vested shares	(20,559)	(11)	(603)	(11)	—	(625)	—	(625)
Warrants exercised			1	—	(1)	—	—	—
Balance, December 31, 2014	20,636,478	$10,318	$212,763	$(6,899)	$68,439	$284,621	$39,712	$324,333
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Twelve Months Ended December 31
	2014	2013	2012
Operating Activities
Net income	$5,762	$4,103	$4,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,871	4,226	4,954
Amortization of premium/discount of marketable securities	769	879	874
Equity in earnings	(5,294)	(4,006)	(2,535)
Non-cash retirement plan expense	164	865	1,047
Gain on sale of real estate/assets	—	(46)	(676)
Deferred income taxes	112	(8)	1,810
Stock compensation expense	3,534	929	5,440
Excess tax benefit from stock-based compensation	—	—	8
Distribution of earnings from unconsolidated joint ventures	—	—	7,200
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	2,291	3,712	(1,761)
Current liabilities, net	1,009	(1,118)	(6,552)
Net cash provided by operating activities	13,218	9,536	14,092
Investing Activities
Maturities and sales of marketable securities	20,844	29,779	19,809
Funds invested in marketable securities	(8,525)	(21,392)	(16,984)
Property and equipment expenditures	(24,775)	(21,558)	(20,669)
Reimbursement of outlet center costs	—	512	—
Reimbursement proceeds from Communities Facilities District	—	17,809	—
Proceeds from sale of real estate	—	—	—
Investment in unconsolidated joint ventures	(9,656)	(3,415)	(6,154)
Purchase of partner interest in TMV LLC	(70,000)	—	—
Distribution of equity from unconsolidated joint ventures	—	1,000	1,512
Investments in long-term water assets	(480)	(9,635)	(797)
Other	—	(711)	10
Net cash used in investing activities	(92,592)	(7,611)	(23,273)
Financing Activities
Borrowings of line of credit	31,050	—	1,500
Repayments of line of credit	(24,200)	—	(1,500)
Borrowings of long-term debt	70,000	4,750	—
Repayments of long-term debt	(244)	(310)	(39)
Proceeds from exercise of stock options	—	211	370
Taxes on vested stock grants	(625)	(4,764)	(2,303)
Net cash provided by (used in) financing activities	75,981	(113)	(1,972)
Increase (decrease) in cash and cash equivalents	(3,393)	1,812	(11,153)
Cash and cash equivalents at beginning of year	9,031	7,219	18,372
Cash and cash equivalents at end of year	$5,638	$9,031	$7,219
Supplemental cash flow information
Increase in construction in progress attributable to the reclassification of equity in investment of TMV LLC	$44,950	$—	$—
Accrued capital expenditures included in current liabilities	$1,096	$2,058	$2,293
Sale of assets accounted as direct finance leases	$—	$—	$913
Taxes paid (net of refunds)	$(2,384)	$15	$4,021
Common stock issued for water purchase	$—	$9,370	$—
See accompanying notes.

Notes to Consolidated Financial Statements
December 31, 2014

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Tejon Ranch Co. (the Company, Tejon, we, us and our) is a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians. Current operations consist of land planning and entitlement, land development, commercial sales and leasing, leasing of land for mineral royalties, water asset management and sales, grazing leases, income portfolio management, and farming.
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
Any references to the number of acres, number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and the accounts of all subsidiaries and investments in which a controlling interest is held by the Company. All significant intercompany transactions have been eliminated in consolidation. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.
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
Interest Rate Swap Agreements
In October 2014, we entered into an interest rate swap agreement with Wells Fargo. See Note 8 (Short-Term and Long-Term Debt) of the Notes to Consolidated Financial Statements for further detail regarding this interest rate swap related to the Company's New Credit Facility. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.
We recognize interest rate swap agreements as either an asset or liability on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a Company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Our interest rate swap agreement is considered a cash flow hedge because it was designed to match the terms of the Term Loan as a hedge of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. This interest rate swap agreement will be evaluated based on whether it is deemed “highly effective” in reducing our exposure to variable interest rates. We formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. We make an assessment at the inception of each interest rate swap agreement and on an ongoing basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items. The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if swaps did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.
The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is recognized in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income will be reclassified into earnings in the period during which the hedged transactions affect earnings. The fair value of each interest rate swap agreement is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”). The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

Variable Interest Entity
We consolidate a variable interest entity (“VIE”) if it is determined that we are the primary beneficiary, an evaluation that we perform on an ongoing basis. A VIE is broadly defined as an entity in which either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We use qualitative analyses when determining whether or not we are the primary beneficiary of a VIE. Factors considered include, but are not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity at the inception of our involvement with the entity or upon reevaluation of the entity’s continuing status as a VIE and determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. As of December 31, 2014 and 2013, we had one VIE consolidated in our financial statements see Note 17, (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.
Credit Risk
The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
In 2013 and 2012, Stockdale Oil and Gas, a subsidiary of Occidental Petroleum Corporation, an oil and gas leaseholder, accounted for 10% and 15%, respectively, of our revenues from continuing operations. We had no customers account for 10% or more of our revenues from continuing operations in 2014.
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
Long Term Water Assets
Long-term purchased water contracts are in place with the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water Storage District. These contracts provide the Company with the right to receive water over the term of the contracts that expire in 2035. The Company also purchased a contract that allows and requires it to purchase 6,693 acre-feet of water each year from the Nickel Family LLC. The initial terms of this contract runs through 2044. The purchase price of these contracts is being amortized on the straight-line basis over their contractual life. Water contracts with the Wheeler Ridge Maricopa Water Storage District and the Tejon-Castac Water District are also in place, but were entered into with each district at inception and not purchased later from third parties, and therefore do not have a related financial value on the books of the Company. As a result, there is no amortization expense related to these contracts.
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

At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $4,132,000 in 2014, $3,328,000 in 2013, and $2,668,000 in 2012. The adjustment for 2014 includes $1,458,000 related to pistachios due to improving prices related to an aggressive industry marketing campaign, it also includes $2,674,000 from almonds due to increased demand which pushed almond prices higher. The adjustment for 2013 includes $1,326,000 related to pistachios due to improving prices based on the growth in demand for the product, and it also includes $2,002,000 from almonds due to higher final prices. The adjustment for 2012 includes $1,676,000 related to pistachios due to an improving price market resulting from low industry inventories, and $992,000 from almonds as increased demand pushed prices higher.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2014, 2013, and 2012, no such withholding was mandated.
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
Long-Lived Assets
In accordance with ASC 360 “Property, Plant, and Equipment” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At 2014 and 2013, management of the Company believes that none of its assets are impaired.
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
Sales of Easements
From time to time the Company sells easements over its land and the easements are either in the form of rights of access granted for such things as utility corridors or are in the form of conservation easements that generally require the Company to divest its rights to commercially develop a portion of its land, but do not result in a change in ownership of the land or restrict the Company from continuing other revenue generating activities on the land. Sales of conservation easements are accounted for in accordance with Staff Accounting Bulletin Topic 13 - Revenue Recognition, or SAB Topic 13.
Since the conservation easements generally do not impose any significant continuing performance obligations on the Company, revenue from conservation easement sales have been recognized when the four criteria of SAB Topic 13 have been met, which generally occurs in the period the sale has closed and consideration has been received.

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
Rental Income
Rental income from leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as income, and amounts expected to be received in later years, as an asset in deferred rent in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use and the client tenant takes possession of or controls the physical use of the property.
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2014 and 2013.
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
Reclassifications
The Company has made certain reclassifications to the prior periods to conform to the current year presentation as follows:
Mineral Resources
During 2014, the Company has continued to expand its water operations to not only manage water infrastructure and water assets but to also sell water on an annual basis to third parties as we did during the first quarter of 2014. We determined during the third quarter that water assets and activity fit most appropriately with our other resource assets and will now be included in the mineral resources segment. As a result of this, the Company has reclassified prior year amortization associated with the purchase of water contracts from corporate expenses into mineral resources expenses on the consolidated statements of operations to conform to the current year presentation. The amounts reclassified for the nine months ended September 30, 2014 was $1,014,000; $815,000 for the twelve months ended December 31, 2013; and $708,000 for the twelve months ended December 31, 2012. No reclassifications were necessary for the three months ended December 31, 2014 as the Company recorded amortization associated with the purchase of water contracts in mineral resources expenses for this three month period. The Company has also reclassified current year income from water sales of $7,702,000 into mineral resources revenues and mineral resources expenses of $4,523,000 on the consolidated statements of operations from other income for the twelve months ended December 31, 2014.
Farming
During the fourth quarter of 2014, the Company determined hay crop sales previously recorded in the resort/residential revenues segment related to farming activities within Centennial, fit most appropriately with our farming revenues segment. As a result, the Company has reclassified prior period hay crop sales into farming revenue on the consolidated statements of operations to conform to the current year presentation. The amounts reclassified for the twelve months ended December 31, 2014, December 31, 2013, and December 31, 2012 were $1,361,000, $928,000, and $583,000, respectively.
Pension Liability
The Company also reclassified our pension liability into other liabilities to conform to the current year presentation. The amount reclassified into other liabilities for the twelve months ended December 31, 2013 was $989,000.
2014 Performance and Milestone Share-Based Grants
During 2014, the Compensation Committee of the Board of Directors, or the Board, conducted a compensation study prepared by an outside consultant that was completed during the first quarter of 2014. One of the outcomes of the compensation study was that the Board elected to modify selected outstanding and unvested performance share grants, or the existing performance milestone grants, and issue new milestone performance grants. The Company has assessed that it is probable that these new performance milestones will be met. The values for the 2014 performance grants, including the new milestone grants, are fixed at threshold, target and maximum performance values, meaning that the amount of shares at vesting will vary depending on the stock price at that time. These grants cannot be settled in cash and there are sufficient registered shares in the equity compensation plans to meet the delivery requirements.
The Company has concluded it is appropriate to classify these share-based awards as a liability in other liabilities. See Note 9 (Other Liabilities) and Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements for further detail regarding these share-based awards. Previously, these share-based awards had been classified as additional paid-in capital, or APIC, due to the fact that these share-based awards would be settled in Company stock. Accordingly, the Company revised the classification in its consolidated balance sheets and consolidated statements of equity for the twelve months ended December 31, 2014 from APIC to other liabilities for these share-based awards. The amount reclassified from APIC to other liabilities is $1,065,000 for the twelve months ended December 31, 2014. The change in classification is limited to the 2014 consolidated balance sheet and does not impact quarterly consolidated statements of cash flows, or consolidated statements of operations for any period.
Recent Accounting Pronouncements
In July 2013, the Financial Account Standards Board, or FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 is effective for us beginning January 1, 2014. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial statements or disclosures.
In May 2014, FASB, issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning January 1, 2017, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation," which states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for us beginning January 1, 2016. We are currently evaluating the impact the adoption of ASU 2014-12 will have on our consolidated financial statements and disclosures.

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

	Twelve Months Ended December 31
	2014	2013	2012
Weighted average number of shares outstanding:
Common stock	20,595,422	20,190,245	20,043,862
Common stock equivalents-stock options, grants	37,033	195,310	75,114
Diluted shares outstanding	20,632,455	20,385,555	20,118,976
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

($ in thousands)		2014		2013
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$2,522	$2,492	$1,690	$1,677
with unrecognized losses for more than 12 months		837	832	110	110
with unrecognized gains		5,379	5,395	6,298	6,334
Total Certificates of deposit	Level 1	8,738	8,719	8,098	8,121
US Treasury and agency notes
with unrecognized losses for less than 12 months		1,919	1,910	4,672	4,664
with unrecognized losses for more than 12 months		702	700	1,699	1,694
with unrecognized gains		1,182	1,207	3,713	3,760
Total US Treasury and agency notes	Level 2	3,803	3,817	10,084	10,118
Corporate notes
with unrecognized losses for less than 12 months		3,872	3,841	7,270	7,192
with unrecognized losses for more than 12 months		4,423	4,405	530	523
with unrecognized gains		16,897	16,963	21,945	22,173
Total Corporate notes	Level 2	25,192	25,209	29,745	29,888
Municipal notes
with unrecognized losses for less than 12 months		739	733	1,688	1,677
with unrecognized losses for more than 12 months		457	456	318	316
with unrecognized gains		3,183	3,206	5,267	5,316
Total Municipal notes	Level 2	4,379	4,395	7,273	7,309
		$42,112	$42,140	$55,200	$55,436
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
At December 31, 2014, the fair market value of investment securities exceeded the cost basis by $28,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at December 31, 2014. The Company has determined that any unrealized losses in the portfolio are temporary as of December 31, 2014. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of December 31, 2014, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $208,000, which includes estimated taxes of $83,000.
As of December 31, 2014, the Company’s gross unrealized holding gains equal $130,000 and gross unrealized holding losses equal $102,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

At December 31, 2014	2015	2016	2017	2018	Total
Certificates of deposit	$4,213	$1,501	$831	$2,149	$8,694
U.S. Treasury and agency notes	1,176	600	1,209	879	3,864
Corporate notes	9,588	6,704	6,498	1,625	24,415
Municipal notes	2,105	1,235	790	125	4,255
	$17,082	$10,040	$9,328	$4,778	$41,228

At December 31, 2013	2014	2015	2016	2017	Total
Certificates of deposit	$1,627	$4,213	$1,501	$681	$8,022
U.S. Treasury and agency notes	5,485	3,336	600	692	10,113
Corporate notes	6,729	10,037	6,704	5,174	28,644
Municipal notes	3,325	2,205	1,235	295	7,060
	$17,166	$19,791	$10,040	$6,842	$53,839
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consist of the following at December 31:

($ in thousands)	2014	2013
Farming inventories	$3,844	$3,334
Other	254	176
	$4,098	$3,510
Farming inventories consist of costs incurred during the current year related to the next year’s crop as well as any current year’s unsold product and farming chemicals.
5.     PROPERTY AND EQUIPMENT
Property and equipment, net, consists of the following at December 31:

($ in thousands)	2014	2013
Land and land improvements	$16,765	$16,439
Buildings and improvements	13,300	13,346
Machinery, water pipelines, furniture fixtures and other equipment	16,876	15,885
Vineyards and orchards	46,674	37,752
Development in process	237,777	108,500
	331,392	191,922
Less accumulated depreciation	(48,418)	(45,380)
	$282,974	$146,542
During 2014, we had a gain of $1,145,000 related to a land sale of $1,268,000 sold to the TA/Petro joint venture. Related to the sale, we recognized $458,000 of the gain and deferred $687,000 of the gain, which will be recognized at the time we exit the joint venture or the joint venture is terminated. TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The company has 50% voting rights and shares 60% of profit and losses in this joint venture, which owns and operates travel plazas/commercial highway operations in TRCC. See Note 17 (Investments in Unconsolidated and Consolidated Joint Ventures) of the Notes to Consolidated Financial Statements for further detail regarding the TA/Petro unconsolidated joint venture. Also during 2014, the Company completed the asset purchase of DMB TMV LLC's membership interest in TMV LLC which increased our development in process balance by $101,648,000 when compared to 2013.

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
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2014 was $656 per acre-foot. Purchase costs in 2015 and beyond are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2015 purchase cost of $675 per acre-foot.
The water purchased under the contract with Nickel will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
These contracts are being amortized using the straight line method over that period. Annual amortization for the next five years will be $1,351,000 per year.
During the first nine months of 2014, we sold 6,250 acre feet of water totaling $7,702,000 with a cost of $4,523,000, which cost is recorded in the mineral resources segment on the Consolidated Statements of Operations.
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

(in acre feet, unaudited)	December 31, 2014	December 31, 2013
Banked water and water for future delivery
AVEK water bank	13,033	12,280
Company water bank	8,700	8,818
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	24,095	23,460
Transferable water *	15,229	14,786
Water Contracts	10,137	10,137
Total purchased water - third parties	49,461	48,383
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,479
TCWD - Banked water contracted to Company	38,401	42,685
Total purchased and contracted water sources in acre feet	109,158	112,094

*14,786 acre-feet of transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 22,179 feet.

($ in thousands)	December 31, 2014	December 31, 2013
Banked water and water for future delivery	$4,779	$4,779
Transferable water	9,309	8,988
Water Contracts (net of accumulated amortization of $4,188 and $2,837 at December 31, 2014 and December 2013, respectively)	32,612	33,804
Total long-term assets	46,700	47,571
less: Current portion	(1,351)	(817)
	$45,349	$46,754

7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)
	December 31, 2014	December 31, 2013
Accrued vacation	$799	$673
Accrued paid personal leave	613	619
Accrued bonus	1,023	677
Other	339	678
	$2,774	$2,647
8.     LINE-OF-CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)
	December 31, 2014	December 31, 2013
Revolving line of credit	$6,850	$—
Notes payable	74,459	4,693
Total short-term and long-term debt	81,309	4,693
Less line-of-credit and current maturities of long-term debt	(7,094)	(234)
	$74,215	$4,459
On October 13, 2014, the Company as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the New Credit Facility. The New Credit Facility amends and restates the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The New Credit Facility adds a $70,000,000 term loan, or Term Loan to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of December 31, 2014 and 2013, the RLC had a $6,850,000 and no outstanding balance, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The New Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the Calpine power plant lease and lease site, and related accounts and other rights to payment and inventory.
The New Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. Under the terms of the line of credit in 2013, we were to maintain tangible net worth, defined as total equity, including noncontrolling interest, plus debt less intangible assets, of not less than $225,000,000 and liquid assets of not less than $25,000,000, including the amount then available for borrowing under the line of credit. At December 31, 2014 and 2013, we were in compliance with all financial covenants.
The New Credit Facility also contains customary negative covenants that limit the ability of the Company to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, or incur liens on any assets.
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
The foregoing descriptions of the New Credit Facility documents are qualified in their entirety by reference to each such material contract. Copies of the New Credit Facility documents are filed as Exhibits 10.31 through 10.33 in the Current Report on Form 8-K filed October 17, 2014. The balance of the long-term debt instruments listed above approximates the fair value of the instrument.
During the third quarter of 2013, we entered into a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
9.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	December 31, 2014	December 31, 2013
Pension liability (See Note 15)	$3,079	$693
Interest rate swap liability (See Note 10)	2,227	—
Supplemental executive retirement plan liability (See Note 15)	7,431	6,131
Other	—	387
Share-based awards liability (See Note 11)	1,065	—
	$13,802	$7,211
For the captions presented in the table above, please refer to the respective Notes to Consolidated Financial Statements for further detail.
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 8 (Short Term and Long Term Debt) of the Notes to Consolidated Financial Statements. The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the year ended December 31, 2014, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of December 31, 2014, the fair values of our interest rate swap agreement aggregating a liability balance were classified in other liabilities based upon its respective fair value. We had the following outstanding interest rate swap agreement designated as cash flow hedges of interest rate risk as of December 31, 2014 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value as of 12/31/2014	Notional Amount as of 12/31/2014
October 15, 2014	October 5, 2024	Level 2	4.11%	$(2,227)	$70,000
11.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
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
The following is a summary of the Company's performance share grants with performance conditions for the year ended December 31, 2014:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	79,390
Target performance	148,728
Maximum performance	268,049
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve month periods ended:

	December 31 2014	December 31 2013	December 31 2012
Stock Grants Outstanding Beginning of the Year at Target Achievement	265,701	688,041	744,508
New Stock Grants/Additional shares due to maximum achievement	165,996	192,348	113,643
Vested Grants	(41,694)	(361,886)	(170,110)
Expired/Forfeited Grants	(152,958)	(252,802)	—
Stock Grants Outstanding December 31, 2014 at Target Achievement	237,045	265,701	688,041
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2014 was $4,878,000 and 25 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock.
Beginning in the second half of 2013, the Compensation Committee of the Board conducted a compensation study prepared by an outside consultant that was completed during the first quarter of 2014. One of the outcomes of the compensation study was that the Board elected to modify selected outstanding and unvested performance share grants, or the existing performance milestone grants, and issue new milestone performance grants. The Company has assessed that it is probable that these new performance milestones will be met.

As discussed above, the performance share grant approved by the Board in March 2014, included the modification of existing performance milestone grants totaling 133,890 restricted stock units and the issuance of new performance share grants totaling 89,837 restricted stock units. The restricted stock units of the modified existing performance milestone grants have been accounted for as probable-to-probable modification since the Company has determined that achieving the existing performance milestones was probable. The unamortized total cost relating to these probable-to-probable modified performance share grants is being recognized ratably over the new requisite service period. The impact of modifying the existing performance stock grants is an annual expense of $1,109,000 over the service period. The values for the 2014 performance grants, including the new milestone grants, are fixed at threshold, target and maximum performance values, meaning that the amount of shares at vesting will vary depending on the stock price at that time. The total value for these grants at maximum performance is $5,702,000. These grants cannot be settled in cash and there are a sufficient variable number of shares in the equity compensation plans to meet the delivery requirements. Based upon the value of the award being determined at each level of performance the Company has concluded it is appropriate to classify these liability awards as a liability in other liabilities. The amount to be included in other liabilities for 2014 is $1,065,000.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan:	December 31 2014	December 31 2013	December 31 2012
Expensed	$2,645,000	$161,000	$5,054,000
Capitalized	95,000	294,000	392,000
	2,740,000	455,000	5,446,000
NDSI Plan	889,000	768,000	386,000
	$3,629,000	$1,223,000	$5,832,000
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
12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2014	2013	2012
Total provision:	$2,697	$2,086	$2,723
Federal:
Current	$2,289	(2,459)	903
Deferred	(313)	4,097	1,092
	1,976	1,638	1,995
State:
Current	603	231	67
Deferred	118	217	661
	721	448	728
	$2,697	$2,086	$2,723

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate of 34% to income before taxes are as follows for the years ended December 31:

($ in thousands)	2014	2013	2012
Income tax at statutory rate	$2,912	$2,139	$2,382
State income taxes, net of Federal benefit	452	307	472
Oil and mineral depletion	(385)	(450)	(620)
Valuation allowance - land contribution	—	—	—
Other, net	(282)	90	489
Total provision	$2,697	$2,086	$2,723
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2014	2013
Deferred income tax assets:
Accrued expenses	$608	$600
Deferred revenues	498	371
Capitalization of costs	2,746	2,151
Pension adjustment	4,502	2,923
Stock grant expense	2,936	2,660
State deferred taxes	200	2
Book deferred gains	1,711	1,416
Joint venture allocations	587	—
Provision for additional capitalized costs	1,003	1,003
Interest rate swap	954	—
Other	3	1,208
Total deferred income tax assets	$15,748	$12,334
Deferred income tax liabilities:
Deferred gains	$1,390	$1,390
Depreciation	4,228	3,495
Cost of sales allocations	1,252	1,252
Joint venture allocations	2,456	2,001
Straight line rent	947	1,006
Prepaid expenses	191	406
State deferred taxes	501	444
Other	207	296
Total deferred income tax liabilities	$11,172	$10,290
Net deferred income tax asset	$4,576	$2,044
Allowance for deferred tax assets	—	—
Net deferred taxes	$4,576	$2,044
The net current and non-current deferred tax assets for 2014 and 2013 are included separately on the face of the balance sheet. Due to the nature of most of our deferred tax assets, the Company believes they will be used through operations in future years and an allowance is not necessary.
During 2014 and 2013, the Company recognized certain net tax benefits related to stock option plans in the amount of $0 and $3,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid in capital.
The Company made total income tax payments of $1,100,000 in 2014 and $15,000 during 2013. The Company received federal refunds of $3,484,000 and $0 in 2014 and 2013, respectively.

The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of the this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2014 and 2013 within the scope of ASC 740, "Income Taxes." Tax years from 2011 to 2013 and 2010 to 2013 remain available for examination by the Federal and California State taxing authorities, respectively.
13.     LEASES
The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The Company generates income from commercial rents. The following is a summary of Building and Improvements held for leases as of December 31, 2014:

Buildings and Improvements
Cost	$7,942,000
Accumulated Depreciation	$4,598,000
The following is a summary of income from commercial rents included in real estate revenue as of December 31:

	2014	2013	2012
Base rent	$4,934,000	$4,929,000	$4,861,000
Percentage rent	$422,000	$1,213,000	$707,000
Future minimum rental income on commercial, communication and right-of-way on non-cancellable leases as of December 31, 2014:

2015	2016	2017	2018	2019	Thereafter
$5,115	$5,074	$5,121	$4,953	$4,925	$51,430
14.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum future annual payments of approximately $7,900,000 per year, based on payments due in 2015. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. These contracts for the supply of future water run through 2035 and 2044. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. Beginning in 2014, payments related to these contracts are now paid to AVEK. As discussed in Note 6 (Long Term Water Assets) of the Notes to Consolidated Financial Statement, we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running through 2044.
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two year's worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest land owner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC West development. At December 31, 2014 there are no additional improvement funds remaining from the West CFD bonds and there were $4,971,000 in improvement funds within the East CFD bonds for reimbursement of cost during 2014 and future years. The remaining improvement funds in the East CFD were distributed in January 2015. During 2014, the Company paid approximately $933,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2014.
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
On September 24, 2012, Robinson (through another new counsel) filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As an excuse Robinson’s new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. The motion to reinstate the appeal was accompanied by a proposed opening brief. In response, the Company and the County filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice, or the DOJ, did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. Thereafter, the DOJ requested and obtained further extensions of time to file its answering brief, first to August 27, 2013, and finally to September 17, 2013. The Company filed its answering brief and supplemental excerpts of record on August 27, 2013. The County and the DOJ both filed their answering briefs on September 17, 2013. Both the Company and the County (but not the DOJ) included in their answering briefs the argument that the Court of Appeal lacks jurisdiction to hear the appeal because the plaintiff did not show the required extraordinary good cause for his failure to file his opening briefs. The plaintiff filed a short reply brief on November 4, 2013. The matter is now fully briefed. The Ninth Circuit initially scheduled an oral argument to occur on Wednesday, May 14, 2014, but counsel for Robinson filed a motion to continue the argument due to a scheduling conflict. A new oral argument was set for November 20, 2014 and was conducted as scheduled. Questions from the panel members seemed to indicate skepticism about Robinson's claims. No written opinion has been received yet, but it is anticipated that one will be received during the first half of 2015. In the meantime, the Company continues to believe that a negative outcome of this case is remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February, 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. On March 4, 2015, an overwhelming majority of parties reached a settlement consisting of a proposed judgment and physical solution which is being submitted to the court for approval. The court is reserving a date in August 2015 to hear any objections before approving the settlement. Because the settlement is contingent on court approval and given the complex nature of the adjudication, at this time it is difficult to ascertain what the outcome of the court proceedings will be or whether an alternative settlement agreement will be reached and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity (collectively Central Delta), filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources (DWR), Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.” The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority (KWBA), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. Another lawsuit was filed in Sacramento by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts (Rosedale), which is before the same court, asserting that the remedial EIR did not adequately evaluate potential impacts arising from future operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. In an initial favorable ruling on January 25, 2013, the Court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and were barred by the statutes of limitation and doctrine of the laches. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a lengthy decision, rejecting all of Central Delta’s California Environmental Quality Act claims, except the Rosedale claims joined by Central Delta, essentially joined claiming that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality. On November 24, 2014 the Court issued a writ of mandate that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and the Rosedale plaintiffs. We are uncertain as to whether in the future the writ of mandate or the revised EIR could result in some curtailment in KWBA operations. To the extent there may be an adverse outcome on the claims, the monetary value cannot be estimated at this time. On November 24, 2014 the Court entered a judgment in the Central Delta case (1) dismissing the challenges to the validity of the Monterey Amendments and the transfer of the KWB in their entirety and (2) granting in part, and denying, in part, the CEQA petition for writ mandate. Central Delta has appealed the judgment and the Kern Water Bank Authority and certain other parties have filed a cross-appeal with regard to the CEQA cause of action. On December 3, 2014 the Court entered judgment in the Rosedale case (i) in favor of the Rosedale parties in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed.
15.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. The accounting for the defined benefit plan requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plan's assets and benefit obligation. These assumptions include discount rates, investment returns, and project salary increases, amongst others. The discount rates used in valuing the plan's benefits obligations was determined with reference to high quality corporate and government bonds that are appropriately matched to the duration of the plan's obligation.

Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2014	2013
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$9,326	$10,215
Service cost	248	359
Interest cost	392	402
Actuarial gain/assumption changes	2,804	(1,379)
Benefits paid	(1,719)	(271)
Benefit obligation at end of year	$11,051	$9,326
Accumulated benefit obligation at end of year	$9,473	$8,427
Change in Plan Assets
Fair value of plan assets at beginning of year	$8,633	$6,799
Actual return on plan assets	407	1,105
Employer contribution	650	1,000
Benefits/expenses paid	(1,718)	(271)
Fair value of plan assets at end of year	$7,972	$8,633
Funded status - liability	$(3,079)	$(693)

Amounts recorded in equity
Net actuarial loss	$4,453	$1,961
Prior service cost	(119)	(148)
Total amount recorded	$4,334	$1,813
Amount recorded, net taxes	$2,600	$1,088
Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2014 and 2013 include the following components:

($ in thousands)	2014	2013
Net (gain)/loss	$2,973	$(1,867)
Recognition of net actuarial gain or (loss)	(481)	(282)
Recognized prior service cost	29	28
Total changes	$2,521	$(2,121)
Changes, net of taxes	$1,511	$(1,271)

The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

($ in thousands)
Amortization net actuarial gain or (loss)	$312
Amortization prior service cost	$(29)
At December 31, 2014 and 2013 the Company has a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there were no additional transition impacts upon implementation of a year-end measurement date for plan assets as required by ASC 715 "Compensation - Retirement Benefits." For 2015, the Company is estimating that contributions to the pension plan will be approximately $600,000.

Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows ($ in thousands):

2015	2016	2017	2018	2019	2020 - 2022
$175	$197	$288	$338	$358	$2,121

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At December 31, 2014, the investment mix was approximately 59% equity, 30% debt, and 11% money market funds. At December 31, 2013, the investment mix was approximately 54% equity, 30% debt and 16% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.3% in 2014 and 5.0% in 2013. The expected long-term rate of return on plan assets is 7.5% in 2014 and 2013. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2014	2013
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$858	$1,336
Collective Funds	Level 2	3,575	3,851
Treasury/Corporate Notes	Level 2	1,372	1,357
Corporate Equities	Level 1	2,167	2,089
		$7,972	$8,633
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2014	2013	2012
Cost components:
Service cost	$(248)	$(359)	$(284)
Interest cost	(392)	(402)	(375)
Expected return on plan assets	576	542	454
Net amortization and deferral	(452)	(253)	(190)
Total net periodic pension cost	$(516)	$(472)	$(395)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The following SERP benefit information is as of December 31:

($ in thousands)	2014	2013
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$6,131	$6,507
Service cost	26	318
Interest cost	258	219
Actuarial gain/assumption changes	1,399	(913)
Benefits paid	$(383)	$—
Benefit obligation at end of year	$7,431	$6,131
Accumulated benefit obligation at end of year	$6,937	$6,099
Funded status - liability	$(7,431)	$(6,131)

($ in thousands)	2014	2013
Amounts recorded in stockholders’ equity
Net actuarial (gain)	$2,072	$696
Prior service cost	—	—
Total amount recorded	$2,072	$696
Amount recorded, net taxes	$1,243	$418
Other changes in benefit obligations recognized in other comprehensive income for 2014 and 2013 include the following components:

($ in thousands)	2014	2013
Net (gain) loss	$1,399	$(745)
Recognition of net actuarial gain or (loss)	(23)	(229)
Total changes	$1,376	$(974)
Changes, net of taxes	$826	$(584)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$337
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2015	2016	2017	2018	2019	2020 - 2022
$438	$434	$448	$444	$440	$2,116
The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 3.85% and 3.5% for 2014, 4.35% and 3.5% for 2013, and 3.45% and 3.5% for 2012. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2014	2013	2012
Cost components:
Service cost	$26	$318	$525
Interest cost	258	219	208
Net amortization and deferral	23	229	287
Total net periodic pension cost	$307	$766	$1,020
The Company also provides a 401(k) plan to its employees and contributed $122,000 to the plan for 2014 and $98,000 to the plan for 2013.

16.    BUSINESS SEGMENTS
We currently operate in four business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming.
Information pertaining to operating results of the Company's business segments follows for each of the years ended December 31 are as follows:

($ in thousands)	2014	2013	2012
Revenues
Real estate—commercial/industrial	$16,708	$15,213	$12,518
Real estate—resort/residential	148	279	(42)
Mineral resources (1)	16,255	10,242	14,012
Farming	23,435	23,610	23,136
Segment revenues	56,546	49,344	49,624
Investment income	696	941	1,242
Other income	343	66	113
Total revenues and other income	$57,585	$50,351	$50,979
Segment Profits (Losses)
Real estate—commercial/industrial	$3,504	$2,311	$247
Real estate—resort/residential	(2,460)	(1,952)	(3,739)
Mineral resources (1)	9,837	8,965	12,970
Farming	7,185	7,684	8,749
Segment profits (2)	18,066	17,008	18,227
Investment income	696	941	1,242
Other income	343	66	113
Interest expense	—	—	(12)
Corporate expenses	(10,646)	(11,826)	(12,564)
Income from operations before income taxes	$8,459	$6,189	$7,006

(1) During the fourth quarter of 2012, the Company evaluated its operations and determined that an additional segment should be reported, Mineral resources. Mineral resources collects royalty income from oil and gas leases, rock and aggregate leases, and from a cement company.

(2) Segment profits are revenues from operations plus equity in earnings of unconsolidated joint ventures, less operating expenses, excluding investment income and expense, corporate expenses, and income taxes.

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

($ in thousands)	2014	2013	2012
Commercial leases and related fees	$6,156	$6,799	$6,095
Grazing leases	1,155	1,433	1,331
Land sale	508	—	648
All other land management ancillary services	3,560	2,916	1,867
	11,379	11,148	9,941
Equity in earnings of unconsolidated joint ventures	5,329	4,065	2,577
Revenues and equity in earnings of unconsolidated joint ventures	$16,708	$15,213	$12,518
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

The resort/residential real estate land development segment produces revenues from management fees and is actively involved in the land entitlement and pre-development process.
The revenue components of the resort/residential real estate land development segment for the year ended December 31 are as follows:

($ in thousands)	2014	2013	2012
Management fees	180	312	—
Other	3	26	—
	183	338	—
Equity in earnings of unconsolidated joint ventures	(35)	(59)	(42)
Revenues and equity in earnings of unconsolidated joint ventures	$148	$279	$(42)
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. Revenues from our mineral resources segment decreased $6,013,000, or 59%, to $16,255,000 during 2013 compared to 2012, primarily due to a $3,401,000 decrease in oil royalty revenues. The 29% decrease in production was the result of temporary closures of existing wells for maintenance, expansion of production facilities, and regulatory permitting management, which reduced the number of new wells being drilled. In addition, the price per barrel of oil decreased by 3% when compared to the 2012. The following table summarizes these activities for each of the years ended December 31:

($ in thousands)	2014	2013	2012
Oil and gas	$6,096	$7,810	$11,075
Rock aggregate	1,216	964	920
Cement	1,043	819	758
Land lease for oil exploration	198	648	1,257
Water sales	7,702	—	—
Other	—	1	2
	$16,255	$10,242	$14,012
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The revenue components of the farming segment was as follows for each of the year ended December 31:

	2014	2013	2012
Almonds	$10,036	$10,857	$8,898
Pistachios	7,585	7,537	8,644
Wine grapes	3,978	4,094	5,136
Hay	1,361	928	583
Total crop proceeds	22,960	23,416	23,261
Other farming revenues	475	194	(125)
Total farming revenues	$23,435	$23,610	$23,136

Information pertaining to assets of the Company’s business segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2014
Real estate - commercial/industrial	$80,646	$1,098	$8,952
Real estate - resort/residential	199,528	76	10,214
Mineral resources	47,434	1,351	—
Farming	34,464	1,633	4,701
Corporate	70,043	713	908
Total	$432,115	$4,871	$24,775
2013
Real estate - commercial/industrial	$58,390	$1,205	$12,296
Real estate - resort/residential	124,568	78	2,957
Mineral resources	1,063	—	—
Farming	31,925	1,465	5,733
Corporate	126,933	1,478	572
Total	$342,879	$4,226	$21,558
2012
Real estate - commercial/industrial	$57,151	$1,852	$11,672
Real estate - resort/residential	118,627	77	4,479
Mineral resources	1,449	—	—
Farming	29,538	1,587	3,379
Corporate	121,091	1,438	1,139
Total	$327,856	$4,954	$20,669
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
17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2014 was $32,604,000. The equity in the income of the unconsolidated joint ventures was $5,294,000 for the twelve months ended December 31, 2014. The unconsolidated joint ventures have not been consolidated as of December 31, 2014, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2014, the Company had an equity investment balance of $16,448,000 in this joint venture.

•
Rockefeller Joint Ventures – The Company has multiple joint ventures with Rockefeller Group Development Corporation or Rockefeller. Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The Five-West Parcel joint venture currently has an outstanding loan with a balance of $11,000,000. The note has been extended to May 2016 tied to the one-year lease extension of Dollar General and is fully secured by the building as well as guarantees from each partner. We do not believe the bank will call on the guarantees provided. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development.
During the second quarter of 2013, we entered into a new joint venture with Rockefeller, the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage a 326,000 square foot outlet center on land at TRCC-East. This outlet center is estimated to cost approximately $87 million to construct and will be funded through a construction loan for up to 60% of the costs and equity from the members. This joint venture is separate from the above agreement to develop up to 500 acres of land in TRCC. During the second quarter of 2013, we contributed land and other assets at an agreed value of $10,558,000 for our capital contribution ($2,159,000 at cost) and Rockefeller matched our capital contribution with cash. Rockefeller also reimbursed the Company for $335,000 in outlet center marketing costs, which were offset against the Company's equity in losses for the TRCC/Rock Outlet Center LLC joint venture. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of December 31, 2014, had an outstanding balance of $45,449,000
At December 31, 2014, the Company’s combined equity investment balance in these three joint ventures was $16,156,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes (owned by TRI Pointe Homes), Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At December 31, 2014 the Company had a 74.05% ownership position in Centennial Founders, LLC.

Condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of December 31, 2014 and December 31, 2013 and condensed statements of operations for the twelve months ended December 31, 2014 and December 31, 2013 are as follows:
Statement of Operations for the twelve months ending December 31, 2014

	UNCONSOLIDATED				CONSOLIDATED		CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial-VIE
Revenues	$122,584	$3,635	$60	$5,220	$—	$131,499	$1,361
Net income (loss)	$8,229	$442	$15	$328	$(70)	$8,944	$415
Partner’s share of net income (loss)	$3,291	$221	$8	$164	$(35)	$3,649	$107
Equity in earnings (losses)	$4,937	$221	$7	$164	$(35)	$5,294	$—

Balance Sheet Information as of December 31, 2014

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$18,960	$3,834	$5	$2,302	$25,101	$651
Property and equipment, net	48,011	14,869	4,617	66,112	133,609	77,373
Other assets	181	67	—	19,624	19,872
Long-term debt	(15,808)	(11,000)	—	(45,449)	(72,257)
Other liabilities	(3,263)	(440)	(2)	(4,616)	(8,321)	(158)
Net assets	$48,081	$7,330	$4,620	$37,973	$98,004	$77,866

Statement of Operations for the twelve months ending December 31, 2013

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial
Revenues	$125,804	$3,368	$61	$—	$—	$129,233	$935
Net income (loss)	$6,154	$26	$55	$(470)	$(119)	$5,646	$(223)
Partner’s share of net income (loss)	$2,462	$13	$28	$(235)	$(60)	$2,208	$(62)
Equity in earnings (losses)	$3,925	$13	$27	$100	$(59)	$4,006	$—
Balance Sheet Information as of December 31, 2013

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	TRCC/Rock Outlet Center	Tejon Mountain Village	Total	Centennial
Current assets	$14,832	$813	$10	$2,428	$—	$18,083	$86
Property and equipment, net	43,950	16,980	4,514	24,633	99,690	189,767	74,968
Other assets	208	438	—	2,161	—	2,807	—
Long-term debt	(16,602)	(11,000)	—	—	—	(27,602)	—
Other liabilities	(2,536)	(343)	—	(8,577)	(168)	(11,624)	(204)
Net assets	$39,852	$6,888	$4,524	$20,645	$99,522	$171,431	$74,850
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
18.    UNAUDITED QUARTERLY OPERATING RESULTS
The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue (1)	Segment Profit (Loss)	Net Income (Loss) attributable to Common Stockholders	Net Income(Loss), Per Share attributable to Common Stockholders (2)
2014
First Quarter	$14,760	$4,095	$1,113	$0.05
Second Quarter	8,526	2,244	874	$0.04
Third Quarter	14,056	3,319	1,752	$0.09
Fourth Quarter	14,949	3,114	1,916	$0.09
	$52,291	$12,772	$5,655
2013
First Quarter	$10,038	$3,921	$615	$0.04
Second Quarter	7,727	1,825	2,084	$0.10
Third Quarter	15,364	4,658	2,292	$0.11
Fourth Quarter	13,216	3,413	(826)	$(0.04)
	$46,345	$13,817	$4,165
_______________________________
(1)Includes investment income and other income.
(2)Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.