Form 10-Q
period 2015-03-31
TEJON RANCH CO
filed 2015-05-11
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-7183

TEJON RANCH CO.
(Exact name of Registrant as specified in its charter)

Delaware	77-0196136
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
P.O. Box 1000, Tejon Ranch, California 93243
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2015 was 20,660,698.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended March 31

	2015	2014
Revenues:
Real estate - commercial/industrial	$3,362	$2,942
Real estate - resort/residential	—	93
Mineral resources	10,200	9,654
Farming	3,071	1,846
Total revenues	16,633	14,535
Costs and Expenses:
Real estate - commercial/industrial	3,202	3,311
Real estate - resort/residential	751	464
Mineral resources	5,694	4,801
Farming	2,343	1,864
Corporate expenses	3,523	3,086
Total expenses	15,513	13,526
Operating income	1,120	1,009
Other Income:
Investment income	155	198
Other income	38	27
Total other income	193	225
Income from operations before equity in earnings of unconsolidated joint ventures	1,313	1,234
Equity in earnings of unconsolidated joint ventures, net	1,150	438
Income before income tax expense	2,463	1,672
Income tax expense	862	541
Net income	1,601	1,131
Net (loss) income attributable to non-controlling interest	(16)	18
Net income attributable to common stockholders	$1,617	$1,113
Net income per share attributable to common stockholders, basic	$0.08	$0.05
Net income per share attributable to common stockholders, diluted	$0.08	$0.05

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31

	2015	2014
Net income	$1,601	$1,131
Other comprehensive income/(loss):
Unrealized gains on available for sale securities	62	12
Benefit plan adjustments	—	(474)
Benefit plan reclassification for losses included in net income	—	407
Unrealized interest rate swap losses	(1,395)	—
Other comprehensive loss before taxes	(1,333)	(55)
Benefit for income taxes related to other comprehensive loss items	534	186
Other comprehensive (loss) income	(799)	131
Comprehensive income	802	1,262
Comprehensive (loss) income attributable to non-controlling interests	(16)	18
Comprehensive income attributable to common stockholders	$818	$1,244
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2015
	(unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,672	$5,638
Marketable securities - available-for-sale	43,940	42,140
Accounts receivable	6,072	8,506
Inventories	6,331	4,098
Prepaid expenses and other current assets	6,728	4,456
Deferred tax assets	1,623	1,089
Total current assets	66,366	65,927
Real estate and improvements - held for lease, net	20,185	20,226
Real estate development (includes $77,790 at March 31, 2015 and $77,131 at December 31, 2014, attributable to Centennial Founders LLC, Note 14)	220,812	219,654
Property and equipment, net	43,453	43,094
Investments in unconsolidated joint ventures	32,666	32,604
Long-term water assets	44,751	45,349
Long-term deferred tax assets	3,487	3,487
Other assets	1,769	1,774
TOTAL ASSETS	$433,489	$432,115
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$5,127	$3,347
Accrued liabilities and other	3,312	2,774
Income taxes payable	465	1,703
Deferred income	1,821	1,164
Revolving line of credit	3,660	6,850
Current maturities of long-term debt	247	244
Total current liabilities	14,632	16,082
Long-term debt, less current portion	74,153	74,215
Long-term deferred gains	3,904	3,683
Other liabilities	15,595	13,802
Total liabilities	108,284	107,782
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,653,575 at March 31, 2015 and 20,636,478 at December 31, 2014	10,327	10,318
Additional paid-in capital	212,824	212,763
Accumulated other comprehensive loss	(7,698)	(6,899)
Retained earnings	70,056	68,439
Total Tejon Ranch Co. Stockholders’ Equity	285,509	284,621
Non-controlling interest	39,696	39,712
Total equity	325,205	324,333
TOTAL LIABILITIES AND EQUITY	$433,489	$432,115
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31
	2015	2014
Operating Activities
Net income	$1,601	$1,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,098	1,146
Amortization of premium/discount of marketable securities	160	202
Equity in earnings of unconsolidated joint ventures	(1,150)	(438)
Non-cash retirement plan expense	(166)	630
Deferred income taxes	—	3
Stock compensation expense	953	618
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(1,883)	2,278
Current liabilities	1,131	(787)
Net cash provided by operating activities	1,744	4,783
Investing Activities
Maturities and sales of marketable securities	5,590	4,705
Funds invested in marketable securities	(7,487)	(2,379)
Property and equipment expenditures	(6,117)	(5,419)
Reimbursement proceeds from Communities Facilities District	4,971
Investment in unconsolidated joint ventures	—	(6,425)
Distribution of equity from unconsolidated joint ventures	1,100	—
Other	—	453
Net cash used in investing activities	(1,943)	(9,065)
Financing Activities
Borrowings of short-term debt	4,110	4,500
Repayments of short-term debt	(7,300)	(4,500)
Repayments of long-term debt	(62)	(58)
Taxes on vested stock grants	(515)	(515)
Net cash used in financing activities	(3,767)	(573)
Decrease in cash and cash equivalents	(3,966)	(4,855)
Cash and cash equivalents at beginning of year	5,638	9,031
Cash and cash equivalents at end of period	$1,672	$4,176
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$2,135	$2,076
Taxes paid	$2,100	$—
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	20,563,023	10,282	210,848	(3,333)	62,785	280,582	39,605	320,187
Net income	—	—	—	—	5,655	5,655	107	5,762
Other comprehensive income	—	—	—	(3,555)	—	(3,555)	—	(3,555)
Restricted stock issuance	94,014	47	(47)	—	—	—	—	—
Stock compensation	—	—	2,564	—	—	2,564	—	2,564
Shares withheld for taxes and tax benefit of vested shares	(20,559)	(11)	(603)	(11)	—	(625)	—	(625)
Warrants exercised	—	—	1	—	(1)	—	—	—
Balance, December 31, 2014	20,636,478	10,318	212,763	(6,899)	68,439	284,621	39,712	324,333
Net income	—	—	—	—	1,617	1,617	(16)	1,601
Other comprehensive income	—	—	—	(799)	—	(799)	—	(799)
Restricted stock issuance	39,010	20	(20)	—	—	—	—	—
Stock compensation	—	—	989	—	—	989	—	989
Shares withheld for taxes and tax benefit of vested shares	(21,913)	(11)	(504)	—	—	(515)	—	(515)
Modified share-based awards	—	—	(404)	—	—	(404)		(404)
Balance, March 31, 2015	20,653,575	$10,327	$212,824	$(7,698)	$70,056	$285,509	$39,696	$325,205
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
The periods ending March 31, 2015 and 2014 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s March 31, 2015 and December 31, 2014 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on results of operations, and are as follows:
Mineral Resources
In 2014, the Company expanded its water operations to not only manage water infrastructure and water assets but to also sell water on an annual basis to third parties as we did during the first quarters of 2015 and 2014. We determined during the third quarter of 2014 that water assets activity fit most appropriately with our other resource assets and will now be included in the mineral resources segment. As a result of this, the Company has reclassified prior year amortization associated with the purchase of water contracts from corporate expenses into mineral resources expenses on the consolidated statements of operations to conform to the current year presentation. The amortization amount reclassified for the three months ended March 31, 2014 was $338,000. The Company has also reclassified, for the three months ended March 31, 2014, water sales of $7,390,000 into mineral resources revenues and mineral resources expenses of $4,388,000 related to cost of water sales on the unaudited consolidated statements of operations from other income.
Farming
During the fourth quarter of 2014, the Company determined hay crop sales previously recorded in the resort/residential revenues segment related to farming activities within Centennial, fit most appropriately with our farming revenues segment. As a result, the Company has reclassified prior period hay crop sales and related cost of sales into the farming revenue and farming expenses, respectively, on the unaudited consolidated statements of operations to conform to the current year presentation. The hay crop sales reclassified for the three months ended March 31, 2014 was $265,000 and the related cost of sales was $191,000.
Pension Liability
The Company also reclassified our pension liability into other liabilities to conform to the current year presentation. The amount reclassified into other liabilities for the three months ended March 31, 2014 was $1,085,000.
Real Estate, Real Estate Development, and Property & Equipment
In the first quarter of 2015, the Company concluded that it was appropriate to classify its real estate held for development and its income producing real estate as real estate development and real estate and improvements - held for lease, net, respectively, on the Company’s consolidated financial statements. Previously, such balances had been classified within property and equipment. This change in the classification has no effect on previously reported consolidated statement of operations for any period. This change better reflects the current use of our real estate development assets.
Our commercial/industrial segment generates operating income from our real estate property through operating leases with various types of tenants. As a of result of this consideration, we determined during the first quarter of 2015 that these real estate properties fit most appropriately as real estate and improvements - held for lease, net on the unaudited consolidated financial statements.

As a Company, we are also involved in land entitlement and land development processes. Based on our consideration, we determined during the first quarter of 2015 that these activities fit most appropriately as real estate development on the unaudited consolidated financial statements.
Based on our considerations for bifurcating the real estate and real estate development activities on the unaudited consolidated financial statements as described above, the Company will present property and equipment activities separately on the unaudited consolidated financial statements. Amounts previously reported as property and equipment at December 31, 2014 have been classified as follows:

	As Originally Reported	As Currently Reported
Real estate and improvements - held for lease, net	$—	$20,226
Real estate developments	$—	$219,654
Property and equipment, net	$282,974	$43,094
	$282,974	$282,974
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
2.    EQUITY
Earnings Per Share (EPS)
Basic net income per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding during the year. Diluted net income per share attributable to common stockholders is based upon the weighted-average number of shares of common stock outstanding and the weighted-average number of shares outstanding assuming the issuance of common stock upon exercise of warrants to purchase common stock, and the vesting of restricted stock grants per ASC 260, “Earnings Per Share.”

	Three Months Ended March 31
	2015	2014
Weighted average number of shares outstanding:
Common stock	20,645,846	20,568,270
Common stock equivalents-stock options, grants	60,737	38,218
Diluted shares outstanding	20,706,583	20,606,488
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

($ in thousands)		March 31, 2015		December 31, 2014
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$2,567	$2,561	$2,522	$2,492
with unrecognized losses for more than 12 months		440	438	837	832
with unrecognized gains		5,784	5,801	5,379	5,395
Total Certificates of deposit	Level 1	8,791	8,800	8,738	8,719
US Treasury and agency notes
with unrecognized losses for less than 12 months		2,947	2,940	1,919	1,910
with unrecognized losses for more than 12 months		700	700	702	700
with unrecognized gains		2,860	2,892	1,182	1,207
Total US Treasury and agency notes	Level 2	6,507	6,532	3,803	3,817
Corporate notes
with unrecognized losses for less than 12 months		4,770	4,747	3,872	3,841
with unrecognized losses for more than 12 months		2,991	2,982	4,423	4,405
with unrecognized gains		16,663	16,736	16,897	16,963
Total Corporate notes	Level 2	24,424	24,465	25,192	25,209
Municipal notes
with unrecognized losses for less than 12 months		832	829	739	733
with unrecognized losses for more than 12 months		309	308	457	456
with unrecognized gains		2,987	3,006	3,183	3,206
Total Municipal notes	Level 2	4,128	4,143	4,379	4,395
		$43,850	$43,940	$42,112	$42,140
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
At March 31, 2015, the fair market value of investment securities exceeded the cost basis by $90,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. The Company believes that any unrealized losses in the portfolio are temporary and accordingly, has not recognized other-than-temporary impairment related to any securities as of March 31, 2015. The Company also believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of March 31, 2015, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $62,000, which includes estimated taxes of $25,000.
As of March 31, 2015, the Company’s gross unrealized holding gains equal $141,000 and gross unrealized holding losses equal $51,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

At March 31, 2015	2015	2016	2017	2018	2019	Total
Certificates of deposit	$2,889	$2,130	$831	$2,882	$—	$8,732
U.S. Treasury and agency notes	1,026	600	3,609	1,129	190	6,554
Corporate notes	6,078	6,704	6,498	4,342	—	23,622
Municipal notes	1,500	1,235	790	490	—	4,015
	$11,493	$10,669	$11,728	$8,843	$190	$42,923

At December 31, 2014	2015	2016	2017	2018	Total
Certificates of deposit	$4,213	$1,501	$831	2,149	$8,694
U.S. Treasury and agency notes	1,176	600	1,209	879	3,864
Corporate notes	9,588	6,704	6,498	1,625	24,415
Municipal notes	2,105	1,235	790	125	4,255
	$17,082	$10,040	$9,328	$4,778	$41,228
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
In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and now have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. Purchase costs in 2015 were $675 per acre-foot. For future years, the purchase cost is subject to annual increases based on the greater of the consumer price index and 3%.
The water purchased under the contract with Nickel is expected to be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
During the first three months of 2015, we sold 7,054 acre feet of water totaling $8,993,000 with a cost of $5,237,000, which are recorded in the mineral resources segment on the Unaudited Consolidated Statements of Operations. The Company also has an agreement to sell 500 acre-feet of water to a local water district during the first quarter of 2016. This commitment can be met through current water assets.

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial carrying cost on the books of the Company. Therefore there is no amortization expense related to these contracts. Water assets consist of the following:

(in acre feet, unaudited)	March 31, 2015	December 31, 2014
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	8,700	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	24,095	24,095
Transferable water*	14,786	15,229
Water Contracts	10,137	10,137
Total purchased water - third parties	49,018	49,461
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	37,544	38,401
Total purchased and contracted water sources in acre feet	107,858	109,158
*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 22,179 (14,786 x 1.5) acre feet.

($ in thousands)	March 31, 2015	December 31, 2014
Banked water and water for future delivery	$4,779	$4,779
Transferable water	9,049	9,309
Water Contracts (net of accumulated amortization of $4,525 and $4,188 at March 31, 2015 and December 2014, respectively)	32,274	32,612
Total long-term water assets	46,102	46,700
less: Current portion	(1,351)	(1,351)
	$44,751	$45,349

5.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	March 31, 2015	December 31, 2014
Accrued vacation	$786	$799
Accrued paid personal leave	605	613
Accrued bonus	689	1,023
Property tax payable	789	—
Other	443	339
	$3,312	$2,774
6.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	March 31, 2015	December 31, 2014
Revolving line of credit	$3,660	$6,850
Notes payable	74,400	74,459
Total short-term and long-term debt	78,060	81,309
Less line-of-credit and current maturities of long-term debt	$(3,907)	$(7,094)
	$74,153	$74,215

On October 13, 2014, the Company, through its wholly owned subsidiary Tejon Ranchcorp, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amends and restates the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility adds a $70,000,000 term loan, or Term Loan to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of March 31, 2015 and December 31, 2014, the RLC had a $3,660,000 and $6,850,000 outstanding balance, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the Calpine power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2015 and December 31, 2014, we were in compliance with all financial covenants.
During the third quarter of 2013, we entered into a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $4,400,000. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
7.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	March 31, 2015	December 31, 2014
Pension liability (See Note 12)	$3,029	$3,079
Interest rate swap liability (See Note 9)	3,622	2,227
Supplemental executive retirement plan liability (See Note 12)	7,475	7,431
Share-based awards liability (See Note 8)	1,469	1,065
	$15,595	$13,802
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.
8.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting; performance share grants that only vest upon the achievement of specified performance conditions such as corporate cash flow goals; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones.

The following is a summary of the Company's performance share grants with performance conditions for the three months ended March 31, 2015:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	99,184
Target performance	184,862
Maximum performance	340,129
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	March 31, 2015	December 31, 2014
Stock Grants Outstanding Beginning of the Year at Target Achievement	237,045	265,701
New Stock Grants/Additional shares due to maximum achievement	83,968	165,996
Vested Grants	(29,941)	(41,694)
Expired/Forfeited Grants	—	(152,958)
Stock Grants Outstanding March 31, 2015 at Target Achievement	291,072	237,045
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of March 31, 2015 was $6,025,000 and 26 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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
As discussed above, the performance share grant approved by the Board in March 2014, included the modification of existing performance milestone grants totaling 133,890 restricted stock units and the issuance of new performance share grants totaling 89,837 restricted stock units. The restricted stock units of the modified existing performance milestone grants have been accounted for as probable-to-probable modification since the Company has determined that achieving the existing performance milestones was probable. The unamortized total cost relating to these probable-to-probable modified performance share grants is being recognized ratably over the new requisite service period. The impact of modifying the existing performance stock grants is an annual expense of $1,109,000 over the service period. The values for the 2014 performance grants, including the new milestone grants, are fixed at threshold, target and maximum performance, meaning that the amount of shares at vesting will vary depending on the stock price at that time. The total value for these grants at maximum performance is $5,702,000. These grants cannot be settled in cash and there are sufficient registered shares in the equity compensation plans to meet the delivery requirements. See Note 7 (Other Liabilities) for the amount of liability.
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

The following table summarizes stock compensation costs for the Company's Employee 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

	Three Months Ended	Three Months Ended
Employee Plan:	March 31, 2015	March 31, 2014
Expensed	$741,000	$433,000
Capitalized	36,000	31,000
	777,000	464,000
NDSI Plan - Expensed	212,000	185,000
	$989,000	$649,000
9.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 6 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements. The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended March 31, 2015, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of March 31, 2015, the fair values of our interest rate swap agreement aggregating a liability balance were classified in other liabilities based upon its respective fair value. We had the following outstanding interest rate swap agreement designated as cash flow hedges of interest rate risk as of March 31, 2015 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value at March 31, 2015	Notional Amount at March 31, 2015
October 15, 2014	October 5, 2024	Level 2	4.11%	$(3,622)	$70,000
10.     INCOME TAXES
For the three months ended March 31, 2015, the Company's net income tax expense was $862,000 compared to a net income tax expense of $541,000 for the three months ended March 31, 2014. These represent effective income tax rates of approximately 35% and 32% for the three months ended March 31, 2015 and, 2014, respectively. The effective tax rate for the first three months of 2015 is based on forecasted annual pre-tax income for 2015 and lower estimated oil depletion allowances as a result of the decrease in oil revenues as compared to the same period in 2014. For March 31, 2015, we had an income tax payable of $465,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. During the first three months ended March 31, 2015, the Company made $2,100,000 of income tax payments for the 2015 tax year.
11.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum future annual payments in 2015 of approximately $7,900,000. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. These contracts for the supply of future water run through 2035 and 2044. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. As discussed in Note 4 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running through 2044.
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC West development. As of March 31, 2015 there were no additional improvement funds remaining from the West CFD bonds. During the first quarter of 2015, the East CFD reimbursed the Company approximately $4,971,000 for public infrastructure. After this payment there are now no funds remaining in the East CFD improvement fund. During 2014, the Company paid approximately $933,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not currently required to recognize an obligation.
In July 2014, the Company received a copy of a Notice of Intent to Sue, or Notice, dated July 17, 2014 indicating that the Center for Biological Diversity, the Wishtoyo Foundation and Dee Dominguez intend to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, under the federal Endangered Species Act challenging USFWS's approval of the Company's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, or ITP, to the Company for the take of federally listed species. The foregoing approvals authorize, among other things, removal of California condor habitat associated with the Company's potential future development of Tejon Mountain Village. No lawsuit has been filed at this time. It is not possible to predict whether any lawsuit will actually be filed or whether the Company will incur any damages from such a lawsuit.
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
On September 24, 2012, Robinson filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 26, 2012, the Court of Appeals issued its time schedule order calling for briefing to be completed by February, 2013. Robinson's brief was due to be filed on January 2, 2013. On February 26, 2013, the Ninth Circuit issued an order dismissing the appeal for failure to prosecute including failure to file an opening brief. Forty-five days later, Robinson's counsel filed a motion to reinstate the appeal. As a reason Robinson’s new counsel offered that he overlooked the court of appeal's briefing schedule order and assumed that state court procedure would be followed. In response, the Company and the County filed oppositions to the motion to reinstate the appeal. Despite objections by the Company and the County (in which the U.S. Department of Justice, or the DOJ, did not join), the Ninth Circuit granted Robinson's motion to reinstate, rejected the appeal of that reinstatement decision by the County and the Company, and set a due date of July 7, 2013 for the opposition briefs of the Company and the County to be filed. Thereafter, the DOJ and the County exercised their right to obtain an automatic 30-day extension to August 6, 2013, and the Company filed an unopposed motion (which the Ninth Circuit granted) extending the Company's date for its opposition brief to August 6, 2013 as well. The Company filed its answering brief and supplemental excerpts of record on August 27, 2013. The County and DOJ both filed their answering briefs on September 17, 2013. The plaintiff filed a short reply brief on November 4, 2013. The matter is now fully briefed. The Ninth Circuit initially scheduled an oral argument to occur on Wednesday, May 14, 2014, but counsel for Robinson filed a motion to continue the argument due to a scheduling conflict. A new oral argument was set for November 20, 2014 and was conducted as scheduled. Questions from the panel members seemed to indicate skepticism about Robinson's claims. No written opinion has been received yet, but it is anticipated that one will be received during the second quarter of 2015. In the meantime, the Company continues to believe that a negative outcome of this case is remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.

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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February, 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement, or the Woods Class Settlement. On March 4, 2015, the settling parties, including the Company, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. The court has scheduled several weeks commencing on August 3, 2015, for 1) Approval of the Woods Class Settlement, 2) prove-up of the proposed Judgment and Physical Solution, and 3) to hear evidence of all non-settling parties' claims to groundwater. Because the settlement remains subject to court approval and given the complex nature of the adjudication, at this time it is difficult to ascertain what the outcome of the court proceedings will be or whether an alternative Judgment and Physical Solution will be approved by the court, and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.
Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity (collectively, “Central Delta”), filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources, or DWR, Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD. The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.”
The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or “KWB”, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority (“KWBA”), whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR. The Company is named on the ground that it “controls” TCWD. Another lawsuit was filed in Sacramento by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts (“Rosedale”), which is before the same court, asserting that the remedial EIR did not adequately evaluate potential impacts arising from future operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. In an initial favorable ruling on January 25, 2013, the court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s California Environmental Quality Act, or CEQA claims, except the Rosedale claims, which were joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality.
On November 24, 2014 the court issued a writ of mandate that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and Rosedale plaintiffs. The writ of mandate requires DWR to certify the revised EIR by December 31, 2015. DWR is proceeding to prepare the revised EIR. We are uncertain as to whether in the future the writ of mandate or the revised EIR could result in some curtailment in KWBA operations. To the extent there may be an adverse outcome on the claims, the monetary value cannot be estimated at this time.
On November 24, 2014 the court entered a judgment in the Central Delta case (1) dismissing the challenges to the validity of the Monterey Amendments and the transfer of the KWB in their entirety and (2) granting in part, and denying, in part, the CEQA petition for writ of mandate. Central Delta has appealed the judgment and the KWBA and certain other parties have filed a cross-appeal with regard to the CEQA cause of action. The appeals are pending in the California Court of Appeal.

On December 3, 2014 the court entered judgment in the Rosedale case (i) in favor of the Rosedale parties in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed.
12.    RETIREMENT PLANS
The Company has a defined benefit plan that covers many of its employees, or the Benefit Plan. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $600,000 to the plan during 2015.
Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At March 31, 2015, the investment mix was approximately 58% equity, 34% debt, and 8% money market funds. At December 31, 2014, the investment mix was approximately 59% equity, 30% debt and 11% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 4.3% in 2015 and 2014. The expected long-term rate of return on plan assets is 7.5% in 2015 and 2014. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014
Cost components:
Service cost-benefits earned during the period	$(66)	$(90)
Interest cost on projected benefit obligation	(117)	(101)
Expected return on plan assets	154	136
Net amortization and deferral	(70)	(470)
Total net periodic pension cost	$(99)	$(525)

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
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014
Cost components:
Service cost-benefits earned during the period	$—	$(80)
Interest cost on projected benefit obligation	(69)	(55)
Net amortization and deferral	(84)	(57)
Total net periodic pension cost	$(153)	$(192)
13.    BUSINESS SEGMENTS
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
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014
Commercial leases	$2,145	$1,863
Grazing leases	387	368
All other land management ancillary services	830	711
Total revenue	3,362	2,942
Equity in earnings of unconsolidated joint ventures	1,150	459
Revenues and equity in earnings of unconsolidated joint ventures	$4,512	$3,401
The resort/residential real estate land development segment produces revenues from management fees and is actively involved in the land entitlement and pre-development process.
The revenue components of the resort/residential real estate land development segment, which represented management fees from TMV prior to us acquiring the remaining ownership interest from our joint venture partner, were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014
Management fees	—	90
Other	—	3
Total revenue	—	93
Equity in earnings (losses) of unconsolidated joint ventures	—	(21)
Revenues and equity in earnings of unconsolidated joint ventures	$—	$72
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The revenue components of the mineral resources segment was as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014
Oil and gas	$776	$1,740
Water sales	8,993	7,390
Rock aggregate	102	263
Cement	242	205
Land lease for oil exploration	87	56
Total revenue	$10,200	$9,654

The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended March 31
	2015	2014
Almonds	$2,716	$1,276
Pistachios	249	308
Wine grapes	—	—
Hay	93	262
Total crop proceeds	3,058	1,846
Other farming revenues	13	—
Total farming revenues	$3,071	$1,846

14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation or is a voting interest entity and is controlled by the Company. The Company’s investment in its unconsolidated joint ventures at March 31, 2015 was $32,666,000. The equity in the income of the unconsolidated joint ventures was $1,150,000 for the three months ended March 31, 2015. The unconsolidated joint ventures have not been consolidated as of March 31, 2015, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At March 31, 2015, the Company had an equity investment balance of $17,609,000 in this joint venture.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The Five-West Parcel joint venture currently has an outstanding bank loan with a balance of $11,000,000. The note has been extended to May 2016 in connection with the one-year lease extension of Dollar General and is fully secured by the building as well as guarantees from each partner. We do not believe the bank will call on the guarantees provided. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development.

The third joint venture, formed during the second quarter of 2013, is the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage a 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. This joint venture is separate from the aforementioned agreement to develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of March 31, 2015, had an outstanding balance of $51,134,000.
At March 31, 2015, the Company’s combined equity investment balance in these three joint ventures was $15,057,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes (owned by TRI Pointe Homes), Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At March 31, 2015 the Company had a 74.08% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of March 31, 2015 and December 31, 2014 and unaudited condensed statements of operations for the three months ended March 31, 2015 and March 31, 2014 are as follows:
Statement of Operations for the three months ended March 31, 2015

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Revenues	$21,861	$995	$7	$2,069	$24,932	$93
Net income (loss)	$1,934	$182	$(2)	$(201)	$1,913	$(62)
Partner’s share of net income (loss)	$774	$91	$(1)	$(101)	$763	$(16)
Equity in earnings (losses)	$1,160	$91	$(1)	$(100)	$1,150	$—
Balance Sheet Information as of March 31, 2015

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$20,131	$2,489	$33	$3,653	$26,306	$103
Property and equipment, net	48,170	14,341	4,639	66,067	133,217	78,032
Other assets	—	74	—	20,930	21,004	14
Long-term debt	(15,604)	(11,000)	—	(51,134)	(77,738)
Other liabilities	(2,683)	(592)	(5)	(1,744)	(5,024)	(345)
Net assets	$50,014	$5,312	$4,667	$37,772	$97,765	$77,804
Statement of Operations for the three months ended March 31, 2014

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	TRCC/Rock Outlet Center	Tejon Mountain Village*	Total	Centennial-VIE
Revenues	$25,053	$844	$16	$—	$—	$25,913	$269
Net income (loss)	$998	$59	$5	$(344)	$(42)	$676	$68
Partner’s share of net income (loss)	$399	$30	$2	$(172)	$(21)	$238	$18
Equity in earnings (losses)	$599	$29	$3	$(172)	$(21)	$438	$—
*The Company purchased DMB TMV LLC's membership interest in the Tejon Mountain Village joint venture on July 15, 2014.
Balance Sheet Information as of December 31, 2014

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$18,960	$3,834	$5	$2,302	$25,101	$651
Property and equipment, net	48,011	14,869	4,617	66,112	133,609	77,373
Other assets	181	67	—	19,624	19,872
Long-term debt	(15,808)	(11,000)	—	(45,449)	(72,257)
Other liabilities	(3,263)	(440)	(2)	(4,616)	(8,321)	(158)
Net assets	$48,081	$7,330	$4,620	$37,973	$98,004	$77,866

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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is the Tejon Ranch Commerce Center, or TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Within our resort/residential segment, the three active developments are Tejon Mountain Village, or TMV, Centennial, and the Grapevine Development Area, or Grapevine. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios.
For the first three months of 2015 we had net income attributable to common stockholders of $1,617,000 compared to net income attributable to common stockholders of $1,113,000 for the first three months of 2014. This increase was primarily attributable to higher water sales, improved farming operating income resulting from the sale of 2014 almond crop inventory, increases in commercial operating income primarily attributable to an increase in development fees as well as property management fees tied to our increasing commercial operations, and an increase in our equity in earnings from our TA/Petro joint venture due to higher net operating margins. These increases were partially offset by increases in operating expenses mainly from increases in mineral resources and farming expenses associated with an increase of cost of water sales and cost of almond sales, respectively.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 13 (Business Segments) of the Notes to Unaudited Consolidated Financial Statements.
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
Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014. Please refer to that filing for a description of our critical accounting policies.
Results of Operations
Comparison of three months ended March 31, 2015 to three months ended March 31, 2014
Total revenues for the first three months of 2015 were $16,633,000 compared to $14,535,000 for the first three months of 2014. This increase of $2,098,000, or 14%, in total revenues is mainly attributable to an increase in farming revenues of $1,225,000 resulting from an increase in almond sales and an increase in mineral resources revenues of $546,000 primarily due to water sales as described below.
Commercial/industrial real estate segment revenues were $3,362,000 for the first three months of 2015, an increase of $420,000, or 14%, compared to the first three months of 2014. This increase is primarily attributable to an increase of $198,000 in property management fees as we expanded our services to the outlet center and received final development fee payments related to the construction of the outlet center. Ancillary service revenues increased $146,000 due to higher landscape maintenance fees, hunting fees, and improved filming revenues.
Commercial/industrial real estate segment expenses were $3,202,000 during the first three months of 2015, a decrease of $109,000, or 3%, compared to the same period in 2014, primarily due to a $96,000 increase in costs capitalized to construction in progress as a result of increased infrastructure activity within TRCC.
Resort/residential real estate segment revenues represented management fees from TMV prior to us acquiring the remaining ownership interest from our joint venture partner. The decrease of $93,000 when compared to the same period in 2014 is attributable to us no longer earning the management fees due to the purchase of the remaining ownership interests in the joint venture from our partner.
Resort/residential real estate expenses increased $287,000, or 62%, during the first three months of 2015, compared to the same period in 2014 primarily due to a $190,000 increase in employee and payroll related expenses due to increased staffing. The increase in staffing is the direct result of taking over the TMV and Grapevine developments. Professional services rendered also increased as we expanded our activities at TMV and Grapevine.
Mineral resources segment revenues increased $546,000, or 6%, to $10,200,000 during the first three months of 2015 compared to the same period in 2014. The $546,000 increase is primarily due to the sale of 7,054 acre feet of water totaling $8,993,000 an increase of $1,603,000 compared to 2014. During the first quarter of 2015, we determined we had excess water supply for our 2015 needs, thus we sold the entire allotment of the 2015 Nickel water we purchased plus carryforward inventory from 2014. This increase was partially offset by a $970,000 decrease in oil royalty revenues resulting mainly from a lower average price per barrel of oil. The average price per barrel of oil decreased by 59% to approximately $40 per barrel in the first quarter of 2015 from approximately $97 per barrel in 2014. The price decline also led to a decrease in production as compared to the same period in 2014.
Mineral resources segment expenses increased $893,000, or 19%, to $5,694,000 during the first three months of 2015 compared to the same period in 2014, primarily due to an increase of $849,000 in cost of sales for water.
Farming revenues segment increased $1,225,000, or 66%, to $3,071,000 during the first three months of 2015 compared to the same period in 2014. This increase is primarily due to a $1,439,000 increase in almond revenues because of a 75% increase in pounds sold. The increase in pounds sold is mainly due to a higher 2014 crop carryover inventory compared to the prior year and a 22% increase in average price. This increase was partially offset by a decrease of $169,000 in ancillary hay crop sales.
Farming expenses increased $479,000, or 26%, to $2,343,000 during the first three months of 2015 compared to the same period in 2014. This increase was primarily due to a $303,000 increase in almond cost of sales mainly due to the increase in pounds sold resulting from higher 2014 crop carryover. There was also an increase of $107,000 resulting from an increase in fixed water costs related to higher cost water resources and associated power costs related to that water. We expect to see higher water costs throughout 2015 as the drought in California continues and higher cost water is being delivered from the water districts that supply us water.
Corporate general and administrative costs increased $437,000, or 14%, to $3,523,000 during the first three months of 2015 compared to the same period in 2014, primarily due to a $469,000 increase in employee compensation due to an increase in staffing, performance-based bonuses and related payroll expenses. There was also a $248,000 increase in share-based compensation tied to performance objectives and time-based criteria to key executives and employees due to the timing of grants in 2014. Professional services primarily attributable to public company related expenses, such as the timing of audit services, also increased $162,000 when compared to the same period in 2014. These increases were partially offset by a $462,000 decrease in pension expense resulting mainly from pension settlements that occurred during the same period in 2014.
Our share of earnings from our joint ventures was $1,150,000, an increase of $712,000, or 163%, during the first three months of 2015 when compared to the same period in 2014 primarily due to $562,000 higher net income from our TA/Petro joint venture as a result of improving net operating income from both fuel and non-fuel operations driven by higher customer traffic.
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities and timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year. At this time in the crop growing cycle, it is too early for us to estimate 2015 crop production or revenue.
General Outlook
As we continue forward in 2015 our commercial retail activity will continue to grow as new leases come on line with Carl's Jr, Starbucks, and a quick fire pizza offering. We will also be beginning development of a new multi-tenant building in which we are currently in negotiations with two restaurant operations. Later in 2015, we expect a new convenience store and gas station to open at TRCC-East. The convenience store and gas station is being developed by our TA/Petro joint venture.
The logistics operators currently located within our development have demonstrated success in serving all of California and the western region of the United States and we are building off of their success in our marketing efforts. We will continue to focus our efforts for TRCC-East and TRCC-West on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the success that the current tenants and owners within our development have experienced to capture more of the warehouse distribution market. Our strategy fits within the logistics model that many companies are using, which favors large centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. We believe that our ability to provide fully entitled shovel-ready land parcels to support buildings of 1.0 million feet or larger can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside, and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During 2015, vacancy rates in the Inland Empire were comparable to 2014, primarily due to the development of new buildings for lease. Without the increase in new development the vacancy rate would have declined. The low vacancy rates have also led to an increase in lease rates within the Inland Empire which has translated into land prices nearing the peak levels experienced in 2007/2008. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
We expect that the commercial/industrial segment will continue to incur costs, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.
Most of the expenditures incurred within our resort/residential segment will be focused on the achievement of entitlement for the Grapevine Development Area, Centennial, and activities necessary to prepare a development business plan for TMV.
All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. It is too early in the crop growing season to begin estimating our 2015 crop harvests. At this point in the year what we do know is that the bloom for our almond and pistachio orchards was light compared to historical standards, which often times can indicate reduced production. The drought continues to negatively impact farming within California with areas of limited water removing orchards and vineyards. Our operating results for the first quarter of 2015 were not impacted by the drought due to our various water contracts and internal water sources.
Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. As a result of current changes in oil markets, we expect to see lower prices continue to negatively impact us throughout 2015.
The operations of the Company are seasonal and future results of operations cannot be predicted based on quarterly results. Future real estate sales and leasing activity are dependent on market circumstances and specific opportunities and therefore are difficult to predict from period to period.
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 11 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2015, the Company incurred a net income tax expense of $862,000 compared to a net income tax expense of $541,000 for the three months ended March 31, 2014. These represent effective income tax rates of approximately 35% and 32% for the three months ended March 31, 2015 and, 2014, respectively. The effective tax rate for the first three months of 2015 is based on forecasted annual pre-tax income for 2015 and lower estimated oil depletion allowances as a result of the decrease in oil revenues as compared to the same period in 2014. As of March 31, 2015, we had an income tax payable of $465,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses.
Cash Flow and Liquidity
We manage our cash and marketable securities along with cash flow to allow us to pursue our strategies of land entitlement, development, farming, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, cash and investments, and short-term borrowings from our bank credit facilities, and long-term debt tied to revenue producing assets. In the past, we have also issued common stock and used the proceeds for capital investment activities. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, ensure adequate future water supplies, and provide funds for general land development activities. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.
Our cash, cash equivalents and marketable securities totaled $45,612,000 at March 31, 2015, a decrease of $2,166,000, or 5%, from the corresponding amount at the end of 2014. Cash, cash equivalents and marketable securities decreased during the first three months of 2015 due to property and equipment expenditures and real estate development costs which included infrastructure development costs, payments on our revolving line of credit and funds invested in marketable securities. These decreases were partially offset by a distribution from one of our Rockefeller unconsolidated joint ventures and reimbursement proceeds for public infrastructure costs from the East CFD.
The following table shows our cash flow activities for the three months ended March 31:

(in thousands)	2015	2014
Operating activities	$1,744	$4,783
Investing activities	$(1,943)	$(9,065)
Financing activities	$(3,767)	$(573)
Operating Activities
During the first three months of 2015, our operations provided $1,744,000 of cash primarily attributable to net income including adjustments for non-cash items and increases in payables. During the first three months of 2014, our operations provided $4,783,000 of cash primarily attributable to net income from the sale of water and collection of farming accounts receivable.

Investing Activities
During the first three months of 2015, investing activities used $1,943,000 of cash primarily as a result of $6,117,000 in capital expenditures during the first three months of 2015 consisting of $2,936,000 of investments in TRCC infrastructure, primarily associated with expansion of road infrastructure, utilities, and buildings on land at TRCC-East, $1,885,000 related to the Grapevine Development Area for entitlement activities, $607,000 related to TMV pre-development activities, and $471,000 related to Centennial Founders LLC for entitlement activities. The remaining capital expenditures related to ordinary capital expenditures such as IT equipment replacements and computer software. These investing activities uses were partially offset by the receipt of $4,971,000 in reimbursement proceeds for public infrastructure costs through the East CFD and a $1,100,000 distribution from our Rockefeller unconsolidated joint venture partner.
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
Our estimated capital investment for the remainder of 2015 will be primarily related to real estate projects. Estimated capital investment includes approximately $8,000,000 of infrastructure development at TRCC-East and West. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We also expect to invest approximately $1,000,000 to complete development of new grape vineyards and begin removal of old vineyards and almonds as a part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to an additional $5,000,000 for land planning and entitlement activities for the Grapevine Development Area and approximately $2,000,000 for TMV pre-development activities. We may potentially invest up to $3,000,000 throughout the remainder of 2015 in Centennial Founders LLC for entitlement work. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $2,000,000 in water assets and infrastructure. We are also planning to invest approximately $800,000 in the replacement of operating equipment, such as farm equipment, and updates to our information technology systems.
Financing Activities
During the first three months of 2015, financing activities used $3,767,000 in cash mainly due to the timing of net repayments on the Company's line-of-credit. At March 31, 2015, there was an outstanding balance of $3,660,000 on our revolving line-of-credit. This use of cash was also tied to the buyback of stock at time of the vesting of stock grants for the payment of payroll taxes. During the first three months of 2014, financing activities used $573,000 in cash. This use of cash was primarily tied to the buyback of stock at time of the vesting of stock grants for the payment of payroll taxes. At March 31, 2014, there was no outstanding balance on our line of credit.
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
Capital Structure and Financial Condition
At March 31, 2015, total capitalization at book value was $399,605,000 consisting of $74,400,000 of long-term debt and $325,205,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 18.6%, which is slightly lower than the long-term debt-to-total-capitalization ratio at December 31, 2014.
The Company has a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At March 31, 2015 the RLC had an outstanding balance of $3,660,000. At December 31, 2014, the RLC had an outstanding balance of $6,850,000.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the Calpine power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2015 and December 31, 2014, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The current outstanding balance is $4,400,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
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
As noted above, at March 31, 2015, we had $45,612,000 in cash and securities and have $26,340,000 available on credit lines to meet any short-term liquidity needs.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2015, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$286,248	$7,765	$15,942	$16,517	$246,024
Long-term debt	74,400	185	4,475	7,844	61,896
Interest on long-term debt	23,765	2,340	5,970	5,381	10,074
Revolving line of credit borrowings	3,660	3,660	—	—	—
Cash contract commitments	10,693	8,484	1,138	—	1,071
Defined Benefit Plan	3,477	175	485	696	2,121
SERP	4,320	438	882	884	2,116
Tejon Ranch Conservancy	5,400	800	1,600	1,600	1,400
Financing fees and interest	190	190	—	—	—
Total contractual obligations	$412,153	$24,037	$30,492	$32,922	$324,702
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
As discussed in Note 12 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We estimate that we will contribute approximately $600,000 to the pension plan over the next twelve months.
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
Estimated water payments include SWP contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP

contracts have now been transferred to AVEK for our use in the Antelope Valley. In addition, in late 2013 we purchased the assignment of a contract to purchase water. The assigned water contract is with Nickel Family, LLC and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running through 2044. Please refer to Note 4 (Long-Term Water Assets) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding water assets.
Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFD:

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1 -3 Years	4 -5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$5,426		$5,426	$—	$—
Total other commercial commitments	$5,426	$—	$5,426	$—	$—
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at March 31, 2015.
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
Our current RLC has an outstanding balance of $3,660,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $70,000,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $4,400,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2015
(In thousands except percentage data)

								Fair Value at
	2015	2016	2017	2018	2019	Thereafter	Total	03/31/2015
Assets:
Marketable securities	$11,552	$10,921	$12,062	$9,125	$190	$—	$43,850	$43,940
Weighted average interest rate	1.39%	1.25%	1.13%	1.77%	1.67%	—%	1.37%
Liabilities:
Revolving line of credit	$3,660	$—	$—	$—	$—	$—	$3,660	$3,660
Weighted average interest rate (Revolving line of credit)	1.69%	—%	—%	—%	—%	—%	1.69%
Long-term debt ($4.75M note)	$185	$255	$266	$277	$289	$3,128	$4,400	$4,400
Weighted average interest rate ($4.75M note)	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$—	$561	$3,393	$3,563	$3,715	$58,768	$70,000	$70,000
Weighted average interest rate ($70.0M note)	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

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
Commodity Price Exposure
As of March 31, 2015, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2014 and 2015 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $6,072,000 of accounts receivable outstanding at March 31, 2015, $3,235,000 or 53%, is at risk to changing prices. Of the amount at risk to changing prices, $1,397,000 is attributable to pistachio and $1,838,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2014 was $5,193,000, or 61% of the total accounts receivable of $8,506,000.
The price estimated for recording accounts receivable for pistachios recorded at March 31, 2015 was $2.68 per pound, as compared to $2.76 per pound at December 31, 2014. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $1,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $4.64. With respect to almonds, the price estimated for recording the receivable was $4.01 per pound, as compared to $3.89 per pound at December 31, 2014. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $5,000. The range of final prices over the last three years for almonds has ranged from $1.71 to $4.24 per pound.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4

10.5	Petro Travel Plaza Operating Agreement	FN 5

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 22

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 19
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, is incorporated herein by reference.

FN 20
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.30 to our Current Report on Form 8-K filed on July 16, 2014, is incorporated herein by reference.

FN 21
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibits 10.31-10.33 to our Current Report on Form 8-K filed on October 17, 2014, is incorporated herein by reference.

FN 22
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

May 11, 2015	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Executive Vice President, Chief Financial Officer