Form 10-Q
period 2015-06-30
TEJON RANCH CO
filed 2015-08-10
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2015 was 20,669,350.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30

	2015	2014	2015	2014
Revenues:
Real estate - commercial/industrial	$3,025	$2,553	$6,387	$5,495
Real estate - resort/residential	—	90	—	183
Mineral resources	2,652	2,754	12,852	12,408
Farming	1,323	2,924	4,394	4,770
Total revenues	7,000	8,321	23,633	22,856
Costs and Expenses:
Real estate - commercial/industrial	3,095	3,336	6,297	6,647
Real estate - resort/residential	576	687	1,327	1,151
Mineral resources	723	626	6,417	5,427
Farming	1,244	1,428	3,587	3,292
Corporate expenses	2,764	2,270	6,287	5,356
Total expenses	8,402	8,347	23,915	21,873
Operating income (loss)	(1,402)	(26)	(282)	983
Other Income:
Investment income	142	185	297	383
Other income	17	20	55	47
Total other income	159	205	352	430
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	(1,243)	179	70	1,413
Equity in earnings of unconsolidated joint ventures, net	1,656	1,148	2,806	1,586
Income before income tax expense	413	1,327	2,876	2,999
Income tax expense	36	479	898	1,020
Net income	377	848	1,978	1,979
Net loss attributable to non-controlling interest	(29)	(26)	(45)	(8)
Net income attributable to common stockholders	$406	$874	$2,023	$1,987
Net income per share attributable to common stockholders, basic	$0.02	$0.04	$0.10	$0.10
Net income per share attributable to common stockholders, diluted	$0.02	$0.04	$0.10	$0.10

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30

	2015	2014	2015	2014
Net income	$377	$848	$1,978	$1,979
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(119)	(1)	(57)	11
Benefit plan adjustments	—	—	—	(474)
Benefit plan reclassification for losses included in net income	—	—	—	407
Unrealized gains on interest rate swap	1,794	—	399	—
Other comprehensive income (loss) before taxes	1,675	(1)	342	(56)
Provision benefit from income taxes related to other comprehensive income (loss) items	(670)	—	(136)	186
Other comprehensive income (loss)	1,005	(1)	206	130
Comprehensive income	1,382	847	2,184	2,109
Comprehensive loss attributable to non-controlling interests	(29)	(26)	(45)	(8)
Comprehensive income attributable to common stockholders	$1,411	$873	$2,229	$2,117
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2015
	(unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$111	$5,638
Marketable securities - available-for-sale	39,289	42,140
Accounts receivable	3,825	8,506
Inventories	9,986	4,098
Prepaid expenses and other current assets	6,278	4,456
Deferred tax assets	952	1,089
Total current assets	60,441	65,927
Real estate and improvements - held for lease, net	20,130	20,226
Real estate development (includes $78,555 at June 30, 2015 and $77,131 at December 31, 2014, attributable to Centennial Founders LLC, Note 14)	224,733	219,654
Property and equipment, net	44,764	43,094
Investments in unconsolidated joint ventures	34,362	32,604
Long-term water assets	44,482	45,349
Long-term deferred tax assets	3,487	3,487
Other assets	1,758	1,774
TOTAL ASSETS	$434,157	$432,115
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$5,582	$3,347
Accrued liabilities and other	3,402	2,774
Income taxes payable	501	1,703
Deferred income	1,210	1,164
Revolving line of credit	3,960	6,850
Current maturities of long-term debt	249	244
Total current liabilities	14,904	16,082
Long-term debt, less current portion	74,089	74,215
Long-term deferred gains	3,816	3,683
Other liabilities	12,327	13,802
Total liabilities	105,136	107,782
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,661,590 at June 30, 2015 and 20,636,478 at December 31, 2014	10,331	10,318
Additional paid-in capital	215,254	212,763
Accumulated other comprehensive loss	(6,693)	(6,899)
Retained earnings	70,462	68,439
Total Tejon Ranch Co. Stockholders’ Equity	289,354	284,621
Non-controlling interest	39,667	39,712
Total equity	329,021	324,333
TOTAL LIABILITIES AND EQUITY	$434,157	$432,115

See accompanying notes.
TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30
	2015	2014
Operating Activities
Net income	$1,978	$1,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,431	2,449
Amortization of premium/discount of marketable securities	328	392
Equity in earnings of unconsolidated joint ventures	(2,806)	(1,586)
Non-cash retirement plan expense	507	851
Deferred income taxes	1	—
Stock compensation expense	1,900	1,562
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(2,830)	521
Current liabilities	124	(4,040)
Net cash provided by operating activities	1,633	2,128
Investing Activities
Maturities and sales of marketable securities	14,665	8,352
Funds invested in marketable securities	(12,200)	(6,142)
Property and equipment expenditures	(12,113)	(11,479)
Reimbursement proceeds from Communities Facilities District	4,971	—
Investment in unconsolidated joint ventures	—	(9,532)
Distribution of equity from unconsolidated joint ventures	1,100	—
Investments in long-term water assets	—	(482)
Other	(38)	453
Net cash (used in) provided by investing activities	(3,615)	(18,830)
Financing Activities
Borrowings of short-term debt	10,560	14,700
Repayments of short-term debt	(13,450)	(4,500)
Repayments of long-term debt	(126)	(116)
Taxes on vested stock grants	(529)	(515)
Net cash used in financing activities	(3,545)	9,569
Decrease in cash and cash equivalents	(5,527)	(7,133)
Cash and cash equivalents at beginning of year	5,638	9,031
Cash and cash equivalents at end of period	$111	$1,898
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$1,383	$1,183
Taxes paid	$2,117	$—
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	20,563,023	$10,282	$210,848	$(3,333)	$62,785	$280,582	$39,605	$320,187
Net income	—	—	—	—	5,655	5,655	107	5,762
Other comprehensive loss	—	—	—	(3,555)	—	(3,555)	—	(3,555)
Restricted stock issuance	94,014	47	(47)	—	—	—	—	—
Stock compensation	—	—	2,564	—	—	2,564	—	2,564
Shares withheld for taxes and tax benefit of vested shares	(20,559)	(11)	(603)	(11)	—	(625)	—	(625)
Warrants exercised	—	—	1	—	(1)	—	—	—
Balance, December 31, 2014	20,636,478	10,318	212,763	(6,899)	68,439	284,621	39,712	324,333
Net income (loss)	—	—	—	—	2,023	2,023	(45)	1,978
Other comprehensive income	—	—	—	206	—	206	—	206
Restricted stock issuance	47,025	24	(24)	—	—	—	—	—
Stock compensation	—	—	1,968	—	—	1,968	—	1,968
Shares withheld for taxes and tax benefit of vested shares	(21,913)	(11)	(518)	—	—	(529)	—	(529)
Modified share-based awards	—	—	1,065	—	—	1,065	—	1,065
Balance, June 30, 2015	20,661,590	$10,331	$215,254	$(6,693)	$70,462	$289,354	$39,667	$329,021
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The periods ending June 30, 2015 and 2014 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s June 30, 2015 and December 31, 2014 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on results of operations, and are as follows:
Mineral Resources
In 2014, the Company expanded its water operations to not only manage water infrastructure and water assets but to also sell water on an annual basis to third parties. We continued these sales during the first and second quarters of 2015 and 2014. We determined during the third quarter of 2014 that water assets activity fit most appropriately with our other resource assets and will now be included in the mineral resources segment. As a result of this, the Company has reclassified prior year amortization associated with the purchase of water contracts from corporate expenses into mineral resources expenses on the consolidated statements of operations to conform to the current year presentation. The amortization amount reclassified for the three months ended June 30, 2014 was $676,000. The Company has also reclassified, for the three- and six-months ended June 30, 2014, water sales of $312,000 and $7,703,000, respectively, into mineral resources revenues and mineral resources expenses of $135,000 and $4,524,000, respectively, related to cost of water sales on the unaudited consolidated statements of operations from other income.
Farming
During the fourth quarter of 2014, the Company determined that hay crop sales related to farming activities which were previously recorded as revenues in the resort/residential segment, fit most appropriately with our farming segment. As a result, the Company has reclassified prior period hay crop sales and related cost of sales into the farming revenue and farming expenses, respectively, on the unaudited consolidated statements of operations to conform to the current year presentation. The hay crop sales reclassified for the three months ended June 30, 2014 was $138,000 and the related cost of sales was $191,000.
The hay crop sales reclassified for the six months ended June 30, 2014 was $404,000 and the related cost of sales was $422,000.
Real Estate, Real Estate Development, and Property & Equipment
In the first quarter of 2015, the Company concluded that it was appropriate to classify its real estate held for development and its income producing real estate as real estate development and real estate and improvements - held for lease, net, respectively, on the Company’s consolidated financial statements. Previously, such balances had been classified within property and equipment, net. This change in the classification has no effect on previously reported consolidated statement of operations for any period. This change better reflects the current use of our real estate development assets.
Our commercial/industrial segment generates operating income from operating leases with various types of tenants. As a of result of this consideration, we determined during the first quarter of 2015 that these real estate properties fit most appropriately as real estate and improvements - held for lease, net on the unaudited consolidated financial statements.

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
Based on our considerations for bifurcating the real estate and real estate development activities on the unaudited consolidated financial statements as described above, the Company will present property and equipment activities separately on the unaudited consolidated financial statements. Amounts previously reported as property and equipment at December 31, 2014 have been classified as follows:

($ in thousands)	As Originally Reported	As Currently Reported
Real estate and improvements - held for lease, net	$—	$20,226
Real estate developments	$—	$219,654
Property and equipment, net	$282,974	$43,094
	$282,974	$282,974
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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Weighted average number of shares outstanding:
Common stock	20,660,797	20,586,190	20,653,363	20,577,280
Common stock equivalents-stock options, grants	69,701	35,406	64,554	40,323
Diluted shares outstanding	20,730,498	20,621,596	20,717,917	20,617,603
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

3.     MARKETABLE SECURITIES
ASC 320, “Investments – Debt and Equity Securities” requires that an enterprise classify all debt securities as either held-to-maturity, trading or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis. The following is a summary of available-for-sale securities at:

($ in thousands)		June 30, 2015		December 31, 2014
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$3,925	$3,899	$2,522	$2,492
with unrecognized losses for more than 12 months		620	619	837	832
with unrecognized gains		3,789	3,798	5,379	5,395
Total Certificates of deposit	Level 1	8,334	8,316	8,738	8,719
US Treasury and agency notes
with unrecognized losses for less than 12 months		723	720	1,919	1,910
with unrecognized losses for more than 12 months		200	200	702	700
with unrecognized gains		1,764	1,790	1,182	1,207
Total US Treasury and agency notes	Level 2	2,687	2,710	3,803	3,817
Corporate notes
with unrecognized losses for less than 12 months		8,049	7,996	3,872	3,841
with unrecognized losses for more than 12 months		2,520	2,507	4,423	4,405
with unrecognized gains		12,893	12,934	16,897	16,963
Total Corporate notes	Level 2	23,462	23,437	25,192	25,209
Municipal notes
with unrecognized losses for less than 12 months		1,532	1,518	739	733
with unrecognized losses for more than 12 months		641	634	457	456
with unrecognized gains		2,662	2,674	3,183	3,206
Total Municipal notes	Level 2	4,835	4,826	4,379	4,395
		$39,318	$39,289	$42,112	$42,140
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
At June 30, 2015, the fair market value of investment securities was $29,000 less than their cost basis. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. The Company believes that any unrealized losses in the portfolio are temporary and accordingly, has not recognized other-than-temporary impairment related to any securities as of June 30, 2015. The Company also believes that market factors such as changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer, have led to the temporary declines in value. In the future, based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of June 30, 2015, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $57,000, which includes estimated taxes of $23,000.
As of June 30, 2015, the Company’s gross unrealized holding income equal $88,000 and gross unrealized holding losses equal $117,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

At June 30, 2015	2015	2016	2017	2018	2019	Total
Certificates of deposit	$1,355	$2,492	$631	$3,800	$—	$8,278
U.S. Treasury and agency notes	419	100	959	1,079	188	2,745
Corporate notes	3,653	6,604	6,625	5,845	—	22,727
Municipal notes	1,080	1,325	940	1,355	—	4,700
	$6,507	$10,521	$9,155	$12,079	$188	$38,450

At December 31, 2014	2015	2016	2017	2018	Total
Certificates of deposit	$4,213	$1,501	$831	2,149	$8,694
U.S. Treasury and agency notes	1,176	600	1,209	879	3,864
Corporate notes	9,588	6,704	6,498	1,625	24,415
Municipal notes	2,105	1,235	790	125	4,255
	$17,082	$10,040	$9,328	$4,778	$41,228
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
In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and now have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. Purchase costs in 2015 were $675 per acre-foot. For future years, the purchase cost is subject to annual increases based on the greater of the consumer price index and 3%.
The water purchased under the contract with Nickel is expected to be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses.
During the first six months of 2015, we sold 7,922 acre feet of water totaling $10,165,000 with a cost of $5,483,000, which are recorded in the mineral resources segment on the unaudited consolidated statements of income. The Company also has an agreement to sell 500 acre-feet of water to a local water district during the first quarter of 2016. This commitment can be met through current water assets.

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial carrying cost on the books of the Company. Therefore, there is no amortization expense related to these contracts. Water assets consist of the following:

(in acre feet, unaudited)	June 30, 2015	December 31, 2014
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	8,700	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	24,095	24,095
Transferable water*	14,786	15,229
Water Contracts	10,137	10,137
Total purchased water - third parties	49,018	49,461
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	34,281	38,401
Total purchased and contracted water sources in acre feet	104,595	109,158
*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 22,179 (14,786 x 1.5) acre feet.

($ in thousands)	June 30, 2015	December 31, 2014
Banked water and water for future delivery	$4,779	$4,779
Transferable water	9,117	9,309
Water contracts (net of accumulated amortization of $4,863 and $4,188 at June 30, 2015 and December 2014, respectively)	31,937	32,612
Total long-term water assets	45,833	46,700
less: Current portion	(1,351)	(1,351)
	$44,482	$45,349

5.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	June 30, 2015	December 31, 2014
Accrued vacation	$813	$799
Accrued paid personal leave	607	613
Accrued bonus	1,697	1,023
Other	285	339
	$3,402	$2,774
6.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	June 30, 2015	December 31, 2014
Revolving line of credit	$3,960	$6,850
Notes payable	74,338	74,459
Total short-term and long-term debt	78,298	81,309
Less line-of-credit and current maturities of long-term debt	$(4,209)	$(7,094)
	$74,089	$74,215

On October 13, 2014, the Company, through its wholly owned subsidiary Tejon Ranchcorp, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amends and restates the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC, or TMV. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of June 30, 2015 and December 31, 2014, the RLC had a $3,960,000 and $6,850,000 outstanding balance, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2015 and December 31, 2014, we were in compliance with all financial covenants.
During the third quarter of 2013, we entered into a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $4,338,000. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
7.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	June 30, 2015	December 31, 2014
Pension liability (See Note 12)	$2,980	$3,079
Interest rate swap liability (See Note 9)	1,828	2,227
Supplemental executive retirement plan liability (See Note 12)	7,519	7,431
Share-based awards liability (See Note 8)	—	1,065
	$12,327	$13,802
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.
8.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals, or Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones, or Performance Milestone Grants.

The following is a summary of the Company's performance share grants with performance conditions for the six months ended June 30, 2015:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	99,184
Target performance	184,862
Maximum performance	340,129
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	June 30, 2015	December 31, 2014
Stock grants outstanding beginning of the year at target achievement	237,045	265,701
New stock grants/additional shares due to maximum achievement	83,968	165,996
Vested grants	(29,941)	(41,694)
Expired/forfeited grants	—	(152,958)
Stock grants outstanding June 30, 2015 at target achievement	291,072	237,045
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of June 30, 2015 were $4,679,000 and 25 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
Beginning in the second half of 2013, the Compensation Committee of the Board of Directors, or the Board, conducted a compensation study prepared by an outside consultant that was completed during the first quarter of 2014. One of the outcomes of the compensation study was that the Board elected to modify selected outstanding and unvested performance milestone grants, or the existing performance milestone grants, and issue new milestone performance grants. The Company has assessed that it is probable that these new performance milestones will be met.
As discussed above, the performance share grant approved by the Board in March 2014 included the modification of existing performance milestone grants totaling 133,890 restricted stock units and the issuance of new performance milestone grants totaling 89,837 restricted stock units. The restricted stock units of the modified existing performance milestone grants have been accounted for as a probable-to-probable modification since the Company has determined that achieving the existing performance milestones was probable. The unamortized total cost relating to these probable-to-probable modified performance milestone grants is being recognized ratably over the new requisite service period. The impact of modifying the existing performance milestone grants is an annual expense of $1,109,000 over the service period. The values for the 2014 performance grants, including the new milestone grants, are fixed at threshold, target and maximum performance, meaning that the amount of shares at vesting will vary depending on the stock price at that time.
During the second quarter of 2015, the 2014 performance milestone grants were modified to fix the number of shares to be received rather than have the number of shares to be issued at vesting float with the price of the stock, which converted the awards from liability awards to equity awards. As such, we reclassified $1,065,000 from other liabilities to equity. In accordance with ASC 718, "Compensation - Stock Compensation," this resulted in a probable-to-improbable modification resulting in no impact to earnings.
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

The following table summarizes stock compensation costs for the Company's Employee 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Six Months Ended	Six Months Ended
Employee Plan:	June 30, 2015	June 30, 2014
Expensed	$1,488	$1,148
Capitalized	68	46
	1,556	1,194
NDSI Plan - Expensed	412	414
	$1,968	$1,608

9.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 6 (Line of Credit and Long-Term Debt) The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended June 30, 2015, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of June 30, 2015, the fair value of our interest rate swap agreement aggregating a liability balance was classified in other liabilities. We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of June 30, 2015 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value at June 30, 2015	Notional Amount at June 30, 2015
October 15, 2014	October 5, 2024	Level 2	4.11%	$(1,828)	$70,000
10.     INCOME TAXES
For the six months ended June 30, 2015, the Company's income tax expense was $898,000 compared to a income tax expense of $1,020,000 for the six months ended June 30, 2014. These represent effective income tax rates of approximately 31% and 34% for the six months ended June 30, 2015 and, 2014, respectively. The effective tax rate for the first six months of 2015 is based on forecasted annual pre-tax income for 2015. As of June 30, 2015, we had income taxes payable of $501,000.
The Company classifies interest and penalties incurred on tax payments as income tax expense. During the six months ended June 30, 2015, the Company made $2,117,000 of income tax payments for the 2015 tax year.
11.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments in 2015 of approximately $7,900,000. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract run through 2044. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. As discussed in Note 4 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running through 2044.
The Company is obligated to make payments of approximately $800,000 per year to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement we entered into with five major environmental organizations in 2008. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. These amounts are recorded in real estate development for the Centennial and TMV projects.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. As of June 30, 2015, there were no additional improvement funds remaining from the West CFD bonds. During the first quarter of 2015 the East CFD reimbursed the Company approximately $4,971,000 for public infrastructure. After this payment there are now no funds remaining in the East CFD improvement fund. During 2014, the Company paid approximately $933,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple-net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by new owners of land and new lease tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not currently required to recognize an obligation.
In July 2014, the Company received a copy of a Notice of Intent to Sue, dated July 17, 2014 indicating that the Center for Biological Diversity, the Wishtoyo Foundation and Dee Dominguez intend to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, under the federal Endangered Species Act challenging USFWS's approval of the Company's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, to the Company for the take of federally listed species. The foregoing approvals authorize, among other things, removal of California condor habitat associated with the Company's potential future development of Tejon Mountain Village. No lawsuit has been filed at this time. It is not possible to predict whether any lawsuit will actually be filed or whether the Company will incur any damages from such a lawsuit.

On July 16, 2015, the Center for Biological Diversity filed a Petition for Writ of Mandate, or Petition, against the County of Los Angeles and the Board of Supervisors, among other things, challenging approval of the Antelope Valley Area Plan Update, or AVAP and certification of the final Environmental Impact Report related to the AVAP. Neither the Company nor Centennial Founders, LLC is a named as a Respondent in the Petition and it is not possible to determine what impact, if any, the Petition will have on development of the Centennial project.
Tejon Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson, an alleged representative of the federally-unrecognized "Kawaiisu Tribe" (collectively, “Robinson”) alleging, inter alia, that the Company does not hold legal title to the land within the Tejon Mountain Village, or TMV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, or the County, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
After Robinson’s complaints were thrice dismissed for failure to state a claim, Robinson filed his third amended complaint on March 19, 2012. The defendants filed motions to dismiss all claims in the third amended complaint without further leave to amend on April 30, 2012. On August 7, 2012, the district court issued its Order dismissing all of Robinson's claims without leave to amend and with prejudice, on grounds of lack of jurisdiction and failure to state a claim.
On September 24, 2012, Robinson filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. After some delays in the briefing and oral argument occasioned by Robinson’s counsel, oral argument was conducted on November 20, 2014 before Circuit Judges Thomas, Reinhardt and Christen. On June 22, 2015, the unanimous three-judge panel of the Ninth Circuit Court of Appeals issued a 20-page published decision affirming the district court’s judgment in favor of the Company and specifically finding that the "District Court" properly determined that the Tribe has no ownership interest in Tejon Ranch and that no reservation was established.”
On August 6, 2015, Robinson filed a Petition for Panel Rehearing asking the Ninth Circuit panel to change its June 22, 2015 ruling or allow reargument of the case. Robinson did not also file a Petition for Rehearing En Banc. No response to the Petition for Rehearing by the panel is required or permitted unless ordered by the Court. If the Petition for Panel Rehearing is denied, Robinson may submit a petition to the U.S. Supreme Court seeking review of the Ninth Circuit’s decision by a writ of certiorari. Robinson’s s chances of prevailing with his Petition for Rehearing or any subsequent petition for writ of certiorari are very small. In the meantime, the Company believes that a negative outcome of this case is very remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.

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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February, 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The Court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015 more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement, or the Woods Class Settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the Court for approval. The Court has scheduled several weeks commencing on August 3, 2015, for 1) Approval of the Woods Class Settlement, 2) prove-up of the proposed Judgment and Physical Solution, and 3) to hear evidence of all non-settling parties' claims to groundwater. Because the settlement remains subject to Court approval and given the complex nature of the adjudication, at this time it is difficult to ascertain what the outcome of the Court proceedings will be or whether an alternative physical solution will be approved by the Court, and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company believes that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.

Summary and Status of Kern Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity (collectively, “Central Delta”), filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources, or DWR, Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD.  The lawsuit challenges certain amendments to the SWP, contracts that were originally approved in 1995, known as the “Monterey Amendments.”

The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Sacramento Superior Court against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD. Another lawsuit was filed in Sacramento by two districts adjacent to the KWB, namely the Rosedale Rio Bravo and Buena Vista Water Storage Districts, or the Rosedale Plaintiffs, which is before the same court, asserting that the remedial EIR did not adequately evaluate potential impacts arising from future operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  In an initial favorable ruling on January 25, 2013, the court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s California Environmental Quality Act, or CEQA, claims, except the Rosedale Plaintiffs claim, joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality.

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

On December 3, 2014 the Court entered judgment in the Rosedale case (i) in favor of the Rosedale Plaintiffs in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed. Central Delta and the Rosedale Plaintiffs have filed motions for award of costs and attorneys fees. The motions are pending in the Superior Court.

12.    RETIREMENT PLANS
The Company has a defined benefit plan that covers many of its employees, or the Benefit Plan. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to-date and expected-to-be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $600,000 to the plan during 2015.
Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At June 30, 2015, the investment mix was approximately 63% equity, 31% debt, and 6% money market funds. At December 31, 2014, the investment mix was approximately 59% equity, 30% debt and 11% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 4.3% in 2015 and 2014. The expected long-term rate of return on plan assets is 7.5% in 2015 and 2014. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense for the Benefit Plan was as follows:

	Six Months Ended June 30
($ in thousands)	2015	2014
Cost components:
Service cost-benefits earned during the period	$(133)	$(180)
Interest cost on projected benefit obligation	(233)	(202)
Expected return on plan assets	308	272
Net amortization and deferral	(141)	(533)
Total net periodic pension cost	$(199)	$(643)

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
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30
($ in thousands)	2015	2014
Cost components:
Service cost-benefits earned during the period	$—	$(160)
Interest cost on projected benefit obligation	(139)	(110)
Net amortization and deferral	(168)	(114)
Total net periodic pension cost	$(307)	$(384)
13.    BUSINESS SEGMENTS
We currently operate in four business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; and farming.
Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our power plant lease, communication tower rents, and payments from easement leases. Land management ancillary services include development fees, wildlife management, landscape and property maintenance, and building management services.
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2015	2014	2015	2014
Commercial leases	$1,650	$1,510	$3,795	$2,785
Grazing leases	524	346	911	713
All other land management ancillary services	851	697	1,681	1,997
Total commercial revenues	3,025	2,553	6,387	5,495
Profit (loss) from commercial activities	(70)	(783)	90	(1,152)
Equity in earnings of unconsolidated joint ventures	1,656	1,148	2,806	1,621
Income from commercial/industrial and unconsolidated joint ventures	$1,586	$365	$2,896	$469
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

The revenue components of the resort/residential real estate land development segment, which represented management fees from TMV prior to us acquiring the remaining ownership interest from our joint venture partner, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2015	2014	2015	2014
Management fees	$—	$90	$—	$180
Other	—	—	—	3
Total revenue	—	90	—	183
Equity in losses of unconsolidated joint ventures	—	(14)	—	(35)
Revenues and equity in earnings of unconsolidated joint ventures	—	76	—	148
Loss from resort/residential	$(576)	(611)	(1,327)	(1,003)
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The revenue components of the mineral resources segment was as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2015	2014	2015	2014
Oil and gas	$917	$1,782	$1,693	$3,522
Water sales	1,172	313	10,165	7,703
Rock aggregate	245	329	347	592
Cement	301	274	543	479
Land lease for oil exploration	17	56	104	112
Total revenue	2,652	2,754	12,852	12,408
Income from mineral resources activities	$1,929	$2,128	$6,435	$6,981
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2015	2014	2015	2014
Almonds	$663	$820	$3,379	$2,095
Pistachios	514	1,811	763	2,119
Hay	112	138	205	404
Total crop proceeds	1,289	2,769	4,347	4,618
Other farming revenues	34	155	47	152
Total farming revenues	1,323	2,924	4,394	4,770
Income from farming activities	$79	$1,496	$807	$1,478

14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation or is a voting interest entity and is controlled by the Company. The Company’s investment in its unconsolidated joint ventures at June 30, 2015 was $34,362,000. The equity in the income of the unconsolidated joint ventures was $2,806,000 for the six months ended June 30, 2015. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At June 30, 2015, the Company had an equity investment balance of $19,198,000 in this joint venture.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The Five West Parcel joint venture currently has an outstanding bank loan with a balance of $11,000,000. The bank loan has been extended to May 2016 in connection with the one-year lease extension of Dollar General and is fully secured by the building as well as guarantees from each partner. We do not believe the lender will call on the guarantees provided. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

The third joint venture, formed during the second quarter of 2013, is the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage a 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method.
The TRCC/Rock Outelet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of June 30, 2015, had an outstanding balance of $51,453,000.
At June 30, 2015, the Company’s combined equity investment balance in these three joint ventures was $15,164,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes (owned by TRI Pointe Homes), Lewis Investment Company, and Standard Pacific Corp. that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At June 30, 2015 the Company had a 74.48% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of June 30, 2015 and December 31, 2014 and unaudited condensed statements of operations for the six months ended June 30, 2015 and June 30, 2014 are as follows:
Statement of Operations for the six months ended June 30, 2015

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Revenues	$55,180	$1,856	$13	$4,305	$61,354	$205
Net income (loss)	$4,583	$472	$(59)	$(301)	$4,695	$(175)
Partner’s share of net income (loss)	$1,833	$236	$(30)	$(150)	$1,889	$(45)
Equity in earnings (losses)	$2,751	$236	$(30)	$(151)	$2,806	$—
Balance Sheet Information as of June 30, 2015

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$22,357	$2,606	$82	$3,336	$28,381	$44
Real Estate	48,114	14,050	4,617	65,695	132,476	78,797
Other assets	286	73	—	20,852	21,211	12
Long-term debt	(15,399)	(11,000)	—	(51,453)	(77,852)	—
Other liabilities	(2,694)	(127)	(9)	(758)	(3,588)	(612)
Net assets	$52,664	$5,602	$4,690	$37,672	$100,628	$78,241
Statement of Operations for the six months ended June 30, 2014

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	TRCC/Rock Outlet Center	Tejon Mountain Village*	Total	Centennial-VIE
Revenues	$54,658	$1,710	$31	$480	$—	$56,879	$407
Net income (loss)	$2,555	$136	$19	$20	$(70)	$2,660	$(32)
Partner’s share of net income (loss)	$1,021	$68	$10	$10	$(35)	$1,074	$(8)
Equity in earnings (losses)	$1,534	$68	$9	$10	$(35)	$1,586	$—
*The Company purchased DMB TMV LLC's membership interest in the Tejon Mountain Village joint venture on July 15, 2014.
Balance Sheet Information as of December 31, 2014

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$18,960	$3,834	$5	$2,302	$25,101	$651
Real Estate	48,011	14,869	4,617	66,112	133,609	77,373
Other assets	181	67	—	19,624	19,872	—
Long-term debt	(15,808)	(11,000)	—	(45,449)	(72,257)	—
Other liabilities	(3,263)	(440)	(2)	(4,616)	(8,321)	(158)
Net assets	$48,081	$7,330	$4,620	$37,973	$98,004	$77,866

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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is the Tejon Ranch Commerce Center, or TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Within our resort/residential segment, the three active developments are Tejon Mountain Village, or TMV, Centennial, and the Grapevine Development Area, or Grapevine. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios and hay.
For the first six months of 2015 we had net income attributable to common stockholders of $2,023,000 compared to net income attributable to common stockholders of $1,987,000 for the first six months of 2014. This increase was primarily attributable to higher water sales, increases in commercial operating income primarily attributable to an increase in percentage rent from the power plant lease as well as property management fees tied to our increasing commercial operations, and an increase in our equity in earnings from our TA/Petro joint venture due to higher net operating margins. These increases were partially offset by increases in operating expenses mainly from increases in mineral resources and farming expenses associated with an increase of cost of water sales, cost of almond sales, and farm staffing costs.

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
Results of Operations
Comparison of six months ended June 30, 2015 to six months ended June 30, 2014
Total revenues for the first six months of 2015 were $23,633,000 compared to $22,856,000 for the first six months of 2014. This increase of $777,000, or 3%, in total revenues is mainly attributable to an increase in commercial/industrial revenues of $892,000 resulting from a continued increase in leasing activity, including higher percentage rent, and an increase in mineral resources revenues of $444,000 primarily due to water sales as described below.
Commercial/industrial real estate segment revenues were $6,387,000 for the first six months of 2015, an increase of $892,000, or 16%, compared to the first six months of 2014. This improvement is primarily attributable to an increase of $278,000 relating to percentage rent from the power plant lease, specifically the expiration in January 2015 of the credits issued in 2014 in conjunction with the power plant lease amendment. The amendment related to percentage rent paid on the collection of greenhouse gas assessment taxes. The percentage rent calculation was modified to exclude the greenhouse gas assessment taxes that are collected by the tenant and passed on to the State of California and in connection therewith the Company issued the tenant a one-time credit of $467,000. In addition, we recognized $230,000 in property management fees from the Outlets at Tejon which opened in August 2014, while no property management fees were reflected in the first six months of 2014. During the six months ended June 30, 2015, three tenants took possession under their respective lease terms resulting in an increase in new rental revenues of $197,000. Ancillary service revenues increased $328,000, with the primary contributors being an increase of $198,000 in grazing lease income and $130,000 in hunting and special services. We also experienced a decrease of $119,000 in rental revenues from the expiration of three operating leases that included a gas station lease, a communication lease and a signage lease.
Commercial/industrial real estate segment expenses were $6,297,000 during the first six months of 2015, a decrease of $350,000, or 5%, compared to the same period in 2014. The decline in expenses is primarily due to the absence of Tejon -Castac Water District, or TCWD, fixed water assessments during the six months ended June 30, 2015, resulting in a decrease of $385,000, and to a $171,000 reduction in professional services. TCWD decreased water assessment taxes as a result of an increase in TCWD water sales to parties outside of the district, which provided additional funds to TCWD. These favorable variances were offset by an increase of $127,000 in property maintenance and an increase of $92,000 in marketing support.
Due to the purchase of the remaining ownership interest in the TMV joint venture in 2014, we no longer earn management fees related to the TMV joint venture. During the six-months ended June 30, 2014, we recognized $183,000 of TMV management fees.
Resort/residential real estate segment expenses increased $176,000, or 15%, during the first six months of 2015, compared to the same period in 2014 primarily due to a $164,000 increase in employee and payroll related expenses due to increased staffing as result of bringing in-house full management responsibility for both TMV and Grapevine developments.
Mineral resources segment revenues increased $444,000, or 4%, to $12,852,000 during the first six months of 2015 compared to the same period in 2014. The $444,000 increase is primarily due to the sale of 7,922 acre feet of water totaling $10,165,000, an increase of $2,462,000 compared to 2014. During the first quarter of 2015, we determined we had excess water supply for our 2015 needs, thus we sold the entire allotment of the 2015 Nickel water we purchased plus carry forward inventory from 2014. This increase was partially offset by a $1,829,000 decrease in oil royalty revenues resulting mainly from a lower average price per barrel of oil. The average price per barrel of oil decreased by 52% to approximately $48 per barrel for the first six months of 2015 from approximately $100 per barrel in the first six months of 2014. The price decline also led to a decrease in production as compared to the same period in 2014. The remainder of the increase was offset by a $244,000 decrease in royalties from rock and aggregate resulting from lower production driven by a decrease in demand.

Mineral resources segment expenses increased $990,000, or 18%, to $6,417,000 during the first six months of 2015 compared to the same period in 2014, primarily due to an increase of $712,000 in cost of sales for water.
Farming segment revenues decreased by $376,000, or 8%, to $4,394,000 during the first six months of 2015 compared to the same period in 2014. For the 2015 period, crop revenues were comparable to 2014, with higher 2015 almond crops sales, from the 2014 crop as a result of higher prices, offsetting lower 2015 pistachio revenues due to not receiving bonus payments and price adjustments for the 2014 crop as was received in 2014 for the 2013 crop. Attributing to the decline in 2015 revenues was a one time payment of $143,000 we received for tree removal reimbursements from an oil exploration company in 2014. Additionally, there was a $200,000 decrease in ancillary hay crop sales primarily related to the timing of harvest and sales.
Farming segment expenses increased by $295,000, or 9%, to $3,587,000 during the first six months of 2015 compared to the same period in 2014. During the first six months of 2015, there was a $523,000 increase in staffing costs primarily due to a bonus accrual, related to water management activities, a $104,000 increase in fixed water costs related to higher cost water sources, and a $134,000 increase in the cost of sales of our 2014 almond crop sold in 2015. The increase in farming expenses is partially offset by an increase in crop inventory allocations for our 2015 crops.
Corporate general and administrative costs increased $931,000, or 17%, to $6,287,000 during the first six months of 2015 compared to the same period in 2014, primarily due to a $508,000 increase in employee compensation due to an increase in staffing, performance-based bonuses and related payroll expenses. Professional services primarily attributable to public company related expenses, such as the timing of audit services, also increased $214,000 when compared to the same period in 2014.
Our share of earnings from our joint ventures was $2,806,000, an increase of $1,220,000, or 77%, during the first six months of 2015 when compared to the same period in 2014, primarily due to $1,217,000 higher net income from our TA/Petro joint venture. The improvement in operations within the TA/Petro joint venture is driven by an increase in diesel volumes of 766,000 gallons and gas volumes of 573,000 gallons. The improvement in the volumes of fuel sales is continuing to be driven by the growing amount of traffic along Interstate - 5 and the expansion of offerings at TRCC such as the Outlets at Tejon. The TA/Petro joint venture also saw an increase in the margin on gas sales of approximately $0.14 per gallon for the year as compared to 2014. Due to the addition of a new restaurant at the end of 2014 and the increase in the volume of activity the TA/Petro joint venture also saw an increase in non-fuel revenues margins during 2015.
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
Comparison of three months ended June 30, 2015 to three months ended June 30, 2014
Total revenues for the three month period ended June 30, 2015 were $7,000,000 compared to $8,321,000 for the same period in 2014. This decrease of $1,321,000, or 16%, in total revenues is mainly attributable to lower revenues in farming and mineral resources.
Commercial/industrial real estate segment revenues were $3,025,000 for the three month period ended June 30, 2015, an increase of $472,000, or 18%, compared to the three month period ended June 30, 2014. This increase is primarily attributable to an increase of $393,000 relating to percentage rent revenue from our power plant lease, specifically expiration in January 2015 of the credits issued in 2014 in conjunction with the amendment (described above). During the three months ended June 30, 2015, the three new lease tenants accounted for a net increase in rental revenues of $111,000. Ancillary service revenues increased by $304,000 due to an increase of $179,000 in grazing revenues and $125,000 in hunting and special services revenue. The increases in revenue were offset by the absence of $359,000 in outlet center development fees that were earned primarily in 2014 during construction.
Commercial/industrial real estate segment expenses were $3,095,000 during the three month period ended June 30, 2015, a decrease of $241,000, or 7%, compared to the same period in 2014, primarily due to a decrease of $96,000 in professional services. In 2015, there were also no TCWD fixed water assessments resulting in a decrease of $103,000 when compared to 2014.
Due to the purchase of the remaining ownership interest in the TMV joint venture in 2014, we no longer earn management fees related to the TMV joint venture. During the three-months ended June 30, 2014, we recognized $90,000 of TMV management fees.
Resort/residential real estate expenses decreased $111,000, or 16%, during the three months ended June 30, 2015, compared to the same period in 2014 primarily due to a $64,000 decrease in professional services and a $47,000 decrease in fees.
Mineral resource segment revenues decreased by $102,000, or 4%, to $2,652,000 during the three month period ended June 30, 2015 compared to the same period in 2014. During the quarter, we sold 868 acre feet of water totaling $1,172,000, an increase of $860,000 when compared to 2014. This increase was offset by a $865,000 decrease in oil royalty revenues resulting mainly from a lower average price per barrel of oil. The average price per barrel of oil decreased by 43% to approximately $59 per barrel in the second quarter of 2015 from approximately $102 per barrel in 2014. The price decline also led to a decrease in production as compared to the same period in 2014. The remainder of the increase was offset by a $121,000 decrease in royalties from rock and aggregate resulting from lower production driven by a decrease in demand.
Mineral resources segment expenses increased by $97,000, or 15%, to $723,000 during the three month period ended June 30, 2015 compared to the same period in 2014, primarily due to an increase of $247,000 in cost of sales for water.
Farming segment revenues decreased by $1,601,000, or 55%, to $1,323,000 during the three month period ended June 30, 2015 compared to the same period in 2014. During the three month period ended June 30, 2014, we received a one time price adjustment of $1,300,000 related to the 2013 pistachio crop sales along with a one time payment of $143,000 for tree removal reimbursements from an oil exploration company. Neither of these items of revenue recurred during the three month period ended June 30, 2015.
Farming segment expenses decreased by $184,000, or 13%, to $1,244,000 during the three month period ended June 30, 2015 compared to the same period in 2014. This decrease was primarily attributed to a decrease of $182,000 in costs associated with our almond production.
Corporate general and administrative costs increased $494,000, or 22%, to $2,764,000 during the three month period ended June 30, 2015 compared to the same period in 2014, primarily due to a $233,000 increase in employee compensation due to an increase in staffing, performance-based bonuses and related payroll expenses. Professional services primarily attributable to public company related expenses, such as the timing of audit services, also increased $52,000 when compared to the same period in 2014.
Our share of earnings from our joint ventures was $1,656,000, an increase of $508,000, or 44%, during the three month period ended June 30, 2015 when compared to the same period in 2014 primarily due to $655,000 higher net income from our TA/Petro joint venture as a result of improved operations as described above.
General Outlook
Thus far in 2015 our commercial retail activity has continued to grow as new leases have come on line with Carl's Jr, Starbucks, and a quick fire pizza offering. As we continue forward, we will also commence development of a new multi-tenant building in which we are currently in negotiations with two restaurant operations. Later in 2015, we expect a new convenience store and gas station to open at TRCC-East. The convenience store and gas station are being developed by our TA/Petro joint venture.
The logistics operators currently located within our development have demonstrated success in serving all of California and the western region of the United States and we are building from their success in our marketing efforts. We will continue to focus our efforts for TRCC-East and TRCC-West, on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the success that the current tenants and owners within our development have experienced to capture more of the warehouse distribution market. Our strategy fits within the logistics model that many companies are using, which favors large centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. We believe that our ability to provide fully entitled shovel-ready land parcels to support buildings of 1.0 million feet or larger can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside, and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. Thus far during 2015, vacancy rates in the Inland Empire were comparable to 2014, primarily due to the development of new buildings for lease. Without the increase in new development the vacancy rate would have declined. The low vacancy rates have also led to an increase in lease rates within the Inland Empire which has translated into land prices nearing the peak levels experienced in 2007/2008. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
We expect that the commercial/industrial segment will continue to incur costs at current levels, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.

Most of the expenditures incurred within our resort/residential segment will be focused on the achievement of entitlement for the Grapevine Development Area, Centennial, and pre-development activities for TMV.
All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. 2015 crop harvests are planned to begin in late July or early August, which will give us our first indication of crop size, at this time the almond and pistachio crops appear to be less than the 2014 crop. We believe our production will be less in almonds and pistachios, as a result of the 2015 bloom for our almond and pistachio orchards being light compared to historical standards, which was caused by a mild winter that impacted the level of hours the trees were dormant. The drought continues to negatively impact farming within California with areas of limited water removing orchards and vineyards. Our operating results for the six months of 2015 were not materially impacted by the drought due to our various water contracts and internal water sources.
Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Thus far in 2015, prices for almonds and pistachios are staying at high levels due to the anticipation of lower yields for pistachios and almonds state wide as a result of the drought and weather conditions, which could help offset the lower anticipated production from almonds and pistachios.
Due to the commodity nature of segments of our business, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. As a result of the current activity within the oil markets, we expect to see lower prices as compared to 2014, which will continue to negatively impact us throughout 2015.
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
Income Taxes
For the six months ended June 30, 2015, the Company incurred a net income tax expense of $898,000 compared to a net income tax expense of $1,020,000 for the six months ended June 30, 2014. These represent effective income tax rates of approximately 31% and 34% for the six months ended June 30, 2015 and, 2014, respectively. The effective tax rate for the first six months of 2015 is based on forecasted annual pre-tax income for 2015. As of June 30, 2015, we had an income tax payable of $501,000.
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
Our cash, cash equivalents and marketable securities totaled $39,400,000 at June 30, 2015, a decrease of $8,378,000, or 18%, from the corresponding amount at the end of 2014. Cash, cash equivalents and marketable securities decreased during the first six months of 2015 due to property and equipment expenditures and real estate development costs, which included infrastructure development costs, payments on our revolving line of credit, and increases in farming inventory. These decreases were partially offset by a distribution from one of our Rockefeller unconsolidated joint ventures and reimbursement proceeds for public infrastructure costs from the East CFD.
The following table shows our cash flow activities for the six months ended June 30:

(in thousands)	2015	2014
Operating activities	$1,633	$2,128
Investing activities	$(3,615)	$(18,830)
Financing activities	$(3,545)	$9,569
Operating Activities
During the first six months of 2015, our operations provided $1,633,000 of cash primarily attributable to net income including adjustments for non-cash items, partially offset by increases in farming receivables. During the first six months of 2014, our operations provided $2,128,000 of cash primarily attributable to $3,179,000 in net proceeds from the sale of water and collection of farming accounts receivable, partially offset by a decrease in oil royalties.
Investing Activities
During the first six months of 2015, investing activities used $3,615,000 of cash primarily as a result of $12,113,000 in capital expenditures consisting of $3,893,000 of investments in TRCC infrastructure, primarily associated with expansion of road infrastructure, utilities, and buildings on land at TRCC-East, $2,397,000 related to the Grapevine Development Area for entitlement activities, $2,877,000 related to TMV pre-development activities, $1,455,000 related to farming primarily related to a water pipeline project, and $1,389,000 related to Centennial Founders LLC for entitlement activities. The remaining capital expenditures related to ordinary capital expenditures such as IT equipment replacements and computer software. These expenditures were partially offset by net proceeds of $2,465,000 from the sale and maturity of marketable securities, reimbursements of $4,971,000 for public infrastructure costs through the East CFD, and distributions of $1,100,000 from our Rockefeller unconsolidated joint venture partner.

During the first six months of 2014, investing activities used $18,830,000 of cash primarily as a result of a $9,532,000 investment in our unconsolidated joint ventures of which $8,500,000 was contributed to TRCC/Rock Outlet Center LLC joint venture and $1,013,000 was contributed to TMV. Additionally, investing activities used $11,479,000 in capital expenditures during the first six months of 2014 consisting of $3,713,000 related to the Grapevine Development Area for entitlement activities, $3,236,000 of investments in TRCC infrastructure, primarily associated with expansion of water systems and road infrastructure on land at TRCC-East, $1,377,000 related to investments in water systems as well as crop development and $1,893,000 related to Centennial Founders LLC for entitlement activities. The remaining capital expenditures consisted of $960,000 related to ordinary capital expenditures such as farm equipment, property maintenance equipment, and IT equipment replacements. These expenditures were partially offset by net proceeds of $2,210,000 from the sale and maturity of marketable securities
Our estimated capital investment for the remainder of 2015 will be primarily related to real estate projects. Estimated capital investment includes approximately $5,000,000 of infrastructure development at TRCC-East and West. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We also expect to invest approximately $500,000 to complete development of new grape vineyards and begin removal of old vineyards and almonds as a part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to an additional

$3,000,000 for land planning and entitlement activities for the Grapevine Development Area and approximately $1,500,000 for TMV pre-development activities. We may potentially invest up to $2,500,000 throughout the remainder of 2015 in Centennial Founders LLC for entitlement work. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $1,000,000 in water assets and infrastructure. We are also planning to invest approximately $400,000 in the replacement of operating equipment, such as farm equipment, and updates to our information technology systems.
Financing Activities
During the first six months of 2015, financing activities used $3,545,000 in cash mainly due to the timing of net repayments on the Company's line of credit. At June 30, 2015, there was an outstanding balance of $3,960,000 on our revolving line of credit. This use of cash was also tied to the buyback of stock at time of the vesting of stock grants for the payment of payroll taxes. During the first six months of 2014, financing activities provided $9,569,000 in cash mainly due to the timing of net borrowings on the Company's line of credit. This increase in the line of credit was partially offset by the payment of payroll taxes on vested stock grants. At June 30, 2014, there was an outstanding balance of $10,200,000 on our line of credit.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows and funding sources (cash, marketable securities, and our line of credit), over the next twelve months to fund internal operations.
Capital Structure and Financial Condition
At June 30, 2015, total capitalization at book value was $403,359,000 consisting of $74,338,000 of long-term debt and $329,021,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 18.4%, which is slightly lower than the long-term debt-to-total-capitalization ratio at December 31, 2014.
The Company has a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At June 30, 2015 the RLC had an outstanding balance of $3,960,000. At December 31, 2014, the RLC had an outstanding balance of $6,850,000.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2015 and December 31, 2014, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1,

2028. The current outstanding balance is $4,338,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
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
As noted above, at June 30, 2015, we had $39,400,000 in cash and securities and have $26,040,000 available on credit lines to meet any short-term liquidity needs.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2015, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$274,574	$8,040	$16,517	$17,127	$232,890
Long-term debt	74,338	123	4,475	7,844	61,896
Interest on long-term debt	23,000	3,057	5,856	5,223	8,864
Revolving line of credit borrowings	3,960	3,960	—	—	—
Cash contract commitments	8,080	5,871	1,138	—	1,071
Defined Benefit Plan	3,477	175	485	696	2,121
SERP	4,215	438	882	884	2,011
Tejon Ranch Conservancy	5,200	800	1,600	1,600	1,200
Financing fees and interest	190	190	—	—	—
Total contractual obligations	$397,034	$22,654	$30,953	$33,374	$310,053
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

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFD:

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	1 -3 Years	4 -5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$5,426	$—	$5,426	$—	$—
Total other commercial commitments	$5,426	$—	$5,426	$—	$—
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at June 30, 2015.
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
Our current RLC has an outstanding balance of $3,960,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR, or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $70,000,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $4,338,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2015
(In thousands except percentage data)

								Fair Value at
	2015	2016	2017	2018	2019	Thereafter	Total	06/30/2015
Assets:
Marketable securities	$6,528	$10,722	$9,452	$12,435	$181	$—	$39,318	$39,289
Weighted average interest rate	1.41%	1.23%	1.30%	1.72%	1.50%	—%	1.43%
Liabilities:
Revolving line of credit	$3,960	$—	$—	$—	$—	$—	$3,960	$3,960
Weighted average interest rate (Revolving line of credit)	1.69%	—%	—%	—%	—%	—%	1.69%
Long-term debt ($4.75M note)	$123	$255	$266	$277	$289	$3,128	$4,338	$4,338
Weighted average interest rate ($4.75M note)	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$—	$561	$3,393	$3,563	$3,715	$58,768	$70,000	$70,000
Weighted average interest rate ($70.0M note)	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
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
Commodity Price Exposure
As of June 30, 2015, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2014 and 2015 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $3,825,000 of accounts receivable outstanding at June 30, 2015, $563,000 or 15%, is at risk to changing prices. Of the amount at risk to changing prices, $351,000 is attributable to pistachio and $212,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2014 was $5,193,000, or 61% of the total accounts receivable of $8,506,000.

The price estimated for recording accounts receivable for pistachios recorded at June 30, 2015 was $3.29 per pound, as compared to $2.76 per pound at December 31, 2014. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $1,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.91 to $4.64. With respect to almonds, the price estimated for recording the receivable was $3.71 per pound, as compared to $3.89 per pound at December 31, 2014. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $600. The range of final prices over the last three years for almonds has ranged from $1.71 to $4.24 per pound.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 6, 2015, Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF.  PEF is the current lessee under the power plant lease.  Pursuant to the Water Supply Agreement, on January 1, 2016, PEF may purchase from Ranchcorp up to 2,000 acre feet of water and from January 1, 2017 through July 31, 2030, with an option to extend the term, PEF may purchase from Ranchcorp up to 3,500 acre feet of water per year.  PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment.  The price of the water under the Water Supply Agreement is $1,025 per acre foot of annual water, subject to 3% annual increases commencing January 1, 2017.

The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type.

A copy of the Water Supply Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q. The foregoing description of the Water Supply Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the filed Water Supply Agreement.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 22

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 23

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 23
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ending June 30, 2015, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

August 10, 2015	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Executive Vice President, Chief Financial Officer