Form 10-Q
period 2015-09-30
TEJON RANCH CO
filed 2015-11-09
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2015 was 20,681,154.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30

	2015	2014	2015	2014
Revenues:
Real estate - commercial/industrial	$2,548	$2,572	$8,935	$8,067
Mineral resources	1,322	2,393	14,174	14,801
Farming	8,076	8,872	12,470	13,642
Total revenues	11,946	13,837	35,579	36,510
Costs and Expenses:
Real estate - commercial/industrial	3,273	3,374	9,570	10,021
Real estate - resort/residential	558	565	1,885	1,716
Mineral resources	606	505	7,023	5,932
Farming	8,123	6,089	11,710	9,381
Corporate expenses	2,927	2,932	9,214	8,288
Total expenses	15,487	13,465	39,402	35,338
Operating income (loss)	(3,541)	372	(3,823)	1,172
Other Income:
Investment income	116	138	413	521
Other income	125	81	180	311
Total other income	241	219	593	832
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(3,300)	591	(3,230)	2,004
Equity in earnings of unconsolidated joint ventures, net	2,055	1,707	4,861	3,293
(Loss) Income before income tax expense	(1,245)	2,298	1,631	5,297
Income tax expense	(434)	627	464	1,647
Net (loss) income	(811)	1,671	1,167	3,650
Net (loss) attributable to non-controlling interest	(23)	(81)	(68)	(89)
Net (loss) income attributable to common stockholders	$(788)	$1,752	$1,235	$3,739
Net (loss) income per share attributable to common stockholders, basic	$(0.04)	$0.09	$0.06	$0.18
Net (loss) income per share attributable to common stockholders, diluted	$(0.04)	$0.08	$0.06	$0.18

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30

	2015	2014	2015	2014
Net (loss) income	$(811)	$1,671	$1,167	$3,650
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(21)	(132)	(78)	(121)
Benefit plan adjustments	—	—	—	(474)
Benefit plan reclassification for losses included in net income	—	—	—	407
Unrealized gains (losses) on interest rate swap	(1,991)	—	(1,591)	—
Other comprehensive (loss) before taxes	(2,012)	(132)	(1,669)	(188)
Provision benefit from income taxes related to other comprehensive income (loss) items	770	54	633	240
Other comprehensive (loss) income	(1,242)	(78)	(1,036)	52
Comprehensive (loss) income	(2,053)	1,593	131	3,702
Comprehensive loss attributable to non-controlling interests	(23)	(81)	(68)	(89)
Comprehensive (loss) income attributable to common stockholders	$(2,030)	$1,674	$199	$3,791
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2015
	(unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,512	$5,638
Marketable securities - available-for-sale	33,706	42,140
Accounts receivable	7,131	8,506
Inventories	6,288	4,098
Prepaid expenses and other current assets	5,818	4,456
Deferred tax assets	1,755	1,089
Total current assets	58,210	65,927
Real estate and improvements - held for lease, net	21,784	20,226
Real estate development (includes $79,963 at September 30, 2015 and $77,131 at December 31, 2014, attributable to Centennial Founders, LLC, Note 14)	227,125	219,654
Property and equipment, net	46,607	43,094
Investments in unconsolidated joint ventures	36,418	32,604
Long-term water assets	44,144	45,349
Long-term deferred tax assets	2,419	3,487
Other assets	2,119	1,774
TOTAL ASSETS	$438,826	$432,115
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,774	$3,347
Accrued liabilities and other	4,973	2,774
Income taxes payable	—	1,703
Deferred income	1,639	1,164
Revolving line of credit	8,940	6,850
Current maturities of long-term debt	252	244
Total current liabilities	18,578	16,082
Long-term debt, less current portion	74,025	74,215
Long-term deferred gains	3,816	3,683
Other liabilities	14,372	13,802
Total liabilities	110,791	107,782
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,669,348 at September 30, 2015 and 20,636,478 at December 31, 2014	10,335	10,318
Additional paid-in capital	216,317	212,763
Accumulated other comprehensive loss	(7,935)	(6,899)
Retained earnings	69,674	68,439
Total Tejon Ranch Co. Stockholders’ Equity	288,391	284,621
Non-controlling interest	39,644	39,712
Total equity	328,035	324,333
TOTAL LIABILITIES AND EQUITY	$438,826	$432,115
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30
	2015	2014
Operating Activities
Net income	$1,167	$3,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,672	3,657
Amortization of premium/discount of marketable securities	424	596
Equity in earnings of unconsolidated joint ventures	(4,861)	(3,293)
Non-cash retirement plan expense	761	1,074
Deferred income taxes	989	—
Stock compensation expense	2,914	2,485
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(3,572)	(1,395)
Current liabilities	47	(2,017)
Net cash provided by operating activities	1,541	4,757
Investing Activities
Maturities and sales of marketable securities	23,276	12,031
Funds invested in marketable securities	(15,344)	(6,142)
Property and equipment expenditures	(18,968)	(16,953)
Reimbursement proceeds from Communities Facilities District	4,971	—
Investment in unconsolidated joint ventures	(53)	(9,632)
Purchase of interest in TMV LLC	—	(10,000)
Distribution of equity from unconsolidated joint ventures	1,100	—
Investments in long-term water assets	—	(482)
Other	(20)	77
Net cash (used in) provided by investing activities	(5,038)	(31,101)
Financing Activities
Borrowings of short-term debt	17,540	28,200
Repayments of short-term debt	(15,450)	(8,000)
Repayments of long-term debt	(190)	(182)
Taxes on vested stock grants	(529)	(669)
Net cash (used in) provided by financing activities	1,371	19,349
Decrease in cash and cash equivalents	(2,126)	(6,995)
Cash and cash equivalents at beginning of year	5,638	9,031
Cash and cash equivalents at end of period	$3,512	$2,036
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$(153)	$309
Taxes paid	$2,153	$—
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	20,563,023	$10,282	$210,848	$(3,333)	$62,785	$280,582	$39,605	$320,187
Net income	—	—	—	—	5,655	5,655	107	5,762
Other comprehensive loss	—	—	—	(3,555)	—	(3,555)	—	(3,555)
Restricted stock issuance	94,014	47	(47)	—	—	—	—	—
Stock compensation	—	—	2,564	—	—	2,564	—	2,564
Shares withheld for taxes and tax benefit of vested shares	(20,559)	(11)	(603)	(11)	—	(625)	—	(625)
Warrants exercised	—	—	1	—	(1)	—	—	—
Balance, December 31, 2014	20,636,478	10,318	212,763	(6,899)	68,439	284,621	39,712	324,333
Net income (loss)	—	—	—	—	1,235	1,235	(68)	1,167
Other comprehensive income	—	—	—	(1,036)	—	(1,036)	—	(1,036)
Restricted stock issuance	54,783	28	(28)	—	—	—	—	—
Stock compensation	—	—	3,035	—	—	3,035	—	3,035
Shares withheld for taxes and tax benefit of vested shares	(21,913)	(11)	(518)	—	—	(529)	—	(529)
Modified share-based awards	—	—	1,065	—	—	1,065	—	1,065
Balance, September 30, 2015	20,669,348	$10,335	$216,317	$(7,935)	$69,674	$288,391	$39,644	$328,035
See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The periods ending September 30, 2015 and 2014 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s September 30, 2015 and December 31, 2014 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on results of operations, and are as follows:
Other Income
The Company acquired and consolidated Tejon Mountain Village during the third quarter of 2014. As a result, the Company no longer earns a management fee from the former joint venture. As such, the Company has reclassified all management fees earned during 2014, which were previously recorded as revenues in the resort/residential segment, to other income. The management fees reclassified into other income for the three and nine months ended September 30, 2014 was $15,000 and $198,000 respectively.

Farming
During the fourth quarter of 2014, the Company determined that hay crop sales related to farming activities which were previously recorded as revenues in the resort/residential segment, fit most appropriately with our farming segment. As a result, the Company has reclassified prior period hay crop sales and related cost of sales into the farming revenue and farming expenses, respectively, on the unaudited consolidated statements of operations to conform to the current year presentation. The hay crop sales reclassified for the three months ended September 30, 2014 was $184,000 and the related cost of sales was $374,000.
The hay crop sales reclassified for the nine months ended September 30, 2014 was $588,000 and the related cost of sales was $796,000.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Weighted average number of shares outstanding:
Common stock	20,669,348	20,591,529	20,658,750	20,582,082
Common stock equivalents-stock options, grants	79,544	32,006	70,969	33,100
Diluted shares outstanding	20,748,892	20,623,535	20,729,719	20,615,182
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

($ in thousands)		September 30, 2015		December 31, 2014
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$2,826	$2,814	$2,522	$2,492
with unrecognized losses for more than 12 months		250	250	837	832
with unrecognized gains		5,003	5,013	5,379	5,395
Total Certificates of deposit	Level 1	8,079	8,077	8,738	8,719
US Treasury and agency notes
with unrecognized losses for less than 12 months		131	131	1,919	1,910
with unrecognized losses for more than 12 months		—	—	702	700
with unrecognized gains		1,660	1,669	1,182	1,207
Total US Treasury and agency notes	Level 2	1,791	1,800	3,803	3,817
Corporate notes
with unrecognized losses for less than 12 months		10,719	10,657	3,872	3,841
with unrecognized losses for more than 12 months		2,094	2,081	4,423	4,405
with unrecognized gains		7,348	7,369	16,897	16,963
Total Corporate notes	Level 2	20,161	20,107	25,192	25,209
Municipal notes
with unrecognized losses for less than 12 months		1,241	1,232	739	733
with unrecognized losses for more than 12 months		405	401	457	456
with unrecognized gains		2,079	2,089	3,183	3,206
Total Municipal notes	Level 2	3,725	3,722	4,379	4,395
		$33,756	$33,706	$42,112	$42,140
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
At September 30, 2015, the fair market value of investment securities was $50,000 less than their cost basis. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. The Company believes that any unrealized losses in the portfolio are temporary and accordingly, has not recognized other-than-temporary impairment related to any securities as of September 30, 2015. The Company also believes that market factors such as changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer, have led to the temporary declines in value. In the future, based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of September 30, 2015, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected a decrease in the market value of available-for-sale securities of $78,000, which includes an estimated tax benefit of $30,000.
As of September 30, 2015, the Company’s gross unrealized holding income equaled $50,000 and gross unrealized holding losses equaled $100,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

At September 30, 2015	2015	2016	2017	2018	2019	Total
Certificates of deposit	$395	$2,492	$631	$4,510	$—	$8,028
U.S. Treasury and agency notes	—	100	959	579	193	1,831
Corporate notes	305	4,572	6,525	6,270	1,795	19,467
Municipal notes	200	1,025	940	1,455	—	3,620
	$900	$8,189	$9,055	$12,814	$1,988	$32,946

At December 31, 2014	2015	2016	2017	2018	Total
Certificates of deposit	$4,213	$1,501	$831	2,149	$8,694
U.S. Treasury and agency notes	1,176	600	1,209	879	3,864
Corporate notes	9,588	6,704	6,498	1,625	24,415
Municipal notes	2,105	1,235	790	125	4,255
	$17,082	$10,040	$9,328	$4,778	$41,228
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
During the first nine months of 2015, we sold 7,922 acre feet of water totaling $10,165,000 with a cost of $5,483,000, which are recorded in the mineral resources segment on the unaudited consolidated statements of income.
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

(in acre feet, unaudited)	September 30, 2015	December 31, 2014
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	8,700	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	24,095	24,095
Transferable water*	14,786	15,229
Water Contracts	10,137	10,137
Total purchased water - third parties	49,018	49,461
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	38,621	38,401
Total purchased and contracted water sources in acre feet	108,935	109,158
*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 22,179 (14,786 x 1.5) acre feet.

($ in thousands)	September 30, 2015	December 31, 2014
Banked water and water for future delivery	$4,779	$4,779
Transferable water	9,117	9,309
Water contracts (net of accumulated amortization of $5,201 and $4,188 at September 30, 2015 and December 2014, respectively)	31,599	32,612
Total long-term water assets	45,495	46,700
less: Current portion	(1,351)	(1,351)
	$44,144	$45,349

The Company also has an agreement to sell 500 acre-feet of water to a local water district during the first quarter of 2016.
On August 6, 2015, Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, on January 1, 2016, PEF may purchase from Ranchcorp up to 2,000 acre feet of water and from January 1, 2017 through July 31, 2030, with an option to extend the term, PEF may purchase from Ranchcorp up to 3,500 acre feet of water per year. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement is $1,025 per acre foot of annual water, subject to 3% annual increases commencing January 1, 2017. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
5.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	September 30, 2015	December 31, 2014
Accrued vacation	$812	$799
Accrued paid personal leave	591	613
Accrued bonus	2,056	1,023
Property tax payable	798	—
Other	716	339
	$4,973	$2,774

6.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	September 30, 2015	December 31, 2014
Revolving line of credit	$8,940	$6,850
Notes payable	74,277	74,459
Total short-term and long-term debt	83,217	81,309
Less line-of-credit and current maturities of long-term debt	$(9,192)	$(7,094)
	$74,025	$74,215
On October 13, 2014, the Company, through its wholly owned subsidiary Tejon Ranchcorp, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amends and restates the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC, or TMV. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of September 30, 2015 and December 31, 2014, the RLC had a $8,940,000 and $6,850,000 outstanding balance, respectively. We fully paid down the RLC as of November 6, 2015. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2015 and December 31, 2014, we were in compliance with all financial covenants.
During the third quarter of 2013, we entered into a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $4,277,000. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.

7.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	September 30, 2015	December 31, 2014
Pension liability (See Note 12)	$2,929	$3,079
Interest rate swap liability (See Note 9)	3,818	2,227
Supplemental executive retirement plan liability (See Note 12)	7,563	7,431
Share-based awards liability (See Note 8)	—	1,065
Other	62	—
	$14,372	$13,802
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
The following is a summary of the Company's performance share grants with performance conditions for the nine months ended September 30, 2015:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	99,184
Target performance	184,862
Maximum performance	340,129
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	September 30, 2015	December 31, 2014
Stock grants outstanding beginning of the year at target achievement	237,045	265,701
New stock grants/additional shares due to maximum achievement	93,968	165,996
Vested grants	(29,941)	(41,694)
Expired/forfeited grants	—	(152,958)
Stock grants outstanding September 30, 2015 at target achievement	301,072	237,045
The unamortized costs associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of September 30, 2015 were $3,764,000 and 23 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.

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
The following table summarizes stock compensation costs for the Company's Employee 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Nine Months Ended	Nine Months Ended
Employee Plan:	September 30, 2015	September 30, 2014
Expensed	$2,321	$1,864
Capitalized	121	67
	2,442	1,931
NDSI Plan - Expensed	593	621
	$3,035	$2,552
9.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 6 (Line of Credit and Long-Term Debt) The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended September 30, 2015, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of September 30, 2015, the fair value of our interest rate swap agreement aggregating a liability balance was classified in other liabilities. We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of September 30, 2015 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value at September 30, 2015	Notional Amount at September 30, 2015
October 15, 2014	October 5, 2024	Level 2	4.11%	$(3,818)	$70,000

10.     INCOME TAXES
For the nine months ended September 30, 2015, the Company's income tax expense was $464,000 compared to an income tax expense of $1,647,000 for the nine months ended September 30, 2014. These represent effective income tax rates of approximately 28% and 34% for the nine months ended September 30, 2015 and, 2014, respectively. The effective tax rate for the first nine months of 2015 is based on forecasted annual pre-tax income for 2015. As of September 30, 2015, we had income taxes payable of $0.
The Company classifies interest and penalties incurred on tax payments as income tax expense. During the nine months ended September 30, 2015, the Company made $2,117,000 of income tax payments for the 2015 tax year.
11.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments in 2015 of approximately $7,900,000 a majority of which was paid during the nine months ended September 30, 2015. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. As discussed in Note 4 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running through 2044.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. As of September 30, 2015, there were no additional improvement funds remaining from the West CFD bonds. During the first quarter of 2015, the East CFD reimbursed the Company approximately $4,971,000 for public infrastructure. After this payment, there are now no funds remaining in the East CFD improvement fund. During 2014, the Company paid approximately $933,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple-net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by new owners of land and new lease tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not currently required to recognize an obligation.
In July 2014, the Company received a copy of a Notice of Intent to Sue, dated July 17, 2014, indicating that the Center for Biological Diversity, the Wishtoyo Foundation and Dee Dominguez intend to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, under the federal Endangered Species Act challenging USFWS's approval of the Company's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, to the Company for the take of federally listed species. The foregoing approvals authorize, among other things, removal of California condor habitat associated with the Company's potential future development of Tejon Mountain Village. No lawsuit has been filed at this time. It is not possible to predict whether any lawsuit will actually be filed or whether the Company will incur any damages from such a lawsuit.

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
On September 24, 2012, Robinson filed a timely notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. After some delays in the briefing and oral argument occasioned by Robinson’s counsel, oral argument was conducted on November 20, 2014 before Circuit Judges Thomas, Reinhardt and Christen. On June 22, 2015, the unanimous three-judge panel of the Ninth Circuit Court of Appeals issued a 20-page published decision affirming the district court’s judgment in favor of the Company and specifically finding that “[t]he district court properly determined that the Tribe "Kawaiisu Tribe" has no ownership interest in Tejon Ranch and that no reservation was established.”
On August 6, 2015, Robinson filed a Petition for Panel Rehearing asking the Ninth Circuit panel to change its June 22, 2015 ruling or allow reargument of the case. Robinson did not also file a Petition for Rehearing En Banc. No response to the Petition for Rehearing by the panel was required or permitted unless ordered by the court. On September 2, 2015, the court panel issued a one-sentence Order stating that “Appellants’ petition for panel rehearing is DENIED.” Robinson may submit a petition to the U.S. Supreme Court seeking review of the Ninth Circuit’s decision by a writ of certiorari on or before December 2, 2015. Robinson’s chances of prevailing with a petition for writ of certiorari, if he files one, are very small. In the meantime, the Company believes that a negative outcome of this case is very remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.

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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the Court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in first half 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February, 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The Court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015 more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the Court for approval. In August, 2015 the Court heard evidence relating to preliminary approval of the Wood Class settlement and took the matter under submission. The Court heard evidence in September and October, 2015, regarding 1) prove-up of the proposed Judgment and Physical Solution, and 2) evidence of all non-settling parties' claims to groundwater. On November 5, 2015, the Court announced its tentative decision to approve the Wood Class settlement and proposed Judgment and Physical Solution. The final judgment remains pending. Because a final Judgment is not yet issued and given the complex nature of the adjudication, at this time it is difficult to ascertain what the outcome of the Court proceedings will be, and what effect, if any, this case may have on the Centennial project or the Company’s remaining lands in the Antelope Valley. Because the water supply plan for the Centennial project includes several sources of water in addition to groundwater underlying the Company’s lands, and because the creation of an efficient market for local water rights is frequently an outcome of adjudication proceedings, the Company remains hopeful that sufficient water to supply the Company's needs will continue to be available for its use regardless of the outcome of this case.

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

The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which TCWD has a
2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the remedial EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento Superior Court. In an initial favorable ruling on January 25, 2013, the Court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s California Environmental Quality Act claims, except the Rosedale claim, joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality.

On November 24, 2014 the Court issued a writ of mandate that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and Rosedale. The writ of mandate, as revised by the Court, requires DWR to certify the revised EIR by June 30, 2016. DWR is proceeding to prepare the revised EIR. We are uncertain as to whether in the future the writ of mandate or the revised EIR could result in some curtailment in KWBA operations. To the extent there may be an adverse outcome on the claims, the monetary value cannot be estimated at this time.

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

Central Delta and Rosedale filed motions for award of costs and attorneys fees. The Superior Court denied the Central Delta motion. Central Delta appealed the denial of its attorneys fees motion. Rosedale withdrew its motion for fees and costs as a result of a settlement between Rosedale and the Kern Water Bank Authority.

Crop Insurance
Our 2015 pistachio crop yield was severely impacted by the mild winter. A mild winter decreases the number of hours the pistachio trees are dormant, adversely impacting the pollination of the pistachio tree. We typically expect 5% - 10% of our crops to produce blanks or hollow shells. However, we experienced blanks in 90% of our pistachio crop, which is unprecedented compared to historical trends. The impact to pistachio production as a result of the mild winter is not a phenomenon limited to Tejon Ranch, but has impacted a large majority of the pistachio production in California. We purchase crop insurance to mitigate weather-related catastrophic crop losses. During the third quarter, we submitted an insurance claim that is expected to recover a portion of the loss and we anticipate hearing from the insurance company as to the amount during the fourth quarter.
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
Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At September 30, 2015, the investment mix was approximately 57% equity, 35% debt, and 8% money market funds. At December 31, 2014, the investment mix was approximately 59% equity, 30% debt and 11% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 4.3% in 2015 and 2014. The expected long-term rate of return on plan assets is 7.5% in 2015 and 2014. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.

The expected total pension and retirement expense for the Benefit Plan was as follows:

	Nine Months Ended September 30
($ in thousands)	2015	2014
Cost components:
Service cost-benefits earned during the period	$(199)	$(270)
Interest cost on projected benefit obligation	(350)	(303)
Expected return on plan assets	462	408
Net amortization and deferral	(213)	(800)
Total net periodic pension cost	$(300)	$(965)

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
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30
($ in thousands)	2015	2014
Cost components:
Service cost-benefits earned during the period	$—	$(240)
Interest cost on projected benefit obligation	(208)	(165)
Net amortization and deferral	(253)	(171)
Total net periodic pension cost	$(461)	$(576)
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
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2015	2014	2015	2014
Commercial leases	$1,925	$1,617	$5,720	$4,338
Grazing leases	26	351	938	1,064
All other land management ancillary services	597	604	2,277	2,665
Total commercial revenues	2,548	2,572	8,935	8,067
Profit (loss) from commercial activities	(725)	(802)	(635)	(1,954)
Equity in earnings of unconsolidated joint ventures	2,055	1,707	4,861	3,328
Income from commercial/industrial and unconsolidated joint ventures	$1,330	$905	$4,226	$1,374

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $1,885,000 and $1,716,000 for the nine months ended September 30, 2015 and 2014, respectively. The segment produced losses of $558,000 and $565,000 for the quarters ended September 30, 2015 and 2014, respectively.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The revenue components of the mineral resources segment was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2015	2014	2015	2014
Oil and gas	$640	$1,778	$2,333	$5,301
Water sales	—	—	10,165	7,703
Rock aggregate	282	294	629	885
Cement	373	284	916	763
Land lease for oil exploration	27	37	131	149
Total revenue	1,322	2,393	14,174	14,801
Income from mineral resources activities	716	1,888	7,151	8,869
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2015	2014	2015	2014
Almonds	$3,687	$3,201	$7,066	$5,297
Pistachios	2,136	4,118	2,899	6,237
Wine grapes	1,986	1,293	1,986	1,293
Hay	229	184	434	588
Total crop proceeds	8,038	8,796	12,385	13,415
Other farming revenues	38	76	85	227
Total farming revenues	8,076	8,872	12,470	13,642
Income (loss) from farming activities	$(47)	$2,783	$760	$4,261
14.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation or is a voting interest entity and is controlled by the Company. The Company’s investment in its unconsolidated joint ventures at September 30, 2015 was $36,418,000. The equity in the income of the unconsolidated joint ventures was $4,861,000 for the nine months ended September 30, 2015. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At September 30, 2015, the Company had an equity investment balance of $21,320,000 in this joint venture. On October 26, 2015, we received a dividend distribution from TA/Petro of $7,200,000.

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

The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The lease to Dollar General has now been extended to April 2019, and includes an option to extend for an additional three years. The Five West Parcel joint venture currently has an outstanding bank loan with a balance of $10,863,000. The bank loan has been extended to May 2016 in connection with the original one-year lease extension of Dollar General's lease and is fully secured by the building as well as guarantees from each partner. We are currently working with the lender to extend the loan to April 2019. We do not believe the lender will call on the guarantees provided. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.
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
The TRCC/Rock Outelet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of September 30, 2015, had an outstanding balance of $51,557,000.
At September 30, 2015, the Company’s combined equity investment balance in these three joint ventures was $15,098,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes (owned by TRI Pointe Homes), Lewis Investment Company, and CalAtlantic Group Inc. (formerly Standard Pacific Corp) that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At September 30, 2015 the Company had a 74.87% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of September 30, 2015 and December 31, 2014 and unaudited condensed statements of operations for the nine months ended September 30, 2015 and September 30, 2014 are as follows:
Statement of Operations for the nine months ended September 30, 2015

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Revenues	$78,483	$2,619	$17	$6,645	$87,764	$435
Net income (loss)	$8,119	$751	$(87)	$(684)	$8,099	$(263)
Partner’s share of net income (loss)	$3,248	$375	$(43)	$(342)	$3,238	$(68)
Equity in earnings (losses)	$4,871	$376	$(44)	$(342)	$4,861	$—

Balance Sheet Information as of September 30, 2015

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$24,421	$3,280	$50	$4,925	$32,676	$69
Real Estate	49,487	13,877	4,617	65,263	133,244	80,194
Other assets	275	191	—	20,213	20,679	10
Long-term debt	(15,188)	(10,863)	—	(51,557)	(77,608)	—
Other liabilities	(2,795)	(604)	(5)	(1,555)	(4,959)	(820)
Net assets	$56,200	$5,881	$4,662	$37,289	$104,032	$79,453
Statement of Operations for the nine months ended September 30, 2014

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	TRCC/Rock Outlet Center	Tejon Mountain Village*	Total	Centennial-VIE
Revenues	$85,694	$2,505	$49	$2,795	$—	$91,043	$591
Net income (loss)	$5,087	$108	$27	$419	$(70)	$5,571	$(230)
Partner’s share of net income (loss)	$2,035	$54	$14	$210	$(35)	$2,278	$(89)
Equity in earnings (losses)	$3,052	$54	$13	$209	$(35)	$3,293	$—
*The Company purchased DMB TMV LLC's membership interest in the Tejon Mountain Village joint venture on July 15, 2014.
Balance Sheet Information as of December 31, 2014

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$18,960	$3,834	$5	$2,302	$25,101	$651
Real Estate	48,011	14,869	4,617	66,112	133,609	77,373
Other assets	181	67	—	19,624	19,872	—
Long-term debt	(15,808)	(11,000)	—	(45,449)	(72,257)	—
Other liabilities	(3,263)	(440)	(2)	(4,616)	(8,321)	(158)
Net assets	$48,081	$7,330	$4,620	$37,973	$98,004	$77,866
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
Our commercial/industrial real estate development segment generates revenues from building, grazing, and land lease activities, land and building sales, and ancillary land management activities. The primary commercial/industrial development is the Tejon Ranch Commerce Center, or TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Within our resort/residential segment, the three active developments are Tejon Mountain Village, or TMV, Centennial, and the Grapevine Development Area, or Grapevine. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, pistachios, and hay.
For the first nine months of 2015 we had net income attributable to common stockholders of $1,235,000 compared to net income attributable to common stockholders of $3,739,000 for the first nine months of 2014. This decline was primarily attributable to a reduction in mineral resource revenues as a result of lower oil prices and a decrease in farm revenues due to the significant drop in pistachio production. These declines were partially offset by improved commercial operating income and an increase in income from our unconsolidated joint ventures.
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

Results of Operations
Comparison of nine months ended September 30, 2015 to nine months ended September 30, 2014
Total revenues for the first nine months of 2015 were $35,579,000 compared to $36,510,000 for the first nine months of 2014. This decrease of $931,000, or 3%, is attributable to a decrease in farming revenues of $1,172,000, a decrease in mineral resources of $627,000, offset by an increase in commercial/industrial revenues of $868,000 resulting from continued increases in leasing activity.
Commercial/industrial real estate segment revenues were $8,935,000 for the first nine months of 2015, an increase of $868,000, or 11%, compared to the first nine months of 2014. This improvement is primarily attributable to an increase of $275,000 relating to percentage rent from the power plant lease, specifically the expiration in January 2015 of the credits issued in 2014 in conjunction with the power plant lease amendment. The amendment related to percentage rent paid on the collection of greenhouse gas assessment taxes. The percentage rent calculation was modified to exclude the greenhouse gas assessment taxes that are collected by the tenant and passed on to the State of California and in connection therewith the Company issued the tenant a one-time credit of $467,000. In addition, we recognized $239,000 in property management fees from our joint venture properties. During the nine months ended September 30, 2015, three tenants took possession under their respective lease terms resulting in an increase in new rental revenues of $335,000.
Commercial/industrial real estate segment expenses were $9,570,000 during the first nine months of 2015, a decrease of $451,000, or 5%, compared to the same period in 2014. The decline in expenses is primarily due to the absence of Tejon -Castac Water District, or TCWD, fixed water assessments during the nine months ended September 30, 2015, resulting in a decrease of $488,000. TCWD water assessment taxes decreased as a result of an increase in TCWD water sales to parties outside of the district, which provided additional funds to TCWD.
Due to the purchase of the remaining ownership interest in the TMV joint venture in 2014, we no longer earn management fees related to the TMV joint venture. Resort/residential real estate segment expenses increased $169,000, or 10%, during the first nine months of 2015, compared to the same period in 2014 primarily due to a $164,000 increase in employee and payroll related expenses due to increased staffing as a result of internalizing management responsibilities for both TMV and Grapevine developments.
Mineral resources segment revenues decreased $627,000, or 4%, to $14,174,000 during the first nine months of 2015 compared to the same period in 2014. The $627,000 decrease is primarily due to a decrease in oil royalty revenues driven by lower average prices for a barrel of oil. The average price per barrel of oil decreased by 54% to approximately $45 per barrel for the first nine months of 2015 from approximately $98 per barrel in the first nine months of 2014. The price decline also led to a decrease in production as compared to the same period in 2014. The overall impact was a $2,883,000 decrease in oil royalty revenue. The decrease was partially offset by a $2,462,000 increase in water sales revenue from the sale of 7,922 acre feet of water. During the first quarter of 2015, we determined we had excess water supply for our 2015 needs, thus we sold the entire allotment of the 2015 Nickel water we purchased plus carry forward inventory from 2014.
Mineral resources segment expenses increased $1,091,000, or 18%, to $7,023,000 during the first nine months of 2015 compared to the same period in 2014, primarily due to an increase of $967,000 in cost of sales for water.
Farming segment revenues decreased by $1,172,000, or 9%, to $12,470,000 during the first nine months of 2015 compared to the same period in 2014. The $1,172,000 decrease is primarily attributed to a $3,338,000 decrease in pistachio revenues. Our pistachio crop yield was severely impacted by the mild winter. A mild winter decreases the number of hours the pistachio trees are dormant, adversely impacting the pollination of the pistachio tree. We typically expect 5% - 10% of our crops to produce blanks or hollow shells. However, we experienced blanks in 90% of our pistachio crop, which is unprecedented compared to historical trends. The impact to pistachio production as a result of the mild winter is not a phenomenon specific to Tejon Ranch but has impacted a large majority of the pistachio production in California. We purchase crop insurance to mitigate weather-related catastrophic crop losses. During the third quarter, we submitted an insurance claim that is expected to recover a portion of the loss and we anticipate hearing from the insurance company as to the amount during the fourth quarter. Pistachio sales accounted for $2,899,000 of total farming revenues for the nine months ended September 30, 2015. Of the $2,899,000, $1,613,000 relates to a one time bonus payment on the 2014 crop, $1,104,000 relates to the sale of the 2014 carryover crop, and $182,000 relates to sales from the harvested 2015 crop. The decrease in sales was offset by a $693,000 and $1,769,000 increase in wine grape and almond sales, respectively. Wine grape revenues increased because wine grape crop yields in 2015 increased by 2,782 tons. Almond revenues increased as a result of an increase in the selling price per pound.
Farming segment expenses increased by $2,329,000, or 25%, to $11,710,000 during the first nine months of 2015 compared to the same period in 2014. During the first nine months of 2015, there was a $523,000 increase in staffing costs primarily due to a bonus accrual, a $1,053,000 increase in wine grape cultural costs, and a $734,000 increase in pistachio cultural costs.

Corporate general and administrative costs increased $926,000, or 11%, to $9,214,000 during the first nine months of 2015 compared to the same period in 2014, primarily due to a $1,068,000 increase in employee compensation due to an increase in staffing, a change in payment method of performance-based bonuses and related payroll expenses.
Our share of earnings from our joint ventures was $4,861,000, an increase of $1,568,000, or 48%, during the first nine months of 2015 when compared to the same period in 2014, primarily due to $1,819,000 increase in our share of earnings from our TA/Petro joint venture. The improvement in operations within the TA/Petro joint venture is driven by an increase in diesel volumes of 1.5 million gallons and gas volumes of 890,000 gallons. The improvement in the volumes of fuel sales is continuing to be driven by the growing amount of traffic along Interstate - 5 and the expansion of offerings at TRCC such as the Outlets at Tejon. The TA/Petro joint venture also saw an increase in the margin on gas sales of approximately $0.13 per gallon for the year as compared to 2014. Due to the addition of a new restaurant at the end of 2014 and the increase in the volume of activity the TA/Petro joint venture also saw an increase in non-fuel revenues margins during 2015.
Comparison of three months ended September 30, 2015 to three months ended September 30, 2014
Total revenues for the three month period ended September 30, 2015 were $11,946,000 compared to $13,837,000 for the same period in 2014. This decrease of $1,891,000, or 14%, in total revenues is mainly attributable to lower revenues in farming and mineral resources.
Commercial/industrial real estate segment revenues were $2,548,000 for the three month period ended September 30, 2015, a decrease of $24,000, or 1%, compared to the three month period ended September 30, 2014. This decrease is primarily attributable to a $324,000 decrease in grazing revenues due to a drought clause reducing the amount of revenue recognized. The decrease is offset by $299,000 increase from commercial lease related activities.
Commercial/industrial real estate segment expenses were $3,273,000 during the three month period ended September 30, 2015, a decrease of $101,000, or 3%, compared to the same period in 2014, primarily due to a decrease of $151,000 in professional services. In 2015, there were also no TCWD fixed water assessments resulting in a decrease of $103,000 when compared to 2014. The decreases were offset by a $36,000 increase in payroll costs, a $48,000 increase in depreciation resulting from placing three new operating properties into service, and a $63,000 increase in marketing and promotional activities.
Resort/residential real estate expenses were $558,000, a decrease of $7,000, or 1%, during the three months ended September 30, 2015, compared to the same period in 2014. This variance is in-line with our expectations given the current business environment.
Mineral resource segment revenues decreased by $1,071,000, or 45%, to $1,322,000 during the three month period ended September 30, 2015 compared to the same period in 2014. The decrease is primarily attributed to a $1,078,000 decrease in oil royalty revenues driven by lower average prices for a barrel of oil as described above.
Mineral resources segment expenses increased by $101,000, or 20%, to $606,000 during the three month period ended September 30, 2015 compared to the same period in 2014, primarily attributed to an increase in staffing necessary to monitor and support our water related activities.
Farming segment revenues decreased by $796,000, or 9%, to $8,076,000 during the three month period ended September 30, 2015 compared to the same period in 2014. During the three month period ended September 30, 2015, there was a $1,982,000 decrease in pistachio revenues resulting from the 2015 mild winter as previously described. Pistachio sales accounted for $2,136,000 of total farming revenues for the three months ended September 30, 2015. Of the $2,136,000, $1,613,000 relates to a one time bonus payment on the 2014 crop, $341,000 relates to the sale of the 2014 carryover crop, and $182,000 relates to sales from the harvested 2015 crop. The decrease in sales was offset by a $693,000 and $485,000 increase in wine grape and almond sales, respectively. Wine grape revenues increased for the same reasons described above.
Farming segment expenses increased by $2,034,000, or 33%, to $8,123,000 during the three month period ended September 30, 2015 compared to the same period in 2014. This increase was attributed to an increase of $1,070,000 in higher wine grape growing costs, a $731,000 increase in pistachio growing costs, and a $71,000 increase in almond growing costs. The remainder of the increase is attributed to a $214,000 increase in indirect farming costs. The increase was offset by a $53,000 decrease in the cost of hay sales.
Corporate general and administrative costs remained relatively flat at $2,927,000 during the three month period ended September 30, 2015 compared to the same period in 2014. This variance is in-line with our expectations given the current business environment.
Our share of earnings from our joint ventures was $2,055,000, an increase of $348,000, or 20%, during the three month period ended September 30, 2015 when compared to the same period in 2014 primarily due to a $603,000 increase in our share of earnings from our TA/Petro joint venture as a result of improved operations as described above.

General Outlook
Thus far in 2015 our commercial retail activity has continued to grow as new leases have come on line with Carl's Jr, Starbucks, Pieology, Habit Burger and Baja Fresh. We commenced development of a new multi-tenant building during the third quarter that will house Habit Burger and Baja Fresh. The tenants are expected to be open during the first half of 2016. Later in 2015, we expect a new convenience store and gas station to open at TRCC-East. The convenience store and gas station are being developed by our TA/Petro joint venture.

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
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside, and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. Through the third quarter of 2015, vacancy rates in the Inland Empire were comparable to 2014, primarily due to demand keeping pace with the development of new buildings for lease. Without the increase in new development the vacancy rate would have declined. The low vacancy rates have also led to an increase in lease rates within the Inland Empire which has translated into land prices nearing the peak levels experienced in 2007/2008. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
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
All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. 2015 crop harvests for almonds, pistachios, and selected wine grapes have been completed as described earlier. Crop harvest for almonds, pistachios, and selected wine grapes With a more normal winter and adequate dormant hours we would expect to see some improvement in 2016 production for these crops.
The Board of Directors approved a business plan for TMV that authorizes management to move forward with the creation of tentative tract maps. Tentative tract maps are expected to take up to two years to complete and must be completed prior to construction beginning.
As noted earlier in the farming discussion our 2015 Pistachio crop was minimal compared to prior years and historical averages. This decline was due to a very mild winter that impacted the level of hours that trees were dormant and the pollination cycle. At this time, we expect improved production in 2016, but are concerned due to the minimal amount of growth in the pistachio trees during 2015. The drought continues to negatively impact farming within California with areas of limited water removing orchards and vineyards. Our farm operations and Company operating results for the first nine months of 2015 were not materially impacted by the drought due to our various water contracts and internal water sources.
Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Thus far in 2015, prices for almonds and pistachios are staying at high levels due to the total size of this year's statewide production.
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
The operations of the Company are seasonal and future results of operations cannot be predicted based on quarterly results. Future real estate sales and leasing activity are dependent on market circumstances and specific opportunities and therefore are difficult to predict from period to period. Historically, the Company's largest percentages of farming revenues are recognized during the third and fourth quarter of the fiscal year.
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
Income Taxes
For the nine months ended September 30, 2015, the Company incurred a net income tax expense of $464,000 compared to a net income tax expense of $1,647,000 for the nine months ended September 30, 2014. These represent effective income tax rates of approximately 28% and 34% for the nine months ended September 30, 2015 and, 2014, respectively. The effective tax rate for the first nine months of 2015 is based on forecasted annual pre-tax income for 2015. As of September 30, 2015, we had an income tax payable of $0.
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
Our cash, cash equivalents and marketable securities totaled $37,218,000 at September 30, 2015, a decrease of $10,560,000, or 22%, from the corresponding amount at the end of 2014. Cash, cash equivalents and marketable securities decreased during the first nine months of 2015 due to property and equipment expenditures and real estate development costs, which included infrastructure development costs, payments on our revolving line of credit, and increases in farming inventory. These decreases were partially offset by a distribution from one of our Rockefeller unconsolidated joint ventures, water sale proceeds and reimbursement proceeds for public infrastructure costs from the East CFD.
The following table shows our cash flow activities for the nine months ended September 30:

(in thousands)	2015	2014
Operating activities	$1,541	$4,757
Investing activities	$(5,038)	$(31,101)
Financing activities	$1,371	$19,349
Operating Activities
During the first nine months of 2015, our operations provided $1,541,000 of cash primarily attributable to net income including adjustments for non-cash items, partially offset by increases in farming inventories. During the first nine months of 2014, our operations provided $4,757,000 of cash primarily attributable to net income including adjustments for non-cash items offset by increases in crop receivables and reductions in payables.
Investing Activities
During the first nine months of 2015, investing activities used $5,038,000 of cash primarily as a result of $18,968,000 in capital expenditures consisting of $6,425,000 of investments in TRCC infrastructure, primarily associated with expansion of road infrastructure, utilities, and buildings on land at TRCC-East, $3,306,000 related to the Grapevine Development Area for entitlement activities, $5,263,000 related to TMV pre-development activities, and $2,392,000 related to Centennial Founders LLC for entitlement activities. The remaining capital expenditures related to ordinary capital expenditures such as farming equipment, IT equipment replacements and computer software. These expenditures were partially offset by net proceeds of $7,932,000 from the sale and maturity of marketable securities, reimbursements of $4,971,000 for public infrastructure costs through the East CFD, and distributions of $1,100,000 from our Rockefeller unconsolidated joint venture partner.
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
Our estimated capital investment for the remainder of 2015 will be primarily related to real estate projects. Estimated capital investment includes approximately $2,000,000 of infrastructure development at TRCC-East and West. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We expect to possibly invest up to an additional $1,225,000 for land planning and entitlement activities for the Grapevine Development Area and approximately $500,000 for TMV pre-development activities. We may potentially invest up to $2,900,000 throughout the remainder of 2015 in Centennial Founders LLC for entitlement work. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $500,000 in water assets and infrastructure. We are also planning to invest approximately $200,000 in the replacement of operating equipment, such as farm equipment, and updates to our information technology systems.
Financing Activities
During the first nine months of 2015, financing activities generated $1,371,000 in cash mainly due to the timing of draw downs on the Company's line of credit. At September 30, 2015, there was an outstanding balance of $8,940,000 on our revolving line of credit. The financing proceeds was also tied to the buyback of stock at time of the vesting of stock grants for the payment of payroll taxes.
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
Capital Structure and Financial Condition
At September 30, 2015, total capitalization at book value was $402,312,000 consisting of $74,277,000 of long-term debt and $328,035,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 18.5%, which is slightly lower than the long-term debt-to-total-capitalization ratio at December 31, 2014.
The Company has a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-

borrow, as necessary. At September 30, 2015 the RLC had an outstanding balance of $8,940,000. As of November 6, 2015, the RLC had no outstanding balance. At December 31, 2014, the RLC had an outstanding balance of $6,850,000.
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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2015 and December 31, 2014, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The current outstanding balance is $4,277,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
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
As noted above, at September 30, 2015, we had $37,218,000 in cash and securities and had $21,060,000 available on credit lines to meet any short-term liquidity needs.
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
Contractual Cash Obligations

The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2015, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$274,574	$8,040	$16,517	$17,127	$232,890
Long-term debt	74,277	62	4,475	7,844	61,896
Interest on long-term debt	22,233	3,011	5,788	5,146	8,288
Revolving line of credit borrowings	8,940	8,940	—	—	—
Cash contract commitments	8,484	6,275	1,138	—	1,071
Defined Benefit Plan	3,477	175	485	696	2,121
SERP	4,105	438	882	884	1,901
Tejon Ranch Conservancy	5,200	800	1,600	1,600	1,200
Financing fees and interest	190	190	—	—	—
Total contractual obligations	$401,480	$27,931	$30,885	$33,297	$309,367
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at September 30, 2015.
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard & Poor’s. See Note 3 (Marketable Securities) of the Notes to Unaudited Consolidated Financial Statements.
Our current RLC has an outstanding balance of $8,940,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR, or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $70,000,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $4,277,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
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
Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2015
(In thousands except percentage data)

								Fair Value at
	2015	2016	2017	2018	2019	Thereafter	Total	09/30/2015
Assets:
Marketable securities	$900	$8,327	$9,307	$13,150	$2,072	$—	$33,756	$33,706
Weighted average interest rate	0.53%	0.92%	1.33%	1.73%	1.80%	—%	1.39%
Liabilities:
Revolving line of credit	$8,940	$—	$—	$—	$—	$—	$8,940	$8,940
Weighted average interest rate (Revolving line of credit)	1.69%	—%	—%	—%	—%	—%	1.69%
Long-term debt ($4.75M note)	$62	$255	$266	$277	$289	$3,128	$4,277	$4,277
Weighted average interest rate ($4.75M note)	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$—	$561	$3,393	$3,563	$3,715	$58,768	$70,000	$70,000
Weighted average interest rate ($70.0M note)	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
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
Commodity Price Exposure
As of September 30, 2015, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2014 and 2015 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $7,131,000 of accounts receivable outstanding at September 30, 2015, $1,637,000 or 27%, is at risk to changing prices. Of the amount at risk to changing prices, $183,000 is attributable to pistachios and $1,454,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2014 was $5,193,000, or 61% of the total accounts receivable of $8,506,000.

The price estimated for recording accounts receivable for pistachios recorded at September 30, 2015 was $2.88 per pound, as compared to $2.76 per pound at December 31, 2014. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $635. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $3.82 to $4.92. With respect to almonds, the price estimated for recording the receivable was $4.39 per pound, as compared to $3.89 per pound at December 31, 2014. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $600. The range of final prices over the last three years for almonds has ranged from $1.71 to $4.24 per pound.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 11. Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 22

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.36	*Separation Agreement - Gregory J. Tobias	FN 24

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 24
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ending September 30, 2015, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.
(The Company)

November 9, 2015	BY	/s/ Allen E. Lyda
DATE		Allen E. Lyda
Executive Vice President, Chief Financial Officer

November 9, 2015	BY	/s/ Robert D. Velasquez
DATE		Robert D. Velasquez
Vice President of Finance, Chief Accounting Officer