Form 10-K
period 2015-12-31
TEJON RANCH CO
filed 2016-03-08
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2015 was $443,964,368 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.
The number of the Company’s outstanding shares of Common Stock on March 1, 2016 was 20,703,838.
____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I
Forward-Looking Statements
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

As used in this annual report on Form 10-K, references to the “Company,” “Tejon,” "TRC," “we,” “us,” and “our” refer to Tejon Ranch Co. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this annual report on Form 10-K.

ITEM 1.     BUSINESS
We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and create value for our shareholders. Current operations consist of land planning and entitlement, land development, commercial sales and leasing, leasing of land for mineral royalties, water asset management and sales, grazing leases, income portfolio management, farming, and ranch operations.
These activities are performed through our five major segments:

•	Real Estate - Commercial/Industrial

•	Real Estate - Resort/Residential

•	Mineral Resources

•	Farming

•	Ranch Operations
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
.

CHINA LAKE
N.W.C.
Bakersfield
5
CALIFORNIA
Mojave
TEJON
RANCH
EDWARDS A.F.B.
NATIONAL FOREST
5
Lancaster
/Palmdale
15
Santa Clarita
NATIONAL FOREST
NATIONAL
FOREST
Santa
Barbara
Ventura
210
405
10
Inland
Empire
10
Los Angeles
PACIFIC OCEAN
405
5
15
215

We are involved in several joint ventures, which facilitate the development of portions of our land. We are also actively engaged in land planning, land entitlement, and conservation projects.
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale residential and mixed use real estate communities to serve the growing populations of Southern and Central California.   We are currently engaged in commercial sales and leasing at our fully operational commercial/industrial center.  All of these efforts are supported by diverse revenue streams generated from other operations, including farming, mineral resources and our various joint ventures.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing industry segments for the last three years:

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
(Amounts in thousands of dollars)

	2015	2014	2013
Revenues
Real estate—commercial/industrial (1)	$8,272	$7,845	$7,455
Mineral Resources	15,116	16,255	10,242
Farming (2)	23,836	23,435	23,610
Ranch operations (1)	3,923	3,534	3,693
Segment revenues	51,147	51,069	45,000
Investment income	528	696	941
Other income	381	526	404
Total revenues and other income	$52,056	$52,291	$46,345
Segment Profits (Losses) and Net Income
Real estate—commercial/industrial (1)	$1,578	$639	$602
Real estate—resort/residential (2)	(2,349)	(2,608)	(2,231)
Mineral Resources	7,720	9,837	8,965
Farming (2)	4,852	7,185	7,684
Ranch operations (1)	(2,189)	(2,464)	(2,356)
Segment profits (3)	9,612	12,589	12,664
Investment income	528	696	941
Other income	381	526	404
Interest expense	—	—	—
Corporate expenses	(12,808)	(10,646)	(11,826)
Operating income before equity in earnings of unconsolidated joint ventures	(2,287)	3,165	2,183
Equity in earnings of unconsolidated joint ventures	6,324	5,294	4,006
Income before income taxes	4,037	8,459	6,189
Income tax provision	1,125	2,697	2,086
Net income	2,912	5,762	4,103
Net income/(loss) attributable to noncontrolling interest	(38)	107	(62)
Net income attributable to common stockholders	$2,950	$5,655	$4,165
Identifiable Assets by Segment (4)
Real estate—commercial/industrial	$67,550	$67,640	$47,593
Real estate—resort/residential	228,064	212,534	130,576
Mineral Resources	46,025	47,434	48,633
Farming	32,542	34,464	31,925
Ranch operations	4,313	4,295	4,789
Corporate	53,425	65,556	79,363
Total assets	$431,919	$431,923	$342,879
(1) During the fourth quarter of 2015, the Company reclassified revenues and expenses previously classified as commercial/industrial into a new segment called Ranch Operations. Ranch operations comprise of grazing leases, game management and other ancillary services supporting the ranch.
(2) During the fourth quarter of 2014, the Company determined hay crop sales previously recorded in the resort/residential revenues segment fit most appropriately with our farming revenues segment. The Company has reclassified prior periods to conform to the current year presentation.
(3) Segment profits are revenues less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(4) Total Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, land, buildings and improvements.

Real Estate Development Overview
Our real estate operations consist of the following activities: real estate development, commercial sales and leasing, land planning and entitlement, income portfolio management and conservation.
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 75,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 and State Road 138 corridors, which includes the Tejon Ranch Commerce Center, or TRCC, Centennial at Tejon Ranch, or Centennial, a master planned community on our land in Los Angeles County, Mountain Village at Tejon Ranch, or MV, a resort and residential community, and Grapevine at Tejon Ranch, or Grapevine, a master planned community on our land in Kern County. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
Our real estate activities within our commercial/industrial segment include: entitling, planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases, and landscape maintenance fees. Our real estate operations within our resort/residential segment at this time include costs for land entitlement, land planning and pre-construction engineering, and land stewardship and conservation activities.

Bakersfield
99
5
58
Mojave
166
14
Tejon Ranch
Commerce
Center
Outlets
at Tejon
Detail Map
TEJON
RANCH
Grapevine
Mountain
Village
at Tejon
EDWARDS
A.F.B.
Kern County
Los Angeles County
Kern County
Ventura Co.
Centennial
138
5
NATIONAL
FOREST
Lancaster
/Palmdale

Operating Segments
Real Estate - Commercial/Industrial
Construction:
During 2015, we completed the construction of a multi-tenant commercial building within TRCC-East. The multi-tenant building was leased to Starbucks and Pieology, a quick service pizza offering. During 2015 we also completed construction on a real estate pad in TRCC-East and entered into a ground lease with Carl's Jr. All three restaurants are fully operational at December 31, 2015. We also began construction of a second multi-tenant building to be occupied by Habit Burger and Baja Fresh. We expect these two offerings to be fully operational during the second quarter of 2016.

During 2014, we completed road, utility, and water infrastructure, to open up development south of the TravelCenters of America travel plaza site. This infrastructure provided support for the construction and opening of the Outlets at Tejon in August 2014. This infrastructure is also supporting the development of additional retail opportunities such as restaurants and fuel stations.
The following is a summary of the Company's retail and industrial real estate developments as of December 31, 2015:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion	Estimated Completion Date
Tejon Ranch Commerce Center	$77,682	$76,193	$153,875	TBD
Less: Reimbursements from TRPFFA	65,649	61,160	126,809	TBD
TRCC Development Costs, net	$12,033	$15,033	$27,066

Note: The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC. The project resides on 1,450 acres of our land, of which 460 acres will be developed.

Leasing:
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 13 fast-food operations, two full-service restaurants, one motel, an antique shop, and a United States Postal Service facility.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes; 32 acres of land to Pastoria Energy Facility, L.L.C., or PEF, for an electric power plant; and one office building in Rancho Santa Fe, California.
The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. Our most direct regional competitors are in the Inland Empire region of Southern California and areas north of us in the San Joaquin Valley of California. The principal factors of competition in this industry are price, availability of labor, proximity to the port complex of Los Angeles/Long Beach and customer base. A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouses and distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During 2015, vacancy rates in the Inland Empire were comparable to 2014 at 4.3%, primarily due to an increase in the development of buildings for lease. Without this increase in new development in the Inland Empire the vacancy rate would have declined in that region. The low vacancy rates have also led to an increase in lease rates of 12% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.

The following table summarizes information with respect to lease expirations as of December 31, 2015.

Year of Lease Expiration	Number of Expiring Leases	RSF of Expiring Leases	Annual Rent of Expiring Leases[1]	Percentage of Annual Minimum Rent
2016	1	—	$7,609	0.14%
2017	7	52,314	$186,755	3.61%
2018	4	59,513	$149,283	3.09%
2019	—	—	—	—
2020	2	55,595	$205,006	4.38%
2021	2	60,722	$44,346	1.00%
2022	1	1,801	$13,852	0.32%
2023	2	4,640	$67,044	1.60%
2024	—	—	—	—
2025	2	4,613	$134,636	3.38%
2026	—	—	—	—
Thereafter[2]	6	1,529,515	$3,452,947	—
1 - Expiring base rent for year includes only rent to be collected in each year. As an example, if a lease expires on June 30 of a given year, only six months of rent is included.
2 - This amount includes 32 acres of the PEF ground lease.
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2015 commercial/industrial activity.
For the year ended December 31, 2015 we had no leases that expired, nor did we have any material lease renewals.
Joint Ventures:
We are also involved in multiple joint ventures with several partners. Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates four separate gas stations with convenience stores within TRCC-West and TRCC-East. During 2015, TA/Petro began construction of a fifth convenience store and Shell gas station which opened in the first quarter of 2016. We are involved in three joint ventures with Rockefeller Development Group which includes the following: Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased, 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West, and TRCC/Rock Outlet Center LLC that operates the Outlets at Tejon.
Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering and land stewardship and conservation activities. We have three major resort/residential communities within this segment: MV, which has entitlement approvals and is in the tentative tract map process; Centennial received preliminary zoning within the Antelope Valley Area Plan, or AVAP, and has begun the specific plan process in LA County for approvals of phase one entitlement; and Grapevine is on land owned within Kern County that is in the entitlement process. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement we entered into with five major environmental organizations in 2008 is designed to minimize opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental groups has been a primary cause of delay and loss of financial value for real estate development projects in California.
Mountain Village at Tejon Ranch:
MV is planned to be an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish MV as the resort community of choice for the Southern California market. MV is being developed by Tejon Mountain Village LLC, or TMV LLC, a wholly owned subsidiary of the Company. MV encompasses 5,082 acres for a mixed use development to include housing, retail, and commercial industrial components. MV will include 3,450 homes, 160,000 square feet of commercial development and more than 21,000 acres of open space.

In November 2015, the Board of Directors of the Company approved the detailed business plan that will guide the ultimate development and marketing of MV. The Board also authorized the management team to move forward with the creation of Tentative Tract Maps, which is a two year process estimated to be completed in late 2017.
During July 2014, the Company acquired full ownership of TMV LLC through the purchase of DMB TMV LLC's interest in the former joint venture for $70,000,000 in cash.
The Company's decision to obtain full ownership of MV reflects the Company's growth as a fully integrated real estate company and demonstrates our belief in the future success of the development.
MV is fully entitled and all necessary permits have been issued to begin development once the mapping process is complete. Timing of MV development in the coming years will be dependent on the continued improvement of the economy and an improvement in the second home real estate market. In moving the project forward we will focus on the completion of the mapping process, consumer and market research studies and fine tuning of development business plans as well as defining the capital funding sources for this development.
Centennial at Tejon Ranch:
The Centennial development is a large master-planned community development encompassing approximately 11,000 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes, and 10.1 million square feet of commercial development. Centennial will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 75.57% ownership interest as of December 31, 2015. Our partners in this joint venture are TRI Pointe Homes, Lewis Investment Company and CalAtlantic. Centennial is envisioned to be an ecologically friendly and commercially viable development.
During the fourth quarter of 2014, the Los Angeles County Board of Supervisors approved the AVAP. The AVAP is designed to guide future development and conservation in the northern-most region of unincorporated Los Angeles County. Centennial is included in the AVAP as part of the west Economic Opportunity Area, or EOA, where future development would be directed. This particular EOA is located along Highway 138 and encompasses the vast majority of Centennial's proposed boundaries. The final approval of the AVAP will provide Centennial with land use and zoning for residential and commercial development. In June 2015, the Los Angeles County Board of Supervisors gave final approval for the AVAP.
We are currently preparing the project level Environmental Impact Report, or EIR, and specific plan for Los Angeles County and anticipate the filing of those documents during 2016, with possible completion in 2017.
Grapevine at Tejon Ranch:
Grapevine is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. The 2008 Conservation Agreement allows for the development of up to 12,400 acres in this area. California regulatory dynamics may impact the future ability to entitle new development so we began the land planning and entitlement process for Grapevine during 2013 to take advantage of the existing favorable pro-business and political climate in Kern County. We are currently focusing on approximately 8,000 acres for a mixed use development to include housing, retail, and commercial industrial components. Grapevine is proposed to include 12,000 to 14,000 homes and more than 3,000 acres of open space and parks. In 2015, we revised our estimate for commercial and industrial development from 10.7 million to 5.1 million square feet to reduce traffic mitigation costs. We are currently preparing the project level Environmental Impact Report, or EIR, and specific plan for Kern County and anticipate filing those documents during 2016, with possible Kern County Board of Supervisors approval within the next twelve months. The entire approval and litigation process will take several years and the investment of several million dollars to successfully complete.
The greatest competition for the Centennial and Grapevine communities will come from California developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. The developments in these areas will be providing similar housing product as our developments. The principal factors of competition in this industry are pricing of product, amenities offered, and location. We will attempt to differentiate our developments through our unique setting, land planning and different product offerings. MV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will range over a greater area and variety of projects.

As we embark on the aforementioned master planned communities, we understand that it can take up to 25 years, or greater, to complete from commencement of construction. The entitlement process for development of property in California is complex, lengthy (spanning multiple years) and costly, involving numerous state and county regulatory approvals. We are unable to determine anticipated completion dates for our real estate development projects with certainty because the time for completion is heavily dependent on the regulatory approvals necessary for land development. Also, as a real estate developer, we are cognizant of the micro- and macro-economic factors that have a significant influence on the real estate sector. As a developer, one would be at an economic disadvantage to bring product to market with no willing or able buyers. This ebb and flow of the economy also plays into the timing of our completion date. Costs will also fluctuate over the life of these projects as a result of the cost of labor and raw materials and the timing of approvals and other activity. The uncertainty of estimated costs to completion is compounded by the potential impact of inflation, which will fluctuate with the equally uncertain completion dates for our projects.
The following is a summary of the Company's residential real estate developments as of December 31, 2015:

($ in thousands)
Project	Location	Approximate Acres	Planned Units	Cost to Date	Estimate to Complete	Estimated Completion Date
Mountain Village at Tejon Ranch	Kern County, California	26,000	3,450	$120,954	A	B
Grapevine at Tejon Ranch	Kern County, California	8,000	12,000	$18,285	A	B
Centennial at Tejon Ranch	LA County, California	11,000	19,333	$84,194	A	B
(A) Estimated project costs are difficult to accurately forecast with any certainty at this time due to finalization of entitlement and mapping processes, as well as final engineering for the developments, and capital funding structure selected.
(B) Estimated completion anticipated to be 25 years, or greater, from commencement of construction. To-date construction has not begun.
Mineral Resources
Mineral resources consist of oil and gas royalties, rock and aggregate royalties, royalties from a cement operation leased to National Cement, and the management of water assets and water infrastructure. Based on the expansion of our water operations we determined during the third quarter of 2014 that water assets and water management fit most appropriately within our mineral resources segment. We continue to look for opportunities to grow our mineral resource revenues through expansion of leasing and encouraging new exploration. Within our water assets we are expanding our resources through new well drilling programs, while at the same time looking for opportunities to continue to purchase water as we have in the past. As we did in 2015 and 2014, we will look to sell excess water over our internal needs on a temporary basis until that water is needed by us in our real estate and agricultural operations.
We expect no new oil drilling activity and continued slowing in production through 2016 based on current oil prices. We expect the lower oil prices will also negatively impact our 2016 royalty revenues as compared to 2015 royalty revenues.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We however do not engage in any oil exploration or extraction activities. As of December 31, 2015, approximately 7,300 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 445,000 barrels of oil and 315,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2015. Our share of production, based upon average royalty rates during the last three years, has been 149, 179, and 196, barrels of oil per day for 2015, 2014, and 2013, respectively. Approximately 273 active oil wells were located on the leased land as of December 31, 2015. Royalty rates on our leases averaged approximately 13% of oil production in 2015. We also had a development and exploration lease with Sojitz Energy Venture, Inc. covering approximately 50,000 acres in the San Joaquin Valley portion of the Company’s land that ended during February 2015 due to a business decision of Sojitz to focus their drilling efforts in the Gulf of Mexico, which lead Sojitz to not meet the drilling requirements of the lease. We are currently evaluating potential new leases for portions of this land. At the time Sojitz exited the lease, they were not producing oil from the lease.
Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.

We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant, which increased during 2015 compared to 2014. The improvement in shipments is due to an increase in road construction activity as compared to the prior years. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants and at this time we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.
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
In August 2015, we entered into an agreement with PEF our current lessee under a power plant lease. Beginning in 2016, PEF may purchase from us up to 2,000 acre feet of water and from January 2017 through July 2030, PEF may purchase from us up to 3,500 acre feet of water per year, with an option to extend the term. PEF is under no obligation to purchase water from us in any year, but is required to pay us an annual option payment equal to 30% of the maximum annual payment. The price of the water under the agreement is $1,025 per acre foot of annual water, subject to 3% annual increases commencing January 1, 2017. The Company's commitments to sell water can be met through current water assets.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,641 almonds—1,683; and pistachios—1,054. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley and we periodically lease 810 acres of land that is used for the growing of vegetables.
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
Sales of our grape crop typically occurs in the third and fourth quarters of the calendar year, while sales of our pistachio and almond crops also typically occur in the third and fourth quarter of the calendar year, but can occur up to a year or more after each crop is harvested.
In 2015, we sold 56% of our grape crop to one winery, 22% to a second winery and the remainder to two other customers. These sales are under long-term contracts ranging from one to 12 years. In 2015, our almonds were sold to various commercial buyers, with the largest buyer accounting for 63% of our almond revenues. Our pistachio sales were adversely impacted by abnormally low yields caused by the mild winter and as such, sales were insignificant. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases demand for the products we produce. The value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets, but we are now seeing this change as the U.S. dollar has strengthened against the Euro. The full potential impact of an increasing U.S. dollar to our pricing and revenue is not known at this time but we have seen a decline in near term almond prices.
Weather conditions, such as warmer than normal winter temperatures, could impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know if there has been a negative impact on 2016 production until late spring or early summer of 2016.

Our water entitlement for 2016, available from the California State Water Project, or SWP, when combined with supplemental water, is adequate for our farming needs. The State Department of Water Resources, or DWR, has announced its estimated water supply delivery at 30% of full entitlement. We expect 2016 rainfalls to provide some relief from the drought California has been experiencing. However, we are cognizant that rainfall in 2016 may not be sufficient to compensate for the drought we have experienced in California over the last several years. The current 30% allocation of state SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of lower than normal water supplies and the ongoing drought on 2016 California crop production for almonds, pistachios, and wine grapes, but it could continue to negatively impact statewide production. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6, (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
Ranch Operations
During the fourth quarter of 2015, the Company reclassified certain revenues and expenses previously classified as commercial/industrial into a new segment called Ranch Operations.
Ranch operations consist of game management revenues and ancillary land uses such as grazing leases and filming. Within game management we operate our High Desert Hunt Club, a premier upland bird hunting club. The High Desert Hunt Club offers over 6,400 acres and 35 hunting fields, each field providing different terrain and challenges. The hunting season runs from mid-October through March. We sell individual hunting packages as well as memberships.
Ranch operations also includes Hunt at Tejon, which offers a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2015, game management accounts for 36% of the total revenue from ranch operations.
In addition, the ranch operations segment is in charge of upkeep, maintenance, and security of all 270,000 acres of land.
Approximately 196,000 acres are used for two grazing leases, which account for 33% of total revenues from ranch operations at December 31, 2015.
General Environmental Regulation
Our operations are subject to federal, state and local environmental laws and regulations including laws relating to water, air, solid waste and hazardous substances. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur costs, penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. We also expect continued legislation and regulatory development in the area of climate change and greenhouse gases. It is unclear as of this date how any such developments will affect our business. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require expenditures in the future. We historically have not had material environmental liabilities.
Customers
We had no customers account for 10% or more of our revenues from continuing operations in 2015 and 2014. In 2015 and 2014, the PEF power plant lease generated approximately 7% of our total revenues. No other client tenant represents 5% or more of our revenues in 2015 and 2014. In 2013, Stockdale Oil and Gas, a subsidiary of Occidental Petroleum Corporation, an oil and gas leaseholder, accounted for 10% of our revenues from continuing operations.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Employees
At December 31, 2015, we had 155 full-time employees. We believe that we have good relations with our employees. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.

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
Executive Officers of the Registrant
The following table shows each of our executive officers and the offices held as of March 4, 2016, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	55
Dennis J. Atkinson	Senior Vice President, Agriculture	1998	65
Allen E. Lyda	Executive Vice President, Chief Financial Officer	1990	58
Hugh McMahon	Executive Vice President, Commercial/Industrial Development	2014	49
Joseph N. Rentfro	Executive Vice President, Real Estate	2015	47
Robert D. Velasquez	Vice President of Finance and Chief Accounting Officer	2015	49
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
Mr. McMahon joined the Company in November 2001 as Director of Financial Analysis. In 2008, Mr. McMahon became Vice President of Commercial/Industrial Development and in December of 2014, was promoted to Senior Vice President of Commercial/Industrial Development and elected as an officer of the Company. In 2015, he was promoted to Executive Vice President.
Mr. Rentfro joined the Company on February 27, 2015 and was elected Executive Vice President of Real Estate on March 9, 2015. For the last five years, Mr. Rentfro directed development efforts for a number of major projects within the Emirate of Abu Dhabi in the United Arab Emirates. Notable developments include the Westin Abu Dhabi Golf Resort & Spa, Monte Carlo Beach Club-Saadiyat, Eastern Mangroves Resort and Residences, St. Regis Saadiyat Island Residences, and the Al Yamm and Al Sahel Villas at the Desert Islands Resort & Spa by Anantara. Prior to his work in the Middle East, Mr. Rentfro held executive positions at The St. Joe Company (NYSE: JOE), ascending ultimately to Regional Vice President and General Manager. There he led all efforts related to planning, design, entitlement, development, construction, asset management, marketing and sales for real estate operations within a 330,000-acre region along the Gulf Coast of Northwest Florida.

Mr. Velasquez joined the Company as Vice-President-Finance of Tejon Ranchcorp, or TRC, a subsidiary of the Company, in November 2014. Mr. Velasquez was promoted to Vice President of Finance and Chief Accounting Officer of the Company in September 2015. Prior to joining TRC, Mr. Velasquez served as an Executive Director at Ernst & Young in their audit and assurance practice section. Mr. Velasquez worked with Ernst & Young from 1999 through 2014. Mr. Velasquez holds a B.S. in Business Administration with an option in Accounting from California State University, Los Angeles. Mr. Velasquez is a Certified Public Accountant in the state of California.
ITEM 1A.     RISK FACTORS
The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. Our strategy, focused on more aggressive development of our land, involves significant risk and could result in operating losses. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations.
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
A downturn in national or regional economic conditions could adversely impact our business. Real estate industry conditions improved over the last few years with solid demand for new homes and steady demand for industrial product. We cannot predict whether or not the economic recovery will continue or weaken and what impact that will have on the real estate industry. Any deterioration in industry conditions as a result of slow economic growth could adversely affect our business or financial results.
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
The inability of a client tenant to pay us rent could adversely affect our business. Our commercial revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If our client tenants fail to make rental payments under their leases, our financial condition and cash flows could be adversely affected.
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

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to client tenants. Our properties are subject to increases in operating expenses including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. Our leases allow us to pass along real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent. However, we cannot be certain that our client tenants will be able to bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective client tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish.
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
Constriction of the credit markets or other adverse changes in capital market conditions could limit our ability to access capital and increase our cost of capital. During past economic downturns, we relied principally on positive operating cash flow, cash and investments, and equity offerings to meet current working capital needs, entitlement investment, and investment within our developments. While the current economy has seen improvement, any slowdown in the economy could negatively impact our access to credit markets and may limit our sources of liquidity in the future and potentially increase our costs of capital.
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

Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TRCC, Centennial, MV, and Grapevine involve obtaining various governmental permits and/or entitlements. A delay in obtaining governmental approvals could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.
We are in competition with several other developments for customers and residents. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Once they receive all necessary permits, approvals and entitlements, Centennial and Grapevine will ultimately compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. MV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will include a greater area and range of projects. Intense competition may decrease our sales and harm our results of operations.
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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 28, 2015, directors and members of our executive management team beneficially owned or controlled approximately 32% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
A prolonged downturn in the real estate market or instability in the mortgage and commercial real estate financing industry, could have an adverse effect on our real estate business. Our residential housing projects, Centennial, MV, and Grapevine, are currently in the entitlement phase or are fully entitled and waiting for development to begin. If a downturn in the real estate market or an instability in the mortgage and commercial real estate financing industry exists at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected. An excess supply of homes available due to foreclosures or the expectation of deflation in housing prices could also have a negative impact on our ability to sell our inventory when it becomes available. The inability of potential commercial/industrial clients to get adequate financing for the expansion of their businesses could lead to reduced lease revenues and sales of land within our industrial development.
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

Volatile oil and natural gas prices could adversely affect our cash flows and results of operations. Our cash flows and results of operations are dependent in part on oil and natural gas prices, which are volatile. Oil and natural gas prices also impact the amount we receive for selling and renewing our mineral leases. Moreover, oil and natural gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and natural gas; actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibilities of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets; and the effect of worldwide energy conservation measures and governmental regulations. Any substantial or extended decline in the price of oil and gas could have a negative impact on our business, liquidity, financial condition and results of operations. Substantial or extended declines in future natural gas or crude oil prices would have a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in natural gas and crude oil prices may cause us to delay development projects and could negatively impact our ability to borrow, and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans.
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
Our future revenue and profitability related to our water resources will primarily be dependent on our ability to acquire and sell water assets. In light of the fact that our water resources represent a portion of our overall business at present, our long-term profitability will be affected by various factors, including the availability and timing of water resource acquisitions, regulatory approvals and permits associated with such acquisitions, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resources. Moreover, our profitability is significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. The factors described above are not within our control.
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

Information technology failures and data security breaches could harm our business. We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and electrical outages in the past. A material network breach in the security of our information technology systems could include the theft of customer, employee or company data. The release of confidential information as a result of a security breach may also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by these information technology failures or security breaches in the future. However, we cannot provide assurance that a security breach, cyber-attack, data theft or other significant systems failure will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.
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
Changes in the system for establishing U.S. accounting standards may result in adverse fluctuations in our reported asset and liability values and earnings and may materially and adversely affect our reported results of operations. Accounting for public companies in the U.S. has historically been conducted in accordance with U.S. GAAP as established by the FASB, an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The IASB is a London-based independent board established in 2001 and charged with the development of IFRS. IFRS generally reflects accounting practices that prevail in Europe and in developed nations in other parts of the world.
IFRS differs in material respects from U.S. GAAP. Among other things, IFRS has historically relied more on “fair value” models of accounting for assets and liabilities than U.S. GAAP. “Fair value” models are based on periodic revaluation of assets and liabilities, often resulting in fluctuations in such values as compared to GAAP, which relies more frequently on historical cost as the basis for asset and liability valuation.
The SEC released a final report on its IFRS work plan, which indicates that the SEC still needs to analyze and consider whether IFRS should be incorporated into the U.S. financial reporting system. It is unclear at this time how and when the SEC will propose that U.S. GAAP and IFRS be harmonized if the decision to incorporate is adopted. In addition, incorporating a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion is uncertain.

We are currently evaluating the impact of the adoption of IFRS on our financial condition and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific proposed standards that will be adopted. Until there is more certainty with respect to the standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Land
Our approximate 270,000 acres include portions of the San Joaquin Valley, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. Each of our five major segments use various portions of this land. A number of key transportation and utility facilities cross our land, including Interstate 5, California Highways 58, 138 and 223, the California Aqueduct (which brings water from Northern California), and various transmission lines for electricity, oil, natural gas and communication systems. Our corporate offices are located on our property.
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
The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. We are currently pursuing specific plan entitlement for phase one entitlement for Centennial on approximately 11,000 acres of this land. See Item 1, “Business—Real Estate Operations.”
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
Water Operations
Our existing long-term water contracts with the Wheeler Ridge-Maricopa Water Storage District, or WRMWSD, provide for water entitlements and deliveries from the SWP, to our agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water subject to SWP allocations, which is adequate for our present farming operations. It is assumed, that at the end of the current contract period all water contracts will be extended for approximately the same amount of annual water.
In addition to our agricultural contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or TCWD, a local water district serving only our land and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has approximately 34,496 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and our Company. TCWD is the water supplier to TRCC, and would be the principal water supplier for any significant residential and recreational development in MV.

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
In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035. On November 6, 2013, the Company completed the acquisition of a water purchase agreement that will allow and require the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, through the Kern County Water Agency. The aggregate purchase price was approximately $18,700,000 and was paid one-half in cash and one-half in shares of Company Common Stock. The number of shares of Common Stock delivered was determined based on the volume weighted average price of Common Stock for the ten trading days that ended two days prior to closing, which calculated to be 251,876 shares of Common Stock.
This Nickel water purchase is similar to other transactions the Company has completed over the last several years as the Company has been building its water assets for internal needs as well as for investment purposes due to the tight water environment within California.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2015 was $675 per acre-foot. Purchase costs in 2016 and beyond are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2016 purchase cost of $695 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2015, SWP allocations were approximately 20% of contract levels, and WRMWSD was able to supply us with water from various sources that when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from others, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 30% preliminary SWP water allocation has been made by the DWR for 2016.
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
A new development with respect to groundwater is the Sustainable Groundwater Management Act, or SGMA, which became effective January 1, 2015. Through the water districts that the Company participates in the San Joaquin Valley, Groundwater Sustainability Plans, are to be developed by 2020. Through those plans it will have to be demonstrated to the satisfaction of the Department of Water Resources, that the basins are "sustainable" and in balance by 2040, which could ultimately lead to restrictions on the use of groundwater. However, the Company's lands are in relatively good condition because of the diverse inventory of surface water supplies and banked water that the Company has access to as mentioned above.

There have been many environmental challenges regarding the movement of SWP water through the Sacramento Delta. Operation of the Delta pumps, are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. Biological Opinions, or BOs, issued by the U.S. Fish and Wildlife Service and National Marine Fisheries Service in 2008 and 2009 contain restrictions on pumping from the Delta. These BOs are being challenged in the courts by both water agencies and environmental groups, which challenges were for the most part unsuccessful. There are many groups, governmental and private, working together to develop a solution in the future to mitigate the curtailment of water from the Delta.
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
Other Activities
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $65,000,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East. During January 2016, we received $4,162,000 in reimbursement from the East CFD bonds.
In 2015 and 2014, we paid approximately $963,000 and $933,000, respectively, in special taxes related to the CFDs. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2016 of approximately $963,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2015.
ITEM 3.     LEGAL PROCEEDINGS
Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson, an alleged representative of the federally-unrecognized "Kawaiisu Tribe" (collectively, “Robinson”) alleging, inter alia, that the Company does not hold legal title to the land within the MV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, or the County, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
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

On August 6, 2015, Robinson filed a Petition for Panel Rehearing asking the Ninth Circuit panel to change its June 22, 2015 ruling or allow reargument of the case. Robinson did not also file a Petition for Rehearing En Banc. No response to the Petition for Rehearing by the panel was required or permitted unless ordered by the court. On September 2, 2015, the court panel issued a one-sentence Order stating that “Appellants’ petition for panel rehearing is denied.” The Company understands that, on or before a deadline of December 2, 2015, Robinson's counsel submitted to the U.S. Supreme Court a Petition for Writ of Certiorari and that he was thereafter allowed approximately 60 days to correct the technical or format deficiencies in the document by re-filing a corrected Petition. Robinson's counsel timely refiled the corrected Petition on February 3, 2016, and the Supreme Court has docketed it. The defendants (including the Company) have waived their response to the Petition, though a response will be required only if requested by the Supreme Court. Robinson’s chances of prevailing with a petition for writ of certiorari are very small, the Company continues to believe that a negative outcome of this case is very remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
National Cement
The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region issued orders in the late 1990s with respect to environmental conditions on the property currently leased to National.
One order directs the Company's former tenant Lafarge Corporation (or Lafarge), the current tenant National, and the Company to clean up groundwater contamination on the leased property. Lafarge and National installed a groundwater cleanup system in 2003 and that system continues to operate. National and Lafarge have consolidated, closed, and capped cement kiln dust piles located on land leased from the Company. A second order directs National, Lafarge, and the Company to maintain and monitor the effectiveness of the cap.
The Company is not aware of any failure by Lafarge or National to comply with directives of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising out of their use of the leased premises. The Company believes that the matters described above are included within the scope of the National or Lafarge indemnity obligations. If the Company is required to perform the work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered Judgment approving the Stipulation for Entry of Judgment and Physical Solution. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills CSD, filed notices of appeal from the Judgment. Notwithstanding the appeals, the parties with assistance from the Court have begun establishment of the Watermaster and administration of the Physical Solution, consistent with the Judgment.
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

The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the remedial EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento Superior Court. In an initial favorable ruling on January 25, 2013, the court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s California Environmental Quality Act, or CEQA, claims, except the Rosedale claim, joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality.
On November 24, 2014, the court issued a writ of mandate that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and Rosedale. The writ of mandate, as revised by the court, requires DWR to certify the revised EIR by June 30, 2016. DWR is proceeding to prepare the revised EIR. We are uncertain as to whether in the future the writ of mandate or the revised EIR could result in some curtailment in KWBA operations. To the extent there may be an adverse outcome on the claims, the monetary value cannot be estimated at this time.
On November 24, 2014, the court entered a judgment in the Central Delta case (1) dismissing the challenges to the validity of the Monterey Amendments and the transfer of the KWB in their entirety and (2) granting in part, and denying, in part, the CEQA petition for writ of mandate. Central Delta has appealed the judgment and the KWBA and certain other parties have filed a cross-appeal with regard to certain defenses to the CEQA cause of action. The appeals are pending in the California Court of Appeal.
On December 3, 2014, the court entered judgment in the Rosedale case (i) in favor of the Rosedale parties in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed.
From time to time, we are involved in other proceedings incidental to our business, including actions relating to employee claims, environmental law issues, real estate disputes, contractor disputes and grievance hearings before labor regulatory agencies.
The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows either individually or in the aggregate.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, for each calendar quarter during the last two years:

	2015		2014
Quarter	High	Low	High	Low
First	$29.74	$23.57	$36.98	$32.14
Second	$27.10	$23.84	$35.23	$29.54
Third	$28.00	$21.50	$33.08	$27.95
Fourth	$24.28	$18.12	$31.44	$27.86
As of March 1, 2016, there were 307 registered owners of record of our Common Stock.
No cash dividends were paid in 2015 or 2014 and at this time there is no intention of paying cash dividends in the future. During 2013, the Company did provide a dividend consisting of warrants to our shareholders. Please see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Structure and Financial Condition" for information concerning the warrant dividend program.
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
The annual stockholder performance graph will be provided separately in our annual report to stockholders.
ITEM 6.     SELECTED FINANCIAL DATA

	2015	2014	2013	2012	2011
Total revenues from operations, including interest and other income	$52,056	$52,291	$46,345	$48,444	$64,456
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	$(2,287)	$3,165	$2,183	$4,471	$22,232
Equity in earnings of unconsolidated joint ventures	$6,324	$5,294	$4,006	$2,535	$916
Net income	$2,912	$5,762	$4,103	$4,283	$15,781
Net (loss) income attributable to noncontrolling interests	$(38)	$107	$(62)	$(158)	$(113)
Net income attributable to common stockholders	$2,950	$5,655	$4,165	$4,441	$15,894

Total assets	$431,919	$431,923	$342,879	$327,856	$321,976
Long-term debt, less current portion	$73,223	$74,023	$4,459	$212	$253
Equity	$331,308	$324,333	$320,187	$308,259	$300,439
Net income attributable to common stockholders per share, diluted	$0.14	$0.27	$0.20	$0.22	$0.80

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Part I, "Forward-Looking Statements" for our cautionary statement regarding forward-looking information.
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
We currently operate in five business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
Our commercial/industrial real estate development segment generates revenues from building, land lease activities, and land and building sales. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Within our resort/residential segment, the three active developments are MV, Centennial, and Grapevine. During the first quarter of 2013 we began land planning activities and the first steps of gathering information to prepare an environmental impact report to entitle Grapevine, which is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. We are currently focusing on approximately 8,000 acres within Grapevine for a mixed use development to include housing, retail, and commercial components. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios. Lastly, the ranch operation segment consists of game management revenues and ancillary land uses such as grazing leases and filming.
During 2014, we continued to expand our water operations to not only manage water infrastructure and water assets but to also sell water on an annual basis to third parties, as we did during the first quarter of 2014. We determined during the third quarter of 2014 that water assets and water management fit most appropriately within our mineral resources segment. As a result of this, the Company in 2014 reclassified prior year amortization associated with the purchase of water contracts from corporate expenses into mineral resources expenses on the consolidated statements of operations to conform to the current year presentation. The amortization reclassification was $815,000 for 2013.
During the fourth quarter of 2015, the Company reclassified revenues and expenses previously classified as commercial/industrial into a new segment called Ranch Operations. Ranch Operations is comprised of grazing leases, game management, and other ancillary services supporting the ranch.
For 2015, net income attributable to common stockholders was $2,950,000 compared to $5,655,000 in 2014. The change is driven by a decline in mineral resource revenues of $1,139,000 resulting from deteriorating oil prices in 2015, a $2,162,000 increase in corporate expenses of which a majority relates to pension and staffing costs, and a decline in pistachio revenues of $1,160,000 resulting from the poor yields caused by the mild winter of 2015. Income from our joint ventures increased by $1,030,000, partially offsetting the declines in net income noted above. Our joint venture with TA/Petro largely contributed to this increase which is further discussed in the Results of Operations.
For 2014, we had net income attributable to common stockholders of $5,655,000 compared to net income attributable to common stockholders of $4,165,000 for 2013. This improvement is driven by an increase in revenue, primarily from mineral resources revenue, as a result of 2014 water sales and improved equity in earnings of unconsolidated joint ventures of $1,288,000. These increases in revenue were partially offset by an increase in operating expenses of $4,964,000 largely driven by $4,523,000 in water cost of sales. During 2014, farming revenue declined due to lower quantities of orchard crops being sold. Revenues improved slightly in the commercial/industrial segment due primarily to the sale of a convenience store/gas station site and higher development fees. Equity in earnings of unconsolidated joint ventures improved primarily due to the earnings growth within the TA/Petro and Rockefeller joint ventures.
For the year ended December 31, 2015 we had no material lease renewals.

During 2016, we will continue to invest funds toward the achievement of entitlements for our land and for master project infrastructure and vertical development within our active commercial and industrial developments. Securing entitlements for our land is a long, arduous process that can take several years and often involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 16 (Business Segments) of the Notes to Consolidated Financial Statements.
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
Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. See also Note 1 (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements, which discusses accounting policies that we have selected from acceptable alternatives.
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
Allocation of Costs Related to Land Sales and Leases – When we sell or lease land within one of our real estate developments, currently TRCC, and we have not completed all infrastructure development related to the total project, we follow ASC 976 to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. This treatment currently applies to sales and leases of land within TRCC. In the calculation of cost of sales or allocations to leased land, we use estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market and costs of construction change.
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
We currently operate in five segments, commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. At this time, there are no assets within any of our segments that we believe are in danger of being impaired due to market conditions.
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
Defined Benefit Retirement Plans – The plan obligations and related assets of our defined benefit retirement plan are presented in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using level one and level two indicators, which are quoted prices in active markets and quoted prices for similar types of assets in active markets for the investments. Pension benefit obligations and the related effects on operations are calculated using actuarial models. The estimation of our pension obligations, costs and liabilities requires that we make use of estimates of present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.
The assumptions used in developing the required estimates include the following key factors:

•	Discount rates;

•	Salary growth;

•	Retirement rates;

•	Expected contributions;

•	Inflation;

•	Expected return on plan assets; and

•	Mortality rates
The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2015, the weighted-average actuarial assumption of the Company’s defined benefit plan consisted of a discount rate of 4.6%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3.5%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our projected benefit obligation would change approximately $800,000.
Stock-Based Compensation - We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans include both restricted stock units and restricted stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2015 financial statements do not reflect any compensation expenses for stock options. All stock options issued in the past have been exercised or forfeited.
We make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by approximately $465,000 depending on whether the change in estimate increased or decreased shares vesting.
See Note 11, Stock Compensation - Restricted Stock and Performance Share Grants, of the Notes to Consolidated Financial Statement for total 2015 stock compensation expense related to stock grants.

Fair Value Measurements – The Financial Accounting Standards Board's, or FASB, authoritative guidance for fair value measurements of certain financial instruments defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:

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
Non-GAAP Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, and stock compensation expense. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

	Year-Ended December 31,
	2015	2014	2013
Net income	$2,912	$5,762	$4,103
Interest, net	(528)	(696)	(941)
Income taxes	1,125	2,697	2,086
Depreciation and amortization	5,090	4,871	4,226
EBITDA	$8,599	$12,634	$9,474
Stock compensation expense	3,757	3,534	929
Adjusted EBITDA	$12,356	$16,168	$10,403

Results of Operations by Segment
We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each segment is discussed below:
Real Estate – Commercial/Industrial
During 2015, commercial/industrial segment revenues increased $427,000, or 5% when compared to 2014. This improvement is primarily attributable to an increase of $249,000 relating to percentage and base rent from the power plant lease, specifically related to the expiration in January 2015 of credits issued in 2014 in conjunction with the power plant lease amendment. The amendment related to percentage rent collected on greenhouse gas assessment taxes. The percentage rent calculation was modified to exclude the greenhouse gas assessment taxes that are collected by the tenant and passed on to the State of California and in connection therewith the Company issued the tenant a one-time credit of $467,000 in 2014. In addition, we recognized an additional $215,000 and $412,000 in property management fees and common area maintenance fee reimbursements, respectively, from our joint venture properties, most noticeably the Outlets at Tejon, which opened in August 2014. Lastly, in 2015 we placed into service a land lease with Carl's Jr and operating leases with Pieology and Starbucks at TRCC East, contributing an additional $428,000 in lease revenues. In 2015, we recognized $225,000 in additional landscaping revenues on services rendered to new and existing tenants. The 2015 improvements were partially offset by two non-recurring revenue streams occurring in 2014. In 2014, we sold land to our TA/Petro unconsolidated joint venture partner of which $458,000 was recognized during 2014 with the remaining $687,000 deferred until the time we exit the joint venture or the joint venture is terminated. Additionally, in 2014, we recognized $587,000 in additional development fees from the development of the Outlets at Tejon.
Commercial/industrial real estate segment expenses were $6,694,000 during 2015, a decrease of $512,000, or 7%, compared to the same period in 2014, primarily due to a $591,000 decrease in Tejon-Castac Water District, or TCWD, fixed water assessments during 2015. TCWD decreased water assessment taxes as a result of an increase in TCWD water sales to parties outside of the district, which provided additional funds to TCWD. The decrease in commercial/industrial expenses were partially offset by a $173,000 increase in landscape maintenance costs resulting from a full year of operations from the Outlets at Tejon along with our three new tenants discussed above.
During 2014, our commercial/industrial segment revenues were relatively flat when compared to 2013. Commercial/industrial segment revenues increased $390,000, or 2% during 2014 compared to 2013 primarily due to a land sale to our TA/Petro unconsolidated joint venture partner as discussed above. The increase in commercial/industrial segment revenues was also attributed to an increase of $587,000 in development fees mainly related to the construction of the Outlets at Tejon. This increase was partially offset by a $788,000 reduction in our PEF power plant percentage rent resulting from lower 2014 prices and to a one-time credit of $467,000 that is discussed above. The amendment is related to percentage rent paid by PEF on the collection of greenhouse gas assessment taxes that are now included in the energy revenue component of the percentage rent. The percentage rent calculation has been modified to exclude these taxes that are collected by PEF and passed on to the State of California. The retroactive amendment resulted in a credit of $467,000 that will be applied over time to future earned percentage rent. At December 31, 2014, the outstanding amount of the credit was $68,000. Our expectations are that percentage rent from this lease will continue to range between $400,000 and $600,000 as it has traditionally done.
We will continue to focus our efforts for TRCC-East and TRCC-West on the labor and logistical benefits of our site and the success that current tenants and owners within our development have experienced to capture more of the warehouse distribution market. Our strategy fits within the logistics model that many companies are using, which favors larger single-site buildings rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success in serving all of California and the western United States through utilization of large centralized distribution centers which have been strategically located to maximize outbound efficiencies. We believe that our ability to provide fully entitled shovel-ready land parcels to support buildings of 1.0 million square feet or larger can provide us with a potential marketing advantage in the future. We are also increasing our marketing efforts to industrial users in the Santa Clarita Valley of northern Los Angeles County and the northern part of the San Fernando Valley due to the limited availability of new product and the high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. To meet this market we will be developing a building for rent of approximately 250,000 square feet. We estimate this building will be completed in late 2016.

A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During 2015, vacancy rates in the Inland Empire were comparable to 2014 at 4.3%, primarily due to an increase in the development of buildings for lease. Without this increase in new development in the Inland Empire the vacancy rate would have declined in that region. The low vacancy rates have also led to an increase in lease rates of 12% within the Inland Empire from 2014 to 2015. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
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
Real Estate – Resort/Residential
Due to the purchase of the remaining ownership interest in the MV joint venture in 2014, we no longer earn management fees related to the MV joint venture.
Resort/residential segment expenses declined $259,000 primarily due to additional capitalization of payroll and benefits more than offsetting the increase in compensation costs. In 2014, we brought in-house full management responsibility for both the MV and Grapevine developments and the full impact of that decision resulted in an increase in compensation costs of $764,000 in 2015. An offsetting benefit to the compensation cost increase from internalizing management was a decrease in professional service fees of $206,000.
In 2014, resort/residential segment expenses increased $377,000 primarily due to a $460,000 increase in compensation expense. The increase in compensation expense is primarily due to the reversal of previously recorded stock compensation expense in 2013 related to the forfeiture unvested awards of an executive who left the Company and a change in estimate in 2012 of a performance condition tied to the MV and Centennial projects.
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering and land stewardship and conservation activities. We have three major resort/residential communities within this segment: MV, which has entitlement approvals and is in the tentative tract map process; the Centennial community, which received preliminary zoning within the Antelope Valley Area Plan, or AVAP, and has begun the specific plan process for approvals of phase one entitlement; and the Grapevine community project, which is on land owned within Kern County that is in the entitlement process. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. Since we are in the process of achieving entitlements for the Centennial and the Grapevine communities, which are expected in 2016 or early 2017, we do not have a fully approved project and therefore we do not have inventory for sale in the current market for these communities. For MV, we have a fully permitted and entitled project and, we are in the process of filing tentative tract maps, which we believe will be complete in late 2017, and completing land plans and engineering studies in preparation for development in the future as the economy improves and the second home market improves.
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

We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As the California economy improves we believe the perception of land values will also begin to improve and the long-term fundamentals that support housing demand in our region, primarily California population growth and household formation will also improve.
See Item 1, “Business – Real Estate Operations” for a further discussion of real estate development activities.
Mineral Resources
Revenues from our mineral resources segment decreased $1,139,000, or 7%, to $15,116,000 during 2015 compared to 2014. The $1,139,000 decrease is primarily due to a decrease in oil royalty revenues driven by lower average prices for a barrel of oil. The average price per barrel of oil decreased by 50% to approximately $45 per barrel during 2015 from approximately $90 per barrel during 2014. The price decline also led to a decrease in production as compared to the same period in 2014. The overall impact was a $3,348,000 decrease in oil royalty revenue. The decrease was partially offset by a $2,323,000 increase in water sales revenue from the sale of 7,922 acre feet of water. During the first quarter of 2015, we determined we had excess water supply for our 2015 needs, thus we sold the entire allotment of the 2015 Nickel water we purchased plus carry forward inventory from 2014.
Mineral resources expenses during 2015 increased $978,000 compared to 2014, primarily due to the sale of an additional 1,672 acre feet of water in 2015 increasing water cost of sales by $960,000.
Revenues from our mineral resources segment increased $6,013,000, or 59%, to $16,255,000 during 2014 compared to 2013. The $6,013,000 increase was primarily due to the sale of 6,250 acre-feet of water totaling $7,702,000. During the first quarter of 2014, we determined we had excess water supply for our 2014 needs, and in the first half of 2014 we sold 6,250 acre-feet of the 6,693 acre-feet of 2014 water we purchased. Additionally, cement and rock and aggregate royalties increased $476,000 due to expanded production driven by improved construction activity in the region led by new road construction. These increases were partially offset by a $1,606,000 decrease in oil royalty revenues resulting from a 7% drop in production due to lower production from older wells, the timing of new wells coming on-line during the year and the timing of completion of the expansion of lessees' production facilities. The average price per barrel of oil decreased approximately 10% when compared to the same period of 2013 to approximately $90 per barrel, however by the end of the fourth quarter of 2014 prices had fallen to approximately $50 per barrel of oil. This decline negatively impacted our 2015 revenues. Leasehold and related fee payments also decreased $586,000 due to a tenant entering the drilling phase of their lease.
Mineral resources expenses during 2014 increased $5,141,000 compared to 2013, primarily due to the sale of 6,250 acre feet of water with a respective cost of sales of $4,523,000 and an increase of $535,000 in water cost amortization associated with the Nickel water purchase in late 2013. Our purchase of the Nickel water in late 2013 allows us to sell excess water once our farming and commercial needs are satisfied.
Oil and gas production numbers and average pricing for the last three-years are as follows:

	For the Year
	2015	2014	2013
Oil production (barrels)	445,000	499,000	539,000
Average price per barrel for each year	$45.00	$90.00	$100.00
Natural gas production (millions of cubic feet)	315,000	230,000	423,000
Average price per thousand cubic feet	$1.58	$2.40	$2.32
Please refer to Item 1, "Business - Mineral Resources" for additional information regarding oil barrels per day production.
As oil prices declined during the fourth quarter of 2015, and continued to decline during early 2016, we expect our largest tenant, California Resources Corporation, or CRC, to continue its 2015 program of producing from current active wells at lower levels with no intent to begin new drilling programs until oil prices increase. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled. We expect to see a decline in year-over-year royalty revenue in 2016 due to the continued decline in prices for oil from our leases.

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
Farming
During 2015, farming revenues increased by $401,000 from $23,435,000 in 2014 to $23,836,000 in 2015. The below table reflects crop revenues in thousands for the previous two years by variety of product and crop year.

	2015			2014			Change
($ in thousands)	Revenue	Quantity Sold	Average Price	Revenue	Quantity Sold	Average Price	Revenue	Quantity Sold	Average Price
ALMONDS (lbs.)
Current year crop	$7,377	2,210	$3.34	$6,013	1,835	$3.28	$1,364	$375	$0.06
Prior year crops	3,601	916	$3.93	2,523	754	$3.35	1,078	162	$0.58
Prior crop price adjustment	1,260			1,458			(198)
Signing bonus	—			42			(42)
Subtotal Almonds	$12,238	3,126	$3.91	$10,036	2,589	$3.88	$2,202	537	$0.03
PISTACHIOS (lbs.)
Current year crop	$183	64	$2.86	$3,809	1,531	$2.49	$(3,626)	$(1,467)	$0.37
Prior year crops	1,271	214	5.94	1,102	252	4.37	169	(38)	1.57
Prior crop price adjustment	2,271			2,674			(403)
Insurance	2,700			—			2,700
Subtotal Pistachios	$6,425	278	$5.23	$7,585	1,783	$4.25	$(1,160)	(1,505)	$0.98
WINE GRAPES (tons)
Current year crop	$4,338	16.0	$271.13	$3,978	14.2	$280.14	$360	$1.8	$(9.01)
Subtotal Wine Grapes	$4,338	16.0	$271.13	$3,978	14.2	$280.14	$360	1.8	$(9.01)
Other
Hay	$749			$1,361			$(612)
Other farming revenues	86			475			(389)
Total farming revenues	$23,836			$23,435			$401
The revenue increase resulted from a $2,202,000 improvement in almond revenues resulting from an increase in sales price and units sold. Also contributing to the revenue increase was the sale of an additional 1.8 tons of wine grapes, which resulted from improved crop yields. Offsetting the revenue increases was a $1,160,000 decrease in pistachio revenues. Pistachio revenues decreased because our pistachio crop yield was severely impacted by the mild 2015 winter. A mild winter decreases the number of hours the pistachio trees are dormant, adversely impacting the pollination of the pistachio tree. We typically expect 5% - 10% of our crops to produce blanks or hollow shells. However, we experienced blanks in 90% of our pistachio crop, which is unprecedented compared to historical trends. The impact to pistachio production as a result of the mild winter is not a phenomenon specific to Tejon Ranch but has impacted a large majority of the pistachio production in California. We purchased crop insurance to mitigate weather-related catastrophic crop losses which ultimately paid $2,700,000 for losses and partially offset lost revenues.
Farming expenses increased $2,734,000, or 17% during 2015 compared to 2014. The drivers of this increase are as follow:

•	Wine grape cost of sales increased $906,000 which resulted from 1.8 tons in additional wine grape sales.

•
Almond cost of sales increased $816,000, of which approximately $638,000 relates to a 375,000 pound improvement in current crop year sales. The remainder of the increase, resulted from a 162,000 pound increase in carryover almond sales.

•
Pistachio cost of sales increased $477,000 which we attribute to the 2015 crop write-off caused by the mild winter discussed above. As a result, there was no carryover crop since all crop costs were recognized during the current fiscal year.

•	In 2015, fixed water costs paid to WRMWSD increased by $521,000 resulting from increases in state water costs resulting from the drought.

During 2014, farming revenues decreased $175,000 from $23,610,000 in 2013 to $23,435,000 in 2014. The below table reflects crop revenues in thousands for the previous two years by variety of product and crop year.

	2014			2013			Change
($ in thousands)	Revenue	Quantity Sold	Average Price	Revenue	Quantity Sold	Average Price	Revenue	Quantity Sold	Average Price
ALMONDS (lbs.)
Current year crop	$6,013	1,835	$3.28	$4,949	1,990	$2.49	$1,064	$(155)	$0.79
Prior year crops	2,523	754	3.35	4,528	1,562	$2.90	(2,005)	(808)	$0.45
Prior crop price adjustment	1,458			1,326			132
Signing bonus	42			54			(12)
Subtotal Almonds	$10,036	2,589	$3.88	$10,857	3,552	$3.06	$(821)	(963)	$0.82
PISTACHIOS (lbs.)
Current year crop	$3,809	1,531	$2.49	$4,291	1,767	$2.43	$(482)	$(236)	$0.06
Prior year crops	1,102	252	4.37	1,244	345	3.61	(142)	(93)	0.76
Prior crop price adjustment	2,674			2,002			672
Insurance	—			—			—
Subtotal Pistachios	$7,585	1,783	$4.25	$7,537	2,112	$3.57	$48	(329)	$0.68
WINE GRAPES (tons)
Current year crop	$3,978	14.2	$280.14	$4,094	12.6	$324.92	$(116)	$1.6	$(44.78)
Subtotal Wine Grapes	$3,978	14.2	$280.14	$4,094	12.6	$324.92	$(116)	1.6	$(44.78)
Other
Hay	$1,361			$928			$433
Other farming revenues	475			194			281
Total farming revenues	$23,435			$23,610			$(175)
During 2014, farming revenues decreased $175,000 compared to 2013. The decline in farming revenue was primarily driven by lower almond revenues. The 2014 almond crop production figures reflected a decrease in production within our orchard crops resulting from various weather conditions such as a mild winter that reduced the tree and vine dormant time and early hot summer weather. As a result, almond revenue decreased $821,000 compared to the same period in 2013, which was driven by a 27% decrease in almond pounds sold. This decrease in almond pounds sold was partially offset by a 27% increase in average price for the sale of our prior year almond crop inventory as well as sales for our current 2014 crop. Pistachio revenues were fairly flat for the year due primarily to pricing, which increased approximately 19% offsetting a 16% decrease in pounds sold. Wine grape revenues decreased $116,000 as a result of an average price per ton decrease of 14% during 2014. This decrease in average price per ton for wine grapes was partially offset by an increase of 13% in tons sold. Pricing for our orchard crops improved throughout 2014 due to strong worldwide demand for product and lower inventory levels. The decreases in wine grape and almond revenue were partially offset by an increase of $433,000 in hay sales due to improved pricing. During the fourth quarter of 2014, the Company determined hay crop sales previously recorded in the resort/residential segment revenues related to farming activities within Centennial, fit most appropriately with our farming segment revenues. As a result, the Company has reclassified prior period hay crop sales into farming revenue on the consolidated statements of operations to conform to the current year presentation. The amounts reclassified for the twelve months ended December 31, 2014, and December 31, 2013 were $1,361,000 and $928,000, respectively.
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
Thus far in 2016, the prices for our crops, especially almonds, have seen declines compared to the fourth quarter of 2015. The decline in prices seems to be driven by higher almond inventories, a strong dollar against the Euro, and lower sales throughout Asia and China. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. Our long-term projection is that crop production, especially of almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. As we move into the 2016 crop year we have had a relatively mild winter thus far, which could possibly impact our almond and pistachio production due to a low level of dormant hours. Dormant hours allow the trees to rest, which enhances the growth of the tree and production. It is too early to project 2016 crop yields and what impact that may have on prices later in 2016.

Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2016. Please see our discussion on water in Item 2, "Properties - Water Operations."
The DWR announced its 2013 estimated water supply delivery at 30% of full entitlement. We expect 2016 to be a difficult water year due to the drought in California, even if we get substantial rains during the first part of 2016, due to the already low water levels within state reservoirs. The current 30% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of water supplies and the impacts of the drought on 2016 California crop production for almonds, pistachios, and wine grapes. See Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
For further discussion of the farming operations, refer to Item I “Business—Farming Operations.”
Ranch Operations
Revenues from ranch operations increased $389,000 from $3,534,000 in 2014 to $3,923,000 in 2015. The increase is attributed to an increase in grazing lease revenues of $330,000. The increase is driven by an overall increase in the price per head of cattle. All other business lines including game management and High Desert Hunt Club remained flat. Ranch operation expenses increased by $114,000 from $5,998,000 in 2014 to $6,112,000 in 2015. The expense increase is comprised of the ongoing costs necessary to maintain the ranch and include items such as payroll, supplies, and other necessary costs.
Revenues from ranch operations decreased $159,000 from $3,693,000 in 2013 to $3,534,000 in 2014. The decrease resulted from a drought clause reducing grazing lease revenues from prior year by $277,000. The decrease was partially offset by increased revenues from game management of $96,000 due to events such as Tejon Hounds, a fox hunting club.
Investment Income
Investment income declined $168,000, or 24%, during 2015 when compared to 2014. Investment income also declined $245,000, or 26% during 2014 when compared to 2013. The decline in both periods is primarily attributable to lower average investment balances and a decline in overall yield on the portfolio as higher yielding securities matured through the year. The above interest income relates to our marketable securities portfolio as further disclosed in Note 3, Marketable Securities of the Notes to Consolidated Financial Statements.
Corporate Expenses
Corporate general and administrative costs increased $2,162,000, or 20%, during 2015 when compared to 2014. We attribute $2,077,000 of the increase to payroll, severance and benefit costs. In 2015, the Company experienced an increase of $527,000 in workers compensation and health insurance costs. Workers compensation typically increases as total payroll increases while health insurance increased as a result of the Affordable Care Act. Also, during 2015 we recognized a one-time charge related to employee severance of $633,000. Lastly, we experienced an increase in pension and retirement charges of $917,000, included in this amount is a one-time non-cash pension settlement charge of $536,000.
Corporate general and administrative costs decreased $1,180,000, or 10%, during 2014 compared 2013. The decrease in costs is driven by $528,000 in lower professional service fees due to costs in 2013 related to the hiring of a new Chief Executive Officer, or CEO, the warrant dividend program, IT professional services and a $1,014,000 increase in cost allocations to our business operating segments. We also saw a decrease in donations of $198,000 during 2014. These improvements were partially offset by an increase in staffing costs of $1,293,000 when compared to 2013 staffing costs. This increase is tied to the reversal of stock compensation expense in 2013 tied to performance grants that would not vest upon the prior CEO's retirement in December 2013.
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

During 2015, equity in earnings from unconsolidated joint ventures grew to $6,324,000, or an increase of $1,030,000, compared to 2014. TA/Petro, when compared to 2014, contributed an additional $1,440,000 in earnings from unconsolidated joint ventures. The improvement in operations within the TA/Petro joint venture was driven by an increase in diesel volumes of 2.4 million gallons and gas volumes of 1.2 million gallons. The improvement in the volumes of fuel sales continued to be driven by the growing amount of traffic along Interstate - 5 and the expansion of offerings at TRCC such as the Outlets at Tejon. Due to the addition of a new restaurant at the end of 2014 and the increase in the volume of activity the TA/Petro joint venture also saw an increase in non-fuel revenue margins during 2015.
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
Income Taxes
For the twelve months ended December 31, 2015, the Company incurred a net income tax expense of $1,125,000 compared to a net income tax expense of $2,697,000 for the twelve months ended December 31, 2014. These represent effective income tax rates of approximately 28% and 32% for the twelve months ended December 31, 2015 and, 2014, respectively. The effective tax rate is impacted by the noncontrolling interest held in the Centennial joint venture and the impact of depletion allowances. During 2015, permanent tax differences declined due to lower depletion allowances. Depletion allowances declined due to a reduction in oil and gas revenues. As of December 31, 2015 and 2014 we had an income tax payable of $1,237,000 and $1,703,000, respectively.
As of December 31, 2015, we had net deferred tax assets of $4,659,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock grant expense. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made total income tax payments of $2,100,000 in 2015 and $1,100,000 during 2014. The Company received refunds of $283,000 in 2015 and $3,484,000 in 2014.
Liquidity and Capital Resources
Cash Flow and Liquidity. Our financial position allows us to pursue our strategies of land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, investment proceeds, and short-term borrowings from our bank credit facilities. In the past, we have also issued common stock and used the proceeds for capital investment activities. In 2014, our use of long-term debt to finance capital needs increased significantly.
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
Our cash and cash equivalents and marketable securities totaled approximately $34,745,000 at December 31, 2015, a decrease of $13,033,000, or 27%, from the corresponding amount at the end of 2014. Cash and cash equivalents and marketable securities decreased during 2015 due to the sale and maturity of $24,157,000 in marketable securities of which we reinvested $15,574,000. We used net proceeds from marketable securities sales to pay down our revolving line of credit in addition to financing our real estate development projects at Grapevine, MV, Centennial, and TRCC.
The following table summarizes the cash flow activities for the following periods ended December 31:

(in thousands)	2015	2014	2013
Operating activities	$16,968	$13,218	$9,536
Investing activities	$(12,661)	$(92,592)	$(7,611)
Financing activities	$(8,015)	$75,981	$(113)

During 2015, our operations provided $16,968,000 of cash primarily attributable to operating results mainly from farming, mineral resource, and leasing revenues. We also received a distribution of $7,200,000 from the TA/Petro joint venture. Please refer to "Results of Operations by Segment" for further discussion on our operating results.
During 2014, our operations provided $13,218,000 of cash primarily attributable to operating results mainly from farming revenues, mineral resources revenues, investment income, a decline in other current assets related to income tax receivables and add back of non-cash expenses.
During 2015, investing activities used $12,661,000 of cash primarily as a result of $28,048,000 in real estate and equipment expenditures. Of the $28,048,000 we spent $5,317,000, $5,585,000, $5,667,000 on pre-development and entitlement costs on our Centennial, MV, and Grapevine projects, respectively. We used $7,023,000 for the development of two multi-tenant buildings along with supporting infrastructure projects over at TRCC. We invested $2,583,000 into our farming segment for the development of new almond and wine grape crops along with acquiring new farming equipment. We invested $1,199,000 into water related projects including water turnouts and wells that will ultimately support our real estate and farming operations. The remainder of the capital investments primarily relate to capital equipment used as part of our ranch operations and corporate segments. Outside of capital projects, we acquired $15,574,000 in marketable securities. Offsetting our cash outlays are maturities and sales of marketable securities of $24,157,000, distributions from our joint venture partners of $1,100,000, and reimbursements from TRPFFA for qualifying infrastructure projects of $4,971,000,
During 2014, investing activities used $92,592,000 of cash primarily as a result of the purchase of DMB TMV LLC's interest in MV for $70,000,000, $24,775,000 in capital expenditures and $9,656,000 of investment in our unconsolidated joint ventures. The investment in unconsolidated joint ventures consisted of an $8,500,000 contribution to the TRCC/Rock Outlet Center LLC joint venture and $1,112,000 to MV prior to the membership interest buyout. These expenditures were partially offset by net proceeds of $12,319,000 from marketable securities. Included in the $24,775,000 of capital expenditures during 2014 was $1,128,000 related to MV, $2,437,000 related to Centennial Founders LLC, and $6,352.000 related to Grapevine. The remaining capital expenditures consisted of $14,625,000 of investments in TRCC infrastructure related to roads, utilities, and water infrastructure to support new development and capital investment in farming equipment replacements and crop development.
Our estimated capital investment for 2016 is primarily related to our real estate projects as it was in 2015. These estimated investments include approximately $10,500,000 of infrastructure development at TRCC-East and West to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We are also investing approximately $1,200,000 to begin development of a new almond orchard and costs related to new developments that are not currently in production. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to $16,000,000 for land planning, entitlement activities, and development activities at MV, Centennial, and Grapevine during 2016. The timing of these investments is dependent on our coordination efforts with Kern County and Los Angeles County regarding entitlement efforts for Grapevine and Centennial and tentative tract maps for MV. Our plans also call for the potential investment of up to $3,900,000 in water infrastructure to include the drilling of water wells and as opportunities arise to help secure additional water assets for real estate, farming, and as an investment. We are also planning to potentially invest up to $2,500,000 in the normal replacement of operating equipment, such as farm and ranch equipment, and updates to our information technology systems.
During 2015, financing activities used $8,015,000 resulting from borrowing $17,540,000 on our line of credit offset by payments of $24,390,000 on our line of credit and long-term borrowings.
During 2014, financing activities provided $75,981,000 in cash. This growth in financing activities is largely tied to the increase in long-term debt of $70,000,000, a ten-year term loan, which is funding the purchase of DMB TMV LLC’s membership interest in MV. We also saw a net increase in the use of our line-of-credit to fund infrastructure development as we were waiting on the timing of reimbursement from the East CFD. During January 2015, we received a reimbursement for public infrastructure from the East CFD of $4,971,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit over the next twelve months to fund internal operations.

Capital Structure and Financial Condition. At December 31, 2015, total capitalization at book value was $405,346,000 consisting of $74,038,000 of debt, net of deferred financing costs, and $331,308,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 18.2%, which is a slight decrease when compared to the debt-to-total-capitalization ratio of 18.7% at December 31, 2014. The increase in the use of debt in 2014 is primarily tied to the purchase of our former partner's membership interest in TMV LLC and is not indicative of a trend to materially increase the use of long-term debt.
On October 13, 2014, the Company as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amends and restates our existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in MV as disclosed in the Current Report on Form 8-K filed on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. The outstanding balance on the RLC was $0 and $6,850,000 as of December 31, 2015 and 2014, respectively.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. We utilize an interest rate swap agreement to hedge our exposure to variable interest rates associated with our term loan. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. TRC may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by TRC’s farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At December 31, 2015, we were in compliance with the financial covenants.
The Credit Facility also contains customary negative covenants that limit the ability of TRC to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, or incur liens on any assets.
The Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the Credit Facility; bankruptcy and insolvency; and a change in control without consent of bank (which consent will not be unreasonably withheld). The Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
We also have a $4,750,000 promissory note agreement with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of December 31, 2015 is $4,215,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During October 2012, we filed a shelf registration statement on Form S-3 that went effective in May 2013. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding need. We expect to update the shelf registration during 2016.

On August 7, 2013, the Company announced that its Board of Directors declared a dividend of 3,000,000 warrants to purchase shares of Company common stock, par value $0.50 per share, or Warrants, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant will entitle the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share and will be exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. Each holder of Common Stock as of the Record Date received a number of Warrants equal to the number of shares held multiplied by 0.14771, rounded to the nearest whole number. No cash or other consideration was paid in respect of any fractional Warrants that were rounded down. The Company issued the Warrants pursuant to a Warrant Agreement, dated as of August 7, 2013, between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. Proceeds received from the exercise of the Warrants will be used to provide additional working capital for generate corporate purposes, including development activities within the Company's industrial and residential projects and to continue its investments into water assets and water facilities. At the time of this filing we do not expect the warrants to be exercised based on the current price of our stock. On February 26, 2016, the Company received a notice from NYSE MKT indicating that the Warrants are not in compliance with the NYSE MKT's continued listing standard due to the security's abnormally low market value of less than $0.01. Consequently, NYSE notified the Company that it has commenced proceedings to delist the Warrants. For additional information please refer to our Current Report on Form 8-K filed on February 26, 2016.
As noted above, at December 31, 2015, we had $34,745,000 in cash and securities and as of the filing date of this Form 10-K, we have $30,000,000 available on credit lines to meet any short-term liquidity needs.
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
Contractual Cash Obligations. The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2015, to be paid over the next five years:

	Payments Due by Period
($ in thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
Contractual Obligations:
Estimated water payments	$276,074	$8,240	$16,917	$17,527	$233,390
Long-term debt	74,215	815	7,499	8,187	57,714
Interest on long-term debt	21,469	3,045	5,705	5,056	7,663
Cash contract commitments	6,570	4,361	1,138	—	1,071
Defined Benefit Plan	2,852	94	417	508	1,833
SERP	4,886	437	1,000	980	2,469
Tejon Ranch Conservancy	4,800	800	1,600	1,600	800
Financing fees	163	163	—	—	—
Total contractual obligations	$391,029	$17,955	$34,276	$33,858	$304,940
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
Our financial obligations to the Tejon Ranch Conservancy are prescribed in the Conservation Agreement. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021, at which time our current contractual obligation terminates.

As discussed in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2015, we made $450,000 in pension contributions and estimate that we will contribute approximately $450,000 to the pension plan over the next twelve months.
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
Estimated water payments include SWP contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK for our use in the Antelope Valley. In addition, in late 2013 we purchased the assignment of a contract to purchase water. The assigned water contract is with Nickel Family, LLC and obligates us to purchase 6,693 acre-feet of water starting in 2014 and running through 2044. Please refer to Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding water assets.
Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space and average approximately $25,000 per month. At the present time, we do not have any capital lease obligations or purchase obligations outstanding.
Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to the CFDs.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit	$5,426	$5,426	$—	$—	$—
Total other commercial commitments	$5,426	$5,426	$—	$—	$—
TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA created two CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $65,000,000 of additional bond debt authorized by TRPFFA.
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two year's worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2015.

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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields and prudently managing risk. To achieve this objective and limit interest rate exposure, we limit our investments to securities with a maturity of less than five years and an investment grade rating from Moody’s or Standard and Poor’s. See Note 3 (Marketable Securities) of the Notes to Consolidated Financial Statements.
Our current RLC has no outstanding balance. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans one for $70,000,000 that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The outstanding balance on the second term loan is $4,215,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the new loan.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2015
(In thousands except percentage data)

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at 12/31/2015
Assets:
Marketable securities	$8,257	$9,068	$13,315	$2,335	$—	$—	$32,975	$32,815
Weighted average interest rate	1.14%	1.54%	1.89%	2.16%	—%	—%	1.63%
Liabilities:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate (Revolving line of credit)	—%	—%	—%	—%	—%	—%	—%
Long-term debt ($4.75M note)	$255	$266	$277	$289	$302	$2,826	$4,215	$4,215
Weighted average interest rate ($4.75M note)	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$561	$3,393	$3,563	$3,715	$3,881	$54,887	$70,000	$70,000
Weighted average interest rate ($70.0M note)	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

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
Commodity Price Exposure
As of December 31, 2015, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2014 and 2015 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $6,511,000 of accounts receivable outstanding at December 31, 2015, $3,529,000 or 54%, is at risk to changing prices. Of the amount at risk to changing prices, $138,000 is attributable to pistachios, and $3,391,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2014 was $5,193,000, or 61% of the total accounts receivable of $8,506,000.
The price estimated for recording accounts receivable for pistachios recorded at December 31, 2015 was $2.88 per pound, as compared to $2.76 per pound at December 31, 2014. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $480. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.88 to $4.25. With respect to almonds, the price estimated for recording the receivable was $3.44 per pound, as compared to $3.89 per pound at December 31, 2014. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $6,900. The range of final prices over the last three years for almonds has ranged from $3.27 to $5.15 per pound.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item is submitted in a separate section of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.

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
See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting on pages 58 and 59, respectively of this Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of the Registrant.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2016 Annual Meeting of Stockholders and will be found under the captions "The Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance, "Code of Business Conduct and Ethics and Corporate Governance Guidelines," and "Corporate Governance Matters."
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2016 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2016 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."

(b)	Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2015 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2015, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.

Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	272,353	Final price determined at time of vesting	1,105,860

* The Company does not use equity compensation plans that have not been approved by the security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2016 Annual Meeting of Stockholders and will be found under the captions "Related Person Transactions" and "Corporate Governance Matters."
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2016 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm".

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	55
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	56
		Report of Independent Registered Public Accounting Firm	57
	1.2	Consolidated Balance Sheets – December 31, 2015 and 2014	58
	1.3	Consolidated Statements of Income - Years Ended December 31, 2015, 2014 and 2013	59
	1.4	Consolidated Statement of Comprehensive Income - Years Ended December 31, 2015, 2014 and 2013	60
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2015, 2014 and 2013	61
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014 and 2013	62
	1.7	Notes to Consolidated Financial Statements	63
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	By-Laws	FN 1
	4.1	Form of First Additional Investment Right	FN 2
	4.2	Form of Second Additional Investment Right	FN 3
	4.3	Registration and Reimbursement Agreement	FN 10
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4
	10.5	Petro Travel Plaza Operating Agreement	FN 5
	10.7	*Severance Agreement	FN 5
	10.8	*Director Compensation Plan	FN 5
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement and First and Second Amendments with Pastoria Energy Facility L.L.C	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 22

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.36	*Separation Agreement - Gregory J. Tobias	FN 24

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm (Boston, MA)	Filed herewith

23.3	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

TEJON RANCH CO.

March 8, 2016	BY:	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 8, 2016	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 8, 2016	BY:	/s/ Robert D. Velasquez
Robert D. Velasquez
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Robert A. Alter__________________________ Robert A. Alter	Director	March 8, 2016

/s/ Steven A. Betts__________________________ Steven A. Betts	Director	March 8, 2016

/s/ Gregory S. Bielli_________________________ Gregory S. Bielli	Director	March 8, 2016

/s/ John L. Goolsby_________________________ John L. Goolsby	Director	March 8, 2016

/s/ Anthony L. Leggio_______________________ Anthony L. Leggio	Director	March 8, 2016

/s/ Norman Metcalfe________________________ Norman Metcalfe	Director	March 8, 2016

/s/ Geoffrey Stack__________________________ Geoffrey Stack	Director	March 8, 2016

/s/ Daniel R. Tisch__________________________ Daniel R. Tisch	Director	March 8, 2016

/s/ Frederick C.Tuomi_______________________ Frederick C. Tuomi	Director	March 8, 2016

/s/ Michael H. Winer________________________ Michael H. Winer	Director	March 8, 2016

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2015
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer Chief Financial Officer, and Chief Accounting Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which follows.

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries
We have audited Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Tejon Ranch Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tejon Ranch Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 of Tejon Ranch Co. and Subsidiaries and our report dated March 8, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 8, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.
         /s/ Ernst & Young LLP
Los Angeles, California
March 8, 2016

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,930	$5,638
Marketable securities - available-for-sale	32,815	42,140
Accounts receivable	6,511	8,506
Inventories	3,517	4,098
Prepaid expenses and other current assets	4,120	4,456
Total current assets	48,893	64,838
Real estate and improvements - held for lease, net	21,942	20,226
Real estate development (includes $84,194 at December 31, 2015 and $77,131 at December 31, 2014, attributable to Centennial Founders, LLC, Note 17)	235,466	219,654
Property and equipment, net	44,469	43,094
Investments in unconsolidated joint ventures	30,680	32,604
Long-term water assets	43,806	45,349
Deferred tax assets	4,659	4,576
Other assets	2,004	1,582
TOTAL ASSETS	$431,919	$431,923
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,252	$3,347
Accrued liabilities and other	3,492	2,774
Income taxes payable	1,237	1,703
Deferred income	1,525	1,164
Revolving line of credit	—	6,850
Current maturities of long-term debt	815	244
Total current liabilities	10,321	16,082
Long-term debt, less current portion	73,223	74,023
Long-term deferred gains	3,816	3,683
Other liabilities	13,251	13,802
Total liabilities	100,611	107,590
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,688,154 at December 31, 2015 and 20,636,478 at December 31, 2014	10,344	10,318
Additional paid-in capital	216,803	212,763
Accumulated other comprehensive loss	(6,902)	(6,899)
Retained earnings	71,389	68,439
Total Tejon Ranch Co. Stockholders’ Equity	291,634	284,621
Non-controlling interest	39,674	39,712
Total equity	331,308	324,333
TOTAL LIABILITIES AND EQUITY	$431,919	$431,923
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share amounts)

	Year Ended December 31

	2015	2014	2013
Revenues:
Real estate - commercial/industrial	$8,272	$7,845	$7,455
Mineral resources	15,116	16,255	10,242
Farming	23,836	23,435	23,610
Ranch operations	3,923	3,534	3,693
Total revenues	51,147	51,069	45,000
Costs and Expenses:
Real estate - commercial/industrial	6,694	7,206	6,853
Real estate - resort/residential	2,349	2,608	2,231
Mineral resources	7,396	6,418	1,277
Farming	18,984	16,250	15,926
Ranch operations	6,112	5,998	6,049
Corporate expenses	12,808	10,646	11,826
Total expenses	54,343	49,126	44,162
Operating (loss) income	(3,196)	1,943	838
Other Income:
Investment income	528	696	941
Other income	381	526	404
Total other income	909	1,222	1,345
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(2,287)	3,165	2,183
Equity in earnings of unconsolidated joint ventures, net	6,324	5,294	4,006
Income before income tax expense	4,037	8,459	6,189
Income tax expense	1,125	2,697	2,086
Net income	2,912	5,762	4,103
Net (loss) income attributable to non-controlling interest	(38)	107	(62)
Net income attributable to common stockholders	$2,950	$5,655	$4,165
Net income per share attributable to common stockholders, basic	$0.14	$0.27	$0.21
Net income per share attributable to common stockholders, diluted	$0.14	$0.27	$0.20

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)

	Year Ended December 31
	2015	2014	2013
Net income	$2,912	$5,762	$4,103
Other comprehensive income/(loss):
Unrealized loss on available for sale securities	(188)	(208)	(348)
Benefit plan adjustments	(1,301)	(3,168)	2,218
Benefit plan reclassification for losses included in net income	536	407	—
SERP liability adjustments	234	(1,003)	1,098
Equity in other comprehensive income of unconsolidated joint venture	—	—	—
Unrealized interest rate swap gains/(losses)	678	(2,227)	—
Other comprehensive (loss) income before taxes	(41)	(6,199)	2,968
Benefit (provision) for income taxes related to other comprehensive loss items	38	2,644	(1,183)
Other comprehensive (loss) income	(3)	(3,555)	1,785
Comprehensive income	2,909	2,207	5,888
Comprehensive (loss) income attributable to non-controlling interests	(38)	107	(62)
Comprehensive income attributable to common stockholders	$2,947	$2,100	$5,950
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2012	20,085,865	$10,043	$198,117	$(5,118)	$65,550	$268,592	$39,667	$308,259
Net income				—	4,165	4,165	(62)	4,103
Other comprehensive income				1,785	—	1,785	—	1,785
Exercise of stock options and related tax benefit of $3	7,567	4	207	—	—	211	—	211
Restricted stock issuance	391,555	196	(196)	—	—	—	—	—
Common stock issued for water purchase	251,876	126	9,244	—	—	9,370	—	9,370
Stock compensation			1,223	—	—	1,223	—	1,223
Shares withheld for taxes and tax benefit of vested shares	(173,840)	(87)	(4,677)	—	—	(4,764)	—	(4,764)
Warrants issued as dividends (3,000,000 warrants)	—	—	6,930	—	(6,930)	—	—	—
Balance, December 31, 2013	20,563,023	$10,282	$210,848	$(3,333)	$62,785	$280,582	$39,605	$320,187
Net income	—	—	—	—	5,655	5,655	107	5,762
Other comprehensive income	—	—	—	(3,555)	—	(3,555)	—	(3,555)
Restricted stock issuance	94,014	47	(47)	—	—	—	—	—
Stock compensation			2,564	—	—	2,564	—	2,564
Shares withheld for taxes and tax benefit of vested shares	(20,559)	(11)	(603)	(11)	—	(625)	—	(625)
Warrants exercised			1	—	(1)	—	—	—
Balance, December 31, 2014	20,636,478	$10,318	$212,763	$(6,899)	$68,439	$284,621	$39,712	$324,333
Net income	—	—	—	—	2,950	2,950	(38)	2,912
Other comprehensive loss	—	—	—	(3)	—	(3)	—	(3)
Restricted stock issuance	85,584	43	(43)	—	—	—	—	—
Stock compensation			3,922	—	—	3,922	—	3,922
Shares withheld for taxes and tax benefit of vested shares	(33,908)	(17)	(904)		—	(921)	—	(921)
Modified share-based awards			1,065	—		1,065	—	1,065
Balance, December 31, 2015	20,688,154	$10,344	$216,803	$(6,902)	$71,389	$291,634	$39,674	$331,308
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Twelve Months Ended December 31
	2015	2014	2013
Operating Activities
Net income	$2,912	$5,762	$4,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,090	4,871	4,226
Amortization of premium/discount of marketable securities	555	769	879
Equity in earnings	(6,324)	(5,294)	(4,006)
Non-cash retirement plan expense	997	164	865
Gain on sale of real estate/assets	(95)	—	(46)
Deferred income taxes	(120)	112	(8)
Stock compensation expense	3,757	3,534	929
Distribution of earnings from unconsolidated joint ventures	7,200	—	—
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	2,733	2,291	3,712
Current liabilities, net	263	1,009	(1,118)
Net cash provided by operating activities	16,968	13,218	9,536
Investing Activities
Maturities and sales of marketable securities	24,157	20,844	29,779
Funds invested in marketable securities	(15,574)	(8,525)	(21,392)
Real estate and equipment expenditures	(28,048)	(24,775)	(21,558)
Reimbursement of outlet center costs	—	—	512
Reimbursement proceeds from Communities Facilities District	4,971	—	17,809
Proceeds from sale of real estate/assets	796	—	—
Investment in unconsolidated joint ventures	(52)	(9,656)	(3,415)
Purchase of partner interest in TMV LLC	—	(70,000)	—
Distribution of equity from unconsolidated joint ventures	1,100	—	1,000
Investments in long-term water assets	—	(480)	(9,635)
Other	(11)	—	(711)
Net cash used in investing activities	(12,661)	(92,592)	(7,611)
Financing Activities
Borrowings of line of credit	17,540	31,050	—
Repayments of line of credit	(24,390)	(24,200)	—
Borrowings of long-term debt	—	70,000	4,750
Repayments of long-term debt	(244)	(244)	(310)
Proceeds from exercise of stock options	—	—	211
Taxes on vested stock grants	(921)	(625)	(4,764)
Net cash (used in) provided by financing activities	(8,015)	75,981	(113)
(Decrease) increase in cash and cash equivalents	(3,708)	(3,393)	1,812
Cash and cash equivalents at beginning of year	5,638	9,031	7,219
Cash and cash equivalents at end of year	$1,930	$5,638	$9,031
Supplemental cash flow information
Increase in construction in progress attributable to the reclassification of equity in investment of TMV LLC	$—	$44,950	$—
Accrued capital expenditures included in current liabilities	$329	$1,096	$2,058
Taxes paid (net of refunds)	$1,817	$(2,384)	$15
Common stock issued for water purchase	$—	$—	$9,370
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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
These activities are performed through our five major segments:

•	Real Estate - Commercial/Industrial

•	Real Estate - Resort/Residential

•	Mineral Resources

•	Farming

•	Ranch Operations
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
Interest Rate Swap Agreements
In October 2014, we entered into an interest rate swap agreement with Wells Fargo. See Note 8 (Line of Credit and Long-Term Debt) of the Notes to Consolidated Financial Statements for further detail regarding this interest rate swap related to the Company's Credit Facility. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.
We recognize interest rate swap agreements as either an asset or liability on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a Company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Our interest rate swap agreement is considered a cash flow hedge because it was designed to match the terms of the Term Loan as a hedge of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. This interest rate swap agreement will be evaluated based on whether it is deemed “highly effective” in reducing our exposure to variable interest rates. We formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. We make an assessment at the inception of each interest rate swap agreement and on a quarterly basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items. The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if swaps did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.
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

Variable Interest Entity
We consolidate a variable interest entity (“VIE”) if it is determined that we are the primary beneficiary. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE and ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as additional disclosures for entities that have variable interests in VIEs. A VIE is broadly defined as an entity in which either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We use qualitative analyses when determining whether or not we are the primary beneficiary of a VIE. Factors considered include, but are not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity at the inception of our involvement with the entity or upon reevaluation of the entity’s continuing status as a VIE and determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. As of December 31, 2015 and 2014, we had one VIE consolidated in our financial statements see Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.
Credit Risk
The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
Our commercial revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If our client tenants fail to make rental payments under their leases, our financial condition, and cash flows could be adversely affected. Please refer to Rental Income for process of evaluating and monitoring credit quality of tenants.
In 2015 and 2014, the PEF power plant lease generated approximately 7% of our total revenues. We had no customers account for 5% or more of our revenues from continuing operations in 2015.
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
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis (presumed to be at cost) carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Our property and equipment and their respective estimated useful lives are as follow:

($ in thousands)	Useful Life	2015	2014
Vineyards and orchards	20	$48,008	$46,674
Machinery, water pipelines, furniture fixtures and other equipment	3 - 10	18,072	16,876
Buildings and improvements	10 - 27.5	8,828	8,825
Land and land improvements	15	7,722	7,665
Development in process		7,413	5,611
		90,043	85,651
Less: accumulated depreciation		(45,574)	(42,557)
		$44,469	$43,094

Long-Term Water Assets
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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $3,531,000 in 2015, $4,132,000 in 2014, and $3,328,000 in 2013. The adjustment for 2015 includes $1,260,000 for almonds and $2,271,000 for pistachios. The adjustment for 2014 includes $1,458,000 for almonds and $2,674,000 for pistachios. The adjustment for 2013 includes $1,326,000 for almonds and $2,002,000 for pistachios.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2015, 2014, and 2013, no such withholding was mandated.
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
Long-Lived Assets
In accordance with ASC 360 “Property, Plant, and Equipment” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At 2015 and 2014, management of the Company believes that none of its assets are impaired.

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
During the term of each lease, we monitor the credit quality of our client tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have employees who are assigned the responsibility for assessing and monitoring the credit quality of our tenants and any material changes in credit quality.
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2015 and 2014.

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
Reclassifications
The Company has made certain reclassifications to the prior periods to conform to the current year presentation as follows:
Mineral Resources
During 2014, the Company, based on an expansion of its water operations to not only manage water infrastructure and water assets but to also sell water on an annual basis to third parties. We determined that water assets and activity fit most appropriately with the mineral resources segment. As a result of this, the Company has reclassified prior years amortization associated with the purchase of water contracts from corporate expenses into mineral resources expenses on the consolidated statements of operations to conform to the current year presentation. The amounts reclassified for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013 were $1,014,000, and $815,000, respectively. The Company also reclassified water sales of $7,702,000 into mineral resources revenues and mineral resources expenses of $4,523,000 on the consolidated statements of operations from other income for the twelve months ended December 31, 2014.
Farming
During the fourth quarter of 2014, the Company determined hay crop sales previously recorded in the resort/residential segment revenues related to farming activities within Centennial, fit most appropriately with our farming segment revenues. As a result, the Company has reclassified prior period hay crop sales into farming revenue on the consolidated statements of operations to conform to the current year presentation. The amounts reclassified for the twelve months ended December 31, 2014 and December 31, 2013 were $1,361,000 and $928,000, respectively.
Ranch Operations
During the fourth quarter of 2015, the Company reclassified revenues and expenses comprised of grazing leases, special services and other ancillary services supporting the ranch, from commercial/industrial into a new segment called ranch operations. As a result, the Company has reclassified prior period ranch operation revenues and expenses on the consolidated statements of income to conform to the current year presentation. Revenues reclassified for the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013 were $3,923,000, $3,534,000, and $3,693,000, respectively. Expenses reclassified for the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013 were $6,112,000, $5,998,000, and $6,049,000, respectively.
2014 Performance and Milestone Share-Based Grants
During 2013 and 2014, the Compensation Committee of the Board of Directors, or the Board, conducted a compensation study prepared by an outside consultant that was completed during the first quarter of 2014. One of the outcomes of the compensation study was that the Board elected to modify selected outstanding and unvested performance share grants, or the existing performance milestone grants, and issue new milestone performance grants. The Company has assessed that it is probable that these new performance milestones will be met. The values for the 2014 performance grants, including the new milestone grants, are fixed at threshold, target and maximum performance values, meaning that the amount of shares at vesting will vary depending on the stock price at that time. These grants cannot be settled in cash and there are sufficient registered shares in the equity compensation plans to meet the delivery requirements.
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

Other Income
The Company acquired and consolidated Mountain Village at Tejon during the third quarter of 2014. As a result, the Company no longer earns a management fee from the former joint venture. As such, the Company has reclassified all management fees earned during 2014 and 2013, which were previously recorded as revenues in the resort/residential segment, to other income. Management fees and other miscellaneous income reclassified into other income for the twelve months ended December 31, 2014 and 2013 was $183,000 and $338,000, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning January 1, 2017, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.
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
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.
The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for the Company beginning December 15, 2015. The Company early adopted the standard on a retrospective basis and adjusted the balance sheet of each individual period to reflect the period-specific effects of applying the new standard. We reclassified $192,000 from Other Assets into Long-term debt, less current portion as of December 31, 2014 as a result of adopting ASU 2015-03.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Adoption resulted in reclassifications of $1,089,000 from Deferred tax assets to Long-term deferred tax assets within our Consolidated Balance Sheets at December 31, 2014. Adoption had no impact on our results of operations.
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

	Twelve Months Ended December 31
	2015	2014	2013
Weighted average number of shares outstanding:
Common stock	20,665,792	20,595,422	20,190,245
Common stock equivalents-stock options, grants	71,879	37,033	195,310
Diluted shares outstanding	20,737,671	20,632,455	20,385,555
Warrants
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of warrants, or the Warrants, to purchase shares of Company common stock, par value $0.50 per share, or Common Stock, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant will entitle the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants will be exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. Each holder of Common Stock as of the Record Date received a number of Warrants equal to the number of shares held multiplied by 0.14771, rounded to the nearest whole number. No cash or other consideration was paid in respect of any fractional Warrants that were rounded down. As a result, the Company issued an aggregate of 3,000,000 Warrants. These Warrants were issued pursuant to a Warrant Agreement, dated as of August 7, 2013, between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. The Warrants are currently anti-dilutive and have not been included in the EPS calculation. On February 26, 2016, the Company received a notice from NYSE MKT indicating that the Warrants are not in compliance with the NYSE MKT's continued listing standard due to the security's abnormally low market value of less than $0.01. Consequently, NYSE notified the Company that it has commenced proceedings to delist the Warrants.

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

($ in thousands)		2015		2014
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$4,810	$4,797	$2,522	$2,492
with unrecognized losses for more than 12 months		239	238	837	832
with unrecognized gains		2,800	2,805	5,379	5,395
Total Certificates of deposit	Level 1	7,849	7,840	8,738	8,719
US Treasury and agency notes
with unrecognized losses for less than 12 months		860	857	1,919	1,910
with unrecognized losses for more than 12 months		—	—	702	700
with unrecognized gains		736	738	1,182	1,207
Total US Treasury and agency notes	Level 2	1,596	1,595	3,803	3,817
Corporate notes
with unrecognized losses for less than 12 months		14,638	14,516	3,872	3,841
with unrecognized losses for more than 12 months		2,080	2,061	4,423	4,405
with unrecognized gains		3,334	3,339	16,897	16,963
Total Corporate notes	Level 2	20,052	19,916	25,192	25,209
Municipal notes
with unrecognized losses for less than 12 months		1,742	1,725	739	733
with unrecognized losses for more than 12 months		301	298	457	456
with unrecognized gains		1,435	1,441	3,183	3,206
Total Municipal notes	Level 2	3,478	3,464	4,379	4,395
		$32,975	$32,815	$42,112	$42,140
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
At December 31, 2015, the fair market value of investment securities exceeded the cost basis by $160,000. The cost basis includes any other-than-temporary impairments that have been recorded for the securities. None have been recorded at December 31, 2015. The Company has determined that any unrealized losses in the portfolio are temporary as of December 31, 2015. The Company believes that market factors such as, changes in interest rates, liquidity discounts, and premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in credit quality of the issuer have led to the temporary declines in value. In the future based on changes in the economy, credit markets, financial condition of issuers, or market interest rates, this could change.
As of December 31, 2015, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects a decrease in the market value of available-for-sale securities of $188,000, which includes estimated taxes of $56,000.
As of December 31, 2015, the Company’s gross unrealized holding gains equal $18,000 and gross unrealized holding losses equal $178,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2015	2016	2017	2018	2019	Total
Certificates of deposit	$2,492	$631	$4,510	$169	$7,802
U.S. Treasury and agency notes	100	759	579	188	1,626
Corporate notes	4,572	6,525	6,462	1,881	19,440
Municipal notes	995	940	1,455	—	3,390
	$8,159	$8,855	$13,006	$2,238	$32,258

December 31, 2014	2015	2016	2017	2018	Total
Certificates of deposit	$4,213	$1,501	$831	$2,149	$8,694
U.S. Treasury and agency notes	1,176	600	1,209	879	3,864
Corporate notes	9,588	6,704	6,498	1,625	24,415
Municipal notes	2,105	1,235	790	125	4,255
	$17,082	$10,040	$9,328	$4,778	$41,228
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consist of the following at December 31:

($ in thousands)	2015	2014
Farming inventories	$3,248	$3,844
Other	269	254
	$3,517	$4,098
Farming inventories consist of costs incurred during the current year related to the next year’s crop as well as any current year’s unsold product and farming chemicals.
5.     REAL ESTATE
Real estate consists of the following at December 31:

($ in thousands)	2015	2014
Real estate development
Mountain Village	$120,954	$115,382
Centennial	84,194	78,974
Grapevine	18,285	13,301
Tejon Ranch Commerce Center	12,033	11,997
Real estate development	235,466	219,654

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	19,783	17,781
Rancho Santa Fe and Other	4,242	4,216
Real estate and improvements - held for lease	24,025	21,997
Less accumulated depreciation	(2,083)	(1,771)
Real estate and improvements - held for lease, net	$21,942	$20,226
During 2015, we completed the construction of a multi-tenant commercial building within TRCC-East. The multi-tenant building was leased to Starbucks and Pieology, a quick service pizza offering. During 2015 we also completed construction on a real estate pad in TRCC-East and entered into a ground lease with Carl's Jr. All three tenants were fully operational at December 31, 2015. We also began construction of a second multi-tenant building to be occupied by Habit Burger and Baja Fresh. We expect these two offerings to be fully operational during the second quarter of 2016.

6.     LONG-TERM WATER ASSETS
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
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2015 was $675 per acre-foot. Purchase costs in 2016 and beyond are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2016 purchase cost of $695 per acre-foot.
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
In 2015, we sold 7,922 acre feet of water totaling $10,165,000 with a cost of $5,483,000, which cost is recorded in the mineral resources segment on the Consolidated Statements of Operations.
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

(in acre feet, unaudited)	December 31, 2015	December 31, 2014
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	8,700	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	24,095	24,095
Transferable water *	14,786	15,229
Water Contracts	10,137	10,137
Total purchased water - third parties	49,018	49,461
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	34,496	38,401
Total purchased and contracted water sources in acre feet	104,810	109,158
*14,786 acre-feet of transferable water with AVEK will be returned to the Company at a 1.5 to 1 factor giving the Company use of a total of 22,179 feet.

($ in thousands)	December 31, 2015	December 31, 2014
Banked water and water for future delivery	$4,779	$4,779
Transferable water	9,117	9,309
Water Contracts	31,261	32,612
Total long-term assets	45,157	46,700
less: Current portion	(1,351)	(1,351)
	$43,806	$45,349

The Company also has an agreement to sell 500 acre-feet of water to a local water district during the first quarter of 2016.

On August 6, 2015, Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, on January 1, 2016, PEF may purchase from Ranchcorp up to 2,000 acre-feet of water and from January 1, 2017 through July 31, 2030, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement is $1,025 per acre foot of annual water, subject to 3% annual increases commencing January 1, 2017. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	December 31, 2015	December 31, 2014
Accrued vacation	$801	$799
Accrued paid personal leave	585	613
Accrued bonus	1,549	1,023
Other	557	339
	$3,492	$2,774
8.     LINE-OF-CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	December 31, 2015	December 31, 2014
Revolving line of credit	$—	$6,850
Notes payable	74,215	74,459
Total short-term and long-term debt	74,215	81,309
Less line-of-credit and current maturities of long-term debt	(815)	(7,094)
Less deferred loan costs	(177)	$(192)
	$73,223	$74,023
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

As of December 31, 2015 and 2014, the RLC had no outstanding balance and $6,850,000, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the PEF power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At December 31, 2015 and 2014, we were in compliance with all financial covenants.
The Credit Facility also contains customary negative covenants that limit the ability of the Company to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, or incur liens on any assets.
The Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the Credit Facility; bankruptcy and insolvency; and a change in control without consent of bank (which consent will not be unreasonably withheld). The Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
The foregoing descriptions of the Credit Facility documents are qualified in their entirety by reference to each such material contract. Copies of the Credit Facility documents are filed as Exhibits 10.31 through 10.33 in the Current Report on Form 8-K filed October 17, 2014. The balance of the long-term debt instruments listed above approximates the fair value of the instrument.
During the third quarter of 2013, we entered into a $4,750,000 promissory note with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
The following table summarizes our outstanding indebtedness and respective principal maturities as of December 31, 2015:

($ in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Term loan	$560	$3,393	$3,563	$3,715	$3,881	$54,888	$70,000
Promissory note	255	266	277	289	302	2,826	4,215
Total long-term debt	$815	$3,659	$3,840	$4,004	$4,183	$57,714	$74,215

9.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	December 31, 2015	December 31, 2014
Pension liability (See Note 15)	$2,263	$3,079
Interest rate swap liability (See Note 10)	2,905	2,227
Supplemental executive retirement plan liability (See Note 15)	7,999	7,431
Other	84	—
Share-based awards liability (See Note 11)	—	1,065
	$13,251	$13,802
For the captions presented in the table above, please refer to the respective Notes to Consolidated Financial Statements for further detail.
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 8 (Line of Credit and Long-Term Debt) of the Notes to Consolidated Financial Statements. The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the year ended December 31, 2015, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of December 31, 2015, the fair values of our interest rate swap agreement aggregating a liability balance were classified in other liabilities based upon its respective fair value. We had the following outstanding interest rate swap agreement designated as cash flow hedges of interest rate risk as of December 31, 2015 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value as of 12/31/2015	Notional Amount as of 12/31/2015
October 15, 2014	October 5, 2024	Level 2	4.11%	$(2,905)	$70,000
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
The following is a summary of the Company's performance share grants with performance conditions for the year ended December 31, 2015:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	83,628
Target performance	170,893
Maximum performance	83,268
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve month periods ended:

	December 31, 2015	December 31, 2014	December 31, 2013
Stock Grants Outstanding Beginning of the Year at Target Achievement	237,045	265,701	688,041
New Stock Grants/Additional shares due to maximum achievement	114,221	165,996	192,348
Vested Grants	(52,436)	(41,694)	(361,886)
Expired/Forfeited Grants	(26,477)	(152,958)	(252,802)
Stock Grants Outstanding at Target Achievement	272,353	237,045	265,701
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2015 was $3,411,000 and 22 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock.
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
As discussed above, the performance share grant approved by the Board in March 2014, included the modification of existing performance milestone grants totaling 133,890 restricted stock units and the issuance of new performance share grants totaling 89,837 restricted stock units. The restricted stock units of the modified existing performance milestone grants have been accounted for as probable-to-probable modification since the Company has determined that achieving the existing performance milestones was probable. The unamortized total cost relating to these probable-to-probable modified performance share grants is being recognized ratably over the new requisite service period. The impact of modifying the existing performance stock grants is an annual expense of $1,109,000 over the service period. The values for the 2014 performance grants, including the new milestone grants, are fixed at threshold, target and maximum performance values, meaning that the amount of shares at vesting will vary depending on the stock price at that time. The total value for these grants at maximum performance is $5,702,000. During the second quarter of 2015, the 2014 performance milestone grants were modified to fix the number of shares to be received rather than have the number of shares to be issued at vesting float with the price of the stock, which converted the awards from liability awards to equity awards. As such, we reclassified $1,065,000 from other liabilities to equity. In accordance with ASC 718, "Compensation - Stock Compensation," this resulted in a probable-to-improbable modification and had no impact on earnings.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan:	December 31, 2015	December 31, 2014	December 31, 2013
Expensed	$2,989,000	$2,645,000	$161,000
Capitalized	165,000	95,000	294,000
	3,154,000	2,740,000	455,000
NDSI Plan	768,000	889,000	768,000
	$3,922,000	$3,629,000	$1,223,000
12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2015	2014	2013
Total provision:	$1,125	$2,697	$2,086
Federal:
Current	1,521	2,289	(2,459)
Deferred	(682)	(313)	4,097
	839	1,976	1,638
State:
Current	585	603	231
Deferred	(299)	118	217
	286	721	448
	$1,125	$2,697	$2,086

The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate of 34% to income before taxes are as follows for the years ended December 31:

($ in thousands)	2015	2014	2013
Income tax at statutory rate	$1,360	$2,912	$2,139
State income taxes, net of Federal benefit	213	452	307
Oil and mineral depletion	(213)	(385)	(450)
Permanent differences	(92)	(172)	(11)
Other	(143)	(110)	101
Total provision	$1,125	$2,697	$2,086
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2015	2014
Deferred income tax assets:
Accrued expenses	$578	$608
Deferred revenues	652	498
Capitalization of costs	3,023	2,746
Pension adjustment	4,396	4,502
Stock grant expense	3,593	2,936
State deferred taxes	221	200
Book deferred gains	1,711	1,711
Joint venture allocations	860	587
Provision for additional capitalized costs	1,003	1,003
Interest rate swap	1,244	954
Other	3	3
Total deferred income tax assets	$17,284	$15,748
Deferred income tax liabilities:
Deferred gains	$1,390	$1,390
Depreciation	5,040	4,228
Cost of sales allocations	1,252	1,252
Joint venture allocations	3,121	2,456
Straight line rent	929	947
Prepaid expenses	149	191
State deferred taxes	617	501
Other	127	207
Total deferred income tax liabilities	$12,625	$11,172
Net deferred income tax asset	$4,659	$4,576
Allowance for deferred tax assets	—	—
Net deferred taxes	$4,659	$4,576
Due to the nature of our deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company made total federal and state income tax payments of $2,100,000 in 2015 and $1,100,000 during 2014. The Company received refunds of $283,000 and $3,484,000 in 2015 and 2014, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2015 and 2014 within the scope of ASC 740, "Income Taxes." Tax years from 2012 to 2014 and 2011 to 2014 remain available for examination by the Federal and California State taxing authorities, respectively.

13.     LEASES
The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The Company generates income from commercial rents. The following is a summary of income from commercial rents included in real estate revenue as of December 31:

	2015	2014	2013
Base rent	$5,208,000	$4,934,000	$4,929,000
Percentage rent	$652,000	$422,000	$1,213,000
Future minimum rental income on commercial, communication and right-of-way on non-cancelable leases as of December 31, 2015:

2016	2017	2018	2019	2020	Thereafter
$5,261	$5,180	$4,834	$4,695	$4,684	$26,751
14.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum future annual payments of approximately $7,900,000 per year, based on payments due in 2015. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. These contracts for the supply of future water run through 2035 and 2044. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. As discussed in Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statement, we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running through 2044.
The Company is obligated to make payments of approximately $800,000 per year to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement we entered into with five major environmental organizations in 2008. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. These amounts are recorded in construction in progress for the Centennial, Grapevine and MV projects.
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
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $65,000,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC West development. At December 31, 2015 there were no additional improvement funds remaining from the West CFD bonds and there are $18,085,000 in improvement funds within the East CFD bonds for reimbursement of cost during 2016 and future years. On January 2, 2016, improvement funds totaling $4,162,000 were distributed. During 2014, the Company paid approximately $933,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2015.

In July 2014, the Company received a copy of a Notice of Intent to Sue, or Notice, dated July 17, 2014 indicating that the Center for Biological Diversity, the Wishtoyo Foundation and Dee Dominguez intend to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, under the federal Endangered Species Act challenging USFWS's approval of Tejon Ranchcorp's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, or ITP, to Tejon Ranchcorp for the take of federally listed species. The foregoing approvals authorize, among other things, removal of California condor habitat associated with Tejon Ranchcorp's potential future development of Mountain Village at Tejon Ranch. No lawsuit has been filed at this time. It is not possible to predict whether any lawsuit will actually be filed or whether the Company or Tejon Ranchcorp will incur any damages from such a lawsuit.
Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson, an alleged representative of the federally-unrecognized "Kawaiisu Tribe" (collectively, “Robinson”) alleging, inter alia, that the Company does not hold legal title to the land within the MV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village, LLC and Tejon Ranchcorp), the County of Kern, or the County, and Ken Salazar, in his capacity as U.S. Secretary of the Interior.
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
On August 6, 2015, Robinson filed a Petition for Panel Rehearing asking the Ninth Circuit panel to change its June 22, 2015 ruling or allow reargument of the case. Robinson did not also file a Petition for Rehearing En Banc. No response to the Petition for Rehearing by the panel was required or permitted unless ordered by the court. On September 2, 2015, the court panel issued a one-sentence Order stating that “Appellants’ petition for panel rehearing is denied.” The Company understands that, on or before a deadline of December 2, 2015, Robinson's counsel submitted to the U.S. Supreme Court a Petition for Writ of Certiorari and that he was thereafter allowed approximately 60 days to correct the technical or format deficiencies in the document by re-filing a corrected Petition. Robinson's counsel timely refiled the corrected Petition on February 3, 2016, and the Supreme Court has docketed it. The defendants (including the Company) have waived their response to the Petition, though a response will be required only if requested by the Supreme Court. Robinson’s chances of prevailing with a petition for writ of certiorari are very small, the Company continues to believe that a negative outcome of this case is very remote and the monetary impact of an adverse result, if any, cannot be estimated at this time.
National Cement
The Company leases land to National Cement Company of California Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits on the leased acreage. The California Regional Water Quality Control Board, or RWQCB, for the Lahontan Region issued orders in the late 1990s with respect to environmental conditions on the property currently leased to National.
One order directs the Company's former tenant Lafarge Corporation (or Lafarge), the current tenant National, and the Company to clean up groundwater contamination on the leased property. Lafarge and National installed a groundwater cleanup system in 2003 and that system continues to operate. National and Lafarge have consolidated, closed, and capped cement kiln dust piles located on land leased from the Company. A second order directs National, Lafarge, and the Company to maintain and monitor the effectiveness of the cap.
The Company is not aware of any failure by Lafarge or National to comply with directives of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising out of their use of the leased premises. The Company believes that the matters described above are included within the scope of the National or Lafarge indemnity obligations. If the Company is required to perform the work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material.

Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserve right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered Judgment approving the Stipulation for Entry of Judgment and Physical Solution. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills CSD, filed notices of appeal from the Judgment. Notwithstanding the appeals, the parties with assistance from the Court have begun establishment of the Watermaster and administration of the Physical Solution, consistent with the Judgment.
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
The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the remedial EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento Superior Court. In an initial favorable ruling on January 25, 2013, the court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s California Environmental Quality Act, or CEQA, claims, except the Rosedale claim, joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality.
On November 24, 2014, the court issued a writ of mandate that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and Rosedale. The writ of mandate, as revised by the court, requires DWR to certify the revised EIR by June 30, 2016. DWR is proceeding to prepare the revised EIR. We are uncertain as to whether in the future the writ of mandate or the revised EIR could result in some curtailment in KWBA operations. To the extent there may be an adverse outcome on the claims, the monetary value cannot be estimated at this time.

On November 24, 2014, the court entered a judgment in the Central Delta case (1) dismissing the challenges to the validity of the Monterey Amendments and the transfer of the KWB in their entirety and (2) granting in part, and denying, in part, the CEQA petition for writ of mandate. Central Delta has appealed the judgment and the KWBA and certain other parties have filed a cross-appeal with regard to certain defenses to the CEQA cause of action. The appeals are pending in the California Court of Appeal.
On December 3, 2014, the court entered judgment in the Rosedale case (i) in favor of the Rosedale parties in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed.
From time to time, we are involved in other proceedings incidental to our business, including actions relating to employee claims, environmental law issues, real estate disputes, contractor disputes and grievance hearings before labor regulatory agencies.
The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows either individually or in the aggregate.
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

Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2015	2014
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$11,051	$9,326
Service cost	265	248
Interest cost	466	392
Actuarial gain/assumption changes	(1,239)	2,804
Benefits paid	(33)	(1,719)
Settlements paid	(1,540)	—
Benefit obligation at end of year	$8,970	$11,051
Accumulated benefit obligation at end of year	$7,661	$9,473
Change in Plan Assets
Fair value of plan assets at beginning of year	$7,972	$8,633
Actual return on plan assets	(142)	407
Employer contribution	450	650
Benefits/expenses paid	(33)	(1,718)
Settlements paid	(1,540)	—
Fair value of plan assets at end of year	$6,707	$7,972
Funded status - liability	$(2,263)	$(3,079)

Amounts recorded in equity
Net actuarial loss	$3,123	$4,453
Prior service cost	(90)	(119)
Total amount recorded	$3,033	$4,334
Amount recorded, net taxes	$1,820	$2,600

Other changes in plan assets and benefit obligations recognized in other comprehensive income for 2015 and 2014 include the following components:

($ in thousands)	2015	2014
Net (gain) loss	$(482)	$2,973
Recognition of net actuarial loss	(849)	(481)
Recognized prior service cost	29	29
Total changes	$(1,302)	$2,521
Changes, net of taxes	$(781)	$1,511
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Amortization net actuarial gain	$213
Amortization prior service cost	$(29)
At December 31, 2015 and 2014 the Company had a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there were no additional transition impacts upon implementation of a year-end measurement date for plan assets as required by ASC 715 "Compensation - Retirement Benefits." For 2016, the Company is estimating that contributions to the pension plan will be approximately $450,000.

Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2016	2017	2018	2019	2020	Thereafter
$94	$185	$232	$249	$259	$1,833

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At December 31, 2015, the investment mix was approximately 61% equity, 33% debt, and 6% money market funds. At December 31, 2014, the investment mix was approximately 59% equity, 30% debt and 11% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.6% in 2015 and 4.3% in 2014. The expected long-term rate of return on plan assets is 7.5% in 2015 and 2014. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2015	2014
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$459	$858
Collective Funds	Level 2	2,726	3,575
Treasury/Corporate Notes	Level 2	1,181	1,372
Corporate Equities	Level 1	2,341	2,167
		$6,707	$7,972
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2015	2014	2013
Cost components:
Service cost	$(265)	$(248)	$(359)
Interest cost	(466)	(392)	(402)
Expected return on plan assets	615	576	542
Net amortization and deferral	(284)	(45)	(253)
Settlement recognition	(536)	(407)	—
Total net periodic pension cost	$(936)	$(516)	$(472)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The following SERP benefit information is as of December 31:

($ in thousands)	2015	2014
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$7,431	$6,131
Service cost	—	26
Interest cost	278	258
Actuarial gain/assumption changes	726	1,399
Benefits paid	(436)	(383)
Benefit obligation at end of year	$7,999	$7,431
Accumulated benefit obligation at end of year	$7,117	$6,937
Funded status - liability	$(7,999)	$(7,431)

($ in thousands)	2015	2014
Amounts recorded in stockholders’ equity
Net actuarial (gain)	$2,462	$2,072
Prior service cost	—	—
Total amount recorded	$2,462	$2,072
Amount recorded, net taxes	$1,477	$1,243
Other changes in benefit obligations recognized in other comprehensive income for 2015 and 2014 include the following components:

($ in thousands)	2015	2014
Net (gain) loss	$726	$1,399
Recognition of net actuarial gain or (loss)	337	(23)
Total changes	$1,063	$1,376
Changes, net of taxes	$638	$826
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$343
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2016	2017	2018	2019	2020	Thereafter
$437	$502	$498	$493	$487	$2,469
The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 4.15% and 3.5% for 2015, 3.85% and 3.5% for 2014, and 4.35% and 3.5% for 2013. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2015	2014	2013
Cost components:
Service cost	$—	$26	$318
Interest cost	278	258	219
Net amortization and deferral	337	23	229
Total net periodic pension cost	$615	$307	$766

16.    BUSINESS SEGMENTS
We currently operate in five business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming, and ranch operations.
Information pertaining to operating results of the Company's business segments are as follows:

($ in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Revenues
Real estate—commercial/industrial (1)	$8,272	$7,845	$7,455
Mineral resources	15,116	16,255	10,242
Farming (2)	23,836	23,435	23,610
Ranch operations (1)	3,923	3,534	3,693
Segment revenues	51,147	51,069	45,000
Equity in unconsolidated joint ventures, net	6,324	5,294	4,006
Investment income	528	696	941
Other income	381	526	404
Total revenues and other income	58,380	57,585	50,351
Segment Profits (Losses)
Real estate—commercial/industrial (1)	1,578	639	602
Real estate—resort/residential	(2,349)	(2,608)	(2,231)
Mineral resources	7,720	9,837	8,965
Farming (2)	4,852	7,185	7,684
Ranch operations (1)	(2,189)	(2,464)	(2,356)
Segment profits (3)	9,612	12,589	12,664
Equity in unconsolidated joint ventures, net	6,324	5,294	4,006
Investment income	528	696	941
Other income	381	526	404
Corporate expenses	(12,808)	(10,646)	(11,826)
Income from operations before income taxes	$4,037	$8,459	$6,189

(1) During the fourth quarter of 2015, the Company reclassified revenues and expenses previously classified as commercial/industrial into a new segment called Ranch Operations. Ranch operations is comprised of grazing leases, special services and other ancillary services supporting the ranch.

(2) During the fourth quarter of 2014, the Company determined hay crop sales previously recorded in the resort/residential segment revenues fit most appropriately with our farming segment revenues. The Company has reclassified prior periods to conform to the current year presentation.

(3) Segment profits are revenues less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follow:

($ in thousands)	2015	2014	2013
PEF lease	$3,694	$3,445	$4,195
Commercial leases	2,830	1,845	1,770
Communication leases	784	782	787
Other leases	105	84	46
Landscaping and other	859	1,181	657
Land Sale	—	508	—
Total commercial revenues	$8,272	$7,845	$7,455
Equity in earnings of unconsolidated joint ventures	6,324	5,294	4,006
Commercial revenues & equity in earnings of unconsolidated joint ventures	$14,596	$13,139	$11,461

Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our PEF power plant lease, communication tower rents, and payments from easement leases.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $2,349,000, $2,608,000, and $2,231,000 during the years ended December 31, 2015, 2014, and 2013, respectively.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The following table summarizes these activities for each of the years ended December 31:

($ in thousands)	2015	2014	2013
Oil and gas	$2,662	$6,096	$7,810
Rock aggregate	870	1,216	964
Cement	1,263	1,043	819
Land lease for oil exploration	156	198	648
Water sales	10,165	7,702	—
Other	—	—	1
Total mineral resources revenues	$15,116	$16,255	$10,242
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The revenue components of the farming segment were as follows for each of the year ended December 31:

($ in thousands)	2015	2014	2013
Almonds	$12,238	$10,036	$10,857
Pistachios	6,425	7,585	7,537
Wine grapes	4,338	3,978	4,094
Hay	749	1,361	928
Total crop proceeds	23,750	22,960	23,416
Other farming revenues	86	475	194
Total farming revenues	$23,836	$23,435	$23,610
Ranch operations consists of game management revenues and ancillary land uses such as grazing leases and filming. Within game management we operate our High Desert Hunt Club, a premier upland bird hunting club. The High Desert Hunt Club offers over 6,400 acres and 35 hunting fields, each field providing different terrain and challenges. The hunting season runs from mid-October through March. We sell individual hunting packages as well as memberships. Ranch operations also includes Hunt at Tejon, which offers a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons.

($ in thousands)	2015	2014	2013
Game management	$1,658	$1,652	$1,648
Grazing	1,484	1,155	1,433
High Desert Hunt Club	351	302	288
Filming and other	430	425	324
Total ranch operations revenues	$3,923	$3,534	$3,693

Information pertaining to assets of the Company’s business segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2015
Real estate - commercial/industrial	$67,550	$469	$7,023
Real estate - resort/residential	228,064	71	16,404
Mineral resources	46,025	1,501	1,199
Farming	32,542	929	2,583
Ranch operations	4,313	460	299
Corporate	53,425	1,660	540
Total	$431,919	$5,090	$28,048
2014
Real estate - commercial/industrial	$67,640	$645	$8,391
Real estate - resort/residential	212,534	76	10,214
Mineral resources	47,434	1,351	—
Farming	34,464	1,633	4,701
Ranch operations	4,295	453	561
Corporate	65,556	713	908
Total	$431,923	$4,871	$24,775
2013
Real estate - commercial/industrial	$47,593	$717	$12,109
Real estate - resort/residential	130,576	78	2,957
Mineral resources	48,633	—	—
Farming	31,925	1,465	5,733
Ranch operations	4,789	488	187
Corporate	79,363	1,478	572
Total	$342,879	$4,226	$21,558
Segment profits (losses) are total revenues less operating expenses, excluding interest income, corporate expenses, equity in earnings of unconsolidated joint ventures, and interest expense. Identifiable assets by segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist primarily of cash and cash equivalents, marketable securities, deferred income taxes, and land and buildings. Land is valued at cost for acquisitions since 1936. Land acquired in 1936, upon organization of the Company, is stated on the basis carried by the Company’s predecessor.
17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2015 was $30,680,000. The equity in the income of the unconsolidated joint ventures was $6,324,000 for the twelve months ended December 31, 2015. The unconsolidated joint ventures have not been consolidated as of December 31, 2015, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2015, the Company had an equity investment balance of $15,626,000 in this joint venture.

•
Rockefeller Joint Ventures – The Company has multiple joint ventures with Rockefeller Group Development Corporation or Rockefeller. Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building. The Five-West Parcel joint venture currently has an outstanding loan with a balance of $10,725,000. The note has been extended to May 2016 tied to the one-year lease extension of Dollar General and is fully secured by the building as well as guarantees from each partner. We do not believe the bank will call on the guarantees provided. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development.

During the second quarter of 2013, we entered into a new joint venture with Rockefeller, the TRCC/Rock Outlet Center LLC joint venture, to develop, own, and manage a 326,000 square foot outlet center on land at TRCC-East. Outlet center construction costs approximated $87,000,000 and was funded through a construction loan for up to 60% of the costs and equity from the members. This joint venture is separate from the above agreement to develop up to 500 acres of land in TRCC. During the second quarter of 2013, we contributed land and other assets at an agreed value of $10,558,000 for our capital contribution ($2,159,000 at cost) and Rockefeller matched our capital contribution with cash. Rockefeller also reimbursed the Company for $335,000 in outlet center marketing costs, which were offset against the Company's equity in losses for the TRCC/Rock Outlet Center LLC joint venture. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of December 31, 2015, had an outstanding balance of $51,557,000. The TRCC/Rock Outlet Center commenced operations in August of 2014 and is 100% leased.
At December 31, 2015, the Company’s combined equity investment balance in these three joint ventures was $15,054,000.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with TRI Pointe Homes, Lewis Investment Company, and CalAtlantic that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At December 31, 2015 the Company had a 75.57% ownership position in Centennial Founders, LLC.

Condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of December 31, 2015 and December 31, 2014 and condensed statements of operations for the twelve months ended December 31, 2015 and December 31, 2014 are as follows:
Statement of Operations for the twelve months ending December 31, 2015

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center (1)	Total	Centennial-VIE
Revenues	$115,776	$3,408	$20	$8,988	$128,192	$749
Net income (loss)	$10,629	$1,084	$(108)	$(1,082)	$10,523	$(140)
Partner’s share of net income (loss)	$4,252	$542	$(54)	$(541)	$4,199	$(38)
Equity in earnings (losses)	$6,377	$542	$(54)	$(541)	$6,324	$—
(1) Revenue for TRCC/Rock Outlet Center is comprised of $11.1 million in rental income less non-cash tenant allowance amortization of $2.1 million ($11.1 - $2.1 = $9.0).

Balance Sheet Information as of December 31, 2015

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$12,013	$3,277	$23	$4,733	$20,046	$230
Property and equipment, net	52,296	13,704	4,617	64,842	135,459	81,742
Other assets	264	297	—	19,714	20,275	9
Long-term debt	(14,973)	(10,725)	—	(51,557)	(77,255)
Other liabilities	(2,890)	(340)	—	(841)	(4,071)	(754)
Net assets	$46,710	$6,213	$4,640	$36,891	$94,454	$81,227
Statement of Operations for the twelve months ending December 31, 2014

	UNCONSOLIDATED						CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	TRCC/Rock Outlet Center (1)	TMV LLC	Total	Centennial
Revenues	$122,584	$3,635	$60	$5,220	$—	$131,499	$1,361
Net income (loss)	$8,229	$442	$15	$328	$(70)	$8,944	$415
Partner’s share of net income (loss)	$3,291	$221	$8	$164	$(35)	$3,649	$107
Equity in earnings (losses)	$4,937	$221	$7	$164	$(35)	$5,294	$—
(1) Revenue for TRCC/Rock Outlet Center is comprised of $5.9 million in rental income less non-cash tenant allowance amortization of $0.7 million ($5.9 - $0.7 = $5.2).
Balance Sheet Information as of December 31, 2014

	UNCONSOLIDATED					CONSOLIDATED
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel	18-19 West	TRCC/Rock Outlet Center	Total	Centennial
Current assets	$18,960	$3,834	$5	$2,302	$25,101	$651
Property and equipment, net	48,011	14,869	4,617	66,112	133,609	77,373
Other assets	181	67	—	19,624	19,872	—
Long-term debt	(15,808)	(11,000)	—	(45,449)	(72,257)	—
Other liabilities	(3,263)	(440)	(2)	(4,616)	(8,321)	(158)
Net assets	$48,081	$7,330	$4,620	$37,973	$98,004	$77,866
The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
18.    RELATED PARTY TRANSACTIONS
During 2014, we had a gain of $1,145,000 related to a land sale of $1,268,000 sold to the TA/Petro joint venture. Related to the sale, we recognized $458,000 of the gain and deferred $687,000 of the gain, which will be recognized at the time we exit the joint venture or the joint venture is terminated. TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The company has 50% voting rights and shares 60% of profit and losses in this joint venture, which owns and operates travel plazas/commercial highway operations in TRCC. See Note 17 (Investments in Unconsolidated and Consolidated Joint Ventures) of the Notes to Consolidated Financial Statements for further detail regarding the TA/Petro unconsolidated joint venture. Also during 2014, the Company completed the asset purchase of DMB TMV LLC's membership interest in TMV LLC, which increased our development in process balance by $101,648,000.
TCWD is a not-for-profit governmental entity, organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal and industrial development. The Company is the largest landowner and taxpayer within TCWD. The Company has a water service contract with TCWD that entitles us to receive all of TCWD’s State Water Project entitlement and all of TCWD’s banked water. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, we transact with TCWD in the ordinary course of business. We believe that the terms negotiated for all transactions are no less favorable than those that could be negotiated in arm’s length transactions.
19.    UNAUDITED QUARTERLY OPERATING RESULTS
The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue[1]	Segment Profit (Loss)[2]	Net Income (Loss) attributable to Common Stockholders	Net Income(Loss), Per Share attributable to Common Stockholders[3]
2015
First Quarter	$16,826	$4,643	$1,617	$0.08
Second Quarter	7,159	1,362	406	$0.02
Third Quarter	12,187	(614)	(788)	$(0.04)
Fourth Quarter	15,884	4,221	1,715	$0.08
	$52,056	$9,612	$2,950
2014
First Quarter	$14,760	$4,002	$1,113	$0.05
Second Quarter	8,526	2,154	874	$0.04
Third Quarter	14,056	3,304	1,752	$0.09
Fourth Quarter	14,949	3,129	1,916	$0.09
	$52,291	$12,589	$5,655
_______________________________
(1) Includes investment income and other income.
(2) Segment profit and loss have been revised to reflect reclassification of revenues from the resort/residential segment into other income. See Reclassification section of Summary of Significant Accounting Policies footnote for further discussion.
(3) Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.