Form 10-Q
period 2016-03-31
TEJON RANCH CO
filed 2016-05-06
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2016 was 20,726,089.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Real estate - commercial/industrial	$2,154	$2,279
Mineral resources	8,740	10,200
Farming	1,221	3,071
Ranch operations	838	1,083
Total revenues	12,953	16,633
Costs and Expenses:
Real estate - commercial/industrial	1,679	1,609
Real estate - resort/residential	542	751
Mineral resources	4,693	5,774
Farming	1,506	2,343
Ranch operations	1,347	1,593
Corporate expenses	3,003	3,443
Total expenses	12,770	15,513
Operating income	183	1,120
Other Income:
Investment income	118	155
Other income	51	38
Total other income	169	193
Income from operations before equity in earnings of unconsolidated joint ventures	352	1,313
Equity in earnings of unconsolidated joint ventures, net	1,455	1,150
Income before income tax expense	1,807	2,463
Income tax expense	612	862
Net income	1,195	1,601
Net loss attributable to non-controlling interest	(14)	(16)
Net income attributable to common stockholders	$1,209	$1,617
Net income per share attributable to common stockholders, basic	$0.06	$0.08
Net income per share attributable to common stockholders, diluted	$0.06	$0.08

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$1,195	$1,601
Other comprehensive income:
Unrealized gains on available for sale securities	188	62
Unrealized losses on interest rate swap	(2,276)	(1,395)
Other comprehensive loss before taxes	(2,088)	(1,333)
Provision benefit from income taxes related to other comprehensive income (loss) items	730	534
Other comprehensive loss	(1,358)	(799)
Comprehensive (loss) income	(163)	802
Comprehensive loss attributable to non-controlling interests	(14)	(16)
Comprehensive (loss) income attributable to common stockholders	$(149)	$818
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,307	$1,930
Marketable securities - available-for-sale	32,719	32,815
Accounts receivable	3,570	6,511
Inventories	6,601	3,517
Prepaid expenses and other current assets	5,365	4,120
Total current assets	49,562	48,893
Real estate and improvements - held for lease, net	23,326	21,942
Real estate development (includes $85,181 at March 31, 2016 and $84,194 at December 31, 2015, attributable to Centennial Founders, LLC, Note 15)	234,235	235,466
Property and equipment, net	45,008	44,469
Investments in unconsolidated joint ventures	32,155	30,680
Long-term water assets	44,462	43,806
Deferred tax assets	5,390	4,659
Other assets	2,090	2,004
TOTAL ASSETS	$436,228	$431,919

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,126	$3,252
Accrued liabilities and other	3,166	3,492
Income taxes payable	499	1,237
Deferred income	2,131	1,525
Revolving line of credit	2,000	—
Current maturities of long-term debt	1,659	815
Total current liabilities	12,581	10,321
Long-term debt, less current portion	72,320	73,223
Long-term deferred gains	3,816	3,816
Other liabilities	15,647	13,251
Total liabilities	104,364	100,611
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,716,380 at March 31, 2016 and 20,688,154 at December 31, 2015	10,358	10,344
Additional paid-in capital	217,508	216,803
Accumulated other comprehensive loss	(8,260)	(6,902)
Retained earnings	72,598	71,389
Total Tejon Ranch Co. Stockholders’ Equity	292,204	291,634
Non-controlling interest	39,660	39,674
Total equity	331,864	331,308
TOTAL LIABILITIES AND EQUITY	$436,228	$431,919
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating Activities
Net income	$1,195	$1,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,366	1,098
Amortization of premium/discount of marketable securities	123	160
Equity in earnings of unconsolidated joint ventures	(1,455)	(1,150)
Non-cash retirement plan expense	242	(166)
Gain on sale of real estate/assets	(14)	—
Stock compensation expense	973	953
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(2,435)	(1,883)
Current liabilities	(1,026)	1,131
Net cash (used in) provided by operating activities	(1,031)	1,744
Investing Activities
Maturities and sales of marketable securities	1,383	5,590
Funds invested in marketable securities	(1,222)	(7,487)
Property and equipment expenditures	(5,667)	(6,117)
Reimbursement proceeds from Communities Facilities District	4,162	4,971
Proceeds from sale of real estate/assets	145	—
Investment in unconsolidated joint ventures	(20)	—
Distribution of equity from unconsolidated joint ventures	—	1,100
Net cash used in investing activities	(1,219)	(1,943)
Financing Activities
Borrowings of short-term debt	2,000	4,110
Repayments of short-term debt	—	(7,300)
Repayments of long-term debt	(63)	(62)
Taxes on vested stock grants	(310)	(515)
Net cash provided by (used in) financing activities	1,627	(3,767)
Decrease in cash and cash equivalents	(623)	(3,966)
Cash and cash equivalents at beginning of year	1,930	5,638
Cash and cash equivalents at end of period	$1,307	$1,672
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$319	$2,135
Taxes paid	$1,350	$2,100
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2015	20,688,154	$10,344	$216,803	$(6,902)	$71,389	$291,634	$39,674	$331,308
Net income	—	—	—	—	1,209	1,209	(14)	1,195
Other comprehensive income	—	—	—	(1,358)	—	(1,358)	—	(1,358)
Restricted stock issuance	44,205	22	(22)	—	—	—	—	—
Stock compensation	—	—	1,029	—	—	1,029	—	1,029
Shares withheld for taxes and tax benefit of vested shares	(15,979)	(8)	(302)	—	—	(310)	—	(310)
Balance, March 31, 2016	20,716,380	$10,358	$217,508	$(8,260)	$72,598	$292,204	$39,660	$331,864
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The periods ending March 31, 2016 and 2015 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s March 31, 2016 and December 31, 2015 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
The Company has identified five reportable segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations. Information for the Company’s reported segments is presented in its consolidated statements of operations. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. We use segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources.
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities and timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on results of operations.
Ranch Operations
During the fourth quarter of 2015, the Company reclassified revenues and expenses comprised of grazing leases, game management and other ancillary services supporting the ranch, from commercial/industrial into a new segment called ranch operations. As a result, the Company reclassified prior period ranch operation revenues and expenses on the consolidated statements of income. For the three months ended March 31, 2015, revenues and expenses reclassified were $1,083,000 and $1,593,000, respectively.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning December 15, 2015. As a result of adopting this ASU, we were not required to consolidate any legal entities that were previously unconsolidated or deconsolidate any legal entities that were previously consolidated. Therefore, upon adoption, we were not required to retrospectively adjust any prior period information or recognize a cumulative effect of the change in retained earnings as a result of the initial application of this update.
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

	Three Months Ended
	March 31, 2016	March 31, 2015
Weighted average number of shares outstanding:
Common stock	20,702,103	20,645,846
Common stock equivalents-stock options, grants	71,364	60,737
Diluted shares outstanding	20,773,467	20,706,583
Warrants
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of 3,000,000 warrants, or the Warrants, to purchase shares of Company common stock, par value $0.50 per share, or Common Stock, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were issued pursuant to a Warrant Agreement between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants are exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. On February 26, 2016, the Company received a notice from NYSE MKT indicating the Warrants are not in compliance with the NYSE MKT's continued listing standard due to the security's abnormally low market value of less than $0.01. Consequently, the NYSE has delisted the Warrants.
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

($ in thousands)		March 31, 2016		December 31, 2015
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$465	$464	$4,810	$4,797
with unrecognized losses for more than 12 months		—	—	239	238
with unrecognized gains		6,481	6,510	2,800	2,805
Total Certificates of deposit	Level 1	6,946	6,974	7,849	7,840
US Treasury and agency notes
with unrecognized losses for less than 12 months		—	—	860	857
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		2,028	2,037	736	738
Total US Treasury and agency notes	Level 2	2,028	2,037	1,596	1,595
Corporate notes
with unrecognized losses for less than 12 months		5,084	5,056	14,638	14,516
with unrecognized losses for more than 12 months		3,160	3,139	2,080	2,061
with unrecognized gains		11,949	11,981	3,334	3,339
Total Corporate notes	Level 2	20,193	20,176	20,052	19,916
Municipal notes
with unrecognized losses for less than 12 months		666	661	1,742	1,725
with unrecognized losses for more than 12 months		330	329	301	298
with unrecognized gains		2,528	2,542	1,435	1,441
Total Municipal notes	Level 2	3,524	3,532	3,478	3,464
		$32,691	$32,719	$32,975	$32,815

We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At March 31, 2016, the fair market value of investment securities was $28,000 higher than their cost basis.
As of March 31, 2016, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected an increase in the market value of available-for-sale securities of $188,000, which includes estimated taxes of $66,000. As of March 31, 2016, the Company’s gross unrealized holding income equaled $84,000 and gross unrealized holding losses equaled $56,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2016
($ in thousands)	2016	2017	2018	2019	Total
Certificates of deposit	$1,594	$631	$4,510	$169	$6,904
U.S. Treasury and agency notes	100	1,234	579	143	2,056
Corporate notes	4,159	6,525	6,669	2,301	19,654
Municipal notes	975	940	1,455	75	3,445
	$6,828	$9,330	$13,213	$2,688	$32,059

	December 31, 2015
($ in thousands)	2016	2017	2018	2019	Total
Certificates of deposit	$2,492	$631	$4,510	169	$7,802
U.S. Treasury and agency notes	100	759	579	188	1,626
Corporate notes	4,572	6,525	6,462	1,881	19,440
Municipal notes	995	940	1,455	—	3,390
	$8,159	$8,855	$13,006	$2,238	$32,258
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     REAL ESTATE

($ in thousands)	March 31, 2016	December 31, 2015
Real estate development
Mountain Village	$122,191	$120,954
Centennial	85,181	84,194
Grapevine	19,267	18,285
Tejon Ranch Commerce Center	7,596	12,033
Real estate development	234,235	235,466

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	21,260	19,783
Rancho Santa Fe and Other	4,242	4,242
Real estate and improvements - held for lease	25,502	24,025
Less accumulated depreciation	(2,176)	(2,083)
Real estate and improvements - held for lease, net	$23,326	$21,942

5.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost incurred to pump and deliver the water. A portion of our water is currently held in a water bank on Company land in southern Kern County. Banked water costs also include costs related to the right to receive additional acre-feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK. The Company has also banked water within an AVEK owned water bank.
In recent years we have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and now have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. Purchase costs in 2016 were $695 per acre-foot. For future years, the purchase cost is subject to annual increases based on the greater of the consumer price index and 3%.
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
During the first three months of 2016, we sold 5,954 acre feet of water totaling $7,791,000 with a cost of $4,215,000, which are recorded in the mineral resources segment on the unaudited consolidated statements of income.
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

(in acre feet, unaudited)	March 31, 2016	December 31, 2015
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	17,287	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	32,682	24,095
Transferable water*	9,061	14,786
Water Contracts	10,137	10,137
Total purchased water - third parties	51,880	49,018
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	33,466	34,496
Total purchased and contracted water sources in acre feet	106,642	104,810
*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 13,592 (9,061 x 1.5) acre feet.

($ in thousands)	March 31, 2016	December 31, 2015
Banked water and water for future delivery	$4,779	$4,779
Transferable water	10,110	9,117
Water contracts	30,924	31,261
Total long-term water assets	45,813	45,157
less: Current portion	(1,351)	(1,351)
	$44,462	$43,806
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	March 31, 2016	December 31, 2015
Accrued vacation	$801	$801
Accrued paid personal leave	554	585
Accrued bonus	419	1,549
Property tax payable	937	—
Other	455	557
	$3,166	$3,492
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	March 31, 2016	December 31, 2015
Revolving line of credit	$2,000	$—
Notes payable	74,153	74,215
Total short-term and long-term debt	76,153	74,215
Less: line-of-credit and current maturities of long-term debt	(3,659)	(815)
Less: deferred loan costs	(174)	(177)
Long-term debt, less current portion	$72,320	$73,223
On October 13, 2014, the Company, through its wholly-owned subsidiary Tejon Ranchcorp, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amends and restates the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of March 31, 2016 and December 31, 2015, the RLC had an outstanding balance of $2,000,000 and $0, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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

The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2016 and December 31, 2015, we were in compliance with all financial covenants.
During the third quarter of 2013, we entered into a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $4,153,000. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	March 31, 2016	December 31, 2015
Pension liability (See Note 13)	$2,338	$2,263
Interest rate swap liability (See Note 10)	5,181	2,905
Supplemental executive retirement plan liability (See Note 13)	7,992	7,999
Other	136	84
Total	$15,647	$13,251
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.
9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon time-based criteria or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with time-based vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals, or Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones, or Performance Milestone Grants. The Company has granted performance share grants that contain both performance-based and market-based conditions. Compensation cost for these awards is recognized based on either the achievement of the performance-based conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with time-based or performance-based restrictions results in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.
The following is a summary of the Company's performance share grants with performance conditions for the three months ended March 31, 2016:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	205,712
Target performance	377,385
Maximum performance	569,972

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	March 31, 2016	December 31, 2015
Stock grants outstanding beginning of the year at target achievement	272,353	237,045
New stock grants/additional shares due to maximum achievement	245,781	114,221
Vested grants	(36,028)	(52,436)
Expired/forfeited grants	(524)	(26,477)
Stock grants outstanding March 31, 2016 at target achievement	481,582	272,353
The unamortized costs associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of March 31, 2016 were $5,218,000 and 19 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's Employee 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Three Months Ended
Employee Plan:	March 31, 2016	March 31, 2015
Expensed	$794	$741
Capitalized	56	36
	850	777
NDSI Plan - Expensed	179	212
	$1,029	$989
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 7 (Line of Credit and Long-Term Debt) The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended March 31, 2016, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of March 31, 2016, the fair value of our interest rate swap agreement aggregating a liability balance was classified in other liabilities.

We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of March 31, 2016 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$(5,181)	$70,000
11.     INCOME TAXES
For the three months ended March 31, 2016, the Company's income tax expense was $612,000 compared to an income tax expense of $862,000 for the three months ended March 31, 2015. These represent effective income tax rates of approximately 34% and 35% for the three months ended March 31, 2016 and, 2015, respectively. The effective tax rate for the first three months of 2016 is based on forecasted annual pre-tax income for 2016. As of March 31, 2016, we had income taxes payable of $499,000.
The Company classifies interest and penalties incurred on tax payments as income tax expense. During the three months ended March 31, 2016, the Company made $1,350,000 of income tax payments for the 2015 tax year.
12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments in 2016 of approximately $8,240,000, of which $6,432,000 was paid during the first quarter with the remainder to be paid throughout the year. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs to 2044, with an option to extend an additional 35 years. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. As discussed in Note 5 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually starting in 2014.
The Company is obligated to make payments of approximately $800,000 per year to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement we entered into with five major environmental organizations in 2008. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. These amounts are recorded in real estate development for the Centennial and Mountain Village at Tejon Ranch, or MV projects. Our obligation under this commitment terminates at the end of 2021.
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

The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. As of March 31, 2016, there were no additional improvement funds remaining from the West CFD bonds. During the first quarter of 2016, the East CFD reimbursed the Company approximately $4,162,000 for public infrastructure. After this payment, there is $13,923,000 in funds remaining in the East CFD improvement fund. During 2015, the Company paid approximately $963,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple-net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by new owners of land and new lease tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not currently required to recognize an obligation.
In July 2014, the Company received a copy of a Notice of Intent to Sue, or Notice, dated July 17, 2014 indicating that the Center for Biological Diversity, the Wishtoyo Foundation and Dee Dominguez intend to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, under the federal Endangered Species Act challenging USFWS's approval of Tejon Ranchcorp's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, or ITP, to Tejon Ranchcorp for the take of federally listed species. The foregoing approvals authorize, among other things, removal of California condor habitat associated with Tejon Ranchcorp's potential future development of MV. No lawsuit has been filed at this time. It is not possible to predict whether any lawsuit will actually be filed or whether the Company or Tejon Ranchcorp will incur any damages from such a lawsuit.
Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson, an alleged representative of the federally-unrecognized "Kawaiisu Tribe" (collectively, “Robinson”) alleging, inter alia, that the Company does not hold legal title to the land within the MV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village LLC and Tejon Ranchcorp), the County of Kern, and Ken Salazar, in his capacity as U.S. Secretary of the Interior. On March 28, 2016, the United States Supreme Court ruled in favor of the Company and as a result this matter is no longer capable of further litigation.
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
The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento County Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the remedial EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento County Superior Court. In an initial favorable ruling on January 25, 2013, the court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s California Environmental Quality Act, or CEQA, claims, except the Rosedale claim, joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality.
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

On December 3, 2014, the court entered judgment in the Rosedale case (i) in favor of Rosedale in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed.
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
The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will not have a material adverse effect on our financial position, results of operations or cash flows either individually or in the aggregate.
13.    RETIREMENT PLANS
The Company has a defined benefit plan that covers many of its employees, or the Benefit Plan. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to-date and expected-to-be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company anticipates contributing approximately $450,000 to the plan during 2016.
Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At March 31, 2016, the investment mix was approximately 59% equity, 35% debt, and 6% money market funds. At December 31, 2015, the investment mix was approximately 61% equity, 33% debt and 6% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 4.6% in 2016 and 2015. The expected long-term rate of return on plan assets is 7.5% in 2016 and 2015. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Three Months Ended
($ in thousands)	March 31, 2016	March 31, 2015
Cost components:
Service cost-benefits earned during the period	$(56)	$(66)
Interest cost on projected benefit obligation	(102)	(117)
Expected return on plan assets	129	154
Net amortization and deferral	(46)	(70)
Total net periodic pension cost	$(75)	$(99)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The pension and retirement expense for the SERP was as follows:

	Three Months Ended
($ in thousands)	March 31, 2016	March 31, 2015
Cost components:
Interest cost on projected benefit obligation	(81)	(69)
Net amortization and deferral	(86)	(84)
Total net periodic pension cost	$(167)	$(153)

14.    BUSINESS SEGMENTS
We currently operate in five business segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming, and ranch operations.
Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our Pastoria Energy Facility power plant lease, communication tower rents, and payments from easement leases.
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended
($ in thousands)	March 31, 2016	March 31, 2015
Pastoria Energy Facility Lease	$871	$898
Commercial leases	894	684
Communication leases	196	205
Landscaping and other	193	492
Total commercial revenues	2,154	2,279
Equity in earnings from unconsolidated joint ventures	1,455	1,150
Income from commercial/industrial and unconsolidated joint ventures	$1,930	$1,820

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $542,000 and $751,000 for the three months ended March 31, 2016 and 2015, respectively.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The revenue components of the mineral resources segment were as follows:

	Three Months Ended
($ in thousands)	March 31, 2016	March 31, 2015
Oil and gas	$386	$776
Water sales	7,791	8,993
Rock aggregate	202	102
Cement	260	242
Land lease for oil exploration	101	87
Total mineral resources revenues	8,740	10,200
Income from mineral resources	$4,047	$4,426
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended
($ in thousands)	March 31, 2016	March 31, 2015
Almonds	$985	$2,716
Pistachios	199	249
Hay and other	37	106
Total farming revenues	1,221	3,071
(Loss) income from farming	$(285)	$728

Ranch operations consists of game management and ancillary land uses such as grazing leases and filming. Within game management we operate our High Desert Hunt Club, a premier upland bird hunting club. The High Desert Hunt Club offers over 6,400 acres and 35 hunting fields. The hunting season runs from mid-October through March. Ranch operations also includes game management, which offers a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the spring and fall hunting seasons. The revenue components of the ranch operations segment were as follows:

	Three Months Ended
($ in thousands)	March 31, 2016	March 31, 2015
Game management	$310	$329
Grazing	250	387
High Desert Hunt Club	169	195
Filming and other	109	172
Total ranch operations revenues	838	1,083
(Loss) income from ranch operations	$(509)	$(510)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation or is a voting interest entity and is controlled by the Company. The Company’s investment in its unconsolidated joint ventures at March 31, 2016 was $32,155,000. The equity in the income of the unconsolidated joint ventures was $1,455,000 for the three months ended March 31, 2016. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At March 31, 2016, the Company had an equity investment balance of $17,000,000 in this joint venture.

•
Rockefeller Joint Ventures - The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At March 31, 2016, the Company’s combined equity investment balance in these three joint ventures was $15,155,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General which has now been extended to April 2022, and includes an option to extend for an additional three years. The Five West Parcel joint venture currently has an outstanding term loan with a balance of $10,585,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of March 31, 2016, had an outstanding balance of $51,325,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with Pardee Homes (owned by TRI Pointe Homes), Lewis Investment Company, and CalAtlantic Group Inc. (formerly Standard Pacific Corp) that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At March 31, 2016 the Company had a 75.92% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of March 31, 2016 and December 31, 2015 and unaudited condensed statements of operations for the three months ended March 31, 2016 and March 31, 2015 are as follows:

Statement of Operations for the three months ended March 31, 2016

	Unconsolidated					Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel LLC	18-19 West LLC	TRCC/Rock Outlet Center[1]	Total	Centennial-VIE
Revenues	$23,954	$790	$2	$2,300	$27,046	$36
Net income (loss)	$2,291	$328	$(43)	$(124)	$2,452	$(57)
Partner’s share of net income (loss)	$916	$164	$(21)	$(62)	$997	$(14)
Equity in earnings (loss)	$1,375	$164	$(22)	$(62)	$1,455	$—
1 Revenue for TRCC/Rock Outlet Center is comprised of $2.8 million in rental income less non-cash tenant allowance amortization of $0.5 million ($2.8 - $0.5 = $2.3).

Statement of Operations for the three months ended March 31, 2015

	Unconsolidated					Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel LLC	18-19 West LLC	TRCC/Rock Outlet Center[1]	Total	Centennial-VIE
Revenues	$21,861	$995	$7	$2,069	$24,932	$93
Net income (loss)	$1,934	$182	$(2)	$(201)	$1,913	$(62)
Partner’s share of net income (loss)	$774	$91	$(1)	$(101)	$763	$(16)
Equity in earnings (loss)	$1,160	$91	$(1)	$(100)	$1,150	$—
1 Revenue for TRCC/Rock Outlet Center is comprised of $2.7 million in rental income less non-cash tenant allowance amortization of $0.6 million ($2.7 - $0.6 = $2.1).

Balance Sheet Information as of March 31, 2016

	Unconsolidated					Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel LLC	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$12,782	$3,751	$5	$5,945	$22,483	$131
Real Estate	53,604	13,530	4,617	64,318	136,069	82,517
Other assets	174	324	—	18,892	19,390	4
Long-term debt	(14,707)	(10,585)	—	(51,325)	(76,617)	—
Other liabilities	(2,852)	(479)	(5)	(1,063)	(4,399)	(633)
Net assets	$49,001	$6,541	$4,617	$36,767	$96,926	$82,019
Balance Sheet Information as of December 31, 2015

	Unconsolidated					Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel LLC	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$12,013	$3,277	$23	$4,733	$20,046	$230
Real Estate	52,296	13,704	4,617	64,842	135,459	81,742
Other assets	264	297	—	19,714	20,275	9
Long-term debt	(14,973)	(10,725)	—	(51,557)	(77,255)	—
Other liabilities	(2,890)	(340)	—	(841)	(4,071)	(754)
Net assets	$46,710	$6,213	$4,640	$36,891	$94,454	$81,227
16.    RELATED PARTY TRANSACTIONS
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
We currently operate in five business segments: commercial/industrial real estate, resort/residential real estate, mineral resources, farming and ranch operations.
Activities within the commercial/industrial real estate segment include: entitling, planning, and permitting of land for development; construction of infrastructure; construction of pre-leased buildings; construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to power plant leases, communications leases, and landscape maintenance services. The primary commercial/industrial development is the Tejon Ranch Commerce Center, or TRCC. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
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
The resort/residential real estate segment is actively involved in the land entitlement and development process through wholly-owned subsidiaries and joint ventures. Our active developments within resort/residential are Mountain Village at Tejon, or MV, Centennial at Tejon, or Centennial, and Grapevine at Tejon, or Grapevine. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detail description of our active developments within resort/residential

Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement, and water sales. The farming segment produces revenues from the sale of wine grapes, almonds, pistachios, and hay.
Our ranch operations segment consist of game management revenues and ancillary land uses such as grazing leases and filming. Ranch operations is charged with the upkeep, maintenance, and security of all 270,000 acres of land. Within game management we operate High Desert Hunt Club, a premier upland bird hunting club, along with various game hunting memberships.
For the first three months of 2016 we had net income attributable to common stockholders of $1,209,000 compared to net income attributable to common stockholders of $1,617,000 for the first three months of 2015. This decrease was primarily attributable to declines in almond revenues, reduced water sales, and declining oil royalties, a result of depressed oil prices. These declines were partially offset by an increase in income from our unconsolidated joint ventures.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 14 (Business Segments) of the Notes to Unaudited Consolidated Financial Statements.
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
Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015. Please refer to that filing for a description of our critical accounting policies.
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

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$1,195,000	$1,601,000
Interest, net	(132,000)	(155,000)
Income taxes	612,000	862,000
Depreciation and amortization	1,366,000	1,098,000
EBITDA	$3,041,000	$3,406,000
Stock compensation expense	973,000	953,000
Adjusted EBITDA	$4,014,000	$4,359,000
Results of Operations
Comparison of three months ended March 31, 2016 to three months ended March 31, 2015
Total revenues for the first three months of 2016 were $12,953,000 compared to $16,633,000 for the first three months of 2015. This decrease of $3,680,000, or 22%, is primarily attributable to a decrease in farming revenues of $1,850,000. Additionally, there were declines in mineral resources revenues of $1,460,000 resulting from declines in water sales and oil royalties.
Commercial/industrial real estate segment revenues were $2,154,000 for the first three months of 2016, a decrease of $125,000, or 5%, compared to the first three months of 2015. During the first three months of 2015, we earned the remaining $209,000 in developer fees for constructing the Outlets at Tejon. We did not earn a development fee in 2016. During the first quarter of 2016, we generated additional lease revenues of $59,000 after delivering a multi-tenant building to Habit Burger and Baja Fresh, partially offsetting the decrease in developer fees.
Commercial/industrial real estate segment expenses were $1,679,000 during the first three months of 2016, an increase of $70,000, or 4%, compared to the same period in 2015. This variance is in-line with our expectations given the current business environment.
Resort/residential real estate segment expenses were $542,000 during the first three months of 2016, a decrease of $209,000, or 28%. The decrease is attributed to decreases in professional services of $39,000 and other expenses of $34,000. The remainder of the decrease is attributed to the capitalization of payroll and overhead costs that were identified to be directly related to our development projects.
Mineral resources segment revenues decreased $1,460,000, or 14%, to $8,740,000 during the first three months of 2016 compared to the same period in 2015. The $1,460,000 decrease resulted primarily from the timing of our water deliveries during the first quarter of 2016. Comparatively, we delivered 5,954 and 7,054 acre-feet of water during the three months ended March 31, 2016 and 2015, respectively. Additionally, we experienced a decrease in oil royalty revenues of $357,000 driven by declines in both the price per barrel and production volume. Production for the three months ended March 31, 2016 and 2015 was 74,950 and 134,167 barrels, respectively. The average price per barrel of oil for the three months ended March 31, 2016 and 2015 was $22 and $40, respectively. We expect no new oil drilling activity and continued slowing in production through 2016 based on current oil prices. We expect the lower oil prices will also negatively impact our 2016 royalty revenues as compared to 2015 royalty revenues. Offsetting the decrease in revenues were additional sand and rock royalties of $100,000 resulting from increased production from our lessees.
Mineral resources segment expenses decreased $1,081,000, or 19%, to $4,693,000 during the first three months of 2016 compared to the same period in 2015. This variance relates to a $1,022,000 decrease in water cost of sales resulting from the timing of water deliveries previously described.
Farming segment revenues decreased by $1,850,000, or 60%, to $1,221,000 during the first three months of 2016 compared to the same period in 2015. The $1,850,000 decrease is primarily attributed to a $1,592,000 decrease in almond revenues. Comparatively, we sold 441,000 fewer pounds of our almond carryover crop than we did for the first quarter of 2015. The decline in sales is attributed to a decline in the amount of crop we carried over from the prior year along with a decrease in average sales price. Our 2015 and 2014 carryover crop was 430,000 and 916,000 pounds, respectively. The remainder of the decrease in farming revenues is ancillary in nature. In 2015, we received non-recurring insurance proceeds of $221,000 related to our almond crop.
Farming segment expenses decreased by $837,000, or 36%, to $1,506,000 during the first three months of 2016 compared to the same period in 2015. With the decline in farming revenues during the first quarter of 2016, cost of sales followed a similar trend showing declines of $636,000, $73,000, and $65,000 for almonds, pistachios, and hay, respectively.

Ranch operations revenues were $838,000 and $1,083,000 during the three months ended March 31, 2016 and 2015, respectively. The $245,000 decrease is attributed to a $136,000 decrease in grazing lease revenues which resulted from a drought clause taking effect within our grazing leases, amidst the California drought. Other factors contributing to the decline are decreases in revenues from game management, High Desert Hunt Club, and our equestrian operations.
Ranch operations expenses were $1,347,000 and $1,593,000 during the three months ended March 31, 2016 and 2015, respectively. The $246,000 decrease is attributed to a $107,000 decrease in payroll and payroll overhead costs. The decrease is driven by the departure of several full-time employees whose positions may or may not be filled in the future depending on need. Other factors causing expenses to decrease include declines in repairs and maintenance of $55,000, fuel costs of $28,000, utilities of $18,000, and supplies of $19,000. The aforementioned costs typically fluctuate with service delivery volume within game management and High Desert Hunt Club.
Corporate general and administrative costs decreased $440,000, or 13%, to $3,003,000 during the first three months of 2016 compared to the same period in 2015. During the first three months of 2016, professional services decreased $276,000. Also contributing to the decrease in corporate general and administrative costs is a $147,000 decline in payroll costs resulting from a reduction in full-time employees. We may in the future, depending on our needs, fill these positions.
Our share of earnings from our joint ventures was $1,455,000, an increase of $305,000, or 27%, during the first three months of 2016 when compared to the same period in 2015, primarily due to a $215,000 increase in our share of earnings from our TA/Petro joint venture. The improvement in operations within the TA/Petro joint venture is driven by increased diesel and gas sales volume of 553,000 gallons and 212,000 gallons, respectively. The improvement in the volumes of fuel sales is continuing to be driven by increased traffic within TRCC as a result of expanded offerings at TRCC East such as Pieology and Starbucks, and the new Shell gas station. The TA/Petro joint venture also saw an increase in the margin on fuel sales of approximately $0.12 for the year when compared to 2015.
General Outlook
Thus far in 2016 our commercial retail activity has continued to grow as new leases have come on line with Habit Burger and Baja Fresh. For the quarter ended March 31, 2016 we had no leases that expired, nor did we have any material lease renewals. In addition, our TA/Petro joint venture completed construction of a new Shell gas station and convenience store that commenced operations during the first quarter of 2016. Lastly, we have entered into a non-binding Letter of Intent with Majestic Realty Co., a Los Angeles based commercial/industrial developer, to negotiate a joint venture operating agreement to pursue the development, construction, leasing, and management of an approximately 480,000 square foot industrial building on the Company’s property at Tejon Ranch Commerce Center-East.
The logistics operators currently located within our development have demonstrated success in serving all of California and the western region of the United States and we are building from their success in our marketing efforts. We will continue to focus our efforts for TRCC-East and TRCC-West, on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the success that the current tenants and owners within our development have experienced to capture more of the warehouse distribution market. Our strategy fits within the logistics model that many companies are using, which favors large centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. They are also demonstrating success with e-commerce fulfillment. We believe that our ability to provide fully entitled shovel-ready land parcels to support buildings of 1.0 million feet or larger can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside, and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. Through the first quarter of 2016, vacancy rates in the Inland Empire were comparable to 2015, primarily due to demand keeping pace with the development of new buildings for lease. Without the increase in new development the vacancy rate would have declined. The low vacancy rates have also led to an increase in lease rates within the Inland Empire which has translated into land prices nearing the peak levels experienced in 2007/2008. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
We expect that the commercial/industrial segment will continue to incur costs at current levels, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.

Most of the expenditures incurred within our resort/residential segment will be focused on the achievement of entitlement for Grapevine, Centennial, and tentative tract maps for MV. The tentative tract maps process is expected to be completed in late 2017.
All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. It is too early in the crop growing season to begin estimating our 2016 crop harvests. The drought continues to negatively impact farming within California with areas of limited water removing orchards and vineyards. With an increase in rain during the winter and an increase in the snowpack within the mountains of California we have seen an increase in the state water project allocation to 60%, which will generally help California farmers during 2016. For the first quarter of 2016, the operating results, for our farming segment, were not impacted by the drought due to our various water contracts and internal water sources.
Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Thus far in 2016, prices for almonds and pistachios have fallen slightly when compared to recent years. Factors contributing to falling prices include rising nut supplies, strengthening of the U.S. dollar relative to the Chinese Yuan and Indian Rupee, and reduced demand from foreign customers, namely China.
Due to the commodity nature of segments of our business, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. As a result of the current activity within the oil markets, we expect to continue to see lower prices as compared to 2015, which will continue to negatively impact us throughout 2016.
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
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2016, the Company incurred a net income tax expense of $612,000 compared to a net income tax expense of $862,000 for the three months ended March 31, 2015. These represent effective income tax rates of approximately 34% and 35% for the three months ended March 31, 2016 and, 2015, respectively. The effective tax rate for the first three months of 2016 is based on forecasted annual pre-tax income for 2016. As of March 31, 2016, we had an income tax payable of $499,000.
The Company classifies interest and penalties incurred on tax payments as income tax expenses.
Cash Flow and Liquidity
We manage our cash and marketable securities along with cash flow to allow us to pursue our strategies of land entitlement, development, farming, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core business segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, investment proceeds, short-term borrowings from our bank credit facilities, and long-term debt tied to revenue producing assets. In the past, we have also issued common stock and used the proceeds for capital investments. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, and acquire water rights to ensure adequate future water supply. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.
Our cash, cash equivalents and marketable securities totaled $34,026,000 at March 31, 2016, a decrease of $719,000, or 2%, from the corresponding amount at the end of 2015. Cash, cash equivalents and marketable securities decreased during the first three months of 2016 due to property and equipment expenditures and real estate development costs, which included infrastructure development costs, and increases in farming inventory. These decreases were partially offset by water sale proceeds and reimbursement proceeds for public infrastructure costs from the East CFD.

The following table shows our cash flow activities for the three months ended March 31:

(in thousands)	2016	2015
Operating activities	$(1,031)	$1,744
Investing activities	$(1,219)	$(1,943)
Financing activities	$1,627	$(3,767)
Operating Activities
During the first three months of 2016, our operations used $1,031,000 of cash primarily attributable to payments on current liabilities costs net of adjustments for non-cash items.
During the first three months of 2015, our operations provided $1,744,000 of cash primarily attributable to net income including adjustments for non-cash items and increases in payables.
Investing Activities
During the first three months of 2016, investing activities used $1,219,000 as a result of $5,667,000 in capital expenditures. Capital expenditures include predevelopment activities for our master plan communities which amounted to $1,128,000 for Mountain Village, $887,000 for Grapevine, and $849,000 for Centennial. At TRCC East, we spent $810,000 for infrastructure projects along with completing the multi-tenant building housing Baja Fresh and Habit Burger. Within our farming segment, we spent $685,000 replacing old machinery and equipment along with developing a new almond crop. We spent $726,000 within our mineral resources group for new wells and water turnouts. Within ranch operations we acquired $396,000 in new machinery and equipment. Lastly, within our corporate division we acquired $175,000 in software and vehicles. Outside of capital expenditures, we invested $1,222,000 in marketable securities comprised of corporate and municipal bonds. Our capital outlays were offset by reimbursements for public infrastructure costs through the East CFD of $4,162,000 and sales and maturities of marketable securities of $1,383,000.
During the first three months of 2015, investing activities used $1,943,000 of cash primarily as a result of $6,117,000 in capital expenditures during the first three months of 2015 consisting of $2,936,000 of investments in TRCC infrastructure, primarily associated with expansion of road infrastructure, utilities, and buildings on land at TRCC-East, $1,885,000 related to Grapevine for entitlement activities, $607,000 related to MV pre-development activities, and $471,000 related to Centennial for entitlement activities. The remaining capital expenditures related to ordinary capital expenditures such as IT equipment replacements and computer software. These investing activities uses were partially offset by the receipt of $4,971,000 in reimbursement proceeds for public infrastructure costs through the East CFD and a $1,100,000 distribution from our Rockefeller unconsolidated joint venture partner.
Our estimated capital investment for the remainder of 2016 will be primarily related to real estate projects. Estimated capital investment includes approximately $6,200,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We expect to possibly invest $4,300,000 for land planning and entitlement activities for the Grapevine, $980,000 for developing tentative tract maps for Mountain Village, and $6,100,000 for entitlement work for Centennial. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $3,200,000 in water assets and infrastructure. We are also planning to invest approximately $1,500,000 for farming vehicles, almond orchards, and grape vines.
Financing Activities
During the first three months of 2016, financing activities generated $1,627,000 in cash mainly due to the timing of drawdowns on the Company's line of credit. As of March 31, 2016, there was an outstanding balance of $2,000,000 on our revolving line of credit.
During the first three months of 2015, financing activities used $3,767,000 in cash mainly due to the timing of net repayments on the Company's line-of-credit. At March 31, 2015, there was an outstanding balance of $3,660,000 on our revolving line-of-credit. This use of cash was also tied to the buyback of stock at time of the vesting of stock grants for the payment of payroll taxes.

It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate operating cash flows and availability on our line of credit over the next twelve months to fund internal operations.
Capital Structure and Financial Condition
At March 31, 2016, total capitalization at book value was $405,843,000 consisting of $73,979,000 of long-term debt and $331,864,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 18.2%, which is consistent with the long-term debt-to-total-capitalization ratio at December 31, 2015.
The Company has a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility consists of a $70,000,000 term loan, or Term Loan, and a $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At March 31, 2016 the RLC had an outstanding balance of $2,000,000. As of December 31, 2015, the RLC had no outstanding balance.
The interest rate per annum applicable to the Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2016 and December 31, 2015, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The current outstanding balance is $4,153,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
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
As noted above, at March 31, 2016, we had $34,026,000 in cash and securities and had $28,000,000 available on credit lines to meet any short-term liquidity needs.

We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as entering into joint ventures and issuing common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance in the future that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2016, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	After 5 Years
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$274,581	$8,240	$16,917	$17,527	$231,897
Long-term debt	74,153	1,659	7,586	8,277	56,631
Interest on long-term debt	20,705	3,028	5,627	4,971	7,079
Revolving line of credit borrowings	2,000	2,000	—	—	—
Cash contract commitments	5,910	3,701	1,138	—	1,071
Defined Benefit Plan	2,852	94	417	508	1,833
SERP	4,711	437	1,000	980	2,294
Tejon Ranch Conservancy	4,600	800	1,600	1,600	600
Financing fees and interest	163	163	—	—	—
Total contractual obligations	$389,675	$20,122	$34,285	$33,863	$301,405
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We estimate that we will contribute approximately $450,000 to the pension plan during 2016.
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
Estimated water payments include SWP contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. In addition, in late 2013 we purchased the assignment of a contract to purchase water. The assigned water contract is with Nickel Family, LLC and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running to 2044. Please refer to Note 5 (Long-Term Water Assets) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding water assets.

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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at March 31, 2016.
At March 31, 2016, aggregate outstanding debt of unconsolidated joint ventures was $76,617,000. We provided a guarantee on $61,910,000 of this debt, relating to our joint ventures with Rockefeller. We do not provide a guarantee on the $14,973,000 of debt related to our joint venture with TA/Petro.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial or commodity market prices or rates. We are exposed to market risk in the areas of interest rates and commodity prices.
Financial Market Risks
Our exposure to financial market risks includes changes to interest rates and credit risks related to marketable securities, interest rates related to our outstanding indebtedness and, market and credit risks related to trade receivables.
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
Our current RLC has an outstanding balance of $2,000,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR, or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $70,000,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $4,153,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.

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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2016
(In thousands except percentage data)

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets:
Marketable securities	$6,889	$9,506	$13,492	$2,804	—	—	$32,691	$32,719
Weighted average interest rate	0.90%	1.19%	1.57%	1.69%	—	—	1.33%
Liabilities:
Revolving line of credit	$2,000	—	—	—	—	—	$2,000	$2,000
Weighted average interest rate	1.94%	—	—	—	—	—	1.94%
Long-term debt ($4.75M note)	$192	$266	$277	$289	$302	$2,827	$4,153	$4,153
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$561	$3,393	$3,563	$3,715	$3,881	$54,887	$70,000	$70,000
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2015
(In thousands except percentage data)

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets:
Marketable securities	$8,257	$9,068	$13,315	$2,335	—	—	$32,975	$32,815
Weighted average interest rate	1.14%	1.54%	1.89%	2.16%	—	—	1.40%
Liabilities:
Long-term debt ($4.75M note)	$255	$266	$277	$289	$302	$2,826	$4,215	$4,215
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$561	$3,393	$3,563	$3,715	$3,881	$54,887	$70,000	$70,000
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

Commodity Price Exposure
As of March 31, 2016, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2014 and 2015 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $3,570,000 of accounts receivable outstanding at March 31, 2016, $1,181,000 or 22%, is at risk to changing prices. Of the amount at risk to changing prices, $79,000 is attributable to pistachios and $1,103,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2015 was $3,529,000, or 54% of the total accounts receivable of $6,511,000.

The price estimated for recording accounts receivable for pistachios recorded at March 31, 2016 was $2.88 per pound, consistent with the price per pound at December 31, 2015. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $274. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $3.82 to $4.92. With respect to almonds, the price estimated for recording the receivable was $3.34 per pound, consistent with the price per pound at December 31, 2015. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $3,307. The range of final prices over the last three years for almonds has ranged from $1.71 to $4.24 per pound.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 12. Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements in this report.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 6, 2016.

TEJON RANCH CO.
(The Company)

/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President, Chief Financial Officer and Corporate Treasurer

/s/ Robert D. Velasquez
Robert D. Velasquez
Vice President of Finance, Chief Accounting Officer