Form 10-Q
period 2016-06-30
TEJON RANCH CO
filed 2016-08-09
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2016 was 20,733,667.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Real estate - commercial/industrial	$2,159	$1,810	$4,313	$4,089
Mineral resources	3,187	2,652	11,927	12,852
Farming	502	1,323	1,723	4,394
Ranch operations	1,001	1,215	1,839	2,298
Total revenues	6,849	7,000	19,802	23,633
Costs and Expenses:
Real estate - commercial/industrial	1,714	1,676	3,393	3,285
Real estate - resort/residential	387	576	929	1,327
Mineral resources	1,800	723	6,493	6,417
Farming	1,350	1,244	2,856	3,587
Ranch operations	1,542	1,419	2,889	3,012
Corporate expenses	3,163	2,764	6,166	6,287
Total expenses	9,956	8,402	22,726	23,915
Operating loss	(3,107)	(1,402)	(2,924)	(282)
Other Income:
Investment income	120	142	238	297
Other income	37	17	88	55
Total other income	157	159	326	352
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(2,950)	(1,243)	(2,598)	70
Equity in earnings of unconsolidated joint ventures, net	1,842	1,656	3,297	2,806
(Loss) income before income tax expense	(1,108)	413	699	2,876
Income tax (benefit) expense	(380)	36	232	898
Net (loss) income	(728)	377	467	1,978
Net loss attributable to non-controlling interest	(40)	(29)	(54)	(45)
Net (loss) income attributable to common stockholders	$(688)	$406	$521	$2,023
Net (loss) income per share attributable to common stockholders, basic	$(0.03)	$0.02	$0.03	$0.10
Net (loss) income per share attributable to common stockholders, diluted	$(0.03)	$0.02	$0.03	$0.10

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(728)	$377	$467	$1,978
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	54	(119)	242	(57)
Unrealized (loss) gain on interest rate swap	(1,031)	1,794	(3,307)	399
Other comprehensive (loss) income before taxes	(977)	1,675	(3,065)	342
Benefit (provision) from income taxes related to other comprehensive income (loss) items	342	(670)	1,072	(136)
Other comprehensive (loss) income	(635)	1,005	(1,993)	206
Comprehensive (loss) income	(1,363)	1,382	(1,526)	2,184
Comprehensive loss attributable to non-controlling interests	(40)	(29)	(54)	(45)
Comprehensive (loss) income attributable to common stockholders	$(1,323)	$1,411	$(1,472)	$2,229
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$862	$1,930
Marketable securities - available-for-sale	32,661	32,815
Accounts receivable	3,066	6,511
Inventories	9,466	3,517
Prepaid expenses and other current assets	6,261	4,120
Total current assets	52,316	48,893
Real estate and improvements - held for lease, net	23,234	21,942
Real estate development (includes $87,217 at June 30, 2016 and $84,194 at December 31, 2015, attributable to Centennial Founders, LLC, Note 15)	239,932	235,466
Property and equipment, net	45,819	44,469
Investments in unconsolidated joint ventures	33,432	30,680
Long-term water assets	43,089	43,806
Deferred tax assets	5,732	4,659
Other assets	2,444	2,004
TOTAL ASSETS	$445,998	$431,919

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$4,135	$3,252
Accrued liabilities and other	2,853	3,492
Income taxes payable	—	1,237
Deferred income	1,698	1,525
Revolving line of credit	11,000	—
Current maturities of long-term debt	2,503	815
Total current liabilities	22,189	10,321
Long-term debt, less current portion	71,417	73,223
Long-term deferred gains	3,811	3,816
Other liabilities	16,843	13,251
Total liabilities	114,260	100,611
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,725,851 at June 30, 2016 and 20,688,154 at December 31, 2015	10,363	10,344
Additional paid-in capital	218,740	216,803
Accumulated other comprehensive loss	(8,895)	(6,902)
Retained earnings	71,910	71,389
Total Tejon Ranch Co. Stockholders’ Equity	292,118	291,634
Non-controlling interest	39,620	39,674
Total equity	331,738	331,308
TOTAL LIABILITIES AND EQUITY	$445,998	$431,919
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$467	$1,978
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,810	2,431
Amortization of premium/discount of marketable securities	255	328
Equity in earnings of unconsolidated joint ventures	(3,297)	(2,806)
Non-cash retirement plan expense	483	507
Deferred income taxes	—	1
Stock compensation expense	2,131	1,900
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(4,939)	(2,830)
Current liabilities	(1,607)	124
Net cash (used in) provided by operating activities	(3,697)	1,633
Investing Activities
Maturities and sales of marketable securities	3,291	14,665
Funds invested in marketable securities	(3,151)	(12,200)
Property and equipment expenditures	(13,266)	(12,113)
Communities Facilities District and other reimbursements	4,650	4,971
Investment in unconsolidated joint ventures	(55)	—
Distribution of equity from unconsolidated joint ventures	600	1,100
Other	—	(38)
Net cash used in investing activities	(7,931)	(3,615)
Financing Activities
Borrowings of short-term debt	11,000	10,560
Repayments of short-term debt	—	(13,450)
Repayments of long-term debt	(126)	(126)
Taxes on vested stock grants	(314)	(529)
Net cash provided by (used in) financing activities	10,560	(3,545)
Decrease in cash and cash equivalents	(1,068)	(5,527)
Cash and cash equivalents at beginning of year	1,930	5,638
Cash and cash equivalents at end of period	$862	$111
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$584	$1,383
Income taxes paid	$1,350	$2,117
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2015	20,688,154	$10,344	$216,803	$(6,902)	$71,389	$291,634	$39,674	$331,308
Net income (loss)	—	—	—	—	521	521	(54)	467
Other comprehensive loss	—	—	—	(1,993)	—	(1,993)	—	(1,993)
Restricted stock issuance	53,892	27	(27)	—	—	—	—	—
Stock compensation	—	—	2,270	—	—	2,270	—	2,270
Shares withheld for taxes and tax benefit of vested shares	(16,195)	(8)	(306)	—	—	(314)	—	(314)
Balance, June 30, 2016	20,725,851	$10,363	$218,740	$(8,895)	$71,910	$292,118	$39,620	$331,738
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
The periods ending June 30, 2016 and 2015 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s June 30, 2016 and December 31, 2015 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
The Company has identified five reportable segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources; farming, and ranch operations. Information for the Company’s reported segments is presented in its consolidated statements of operations. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. We use segment profit or loss, along with equity in earnings of unconsolidated joint ventures, as the primary measure of profitability to evaluate operating performance and to allocate capital resources.
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
Ranch Operations
During the fourth quarter of 2015, the Company reclassified revenues and expenses comprised of grazing leases, game management and other ancillary services supporting the ranch, from commercial/industrial into a new segment called ranch operations. As a result, the Company reclassified prior period ranch operation revenues and expenses on the consolidated statements of income. For the six months ended June 30, 2015, revenues and expenses reclassified were $2,298,000 and $3,012,000, respectively. For the quarter ended June 30, 2015, revenues and expenses reclassified were $1,215,000 and $1,419,000, respectively.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts). The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for reporting periods beginning after December 15, 2016, and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. In July 2015, the FASB affirmed its proposal to defer the effective date by one year. The new standard will become effective for the Company beginning with the first quarter of fiscal 2018. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity, and (3) the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015. As a result of adopting this ASU, on January 1, 2016 we were not required to consolidate any legal entities that were previously unconsolidated or deconsolidate any legal entities that were previously consolidated. Therefore, upon adoption, we were not required to retrospectively adjust any prior period information or recognize a cumulative effect of the change in retained earnings as a result of the initial application of this update.
In January 2016, the FASB issued ASU 2016-01, "Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. The new guidance is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of shares outstanding:
Common stock	20,724,689	20,660,797	20,713,396	20,653,363
Common stock equivalents-stock options, grants	115,693	69,701	103,664	64,554
Diluted shares outstanding	20,840,382	20,730,498	20,817,060	20,717,917
Warrants
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of 3,000,000 warrants, or the Warrants, to purchase shares of Company common stock, par value $0.50 per share, or Common Stock, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were issued pursuant to a Warrant Agreement between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants are exercisable through August 31, 2016, subject to the Company's right to accelerate the expiration date under certain circumstances when the Warrants are in-the-money. On February 26, 2016, the Company received a notice from NYSE MKT indicating the Warrants are not in compliance with the NYSE MKT's continued listing standard due to the security's abnormally low market value of less than $0.01. Consequently, the NYSE has delisted the Warrants. Based on current stock prices, the Company expects the Warrants will expire without being exercised.

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

($ in thousands)		June 30, 2016		December 31, 2015
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$42	$41	$4,810	$4,797
with unrecognized losses for more than 12 months		—	—	239	238
with unrecognized gains		6,422	6,455	2,800	2,805
Total Certificates of deposit	Level 1	6,464	6,496	7,849	7,840
US Treasury and agency notes
with unrecognized losses for less than 12 months		—	—	860	857
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		2,032	2,043	736	738
Total US Treasury and agency notes	Level 2	2,032	2,043	1,596	1,595
Corporate notes
with unrecognized losses for less than 12 months		2,979	2,960	14,638	14,516
with unrecognized losses for more than 12 months		1,961	1,951	2,080	2,061
with unrecognized gains		15,532	15,591	3,334	3,339
Total Corporate notes	Level 2	20,472	20,502	20,052	19,916
Municipal notes
with unrecognized losses for less than 12 months		554	550	1,742	1,725
with unrecognized losses for more than 12 months		361	358	301	298
with unrecognized gains		2,696	2,712	1,435	1,441
Total Municipal notes	Level 2	3,611	3,620	3,478	3,464
		$32,579	$32,661	$32,975	$32,815
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At June 30, 2016, the fair market value of investment securities was $82,000 higher than their cost basis.
As of June 30, 2016, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected an increase in the market value of available-for-sale securities of $242,000, which includes estimated taxes of $85,000. As of June 30, 2016, the Company’s gross unrealized holding income equaled $119,000 and gross unrealized holding losses equaled $37,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2016
($ in thousands)	2016	2017	2018	2019	Total
Certificates of deposit	$1,079	$671	$4,510	$169	$6,429
U.S. Treasury and agency notes	100	1,234	579	143	2,056
Corporate notes	3,067	6,425	7,573	2,861	19,926
Municipal notes	775	940	1,605	230	3,550
	$5,021	$9,270	$14,267	$3,403	$31,961

	December 31, 2015
($ in thousands)	2016	2017	2018	2019	Total
Certificates of deposit	$2,492	$631	$4,510	169	$7,802
U.S. Treasury and agency notes	100	759	579	188	1,626
Corporate notes	4,572	6,525	6,462	1,881	19,440
Municipal notes	995	940	1,455	—	3,390
	$8,159	$8,855	$13,006	$2,238	$32,258
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     REAL ESTATE

($ in thousands)	June 30, 2016	December 31, 2015
Real estate development
Mountain Village	$123,538	$120,954
Centennial	87,217	84,194
Grapevine	20,669	18,285
Tejon Ranch Commerce Center	8,508	12,033
Real estate development	239,932	235,466

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	21,263	19,783
Rancho Santa Fe and Other	4,242	4,242
Real estate and improvements - held for lease	25,505	24,025
Less accumulated depreciation	(2,271)	(2,083)
Real estate and improvements - held for lease, net	$23,234	$21,942
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

We also purchase water for future use or sale. In 2008 we purchased 8,393 acre feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District, or TLBWSD, and the Dudley-Ridge Water District, or DRWD, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and now have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. Purchase costs in 2016 were $695 per acre-foot. For future years, the purchase cost is subject to annual increases based on the greater of the consumer price index and 3%.
The water purchased under the contract with Nickel is expected to be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses.
On August 6, 2015, Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, beginning on January 1, 2016, PEF may purchase from Ranchcorp up to 2,000 acre feet of water and, from January 1, 2017 through July 31, 2030, with an option to extend the term, PEF may purchase from Ranchcorp up to 3,500 acre feet of water per year. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement is $1,025 per acre foot of annual water, subject to 3% annual increases commencing January 1, 2017. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
During the first six months ended June 30, 2016, we sold 7,285 acre feet of water totaling $9,601,000 with a cost of $5,925,000, which was recorded in the mineral resources segment on the unaudited consolidated statements of operations.
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

(in acre-feet, unaudited)	June 30, 2016	December 31, 2015
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	17,287	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	32,682	24,095
Transferable water*	9,061	14,786
Water Contracts	10,137	10,137
Total purchased water - third parties	51,880	49,018
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	33,390	34,496
Total purchased and contracted water sources in acre feet	106,566	104,810
*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 13,592 (9,061 x 1.5) acre feet.

($ in thousands)	June 30, 2016	December 31, 2015
Banked water and water for future delivery	$4,778	$4,779
Transferable water	9,076	9,117
Water contracts	30,586	31,261
Total long-term water assets	44,440	45,157
less: Current portion	(1,351)	(1,351)
	$43,089	$43,806
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	June 30, 2016	December 31, 2015
Accrued vacation	$821	$801
Accrued paid personal leave	556	585
Accrued bonus	1,041	1,549
Other	435	557
	$2,853	$3,492
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	June 30, 2016	December 31, 2015
Revolving line of credit	$11,000	$—
Term Note	70,000	70,000
Promissory note	4,089	4,215
Total short-term and long-term debt	85,089	74,215
Less: line-of-credit and current maturities of long-term debt	(13,503)	(815)
Less: deferred loan costs	(169)	(177)
Long-term debt, less current portion	$71,417	$73,223
On October 13, 2014, the Company, through its wholly-owned subsidiary Ranchcorp, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amended and restated the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility added a $70,000,000 Term Note, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Note were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of June 30, 2016 and December 31, 2015, the RLC had an outstanding balance of $11,000,000 and $0, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The interest rate per annum applicable to the Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Note requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Note at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.

The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2016 and December 31, 2015, we were in compliance with all financial covenants.
During the third quarter of 2013, we entered into a promissory note agreement with CMFG Life Insurance Company, to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $4,089,000. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	June 30, 2016	December 31, 2015
Pension liability (See Note 13)	$2,413	$2,263
Interest rate swap liability (See Note 10)	6,212	2,905
Supplemental executive retirement plan liability (See Note 13)	8,049	7,999
Other	169	84
Total	$16,843	$13,251
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.
9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with service condition vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals, or Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones, or Performance Milestone Grants. The Company has also granted performance share grants that contain both performance-based and market-based conditions. Compensation cost for these awards is recognized based on either the achievement of the performance-based conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions results in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.
The following is a summary of the Company's performance share grants with performance conditions for the six months ended June 30, 2016:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	205,712
Target performance	377,385
Maximum performance	569,972

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	June 30, 2016	December 31, 2015
Stock grants outstanding beginning of the year at target achievement	272,353	237,045
New stock grants/additional shares due to maximum achievement	245,781	114,221
Vested grants	(36,028)	(52,436)
Expired/forfeited grants	(524)	(26,477)
Stock grants outstanding June 30, 2016 at target achievement	481,582	272,353
The unamortized costs associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of June 30, 2016 were $4,791,546 and 17 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's Employee 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee Plan:	2016	2015
Expensed	$1,768	$1,488
Capitalized	139	68
	1,907	1,556
NDSI Plan - Expensed	363	412
Total Stock Compensation Costs	$2,270	$1,968
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 7 (Line of Credit and Long-Term Debt) The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended June 30, 2016, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of June 30, 2016, the fair value of our interest rate swap agreement aggregating a liability balance was classified in other liabilities.

We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of June 30, 2016 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$(6,212)	$70,000
11.     INCOME TAXES
For the six months ended June 30, 2016, the Company's income tax expense was $232,000 compared to an income tax expense of $898,000 for the six months ended June 30, 2015. These represent effective income tax rates of approximately 33% and 31% for the six months ended June 30, 2016 and, 2015, respectively. As of June 30, 2016, we did not have income taxes payable.
The Company classifies interest and penalties incurred on tax payments as income tax expense. During the six months ended June 30, 2016, the Company made $1,350,000 of income tax payments for the 2015 tax year.
12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments in 2016 of approximately $8,240,000, of which $8,219,000 was paid through the second quarter with the remainder to be paid throughout the remainder of the year. These estimated water contract payments consist of SWP, contracts with WRMWDS, TCWD, TLBWSD, DRWD and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs to 2044, with an option to extend an additional 35 years. The TLBWSD and DRWD SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. As discussed in Note 5 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract.
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

The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. As of June 30, 2016, there were no additional improvement funds remaining from the West CFD bonds. During the first quarter of 2016, the East CFD reimbursed the Company approximately $4,162,000 for public infrastructure. After this payment, there is $13,923,000 in funds remaining in the East CFD improvement fund. There were no reimbursement payments made to the Company during the second quarter of 2016. During 2015, the Company paid approximately $963,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple-net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by new owners of land and new lease tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not currently required to recognize an obligation.
In July 2014, the Company received a copy of a Notice of Intent to Sue, or Notice, dated July 17, 2014 indicating that the Center for Biological Diversity, the Wishtoyo Foundation and Dee Dominguez intend to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, under the federal Endangered Species Act challenging USFWS's approval of Ranchcorp's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, or ITP, to Ranchcorp for the take of federally listed species. The foregoing approvals authorize, among other things, removal of California condor habitat associated with Ranchcorp's potential future development of MV. No lawsuit has been filed at this time. It is not possible to predict whether any lawsuit will actually be filed or whether the Company or Ranchcorp will incur any damages from such a lawsuit.
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
The Company is not aware of any failure by Lafarge or National to comply with directives of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising out of their use of the leased premises. The Company believes that the matters described above are included within the scope of the National or Lafarge indemnity obligations. If the Company is required to perform the work at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material and there is no reasonable likelihood of continuing risk from this matter.
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
On November 24, 2014, the court issued a writ of mandate that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions, including those described in an interim operating plan negotiated between the KWBA and Rosedale. The writ of mandate, as revised by the court, requires DWR to certify the revised EIR and file the return to the writ of mandate by September 28, 2016. DWR is proceeding to prepare the revised EIR. We are uncertain as to whether in the future the writ of mandate or the revised EIR could result in some curtailment in KWBA operations. To the extent there may be an adverse outcome on the claims, the monetary value cannot be estimated at this time.
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
Proceedings Incidental to Business
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

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At June 30, 2016, the investment mix was approximately 60% equity, 36% debt, and 4% money market funds. At December 31, 2015, the investment mix was approximately 61% equity, 33% debt and 6% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 4.6% in 2016 and 2015. The expected long-term rate of return on plan assets is 7.5% in 2016 and 2015. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2016	2015
Cost components:
Service cost-benefits earned during the period	$(111)	$(133)
Interest cost on projected benefit obligation	(203)	(233)
Expected return on plan assets	258	308
Net amortization and deferral	(92)	(141)
Total net periodic pension cost	$(148)	$(199)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2016	2015
Cost components:
Interest cost on projected benefit obligation	(161)	(139)
Net amortization and deferral	(172)	(168)
Total net periodic pension cost	$(333)	$(307)
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
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Pastoria Energy Facility Lease	$860	$894	$1,731	$1,792
Commercial leases	912	717	1,806	1,401
Communication leases	198	187	394	392
Landscaping and other	189	12	382	504
Commercial/industrial revenues	2,159	1,810	4,313	4,089
Equity in earnings from unconsolidated joint ventures	1,842	1,656	3,297	2,806
Total commercial/industrial revenues and equity in earnings from unconsolidated joint ventures	4,001	3,466	7,610	6,895
Net income from commercial/industrial and unconsolidated joint ventures	$2,287	$1,790	$4,217	$3,610

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $929,000 and $1,327,000 for the six months ended June 30, 2016 and 2015, respectively. The segment produced losses of $387,000 and $576,000 for the quarters ended June 30, 2016 and 2015, respectively.
The mineral resources segment receives oil and mineral royalties in addition to periodic reimbursable costs from lessors. The segment also generates revenues through water sales. The revenue components of the mineral resources segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Oil and gas	$383	$917	$769	$1,693
Water sales	1,810	1,172	9,601	10,165
Rock aggregate	305	245	507	347
Cement	369	301	629	543
Land lease for oil exploration	25	17	126	104
Reimbursable costs	295	—	295	—
Total mineral resources revenues	3,187	2,652	11,927	12,852
Income from mineral resources	$1,387	$1,929	$5,434	$6,435
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Almonds	$359	$663	$1,344	$3,379
Pistachios	59	514	258	763
Hay and other	84	146	121	252
Total farming revenues	502	1,323	1,723	4,394
(Loss) income from farming	$(848)	$79	$(1,133)	$807

Ranch operations consists of game management, ranch and property maintenance, and ancillary land uses such as grazing leases and filming. Within game management, we offer a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. The revenue components of the ranch operations segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Game management	$373	$593	$852	$1,117
Grazing	523	524	773	911
Filming and other	105	98	214	270
Total ranch operations revenues	1,001	1,215	1,839	2,298
(Loss) income from ranch operations	$(541)	$(204)	$(1,050)	$(714)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation or is a voting interest entity and is controlled by the Company. The Company’s investment in its unconsolidated joint ventures at June 30, 2016 was $33,432,000. The equity in earnings of unconsolidated joint ventures was $1,842,000 and $3,297,000 for the three and six months ended June 30, 2016, respectively. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At June 30, 2016, the Company had an equity investment balance of $18,703,000 in this joint venture.

•
Rockefeller Joint Ventures - The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At June 30, 2016, the Company’s combined equity investment balance in these three joint ventures was $14,729,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General which has now been extended to April 2022, and includes an option to extend for an additional three years. For operating revenue, please see the following table. The Five West Parcel joint venture currently has an outstanding term loan with a balance of $10,520,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of June 30, 2016, had an outstanding balance of $51,339,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with TRI Pointe Homes (formerly Pardee Homes), Lewis Investment Company, and CalAtlantic Group Inc. (formerly Standard Pacific Corp.) that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At June 30, 2016 the Company had a 76.32% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of June 30, 2016 and December 31, 2015 and unaudited condensed statements of operations for the six months ended June 30, 2016 and 2015 are as follows:
Statement of Operations for the six months ended June 30, 2016

	Unconsolidated					Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel LLC	18-19 West LLC	TRCC/Rock Outlet Center[1]	Total	Centennial-VIE
Revenues	48,052	1,484	4	4,755	54,295	72
Net income (loss)	$5,129	$549	$(72)	$(37)	$5,569	$(225)
Partner’s share of net income (loss)	$2,052	$274	$(36)	$(18)	$2,272	$(54)
Equity in earnings (loss)	$3,077	$275	$(36)	$(19)	$3,297	$—
1 Revenue for TRCC/Rock Outlet Center is comprised of $5.8 million in rental income less non-cash tenant allowance amortization of $1.0 million ($5.8 - $1.0 = $4.8).
Statement of Operations for the six months ended June 30, 2015

	Unconsolidated					Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel LLC	18-19 West LLC	TRCC/Rock Outlet Center[1]	Total	Centennial-VIE
Revenues	$55,180	$1,856	$13	$4,305	$61,354	$205
Net income (loss)	$4,583	$472	$(59)	$(301)	$4,695	$(175)
Partner’s share of net income (loss)	$1,833	$236	$(30)	$(150)	$1,889	$(45)
Equity in earnings (loss)	$2,751	$236	$(30)	$(151)	$2,806	$—
1 Revenue for TRCC/Rock Outlet Center is comprised of $5.4 million in rental income less non-cash tenant allowance amortization of $1.1 million ($5.4 - $1.1 = $4.3).

Balance Sheet Information as of June 30, 2016

	Unconsolidated					Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel LLC	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$14,433	$2,533	$61	$6,913	$23,940	$46
Real Estate	54,763	13,358	4,617	63,826	136,564	84,284
Other assets	170	313	—	18,387	18,870	5
Long-term debt	(14,500)	(10,520)	—	(51,339)	(76,359)	—
Other liabilities	(3,027)	(122)	—	(934)	(4,083)	(1,483)
Net assets	$51,839	$5,562	$4,678	$36,853	$98,932	$82,852
Balance Sheet Information as of December 31, 2015

	Unconsolidated					Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Five West Parcel LLC	18-19 West LLC	TRCC/Rock Outlet Center	Total	Centennial-VIE
Current assets	$12,013	$3,277	$23	$4,733	$20,046	$230
Real Estate	52,296	13,704	4,617	64,842	135,459	81,742
Other assets	264	297	—	19,714	20,275	9
Long-term debt	(14,973)	(10,725)	—	(51,557)	(77,255)	—
Other liabilities	(2,890)	(340)	—	(841)	(4,071)	(754)
Net assets	$46,710	$6,213	$4,640	$36,891	$94,454	$81,227

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
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale residential and mixed use real estate communities to serve the growing populations of Southern and Central California.   We are currently engaged in commercial sales and leasing at our fully operational commercial/industrial center.  All of these efforts are supported by diverse revenue streams generated from other operations, including farming, mineral resources, ranch operations and our various joint ventures.
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
We are also involved in multiple joint ventures with several partners. Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in three joint ventures with Rockefeller Development Group which includes the following: Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased, 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West, and TRCC/Rock Outlet Center LLC that operates the Outlets at Tejon. The joint ventures help us to expand our commercial/industrial business activities within TRCC.

The resort/residential real estate segment is actively involved in the land entitlement and development process through wholly-owned subsidiaries and joint ventures. Our active developments within resort/residential are Mountain Village at Tejon, or MV, Centennial at Tejon, or Centennial, and Grapevine at Tejon, or Grapevine. The resort/residential real estate segment has generated no revenues since the Company purchased its joint venture partner's interest in the MV joint venture in 2014. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed description of our active developments within resort/residential
Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement, and water sales.
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
For the first six months of 2016 we had net income attributable to common stockholders of $521,000 compared to net income attributable to common stockholders of $2,023,000 for the first six months of 2015. This decrease was primarily attributable to declines in almond revenues, a result of reduced inventory carryover from the 2015 harvest, and declining oil royalties, a result of depressed oil prices and lower production volumes. These declines were partially offset by an increase in income from our unconsolidated joint ventures.
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

Non-GAAP Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance and liquidity. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, and stock compensation expense. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Net (loss) income	$(728)	$377	$467	$1,978
Interest, net	(134)	(157)	(266)	(312)
Income tax (benefit) expense	(380)	36	232	898
Depreciation and amortization	1,444	1,333	2,810	2,431
EBITDA	$202	$1,589	$3,243	$4,995
Stock compensation expense	1,158	947	2,131	1,900
Adjusted EBITDA	$1,360	$2,536	$5,374	$6,895
Results of Operations
Comparison of six months ended June 30, 2016 to six months ended June 30, 2015
Total revenues for the first six months of 2016 were $19,802,000 compared to $23,633,000 for the first six months of 2015. This decrease of $3,831,000, or 16%, is primarily attributable to a decline in farming revenues of $2,671,000. Additionally, there were declines in mineral resources revenues of $925,000 resulting from reduced water sales and oil royalties.
Commercial/industrial real estate segment revenues were $4,313,000 for the first six months of 2016, an increase of $224,000, or 5%, compared to the first six months of 2015. Leasing activity is driving our commercial revenue growth. Most notably, we generated $129,000 in additional leasing revenues after delivering a multi-tenant building to Habit Burger and Baja Fresh in the first quarter of 2016. Additionally, we recognized $56,000 in additional leasing revenue from Pieology which was placed into service during the second quarter of 2015. Following the growth of TRCC East, landscaping revenues increased $93,000. We recognized $280,000 in additional revenues from tenant common area maintenance charges resulting from the timing of the charges. Lastly, we experienced a $75,000 increase in reimbursable costs from the Outlets at Tejon. Offsetting the increases in revenues is a $214,000 decrease in developer fees earned due to the completion of construction in 2015 of the Outlets at Tejon.
Commercial/industrial real estate segment expenses were $3,393,000 during the first six months of 2016, an increase of $108,000, or 3%, compared to the same period in 2015. This variance is in-line with our expectations given the current business environment.
Resort/residential real estate segment expenses were $929,000 during the first six months of 2016, a decrease of $398,000, or 30%. The decrease is attributed to additional capitalization of payroll and overhead costs of $404,000 that were identified to be directly related to our master plan development projects.

Mineral resources segment revenues were $11,927,000 for the first six months of 2016, a decrease of $925,000, or 7%, compared to the same period in 2015. The $925,000 decrease resulted from a decrease in oil royalty revenues of $924,000 driven by declines in both the price per barrel and production volume. Production for the six months ended June 30, 2016 and 2015 was 151,163 and 246,277 barrels, respectively. The average price per barrel of oil for the six months ended June 30, 2016 and 2015 was $35 and $51, respectively. We expect no new oil drilling activity and continued slowing in production through 2016 based on current oil prices. We expect the lower oil prices will also negatively impact our full year 2016 royalty revenues as compared to 2015 royalty revenues. Water sales volumes decreased from 7,922 acre feet in 2015 to 7,285 in 2016 resulting in a revenue decrease of $564,000. Offsetting the decreases were increases in recoverable costs, rock aggregate royalties and cement royalties of $295,000, $160,000 and $86,000, respectively.
Mineral resources segment expenses were $6,493,000 for the first six months of 2016, an increase of $76,000, or 1%, compared to the same period in 2015. This variance is largely due to a higher cost of sales per acre-foot of water being offset by the reduced volume of water sold in 2016.
Farming segment revenues were $1,723,000 for the first six months of 2016, a decrease of $2,671,000, or 61%, compared to the same period in 2015. The $2,671,000 decrease is primarily attributed to a $2,035,000 decrease in almond revenues. During the first six months of 2016, we sold 452,000 fewer pounds. The decline in sales is attributed to a decline in the amount of crop we carried over from the prior year. Our 2015 and 2014 carryover crops were 430,000 and 916,000 pounds, respectively. The reduced carryover crop resulted from us taking advantage of higher crop prices by selling more of the crop during 2015. The remainder of the decline resulted from a $505,000 decrease in pistachio revenues primarily as a result of the mild winter of 2015, which had an adverse effect whereby 90% of our pistachio crop yielded blanks. Comparatively, our 2015 and 2014 pistachio carryover crops were 9,500 and 287,000 pounds, respectively.
Farming segment expenses were $2,856,000 for the first six months of 2016, a decrease of $731,000, or 20%, compared to the same period in 2015. With the decline in farming revenues during the first quarter of 2016, cost of sales followed a similar trend showing declines of $611,000 and $141,000 for almonds and pistachios, respectively.
Ranch operations revenues were $1,839,000 for the first six months of 2016, a decrease of $459,000, or 20%, compared to the same period in 2015. The decrease is attributed to a $248,000 decrease in game management revenues. Also contributing to the decrease is a drought clause taking effect within our grazing leases, amidst the California drought, of $138,000.
Ranch operations expenses were $2,889,000 for the first six months of 2016, a decrease of $123,000, or 4%, compared to the same period in 2015. This variance is in-line with our expectations given the activity volume within Ranch Operations. The decrease resulted from declines in staffing costs, professional services, and supply costs of $40,000, $23,000, and $65,000, respectively.
Corporate general and administrative costs decreased $121,000, or 2%, to $6,166,000 during the first six months of 2016 compared to the same period in 2015. During the first six months of 2016, payroll expense decreased $254,000 resulting from a reduction in full-time employees. We may in the future, depending on our needs, fill these positions. The decrease in payroll was offset by an increase in stock compensation resulting from meeting performance milestones associated with our Centennial and MV master plan development projects.
Our share of earnings from our joint ventures was $3,297,000, an increase of $491,000, or 17%, during the first six months of 2016 when compared to the same period in 2015, primarily due to a $326,000 increase in our share of earnings from our TA/Petro joint venture. The improvement in operations within the TA/Petro joint venture is driven by increased diesel and gas sales volume of 1,040,000 gallons and 337,000 gallons, respectively. The improvement in the volume of fuel sales is continuing to be driven by increased traffic within TRCC as a result of expanded offerings at TRCC East such as Pieology and Starbucks, and the new Shell gas station. Fuel margins for the TA/Petro joint venture were 20% and 14% as of June 30, 2016 and 2015, respectively, improving net income. The remainder of the increase is attributed to improved operating results from the Outlets at Tejon.
Comparison of three months ended June 30, 2016 to three months ended June 30, 2015
Total revenues for the quarter ended June 30, 2016 were $6,849,000 compared to $7,000,000 for the quarter ended June 30, 2015. This decrease of $151,000, or 2%, is primarily attributable to declines in farming and ranch operations revenues offset by increases in mineral resource and commercial revenues.
Commercial/industrial real estate segment revenues were $2,159,000 for the quarter ended June 30, 2016, an increase of $349,000, or 19%, compared to the same period in 2015. Leasing activity is driving our commercial revenue growth. Most notably, we generated $71,000 in additional leasing revenues during the second quarter after delivering a multi-tenant building to Habit Burger and Baja Fresh during the first quarter of 2016. Landscaping revenues increased $35,000 following the growth of TRCC East. We recognized $136,000 in additional revenues from tenant common area maintenance charges resulting from the timing of the charges.

Commercial/industrial real estate segment expenses were $1,714,000 during the quarter ended June 30, 2016, an increase of $38,000, or 2%, compared to the same period in 2015. This variance is in-line with our expectations given the current business environment.
Resort/residential real estate segment expenses were $387,000 during the quarter ended June 30, 2016, a decrease of $189,000, or 33%. The decrease is attributed to additional capitalization of payroll and overhead costs of $136,000 that were identified to be directly related to our development projects.
Mineral resources segment revenues were $3,187,000 for the quarter ended June 30, 2016, an increase of $535,000, or 20%, compared to the same period in 2015. Approximately $638,000 of the increase resulted from the timing of when we completed our 2016 water sales. During the quarters ended June 30, 2016 and 2015, we delivered 1,331 acre feet and 868 acre feet of water, respectively. The sales price was $1,355 per acre-foot and $1,350 per acre-foot during the quarters ended June 30, 2016 and 2015, respectively. In addition, recoverable costs, rock aggregate royalties and cement royalties increased by $295,000, $60,000 and $68,000, respectively. The increases were offset by declines in oil royalties of $534,000.
Mineral resources segment expenses were $1,800,000 for the quarter ended June 30, 2016, an increase of $1,077,000, or 149%, compared to the same period in 2015. The increase is attributed to an $834,000 increase in the cost of water sales. In comparison, we sold Nickel Water during the second quarter of 2016 while for the same period in 2015 we sold water from Dudley Ridge and Tulare Lake Basin. Given the nature of those water contracts, the cost basis, inclusive of water transmission charges, of Nickel Water and water from Dudley Ridge and Tulare Lake Basin, is $778 per acre-foot and $302 per acre-foot, respectively. The price of Nickel Water contractually increases 3% each year. All other increases within the segment are attributed to increases in professional services, property taxes, and payroll costs.
Farming segment revenues were $502,000 for the quarter ended June 30, 2016, a decrease of $821,000, or 62%, compared to the same period in 2015. The $821,000 decrease is primarily attributed to a $304,000 decrease in almond revenues for reasons discussed above. Pistachio revenues decreased $455,000 primarily a result of reduced 2015 production which reduced carry forward inventory levels in 2016 and the timing of the sale of inventory in 2015. During 2015, the majority of the prior year carry forward inventory was sold during the second quarter of 2015. Our carryover pistachio crop was 9,500 and 305,000 pounds at the beginning of 2016 and 2015, respectively.
Farming segment expenses were $1,350,000 for the quarter ended June 30, 2016, an increase of $106,000, or 9%, compared to the same period in 2015. Farming expenses increased as a result of the following: depreciation expense increased $14,000 as a result of capital expenditures made in 2016 and 2015, stock compensation increased $34,000, and workers compensation costs increased $23,000.
Ranch operations revenues were $1,001,000 for the quarter ended June 30, 2016, a decrease of $214,000, or 18%, compared to the same period in 2015. The decrease is attributed to a $228,000 decline in game management revenues. Specifically, we experienced a decrease in hunting activities in both hunts and memberships during the first six months of 2016, when compared to 2015. This is driven by two factors: First, the recent drought has had an adverse impact on our pig population, limiting the number of hunts; second, our hunting memberships are partially driven by members of Kern County operating in the oil and gas industry, slumping oil prices have had an adverse impact on discretionary income which translated to fewer memberships.
Ranch operations expenses were $1,542,000 for the quarter ended June 30, 2016, an increase of $123,000, or 9%, compared to the same period in 2015. This variance resulted from a $62,000 increase in payroll overhead charges and a $62,000 increase in repairs and maintenance on our equestrian center.
Corporate general and administrative costs were $3,163,000 for the quarter ended June 30, 2016, an increase of $399,000, or 14%, compared to the same period in 2015. During the quarter ended June 30, 2016, stock compensation increased $186,000 as a result of meeting development milestones discussed above. Also during the quarter, professional services increased by $256,000 resulting from increased legal costs along with increases in information security costs.
Our share of earnings from our joint ventures was $1,842,000, an increase of $186,000, or 11%, during the quarter ended June 30, 2016 when compared to the same period in 2015, primarily due to an $111,000 increase in our share of earnings from our TA/Petro joint venture. The improvement in operations within the TA/Petro joint venture is driven by increased diesel and gas volumes of 208,000 gallons and 94,000, respectively. Fuel margins for the TA/Petro joint venture were 16% and 14% for the quarter ended June 30, 2016 and 2015, respectively. The remainder of the increase is attributed to improved operating results from the Outlets at Tejon.
General Outlook
Thus far in 2016 our commercial retail activity has continued to grow as new leases have come on line with Habit Burger and Baja Fresh. For the six-months ended June 30, 2016 we had no leases that expired, nor did we have any material lease renewals. In addition, our TA/Petro joint venture completed construction of a new Shell gas station and convenience store that commenced operations during the first quarter of 2016.

We also have entered into a non-binding Letter of Intent with Majestic Realty Co., a Los Angeles based commercial/industrial developer to negotiate a joint venture operating agreement to pursue the development, construction, leasing, and management of an approximately 480,000 square foot industrial building on the Company’s property at Tejon Ranch Commerce Center-East. Concurrent with finalizing the joint venture agreement, we are also moving forward with planning and designing the 480,000 square foot industrial building with Majestic. In addition, on August 6, 2016, we entered into a limited liability company agreement with Majestic Realty Co. for the purchase of, ownership of, and management of a fully-leased, 651,909 square foot industrial building located at Tejon Ranch Commerce Center. For a further discussion, please refer Item 5. Other Information. We will have a 50% interest in each of the aforementioned joint ventures with Majestic Realty Co.
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
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside, and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. Through the first six months of 2016, vacancy rates in the Inland Empire were comparable to 2015, primarily due to demand keeping pace with the development of new buildings for lease. Without the increase in new development the vacancy rate would have declined. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
We expect that the commercial/industrial segment will continue to incur costs at current levels, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.
Most of the expenditures and capital investment incurred within our resort/residential segment will be focused on the achievement of entitlement for Grapevine, Centennial, and tentative tract maps for MV. The tentative tract maps process is expected to be completed in late 2017.
All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. It is still too early to have an accurate estimate as to the 2016 crops, but production in almonds and grapes appear to be comparable to 2015 and production in pistachios appear to be comparable to an off production year, which will be an improvement over 2015.
Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Thus far in 2016, prices for almonds and pistachios have declined in comparison to recent years. Factors contributing to falling prices include rising nut supplies and reduced demand from foreign customers, namely China and India.
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
Income Taxes
For the six months ended June 30, 2016, the Company incurred a net income tax expense of $232,000 compared to a net income tax expense of $898,000 for the six months ended 2015. These represent effective income tax rates of approximately 33% and 31% for the six months ended 2016 and, 2015, respectively. As of June 30, 2016, we did not have income taxes payable. The Company classifies interest and penalties incurred on tax payments as income tax expenses.
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
Our cash, cash equivalents and marketable securities totaled $33,523,000 at June 30, 2016, a decrease of $1,222,000, or 4%, from December 31, 2015. Cash, cash equivalents and marketable securities decreased during the first six months of June 30, 2016 due to property and equipment expenditures and real estate investments, which included infrastructure development costs, and increases in farming inventory. These decreases were partially offset by water sale proceeds, reimbursement proceeds for public infrastructure costs from the East CFD, and use of our revolving line of credit.
The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2016	2015
Operating activities	$(3,697)	$1,633
Investing activities	$(7,931)	$(3,615)
Financing activities	$10,560	$(3,545)
Operating Activities
During the first six months of 2016, our operations used $3,697,000 of cash primarily attributable to farm inventory crop costs, and payments on current liabilities.
During the first six months of 2015, our operations provided $1,633,000 of cash primarily attributable to net income partially offset by increases in farming receivables.
Investing Activities
During the first six months of 2016, investing activities used $7,931,000 as a result of $13,266,000 in capital expenditures. Capital expenditures include predevelopment activities for our master plan communities which amounted to $2,462,000 for MV, $2,476,000 for Grapevine, and $2,312,000 for Centennial. At TRCC East, we spent $2,618,000 for infrastructure projects along with completing the multi-tenant building housing Baja Fresh and Habit Burger. Within our farming segment, we spent $1,344,000 replacing old machinery and equipment along with developing a new almond crop. We spent $1,569,000 within our mineral resources group for new wells and water turnouts. Within ranch operations we acquired $393,000 in new machinery and equipment. Our capital outlays were offset by reimbursements for public infrastructure costs through the East CFD and other reimbursements of $4,650,000.
During the first six months of 2015, investing activities used $3,615,000 of cash primarily as a result of $12,113,000 in capital expenditures consisting of $3,893,000 of investments in TRCC infrastructure, primarily associated with expansion of road infrastructure, utilities, and buildings on land at TRCC-East, $2,397,000 related to Grapevine for entitlement activities, $2,877,000 related to MV pre-development activities, $1,455,000 related to farming primarily related to a water pipeline project, and $1,389,000 related to Centennial for entitlement activities. The remaining capital expenditures related to ordinary capital expenditures such as IT equipment replacements and computer software. These expenditures were partially offset by net proceeds of $2,465,000 from the sale and maturity of marketable securities, reimbursements of $4,971,000 for public infrastructure costs through the East CFD, and distributions of $1,100,000 from our Rockefeller unconsolidated joint venture partner.
Our estimated capital investment for the remainder of 2016 will be primarily related to real estate projects. Estimated capital investment includes approximately $2,900,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We expect to possibly invest $2,700,000 for land planning and entitlement activities for the Grapevine, $720,000 for developing tentative tract maps for MV, and $3,900,000 for entitlement work for Centennial. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $1,400,000 in water assets and infrastructure. We are also planning to invest approximately $650,000 for farming equipment, almond orchards, and grape vines.
Financing Activities
During the first six months of 2016, financing activities provided $10,560,000 in cash mainly due to the timing of drawdowns on the Company's line of credit. As of June 30, 2016, there was an outstanding balance of $11,000,000 on our revolving line of credit. The use of our line of credit primarily reflects the cyclical nature of our farming segment as inventory costs build as we move into the second half of the year and the harvest season begins.
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
Capital Structure and Financial Condition
At June 30, 2016, total capitalization at book value was $405,658,000 consisting of $73,920,000 of long-term debt and $331,738,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 18.2%, which is similar to the long-term debt-to-total-capitalization ratio at December 31, 2015.
The Company has a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility consists of a $70,000,000 term note, or Term Note, and a $30,000,000 revolving line of credit, or RLC. Funds from the Term Note were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At June 30, 2016 the RLC had an outstanding balance of $11,000,000. As of December 31, 2015, the RLC had no outstanding balance.
The interest rate per annum applicable to the Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Note requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Note at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2016 and December 31, 2015, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with CMFG Life Insurance Company, to pay principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments of $102,700 ending on September 1, 2028. The current outstanding balance is $4,089,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During April 2016, we filed a shelf registration statement on Form S-3 that went effective in May 2016. Under the shelf registration statement, we may offer and sell in the future one or more offerings, consisting of common stock, preferred stock, debt securities, warrants or any combination of the foregoing. At this time, we do not expect a change in the mix of our capital funding sources.
As noted above, at June 30, 2016, we had $33,523,000 in cash and securities and had $19,000,000 available on our RLC to meet any short-term liquidity needs.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2016, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$271,881	$8,240	$16,917	$17,527	$229,197
Long-term debt	74,089	2,503	7,672	8,367	55,547
Interest on long-term debt	19,942	3,003	5,548	4,885	6,506
Revolving line of credit borrowings	11,000	11,000	—	—	—
Cash contract commitments	4,718	2,509	1,138	—	1,071
Defined Benefit Plan	2,834	94	417	508	1,815
SERP	4,601	437	1,000	980	2,184
Tejon Ranch Conservancy	4,400	800	1,600	1,600	400
Financing fees and interest	163	163	—	—	—
Total contractual obligations	$393,628	$28,749	$34,292	$33,867	$296,720
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

As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We estimate that we will contribute approximately $450,000 to the defined benefit plan during 2016.
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
Estimated water payments include SWP contracts with WRMWDS, TCWD, TLBWSD, and DRWD. These contracts for the supply of future water run through 2035. In addition, in late 2013 we purchased the assignment of a contract to purchase water. The assigned water contract is with Nickel Family, LLC and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running to 2044. Please refer to Note 5 (Long-Term Water Assets) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding water assets.
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at June 30, 2016.
At June 30, 2016, aggregate outstanding debt of unconsolidated joint ventures was $76,359,000. We provided a guarantee on $61,859,000 of this debt, relating to our joint ventures with Rockefeller. We do not provide a guarantee on the $14,500,000 of debt related to our joint venture with TA/Petro.
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
Our current RLC has an outstanding balance of $11,000,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR, or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $70,000,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $4,089,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2016
(In thousands except percentage data)

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets:
Marketable securities	$5,050	$9,407	$14,575	$3,547	—	—	32,579	$32,661
Weighted average interest rate	1.21%	1.30%	1.60%	1.77%	—	—	1.47%
Liabilities:
Revolving line of credit	$11,000	—	—	—	—	—	$11,000	$11,000
Weighted average interest rate	1.95%	—	—	—	—	—	1.95%
Long-term debt ($4.75M note)	$129	$266	$277	$289	$302	$2,826	$4,089	$4,089
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$561	$3,393	$3,563	$3,715	$3,881	$54,887	$70,000	$70,000
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

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

Commodity Price Exposure
As of June 30, 2016, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2014 and 2015 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $3,066,000 of accounts receivable outstanding at June 30, 2016, $322,000 or 11%, is at risk to changing prices. Of the amount at risk to changing prices, $22,000 is attributable to pistachios and $300,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2015 was $3,529,000, or 54% of the total accounts receivable of $6,511,000.
The price estimated for recording accounts receivable for pistachios recorded at June 30, 2016 was $2.88 per pound, consistent with the price per pound at December 31, 2015. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $76. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $3.82 to $4.92. With respect to almonds, the price estimated for recording the receivable was $3.37 per pound, consistent with the price per pound at December 31, 2015. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $889. The range of final prices over the last three years for almonds has ranged from $1.71 to $4.24 per pound.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the urities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all information required in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 6, 2016, the Company, through its subsidiary Tejon Energy LLC., entered into a limited liability agreement (the Agreement) with Majestic Reality Co. for the purchase of, ownership of, and management of a fully-leased 651,909 square foot industrial building located at TRCC. The Agreement creates the TRC-MRC 2, LLC. The following description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the filed Agreement.
The following is a summary of the key terms and conditions of the Agreement:

•
Tejon and Majestic will each contribute $125,000 as initial equity toward the purchase of 651,909 square foot building. The purchase price of the building is $38.00 per square foot. Additional capital needed toward the purchase of the building will be determined once acquisition financing is in place.

•	Future capital needs will be shared 50/50.

•	The LLC is a 50/50 venture with Majestic being designated as the managing member.

•	Cash distributions are in proportion to each member’s respective capital accounts.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 22

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.36	*Separation Agreement - Gregory J. Tobias	FN 24

10.37	Limited Liability Agreement of TRC-MRC 2, LLC	FN 25

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 25
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ending June 30, 2016, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2016.

TEJON RANCH CO.
(The Company)

/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President, Chief Financial Officer and Corporate Treasurer

/s/ Robert D. Velasquez
Robert D. Velasquez
Vice President of Finance, Chief Accounting Officer