Form 10-Q
period 2016-09-30
TEJON RANCH CO
filed 2016-11-08
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2016 was 20,789,496.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Real estate - commercial/industrial	$2,221	$2,101	$6,534	$6,190
Mineral resources	1,125	1,322	13,052	14,174
Farming	9,319	8,076	11,042	12,470
Ranch operations	414	447	2,253	2,745
Total revenues	13,079	11,946	32,881	35,579
Costs and Expenses:
Real estate - commercial/industrial	1,747	1,599	5,140	4,884
Real estate - resort/residential	323	558	1,252	1,885
Mineral resources	667	606	7,160	7,023
Farming	7,781	8,123	10,637	11,710
Ranch operations	1,374	1,674	4,263	4,686
Corporate expenses	3,096	2,927	9,262	9,214
Total expenses	14,988	15,487	37,714	39,402
Operating loss	(1,909)	(3,541)	(4,833)	(3,823)
Other Income:
Investment income	112	116	350	413
Other income	32	125	120	180
Total other income	144	241	470	593
(Loss) from operations before equity in earnings of unconsolidated joint ventures	(1,765)	(3,300)	(4,363)	(3,230)
Equity in earnings of unconsolidated joint ventures, net	2,353	2,055	5,650	4,861
Income (loss) before income tax expense	588	(1,245)	1,287	1,631
Income tax expense (benefit)	271	(434)	503	464
Net income (loss)	317	(811)	784	1,167
Net loss attributable to non-controlling interest	(7)	(23)	(61)	(68)
Net income (loss) attributable to common stockholders	$324	$(788)	$845	$1,235
Net income (loss) per share attributable to common stockholders, basic	$0.02	$(0.04)	$0.04	$0.06
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$(0.04)	$0.04	$0.06

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$317	$(811)	$784	$1,167
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(57)	(21)	184	(78)
Unrealized gain (loss) on interest rate swap	578	(1,991)	(2,729)	(1,591)
Other comprehensive income (loss) before taxes	521	(2,012)	(2,545)	(1,669)
Benefit (provision) from income taxes related to other comprehensive income (loss) items	(182)	770	890	633
Other comprehensive income (loss)	339	(1,242)	(1,655)	(1,036)
Comprehensive income (loss)	656	(2,053)	(871)	131
Comprehensive (loss) attributable to non-controlling interests	(7)	(23)	(61)	(68)
Comprehensive income (loss) attributable to common stockholders	$663	$(2,030)	$(810)	$199
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,425	$1,930
Marketable securities - available-for-sale	27,617	32,815
Accounts receivable	8,612	6,511
Inventories	6,217	3,517
Prepaid expenses and other current assets	5,261	4,120
Total current assets	51,132	48,893
Real estate and improvements - held for lease, net	23,420	21,942
Real estate development (includes $87,986 at September 30, 2016 and $84,194 at December 31, 2015, attributable to Centennial Founders, LLC, Note 15)	245,728	235,466
Property and equipment, net	45,896	44,469
Investments in unconsolidated joint ventures	32,255	30,680
Long-term water assets	42,751	43,806
Deferred tax assets	4,794	4,659
Other assets	2,863	2,004
TOTAL ASSETS	$448,839	$431,919

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,522	$3,252
Accrued liabilities and other	4,166	3,492
Income taxes payable	—	1,237
Deferred income	2,418	1,525
Revolving line of credit	11,000	—
Current maturities of long-term debt	3,346	815
Total current liabilities	24,452	10,321
Long-term debt, less current portion	70,514	73,223
Long-term deferred gains	3,811	3,816
Other liabilities	16,431	13,251
Total liabilities	115,208	100,611
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,741,867 at September 30, 2016 and 20,688,154 at December 31, 2015	10,371	10,344
Additional paid-in capital	219,970	216,803
Accumulated other comprehensive loss	(8,557)	(6,902)
Retained earnings	72,234	71,389
Total Tejon Ranch Co. Stockholders’ Equity	294,018	291,634
Non-controlling interest	39,613	39,674
Total equity	333,631	331,308
TOTAL LIABILITIES AND EQUITY	$448,839	$431,919
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$784	$1,167
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,170	3,672
Amortization of premium/discount of marketable securities	386	424
Equity in earnings of unconsolidated joint ventures	(5,650)	(4,861)
Non-cash retirement plan expense	725	761
Deferred income taxes	755	989
Stock compensation expense	3,297	2,914
Distribution of earnings from unconsolidated joint ventures	4,500	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(6,622)	(3,572)
Current liabilities	(932)	47
Net cash provided by operating activities	1,413	1,541
Investing Activities
Maturities and sales of marketable securities	9,010	23,276
Funds invested in marketable securities	(4,014)	(15,344)
Property and equipment expenditures	(19,760)	(18,968)
Communities Facilities District and other reimbursements	4,650	4,971
Investment in unconsolidated joint ventures	(1,900)	(53)
Distribution of equity from unconsolidated joint ventures	1,600	1,100
Other	—	(20)
Net cash used in investing activities	(10,414)	(5,038)
Financing Activities
Borrowings of short-term debt	19,500	17,540
Repayments of short-term debt	(8,500)	(15,450)
Repayments of long-term debt	(190)	(190)
Taxes on vested stock grants	(314)	(529)
Net cash provided by financing activities	10,496	1,371
Increase (decrease) in cash and cash equivalents	1,495	(2,126)
Cash and cash equivalents at beginning of period	1,930	5,638
Cash and cash equivalents at end of period	$3,425	$3,512
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$1,253	$(153)
Income taxes paid	$1,350	$2,153
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2015	20,688,154	$10,344	$216,803	$(6,902)	$71,389	$291,634	$39,674	$331,308
Net income (loss)	—	—	—	—	845	845	(61)	784
Other comprehensive loss	—	—	—	(1,655)	—	(1,655)	—	(1,655)
Restricted stock issuance	76,710	38	(38)	—	—	—	—	—
Stock compensation	—	—	3,508	—	—	3,508	—	3,508
Shares withheld for taxes and tax benefit of vested shares	(22,997)	(11)	(303)	—	—	(314)	—	(314)
Balance, September 30, 2016	20,741,867	$10,371	$219,970	$(8,557)	$72,234	$294,018	$39,613	$333,631
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
The periods ending September 30, 2016 and 2015 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s September 30, 2016 and December 31, 2015 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
Ranch Operations
During the fourth quarter of 2015, the Company reclassified revenues and expenses comprised of grazing leases, game management and other ancillary services supporting the ranch, from commercial/industrial into a new segment called ranch operations. As a result, the Company reclassified prior period ranch operation revenues and expenses on the consolidated statements of income. For the nine months ended September 30, 2015, revenues and expenses reclassified were $2,745,000 and $4,686,000, respectively. For the quarter ended September 30, 2015, revenues and expenses reclassified were $447,000 and $1,674,000, respectively.
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
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230),” or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of shares outstanding:
Common stock	20,732,767	20,669,348	20,719,900	20,658,750
Common stock equivalents-stock options, grants	128,334	79,544	125,940	70,969
Diluted shares outstanding	20,861,101	20,748,892	20,845,840	20,729,719
Warrants
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of 3,000,000 warrants, or the Warrants, to purchase shares of Company common stock, par value $0.50 per share, or Common Stock, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were issued pursuant to a Warrant Agreement between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants expired out of the money on August 31, 2016.
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

($ in thousands)		September 30, 2016		December 31, 2015
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$40	$39	$4,810	$4,797
with unrecognized losses for more than 12 months		—	—	239	238
with unrecognized gains		5,969	5,995	2,800	2,805
Total Certificates of deposit	Level 1	6,009	6,034	7,849	7,840
US Treasury and agency notes
with unrecognized losses for less than 12 months		—	—	860	857
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		1,935	1,941	736	738
Total US Treasury and agency notes	Level 2	1,935	1,941	1,596	1,595
Corporate notes
with unrecognized losses for less than 12 months		5,595	5,575	14,638	14,516
with unrecognized losses for more than 12 months		1,461	1,439	2,080	2,061
with unrecognized gains		9,591	9,629	3,334	3,339
Total Corporate notes	Level 2	16,647	16,643	20,052	19,916
Municipal notes
with unrecognized losses for less than 12 months		811	802	1,742	1,725
with unrecognized losses for more than 12 months		360	356	301	298
with unrecognized gains		1,831	1,841	1,435	1,441
Total Municipal notes	Level 2	3,002	2,999	3,478	3,464
		$27,593	$27,617	$32,975	$32,815
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At September 30, 2016, the fair market value of investment securities was $24,000 higher than their cost basis.
As of September 30, 2016, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected an increase in the market value of available-for-sale securities of $184,000, which includes estimated taxes of $64,000. As of September 30, 2016, the Company’s gross unrealized holding income equaled $80,000 and gross unrealized holding losses equaled $56,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2016
($ in thousands)	2016	2017	2018	2019	Total
Certificates of deposit	$879	$531	$4,400	$169	$5,979
U.S. Treasury and agency notes	—	1,234	579	138	1,951
Corporate notes	—	5,207	7,723	3,240	16,170
Municipal notes	—	840	1,705	415	2,960
	$879	$7,812	$14,407	$3,962	$27,060

	December 31, 2015
($ in thousands)	2016	2017	2018	2019	Total
Certificates of deposit	$2,492	$631	$4,510	169	$7,802
U.S. Treasury and agency notes	100	759	579	188	1,626
Corporate notes	4,572	6,525	6,462	1,881	19,440
Municipal notes	995	940	1,455	—	3,390
	$8,159	$8,855	$13,006	$2,238	$32,258
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     REAL ESTATE

($ in thousands)	September 30, 2016	December 31, 2015
Real estate development
Mountain Village	$125,176	$120,954
Centennial	87,986	84,194
Grapevine	22,404	18,285
Tejon Ranch Commerce Center	10,162	12,033
Real estate development	245,728	235,466

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	21,546	19,783
Rancho Santa Fe and Other	4,242	4,242
Real estate and improvements - held for lease	25,788	24,025
Less accumulated depreciation	(2,368)	(2,083)
Real estate and improvements - held for lease, net	$23,420	$21,942
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
We also purchase water for future use or sale. In 2008 we purchased 8,393 acre feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, the remaining portion of which is held on our behalf by AVEK under an agreement where AVEK will return this water to us at a 1.5 to 1 factor. To date, 8,587 acre-feet of water has been returned and was placed in our Company water bank.

We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District, or TLBWSD, and the Dudley-Ridge Water District, or DRWD, totaling 3,444 acre-feet of SWP entitlement annually, subject to annual SWP allocations. These contracts extend through 2035 and now have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. Purchase costs in 2016 were $695 per acre-foot. For future years, the purchase cost is subject to annual increases based on the greater of the consumer price index and 3%.
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
During the nine months ended September 30, 2016, we sold 7,285 acre feet of water totaling $9,601,000 with a cost of $5,925,000, which was recorded in the mineral resources segment on the unaudited consolidated statements of operations.
Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial carrying cost on the books of the Company. Therefore, there is no amortization expense related to these contracts. These contracts are also subject to annual SWP allocations. Water assets consist of the following:

(in acre-feet, unaudited)	September 30, 2016	December 31, 2015
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	17,287	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	32,682	24,095
Transferable water*	9,061	14,786
Water Contracts - TLBWSD, DRWD	3,444	3,444
Water Contracts - Nickel Water	6,693	6,693
Total purchased water - third parties	51,880	49,018
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	33,390	34,496
Total purchased and contracted water sources in acre feet	106,566	104,810
*Any transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 13,592 (9,061 x 1.5) acre feet as of September 30, 2016.

($ in thousands)	September 30, 2016	December 31, 2015
Banked water and water for future delivery	$4,778	$4,779
Transferable water	9,076	9,117
Water contracts	30,248	31,261
Total long-term water assets	44,102	45,157
less: Current portion	(1,351)	(1,351)
	$42,751	$43,806
6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	September 30, 2016	December 31, 2015
Accrued vacation	$832	$801
Accrued paid personal leave	565	585
Accrued bonus	1,717	1,549
Property tax payable	825	—
Other	227	557
	$4,166	$3,492
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	September 30, 2016	December 31, 2015
Revolving line of credit	$11,000	$—
Term Note	70,000	70,000
Promissory note	4,025	4,215
Total short-term and long-term debt	85,025	74,215
Less: line-of-credit and current maturities of long-term debt	(14,346)	(815)
Less: deferred loan costs	(165)	(177)
Long-term debt, less current portion	$70,514	$73,223
On October 13, 2014, the Company, through its wholly-owned subsidiary Ranchcorp, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amended and restated the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility added a $70,000,000 Term Note, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Note were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of September 30, 2016 and December 31, 2015, the RLC had an outstanding balance of $11,000,000 and $0, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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

The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2016 and December 31, 2015, we were in compliance with all financial covenants.
During the third quarter of 2013, we entered into a promissory note agreement with CMFG Life Insurance Company, to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $4,025,000. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	September 30, 2016	December 31, 2015
Pension liability (See Note 13)	$2,488	$2,263
Interest rate swap liability (See Note 10)	5,634	2,905
Supplemental executive retirement plan liability (See Note 13)	8,106	7,999
Other	203	84
Total	$16,431	$13,251
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
The following is a summary of the Company's performance share grants with performance conditions for the nine months ended September 30, 2016:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	211,698
Target performance	389,357
Maximum performance	587,930

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	September 30, 2016	December 31, 2015
Stock grants outstanding beginning of the year at target achievement	272,353	237,045
New stock grants/additional shares due to maximum achievement	257,753	114,221
Vested grants	(51,028)	(52,436)
Expired/forfeited grants	(524)	(26,477)
Stock grants outstanding September 30, 2016 at target achievement	478,554	272,353
The unamortized costs associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of September 30, 2016 were $3,739,716 and 20 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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
The following table summarizes stock compensation costs for the Company's Employee 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee Plan:	2016	2015
Expensed	$2,747	$2,321
Capitalized	211	121
	2,958	2,442
NDSI Plan - Expensed	550	593
Total Stock Compensation Costs	$3,508	$3,035
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt) The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended September 30, 2016, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of September 30, 2016, the fair value of our interest rate swap agreement aggregating a liability balance was classified in other liabilities.
We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of September 30, 2016 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$(5,634)	$70,000

11.     INCOME TAXES
For the nine months ended September 30, 2016, the Company's income tax expense was $503,000 compared to an income tax expense of $464,000 for the nine months ended September 30, 2015. These represent effective income tax rates of approximately 39% and 28% for the nine months ended September 30, 2016 and, 2015, respectively. As of September 30, 2016, we did not have income taxes payable.
The Company classifies interest and penalties incurred on tax payments as income tax expense. During the nine months ended September 30, 2016, the Company made $1,350,000 of income tax payments for the 2015 tax year.
12.     COMMITMENTS AND CONTINGENCIES
In 2016, the Company paid $8,529,000 for water contracts. Water contract payments consist of SWP, contracts with WRMWDS, TCWD, TLBWSD, DRWD and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs to 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract.
The Company is obligated to make payments of approximately $800,000 per year to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement we entered into with five major environmental organizations in 2008. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. These amounts are recorded in real estate development for the Centennial and Mountain Village at Tejon Ranch, or MV, projects. Our obligation under this commitment terminates at the end of 2021.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. As of September 30, 2016, there were no additional improvement funds remaining from the West CFD bonds. During the first quarter of 2016, the East CFD reimbursed the Company approximately $4,162,000 for public infrastructure. After this payment, there is $13,923,000 in funds remaining in the East CFD improvement fund. There were no reimbursement payments made to the Company during the second or third quarters of 2016. During 2016, the Company paid approximately $1,292,425 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple-net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by new owners of land and new lease tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not currently required to recognize an obligation.

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
On November 24, 2014, the court issued a writ of mandate that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and Rosedale. The writ of mandate, as revised by the court, requires DWR to certify the revised EIR and file the return to the writ of mandate by September 28, 2016. On September 20, 2016 the Director of DWR (a) certified the Revised EIR as in compliance with CEQA, (b) adopted findings, a statement of overriding considerations, and a mitigation, monitoring and reporting program as required by CEQA, (c) made a new finding pertaining to carrying out the Monterey Amendments through continued use and operation of the KWB by the KWBA, and (d) caused a notice of determination to be filed with the Office of Planning and Resources of the State of California on September 22, 2016. On September 28, 2016, DWR filed with the Superior Court its return to the writ of mandate. The Superior Court has not scheduled a hearing on DWR’s return to the writ of mandate. To the extent that there may be an adverse outcome of the claims, the monetary value cannot be estimated at this time.
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

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At September 30, 2016, the investment mix was approximately 60% equity, 34% debt, and 6% money market funds. At December 31, 2015, the investment mix was approximately 61% equity, 33% debt and 6% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 4.6% in 2016 and 2015. The expected long-term rate of return on plan assets is 7.5% in 2016 and 2015. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2016	2015
Cost components:
Service cost-benefits earned during the period	$(167)	$(199)
Interest cost on projected benefit obligation	(305)	(350)
Expected return on plan assets	387	462
Net amortization and deferral	(138)	(213)
Total net periodic pension cost	$(223)	$(300)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30,
($ in thousands)	2016	2015
Cost components:
Interest cost on projected benefit obligation	(242)	(208)
Net amortization and deferral	(257)	(253)
Total net periodic pension cost	$(499)	$(461)
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
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Pastoria Energy Facility Lease	$967	$963	$2,698	$2,755
Commercial leases	881	766	2,687	2,167
Communication leases	205	196	599	588
Landscaping and other	168	176	550	680
Commercial/industrial revenues	2,221	2,101	6,534	6,190
Equity in earnings from unconsolidated joint ventures	2,353	2,055	5,650	4,861
Total commercial/industrial revenues and equity in earnings from unconsolidated joint ventures	4,574	4,156	12,184	11,051
Operating income from commercial/industrial and unconsolidated joint ventures	$2,827	$2,557	$7,044	$6,167

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $1,252,000 and $1,885,000 for the nine months ended September 30, 2016 and 2015, respectively. The segment produced losses of $323,000 and $558,000 for the quarters ended September 30, 2016 and 2015, respectively.
The mineral resources segment receives oil and mineral royalties in addition to periodic reimbursable costs from lessors. The segment also generates revenues through water sales. The revenue components of the mineral resources segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Oil and gas	$394	$640	$1,163	$2,333
Water sales	—	—	9,601	10,165
Rock aggregate	306	282	813	629
Cement	367	373	996	916
Land lease for oil exploration	25	27	151	131
Reimbursable costs	33	—	328	—
Total mineral resources revenues	1,125	1,322	13,052	14,174
Income from mineral resources	$458	$716	$5,892	$7,151
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Almonds	$1,310	$3,687	$2,654	$7,066
Pistachios	5,745	2,136	6,003	2,899
Wine grapes	1,961	1,986	1,961	1,986
Hay and other	303	267	424	519
Total farming revenues	9,319	8,076	11,042	12,470
(Loss) income from farming	$1,538	$(47)	$405	$760

Ranch operations consists of game management, ranch and property maintenance, and ancillary land uses such as grazing leases and filming. Within game management, we offer a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. The revenue components of the ranch operations segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Game management	$258	$327	$1,110	$1,444
Grazing	(8)	27	765	938
Filming and other	164	93	378	363
Total ranch operations revenues	414	447	2,253	2,745
(Loss) income from ranch operations	$(960)	$(1,227)	$(2,010)	$(1,941)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation or is a voting interest entity and is controlled by the Company. The Company’s investment in its unconsolidated joint ventures at September 30, 2016 was $32,255,000. The equity in earnings of unconsolidated joint ventures was $2,353,000 and $5,650,000 for the three and nine months ended September 30, 2016, respectively. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At September 30, 2016, the Company had an equity investment balance of $16,566,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form two 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. At September 30, 2016, the Company's investment in these joint ventures was $1,888,000, which includes our outside basis.

◦
In August 2016, we partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a $21,080,000 promissory note guaranteed by both partners. The note matures in September 2020 and currently has an outstanding principal balance, less loan fees, of $20,926,000.

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture is currently in the initial planning and design phase of the industrial building.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At September 30, 2016, the Company’s combined equity investment balance in these three joint ventures was $13,801,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General which has now been extended to April 2022, and includes an option to extend for an additional three years. For operating revenue, please see the following table. The Five West Parcel joint venture currently has an outstanding term loan with a balance of $10,385,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of September 30, 2016, had an outstanding balance of $51,378,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC is a joint venture with TRI Pointe Homes (formerly Pardee Homes), Lewis Investment Company, and CalAtlantic Group Inc. (formerly Standard Pacific Corp.) that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. At September 30, 2016 the Company had a 76.32% ownership position in Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Unaudited condensed balance sheet information of the Company’s unconsolidated and consolidated joint ventures as of September 30, 2016 and December 31, 2015 and unaudited condensed statements of operations for the nine months ended September 30, 2016 and 2015 are as follows:
Statement of Operations for the nine months ended September 30, 2016

	Unconsolidated				Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Majestic	Rockefeller	Total	Centennial-VIE
Revenues	$76,277	$228	$9,222	$85,727	$311
Net income (loss)	9,067	(163)	583	9,487	(298)
Partner’s share of net income (loss)	3,627	(82)	292	3,837	(17)
Equity in earnings (loss)	$5,440	$(81)	$291	$5,650	$—

Statement of Operations for the nine months ended September 30, 2015

	Unconsolidated				Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Majestic	Rockefeller	Total	Centennial-VIE
Revenues	$78,483	$—	$9,281	$87,764	$205
Net income (loss)	8,119	—	(20)	8,099	(175)
Partner’s share of net income (loss)	3,248	—	(10)	3,238	(45)
Equity in earnings (loss)	$4,871	$—	$(10)	$4,861	$—

Balance Sheet Information as of September 30, 2016

	Unconsolidated				Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Majestic	Rockefeller	Total	Centennial-VIE
Current assets	$10,960	$219	$8,759	$19,938	$32
Real Estate	54,977	25,893	81,507	162,377	84,784
Other assets	166	(1,340)	18,154	16,980	3
Long-term debt	(15,274)	(20,926)	(61,763)	(97,963)	—
Other liabilities	(2,552)	(319)	(1,418)	(4,289)	(590)
Net assets	$48,277	$3,527	$45,239	$97,043	$84,229
Balance Sheet Information as of December 31, 2015

	Unconsolidated				Consolidated
($ in thousands)	Petro Travel Plaza Holdings	Majestic	Rockefeller	Total	Centennial-VIE
Current assets	$12,013	$—	$8,033	$20,046	$230
Real Estate	52,296	—	83,163	135,459	81,742
Other assets	264	—	20,011	20,275	9
Long-term debt	(14,973)	—	(62,282)	(77,255)	—
Other liabilities	(2,890)	—	(1,181)	(4,071)	(754)
Net assets	$46,710	$—	$47,744	$94,454	$81,227
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
Overview
We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and to create value for our shareholders. In support of these objectives, we have been investing in land planning and entitlement activities for new industrial and master planned communities and in infrastructure improvements within our active industrial development. Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield.
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale residential master planned communities to serve the growing populations of Southern and Central California.   We are currently engaged in commercial sales and leasing at our fully operational commercial/industrial center.  All of these efforts are supported by diverse revenue streams generated from other operations, including farming, mineral resources, ranch operations and our various joint ventures.
We currently operate in five business segments: commercial/industrial real estate, resort/residential real estate, mineral resources, farming, and ranch operations.
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
We are also involved in multiple joint ventures with several partners. Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in three joint ventures with Rockefeller Development Group: Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased; 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West; and TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience with 70 premiere retailers. Lastly, we have partnered with Majestic Realty Co. to develop, manage, and operate industrial buildings within TRCC. The joint ventures help us to expand our commercial/industrial business activities within TRCC.

The resort/residential real estate segment is actively involved in the land entitlement and development process through wholly-owned subsidiaries and a joint venture. Our active developments within resort/residential are Mountain Village at Tejon, or MV, Centennial at Tejon, or Centennial, and Grapevine at Tejon, or Grapevine. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed description of our active developments within resort/residential
Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement, and water sales.
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
For the first nine months of 2016 we had net income attributable to common stockholders of $845,000 compared to net income attributable to common stockholders of $1,235,000 for the first nine months of 2015. This decrease was primarily attributable to declines in crop revenues, a result of reduced inventory carryover from the 2015 harvest and falling commodity prices. Oil royalties have also declined as a result of depressed oil prices leading to lower production volumes. These declines were partially offset by an increase in income from our unconsolidated joint ventures.
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
Results of Operations
Comparison of nine months ended September 30, 2016 to nine months ended September 30, 2015
Total revenues for the first nine months of 2016 were $32,881,000 compared to $35,579,000 for the first nine months of 2015. This decrease of $2,698,000, or 8%, is primarily attributable to a decline in farming revenues of $1,428,000 and mineral resources revenues of $1,122,000 resulting from reduced water sales and oil royalties.
Commercial/industrial real estate segment revenues were $6,534,000 for the first nine months of 2016, an increase of $344,000, or 6%, compared to the first nine months of 2015. Leasing activity is driving our commercial revenue growth. Most notably, we generated $195,000 in additional leasing revenues after delivering a multi-tenant building to Habit Burger and Baja Fresh during the first quarter of 2016. Additionally, we recognized $53,000 in additional leasing revenue from Pieology which was placed into service during the second quarter of 2015. Following the growth of TRCC East, landscaping revenues increased $83,000.
Commercial/industrial real estate segment expenses were $5,140,000 during the first nine months of 2016, an increase of $256,000, or 5%, compared to the same period in 2015. This variance is a result of increases in professional services of $106,000, maintenance association fees of $58,000, and repairs and maintenance of $44,000.
Resort/residential real estate segment expenses were $1,252,000 during the first nine months of 2016, a decrease of $633,000, or 34%. The decrease is attributed to additional capitalization of payroll and overhead costs of $431,000 that were identified to be incremental to our master plan development projects. In addition, there were decreases in professional services of $91,000, property taxes of $74,000, and fees of $56,000.

Mineral resources segment revenues were $13,052,000 for the first nine months of 2016, a decrease of $1,122,000, or 8%, compared to the same period in 2015. The $1,122,000 decrease resulted from a decrease in oil royalty revenues of $1,171,000 driven by declines in both the price per barrel and production volume. Production for the nine months ended September 30, 2016 and 2015 was 230,131 and 357,507 barrels, respectively. The average price per barrel of oil for the nine months ended September 30, 2016 and 2015 was $35 and $49, respectively. We expect no new oil drilling activity and continued slowing in production through 2016 based on current oil prices. Water sales volumes decreased from 7,922 acre feet in 2015 to 7,285 in 2016 resulting in a revenue decrease of $564,000. Offsetting the decreases were increases in recoverable costs, rock aggregate royalties and cement royalties of $328,000, $184,000 and $80,000, respectively.
Mineral resources segment expenses were $7,160,000 for the first nine months of 2016, an increase of $137,000, or 2%, compared to the same period in 2015. This variance is largely due to increases in fuel costs of $76,000 related to transferring and banking water. Also contributing to the increase was a higher cost of sales per acre-foot of water.
Farming segment revenues were $11,042,000 for the first nine months of 2016, a decrease of $1,428,000, or 11%, compared to the same period in 2015. The $1,428,000 decrease is primarily attributed to the following:

•
2015 almond carryover crop revenues decreased $3,194,000. The reduction in sales resulted from our decision to sell more almonds in 2015 in order to take advantage of higher commodity prices resulting in a smaller carryover crop. Comparatively, we sold 418,645 pounds and 886,366 pounds during the nine months ended September 30, 2016 and 2015, respectively.

•
2016 almond current crop revenues decreased $1,219,000. Commodity prices, timing of sales and reduction of yields as a result of our decision to replant older crops drove the decline in revenues. Comparatively, we sold 403,819 pounds and 555,408 pounds during the during the nine months ended September 30, 2016 and 2015, respectively.

•
2015 pistachio carryover crop revenues decreased $2,440,000. Decreases in commodity prices and units sold drove the decrease. Comparatively, we sold 50,648 pounds and 167,393 pounds during the nine months ended September 30, 2016 and 2015, respectively.

•
2016 pistachio current crop revenues increased $5,544,000. Revenues increased because of improved crop yields in 2016 when compared to 2015. Crop yields were 3,200,000 pounds and 73,000 pounds during 2016 and 2015, respectively. The mild winter of 2015, had an adverse effect on our 2015 crop whereby 90% of our pistachio crop yielded blanks. We sold 2,848,000 pounds and 63,507 pounds during the nine months ended September 30, 2016 and 2015, respectively.

Farming segment expenses were $10,637,000 for the first nine months of 2016, a decrease of $1,073,000, or 9%, compared to the same period in 2015. The decline in carryover almond sales accounted for $1,004,000 of the decrease in farming expenses.
Ranch operations revenues were $2,253,000 for the first nine months of 2016, a decrease of $492,000, or 18%, compared to the same period in 2015. The decrease is attributed to a $334,000 decrease in game management revenues. Also contributing to the decrease is a drought clause taking effect within our grazing leases, amidst the California drought, of $173,000.
Ranch operations expenses were $4,263,000 for the first nine months of 2016, a decrease of $423,000, or 9%, compared to the same period in 2015. This variance is in-line with our expectations given the activity volume within Ranch Operations. The decrease resulted from declines in staffing costs, outside services, supply costs, and repairs and maintenance of $125,000, $128,000, $82,000, $47,000 respectively.
Corporate general and administrative costs increased $48,000, or 1%, to $9,262,000 during the first nine months of 2016 compared to the same period in 2015. During the first nine months of 2016, payroll and overhead decreased $477,000 resulting from a reduction in full-time employees. The decrease in payroll was offset by increases in stock compensation of $269,000 resulting from meeting performance milestones, political contributions of $166,000 and insurance of $88,000.
Our share of earnings from our joint ventures was $5,650,000, an increase of $789,000, or 16%, during the first nine months of 2016 when compared to the same period in 2015, primarily due to a $569,000 increase in our share of earnings from our TA/Petro joint venture. The improvement in operations within the TA/Petro joint venture is driven by increased diesel and gas sales volume of 1,415,000 gallons and 667,000 gallons, respectively. The improvement in the volume of fuel sales is continuing to be driven by increased traffic within TRCC as a result of expanded offerings at TRCC East such as Pieology and Starbucks, and the new Shell gas station. Fuel margins for the TA/Petro joint venture were 21% and 15% as of September 30, 2016 and 2015, respectively, improving net income. The remainder of the increase is attributed to improved operating results from the Outlets at Tejon.

Comparison of three months ended September 30, 2016 to three months ended September 30, 2015
Total revenues for the quarter ended September 30, 2016 were $13,079,000 compared to $11,946,000 for the quarter ended September 30, 2015. This increase of $1,133,000, or 9%, is primarily attributable to improvements in farming revenues driven by pistachio sales.
Commercial/industrial real estate segment revenues were $2,221,000 for the quarter ended September 30, 2016, an increase of $120,000, or 6%, compared to the same period in 2015. Leasing activity is driving our commercial revenue growth. Most notably, we generated $66,000 in additional leasing revenues during the third quarter after delivering a multi-tenant building to Habit Burger and Baja Fresh during the first quarter of 2016. Also during the third quarter, we earned $60,000 a one-time early termination fee from a tenant. We have identified a new tenant who will be taking possession of the vacated unit during the fourth quarter of 2016.
Commercial/industrial real estate segment expenses were $1,747,000 during the quarter ended September 30, 2016, an increase of $148,000, or 9%, compared to the same period in 2015. The increase resulted from writing off unamortized tenant allowances of $53,000. Additionally, repairs and maintenance costs increased $85,000.
Resort/residential real estate segment expenses were $323,000 during the quarter ended September 30, 2016, a decrease of $235,000, or 42%. The decrease comprised of reductions in professional services, fees, and compensation costs of 79,000, $71,000, and $19,000, respectively.
Mineral resources segment revenues were $1,125,000 for the quarter ended September 30, 2016, a decrease of $197,000, or 15%, compared to the same period in 2015. For the quarter, oil royalties decreased $246,000, a result of reduced commodity prices and production volume discussed above. Improvements in rock aggregate production and recoverable costs of $24,000 and $33,000, respectively, helped to offset declines in oil royalties.
Mineral resources segment expenses were $667,000 for the quarter ended September 30, 2016, an increase of $61,000, or 10%, compared to the same period in 2015. The increase is attributed to increase fuel charges related to transferring and banking water.
Farming segment revenues were $9,319,000 for the quarter ended September 30, 2016, an increase of $1,243,000, or 15%, compared to the same period in 2015. The $1,243,000 increase is attributable to the following:

•
2015 almond carryover crop revenues decreased $1,158,000. A majority of the decrease is attributed to a $1,053,000 decrease in market price adjustments occurring during the third quarter of 2016 as compared to the third quarter of 2015. This is consistent with the decline in commodity prices and units sold during 2016.

•
2016 almond current crop revenues decreased $1,219,000. Commodity prices, timing of sales and reduction of yields as a result of our decision to replant older crops drove the decline in revenues. Comparatively, we sold 403,819 pounds and 555,408 pounds during the quarters ended September 30, 2016 and 2015, respectively.

•
2015 pistachio carryover crop revenues decreased $1,935,000. Decreases in commodity prices and units sold drove the decrease. Comparatively, we sold 3,052 pounds and 56,328 pounds during the quarters September 30, 2016 and 2015, respectively.

•
2016 pistachio current crop revenues increased $5,544,000. Revenues increased because of improved crop yields in 2016 when compared to 2015. The mild winter of 2015, had an adverse effect on our crop whereby 90% of our pistachio crop yielded blanks. Crop yields were 3,200,000 pounds and 73,000 pounds during 2016 and 2015, respectively. Comparatively, we sold 2,848,000 pounds and 63,507 pounds during the quarters ended September 30, 2016 and 2015, respectively.

Farming segment expenses were $7,781,000 for the quarter ended September 30, 2016, a decrease of $342,000, or 4%, compared to the same period in 2015. The decrease is attributed to the declines in commodity sales.
Ranch operations revenues were $414,000 for the quarter ended September 30, 2016, a decrease of $33,000, or 7%, compared to the same period in 2015. The decrease is attributed to declines in game management revenues.
Ranch operations expenses were $1,374,000 for the quarter ended September 30, 2016, a decrease of $300,000, or 18%, compared to the same period in 2015. This variance resulted from decreases in professional and other services of $101,000, compensation of $77,000, repairs and maintenance of $55,000, rentals of $33,000, and supplies of $16,000.
Corporate general and administrative costs were $3,096,000 for the quarter ended September 30, 2016, an increase of $169,000, or 6%, compared to the same period in 2015. For the quarter, professional service costs increased $269,000 resulting from increased legal and information security costs. Additionally, there was an increase in political contributions of $72,000. The increases noted were offset by an overall reduction in corporate compensation of $162,000.

Our share of earnings from our joint ventures was $2,353,000, an increase of $298,000, or 15%, during the quarter ended September 30, 2016 when compared to the same period in 2015, primarily due to an $241,000 increase in our share of earnings from our TA/Petro joint venture. The improvement in operations within the TA/Petro joint venture is driven by increased diesel and gas volumes of 375,000 gallons and 329,000, respectively. Fuel margins for the TA/Petro joint venture were 19% and 17% for the quarter ended September 30, 2016 and 2015, respectively. The remainder of the increase is attributed to improved operating results from the Outlets at Tejon.
General Outlook
Thus far in 2016 our commercial retail activity has continued to grow as new leases have come on-line with Habit Burger and Baja Fresh. For the nine-months ended September 30, 2016 we had no leases that expired, nor did we have any material lease renewals. Our TA/Petro joint venture began construction of an Arby's that is scheduled to open in early 2017.
On August 6, 2016, we entered into a limited liability company agreement with Majestic Realty Co., a Los Angeles based commercial/industrial developer, for the purchase of, ownership of, and management of a fully-leased, 651,909 square foot industrial building located at Tejon Ranch Commerce Center. We have a 50% interest in this joint venture.
On September 19, 2016, we entered into a second joint venture with Majestic Realty Co. to develop, construct, lease, and manage an industrial building with approximately 480,000 square feet on the Company’s property at Tejon Ranch Commerce Center-East. We have a 50% interest in this joint venture.
The logistics operators currently located within our commerce center have demonstrated success in serving all of California and the western region of the United States and we are building from their success in our marketing efforts. We will continue to focus our efforts for TRCC-East and TRCC-West, on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the success that the current tenants and owners within our development have experienced to capture more of the warehouse distribution market. Our strategy fits within the logistics model that many companies are using, which favors large centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. They are also demonstrating success with e-commerce fulfillment. We believe that our ability to provide fully entitled shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million feet or larger can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles, which continues its expansion eastward beyond Riverside, and San Bernardino to include Perris, Moreno Valley, and Beaumont. As development in the Inland Empire continues to move east and farther away from the ports, our potential disadvantage of our distance from the ports is being mitigated. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. Through the third quarter of 2016, vacancy rates in the Inland Empire were comparable to 2015, primarily due to demand keeping pace with the development of new buildings for lease. Without the increase in new development the vacancy rate would have declined. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
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
Due to our exposure to the commodity markets, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Thus far in 2016, prices for almonds and pistachios have declined in comparison to recent years as a result of increasing almond and pistachio supply. Based on current global inventory estimates, lower prices could carry into 2017.
Thus far, wine grape and almond yields are comparable with 2015 yields. Pistachio yields improved drastically from the historical lows experienced in 2015.

Because of the oversupply in the oil markets, we expect to continue to see lower oil prices as compared to 2015, which will continue to negatively impact us through the remainder of 2016.
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
Income Taxes
For the nine months ended September 30, 2016, the Company incurred a net income tax expense of $503,000 compared to a net income tax expense of $464,000 for the nine months ended 2015. These represent effective income tax rates of approximately 39% and 28% for the nine months ended 2016 and, 2015, respectively. As of September 30, 2016, we did not have income taxes payable. The Company classifies interest and penalties incurred on tax payments as income tax expenses.
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
Our cash, cash equivalents and marketable securities totaled $31,042,000 at September 30, 2016, a decrease of $3,703,000, or 11%, from December 31, 2015. Cash, cash equivalents and marketable securities decreased during the first nine months of September 30, 2016 due to property and equipment expenditures and real estate investments, which included infrastructure development costs, and increases in farming inventory. These decreases were partially offset by water sale proceeds, reimbursement proceeds for public infrastructure costs from the East CFD, and use of our revolving line of credit.
The following table shows our cash flow activities for the nine months ended September 30,

(in thousands)	2016	2015
Operating activities	$1,413	$1,541
Investing activities	$(10,414)	$(5,038)
Financing activities	$10,496	$1,371
Operating Activities
During the first nine months of 2016, our operations provided $1,413,000 of cash primarily related to distributions from our joint ventures of $4,500,000 offset by payments on current liabilities and farm crop inventory costs.
During the first nine months of 2015, our operations provided $1,541,000 of cash primarily attributable to net income including adjustments for non-cash items, partially offset by increases in farming inventories.
Investing Activities
During the first nine months of 2016, investing activities used $10,414,000 as a result of $19,760,000 in capital expenditures. Capital expenditures include predevelopment activities for our master plan communities which amounted to $3,914,000 for MV, $3,663,000 for Grapevine, and $3,832,000 for Centennial. At TRCC East, we spent $3,345,000 for infrastructure projects along with completing the multi-tenant building housing Baja Fresh and Habit Burger. Within our farming segment, we spent $1,837,000 replacing old machinery and equipment along with developing a new almond orchard. We spent $1,845,000 within our mineral resources group for new wells and water turnouts. Within ranch operations we acquired $476,000 in new machinery and equipment. Our capital outlays were offset by reimbursements for public infrastructure costs through the East CFD and other reimbursements of $4,650,000. Additionally, we received $4,966,000 in net proceeds from marketable securities transactions.

We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the use of additional debt.

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
Our estimated capital investment for the remainder of 2016 will be primarily related to real estate projects. Estimated capital investment includes approximately $2,200,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We expect to possibly invest $860,000 for land planning and entitlement activities for the Grapevine, $534,000 for developing tentative tract maps for MV, and $900,000 for entitlement work for Centennial. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $1,000,000 in water assets and infrastructure. We are also planning to invest approximately $200,000 for farming equipment, almond orchards, and grape vines.
Financing Activities
During the first nine months of 2016, financing activities provided $10,496,000 in cash mainly due to the timing of drawdowns and repayments on the Company's line of credit. As of September 30, 2016, there was an outstanding balance of $11,000,000 on our revolving line of credit. The use of our line of credit primarily reflects the cyclical nature of cash flow in our farming segment as inventory costs build as we move into the second half of the year and the harvest season begins.
During the first nine months of 2015, financing activities generated $1,371,000 in cash mainly due to the timing of draw downs on the Company's line of credit. At September 30, 2015, there was an outstanding balance of $8,940,000 on our revolving line of credit. Cash used in financing activities was also tied to the buyback of stock at time of the vesting of stock grants for the payment of payroll taxes.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate operating cash flows and availability on our line of credit over the next twelve months to fund ongoing operations.
Capital Structure and Financial Condition
At September 30, 2016, total capitalization at book value was $407,491,000 consisting of $73,860,000 of long-term debt and $333,631,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 18.1%, which is similar to the long-term debt-to-total-capitalization ratio at December 31, 2015.
The Company has a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility consists of a $70,000,000 term note, or Term Note, and a $30,000,000 revolving line of credit, or RLC. Funds from the Term Note were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At September 30, 2016 the RLC had an outstanding balance of $11,000,000. At December 31, 2015, the RLC had no outstanding balance.

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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2016 and December 31, 2015, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with CMFG Life Insurance Company, to pay principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments of $102,700 ending on September 1, 2028. The current outstanding balance is $4,025,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
Our current and future capital resource requirements will be provided by current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During April 2016, we filed a shelf registration statement on Form S-3 that went effective in May 2016. Under the shelf registration statement, we may offer and sell in the future one or more offerings, consisting of common stock, preferred stock, debt securities, warrants or any combination of the foregoing.
As noted above, at September 30, 2016, we had $31,042,000 in cash and securities and had $19,000,000 available on our RLC to meet any short-term liquidity needs.
We continue to expect that substantial future investments will be required in order to develop our land assets. In order to meet these long-term capital requirements, we may need to issue common stock and secure additional debt financing and continue to renew our existing credit facilities. In addition, we will use other capital alternatives such as entering into joint ventures. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance in the future that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements as described earlier in the cash flow and liquidity discussions.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2016, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$267,580	$8,384	$17,218	$17,846	$224,132
Long-term debt	74,025	3,346	7,759	8,458	54,462
Interest on long-term debt	19,287	2,750	5,518	4,851	6,168
Revolving line of credit borrowings	11,000	11,000	—	—	—
Cash contract commitments	4,520	2,311	1,138	—	1,071
Defined Benefit Plan	2,825	94	417	508	1,806
SERP	8,106	437	1,000	980	5,689
Tejon Ranch Conservancy	4,200	800	1,600	1,600	200
Financing fees and interest	163	163	—	—	—
Total contractual obligations	$391,706	$29,285	$34,650	$34,243	$293,528
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
In connection with the sale of bonds there is a standby letter of credit for $5,426,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at September 30, 2016.
At September 30, 2016, aggregate outstanding debt of unconsolidated joint ventures was $97,963,000. We provided a guarantee on $82,689,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. We do not provide a guarantee on the $15,274,000 of debt related to our joint venture with TA/Petro.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Net income (loss)	$317	$(811)	$784	$1,167
Interest, net	(130)	(153)	(396)	(465)
Income tax expense (benefit)	271	(434)	503	464
Depreciation and amortization	1,360	1,241	4,170	3,672
EBITDA	$1,818	$(157)	$5,061	$4,838
Stock compensation expense	1,166	1,014	3,297	2,914
Adjusted EBITDA	$2,984	$857	$8,358	$7,752
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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $70,000,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $4,025,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2016
(In thousands except percentage data)

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets:
Marketable securities	$879	$7,902	$14,686	$4,126	—	—	27,593	$27,617
Weighted average interest rate	0.67%	1.31%	1.60%	1.76%	—	—	1.51%
Liabilities:
Revolving line of credit	$11,000	—	—	—	—	—	$11,000	$11,000
Weighted average interest rate	1.95%	—	—	—	—	—	1.95%
Long-term debt ($4.75M note)	$65	$266	$277	$289	$302	$2,826	$4,025	$4,025
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$561	$3,393	$3,563	$3,715	$3,881	$54,887	$70,000	$70,000
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

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

Commodity Price Exposure
As of September 30, 2016, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2015 and 2016 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $8,612,000 of accounts receivable outstanding at September 30, 2016, $5,900,000 or 77%, is at risk to changing prices. Of the amount at risk to changing prices, $5,736,000 is attributable to pistachios and $164,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2015 was $3,529,000, or 54% of the total accounts receivable of $6,511,000.
The price estimated for recording accounts receivable for pistachios recorded at September 30, 2016 was $2.01 per pound compared to $2.88 per pound at December 31, 2015. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $28,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $3.82 to $4.92. With respect to almonds, the price estimated for recording the receivable was $2.00 per pound compared to $3.44 per pound at December 31, 2015. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $820. The range of final prices over the last three years for almonds has ranged from $1.71 to $4.24 per pound.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On October 27, 2016, the Kern County Planning Commission unanimously recommended approval of the company’s Grapevine community by the Kern County Board of Supervisors after its review of the Environmental Impact Report and the Grapevine Specific and Community Plan, which is the final step in the local plan approval process. The company’s master planned Grapevine community includes 12,000 residential units and 5.1 million square feet of commercial and industrial space. The Kern County Board of Supervisors is expected to take action on the recommendation in December 2016.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 22

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.36	*Separation Agreement - Gregory J. Tobias	FN 24

10.37	Limited Liability Agreement of TRC-MRC 2, LLC	FN 25

10.38	Limited Liability Agreement of TRC-MRC 1, LLC	Filed herewith

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 25
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ending June 30, 2016, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 8, 2016.

TEJON RANCH CO.
(The Company)

/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President, Chief Financial Officer and Corporate Treasurer

/s/ Robert D. Velasquez
Robert D. Velasquez
Vice President of Finance, Chief Accounting Officer