Form 10-K
period 2016-12-31
TEJON RANCH CO
filed 2017-03-13
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2016 was $404,004,456 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.
The number of the Company’s outstanding shares of Common Stock on February 28, 2017 was 20,823,789.
____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields and prices, water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” and similar expressions. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.

As used in this annual report on Form 10-K, references to the “Company,” “Tejon,” “TRC,” “we,” “us,” and “our” refer to Tejon Ranch Co. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this annual report on Form 10-K.

ITEM 1.     BUSINESS
Company Overview
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
These activities are performed through our five segments:

Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, monetization of land through development, and conservation, in order to maximize the highest and best use for our land. We are involved in several joint ventures, which facilitate the development of portions of our land.

CHINA LAKE
N.W.C.
Bakersfield
5
CALIFORNIA
Mojave
TEJON
RANCH
EDWARDS A.F.B.
NATIONAL FOREST
5
Lancaster
/Palmdale
15
Santa Clarita
NATIONAL FOREST
NATIONAL
FOREST
Santa
Barbara
Ventura
210
405
10
Inland
Empire
10
Los Angeles
PACIFIC OCEAN
405
5
15
215

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale residential and master plan real estate communities to serve the growing populations of Southern and Central California. We are currently engaged in commercial sales and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC.  All of these efforts are supported by diverse revenue streams generated from other operations, including farming, mineral resources and our various joint ventures.

Percentage of Total Revenue and Other Income by Segment:

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing segments for the last three years:

FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2016	2015	2014
Revenues and Other Income
Real estate—commercial/industrial (2)	$9,438	$8,272	$7,845
Mineral Resources	14,153	15,116	16,255
Farming (3)	18,648	23,836	23,435
Ranch operations (2)	3,338	3,923	3,534
Segment revenues	45,577	51,147	51,069
Gain on sale of real estate	1,044	—	—
Investment income	457	528	696
Other income	158	381	526
Revenues and other income	$47,236	$52,056	$52,291
Equity in earnings of unconsolidated joint ventures	7,098	6,324	5,294
Total revenues and other income (1)	$54,334	$58,380	$57,585
Segment Profits (Losses) and Net Income
Real estate—commercial/industrial (2)	$2,338	$1,578	$639
Real estate—resort/residential (3)	(1,630)	(2,349)	(2,608)
Mineral Resources	6,357	7,720	9,837
Farming (3)	(25)	4,852	7,185
Ranch operations (2)	(2,396)	(2,189)	(2,464)
Segment profits (4)	4,644	9,612	12,589
Gain on sale of real estate	1,044	—	—
Investment income	457	528	696
Other income	158	381	526
Corporate expenses	(12,550)	(12,808)	(10,646)
Operating income before equity in earnings of unconsolidated joint ventures	(6,247)	(2,287)	3,165
Equity in earnings of unconsolidated joint ventures	7,098	6,324	5,294
Income before income taxes	851	4,037	8,459
Income tax provision	336	1,125	2,697
Net income	515	2,912	5,762
Net income/(loss) attributable to noncontrolling interest	(43)	(38)	107
Net income attributable to common stockholders	$558	$2,950	$5,655
Identifiable Assets by Segment (5)
Real estate—commercial/industrial	$65,290	$67,550	$67,640
Real estate—resort/residential	243,963	228,064	212,534
Mineral Resources	45,066	46,025	47,434
Farming	36,895	32,542	34,464
Ranch operations	3,893	4,313	4,295
Corporate	44,594	53,425	65,556
Total assets	$439,701	$431,919	$431,923
(1) Refer to Note 16, Operating Segments and Related Information of the Notes to the Consolidated Financial Statements for additional detail related to segment revenues.
(2) During the fourth quarter of 2015, the Company reclassified revenues and expenses previously classified as commercial/industrial into a new segment called Ranch Operations. Ranch operations comprise of grazing leases, game management and other ancillary services supporting the ranch.

(3) During the fourth quarter of 2014, the Company determined hay crop sales previously recorded in the resort/residential revenues segment fit most appropriately with our farming revenues segment. The Company has reclassified prior periods to conform to the current year presentation.
(4) Segment profits are revenues less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(5) Total Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, land, buildings and improvements.
Real Estate Development Overview
Our real estate operations consist of the following activities: real estate development, commercial sales and leasing, land planning and entitlement, income portfolio management and conservation.
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 75,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding four interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 and State Road 138 corridors, which includes TRCC in Kern County, Centennial at Tejon Ranch, or Centennial, a master planned community on our land in Los Angeles County, Mountain Village at Tejon Ranch, or MV, a resort and residential community in Kern County, and Grapevine at Tejon Ranch, or Grapevine, a master planned community on our land in Kern County. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
The chart below is a continuum of the real estate development process highlighting each project's current status and key milestones to be met in moving through the real estate development process in California. The real-estate development process may be subject to delays arising from California's regulatory environment and litigation.
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

Bakersfield
5
99
119
Lamont
58
223
Arvin
Taft
Tehachapi
166
Tejon Ranch Commerce Center
Tejon Ranch
Grapevine
Mountain Village
Frazier Park
Centennial
138
5
To Los Angeles
33

Operating Segments
Real Estate - Commercial/Industrial
Construction:
During 2016, our commercial retail activity continued to grow as new leases came on line with Habit Burger and Baja Fresh. In addition, our TA/Petro joint venture completed construction of a new Shell gas station and convenience store that commenced operations during the first quarter of 2016. Lastly, we have entered into two joint venture operating agreements with Majestic Realty Co., or Majestic, a Los Angeles based commercial/industrial developer, to pursue the development, construction, leasing, and management of an approximately 480,000 square foot industrial building on the Company’s property at TRCC-East and to own and manage a 652,000 square foot, fully leased, industrial building in TRCC-West.
During 2015, we completed the construction of a multi-tenant commercial building within TRCC-East. The multi-tenant building was leased to Starbucks and Pieology, a quick service pizza offering. During 2015 we also completed construction on a real estate pad in TRCC-East and entered into a ground lease with Carl's Jr. All three restaurants were fully operational at December 31, 2015. We also began construction of a second multi-tenant building to be occupied by Habit Burger and Baja Fresh.

The following is a summary of the Company's retail and industrial real estate developments as of December 31, 2016:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion	Estimated Completion Date
Tejon Ranch Commerce Center	$78,386	$69,881	$148,267	TBD
Less: Reimbursements from TRPFFA[1]	64,862	60,450	125,312	TBD
TRCC Development Costs, net	$13,524	$9,431	$22,955

[1]The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

The following table summarizes total development entitlements for TRCC as of December 31, 2016:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	4,237,149	616,915
Entitlement available	15,063,792	339,394
Leasing:
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 13 fast-food operations, two full-service restaurants, one motel, an antique shop, and a United States Postal Service facility.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, and fiber optic cable routes; and 32 acres of land to Pastoria Energy Facility, L.L.C., or PEF, for an electric power plant.
The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. Our most direct regional competitors are in the Inland Empire region of Southern California, Northern Los Angeles to include both the San Fernando Valley and Santa Clarita Valley, and areas north of us in the San Joaquin Valley of California. The principal factors of competition in this industry are price, availability of labor, proximity to the port complex of Los Angeles/Long Beach and customer base. A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouses and distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside and San Bernardino to include Perris, Moreno Valley, and Beaumont. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During 2016, vacancy rates in the Inland Empire approximated 4.1%, primarily due to an increase in the development of buildings for lease. Without this increase in new development in the Inland Empire the vacancy rate would have declined in that region. The low vacancy rates have also led to an increase in lease rates of 12% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.

The following table summarizes information with respect to lease expirations as of December 31, 2016.

Year of Lease Expiration	Number of Expiring Leases	RSF of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent
2017	8	52,314	$335	6.29%
2018	3	55,321	$134	2.51%
2019	—	—	—	—
2020	3	55,595	$269	5.04%
2021	3	60,722	$123	2.30%
2022	—	—	—	—
2023	2	4,640	$193	3.63%
2024	—	—	—	—
2025	2	4,613	$260	4.87%
2026	3	4,645	$247	4.64%
2027	—	—	—	—
Thereafter[2]	6	1,589,915	$3,771	—
1 - Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of the reporting period, multiplied by 12. Annualized base rent shown in thousands.
2 - This amount includes 32 acres of the PEF ground lease.
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2016 commercial/industrial activity.
For the year ended December 31, 2016 we had no leases that expired, nor did we have any material lease renewals.
Joint Ventures:
During 2016, we entered into a joint venture operating agreement with Majestic Realty Co., a Los Angeles based commercial/industrial developer to pursue the development, construction, leasing, and management of an approximately 480,000 square foot industrial building on the Company’s property at Tejon Ranch Commerce Center East. In addition, we entered into a second limited liability company agreement with Majestic Realty Co. for the purchase of, ownership of, and management of a fully leased, 651,909 square foot industrial building located at Tejon Ranch Commerce Center.
We are also involved in multiple joint ventures with several partners. Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, restaurants, and five separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in three joint ventures with Rockefeller Development Group which includes the following: Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased to Dollar General, 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West, and TRCC/Rock Outlet Center LLC that operates the Outlets at Tejon.
Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering and land stewardship and conservation activities. We have three major resort/residential communities within this segment: MV, which has entitlement approvals and is in the tentative tract map process; Centennial, which received preliminary zoning within the Antelope Valley Area Plan, or AVAP, and has begun the specific plan process in LA County for approvals of phase one entitlement; and Grapevine, which is on land owned within Kern County that has entitlement approvals and is in the litigation and permitting phase of the process. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement we entered into with five major environmental organizations in 2008 is designed to minimize opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental groups has been a primary cause of delay and loss of financial value for real estate development projects in California.

Mountain Village at Tejon Ranch:
MV is planned to be an exclusive, very low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, golf facilities, a range of housing options, and other exclusive services and amenities that are designed to distinguish MV as the resort community of choice for the Southern California market. MV is being developed by Tejon Mountain Village LLC, or TMV LLC, a wholly owned subsidiary of the Company. MV encompasses 5,082 acres for a mixed use development to include housing, retail, and commercial industrial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space.
In November 2015, the Board of Directors of the Company approved a detailed business plan that will guide the ultimate development and marketing of MV. The Board also authorized the management team to move forward with the creation of Tentative Tract Maps, which is estimated to be completed in late 2017.
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
Centennial at Tejon Ranch:
The Centennial development is a large master-planned community development encompassing approximately 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes, and 10.1 million square feet of commercial development. Centennial will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, would create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 84.07% ownership interest as of December 31, 2016. In 2016, Lewis Investment Company withdrew from the joint venture. The surviving members (TRC, TRI Pointe Homes and CalAtlantic) absorbed the equity of Lewis Investment Company based on their respective proportionate interest in the joint venture at the time of the withdrawal. The withdrawal was deemed an equity transaction between members and had no earnings impact to the Company. Centennial is envisioned to be an ecologically friendly and commercially viable development.
During the fourth quarter of 2014, the Los Angeles County Board of Supervisors approved the Antelope Valley Area Plan, or AVAP. The AVAP is designed to guide future development and conservation in the northern-most region of unincorporated Los Angeles County. Centennial is included in the AVAP as part of the west Economic Opportunity Area, or EOA, where future development would be directed. This particular EOA is located along Highway 138 and encompasses the vast majority of Centennial's proposed boundaries. In June 2015, the Los Angeles County Board of Supervisors gave final approval for the AVAP. The AVAP provides Centennial with land use and zoning for residential and commercial development.
We are currently preparing the project level Environmental Impact Report, or EIR, and specific plan for Los Angeles County and anticipate the filing of those documents during 2017.
Grapevine at Tejon Ranch:
Grapevine is an approximately 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. The 2008 Conservation Agreement allows for the development of up to 12,400 acres in this area. We are currently focusing on approximately 8,010 acres for a mixed use development to include housing, retail, and commercial industrial components. Grapevine has received approval for 12,000 to 14,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. On December 6, 2016, the Kern County Board of Supervisors unanimously approved the EIR for the development of the Grapevine community. Subsequently, Kern County was sued related to the approval and we are working with Kern County to defend the approved EIR. The entire litigation and permitting process will take several years and the investment of several million dollars to successfully complete.

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
The following is a summary of the Company's residential real estate developments as of December 31, 2016:

Community:	Mountain Village	Grapevine	Centennial	Resort
Location:	Kern County	Kern County	Los Angeles	Residential
Entitlement Status[1]:	Entitled	Entitled[2]	In Progress	Total
Entitlement Area (acres):	26,417	8,010	12,323	46,750
Housing Units:	3,450	12,000	19,333	34,783
Commercial Development (sqft)[3]:	160,000	5,100,000	10,100,000	15,360,000
Open Areas (acres):	21,335	3,367	5,624	30,326
Costs to Date[4]:	$126,096	$23,917	$89,381	$239,394
(1) Estimated completion anticipated to be 25 years, or greater, from commencement of construction. To-date construction has not begun.
(2) Kern County was sued related to the approval of the EIR and we are working with Kern County to defend the approved EIR.
(3) MV also has approval for up to 750 lodging units and 350,000 square feet of facilities in support of two 18-hole golf courses.
(4) Total estimated project costs are difficult to accurately forecast with any certainty at this time due to finalization of entitlement and mapping processes, as well as final engineering for the developments, and capital funding structure selected. Dollars presented in thousands.
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
We are cautiously optimistic that we could see new production activity later in 2017 as oil prices stabilize in the mid-$50 per barrel range. We expect the improved oil prices will provide some improvements to our 2017 royalty revenues as compared to 2016 royalty revenues. We however are not expecting water sales for 2017 to be comparable to prior years due to the large amount of rain and snow in California in late 2016 and early 2017. Water sales for 2017 could be significantly lower than 2016.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We however do not engage in any oil exploration or extraction activities. As of December 31, 2016, approximately 7,300 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 301,000 barrels of oil and 238,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2016. Our share of production, based upon average royalty rates during the last three years, has been 114, 149, and 179, barrels of oil per day for 2016, 2015, and 2014, respectively. Approximately 273 active oil wells were located on the leased land as of December 31, 2016. Royalty rates on our leases averaged approximately 13% of oil production in 2016.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.
We have approximately 2,000 acres under lease to National Cement Company of California, Inc., or National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant, which increased during 2016 compared to 2015. The improvement in shipments is due to an increase in road construction activity as compared to the prior years. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants and at this time we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.
We also lease 521 acres to Granite Construction and Griffith Construction for the mining of rock and aggregate product that is used in construction of roads and bridges. The royalty revenues we receive under these leases are based upon the amount of product produced at these sites.
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
In August 2015, we entered into an agreement with PEF our current lessee under a power plant lease. Beginning in 2016, PEF may purchase from us up to 2,000 acre feet of water and from January 2017 through July 2030, PEF may purchase from us up to 3,500 acre feet of water per year, with an option to extend the term. PEF is under no obligation to purchase water from us in any year, but is required to pay us an annual option payment equal to 30% of the maximum annual payment. The price of the water under the agreement is $1,056 per acre foot of annual water in 2017, subject to 3% annual increases for the duration of the lease agreement. The Company's commitments to sell water can be met through current water assets.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,649; almonds—1,683; and pistachios—1,053. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley and we periodically lease 1,000 acres of land that is used for the growing of vegetables.
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
Sales of our grape crop typically occur in the third and fourth quarters of the calendar year, while sales of our pistachio and almond crops also typically occur in the third and fourth quarter of the calendar year, but can occur up to a year or more after each crop is harvested.
In 2016, we sold 47% of our grape crop to one winery, 23% to a second winery and the remainder to three other customers. These sales are under long-term contracts ranging from one to 12 years. In 2016, our almonds were sold to various commercial buyers, with the largest buyer accounting for 41% of our almond revenues. We sold pistachios to two customers with the largest accounting for 79% of our pistachio revenues. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases demand for the products we produce. The value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets, but we are now seeing this change as the U.S. dollar has strengthened against the Euro. The full potential impact of an increasing U.S. dollar to our pricing and revenue is not known at this time but we have seen a decline in almond prices.

Weather conditions, such as warmer than normal winter temperatures, could impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know if there has been a negative impact on 2017 production until late spring or early summer of 2017. We have also seen heavy rains and strong winds during the bloom period for almonds, which could negatively impact 2017 production.
Our water entitlement for 2017, available from the California State Water Project, or SWP, when combined with supplemental water, is adequate for our farming needs. The State Department of Water Resources, or DWR, has announced its estimated water supply delivery at 60% of full entitlement. We expect 2017 rainfalls to provide some relief from the drought California has been experiencing. However, we are cognizant that rainfall in 2017 may not be sufficient to compensate for the drought we have experienced in California over the last several years. The current 60% allocation of state SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of improved 2017 water supplies and the effects of 2016 drought on 2017 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6, (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
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
Ranch operations also includes Hunt at Tejon, which offers a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2016, game management accounts for 39% of the total revenue from ranch operations.
In addition, the ranch operations segment is in charge of upkeep, maintenance, and security of all 270,000 acres of land.
Approximately 256,000 acres are used for two grazing leases, which account for 36% of total revenues from ranch operations at December 31, 2016.
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
Customers
We had no customers account for 10% or more of our revenues from continuing operations in 2016 and 2015. In 2016, 2015, and 2014 the PEF power plant lease generated approximately 8%, 7%, and 7% of our total revenues. No other client tenant represents 5% or more of our revenues in 2016 and 2015.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.

Employees
At December 31, 2016, we had 152 full-time employees. We believe that we have good relations with our employees. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.
Reports
We make available free of charge through our Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also make available on our website our corporate governance guidelines, charters of our key Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request. We intend to disclose in the future any amendments to our Code of Business Conduct and Ethics for Directors, Officers, and Employees, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver. Any document we file with the Securities and Exchange Commission, or SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330.
Executive Officers of the Registrant
The following table shows each of our executive officers and the offices held as of March 1, 2017, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	56
Dennis J. Atkinson	Senior Vice President, Agriculture and Water	1998	66
Allen E. Lyda	Executive Vice President, Chief Financial Officer	1990	59
Hugh McMahon	Executive Vice President, Commercial/Industrial Development	2014	50
Joseph N. Rentfro	Executive Vice President, Real Estate	2015	48
Robert D. Velasquez	Vice President of Finance and Chief Accounting Officer	2015	50
Michael R.W. Houston	Senior Vice President, General Counsel	2016	42
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
Mr. Atkinson has been employed by us since July 1998, serving as Vice President, Agriculture, until 2008 when he was promoted to Senior Vice President, Agriculture. Mr. Atkinson's title was subsequently changed to Senior Vice President, Agriculture and Water to more accurately describe the responsibilities of his office.
Mr. Lyda has been employed by us since 1990, serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995 and Chief Financial Officer in 1999. Mr. Lyda was promoted to Senior Vice President in 2008, and Executive Vice President in 2012. Mr. Lyda's title was subsequently changed to Executive Vice President and Chief Financial Officer to more accurately describe the responsibilities of his office.
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
Mr. Velasquez joined the Company as Vice President of Finance of Tejon Ranchcorp, or TRC, a subsidiary of the Company, in November 2014. Mr. Velasquez's title was subsequently changed to Vice President of Finance and Chief Accounting Officer to more accurately describe the responsibilities of his office. Prior to joining TRC, Mr. Velasquez served as an Executive Director at Ernst & Young in their audit and assurance practice section. Mr. Velasquez worked with Ernst & Young from 1999 through 2014. Mr. Velasquez holds a B.S. in Business Administration with an option in Accounting from California State University, Los Angeles. Mr. Velasquez is a Certified Public Accountant in the state of California.
Mr. Houston joined the Company in May 2016 as the Senior Vice President, General Counsel. He previously worked for the City of Anaheim, where he served as City Attorney from 2013 – 2016. His background involves extensive experience in corporate governance, municipal law, real estate, land use and environmental issues. Prior to working for the City of Anaheim, he served as a partner for a Newport Beach, CA-based law firm of Cummins & White from 2011 to 2013, and prior to that, was a partner at Rutan & Tucker, LLP, Costa Mesa, CA.
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
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our future homes and commercial products live could reduce the demand for our products and, as a result, could adversely affect our business, results of operations, and financial condition. Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our real estate products live have had and may in the future have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates, and population growth, or an oversupply of product for sale or lease may reduce demand and depress prices and cause buyers to cancel their purchase agreements. This, in turn, could adversely affect our results of operations and financial condition.

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

We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Federal and state environmental laws also govern the construction and operation of our projects and require compliance with various environmental regulations, including analysis of the environmental impact of our projects and evaluation of our reduction in the projects’ carbon footprint and greenhouse gas emissions. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. Certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. Currently, the Grapevine entitlement approval has been opposed and litigation has been filed against Kern County as the approving governmental entity. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, emissions of greenhouse gases, water availability and criticism of proposed development in rural areas as being “sprawl”. In addition, California has a specific statutory and regulatory scheme intended to reduce greenhouse gas emissions in the state and efforts to enact federal legislation to address climate change concerns could require further reductions in our projects’ carbon footprint in the future.
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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 28, 2016, directors and members of our executive management team beneficially owned or controlled approximately 30% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant amount of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
A prolonged downturn in the real estate market or instability in the mortgage and commercial real estate financing industry, could have an adverse effect on our real estate business. Our residential housing projects, Centennial, MV, and Grapevine, are currently in the entitlement phase, permitting phase, or are fully entitled and waiting for development to begin. If a downturn in the real estate market or an instability in the mortgage and commercial real estate financing industry exists at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected. An excess supply of homes available due to foreclosures or the expectation of deflation in housing prices could also have a negative impact on our ability to sell our inventory when it becomes available. The inability of potential commercial/industrial clients to get adequate financing for the expansion of their businesses could lead to reduced lease revenues and sales of land within our industrial development.
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
Volatile oil and natural gas prices could adversely affect our cash flows and results of operations. Our cash flows and results of operations are dependent in part on oil and natural gas prices, which are volatile. Oil and natural gas prices also impact the amount we receive for selling and renewing our mineral leases. Moreover, oil and natural gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and natural gas; actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibilities of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets; and the effect of worldwide energy conservation measures and governmental regulations. Any substantial or extended decline in the price of oil and gas could have a negative impact on our business, liquidity, financial condition and results of operations. Substantial or extended declines in future natural gas or crude oil prices would have a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in natural gas and crude oil prices may cause us to delay development projects and could negatively impact our ability to borrow, our cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans.
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
Terrorist attacks may have an adverse impact on our business and operating results and could decrease the value of our assets. Terrorist attacks such as those that have taken place in recent years, could have a material adverse impact on our business, our operating results, and the market price of our common stock. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties. To the extent that future terrorist attacks impact our client tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations.
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
Approximately 247,000 acres of our land are located in Kern County, California. The Kern County general plan, or the “General Plan”, for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the General Plan is intended to provide guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. We have three major master planned real estate projects in Kern County that have received entitlement approvals from Kern County: Mountain Village, TRCC and Grapevine.
The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. We are currently pursuing specific plan entitlement for phase one entitlement for Centennial on approximately 12,323 acres of this land. See Item 1, “Business—Real Estate Development Overview.”
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
In addition to the WRMWSD contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or TCWD, a local water district serving our land in the district and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has approximately 33,390 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and our Company. TCWD is the water supplier to TRCC, and will be the principal water supplier for any significant residential and recreational development in MV. TCWD will also be the water district that provides services to Grapevine.
We have a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have banked 17,287 acre feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. In 2007 and 2008 we contracted for 2,362 additional acre-feet of water from AVEK, but have deferred delivery of the water to a future year. We anticipate adding additional water to the water bank in the future, as water is available. In 2010 we began participating with AVEK in a water-banking program and we have approximately 13,033 acre-feet of water to our credit in this program.

Over time we have also purchased water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK or has been placed in our water bank. We also have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035. On November 6, 2013, the Company completed the acquisition of a water purchase agreement that will allow and require the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, through the Kern County Water Agency. The aggregate purchase price was approximately $18,700,000 and was paid one-half in cash and one-half in shares of Company Common Stock. The number of shares of Common Stock delivered was determined based on the volume weighted average price of Common Stock for the ten trading days that ended two days prior to closing, which calculated to be 251,876 shares of Common Stock.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2016 was $695 per acre-foot. Purchase costs in 2016 and beyond are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2017 purchase cost of $717 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2016, SWP allocations were approximately 60% of contract levels, and WRMWSD was able to supply us with water from various sources that when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from others, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 60% preliminary SWP water allocation has been made by the DWR for 2017. The current 60% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs.
All SWP water contracts require annual payments related to the fixed and variable costs of the SWP and each water district, whether or not water is used or available. WRMWSD and TCWD contracts also establish a lien on benefited land.
Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor and support current agricultural operations. Ground water in the Antelope Valley Basin is the subject of litigation. See Item 3, “Legal Proceedings” for additional information about this litigation. Please refer to "Note 14. Commitments and Contingencies" for further discussion.
A new development with respect to groundwater is the Sustainable Groundwater Management Act, or SGMA, which became effective January 1, 2015. For the water districts in which the Company participates in the San Joaquin Valley, Groundwater Sustainability Plans are to be developed by 2020. Through those plans it will have to be demonstrated to the satisfaction of the Department of Water Resources, that the basins are "sustainable" and in balance by 2040, which could ultimately lead to restrictions on the use of groundwater. The Company's lands are located in the White Wolf Basin, which is a basin that is currently not over-drafted, so there is no anticipation at this time of any restriction related to manageable uses of ground water. However, the Company's lands are in relatively good condition because of the diverse inventory of surface water supplies and banked water that the Company has access to as mentioned above.
There have been many environmental challenges regarding the movement of SWP water through the Sacramento Delta. Operation of the Delta pumps are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. Biological Opinions, or BOs, issued by the U.S. Fish and Wildlife Service and National Marine Fisheries Service in 2008 and 2009 contain restrictions on pumping from the Delta. These BOs are being challenged in the courts by both water agencies and environmental groups, which challenges were for the most part unsuccessful. There are many groups, governmental and private, working together to develop a solution in the future to mitigate the curtailment of water from the Delta.

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
Other Activities
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $65,000,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East. During 2016, we received $6,155,000 in reimbursement from the East CFD bonds.
In 2016 and 2015, we paid approximately $2,585,000 and $1,926,000 in special taxes related to the CFDs. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2017 of approximately $2,585,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2016.
ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in various legal matters arising out of its operations in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company.
For a discussion of legal proceedings, see Note 14 Commitments and Contingencies of the Notes to the Consolidated Financial Statements.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, for each calendar quarter during the last two years:

	2016		2015
Quarter	High	Low	High	Low
First	$21.58	$16.85	$29.74	$23.57
Second	$24.90	$19.50	$27.10	$23.84
Third	$26.99	$22.00	$28.00	$21.50
Fourth	$27.99	$21.13	$24.28	$18.12
As of February 28, 2017, there were 303 registered owners of record of our Common Stock.
No cash dividends were paid in 2016 or 2015 and at this time there is no intention of paying cash dividends in the future. During 2013, the Company did provide a dividend consisting of warrants to our shareholders. Please see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Structure and Financial Condition" for information concerning the warrant dividend program.
On October 13, 2014, the Tejon Ranchcorp, a subsidiary of the Company, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note. This new credit facility contains customary negative covenants that limit the ability of the Company to, among other things, pay dividends or repurchase stock to the extent that immediately following any such dividend or repurchase of stock, total liabilities divided by tangible net worth (Stockholders Equity) is not greater than 0.75 to 1.0.
For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.
The annual stockholder performance graph will be provided separately in our annual report to stockholders.
ITEM 6.     SELECTED FINANCIAL DATA

	2016	2015	2014	2013	2012
Total revenues from operations, including interest and other income	$47,236	$52,056	$52,291	$46,345	$48,444
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	$(6,247)	$(2,287)	$3,165	$2,183	$4,471
Equity in earnings of unconsolidated joint ventures	$7,098	$6,324	$5,294	$4,006	$2,535
Net income	$515	$2,912	$5,762	$4,103	$4,283
Net (loss) income attributable to noncontrolling interests	$(43)	$(38)	$107	$(62)	$(158)
Net income attributable to common stockholders	$558	$2,950	$5,655	$4,165	$4,441

Total assets	$439,701	$431,919	$431,923	$342,879	$327,856
Long-term debt, less current portion	$69,853	$73,223	$74,023	$4,459	$212
Equity	$334,467	$331,308	$324,333	$320,187	$308,259
Net income attributable to common stockholders per share, diluted	$0.03	$0.14	$0.27	$0.20	$0.22

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Part I, "Forward-Looking Statements" for our cautionary statement regarding forward-looking information.

This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 15(a)1 of this Form 10-K, beginning at page F-1. It also should be read in conjunction with the disclosure under “Forward-Looking Statements” in Part 1 of this Form 10-K. When this report uses the words “we,” “us,” “our,” “Tejon,” “TRC,” and the “Company,” they refer to Tejon Ranch Co. and its subsidiaries, unless the context otherwise requires. References herein to fiscal year refer to our fiscal years ended or ending December 31.
OVERVIEW
Our Business
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
We currently operate in five operating segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
Our commercial/industrial real estate development segment generates revenues from building, land lease activities, and land and building sales. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Within our resort/residential segment, the three active developments are MV, Centennial, and Grapevine. During the last quarter of 2016, the Kern County Board of Supervisors granted entitlement approval for our land planning activities for Grapevine, which is an approximately 8,010 acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. These approvals included certification of our final environmental impact report and related findings, approval of associated general plan amendments, and adoption of associated zoning maps. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios. Lastly, the ranch operation segment consists of game management revenues and ancillary land uses such as grazing leases and filming.
Financial Highlights
For 2016, net income attributable to common stockholders was $558,000 compared to $2,950,000 in 2015. Factors driving the change include: a decline in farming revenues of $5,188,000 resulting from declines in commodity prices and a decline of mineral resource revenues of $963,000 resulting from falling oil prices in 2016. Offsetting the decline in net income were the following factors: an increase in commercial real estate revenues of $1,166,000 resulting from a land sale, and increased rents, a gain on sale of building and land located in Rancho Santa Fe, California of $1,044,000, an overall reduction in total expenses of $860,000, and an increase in income from unconsolidated joint ventures of $774,000.
For 2015, net income attributable to common stockholders was $2,950,000 compared to $5,655,000 in 2014. The change was driven by a decline in mineral resource revenues of $1,139,000 resulting from deteriorating oil prices in 2015, a $2,162,000 increase in corporate expenses of which a majority relates to pension and staffing costs, and a decline in pistachio revenues of $1,160,000 resulting from the poor yields caused by the mild winter of 2015. Income from our joint ventures increased by $1,030,000, partially offsetting the declines in net income noted above. Our joint venture with TA/Petro largely contributed to this increase which is further discussed in the Results of Operations.
For the year ended December 31, 2016 we had no material lease renewals.
During 2017, we will continue to invest funds toward the achievement of entitlements, permits, and maps for our land and for master project infrastructure and vertical development within our active commercial and industrial development. Securing entitlements for our land is a long, arduous process that can take several years and often involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.

During the fourth quarter of 2015, the Company reclassified revenues and expenses previously classified as commercial/industrial into a new segment called Ranch Operations. Ranch Operations is comprised of grazing leases, game management, and other ancillary services supporting the ranch.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 16 (Operating Segments and Related Information) of the Notes to Consolidated Financial Statements.
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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2016, the weighted-average actuarial assumption of the Company’s defined benefit plan consisted of a discount rate of 4.3%, a long-term rate of return on plan assets of 7.5%, and assumed salary increases of 3.5%. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50 basis point change in the discount rate used, our projected benefit obligation would change approximately $900,000.
Stock-Based Compensation - We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans include both restricted stock units and restricted stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2016 financial statements do not reflect any compensation expenses for stock options. All stock options issued in the past have been exercised or forfeited.
We make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by approximately $400,000 depending on whether the change in estimate increased or decreased shares vesting.
See Note 11, Stock Compensation - Restricted Stock and Performance Share Grants, of the Notes to Consolidated Financial Statement for total 2016 stock compensation expense related to stock grants.

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
Real Estate – Commercial/Industrial
During 2016, commercial/industrial segment revenues increased $1,166,000, or 14% when compared to 2015. In October 2016, we sold unimproved real property located at TRCC-East for $1,193,000. We recognized $710,000 of the revenues in 2016 and will recognize the remainder upon the completion of certain on-site land improvements, which are expected to be completed during the first half of 2017. Also in 2016, we placed into service a multi-tenant building leased to Baja Fresh and Habit Burger increasing lease revenue by $266,000. Lastly, we recognized additional leasing revenues of $48,000 from Starbucks and Pieology given that they were not placed into service until the latter part of the second quarter of 2015.
Commercial/industrial real estate segment expenses were $7,100,000 during 2016, an increase of $406,000, or 6%, compared to the same period in 2015. During 2016, there were increases in professional services and repairs and maintenance of $126,000 and $108,000, respectively. Additionally, the basis in the land sold was $95,000.
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

Commercial/industrial real estate segment expenses were $6,694,000 during 2015, a decrease of $512,000, or 7%, compared to the same period in 2014, primarily due to a $591,000 decrease in Tejon-Castac Water District, or TCWD, fixed water assessments during 2015. TCWD decreased water assessment taxes as a result of an increase in TCWD water sales to parties outside of the district, which provided additional funds to TCWD. The decrease in commercial/industrial expenses was partially offset by a $173,000 increase in landscape maintenance costs resulting from a full year of operations from the Outlets at Tejon along with our three new tenants discussed above.
The logistics operators currently located within our Commerce Center have demonstrated success in serving all of California and the western region of the United States, and we are building from their success in our marketing efforts. We will continue to focus our marketing strategy for TRCC-East and TRCC-West on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our strategy fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment. We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company has partnered with Majestic Realty Co. in the speculative development of a 480,000 square foot, state-of-the-art distribution facility. Construction of the facility is underway, and is scheduled to be complete in the late third quarter of 2017.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino, to include Perris, Moreno Valley, and Beaumont. As development in the Inland Empire continues to move east and farther away from the ports, our potential disadvantage of our distance from the ports is being mitigated. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. At year-end 2016, vacancy rates in the Inland Empire approximated 4.1%; primarily due to demand keeping pace with the development of new buildings for lease. Without the increase in new development, the vacancy rate would have declined. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
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
Real Estate – Resort/Residential
Resort/residential segment expenses declined $719,000 primarily due to additional capitalization of payroll and overhead costs of $475,000 that were identified to be incremental to our master plan development projects. In addition, there were decreases in professional service and fees of $261,000.
In 2015, resort/residential segment expenses declined $259,000 primarily due to additional capitalization of payroll and benefits more than offsetting the increase in compensation costs. In 2014, we brought in-house full management responsibility for both the MV and Grapevine developments and the full impact of that decision resulted in an increase in compensation costs of $764,000 in 2015. An offsetting benefit to the compensation cost increase from internalizing management was a decrease in professional service fees of $206,000.

Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering and conservation activities. We have three major resort/residential communities within this segment: Centennial, Grapevine, and MV. We are in the process of achieving entitlements and expect to file the EIR and specific plan for Los Angeles County during 2017 for Centennial, we do not have a fully approved project and therefore we do not have inventory for sale. As it relates to Grapevine, we are working with Kern County to defend the approved EIR. The entire litigation and permitting process will take several years and the investment of several million dollars to successfully complete. For MV, we have a fully permitted and entitled project and, we are in the process of getting approval for tentative tract maps, which we believe will be complete in late 2017. We are also completing land plans and engineering studies in preparation for development in the future as the economy improves and the second home market improves.
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
We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As the California economy continues to improves we believe the perception of land values will also begin to improve and the long-term fundamentals that support housing demand in our region, primarily California population growth and household formation will also improve. California also has a significant housing shortage, which we believe our communities will help ease as the population base within California continues to grow.
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.
Mineral Resources
Revenues from our mineral resources segment decreased $963,000, or 6%, to $14,153,000 in 2016 compared to $15,116,000 in 2015. The decrease is primarily due to a $1,112,000 decrease in oil royalty revenues driven by lower average prices for a barrel of oil, which then led to declines in production. Please refer to below table for current and historical production volume and pricing. Also in 2016, we sold 7,285 acre feet of water compared to 7,922 acre feet in 2015 reducing water revenues by $570,000. Offsetting those amounts were improvements in cement, sand, and rock royalties of $330,000 and reimbursable costs and other of $364,000. We now expect that water sales for 2017 could be significantly lower than 2016, due to the winter rains and snow that are at historical levels.
Mineral resources expenses during 2016 increased $400,000 compared to 2015, primarily due to increases in payroll and salaries of $125,000 and fuel costs of $94,000 related to transferring and banking water. The remainder of the increase can be attributed to increases in other expenses including property taxes, professional services, and fees.
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

Oil and gas production numbers and average pricing were as follows for the years ended December 31:

	2016	2015	2014
Oil production (barrels)	301,000	445,000	499,000
Average price per barrel for each year	$37.00	$45.00	$90.00
Natural gas production (millions of cubic feet)	238,000	315,000	230,000
Average price per thousand cubic feet	$0.56	$1.58	$2.40
Please refer to Item 1, "Business - Mineral Resources" for additional information regarding oil barrels per day production.
Although oil prices improved during the fourth quarter of 2016, we expect our largest tenant, California Resources Corporation, or CRC, to continue its 2016 program of producing from current active wells at lower levels with no near term intent to begin new drilling programs until oil prices increase and stabilize at higher levels. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled. With the overall improvement in prices, we could see an improvement in royalty revenue. Thus far in 2017, oil prices have improved and are approximately 7% to 10% below West Texas Intermediate pricing.
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

Farming
During 2016, farming revenues decreased by $5,188,000 from $23,836,000 in 2015 to $18,648,000 in 2016. The below table reflects crop revenues in thousands for the previous two years by variety of product and crop year.
Key highlights include:

•
An overall reduction in market price for current year almonds along with management's decision to sell more crops in 2015, taking advantage of higher prices, reduced almond revenues by $4,865,000. In 2016, the California almond industry had strong yields, driving prices downward.

•
We recovered from the mild winter of 2015 that adversely affected our 2015 pistachio crop yields. Total 2016 crop yield was at a recent historical high of 3,200,000 pounds. Despite the robust 2016 yields, a decline in market prices lowered pistachio revenues by $226,000 when compared to 2015 revenues, which were primarily generated through insurance proceeds and market price adjustments. In 2016, the California pistachio industry had strong yields, driving prices downward.

•	Improvement in other revenues is driven by a new farm land lease and recoverable costs.

	December 31, 2016			December 31, 2015			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold	Average Price
ALMONDS (lbs.)
Current year crop	$5,282	2,106	$2.51	$7,377	2,210	$3.34	$(2,095)	(104)	$(0.83)
Prior year crops	1,363	454	$3.00	3,601	916	3.93	(2,238)	(462)	(0.93)
Prior crop price adjustment	653			1,260			(607)
Signing bonus	75			—			75
Subtotal Almonds[1]	$7,373	2,560	$2.60	$12,238	3,126	$3.51	$(4,865)	(566)	$(0.91)
PISTACHIOS (lbs.)
Current year crop	$5,844	2,883	$2.03	$183	64	$2.86	$5,661	2,819	$(0.83)
Prior year crops	274	47	5.83	1,271	214	5.94	(997)	(167)	(0.11)
Prior crop price adjustment	81			2,271			(2,190)
Crop Insurance	—			2,700			(2,700)
Subtotal Pistachios[1]	$6,199	2,930	$2.09	$6,425	278	$5.23	$(226)	2,652	$(3.14)
WINE GRAPES (tons)
Current year crop	$3,725	14.0	$266.07	$4,338	16.0	$271.13	$(613)	(2.0)	$(5.06)
Crop Insurance	19						19
Subtotal Wine Grapes	$3,744	14.0	$266.07	$4,338	16.0	$271.13	$(594)	(2.0)	$(5.06)
Other
Hay	$520			$749			$(229)
Other farming revenues	812			86			726
Total farming revenues	$18,648			$23,836			$(5,188)

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in tons.
Farming expenses decreased $311,000, or 2% during 2016 compared to 2015. In 2016, almond costs decreased $1,019,000 or 15% as we spent less time pruning trees, applying pesticides, and removing mummies, all of which are time and labor intensive. The decrease in almond costs were offset by an increase in wine grape costs of $260,000 as a result of a 10% increase in the number of acres farmed and an increase in fixed water costs of $256,000 paid to WRMWSD.

During 2015, farming revenues increased by $401,000 from $23,435,000 in 2014 to $23,836,000 in 2015. The below table reflects crop revenues in thousands for the previous two years by variety of product and crop year.

	December 31, 2015			December 31, 2014			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold	Average Price
ALMONDS (lbs.)
Current year crop	$7,377	2,210	$3.34	$6,013	1,835	$3.28	$1,364	375	$0.06
Prior year crops	3,601	916	3.93	2,523	754	$3.35	1,078	162	0.58
Prior crop price adjustment	1,260			1,458			(198)
Signing bonus	—			42			(42)
Subtotal Almonds[1]	$12,238	3,126	$3.51	$10,036	2,589	$3.30	$2,202	537	$0.21
PISTACHIOS (lbs.)
Current year crop	$183	64	$2.86	$3,809	1,531	$2.49	$(3,626)	(1,467)	$0.37
Prior year crops	1,271	214	5.94	1,102	252	4.37	169	(38)	1.57
Prior crop price adjustment	2,271			2,674			(403)
Insurance	2,700			—			2,700
Subtotal Pistachios[1]	$6,425	278	$5.23	$7,585	1,783	$2.75	$(1,160)	(1,505)	$2.48
WINE GRAPES (tons)
Current year crop	$4,338	16.0	$271.13	$3,978	14.2	$280.14	$360	1.8	$(9.01)
Subtotal Wine Grapes	$4,338	16.0	$271.13	$3,978	14.2	$280.14	$360	1.8	$(9.01)
Other
Hay	$749			$1,361			$(612)
Other farming revenues	86			475			(389)
Total farming revenues	$23,836			$23,435			$401

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in tons.
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

Thus far in 2017, the prices for our crops, especially almonds and pistachios, have seen some stabilization at the lower levels seen at the end of 2016. The decline in prices was driven by higher almond production and larger pistachio inventories. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. Our long-term projection is that crop production, especially of almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production.
An unknown factor related to future statewide production and the continuation of new plantings will be how new state ground water management laws impact the amount of farming land in production over the next five to ten years, which could eventually reduce production. The rains and snow of 2017 are not expected to significantly impact the ground water basins within the Central Valley of California, and therefore could still lead to a reduction in crop production. We are less impacted due to our water sources and the ground water basin we are in. We have had a relatively mild winter thus far, which could possibly impact our almond and pistachio production due to a low level of dormant hours. Dormant hours allow the trees to rest, which enhances the growth of the tree and production. It is too early to project 2017 crop yields and what impact that may have on prices later in 2017.
Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2017. Please see our discussion on water in Item 2, "Properties - Water Operations."
The DWR announced its 2017 estimated water supply delivery at 60% of full entitlement. We expect this number to increase by late spring due to continued rains during February 2017. The current 60% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in should allow us to have sufficient water for our farming needs. See Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
For further discussion of the farming operations, refer to Item I “Business—Farming Operations.”
Ranch Operations
Revenues from ranch operations decreased $585,000 from $3,923,000 in 2015 to $3,338,000 in 2016. The decline is attributed to a $362,000 decrease in game management revenues. The on-going California drought has had an adverse effect on the quality and availability of harvestable game due to shortages in food supplies. Also contributing to the decrease is a drought clause within our grazing leases taking effect amidst the California drought, which reduced revenues by $297,000. Improvements from other revenue sources, such as filming location fees offset the declines noted by $67,000.
Ranch operations expenses decreased $378,000 to $5,734,000 in 2016 from $6,112,000 in 2015. The drought as discussed above, has reduced hunt volume in 2016, thus reducing related costs such as payroll, supplies, fuel, and other services.
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
Other Income
Total other income increased $750,000 to $1,659,000, or 83%, during 2016 from $909,000 in 2015. In November 2016, we sold building and land located in Rancho Santa Fe California for $4,700,000, recognizing a gain of $1,044,000. Offsetting the gain from Rancho Santa Fe California is a reduction of interest and other income of $294,000.
Total other income declined $313,000, or 26%, during 2015 when compared to 2014. Investment income also declined $245,000, or 26% during 2014. The decline in both periods is primarily attributable to lower average investment balances and a decline in overall yield on the portfolio as higher yielding securities matured through the year. The above interest income relates to our marketable securities portfolio as further disclosed in Note 3, Marketable Securities of the Notes to Consolidated Financial Statements.

Corporate Expenses
Corporate general and administrative costs decreased $258,000, or 2%, during 2016 when compared to 2015. In 2016, we did not recognize a one-time-non-cash pension settlement charge of $536,000 as we did in 2015, which is discussed below. In addition, personnel levels decreased resulting in decreased payroll and salaries of $415,000. Offsetting the decreases include an increase in stock compensation of $532,000 resulting from meeting performance milestones and issuing new performance grants.
Corporate general and administrative costs increased $2,162,000, or 20%, during 2015 when compared to 2014. We attribute $2,077,000 of the increase to payroll, severance and benefit costs. In 2015, the Company experienced an increase of $527,000 in workers compensation and health insurance costs. Workers compensation typically increases as total payroll increases while health insurance increased as a result of the Affordable Care Act. Also, during 2015 we recognized a one-time charge related to employee severance of $633,000. Lastly, we experienced an increase in pension and retirement charges of $917,000. Included in this amount is a one-time non-cash pension settlement charge of $536,000.
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
During 2016, equity in earnings from unconsolidated joint ventures grew to $7,098,000, or an increase of $774,000, compared to $6,324,000 in 2015. TA/Petro, when compared to 2015, contributed an additional $868,000 in earnings from unconsolidated joint ventures. The improvement in operations within the TA/Petro joint venture was driven by an increase in diesel volumes of 1.5 million gallons and gas volumes of 1.0 million gallons.
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
The improvement in the volumes of fuel sales for 2016 and 2015 continued to be driven by the growing amount of traffic along Interstate 5 and the expansion of offerings at TRCC such as the Outlets at Tejon and new restaurants. We expect the trend of increased volumes of fuel sales to continue into 2017.
Income Taxes
For the twelve months ended December 31, 2016, the Company incurred a net income tax expense of $336,000 compared to a net income tax expense of $1,125,000 for the twelve months ended December 31, 2015. These represent effective income tax rates of approximately 39% and 28% for the twelve months ended December 31, 2016 and, 2015, respectively. The effective tax rate is impacted by the noncontrolling interest held in the Centennial joint venture and the impact of depletion allowances. During 2016, permanent tax differences declined due to lower depletion allowances. Depletion allowances declined due to a reduction in oil and gas revenues. As of December 31, 2016 and 2015 we had an income tax receivable and payable of $468,000 and $1,237,000, respectively.
As of December 31, 2016, we had net deferred tax assets of $2,282,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock grant expense. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made total income tax payments of $1,750,000 in 2016 and $2,100,000 during 2015. The Company received refunds of $615,000 in 2016 and $283,000 in 2015.

Liquidity and Capital Resources
Cash Flow and Liquidity
Our financial position allows us to pursue our strategies of land entitlement, development, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core operating segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, investment proceeds, and short-term borrowings from our bank credit facilities. In the past, we have also issued common stock and used the proceeds for capital investment activities. In 2014, our use of long-term debt to finance capital needs increased significantly.
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
Our cash and cash equivalents and marketable securities totaled approximately $27,933,000 at December 31, 2016, a decrease of $6,812,000, or 20%, from the corresponding amount at the end of 2015. Cash and cash equivalents and marketable securities decreased during 2016 due to the sale and maturity of $11,750,000 in marketable securities of which we reinvested $5,983,000. We used cash from operations, net proceeds from marketable securities as well as the use of our line-of-credit to finance our real estate development projects at Grapevine, MV, Centennial, and TRCC.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2016	2015	2014
Operating activities	$5,585	$16,968	$13,218
Investing activities	$(10,242)	$(12,661)	$(92,592)
Financing activities	$3,985	$(8,015)	$75,981
During 2016, our operations provided $5,585,000 of cash primarily attributable to operating results from mineral resources, and commercial real estate activities. We also received a $4,500,000 distribution from our TA/Petro joint venture. Please refer to "Results of Operations by Segment" for further discussion on our operating results.
During 2015, our operations provided $16,968,000 of cash primarily attributable to operating results mainly from farming, mineral resource, and leasing revenues. We also received a distribution of $7,200,000 from the TA/Petro joint venture.
During 2016, investing activities used $10,242,000 of cash primarily as a result of $26,380,000 in real estate and equipment expenditures. Of the $26,380,000 we spent $5,253,000, $5,244,000, $5,516,000 on pre-development and entitlement costs on our Centennial, MV, and Grapevine projects, respectively. At TRCC we used $5,196,000 for supporting infrastructure projects. Our farming segment cash outlay was $2,006,000 for developing new almond crops and acquiring farm equipment. We invested $2,161,000 into our mineral resources division primarily to develop two new water wells. The remainder of the capital investments primarily relate to capital equipment used as part of our ranch operations and corporate segments. Outside of capital projects, we acquired $5,983,000 in marketable securities and contributed $2,000,000 to joint ventures with Majestic. Offsetting our cash outlays are maturities and sales of marketable securities of $11,750,000, distributions from our joint venture partners of $1,600,000, and reimbursements from TRPFFA for qualifying infrastructure projects of $6,155,000,
During 2015, investing activities used $12,661,000 of cash primarily as a result of $28,048,000 in real estate and equipment expenditures. Of the $28,048,000 we spent $5,317,000, $5,585,000, $5,667,000 on pre-development and entitlement costs on our Centennial, MV, and Grapevine projects, respectively. We used $7,023,000 for the development of two multi-tenant buildings along with supporting infrastructure projects over at TRCC. We invested $2,583,000 into our farming segment for the development of new almond and wine grape crops along with acquiring new farming equipment. We invested $1,199,000 into water related projects including water turnouts and wells that will ultimately support our real estate and farming operations. The remainder of the capital investments primarily relate to capital equipment used as part of our ranch operations and corporate segments. Outside of capital projects, we acquired $15,574,000 in marketable securities. Offsetting our cash outlays are maturities and sales of marketable securities of $24,157,000, distributions from our joint venture partners of $1,100,000, and reimbursements from TRPFFA for qualifying infrastructure projects of $4,971,000,

Our estimated capital investment for 2017 is primarily related to our real estate projects as it was in 2016. These estimated investments include approximately $8,430,000 of infrastructure development at TRCC-East and West to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. It is assumed we will invest up to $1,600,000 into the Majestic joint venture as equity for completion of a new building. We are also investing approximately $1,420,000 to begin development of a new almond orchard and the acquisition of new farming equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to $19,950,000 for land planning, entitlement activities, and development activities at MV, Centennial, and Grapevine during 2017. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding entitlement efforts for Centennial, litigation and permitting activities for Grapevine, and tentative tract maps for MV. Our plans also call for the potential investment of up to $1,300,000 in water infrastructure and as opportunities arise to help secure additional water assets for real estate, farming, and as an investment. We are also planning to potentially invest up to $900,000 in the normal replacement of operating equipment, such as ranch equipment, and updates to our information technology systems.
During 2016, financing activities provided $3,985,000 through $20,700,000 in drawdowns from our line of credit offset by paydowns of $13,815,000 on our line of credit and long-term borrowings.
During 2015, financing activities used $8,015,000 resulting from borrowing $17,540,000 on our line of credit offset by payments of $24,390,000 on our line of credit and long-term borrowings.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit over the next twelve months to fund internal operations. As we move forward with the completion of the entitlement process for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt financing.
Capital Structure and Financial Condition
At December 31, 2016, total capitalization at book value was $415,873,000 consisting of $81,406,000 of debt, net of deferred financing costs, and $334,467,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 19.6%, which is an increase when compared to the debt-to-total-capitalization ratio of 18.2% at December 31, 2015.
On October 13, 2014, the Company as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in MV as disclosed in the Current Report on Form 8-K filed on July 16, 2014. The Term Loan had a $69,439,000 balance as of December 31, 2016. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. The outstanding balance on the RLC was $7,700,000 and $0 as of December 31, 2016 and 2015, respectively.
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

The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At December 31, 2016, we were in compliance with the financial covenants.
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
We also have a $4,750,000 promissory note agreement with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of December 31, 2016 is $3,961,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. In April 2016, we filed an updated shelf registration statement on Form S-3 that went effective in May 2016. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding need.
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of 3,000,000 warrants to purchase shares of Company common stock, par value $0.50 per share, or Warrants, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant entitled the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share and expired unexercised on August 31, 2016.
As noted above, at December 31, 2016, we had $27,933,000 in cash and securities and as of the filing date of this Form 10-K, we have $22,300,000 available on credit lines to meet any short-term liquidity needs.
We continue to expect that substantial investments will be required in order to develop our land assets. In order to meet these capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near-term as described earlier in the cash flow and liquidity discussions.

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2016, to be paid over the next five years:

	Payments Due by Period
($ in thousands)	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$271,135	$8,240	$16,917	$17,527	$228,451
Long-term debt	73,867	3,854	8,116	8,549	53,348
Interest on long-term debt	18,767	2,954	5,439	4,764	5,610
Cash contract commitments	4,650	2,441	1,138	—	1,071
Defined Benefit Plan	3,252	181	424	526	2,121
SERP	5,023	503	991	970	2,559
Tejon Ranch Conservancy	4,000	800	1,600	1,600	—
Financing fees	163	163	—	—	—
Total contractual obligations	$380,857	$19,136	$34,625	$33,936	$293,160
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
As discussed in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2016, we did not make any pension contributions and it is projected that there will be no required contributions in 2017.
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. Also, included in the cash contract commitments are estimated fees earned during the second quarter of 2014 by a consultant, related to the entitlement of the Grapevine Development Area. The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of litigated project entitlements and at a value measurement date five-years after entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
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

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to the CFDs.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit	$4,921	$4,921	$—	$—	$—
Total other commercial commitments	$4,921	$4,921	$—	$—	$—
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
In connection with the sale of bonds there is a standby letter of credit for $4,921,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two year's worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2015.
At December 31, 2016, aggregate outstanding debt of unconsolidated joint ventures was $97,318,000. We guarantee $82,043,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,275,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
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

	Year-Ended December 31,
($ in thousands)	2016	2015	2014
Net income	$515	$2,912	$5,762
Net income (loss) attributed to non-controlling interest	(43)	(38)	107
Interest, net
Consolidated	(457)	(528)	(696)
Our share of interest expense from unconsolidated joint ventures	1,449	1,113	662
Total interest, net	992	585	(34)
Income taxes	336	1,125	2,697
Depreciation and amortization:
Consolidated	4,549	5,090	4,871
Our share of depreciation and amortization from unconsolidated joint ventures	3,630	2,878	2,390
Total deprecation and amortization	8,179	7,968	7,261
EBITDA	10,065	12,628	15,579
Stock compensation expense	4,585	3,757	3,534
Adjusted EBITDA	$14,650	$16,385	$19,113
The Company utilizes net operating income (NOI) for its unconsolidated joint ventures as a measure of financial or operating performance that is not specifically defined by GAAP in the United States. We believe NOI of unconsolidated joint ventures provides investors with additional information concerning operating performance of our unconsolidated joint ventures. We also use this measure internally to monitor the operating performance of our unconsolidated joint ventures. Our computation of this non-GAAP measure may not be the same as similar measures reported by other companies. This non-GAAP financial measure should not be considered as an alternative to net income as a measure of the operating performance of our unconsolidated joint ventures or to cash flows computed in accordance with GAAP as a measure of liquidity nor are they indicative of cash flows from operating and financial activities of our unconsolidated joint ventures.

The following schedule reconciles net income from unconsolidated joint ventures to NOI.

	Year-Ended December 31,
($ in thousands)	2016	2015	2014
Net income of unconsolidated joint ventures	$11,782	$10,523	$8,944
Interest expense of unconsolidated joint ventures	2,757	2,135	1,227
Operating income of unconsolidated joint ventures	14,539	12,658	10,171
Depreciation and amortization of unconsolidated joint ventures	6,832	5,425	4,891
Net operating income of unconsolidated joint ventures	$21,371	$18,083	$15,062
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
Our current RLC has an outstanding balance of $7,700,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one for $69,439,000 that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The outstanding balance on the second term loan is $3,961,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the new loan.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2016
(In thousands except percentage data)

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets:
Marketable securities	$6,979	$13,787	$6,006	$—	$—	$—	$26,772	$26,675
Weighted average interest rate	1.32%	1.59%	1.73%	—%	—%	—%	1.55%
Liabilities:
Revolving line of credit	$7,700	$—	$—	$—	$—	$—	$7,700	$7,700
Weighted average interest rate	2.26%	—%	—%	—%	—%	—%	—%
Long-term debt ($4.75M note)	$266	$277	$289	$302	$315	$2,512	$3,961	$3,961
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$3,393	$3,563	$3,715	$3,881	$4,051	$50,836	$69,439	$69,439
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$195	$218	$54	$—	$—	$—	$467	$467
Weighted average interest rate	3.35%	3.35%	3.35%	—%	—%	—%	3.35%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2015
(In thousands except percentage data)

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets:
Marketable securities	$8,257	$9,068	$13,315	$2,335	$—	$—	$32,975	$32,815
Weighted average interest rate	1.14%	1.54%	1.89%	2.16%	—%	—%	1.40%
Liabilities:
Long-term debt ($4.75M note)	$255	$266	$277	$289	$302	$2,826	$4,215	$4,215
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$561	$3,393	$3,563	$3,715	$3,881	$54,887	$70,000	$70,000
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Our risk with regard to fluctuations in interest rates has decreased slightly related to marketable securities since these balances have decreased compared to the prior year.
Commodity Price Exposure
As of December 31, 2016, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2016 and 2015 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $8,740,000 of accounts receivable outstanding at December 31, 2016, $6,000,000 or 69%, is at risk to changing prices. Of the amount at risk to changing prices, $4,136,000 is attributable to pistachios, and $1,864,000 is attributable to almonds.

The price estimated for recording accounts receivable for pistachios recorded at December 31, 2016 was $2.03 per pound, as compared to $2.88 per pound at December 31, 2015. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $20,406. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.88 to $4.25. With respect to almonds, the price estimated for recording the receivable was $2.51 per pound, as compared to $3.34 per pound at December 31, 2015. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $6,469. The range of final prices over the last three years for almonds has ranged from $2.51 to $3.97 per pound.
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
See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting following ITEM 15(a)(2) - FINANCIAL STATEMENT SCHEDULES of this Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of the Registrant.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2017 Annual Meeting of Stockholders and will be found under the captions "The Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance, "Code of Business Conduct and Ethics and Corporate Governance Guidelines," and "Corporate Governance Matters."
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2017 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2017 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."

(b)	Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2016 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2016, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	429,064	Final price determined at time of vesting	826,886

* The Company does not use equity compensation plans that have not been approved by the security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2017 Annual Meeting of Stockholders and will be found under the captions "Related Person Transactions" and "Corporate Governance Matters."
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2017 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm".

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	58
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	59
		Report of Independent Registered Public Accounting Firm	60
	1.2	Consolidated Balance Sheets – Years Ended December 31, 2016 and 2015	61
	1.3	Consolidated Statements of Income - Years Ended December 31, 2016, 2015 and 2014	62
	1.4	Consolidated Statement of Comprehensive Income - Years Ended December 31, 2016, 2015 and 2014	63
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2016, 2015 and 2014	64
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015 and 2014	65
	1.7	Notes to Consolidated Financial Statements	66
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	By-Laws	FN 1
	4.1	Form of First Additional Investment Right	FN 2
	4.2	Form of Second Additional Investment Right	FN 3
	4.3	Registration and Reimbursement Agreement	FN 10
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4
	10.5	Petro Travel Plaza Operating Agreement	FN 5
	10.7	*Severance Agreement	FN 5
	10.8	*Director Compensation Plan	FN 5
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement and First and Second Amendments with Pastoria Energy Facility L.L.C	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 22

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.36	*Separation Agreement - Gregory J. Tobias	FN 24

10.37	Limited Liability Agreement of TRC-MRC, 2 LLC	FN 25

10.38	Limited Liability Agreement of TRC-MRC, 1 LLC	FN 26

10.39	Centennial Redemption and Withdrawal Agreement	Filed herewith

10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	Filed herewith

10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	Filed herewith

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith

23.2	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 26
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ending September 30, 2016, is incorporated herein by reference.

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

TEJON RANCH CO.

March 10, 2017	BY:	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2017	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 10, 2017	BY:	/s/ Robert D. Velasquez
Robert D. Velasquez
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Robert A. Alter Robert A. Alter	Director	March 10, 2017

/s/ Steven A. Betts Steven A. Betts	Director	March 10, 2017

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 10, 2017

/s/ John L. Goolsby John L. Goolsby	Director	March 10, 2017

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 10, 2017

/s/ Norman Metcalfe Norman Metcalfe	Director	March 10, 2017

/s/ Geoffrey Stack Geoffrey Stack	Director	March 10, 2017

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 10, 2017

/s/ Frederick C.Tuomi Frederick C. Tuomi	Director	March 10, 2017

/s/ Michael H. Winer Michael H. Winer	Director	March 10, 2017

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2016
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
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

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries
We have audited Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Tejon Ranch Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tejon Ranch Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of Tejon Ranch Co. and Subsidiaries and our report dated March 10, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 10, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Tejon Ranch Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tejon Ranch Co. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tejon Ranch Co. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

         /s/ Ernst & Young LLP
Los Angeles, California
March 10, 2017

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,258	$1,930
Marketable securities - available-for-sale	26,675	32,815
Accounts receivable	8,740	6,511
Inventories	3,084	3,517
Prepaid expenses and other current assets	4,458	4,120
Total current assets	44,215	48,893
Real estate and improvements - held for lease, net	20,026	21,942
Real estate development (includes $89,381 at December 31, 2016 and $84,194 at December 31, 2015, attributable to Centennial Founders, LLC, Note 17)	248,265	235,466
Property and equipment, net	46,034	44,469
Investments in unconsolidated joint ventures	33,803	30,680
Long-term water assets	42,413	43,806
Deferred tax assets	2,282	4,659
Other assets	2,663	2,004
TOTAL ASSETS	$439,701	$431,919
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,415	$3,252
Accrued liabilities and other	3,188	3,492
Income taxes payable	—	1,237
Deferred income	1,529	1,525
Revolving line of credit	7,700	—
Current maturities of long-term debt	3,853	815
Total current liabilities	18,685	10,321
Long-term debt, less current portion	69,853	73,223
Long-term deferred gains	3,662	3,816
Other liabilities	13,034	13,251
Total liabilities	105,234	100,611
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,810,301 at December 31, 2016 and 20,688,154 at December 31, 2015	10,405	10,344
Additional paid-in capital	229,762	216,803
Accumulated other comprehensive loss	(6,239)	(6,902)
Retained earnings	71,947	71,389
Total Tejon Ranch Co. Stockholders’ Equity	305,875	291,634
Non-controlling interest	28,592	39,674
Total equity	334,467	331,308
TOTAL LIABILITIES AND EQUITY	$439,701	$431,919

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share amounts)

	Year Ended December 31

	2016	2015	2014
Revenues:
Real estate - commercial/industrial	$9,438	$8,272	$7,845
Mineral resources	14,153	15,116	16,255
Farming	18,648	23,836	23,435
Ranch operations	3,338	3,923	3,534
Total revenues	45,577	51,147	51,069
Costs and Expenses:
Real estate - commercial/industrial	7,100	6,694	7,206
Real estate - resort/residential	1,630	2,349	2,608
Mineral resources	7,796	7,396	6,418
Farming	18,673	18,984	16,250
Ranch operations	5,734	6,112	5,998
Corporate expenses	12,550	12,808	10,646
Total expenses	53,483	54,343	49,126
Operating (loss) income	(7,906)	(3,196)	1,943
Other Income:
Gain on sale of real estate	1,044	—	—
Investment income	457	528	696
Other income	158	381	526
Total other income	1,659	909	1,222
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(6,247)	(2,287)	3,165
Equity in earnings of unconsolidated joint ventures, net	7,098	6,324	5,294
Income before income tax expense	851	4,037	8,459
Income tax expense	336	1,125	2,697
Net income	515	2,912	5,762
Net (loss) income attributable to non-controlling interest	(43)	(38)	107
Net income attributable to common stockholders	$558	$2,950	$5,655
Net income per share attributable to common stockholders, basic	$0.03	$0.14	$0.27
Net income per share attributable to common stockholders, diluted	$0.03	$0.14	$0.27

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)

	Year Ended December 31
	2016	2015	2014
Net income	$515	$2,912	$5,762
Other comprehensive income/(loss):
Unrealized loss on available-for-sale securities	62	(188)	(208)
Benefit plan adjustments	(371)	(1,301)	(3,168)
Benefit plan reclassification for losses included in net income	—	536	407
SERP liability adjustments	214	234	(1,003)
Equity in other comprehensive income of unconsolidated joint venture	—	—	—
Unrealized interest rate swap gains/(losses)	1,040	678	(2,227)
Other comprehensive income (loss) before taxes	945	(41)	(6,199)
Benefit (provision) for income taxes related to other comprehensive loss items	(282)	38	2,644
Other comprehensive (loss) income	663	(3)	(3,555)
Comprehensive income	1,178	2,909	2,207
Comprehensive (loss) income attributable to non-controlling interests	(43)	(38)	107
Comprehensive income attributable to common stockholders	$1,221	$2,947	$2,100
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2013	20,563,023	$10,282	$210,848	$(3,333)	$62,785	$280,582	$39,605	$320,187
Net income	—	—	—	—	5,655	5,655	107	5,762
Other comprehensive income	—	—	—	(3,555)	—	(3,555)	—	(3,555)
Restricted stock issuance	94,014	47	(47)	—	—	—	—	—
Stock compensation	—	—	2,564	—	—	2,564	—	2,564
Shares withheld for taxes and tax benefit of vested shares	(20,559)	(11)	(603)	(11)	—	(625)	—	(625)
Warrants exercised	—	—	1	—	(1)	—	—	—
Balance, December 31, 2014	20,636,478	$10,318	$212,763	$(6,899)	$68,439	$284,621	$39,712	$324,333
Net income	—	—	—	—	2,950	2,950	(38)	2,912
Other comprehensive loss	—	—	—	(3)	—	(3)	—	(3)
Restricted stock issuance	85,584	43	(43)	—	—	—	—	—
Stock compensation	—	—	3,922	—	—	3,922	—	3,922
Shares withheld for taxes and tax benefit of vested shares	(33,908)	(17)	(904)	—	—	(921)	—	(921)
Modified share-based awards	—	—	1,065	—	—	1,065	—	1,065
Balance, December 31, 2015	20,688,154	$10,344	$216,803	$(6,902)	$71,389	$291,634	$39,674	$331,308
Net income (loss)	—	—	—	—	558	558	(43)	515
Other comprehensive income	—	—	—	663	—	663	—	663
Restricted stock issuance	200,240	100	(100)	—	—	—	—	—
Stock Compensation	—	—	4,881	—	—	4,881	—	4,881
Shares withheld for taxes and tax benefit for vested shares	(78,093)	(39)	(2,861)	—	—	(2,900)	—	(2,900)
Centennial redemption of withdrawing member interest	—	—	11,039	—	—	11,039	(11,039)	—
Balance, December 31, 2016	20,810,301	$10,405	$229,762	$(6,239)	$71,947	$305,875	$28,592	$334,467
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$515	$2,912	$5,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,549	5,090	4,871
Amortization of premium/discount of marketable securities	434	555	769
Equity in earnings	(7,098)	(6,324)	(5,294)
Non-cash retirement plan expense	1,046	997	164
Gain on sale of real estate/assets	(1,183)	(95)	—
Deferred income taxes	1,939	(120)	112
Stock compensation expense	4,585	3,757	3,534
Distribution of earnings from unconsolidated joint ventures	4,500	7,200	—
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(1,603)	2,733	2,291
Current liabilities, net	(2,099)	263	1,009
Net cash provided by operating activities	5,585	16,968	13,218
Investing Activities
Maturities and sales of marketable securities	11,750	24,157	20,844
Funds invested in marketable securities	(5,983)	(15,574)	(8,525)
Real estate and equipment expenditures	(26,380)	(28,048)	(24,775)
Reimbursement proceeds from Communities Facilities District	6,155	4,971	—
Proceeds from sale of real estate/assets	4,616	796	—
Investment in unconsolidated joint ventures	(2,000)	(52)	(9,656)
Purchase of partner interest in TMV LLC	—	—	(70,000)
Distribution of equity from unconsolidated joint ventures	1,600	1,100	—
Investments in long-term water assets	—	—	(480)
Other	—	(11)	—
Net cash used in investing activities	(10,242)	(12,661)	(92,592)
Financing Activities
Borrowings of line of credit	20,700	17,540	31,050
Repayments of line of credit	(13,000)	(24,390)	(24,200)
Borrowings of long-term debt	—	—	70,000
Repayments of long-term debt	(815)	(244)	(244)
Taxes on vested stock grants	(2,900)	(921)	(625)
Net cash provided by (used in) provided by financing activities	3,985	(8,015)	75,981
Decrease in cash and cash equivalents	(672)	(3,708)	(3,393)
Cash and cash equivalents at beginning of year	1,930	5,638	9,031
Cash and cash equivalents at end of year	$1,258	$1,930	$5,638
Supplemental cash flow information
Increase in CIP attributable to reclassifying equity in investment of TMV, LLC	$—	$—	$44,950
Accrued capital expenditures included in current liabilities	$652	$329	$1,096
Capital expenditure financing arrangement	$467	$—	$—
Taxes paid (net of refunds)	$1,135	$1,817	$(2,384)
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

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
These activities are performed through our five segments:

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
Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount for cash equivalents approximates fair value.
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

Variable Interest Entity
We evaluate all of our interests in VIEs for consolidation. When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. ASC810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. We consider our variable interests as well as any variable interests of our related parties in making this determination. Where both of these factors are present, we are deemed to be the primary beneficiary and we consolidate the VIE. Where either one of these factors is not present, we are not the primary beneficiary and do not consolidate the VIE.

To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE.

Effective January 1, 2016, we implemented Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which specifies that the right to remove the decision maker in a VIE must be exercisable without cause for the decision maker to not be deemed the party that has the power to direct the activities of a VIE. The application of the ASU to our pre-existing entities did not change our respective conclusions as to whether or not they should be consolidated.

To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE. This assessment requires that we apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by us.
As of December 31, 2016 and 2015, we had one VIE consolidated in our financial statements see Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.
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
As of December 31, 2016 and 2015, the PEF power plant lease generated approximately 8% and 7% of our total revenues, respectively. We had no customers account for 5% or more of our revenues from operations in 2016.
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

Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Our property and equipment and their respective estimated useful lives are as follow:

($ in thousands)	Useful Life	December 31, 2016	December 31, 2015
Vineyards and orchards	20	$49,210	$48,008
Machinery, furniture fixtures and other equipment	3 - 10	19,807	18,072
Buildings and improvements	10 - 27.5	8,828	8,828
Land and land improvements	15	7,456	7,722
Development in process		8,908	7,413
		94,209	90,043
Less: accumulated depreciation		(48,175)	(45,574)
		$46,034	$44,469
Long-Term Water Assets
Long-term purchased water contracts are in place with the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water Storage District. These contracts provide the Company with the right to receive water over the term of the contracts that expire in 2035. The Company also purchased a contract that allows and requires it to purchase 6,693 acre-feet of water each year from the Nickel Family LLC. The initial term of this contract runs through 2044. The purchase price of these contracts is being amortized on the straight-line basis over their contractual life. Water contracts with the Wheeler Ridge Maricopa Water Storage District and the Tejon-Castac Water District are also in place, but were entered into with each district at inception and not purchased later from third parties, and therefore do not have a related financial value on the books of the Company. As a result, there is no amortization expense related to these contracts.
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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $734,000 in 2016, $3,531,000 in 2015, and $4,132,000 in 2014. The adjustment for 2016 includes $653,000 for almonds and $81,000 for pistachios. The adjustment for 2015 includes $1,260,000 for almonds and $2,271,000 for pistachios. The adjustment for 2014 includes $1,458,000 for almonds and $2,674,000 for pistachios.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2016, 2015, and 2014, no such withholding was mandated.
Common Stock Options and Grants
The Company follows Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” in accounting for stock incentive plans using the fair value method of accounting. The estimated fair value of the restricted stock grants and restricted stock units are expensed over the expected vesting period. For performance based grants the Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Periodically, the Company updates its estimates and reflects any changes to the estimate in the consolidated statements of operations.

Long-Lived Assets
In accordance with ASC 360 “Property, Plant, and Equipment” the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At 2016 and 2015, management of the Company believes that none of its assets are impaired.
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
During the term of each lease, we monitor the credit quality of our tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have employees who are assigned the responsibility for assessing and monitoring the credit quality of our tenants and any material changes in credit quality.

Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2016 and 2015.
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
Reclassifications
The Company has made certain reclassifications to the prior periods to conform to the current year presentation as follows:
Ranch Operations
During the fourth quarter of 2015, the Company reclassified revenues and expenses comprised of grazing leases, special services and other ancillary services supporting the ranch, from commercial/industrial into a new segment called ranch operations. As a result, the Company has reclassified prior period ranch operation revenues and expenses on the consolidated statements of income to conform to the current year presentation. Revenues reclassified for the twelve months ended December 31, 2015 and December 31, 2014 were $3,923,000 and $3,534,000, respectively. Expenses reclassified for the twelve months ended December 31, 2015 and December 31, 2014 were $6,112,000 and $5,998,000, respectively.
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
During the second quarter of 2015, the 2014 performance milestone grants were modified to fix the number of shares to be received rather than have the number of shares to be issued at vesting float with the price of the stock, which converted the awards from liability awards to equity awards. As such, we reclassified $1,065,000 from other liabilities to equity. In accordance with ASC 718, "Compensation - Stock Compensation," this resulted in a probable-to-probable modification resulting in no impact to earnings.
Recent Accounting Pronouncements
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

In February 2016, the FASB issued ASU No. 2016-02, "Leases." From the lessee's perspective, the new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
In March 2016, the FASB issued an ASU No. 2016-08, "Revenue from Contracts" with Customers that further clarifies an ASU issued in 2014 on recognition of revenue arising from contracts with customers. The core principle of this ASU is that entities will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in such exchange. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification. However, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. The Company's preliminary assessment of revenues from contracts yielded an immaterial impact to the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting." This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings rather than directly to additional paid-in-capital. This change has no impact on total shareholders’ equity and is required to be adopted prospectively. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and this change is generally required to be applied retrospectively. The ASU also allows for forfeitures to be recorded when they occur rather than estimated over the vesting period. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016, with early adoption permitted. This change is required to be applied on a modified retrospective basis. The adoption of ASU 2016-09 for the most part is not expected to have a material impact on our financial condition, results of operations or cash flows. However, the update may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the Company's common stock at the date of vesting for share-based awards. The Company will continue to record forfeitures over the vesting period. The impact of the other aspects of ASU 2016-09 are based on the Company’s future stock price at the date of vesting or exercise of share-based payments as well as the timing of exercises and, as such, the Company cannot estimate the impact of these aspects, other than to expect that the adoption of this standard will benefit future tax expense in the short term, the extent to which cannot be reasonably estimated at this time, nor can we estimate whether such benefits will continue or will result in increased tax expense in the longer term.
In June 2016, the FASB issued an ASU No. 2016-13 "Financial Instruments—Credit Losses (Topic 326)" changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230),” is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including distributions received from equity method investments. The new guidance allows companies to adopt the cumulative earnings or nature of distribution for classifying distributions received from equity method investments. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively. During the year ended December 31, 2016, we received distributions of $4,500,000 and $1,600,000 classified as operating and investing activities, respectively, on our consolidated statements of cash flows. Classifications were determined using the cumulative earnings approach.

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

	Twelve Months Ended December 31,
	2016	2015	2014
Weighted average number of shares outstanding:
Common stock	20,737,903	20,665,792	20,595,422
Common stock equivalents-stock options, grants	46,839	71,879	37,033
Diluted shares outstanding	20,784,742	20,737,671	20,632,455
Warrants
On August 7, 2013, the Company announced that its Board of Directors declared a dividend of 3,000,000 warrants, or the Warrants, to purchase shares of Company common stock, par value $0.50 per share, or Common Stock, to holders of record of Common Stock as of August 21, 2013, the Record Date. The Warrants were issued pursuant to a Warrant Agreement between the Company, Computershare, Inc. and Computershare Trust Company, N.A., as warrant agent. The Warrants were distributed to shareholders on August 28, 2013. Each Warrant entitled the holder to purchase one share of Common Stock at an initial exercise price of $40.00 per share. The Warrants expired out of the money on August 31, 2016.

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

($ in thousands)		2016		2015
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,868	$1,863	$4,810	$4,797
with unrecognized losses for more than 12 months		—	—	239	238
with unrecognized gains		3,320	3,329	2,800	2,805
Total Certificates of deposit	Level 1	5,188	5,192	7,849	7,840
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		947	946	860	857
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		857	859	736	738
Total U.S. Treasury and agency notes	Level 2	1,804	1,805	1,596	1,595
Corporate notes
with unrecognized losses for less than 12 months		11,658	11,592	14,638	14,516
with unrecognized losses for more than 12 months		1,053	1,042	2,080	2,061
with unrecognized gains		3,431	3,435	3,334	3,339
Total Corporate notes	Level 2	16,142	16,069	20,052	19,916
Municipal notes
with unrecognized losses for less than 12 months		2,556	2,526	1,742	1,725
with unrecognized losses for more than 12 months		271	269	301	298
with unrecognized gains		812	814	1,435	1,441
Total Municipal notes	Level 2	3,639	3,609	3,478	3,464

		$26,773	$26,675	$32,975	$32,815
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At December 31, 2016, the fair market value of investment securities was $98,000 below the cost basis of securities. The Company’s gross unrealized holding gains equal $15,000 and gross unrealized holding losses equal $113,000. The Company has determined that any unrealized losses in the portfolio are temporary as of December 31, 2016.
As of December 31, 2016, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects an improvement in the market value of available-for-sale securities of $62,000, which includes estimated taxes of $24,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2016	2017	2018	2019	2020	Total
Certificates of deposit	$531	$4,306	$324	$—	$5,161
U.S. Treasury and agency notes	1,234	444	142	—	1,820
Corporate notes	4,316	7,133	4,232	—	15,681
Municipal notes	840	1,688	1,075	—	3,603
	$6,921	$13,571	$5,773	$—	$26,265

December 31, 2015	2016	2017	2018	2019	Total
Certificates of deposit	$2,492	$631	$4,510	$169	$7,802
U.S. Treasury and agency notes	100	759	579	188	1,626
Corporate notes	4,572	6,525	6,462	1,881	19,440
Municipal notes	995	940	1,455	—	3,390
	$8,159	$8,855	$13,006	$2,238	$32,258
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consist of the following at December 31:

($ in thousands)	2016	2015
Farming inventories	$2,709	$3,248
Other	375	269
	$3,084	$3,517
Farming inventories consist of costs incurred during the current year related to the next year’s crop, as well as any current year’s unsold product and farming chemicals.
5.     REAL ESTATE
Real estate consists of the following at December 31:

($ in thousands)	2016	2015
Real estate development
Mountain Village	$126,096	$120,954
Centennial	89,381	84,194
Grapevine	23,917	18,285
Tejon Ranch Commerce Center	8,871	12,033
Real estate development	248,265	235,466

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	21,643	19,783
Rancho Santa Fe and Other	—	4,242
Real estate and improvements - held for lease	21,643	24,025
Less accumulated depreciation	(1,617)	(2,083)
Real estate and improvements - held for lease, net	$20,026	$21,942
In January 2016, we completed construction of a multi-tenant commercial building located at TRCC-East. The multi-tenant building has a gross leasable area of 4,645 and is leased to Baja Fresh and Habit Burger.
In October 2016, we sold unimproved real property located at TRCC-East for $1,193,000 at a gain of $1,026,000. The Company deferred $411,000 because of continuing involvement related to the completion of certain land improvements.

In November 2016, we sold a building and land located in Rancho Santa Fe California for $4,700,000, recognizing a gain of $1,044,000.
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
We have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK or has been placed in the Company's water bank. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035. On November 6, 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The aggregate purchase price was approximately $18,700,000 and was paid one-half in cash and one-half in shares of Company Common Stock. The number of shares of Common Stock delivered was determined based on the volume weighted average price of Common Stock for the ten trading days that ended two days prior to closing, which calculated to be 251,876 shares of Common Stock.
This Nickel water purchase is similar to other transactions the Company has completed over the last several years as the Company has been building its water assets for internal needs as well as for investment purposes due to the limited water supply within California.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2016 was $695 per acre-foot. Purchase costs in 2016 and beyond are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2017 purchase cost of $717 per acre-foot.
The water purchased under the contract with Nickel will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Annual amortization for these contracts is $1,351,000 per year.
In 2016, we sold 7,285 acre feet of water totaling $9,601,000 with a cost of $5,925,000, which cost is recorded in the mineral resources segment on the Consolidated Statements of Operations.

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

(in acre feet, unaudited)	December 31, 2016	December 31, 2015
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	17,287	8,700
AVEK water for future delivery	2,362	2,362
Total Company and AVEK banked water	32,682	24,095
Transferable water *	9,062	14,786
Water Contracts	10,137	10,137
Total purchased water - third parties	51,881	49,018
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	33,390	34,496
Total purchased and contracted water sources in acre feet	106,567	104,810
*9,061 acre-feet of transferable water with AVEK will be returned to the Company at a 1.5 to 1 factor giving the Company use of a total of 13,594 feet.

($ in thousands)	December 31, 2016	December 31, 2015
Banked water and water for future delivery	$4,779	$4,779
Transferable water	9,075	9,117
Water Contracts	29,910	31,261
Total long-term assets	43,764	45,157
less: Current portion	(1,351)	(1,351)
	$42,413	$43,806

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
7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	December 31, 2016	December 31, 2015
Accrued vacation	$901	$801
Accrued paid personal leave	590	585
Accrued bonus	1,346	1,549
Other	351	557
	$3,188	$3,492

8.     LINE-OF-CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	December 31, 2016	December 31, 2015
Revolving line of credit	$7,700	$—
Notes payable	73,400	74,215
Other borrowings	467	—
Total short-term and long-term debt	81,567	74,215
Less line-of-credit and current maturities of long-term debt	(11,553)	(815)
Less deferred loan costs	(161)	(177)
Long-term debt, less current portion	$69,853	$73,223
On October 13, 2014, the Company as borrower entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility adds a $70,000,000 term loan, or Term Loan to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. The Term Loan had a $69,439,000 balance as of December 31, 2016. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties.
The RLC had an outstanding balance of $7,700,000 and no outstanding balance as of December 31, 2016 and 2015, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At December 31, 2016 and 2015, we were in compliance with all financial covenants.
The Credit Facility also contains customary negative covenants that limit the ability of the Company to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, or incur liens on any assets.
The Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the Credit Facility; bankruptcy and insolvency; and a change in control without consent of the bank (which consent will not be unreasonably withheld). The Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
The foregoing descriptions of the Credit Facility documents are qualified in their entirety by reference to each such material contract. Copies of the Credit Facility documents are filed as Exhibits 10.31 through 10.33 in the Current Report on Form 8-K filed October 17, 2014. The balance of the long-term debt instruments listed above approximates the fair value of the instrument.

During the third quarter of 2013, we entered into a promissory note agreement with CMFG Life Insurance Company, to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $3,961,000. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
The following table summarizes our outstanding indebtedness and respective principal maturities as of December 31,

($ in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Term loan	$3,393	$3,563	$3,715	$3,881	$4,051	$50,836	$69,439
Promissory note	266	277	289	302	315	2,512	3,961
Other borrowings	194	218	54	—	—	—	466
Total long-term debt	$3,853	$4,058	$4,058	$4,183	$4,366	$53,348	$73,866
9.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	December 31, 2016	December 31, 2015
Pension liability (See Note 15)	$2,931	$2,263
Interest rate swap liability (See Note 10)	1,865	2,905
Supplemental executive retirement plan liability (See Note 15)	8,015	7,999
Other	223	84
	$13,034	$13,251
For the captions presented in the table above, please refer to the respective Notes to Consolidated Financial Statements for further detail.
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 8 (Line of Credit and Long-Term Debt) of the Notes to Consolidated Financial Statements. The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the year ended December 31, 2016, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of December 31, 2016, the fair values of our interest rate swap agreement aggregating a liability balance were classified in other liabilities based upon its respective fair value. We had the following outstanding interest rate swap agreement designated as cash flow hedges of interest rate risk as of December 31, 2016 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value as of 12/31/2016	Notional Amount as of 12/31/2016
October 15, 2014	October 5, 2024	Level 2	4.11%	$(1,865)	$69,439

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

The following is a summary of the Company's performance share grants with performance conditions for the year ended December 31, 2016:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	133,073
Target performance	293,967
Maximum performance	440,751
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve month periods ended:

	December 31, 2016	December 31, 2015	December 31, 2014
Stock Grants Outstanding Beginning of the Year at Target Achievement	272,353	237,045	265,701
New Stock Grants/Additional shares due to maximum achievement	287,091	114,221	165,996
Vested Grants	(172,749)	(52,436)	(41,694)
Expired/Forfeited Grants	(524)	(26,477)	(152,958)
Stock Grants Outstanding at Target Achievement	386,171	272,353	237,045
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2016 was $3,308,025 and 22 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock.
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

As discussed above, the performance share grant approved by the Board in March 2014, included the modification of existing performance milestone grants totaling 133,890 restricted stock units and the issuance of new performance share grants totaling 89,837 restricted stock units. The restricted stock units of the modified existing performance milestone grants have been accounted for as probable-to-probable modification since the Company has determined that achieving the existing performance milestones was probable. The unamortized total cost relating to these probable-to-probable modified performance share grants is being recognized ratably over the new requisite service period. The impact of modifying the existing performance stock grants is an annual expense of $1,109,000 over the service period. The values for the 2014 performance grants, including the new milestone grants, are fixed at threshold, target and maximum performance values, meaning that the amount of shares at vesting will vary depending on the stock price at that time. The total value for these grants at maximum performance is $5,702,000. During the second quarter of 2015, the 2014 performance milestone grants were modified to fix the number of shares to be received rather than have the number of shares to be issued at vesting float with the price of the stock, which converted the awards from liability awards to equity awards. As such, we reclassified $1,065,000 from other liabilities to equity. In accordance with ASC 718, "Compensation - Stock Compensation," this resulted in a probable-to-probable modification and had no impact on earnings. In 2016, these milestone performance grants were met at levels above target and at target achievement levels.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan:	December 31, 2016	December 31, 2015	December 31, 2014
Expensed	$3,847,000	$2,989,000	$2,645,000
Capitalized	296,000	165,000	95,000
	4,143,000	3,154,000	2,740,000
NDSI Plan	738,000	768,000	889,000
	$4,881,000	$3,922,000	$3,629,000
12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2016	2015	2014
Total provision:	$336	$1,125	$2,697
Federal:
Current	(758)	1,521	2,289
Deferred	1,021	(682)	(313)
	263	839	1,976
State:
Current	(145)	585	603
Deferred	218	(299)	118
	73	286	721
	$336	$1,125	$2,697
The reasons for the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate of 34% to income before taxes are as follows for the years ended December 31:

($ in thousands)	2016	2015	2014
Income tax at statutory rate	$304	$1,360	$2,912
State income taxes, net of Federal benefit	42	213	452
Oil and mineral depletion	(161)	(213)	(385)
Permanent differences	82	(92)	(172)
Other	69	(143)	(110)
Total provision	$336	$1,125	$2,697

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2016	2015
Deferred income tax assets:
Accrued expenses	$561	$578
Deferred revenues	654	652
Capitalization of costs	3,224	3,023
Pension adjustment	4,690	4,396
Stock grant expense	2,309	3,593
State deferred taxes	37	221
Book deferred gains	1,912	1,711
Joint venture allocations	932	860
Provision for additional capitalized costs	1,003	1,003
Interest rate swap	799	1,244
Other	41	3
Total deferred income tax assets	$16,162	$17,284
Deferred income tax liabilities:
Deferred gains	$51	$1,390
Depreciation	5,279	5,040
Cost of sales allocations	1,252	1,252
Joint venture allocations	5,389	3,121
Straight line rent	926	929
Prepaid expenses	323	149
State deferred taxes	470	617
Other	190	127
Total deferred income tax liabilities	$13,880	$12,625
Net deferred income tax asset	$2,282	$4,659
Allowance for deferred tax assets	—	—
Net deferred taxes	$2,282	$4,659
Due to the nature of our deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company made total federal and state income tax payments of $1,750,000 in 2016 and $2,100,000 during 2015. The Company received refunds of $615,000 and $283,000 in 2016 and 2015, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2016 and 2015 within the scope of ASC 740, "Income Taxes." Tax years from 2014 to 2016 and 2013 to 2016 remain available for examination by the Federal and California State taxing authorities, respectively.

13.     LEASES
The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The Company generates income from commercial rents. The following is a summary of income from commercial rents included in real estate revenue as of December 31:

	2016	2015	2014
Base rent	$5,613,000	$5,208,000	$4,934,000
Percentage rent	$495,000	$652,000	$422,000
Future minimum rental income on commercial, communication and right-of-way on non-cancelable leases as of December 31, 2016:

2017	2018	2019	2020	2021	Thereafter
$5,330	$5,063	$4,996	$5,006	$4,708	$23,980
14.     COMMITMENTS AND CONTINGENCIES

In 2016, the Company paid $8,529,000 for water contracts. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. These contracts for the supply of future water run through 2035 and 2044. The Tulare Lake Basin Water Storage District and Dudley-Ridge Water Storage District SWP contracts have now been transferred to AVEK, for our use in the Antelope Valley. As discussed in Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statement, we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running through 2044.
The Company is obligated to make payments of approximately $800,000 per year through 2021 to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement we entered into with five major environmental organizations in 2008. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. These amounts are recorded in construction in progress for the Centennial, Grapevine and MV projects.
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
In connection with the sale of bonds there is a standby letter of credit for $4,921,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest land owner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000.

The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. At December 31, 2016 there were no additional improvement funds remaining from the West CFD bonds and there are $7,768,000 in improvement funds within the East CFD bonds for reimbursement of cost during 2017 and future years. During 2016, improvement funds totaling $6,155,000 were distributed. During 2016, the Company paid approximately $2,585,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2016.
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

Mountain Village
On November 10, 2009, a suit was filed in the U.S. District Court for the Eastern District of California (Fresno division) by David Laughing Horse Robinson, an alleged representative of the federally-unrecognized “Kawaiisu Tribe” (collectively, “Robinson”) alleging, inter alia, that the Company does not hold legal title to the land within the MV development that it seeks to develop. The grounds for the federal lawsuit were the subject of a United States Supreme Court decision in 1924 where the United States Supreme Court found against the Indian tribes. The suit named as defendants the Company, two affiliates (Tejon Mountain Village LLC and Tejon Ranchcorp), the County of Kern, and Ken Salazar, in his capacity as U.S. Secretary of the Interior. On March 28, 2016, the United States Supreme Court ruled in favor of the Company and as a result this matter is no longer capable of further litigation.
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
The Company's former tenant Lafarge Corporation, or Lafarge, and current tenant National, continue to remediate these environmental conditions to the RWQCB orders.
The Company is not aware of any failure by Lafarge or National to comply with directives of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising out of their use of the leased premises. The remediation on environmental conditions is included within the scope of the National or Lafarge indemnity obligations. If the Company were required to remediate the environmental conditions at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material and there is no reasonable likelihood of continuing risk from this matter.

Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered Judgment approving the Stipulation for Entry of Judgment and Physical Solution. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills CSD, filed notices of appeal from the Judgment. Appellate briefing will likely occur during the first three quarters of 2017. Notwithstanding the appeals, the parties with assistance from the Court have begun establishment of the Watermaster and administration of the Physical Solution, consistent with the Judgment.
Summary and Status of Kern Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity (collectively, “Central Delta”), filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources, or DWR, Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD.  The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.” Relative to the Company, petitioners in this action sought to invalidate environmental documentation prepared pursuant to the California Environmental Quality Act pertaining to the Kern Water Bank.
The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank (“KBW”) lands, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento County Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the remedial EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento County Superior Court. In an initial favorable ruling on January 25, 2013, the court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB lands, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s California Environmental Quality Act, or CEQA, claims, except the Rosedale claim, joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality.

On November 24, 2014, the court issued a writ of mandate (the “2014 Writ”) that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The 2014 Writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and Rosedale. The writ of mandate, as revised by the court, requires DWR to certify the revised EIR and file the return to the writ of mandate by September 28, 2016. On September 20, 2016 the Director of DWR (a) certified the Revised EIR as in compliance with CEQA, (b) adopted findings, a statement of overriding considerations, and a mitigation, monitoring and reporting program as required by CEQA, (c) made a new finding pertaining to carrying out the Monterey Amendments through continued use and operation of the KWB by the KWBA, and (d) caused a notice of determination to be filed with the Office of Planning and Resources of the State of California on September 22, 2016. On September 28, 2016, DWR filed with the Superior Court its return to the 2014 Writ of mandate.
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
On October 21, 2016, the Central Delta petitioners and a new party, the Center for Food Safety (“CFS Petitioners”), filed a new lawsuit against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The new lawsuit challenges DWR’s (i) certification of the Revised EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. The Superior Court has not scheduled a hearing on DWR’s return to the 2014 Writ or on the CFS Petition. The CFS Petitioners indicate that they intend to seek to stay the Superior Court proceedings on the return to the 2014 Writ and the CFS Petition until a decision of the Court of Appeal on Central Delta’s appeal of the Judgment. To the extent that there may be an adverse outcome of the claims, the monetary value cannot be estimated at this time.
To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
Grapevine
On December 6, 2016 the Kern County Board of Supervisors granted entitlement approval for the Grapevine project (described below).  On January 5, 2017 the Center for Biological Diversity (CBD) and the Center for Food Safety (CFS) filed an action in Kern County Superior Court pursuant to the California Environmental Quality Act (CEQA), against Kern County and the Kern County Board of Supervisors (collectively, the “County”) concerning the County’s granting of approvals for the Grapevine project, including certification of the final environmental impact report and related findings (EIR); approval of associated general plan amendments; adoption of associated zoning maps; adoption of Specific Plan Amendment No. 155, Map No. 500; adoption of Special Plan No. 1, Map No. 202; exclusion from Agricultural Preserve No. 19; and adoption of a development agreement, among other associated approvals.  The Company and its wholly-owned subsidiary, Tejon Ranchcorp, are named as real parties in interest in this action.
The action alleges that the County failed to properly follow the procedures and requirements of CEQA including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, traffic, water supply and hydrology, growth inducing impacts, failure to adequately consider project alternatives and to provide support for the County’s findings and statement of overriding considerations in adopting the EIR and failure to adequately describe the environmental setting and project description.  As of the publication of this filing there have been no hearings on this matter and the County and real parties in interest have not filed their responsive pleadings. Petitioners seek to invalidate the County's approval of the project, the environmental approvals and require the County to revise the environmental documentation.
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
15.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. The accounting for the defined benefit plan requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plan's assets and benefit obligation. These assumptions include discount rates, investment returns, and project salary increases, amongst others. The discount rates used in valuing the plan's benefits obligations were determined with reference to high quality corporate and government bonds that are appropriately matched to the duration of the plan's obligation.
Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2016	2015
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$8,970	$11,051
Service cost	223	265
Interest cost	406	466
Actuarial gain/assumption changes	378	(1,239)
Benefits paid	(50)	(33)
Settlements paid	(22)	(1,540)
Benefit obligation at end of year	$9,905	$8,970
Accumulated benefit obligation at end of year	$8,475	$7,661
Change in Plan Assets
Fair value of plan assets at beginning of year	$6,707	$7,972
Actual return on plan assets	339	(142)
Employer contribution	—	450
Benefits/expenses paid	(50)	(33)
Settlements paid	(22)	(1,540)
Fair value of plan assets at end of year	$6,974	$6,707
Funded status - liability	$(2,931)	$(2,263)

Amounts recorded in equity
Net actuarial loss	$3,465	$3,123
Prior service cost	(61)	(90)
Total amount recorded	$3,404	$3,033
Amount recorded, net taxes	$2,042	$1,820

Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2016	2015
Net loss (gain)	$556	$(482)
Recognition of net actuarial loss	(213)	(849)
Recognized prior service cost	29	29
Total changes	$372	$(1,302)
Changes, net of taxes	$188	$(781)

The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Amortization net actuarial gain	$230
Amortization prior service cost	$(29)
At December 31, 2016 and 2015 the Company had a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there were no additional transition impacts upon implementation of a year-end measurement date for plan assets as required by ASC 715 "Compensation - Retirement Benefits." For 2017, the Company is estimating that contributions to the pension plan will be approximately $0.
Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2017	2018	2019	2020	2021	Thereafter
$181	$179	$245	$257	$269	$2,121

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At December 31, 2016, the investment mix was approximately 60% equity, 29% debt, and 11% money market funds. At December 31, 2015, the investment mix was approximately 61% equity, 33% debt and 6% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate and rate of increase in future compensation levels used in determining the periodic pension cost is 4.3% in 2016 and 4.6% in 2015. The expected long-term rate of return on plan assets is 7.5% in 2016 and 2015. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2016	2015
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$776	$459
Collective Funds	Level 2	3,423	2,726
Treasury/Corporate Notes	Level 2	1,181	1,181
Corporate Equities	Level 1	1,594	2,341
Fair value of plan assets		$6,974	$6,707
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2016	2015	2014
Cost components:
Service cost	$(223)	$(265)	$(248)
Interest cost	(406)	(466)	(392)
Expected return on plan assets	517	615	576
Net amortization and deferral	(184)	(284)	(45)
Settlement recognition	—	(536)	(407)
Total net periodic pension cost	$(296)	$(936)	$(516)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The following SERP benefit information is as of December 31:

($ in thousands)	2016	2015
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$7,999	$7,431
Service cost	—	—
Interest cost	323	278
Actuarial gain/assumption changes	129	726
Benefits paid	(436)	(436)
Benefit obligation at end of year	$8,015	$7,999
Accumulated benefit obligation at end of year	$7,482	$7,117
Funded status - liability	$(8,015)	$(7,999)

($ in thousands)	2016	2015
Amounts recorded in stockholders’ equity
Net actuarial loss (gain)	$2,248	$2,462
Prior service cost	—	—
Total amount recorded	$2,248	$2,462
Amount recorded, net taxes	$1,349	$1,477
Other changes in benefit obligations recognized in other comprehensive income for 2016 and 2015 include the following components:

($ in thousands)	2016	2015
Net (gain) loss	$129	$726
Recognition of net actuarial gain or (loss)	(343)	(337)
Total changes	$(214)	$389
Changes, net of taxes	$638	$233
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$372
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2017	2018	2019	2020	2021	Thereafter
$503	$498	$493	$488	$482	$2,559
The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 3.90% and 3.5% for 2016, 4.15% and 3.5% for 2015, and 3.85% and 3.5% for 2014. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2016	2015	2014
Cost components:
Service cost	$—	$—	$26
Interest cost	323	278	258
Net amortization and deferral	343	337	23
Total net periodic pension cost	$666	$615	$307

16.    REPORTING SEGMENTS AND RELATED INFORMATION
We currently operate in five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations.
Information pertaining to operating results of the Company's reporting segments are as follows:

($ in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Revenues
Real estate—commercial/industrial (1)	$9,438	$8,272	$7,845
Mineral resources	14,153	15,116	16,255
Farming (2)	18,648	23,836	23,435
Ranch operations (1)	3,338	3,923	3,534
Segment revenues	45,577	51,147	51,069
Equity in unconsolidated joint ventures, net	7,098	6,324	5,294
Gain on sale of real estate	1,044	—	—
Investment income	457	528	696
Other income	158	381	526
Total revenues and other income	54,334	58,380	57,585
Segment Profits (Losses)
Real estate—commercial/industrial (1)	2,338	1,578	639
Real estate—resort/residential (2)	(1,630)	(2,349)	(2,608)
Mineral resources	6,357	7,720	9,837
Farming (2)	(25)	4,852	7,185
Ranch operations (1)	(2,396)	(2,189)	(2,464)
Segment profits (3)	4,644	9,612	12,589
Equity in unconsolidated joint ventures, net	7,098	6,324	5,294
Gain on sale of real estate	1,044	—	—
Investment income	457	528	696
Other income	158	381	526
Corporate expenses	(12,550)	(12,808)	(10,646)
Income from operations before income taxes	$851	$4,037	$8,459

(1) During the fourth quarter of 2015, the Company reclassified revenues and expenses previously classified as commercial/industrial into a new segment called Ranch Operations. Ranch operations is comprised of grazing leases, game management and other ancillary services supporting the ranch.

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

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

($ in thousands)	2016	2015	2014
Pastoria Energy Facility Lease	$3,612	$3,694	$3,445
Tejon Ranch Commerce Center	2,014	1,567	908
Commercial leases	1,587	1,368	1,021
Communication leases	806	784	782
Landscaping and other	709	859	1,181
Land Sale	710	—	508
Total commercial revenues	$9,438	$8,272	$7,845
Equity in earnings of unconsolidated joint ventures	7,098	6,324	5,294
Commercial revenues & equity in earnings of unconsolidated joint ventures	$16,536	$14,596	$13,139
Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our PEF power plant lease, communication tower rents, and payments from easement leases. On November 2016, we sold building and land, that was part of our commercial segment, located in Rancho Santa Fe California for $4,700,000, recognizing a gain of $1,044,000, which is not included in the numbers above.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $1,630,000, $2,349,000, and $2,608,000 during the years ended December 31, 2016, 2015, and 2014, respectively.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The following table summarizes these activities for each of the years ended December 31:

($ in thousands)	2016	2015	2014
Oil and gas	$1,549	$2,661	$6,096
Rock aggregate	1,164	870	1,216
Cement	1,299	1,263	1,043
Land lease for oil exploration	176	157	198
Water sales	9,601	10,165	7,702
Reimbursable costs	364	—	—
Total mineral resources revenues	$14,153	$15,116	$16,255
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The revenue components of the farming segment were as follows for each of the year ended December 31:

($ in thousands)	2016	2015	2014
Almonds	$7,373	$12,238	$10,036
Pistachios	6,199	6,425	7,585
Wine grapes	3,744	4,338	3,978
Hay	520	749	1,361
Total crop proceeds	17,836	23,750	22,960
Other farming revenues	812	86	475
Total farming revenues	$18,648	$23,836	$23,435

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

($ in thousands)	2016	2015	2014
Game management	$1,296	$1,658	$1,652
Grazing	1,187	1,484	1,155
High Desert Hunt Club	334	351	302
Filming and other	521	430	425
Total ranch operations revenues	$3,338	$3,923	$3,534
Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2016
Real estate - commercial/industrial	$65,290	$551	$5,196
Real estate - resort/residential	243,963	77	16,013
Mineral resources	45,066	1,357	2,161
Farming	36,895	1,150	2,006
Ranch operations	3,893	641	523
Corporate	44,594	773	481
Total	$439,701	$4,549	$26,380
2015
Real estate - commercial/industrial	$67,550	$469	$7,023
Real estate - resort/residential	228,064	71	16,404
Mineral resources	46,025	1,501	1,199
Farming	32,542	929	2,583
Ranch operations	4,313	460	299
Corporate	53,425	1,660	540
Total	$431,919	$5,090	$28,048
2014
Real estate - commercial/industrial	$67,640	$645	$8,391
Real estate - resort/residential	212,534	76	10,214
Mineral resources	47,434	1,351	—
Farming	34,464	1,633	4,701
Ranch operations	4,295	453	561
Corporate	65,556	713	908
Total	$431,923	$4,871	$24,775
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

17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2016 was $33,803,000. The equity in the income of the unconsolidated joint ventures was $7,098,000 for the twelve months ended December 31, 2016. The unconsolidated joint ventures have not been consolidated as of December 31, 2016, because the
Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2016, the Company had an equity investment balance of $18,372,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form two 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. At December 31, 2016, the Company's investment in these joint ventures was $1,655,000, which includes our outside basis.

◦
In August 2016, we partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a $21,080,000 promissory note guaranteed by both partners. The note matures in September 2020 and currently has an outstanding principal balance of $21,080,000.

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture is currently constructing the industrial building.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At December 31, 2016, the Company’s combined equity investment balance in these three joint ventures was $13,776,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General which has now been extended to April 2022, and includes an option to extend for an additional three years. For operating revenue, please see the following table. The Five West Parcel joint venture currently has an outstanding term loan with a balance of $10,251,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of December 31, 2016, had an outstanding balance of $50,712,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes, Lewis Investment Company, and CalAtlantic that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement (the Agreement), whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, CFL redeemed Lewis' entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $11,039,000. At December 31, 2016, the Company owned 84.07% of Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:
Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity		Investment In
	2016	2015	2016	2015	2016	2015	2016	2015
Petro Travel Plaza Holdings, LLC	$68,652	$64,484	$(15,275)	$(14,914)	$51,287	$46,710	$18,372	$15,626
Five West Parcel, LLC	16,614	17,278	(10,251)	(10,725)	6,043	6,213	2,837	2,922
18-19 West, LLC	4,623	4,640	—	—	4,621	4,640	1,741	1,750
TRCC/Rock Outlet Center, LLC	86,056	89,289	(50,712)	(51,557)	34,523	36,891	9,198	10,382
TRC-MRC 1, LLC	199	—	—	—	199	—	224	—
TRC-MRC 2, LLC	23,965	—	(21,080)	—	2,592	—	1,431	—
Total	$200,109	$175,691	$(97,318)	$(77,196)	$99,265	$94,454	$33,803	$30,680

Centennial Founders, LLC	$86,099	$81,981	$—	$—	$85,281	$81,227	Consolidated

Condensed Statement of Operations Information as of December 31:

	Joint Venture						TRC
	Revenues			Earnings(Loss)			Equity in Earnings (Loss)
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Petro Travel Plaza Holdings, LLC	$114,947	$115,776	$122,584	$12,077	$10,629	$8,229	$7,246	$6,377	$4,937
Five West Parcel, LLC	2,887	3,408	3,635	1,029	1,084	442	515	$542	$221
18-19 West, LLC	10	20	60	(129)	(108)	15	(65)	$(54)	$7
TRCC/Rock Outlet Center, LLC[1]	9,542	8,988	5,220	(367)	(1,082)	328	(184)	$(541)	$164
TRC-MRC 1, LLC	—	—	—	—	—	—	—	$—	$—
TRC-MRC 2, LLC[2]	1,178	—	—	(828)	—	—	(414)	—	—
Tejon Mountain Village, LLC	—	—	—	—	—	(70)	—	—	(35)
	$128,564	$128,192	$131,499	$11,782	$10,523	$8,944	$7,098	$6,324	$5,294

Centennial Founders, LLC	$520	$749	$1,361	$(246)	$(140)	$415	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.9 million, $2.1 million, and $0.7 million as of December 31, 2016, 2015, and 2014, respectively.

(2)Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $1.2 million that will be amortized over the remaining lease period.
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

19.    UNAUDITED QUARTERLY OPERATING RESULTS
The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue[1]	Segment Profit (Loss)	Net Income (Loss)	Net Income (Loss) attributable to Common Stockholders	Net Income (loss) Per Share	Net Income(Loss), Per Share attributable to Common Stockholders[2]
2016
First Quarter	$13,122	$3,186	$1,195	$1,209	$0.06	$0.06
Second Quarter	7,006	56	(728)	(688)	(0.04)	$(0.03)
Third Quarter	13,223	1,187	317	324	0.02	$0.02
Fourth Quarter	12,841	215	(269)	(287)	(0.01)	(0.01)
	$46,192	$4,644	$515	$558
2015
First Quarter	$16,826	$4,643	$1,601	$1,617	$0.08	$0.08
Second Quarter	7,159	1,362	377	406	0.02	$0.02
Third Quarter	12,187	(614)	(811)	(788)	(0.04)	$(0.04)
Fourth Quarter	15,884	4,221	1,745	1,715	0.08	$0.08
	$52,056	$9,612	$2,912	$2,950
_______________________________
(1) Includes investment income and other income.
(2) Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.