Form 10-Q
period 2017-03-31
TEJON RANCH CO
filed 2017-05-08
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                            Accelerated filer      ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Small reporting company      ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2017 was 20,854,072.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Real estate - commercial/industrial	$2,189	$2,154
Mineral resources	2,001	8,740
Farming	431	1,221
Ranch operations	1,081	838
Total revenues	5,702	12,953
Costs and Expenses:
Real estate - commercial/industrial	1,743	1,679
Real estate - resort/residential	630	542
Mineral resources	1,324	4,693
Farming	1,323	1,506
Ranch operations	1,493	1,347
Corporate expenses	2,945	3,003
Total expenses	9,458	12,770
Operating (loss) gain	(3,756)	183
Other Income:
Investment income	103	118
Other income	180	51
Total other income	283	169
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(3,473)	352
Equity in earnings of unconsolidated joint ventures, net	228	1,455
(Loss) Income before income tax expense	(3,245)	1,807
Income tax (benefit) expense	(1,332)	612
Net (loss) income	(1,913)	1,195
Net loss attributable to non-controlling interest	(11)	(14)
Net (loss) income attributable to common stockholders	$(1,902)	$1,209
Net (loss) income per share attributable to common stockholders, basic	$(0.09)	$0.06
Net (loss) income per share attributable to common stockholders, diluted	$(0.09)	$0.06

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(1,913)	$1,195
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	38	188
Unrealized gain (loss) on interest rate swap	374	(2,276)
Other comprehensive income (loss) before taxes	412	(2,088)
Benefit (provision) from income taxes related to other comprehensive income (loss) items	(162)	730
Other comprehensive income (loss)	250	(1,358)
Comprehensive loss	(1,663)	(163)
Comprehensive loss attributable to non-controlling interests	(11)	(14)
Comprehensive loss income attributable to common stockholders	$(1,652)	$(149)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,496	$1,258
Marketable securities - available-for-sale	24,212	26,675
Accounts receivable	4,527	8,740
Inventories	6,378	3,084
Prepaid expenses and other current assets	3,955	3,107
Total current assets	42,568	42,864
Real estate and improvements - held for lease, net	18,582	20,026
Real estate development (includes $90,149 at March 31, 2017 and $89,381 at December 31, 2016, attributable to Centennial Founders, LLC, Note 15)	252,250	248,265
Property and equipment, net	45,989	46,034
Investments in unconsolidated joint ventures	33,692	33,803
Net investment in water assets	47,702	43,764
Deferred tax assets	2,118	2,282
Other assets	4,015	2,663
TOTAL ASSETS	$446,916	$439,701

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,811	$2,415
Accrued liabilities and other	3,445	3,188
Deferred income	2,071	1,529
Revolving line of credit	16,000	7,700
Current maturities of long-term debt	3,868	3,853
Total current liabilities	28,195	18,685
Long-term debt, less current portion	68,905	69,853
Long-term deferred gains	3,662	3,662
Other liabilities	12,989	13,034
Total liabilities	113,751	105,234
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,845,790 at March 31, 2017 and 20,810,301 at December 31, 2016	10,423	10,405
Additional paid-in capital	230,105	229,762
Accumulated other comprehensive loss	(5,989)	(6,239)
Retained earnings	70,045	71,947
Total Tejon Ranch Co. Stockholders’ Equity	304,584	305,875
Non-controlling interest	28,581	28,592
Total equity	333,165	334,467
TOTAL LIABILITIES AND EQUITY	$446,916	$439,701
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net (loss) income	$(1,913)	$1,195
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,150	1,366
Amortization of premium/discount of marketable securities	86	123
Equity in earnings of unconsolidated joint ventures	(228)	(1,455)
Non-cash retirement plan expense	255	242
Gain on sale of real estate/assets	—	(14)
Stock compensation expense	811	973
Excess tax benefit from stock-based compensation	142	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(1,175)	(2,435)
Current liabilities	302	(1,026)
Net cash used in operating activities	(570)	(1,031)
Investing Activities
Maturities and sales of marketable securities	2,671	1,383
Funds invested in marketable securities	(255)	(1,222)
Real estate and equipment expenditures	(4,247)	(5,667)
Communities Facilities District and other reimbursements	—	4,162
Proceeds from sale of real estate/assets	—	145
Investment in unconsolidated joint ventures	(20)	(20)
Distribution of equity from unconsolidated joint ventures	2,087	—
Investments in long-term water assets	(4,276)	—
Net cash used in investing activities	(4,040)	(1,219)
Financing Activities
Borrowings of short-term debt	8,300	2,000
Repayments of short-term debt	—	—
Repayments of long-term debt	(938)	(63)
Taxes on vested stock grants	(514)	(310)
Net cash provided by financing activities	6,848	1,627
Increase (decrease) in cash and cash equivalents	2,238	(623)
Cash and cash equivalents at beginning of period	1,258	1,930
Cash and cash equivalents at end of period	$3,496	$1,307
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$744	$319
Income taxes paid	$—	$1,350
Non cash capital contribution to unconsolidated joint venture	$1,339	$—
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	20,810,301	$10,405	$229,762	$(6,239)	$71,947	$305,875	$28,592	$334,467
Net income (loss)	—	—	—	—	(1,902)	(1,902)	(11)	(1,913)
Other comprehensive income	—	—	—	250	—	250	—	250
Restricted stock issuance	63,276	32	(33)	—	—	(1)	—	(1)
Stock compensation	—	—	876	—	—	876	—	876
Shares withheld for taxes and tax benefit of vested shares	(27,787)	(14)	(500)	—	—	(514)	—	(514)
Balance, March 31, 2017	20,845,790	$10,423	$230,105	$(5,989)	$70,045	$304,584	$28,581	$333,165
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
The periods ending March 31, 2017 and 2016 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s March 31, 2017 and December 31, 2016 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board, or FASB, issued Account Standards Update, or ASU, 2016-01, "Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. The new guidance is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued an ASU No. 2016-08, "Revenue from Contracts with Customers" that further clarifies an ASU issued in 2014 on recognition of revenue arising from contracts with customers. The core principle of this ASU is that entities will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification. However, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. The Company's preliminary assessment of revenues from contracts yielded an immaterial impact to the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting." The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. Stock-based compensation excess tax benefits or deficiencies are now reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas previously they were recognized within additional paid-in-capital. On the Consolidated Statements of Cash Flows, excess tax benefits or deficiencies associated with stock compensation should be classified as an operating activity. We applied both amendments prospectively within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows recognizing excess tax deficiencies of $142,000. This change has no impact on total shareholders’ equity. The amendment also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity within the Consolidated Statements of Cash Flows. This approach is consistent with our existing policy and as such no changes were made to the Consolidated Statements of Cash Flows. Lastly, the ASU also allows for forfeitures to be recorded when they occur rather than estimated over the vesting period. However, we will continue to estimate forfeitures over the vesting period.
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

	Three Months Ended March 31,
	2017	2016
Weighted-average number of shares outstanding:
Common stock	20,827,993	20,702,103
Common stock equivalents-stock options, grants	47,052	71,364
Diluted shares outstanding	20,875,045	20,773,467

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

($ in thousands)		March 31, 2017		December 31, 2016
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,726	$1,722	$1,868	$1,863
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		3,221	3,229	3,320	3,329
Total Certificates of deposit	Level 1	4,947	4,951	5,188	5,192
US Treasury and agency notes
with unrecognized losses for less than 12 months		1,047	1,045	947	946
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		761	762	857	859
Total US Treasury and agency notes	Level 2	1,808	1,807	1,804	1,805
Corporate notes
with unrecognized losses for less than 12 months		9,994	9,954	11,658	11,592
with unrecognized losses for more than 12 months		977	972	1,053	1,042
with unrecognized gains		2,964	2,969	3,431	3,435
Total Corporate notes	Level 2	13,935	13,895	16,142	16,069
Municipal notes
with unrecognized losses for less than 12 months		2,016	1,992	2,556	2,526
with unrecognized losses for more than 12 months		270	268	271	269
with unrecognized gains		1,296	1,299	812	814
Total Municipal notes	Level 2	3,582	3,559	3,639	3,609
		$24,272	$24,212	$26,773	$26,675
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At March 31, 2017, the fair market value of investment securities was $60,000 less than their cost basis.
As of March 31, 2017, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected an increase in the market value of available-for-sale securities of $38,000, which includes estimated taxes of $13,000. As of March 31, 2017, the Company’s gross unrealized holding income equaled $14,000 and gross unrealized holding losses equaled $74,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2017
($ in thousands)	2017	2018	2019	2020	Total
Certificates of deposit	$294	$4,306	$324	$—	$4,924
U.S. Treasury and agency notes	1,234	444	142	—	1,820
Corporate notes	2,051	7,073	4,421	—	13,545
Municipal notes	735	1,688	1,125	—	3,548
	$4,314	$13,511	$6,012	$—	$23,837

	December 31, 2016
($ in thousands)	2017	2018	2019	2020	Total
Certificates of deposit	$531	$4,306	$324	—	$5,161
U.S. Treasury and agency notes	1,234	444	142	—	1,820
Corporate notes	4,316	7,133	4,232	—	15,681
Municipal notes	840	1,688	1,075	—	3,603
	$6,921	$13,571	$5,773	$—	$26,265
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     REAL ESTATE

($ in thousands)	March 31, 2017	December 31, 2016
Real estate development
Mountain Village	$127,116	$126,096
Centennial	90,149	89,381
Grapevine	25,093	23,917
Tejon Ranch Commerce Center	9,892	8,871
Real estate development	252,250	248,265

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	20,288	21,643
Real estate and improvements - held for lease	20,288	21,643
Less accumulated depreciation	(1,706)	(1,617)
Real estate and improvements - held for lease, net	$18,582	$20,026
5.     INVESTMENTS IN WATER ASSETS
Tangible Water Assets
Tangible water assets include water assets held for future use within our real estate developments and farming. Tangible water is held at cost, which includes the price paid for the water and the cost incurred to pump and deliver the water. A portion of our water is currently held in a water bank on Company land in southern Kern County. Banked water costs also include costs related to the right to receive additional acre-feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK. The Company has also banked water within an AVEK owned water bank and with TCWD.

We have also purchased water for future company uses or in certain circumstances, sale. In 2008 we purchased 8,393 acre feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, the remaining portion of which is held on our behalf by AVEK under an agreement where AVEK will return this water to us at a 1.5 to 1 factor. To date, at the 1.5 to 1 factor, 11,235 acre-feet (7,490 X 1.5) of water has been returned and was placed in our Company water bank.
The costs assigned to tangible water assets were as follows ($ in thousands):

	March 31, 2017	December 31, 2016
Banked water and water for future delivery	$5,025	$4,779
Transferable water	13,105	9,075
Total tangible water	$18,130	$13,854

Intangible Water Assets
The Company's carrying amounts of its intangible water assets were as follows: ($ in thousands):

	March 31, 2017		December 31, 2016
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley Ridge water rights	$12,203	$(3,206)	$12,203	$(2,895)
Nickel water rights	18,740	(2,195)	18,740	(2,218)
Tulare Lake Basin water rights	5,857	(1,827)	5,857	(1,777)
	$36,800	$(7,228)	$36,800	$(6,890)
Net intangible water assets	29,572		29,910
Total tangible water assets	18,130		13,854
Net investments in water assets	$47,702		$43,764

We have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District, or TLBWSD, and the Dudley-Ridge Water District, or DRWD, totaling 3,444 acre-feet of SWP entitlement annually, subject to annual SWP allocations. These contracts extend through 2035 and now have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. Purchase costs in 2017 were $716 per acre-foot. For future years, the purchase cost is subject to annual increases based on the greater of the consumer price index or 3%.
The water purchased above is expected to be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses.

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
Water assets consist of the following:

(in acre feet, unaudited)	March 31, 2017	December 31, 2016
Tangible water assets
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	22,117	17,287
AVEK water for future delivery	5,316	2,362
Transferable water*	13,049	9,062
Total tangible water assets	53,515	41,744
Intangible water assets
Water contracts	10,137	10,137
WRMWSD - Contract[s] with Company	15,547	15,547
TCWD - Contract[s] with Company	5,278	5,749
TCWD - Banked water contracted with Company	36,557	33,390
Total intangible water assets	67,519	64,823
Total water sources in acre feet	121,034	106,567
* Of the 13,049 acre feet of transferable water, 7,295 acre feet of transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 10,943 (7,295 x 1.5) acre feet as of March 31, 2017.

Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., has a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2017 is $1,056 per acre foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
During the three months ended March 31, 2017, we sold 939 acre feet of water to PEF totaling $1,109,000 with a cost of $765,000, which was recorded in the mineral resources segment on the unaudited Consolidated Statements of Operations.

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	March 31, 2017	December 31, 2016
Accrued vacation	$892	$901
Accrued paid personal leave	584	590
Accrued bonus	687	1,346
Property tax payable	998	—
Other	284	351
	$3,445	$3,188
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	March 31, 2017	December 31, 2016
Revolving line of credit	$16,000	$7,700
Notes payable	72,494	73,400
Other borrowings	435	467
Total short-term and long-term debt	88,929	81,567
Less: line-of-credit and current maturities of long-term debt	(19,868)	(11,553)
Less: deferred loan costs	(156)	(161)
Long-term debt, less current portion	$68,905	$69,853
On October 13, 2014, the Company, through its wholly-owned subsidiary Ranchcorp, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amended and restated the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility added a $70,000,000 Term Note, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Note were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of March 31, 2017 and December 31, 2016, the RLC had an outstanding balance of $16,000,000 and $7,700,000, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The Term Note had outstanding balances of $68,598,000 and $69,439,000 as of March 31, 2017 and December 31, 2016, respectively. The interest rate per annum applicable to the Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Note requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Note at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables, the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2017 and December 31, 2016, we were in compliance with all financial covenants.
During the third quarter of 2013, we entered into a promissory note agreement with CMFG Life Insurance Company, to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $3,895,000. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	March 31, 2017	December 31, 2016
Pension liability (Note 13)	$3,017	$2,931
Distributions in excess of investment in unconsolidated joint venture (Note 15)	224	—
Interest rate swap liability (Note 10)	1,491	1,865
Supplemental executive retirement plan liability (Note 13)	8,073	8,015
Other	184	223
Total	$12,989	$13,034
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

The following is a summary of the Company's performance share grants with performance conditions for the three months ended March 31, 2017:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	180,345
Target performance	456,853
Maximum performance	699,996
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	March 31, 2017	December 31, 2016
Stock grants outstanding beginning of the year at target achievement	386,171	272,353
New stock grants/additional shares due to maximum achievement	295,243	287,091
Vested grants	(50,024)	(172,749)
Expired/forfeited grants	(11,099)	(524)
Stock grants outstanding	620,291	386,171
The unamortized costs associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of March 31, 2017 were $9,163,000 and 30 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter ending stock price.
The following table summarizes stock compensation costs for the Company's 1998 Employee Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee Plan:	2017	2016
Expensed	$630	$794
Capitalized	65	56
	695	850
NDSI Plan - Expensed	181	179
Total Stock Compensation Costs	$876	$1,029

10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt) The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended March 31, 2017, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of March 31, 2017, the fair value of our interest rate swap agreement aggregating a liability balance was classified in other liabilities.
We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of March 31, 2017 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$(1,490)	$68,598
11.     INCOME TAXES
For the three months ended March 31, 2017, the Company's income tax benefit was $1,332,000 compared to income tax expense of $612,000 for the three months ended March 31, 2016. These represent effective income tax rates of approximately 41% and 34% for the three months ended March 31, 2017 and, 2016, respectively. As of March 31, 2017, we had income tax receivable of $1,798,000. The Company classifies interest and penalties incurred on tax payments as income tax expense. During the three months ended March 31, 2017, the Company made $0 of income tax payments.
12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments in 2017 of approximately $8,799,000 of which $5,989,000 was paid during the first quarter with the remainder to be paid throughout the year. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Investments In Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract.
The Company is obligated to make payments of approximately $800,000 per year through 2021 to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement we entered into with five major environmental organizations in 2008. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. These amounts are recorded in real estate development for the Centennial, Grapevine and Mountain Village, or MV, projects.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. At March 31, 2017 there were no additional improvement funds remaining from the West CFD bonds and there are $7,768,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2017 and future years. During 2016, the Company paid approximately $2,585,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at March 31, 2017.
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

The Company's former tenant Lafarge Corporation, or Lafarge, and current tenant National, continue to remediate these environmental conditions consistent with the RWQCB orders.
The Company is not aware of any failure by Lafarge or National to comply with directives of the RWQCB. Under current and prior leases, National and Lafarge are obligated to indemnify the Company for costs and liabilities arising out of their use of the leased premises. The remediation of environmental conditions is included within the scope of the National or Lafarge indemnity obligations. If the Company were required to remediate the environmental conditions at its own cost, it is unlikely that the amount of any such expenditure by the Company would be material and there is no reasonable likelihood of continuing risk from this matter.
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered Judgment approving the Stipulation for Entry of Judgment and Physical Solution. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills CSD, filed notices of appeal from the Judgment. Appellate briefing will likely occur during the last two quarters of 2017 and first quarter of 2018. Notwithstanding the appeals, the parties with assistance from the Court have begun establishment of the Watermaster and administration of the Physical Solution, consistent with the Judgment.
Summary and Status of Kern Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the Center for Biological Diversity (collectively, “Central Delta”), filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources, or DWR, Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD.  The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the “Monterey Amendments.” Petitioners in this action sought to invalidate environmental documentation prepared pursuant to the California Environmental Quality Act pertaining to the Kern Water Bank.

The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank (“KWB”) lands, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento County Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the remedial EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento County Superior Court. In an initial favorable ruling on January 25, 2013, the court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB lands, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s California Environmental Quality Act, or CEQA, claims, except the Rosedale claim, joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality.
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
On November 24, 2014, the court entered a judgment in the Central Delta case (1) dismissing the challenges to the validity of the Monterey Amendments and the transfer of the KWB lands in their entirety and (2) granting in part, and denying, in part, the CEQA petition for writ of mandate. Central Delta has appealed the judgment and the KWBA and certain other parties have filed a cross-appeal with regard to certain defenses to the CEQA cause of action. The appeals are pending in the California Court of Appeal.
On December 3, 2014, the court entered judgment in the Rosedale case (i) in favor of Rosedale in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed.
On October 21, 2016, the Central Delta petitioners and a new party, the Center for Food Safety (“CFS Petitioners”), filed a new lawsuit against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The new lawsuit challenges DWR’s (i) certification of the Revised EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. In response to a motion filed by the CFS Petitioners, on April 7, 2017 the Superior Court denied the CFS Petitioners’ motion to stay the Superior Court proceedings on the return to the 2014 Writ and CFS petition pending appeal. A hearing in the Superior Court on DWR’s return to the 2014 Writ and the CFS Petition is scheduled for August 18, 2017.
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
13.    RETIREMENT PLANS
The Company has a defined benefit plan that covers many of its employees, or the Benefit Plan. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to-date and expected-to-be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. We do not expect to contribute to the plan during 2017.

Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At March 31, 2017, the investment mix was approximately 55% equity, 38% debt, and 7% money market funds. At December 31, 2016, the investment mix was approximately 60% equity, 29% debt and 11% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 4.3% in 2017 and 2016. The expected long-term rate of return on plan assets is 7.5% in 2017 and 2016. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Cost components:
Service cost-benefits earned during the period	$(61)	$(56)
Interest cost on projected benefit obligation	(104)	(102)
Expected return on plan assets	129	129
Net amortization and deferral	(50)	(46)
Total net periodic pension cost	$(86)	$(75)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Cost components:
Interest cost on projected benefit obligation	$(76)	$(81)
Net amortization and deferral	(93)	(86)
Total net periodic pension cost	$(169)	$(167)
14.    REPORTING SEGMENTS AND RELATED INFORMATION
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

The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Pastoria Energy Facility Lease	$844	$871
Tejon Ranch Commerce Center	612	493
Commercial leases	302	401
Communication leases	207	196
Landscaping and other	224	193
Commercial/industrial revenues	2,189	2,154
Equity in earnings from unconsolidated joint ventures	228	1,455
Total commercial/industrial revenues and equity in earnings from unconsolidated joint ventures	2,417	3,609
Net operating income from commercial/industrial and unconsolidated joint ventures	$674	$1,930

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $630,000 and $542,000 for the three months ended March 31, 2017 and 2016, respectively.
The mineral resources segment receives oil and mineral royalties in addition to periodic reimbursable costs from lessors. The segment also, as opportunities arise periodically, may generate revenues through water transactions. The revenue components of the mineral resources segment were as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Oil and gas	$376	$386
Water sales	1,108	7,791
Rock aggregate	180	202
Cement	278	260
Land lease for oil exploration	25	101
Reimbursable costs	34	—
Total mineral resources revenues	2,001	8,740
Net operating income from mineral resources	$677	$4,047

The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Almonds	$—	$985
Pistachios	256	199
Hay and other	175	37
Total farming revenues	431	1,221
Net operating loss from farming	$(892)	$(285)

Ranch operations consists of game management, ranch and property maintenance, and ancillary land uses such as grazing leases and filming. Within game management, we offer a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. The revenue components of the ranch operations segment were as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Game management	$301	$310
Grazing	424	250
Filming and other	356	278
Total ranch operations revenues	1,081	838
Net operating loss from ranch operations	$(412)	$(509)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at March 31, 2017 was $33,692,000. The equity in the income of the unconsolidated joint ventures was $228,000 for the three months ended March 31, 2017. The unconsolidated joint ventures have not been consolidated as of March 31, 2017, because the
Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At March 31, 2017, the Company had an equity investment balance of $19,273,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form two 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. At March 31, 2017, the Company's investment in these joint ventures was $1,008,000, which includes our outside basis.

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

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture is currently constructing the industrial building and is expected to be completed by late 2017. During the first quarter of 2017, we received distributions of $1,952,000 representing excess distributions of $224,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At March 31, 2017, the Company’s combined equity investment balance in these three joint ventures was $13,411,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General which has now been extended to April 2022, and includes an option to extend for an additional three years. For operating revenue, please see the following table. The Five West Parcel joint venture currently has an outstanding term loan with a balance of $10,116,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of March 31, 2017, had an outstanding balance of $50,227,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes, Lewis Investment Company, and CalAtlantic that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, CFL has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement (the Agreement), whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, CFL redeemed Lewis' entire interest for no consideration. At March 31, 2017, the Company owned 85.95% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Unaudited condensed statement of operations and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2017 are as follows:

	Joint Venture				TRC
	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
($ in thousands)	2017	2016	2017	2016	2017	2016
Petro Travel Plaza Holdings, LLC	$26,407	$23,954	$1,502	$2,291	$901	$1,375
Five West Parcel, LLC	716	790	269	328	134	164
18-19 West, LLC	3	2	(24)	(43)	(13)	(22)
TRCC/Rock Outlet Center, LLC[1]	2,549	2,300	(1,009)	(124)	(505)	(62)
TRC-MRC 1, LLC	—	—	(2)	—	(1)	—
TRC-MRC 2, LLC[2]	935	—	(575)	—	(288)	—
	$30,610	$27,046	$161	$2,452	$228	$1,455

Centennial Founders, LLC	$1	$36	$(110)	$(57)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.5 million and $0.5 million as of March 31, 2017 and 2016, respectively.
(2)Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $1.0 million that will be amortized over the remaining lease period.

	March 31, 2017				December 31, 2016
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$69,921	$(15,276)	$52,789	$19,273	$68,652	$(15,275)	$51,287	$18,372
Five West Parcel, LLC	16,641	(10,116)	6,305	2,968	16,614	(10,251)	6,043	2,837
18-19 West, LLC	4,623	—	4,617	1,749	4,623	—	4,621	1,741
TRCC/Rock Outlet Center, LLC	84,903	(50,227)	33,514	8,694	86,056	(50,712)	34,523	9,198
TRC-MRC 1, LLC	5,972	(269)	4,102	—	199	—	199	224
TRC-MRC 2, LLC	23,218	(21,080)	1,838	1,008	23,965	(21,080)	2,592	1,431
Total	$205,278	$(96,968)	$103,165	$33,692	$200,109	$(97,318)	$99,265	$33,803

Centennial Founders, LLC	$86,568	$—	$86,071	***	$86,099	$—	$85,281	***

*** Centennial Founders, LLC is consolidated within the Company's financial statements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, “likely”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward- looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above in the section entitled, “Risk Factors” in this report and our Annual Report on Form 10-K.
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
We currently operate in five reporting segments: commercial/industrial real estate, resort/residential real estate, mineral resources, farming, and ranch operations.
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
We are also involved in multiple joint ventures with several partners. Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in three joint ventures with Rockefeller Development Group: Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased; 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West; and TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience with 70 premiere retailers. Lastly, we have partnered with Majestic Realty Co. to develop, manage, and operate industrial buildings within TRCC. TRC-MRC 1, LLC, was formed to develop and operate an approximately 480,480 square foot industrial building; and TRC-MRC 2, LLC, which owns a 651,909 square foot building in TRCC-West, that is fully leased. The joint ventures help us to expand our commercial/industrial business activities within TRCC.
The resort/residential real estate segment is actively involved in the land entitlement and development process through wholly-owned subsidiaries and a joint venture. Our active developments within resort/residential are Mountain Village at Tejon, or MV, Centennial at Tejon, or Centennial, and Grapevine at Tejon, or Grapevine.

•
MV encompasses 5,082 acres for a mixed use development to include housing, retail, and commercial industrial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space.

•
The Centennial development is a large master-planned community development encompassing approximately 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes, and 10.1 million square feet of commercial development.

•
Grapevine is an approximately 8,010-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Grapevine has received approval for 12,000 to 14,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a more detailed description of our active developments within the resort/residential segment.
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
For the first three months of 2017 we had a net loss attributable to common stockholders of $1,902,000 compared to net income attributable to common stockholders of $1,209,000 for the first three months of 2016. This decrease was primarily attributable to declines in crop revenues, a result of reduced inventory carryover from the 2016 harvest and falling commodity prices. Additionally, the increased California rainfall this year has temporarily reduced opportunities for water transactions in the marketplace.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the reporting segment information in conjunction with Note 14 (Reporting Segments and Related Information) of the Notes to Unaudited Consolidated Financial Statements.

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
Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016. Please refer to that filing for a description of our critical accounting policies.
Results of Operations
Comparison of three months ended March 31, 2017 to three months ended March 31, 2016
Total revenues for the first three months of 2017 were $5,702,000 compared to $12,953,000 for the first three months of 2016 representing a decrease of $7,251,000, or 56%, the decrease is primarily attributable to a decline in mineral resource revenues of $6,739,000 and farming revenues of $790,000.
Commercial/industrial real estate segment revenues were $2,189,000 for the first three months of 2017, an increase of $35,000, or 2%, compared to the first three months of 2016. The improvement is attributable to the timing of common area maintenance charges for our tenants.
Commercial/industrial real estate segment expenses were $1,743,000 during the first three months of 2017, an increase of $64,000, or 4%, compared to the same period in 2016. This increase is a result of higher insurance costs of $21,000 and repairs and maintenance of $25,000.
Resort/residential real estate segment expenses were $630,000 during the first three months of 2017, an increase of $88,000, or 16%. The increase is attributable to a $116,000 increase in professional services costs offset by a decrease in payroll, overhead and stock compensation costs of $52,000.
Mineral resources segment revenues were $2,001,000 for the first three months of 2017, a decrease of $6,739,000, or 77%, compared to the same period in 2016. During the first three months of 2017, California experienced above normal rain fall and snow levels, resulting in a reduction in water market activity throughout the state. This adversely impacted sales opportunities by $6,573,000.
Mineral resources segment expenses were $1,324,000 for the first three months of 2017, a decrease of $3,369,000, or 72%, compared to the same period in 2016. The reduced water sales discussed above is the overwhelming driver of the decrease.
Farming segment revenues were $431,000 for the first three months of 2017, a decrease of $790,000, or 65%, compared to the same period in 2016. The $790,000 decrease is primarily attributable to the following:

•	The Company has deferred the sale of carry forward almond inventory until pricing becomes more favorable, decreasing almond revenues by $985,000 when compared to the same period in 2016.

Although almond pricing remains in flux due to the uncertainty surrounding the 2017 almond crop, current almond prices remain consistent with their December 31, 2016 levels.

•	2016 pistachio carryover crop revenues increased $58,000. We sold 73,000 and 800 pounds as of March 31, 2017 and 2016, respectively.
Farming segment expenses were $1,323,000 for the first three months of 2017, a decrease of $183,000, or 12%, compared to the same period in 2016. The decline in carryover almond sales accounted for $498,000 of the decrease in farming expenses. Offsetting the decrease were an increase in pistachio cost of sales of $118,000, an increase in fixed water costs of $91,000, and repairs and maintenance of $27,000.
Ranch operations revenues were $1,081,000 for the first three months of 2017, an increase of $243,000, or 29%, compared to the same period in 2016. During the first quarter, we experienced an increase in revenues from grazing leases of $174,000. During the first quarter of 2016, we had minimal grazing lease revenues as a result of a drought clause taking effect. As of the first quarter of 2017, we were unable to determine whether that same clause would take effect and will reassess throughout the year.
Ranch operations expenses were $1,493,000 for the first three months of 2017, an increase of $146,000, or 11%, compared to the same period in 2016. This increase is driven by higher payroll, overhead, and stock compensation of $77,000. Also contributing to the variance were increases in repairs and maintenance and supplies and other costs of $39,000 and $25,000, respectively.
Corporate general and administrative costs were $2,945,000, a decrease of $58,000, or 2%, compared to the same period in 2016. The decrease is in-line with our expectations and was comprised of many drivers necessary to our operations.
Our share of earnings from our joint ventures was $228,000, a decrease of $1,227,000, or 84%, during the first three months of 2017 when compared to the same period in 2016. The primary drivers include the following:

•
There was a $474,000 decrease in our share of earnings from our TA/Petro joint venture. The decline is driven by reduced margins and sales volume for fuel as a result of higher fuel inventory costs. Also contributing to the decline, was the inclement winter weather experienced during the first quarter that reduced traffic volume. Comparatively, diesel and gasoline volumes decreased 256,000 and 65,000 gallons, respectively.

•
There was a $443,000 decrease in our share of earnings from our TRCC/Rock Outlet joint venture. The decrease is attributable to write-off of tenant allowances and other leasing costs associated with four tenant lease terminations. The departing tenants have struggled nationally in recent years as a result of the retail slump and do not represent the overall performance of The Outlets at Tejon. Operationally, the outlet is continually identifying new and desirable tenants to better serve its target demographic. During the first quarter, the outlets executed a new lease with Express, a nationally recognized brand focusing on men's and women's fashion. Express will replace one of the departing tenants and will occupy a space approximating 7,828 square feet. The expected grand opening is Summer 2017. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

•
TRC-MRC 2, a joint venture which was formed during the third quarter of 2016, had a $288,000 loss driven by non-cash accounting adjustments. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

General Outlook
Our commercial activity continues to grow with the opening of Firehouse Subs, a fast casual restaurant. For the three-months ended March 31, 2017 we had no leases that expired, nor did we have any material lease renewals. Our TA/Petro joint venture completed construction of an Arby's that opened during the first quarter.
The logistics operators currently located within our Commerce Center have demonstrated success in serving all of California and the western region of the United States, and we are building from their success in our marketing efforts. We will continue to focus our marketing strategy for TRCC-East and TRCC-West on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our strategy fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment. We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company has partnered with Majestic Realty Co. in the development of a 480,000 square foot, state-of-the-art distribution facility. Construction of the facility is underway, and is scheduled to be complete in the late third quarter of 2017.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino, to include Perris, Moreno Valley, and Beaumont. As development in the Inland Empire continues to move east and farther away from the ports, our potential disadvantage of our distance from the ports is being mitigated. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During the quarter ended March 31, 2017, vacancy rates in the Inland Empire approximated 4.1% compared with 4.5% for the quarter ended March 31, 2016; primarily due to demand keeping pace with the development of new buildings for lease. Without the increase in new development, the vacancy rate would have declined even more. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
We expect that the commercial/industrial real estate segment will continue to incur costs at current levels, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.
Most of the expenditures and capital investment incurred within our resort/residential real estate segment will be focused on obtaining entitlements for Centennial, completing tentative tract maps for MV, and defending the approved EIR for Grapevine.
The increased rainfall in California has, for now, lessened the water burden faced during the drought. However, the increased rainfall and winter storms have limited the time in which bees were able to pollinate our 2017 almond trees. It is still too early in the growing season to determine the impact of winter and spring storms and the limited pollination time on our almond crop. It is also too early in the 2017 growing season to estimate our grape and pistachio crop yields. Due to our exposure to the commodity markets, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Thus far in 2017, prices for almonds and pistachios have declined in comparison to recent years as a result of increasing almond and pistachio supplies and remain consistent with pricing as of December 31, 2016.
As we have noted, 2017 has been a very wet year in California due to winter rain and snow, which has helped to mitigate the drought conditions within the state. The wet 2017 has provided us with the opportunity to further enhance our water banking operations, for future use by our real estate developments and farming, by having access to more water sources. We will throughout 2017 capture as much new water as we reasonably can for our future use. As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. The wet year has also limited potential interim sales activity as you have seen in prior years.
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
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2017, the Company had a net income tax benefit of $1,332,000  compared to a net income tax expense of $612,000 for the three months ended 2016. These represent effective tax rates of approximately 41% and 34% for the three months ended 2017 and, 2016, respectively. As of March 31, 2017, income tax receivables were $1,798,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses.
Cash Flow and Liquidity
We manage our cash and marketable securities along with cash flow to allow us to pursue our strategies of land entitlement, development, farming, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core reporting segments to achieve profitable future growth. We have historically funded our operations with cash flows from operating activities, investment proceeds, short-term borrowings from our bank credit facilities, and long-term debt tied to revenue producing assets. In the past, we have also issued common stock and used the proceeds for capital investments. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, and acquire water rights to ensure adequate future water supply. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so.

Our cash, cash equivalents and marketable securities totaled $27,708,000 at March 31, 2017, a decrease of $225,000, or 1%, from the corresponding amount at the end of 2016. The decrease in our cash position is attributed to a reduction in marketable securities, investments in development projects and water assets offset by drawdowns on our line of credit of $8,300,000.
The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2017	2016
Operating activities	$(570)	$(1,031)
Investing activities	$(4,040)	$(1,219)
Financing activities	$6,848	$1,627
Operating Activities
During the first three months of 2017, our operations used $570,000 of cash as a result of our net loss from operations and in order to pay for growing costs for our crops.
During the first three months of 2016, our operations used $1,031,000 of cash primarily to pay down current liabilities.
Investing Activities
During the first three months of 2017, investing activities used $4,040,000 of cash as a result of $4,247,000 in capital expenditures. Capital expenditures include predevelopment activities for our master planned communities which amounted to $1,045,000 for MV, $870,000 for Grapevine, and $817,000 for Centennial. At TRCC East, we spent $343,000 for infrastructure projects. Within our farming segment, we spent $645,000 replacing old machinery and equipment along with developing a new almond orchard. We spent $269,000 within our mineral resources group for new wells and water turnouts. Within ranch operations we acquired $49,000 in new machinery and equipment. Additionally, we used $4,276,000 for our purchase of water under the Nickel water contract. Our capital outlays were offset by distributions from unconsolidated joint ventures of $2,087,000 and proceeds from maturity of marketable securities of $2,671,000.
During the first three months of 2016, investing activities used $1,219,000 of cash as a result of $5,667,000 in capital expenditures. Capital expenditures include predevelopment activities for our master planned communities which amounted to $1,128,000 for Mountain Village, $887,000 for Grapevine, and $849,000 for Centennial. At TRCC-East, we spent $810,000 for infrastructure projects along with completing the multi-tenant building housing Baja Fresh and Habit Burger. Within our farming segment, we spent $685,000 replacing old machinery and equipment along with developing a new almond crop. We spent $726,000 within our mineral resources group for new wells and water turnouts. Within ranch operations we acquired $396,000 in new machinery and equipment. Lastly, within our corporate division we acquired $175,000 in software and vehicles. Outside of capital expenditures, we invested $1,222,000 in marketable securities comprised of corporate and municipal bonds. Our capital outlays were offset by reimbursements for public infrastructure costs through the East CFD of $4,162,000 and sales and maturities of marketable securities of $1,383,000.
Our estimated capital investment for the remainder of 2017 will be primarily related to real estate projects. Estimated capital investment includes approximately $8,091,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We expect to possibly invest $5,758,000 in permitting and planning activities and defending the approved EIR for Grapevine, $4,597,000 for final approval of tentative tract maps and design activities related to commercial development for MV, and $6,857,000 for completing specific plan EIR, approval of EIR, and mapping activities for Centennial. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase and expect to invest up to $1,000,000 in water assets and infrastructure. We are also planning to invest approximately $771,000 for farming equipment and almond orchards.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the use of additional debt.
Financing Activities
During the first three months of 2017, financing activities provided $6,848,000 in cash primarily through $8,300,000 in drawdowns from our line of credit. As of March 31, 2017, there was an outstanding balance of $16,000,000 on our revolving line of credit. The use of our line of credit primarily reflects the cyclical nature of cash flow in our farming segment as inventory costs build as we move into the second half of the year and the harvest season begins and to water activity during the quarter. The cash inflows were offset by paydowns of long-term debt of $938,000 and tax payments on vested share grants of $514,000.
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
Capital Structure and Financial Condition
At March 31, 2017, total capitalization at book value was $422,094,000 consisting of $88,929,000 of debt and $333,165,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 21.8%.
The Company has a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility consists of a $70,000,000 term note, or Term Note, and a $30,000,000 revolving line of credit, or RLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At March 31, 2017 the RLC had an outstanding balance of $16,000,000. At December 31, 2016, the RLC had an outstanding balance of $7,700,000. The Term Note had outstanding balances of $68,598,000 and $69,439,000 as of March 31, 2017 and December 31, 2016, respectively.

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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2017 and December 31, 2016, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with CMFG Life Insurance Company, to pay principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments of $102,700 ending on September 1, 2028. The current outstanding balance is $3,895,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
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
At March 31, 2017, we had $27,708,000 in cash and securities and had $14,000,000 available on our RLC to meet any short-term liquidity needs.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2017, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$265,705	$2,810	$16,917	$17,527	$228,451
Long-term debt	72,929	3,868	8,201	8,638	52,222
Interest on long-term debt	18,015	2,916	5,357	4,676	5,066
Revolving line of credit borrowings	16,000	16,000	—	—	—
Cash contract commitments	4,619	2,410	1,138	—	1,071
Defined Benefit Plan	3,207	136	424	526	2,121
SERP	4,897	377	991	970	2,559
Tejon Ranch Conservancy	3,800	600	1,600	1,600	—
Financing fees and interest	163	163	—	—	—
Total contractual obligations	$389,335	$29,280	$34,628	$33,937	$291,490
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We do not expect to make contributions to our defined benefit plan in 2017.
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
Estimated water payments include SWP contracts with WRMWDS, TCWD, TLBWSD, and DRWD. These contracts for the supply of future water run through 2035. In addition, in late 2013 we purchased the assignment of a contract to purchase water. The assigned water contract is with Nickel Family, LLC and obligates us to purchase 6,693 acre-feet of water annually starting in 2014 and running to 2044. Please refer to Note 5 (Investments in Water Assets) of the Notes to Unaudited Consolidated Financial Statements for additional information regarding water assets.
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
In connection with the sale of bonds there is a standby letter of credit for $4,921,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at March 31, 2017.
At March 31, 2017, aggregate outstanding debt of unconsolidated joint ventures was $96,968,000. We provided a guarantee on $81,423,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. We do not provide a guarantee on the $15,276,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended March 31,
($ in thousands)	2017	2016
Net income	$(1,913)	$1,195
Net income (loss) attributable to non-controlling interest	(11)	(14)
Interest, net
Consolidated	(103)	(118)
Our share of interest expense from unconsolidated joint ventures	404	299
Total interest, net	301	181
Income taxes	(1,332)	612
Depreciation and amortization:
Consolidated	1,150	1,366
Our share of depreciation and amortization from unconsolidated joint ventures	1,316	669
Total deprecation and amortization	2,466	2,035
EBITDA	(467)	4,037
Stock compensation expense	811	973
Adjusted EBITDA	$344	$5,010
The Company utilizes net operating income (NOI) of unconsolidated joint ventures, a non-GAAP financial measure, as a measure of financial or operating performance. We believe NOI of unconsolidated joint ventures provides investors with useful information concerning operating performance because it illustrates the profitability of our unconsolidated joint ventures after taking into account operating expenses and before taking into account that interest expense and depreciation and amortization associated with our unconsolidated joint ventures, which costs may vary as a result of credit ratings and cost of capital . We also use this measure internally to monitor the operating performance of our unconsolidated joint ventures. Our computation of this non-GAAP measure may not be the same as similar measures reported by other companies. This non-GAAP financial measure should not be considered as an alternative to net income as a measure of the operating performance of our unconsolidated joint ventures or to cash flows computed in accordance with GAAP as a measure of liquidity nor are they indicative of cash flows from operating and financial activities of our unconsolidated joint ventures.

The following schedule reconciles net income of unconsolidated joint ventures to NOI of unconsolidated joint ventures.

	Three Months Ended March 31,
($ in thousands)	2017	2016
Net income of unconsolidated joint ventures	$161	$2,452
Interest expense of unconsolidated joint ventures	786	573
Operating income of unconsolidated joint ventures	947	3,025
Depreciation and amortization of unconsolidated joint ventures	2,521	1,252
Net operating income of unconsolidated joint ventures	$3,468	$4,277
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
Our current RLC has an outstanding balance of $16,000,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR, or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $68,598,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $3,895,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2017
(In thousands except percentage data)

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets:
Marketable securities	$4,348	$13,688	$6,236	—	—	—	24,272	$24,212
Weighted average interest rate	1.31%	1.59%	1.73%	—	—	—	1.58%
Liabilities:
Revolving line of credit	$16,000	—	—	—	—	—	$16,000	$16,000
Weighted average interest rate	2.48%	—	—	—	—	—	2.48%
Long-term debt ($4.75M note)	$200	$277	$289	$302	$315	$2,512	$3,895	$3,895
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$2,552	$3,563	$3,715	$3,881	$4,051	$50,836	$68,598	$68,598
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$164	$218	$53	—	—	—	$435	$435
Weighted average interest rate	3.35%	3.35%	3.35%	—	—	—	3.35%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2016
(In thousands except percentage data)

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets:
Marketable securities	$6,979	$13,787	$6,006	—	—	—	$26,772	$26,675
Weighted average interest rate	1.32%	1.59%	1.73%	—	—	—	1.55%
Liabilities:
Revolving line of credit	$7,700	—	—	—	—	—	$7,700	$7,700
Weighted average interest rate	2.26%	—	—	—	—	—	2.26
Long-term debt ($4.75M note)	$266	$277	$289	$302	$315	$2,512	$3,961	$3,961
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$3,393	$3,563	$3,715	$3,881	$4,051	$50,836	$69,439	$69,439
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$195	$218	$54	—	—	—	$467	$467
Weighted average interest rate	3.35%	3.35%	3.35%	—	—	—	3.35%

Commodity Price Exposure
As of March 31, 2017, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2015 and 2016 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $4,527,000 of accounts receivable outstanding at March 31, 2017, $3,142,000 or 69%, is at risk to changing prices. Of the amount at risk to changing prices, $2,431,000 is attributable to pistachios and $711,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2016 was $6,000,000, or 69% of the total accounts receivable of $8,740,000.
The price estimated for the remaining accounts receivable for pistachios at March 31, 2017 was $2.01 per pound compared to $2.03 per pound at December 31, 2016. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $12,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.88 to $4.92. With respect to almonds, the price estimated for the remaining receivable was $2.49 per pound compared to $2.51 per pound at December 31, 2016. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $2900. The range of final prices over the last three years for almonds has ranged from $1.71 to $3.97 per pound.

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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 12 (Commitments and Contingencies) in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	By-Laws	FN 1

4.1	Form of First Additional Investment Right	FN 2

4.2	Form of Second Additional Investment Right	FN 3

4.3	Registration and Reimbursement Agreement	FN 10

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 4

10.7	*Severance Agreement	FN 5

10.8	*Director Compensation Plan	FN 5

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 13

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 5

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 14

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 5

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 6

10.15	Form of Securities Purchase Agreement	FN 7

10.16	Form of Registration Rights Agreement	FN 8

10.17	*2004 Stock Incentive Program	FN 9

10.18	*Form of Restricted Stock Agreement for Directors	FN 9

10.19	*Form of Restricted Stock Unit Agreement	FN 9

10.23	Tejon Mountain Village LLC Operating Agreement	FN 11

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 12

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 15

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 16

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 17

10.28	Warrant Agreement	FN 18

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 19

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 20

10.31	Amended and Restated Credit Agreement	FN 21

10.32	Term Note	FN 21

10.33	Revolving Line of Credit	FN 21

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 22

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.36	*Separation Agreement - Gregory J. Tobias	FN 24

10.37	Limited Liability Agreement of TRC-MRC 2, LLC	FN 25

10.38	Limited Liability Agreement of TRC-MRC 1, LLC	FN 26

10.39	Centennial Redemption and Withdrawal Agreement	FN 27

10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 28

10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 27
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

FN 28
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

FN 29
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 8, 2017.

TEJON RANCH CO.
(The Company)

/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President, Chief Financial Officer and Corporate Treasurer

/s/ Robert D. Velasquez
Robert D. Velasquez
Vice President of Finance, Chief Accounting Officer