Form 10-Q
period 2017-06-30
TEJON RANCH CO
filed 2017-08-08
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2017 was 20,865,334.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Real estate - commercial/industrial	$2,485	$2,159	$4,674	$4,313
Mineral resources	1,519	3,187	3,520	11,927
Farming	1,501	502	1,932	1,723
Ranch operations	860	1,001	1,941	1,839
Total revenues	6,365	6,849	12,067	19,802
Costs and Expenses:
Real estate - commercial/industrial	1,902	1,714	3,645	3,393
Real estate - resort/residential	500	387	1,130	929
Mineral resources	529	1,800	1,853	6,493
Farming	1,258	1,350	2,581	2,856
Ranch operations	1,461	1,542	2,954	2,889
Corporate expenses	2,494	3,163	5,439	6,166
Total expenses	8,144	9,956	17,602	22,726
Operating (loss) gain	(1,779)	(3,107)	(5,535)	(2,924)
Other (Loss) Income:
Investment income	95	120	198	238
Other (loss) income	(149)	37	31	88
Total other (loss) income	(54)	157	229	326
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(1,833)	(2,950)	(5,306)	(2,598)
Equity in earnings of unconsolidated joint ventures, net	1,560	1,842	1,788	3,297
(Loss) Income before income tax expense	(273)	(1,108)	(3,518)	699
Income tax (benefit) expense	(272)	(380)	(1,604)	232
Net (loss) income	(1)	(728)	(1,914)	467
Net loss attributable to non-controlling interest	(27)	(40)	(38)	(54)
Net (loss) income attributable to common stockholders	$26	$(688)	$(1,876)	$521
Net (loss) income per share attributable to common stockholders, basic	$—	$(0.03)	$(0.09)	$0.03
Net (loss) income per share attributable to common stockholders, diluted	$—	$(0.03)	$(0.09)	$0.03

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(1)	$(728)	$(1,914)	$467
Other comprehensive income (loss):
Unrealized gain on available for sale securities	17	54	55	242
Benefit plan adjustments	1,139	—	1,139	—
SERP liability adjustments	487	—	487	—
Unrealized (loss) gain on interest rate swap	(252)	(1,031)	122	(3,307)
Other comprehensive income (loss) before taxes	1,391	(977)	1,803	(3,065)
Benefit (provision) from income taxes related to other comprehensive income (loss) items	(569)	342	(731)	1,072
Other comprehensive income (loss)	822	(635)	1,072	(1,993)
Comprehensive loss	821	(1,363)	(842)	(1,526)
Comprehensive loss attributable to non-controlling interests	(27)	(40)	(38)	(54)
Comprehensive income (loss) attributable to common stockholders	$848	$(1,323)	$(804)	$(1,472)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$522	$1,258
Marketable securities - available-for-sale	22,707	26,675
Accounts receivable	3,761	8,740
Inventories	9,320	3,084
Prepaid expenses and other current assets	3,410	3,107
Total current assets	39,720	42,864
Real estate and improvements - held for lease, net	18,497	20,026
Real estate development (includes $91,149 at June 30, 2017 and $89,381 at December 31, 2016, attributable to Centennial Founders, LLC, Note 15)	257,911	248,265
Property and equipment, net	45,960	46,034
Investments in unconsolidated joint ventures	34,505	33,803
Net investment in water assets	47,556	43,764
Deferred tax assets	1,503	2,282
Other assets	4,326	2,663
TOTAL ASSETS	$449,978	$439,701

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,427	$2,415
Accrued liabilities and other	3,219	3,188
Deferred income	1,889	1,529
Revolving line of credit	20,000	7,700
Current maturities of long-term debt	3,969	3,853
Total current liabilities	32,504	18,685
Long-term debt, less current portion	67,849	69,853
Long-term deferred gains	3,187	3,662
Other liabilities	11,424	13,034
Total liabilities	114,964	105,234
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,857,255 at June 30, 2017 and 20,810,301 at December 31, 2016	10,429	10,405
Additional paid-in capital	231,127	229,762
Accumulated other comprehensive loss	(5,167)	(6,239)
Retained earnings	70,071	71,947
Total Tejon Ranch Co. Stockholders’ Equity	306,460	305,875
Non-controlling interest	28,554	28,592
Total equity	335,014	334,467
TOTAL LIABILITIES AND EQUITY	$449,978	$439,701
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net (loss) income	$(1,914)	$467
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,282	2,810
Amortization of premium/discount of marketable securities	163	255
Equity in earnings of unconsolidated joint ventures	(1,788)	(3,297)
Non-cash retirement plan expense	366	483
Deferred income taxes	48	—
Stock compensation expense	1,694	2,131
Excess tax benefit from stock-based compensation	143	—
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(2,867)	(4,939)
Current liabilities	231	(1,607)
Net cash used in operating activities	(1,642)	(3,697)
Investing Activities
Maturities and sales of marketable securities	4,115	3,291
Funds invested in marketable securities	(255)	(3,151)
Real estate and equipment expenditures	(10,943)	(13,266)
Communities Facilities District and other reimbursements	—	4,650
Proceeds from sale of real estate/assets	—	—
Investment in unconsolidated joint ventures	(252)	(55)
Distribution of equity from unconsolidated joint ventures	2,848	600
Investments in long-term water assets	(4,468)	—
Net cash used in investing activities	(8,955)	(7,931)
Financing Activities
Borrowings of short-term debt	12,300	11,000
Repayments of short-term debt	—	—
Repayments of long-term debt	(1,899)	(126)
Taxes on vested stock grants	(540)	(314)
Net cash provided by financing activities	9,861	10,560
Increase (decrease) in cash and cash equivalents	(736)	(1,068)
Cash and cash equivalents at beginning of period	1,258	1,930
Cash and cash equivalents at end of period	$522	$862
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$(463)	$584
Income taxes paid	$—	$1,350
Non cash capital contribution to unconsolidated joint venture	$1,339	$—
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	20,810,301	$10,405	$229,762	$(6,239)	$71,947	$305,875	$28,592	$334,467
Net (loss) income	—	—	—	—	(1,876)	(1,876)	(38)	(1,914)
Other comprehensive income	—	—	—	1,072	—	1,072	—	1,072
Restricted stock issuance	76,558	39	(40)	—	—	(1)	—	(1)
Stock compensation	—	—	1,930	—	—	1,930	—	1,930
Shares withheld for taxes and tax benefit of vested shares	(29,604)	(15)	(525)	—	—	(540)	—	(540)
Balance June 30, 2017	20,857,255	$10,429	$231,127	$(5,167)	$70,071	$306,460	$28,554	$335,014
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries, (the Company, Tejon, we, us and our), furnished pursuant to Part I, Item 1 of Form 10-Q is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.
The periods ending June 30, 2017 and 2016 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s June 30, 2017 and December 31, 2016 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)`." From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
In March 2016, the FASB issued an ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 06)" that further clarifies an ASU issued in 2014 on recognition of revenue arising from contracts with customers. The core principle of this ASU is that entities will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification. However, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. Our primary sources of revenues include: 1) real property leases for which the pronouncement provides a scope exception, 2) agricultural sales where we act as the principle only, recognizing revenues upon satisfying a performance obligation for the gross amount of consideration, to which we expect to be entitled in exchange for the specified good transferred, and 3) hunting memberships and services where we act as the principle only, recognizing revenues upon satisfying a performance obligation for the gross amount of consideration, to which we expect to be entitled in exchange for the specified good transferred. Based on the Company's preliminary assessment over current revenue recognition policies and the new ASU, we believe that the new ASU will not have a material impact to the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting." The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. Stock-based compensation excess tax benefits or deficiencies are now reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas previously they were recognized within additional paid-in-capital. On the Consolidated Statements of Cash Flows, excess tax benefits or deficiencies associated with stock compensation should be classified as an operating activity. We applied both amendments prospectively within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows recognizing excess tax deficiencies of $143,000. This change has no impact on total shareholders’ equity. The amendment also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity within the Consolidated Statements of Cash Flows. This approach is consistent with our existing policy and as such no changes were made to the Consolidated Statements of Cash Flows. Lastly, the ASU also allows for forfeitures to be recorded when they occur rather than estimated over the vesting period. However, we will continue to estimate forfeitures over the vesting period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average number of shares outstanding:
Common stock	20,855,112	20,724,689	20,841,627	20,713,396
Common stock equivalents-stock options, grants	22,837	115,693	44,003	103,664
Diluted shares outstanding	20,877,949	20,840,382	20,885,630	20,817,060

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

($ in thousands)		June 30, 2017		December 31, 2016
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,241	$1,238	$1,868	$1,863
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		3,603	3,612	3,320	3,329
Total Certificates of deposit	Level 1	4,844	4,850	5,188	5,192
US Treasury and agency notes
with unrecognized losses for less than 12 months		1,165	1,164	947	946
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		103	104	857	859
Total US Treasury and agency notes	Level 2	1,268	1,268	1,804	1,805
Corporate notes
with unrecognized losses for less than 12 months		10,750	10,724	11,658	11,592
with unrecognized losses for more than 12 months		1,323	1,318	1,053	1,042
with unrecognized gains		1,182	1,184	3,431	3,435
Total Corporate notes	Level 2	13,255	13,226	16,142	16,069
Municipal notes
with unrecognized losses for less than 12 months		1,836	1,817	2,556	2,526
with unrecognized losses for more than 12 months		519	516	271	269
with unrecognized gains		1,028	1,030	812	814
Total Municipal notes	Level 2	3,383	3,363	3,639	3,609
		$22,750	$22,707	$26,773	$26,675
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At June 30, 2017, the fair market value of investment securities was $43,000 less than their cost basis.
As of June 30, 2017, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected an increase in the market value of available-for-sale securities of $55,000, which includes estimated taxes of $19,000. As of June 30, 2017, the Company’s gross unrealized holding gains equaled $13,000 and gross unrealized holding losses equaled $56,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2017
($ in thousands)	2017	2018	2019	2020	Total
Certificates of deposit	$195	$4,306	$324	$—	$4,825
U.S. Treasury and agency notes	692	444	141	—	1,277
Corporate notes	1,724	7,073	4,152	—	12,949
Municipal notes	545	1,688	1,125	—	3,358
	$3,156	$13,511	$5,742	$—	$22,409

	December 31, 2016
($ in thousands)	2017	2018	2019	2020	Total
Certificates of deposit	$531	$4,306	$324	—	$5,161
U.S. Treasury and agency notes	1,234	444	142	—	1,820
Corporate notes	4,316	7,133	4,232	—	15,681
Municipal notes	840	1,688	1,075	—	3,603
	$6,921	$13,571	$5,773	$—	$26,265
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     REAL ESTATE

($ in thousands)	June 30, 2017	December 31, 2016
Real estate development
Mountain Village	$128,989	$126,096
Centennial	91,149	89,381
Grapevine	26,423	23,917
Tejon Ranch Commerce Center	11,350	8,871
Real estate development	257,911	248,265

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	20,293	21,643
Real estate and improvements - held for lease	20,293	21,643
Less accumulated depreciation	(1,796)	(1,617)
Real estate and improvements - held for lease, net	$18,497	$20,026
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

We have also purchased water for future company uses or in certain circumstances, sale. In 2008, we purchased 8,393 acre feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, the remaining portion of which is held on our behalf by AVEK under an agreement where AVEK will return this water to us at a 1.5 to 1 factor. To date, at the 1.5 to 1 factor, 13,548 acre-feet (9,032 X 1.5) of water has been returned and was placed in our Company water bank.
The costs assigned to tangible water assets were as follows ($ in thousands):

	June 30, 2017	December 31, 2016
Banked water and water for future delivery	$4,970	$4,779
Transferable water	13,351	9,075
Total tangible water	$18,321	$13,854

Intangible Water Assets
The Company's carrying amounts of its intangible water assets were as follows: ($ in thousands):

	June 30, 2017		December 31, 2016
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley Ridge water rights	$12,203	$(3,327)	$12,203	$(2,895)
Nickel water rights	18,740	(2,356)	18,740	(2,218)
Tulare Lake Basin water rights	5,857	(1,882)	5,857	(1,777)
	$36,800	$(7,565)	$36,800	$(6,890)
Net intangible water assets	29,235		29,910
Total tangible water assets	18,321		13,854
Net investments in water assets	$47,556		$43,764

We have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District, or TLBWSD, and the Dudley-Ridge Water District, or DRWD, totaling 3,444 acre-feet of SWP entitlement annually, subject to annual SWP allocations. These contracts extend through 2035 and now have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost in 2017 is $716 per acre-foot. The purchase cost is subject to annual increases based on the greater of the consumer price index or 3%.
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
Water assets consist of the following:

(in acre feet, unaudited)	June 30, 2017	December 31, 2016
Tangible water assets
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	22,916	17,287
AVEK water for future delivery	7,227	2,362
Transferable water*	11,630	9,062
Total tangible water assets	54,806	41,744
Intangible water assets
Water contracts	10,137	10,137
WRMWSD - Contract[s] with Company	15,547	15,547
TCWD - Contract[s] with Company	5,278	5,749
TCWD - Banked water contracted with Company	40,615	33,390
Total intangible water assets	71,577	64,823
Total water sources in acre feet	126,383	106,567
* Of the 13,049 acre feet of transferable water, 5,754 acre feet of transferable water with AVEK that is used by the Company or returned by AVEK to the Company will be returned at a 1.5 to 1 factor giving the Company use of a total of 8,631 (5,754 x 1.5) acre feet as of June 30, 2017.

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
During the six months ended June 30, 2017, we sold 939 acre feet of water to PEF totaling $1,109,000 with a cost of $765,000, which was recorded in the mineral resources segment on the unaudited Consolidated Statements of Operations.

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	June 30, 2017	December 31, 2016
Accrued vacation	$847	$901
Accrued paid personal leave	576	590
Accrued bonus	1,320	1,346
Other	476	351
	$3,219	$3,188
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	June 30, 2017	December 31, 2016
Revolving line of credit	$20,000	$7,700
Notes payable	71,587	73,400
Other borrowings	381	467
Total short-term and long-term debt	91,968	81,567
Less: line-of-credit and current maturities of long-term debt	(23,969)	(11,553)
Less: deferred loan costs	(150)	(161)
Long-term debt, less current portion	$67,849	$69,853
On October 13, 2014, the Company, through its wholly-owned subsidiary Ranchcorp, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amended and restated the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility added a $70,000,000 Term Note, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Note were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of June 30, 2017 and December 31, 2016, the RLC had an outstanding balance of $20,000,000 and $7,700,000, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The Term Note had outstanding balances of $67,757,000 and $69,439,000 as of June 30, 2017 and December 31, 2016, respectively. The interest rate per annum applicable to the Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Note requires interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Note at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables, the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2017 and December 31, 2016, we were in compliance with all financial covenants.
During the third quarter of 2013, we entered into a promissory note agreement with CMFG Life Insurance Company, to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $3,829,000. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	June 30, 2017	December 31, 2016
Pension liability (Note 13)	$1,845	$2,931
Interest rate swap liability (Note 10)	1,743	1,865
Supplemental executive retirement plan liability (Note 13)	7,620	8,015
Other	216	223
Total	$11,424	$13,034
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

The following is a summary of the Company's performance share grants with performance conditions for the six months ended June 30, 2017:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	169,178
Target performance	434,521
Maximum performance	666,497
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	June 30, 2017	December 31, 2016
Stock grants outstanding beginning of the year at target achievement	386,171	272,353
New stock grants/additional shares due to maximum achievement	295,243	287,091
Vested grants	(55,024)	(172,749)
Expired/forfeited grants	(37,239)	(524)
Stock grants outstanding	589,151	386,171
The unamortized costs associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of June 30, 2017 were $7,639,000 and 28 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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

The following table summarizes stock compensation costs for the Company's 1998 Employee Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee Plan:	2017	2016
Expensed	$1,346	$1,768
Capitalized	236	139
	1,582	1,907
NDSI Plan - Expensed	348	363
Total Stock Compensation Costs	$1,930	$2,270
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt) The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended June 30, 2017, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of June 30, 2017, the fair value of our interest rate swap agreement aggregating a liability balance was classified in other liabilities.
We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of June 30, 2017 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$(1,743)	$67,757
11.     INCOME TAXES
For the six months ended June 30, 2017, the Company's income tax benefit was $1,604,000 compared to income tax expense of $232,000 for the six months ended June 30, 2016. These represent effective income tax rates of approximately 46% and 33% for the six months ended June 30, 2017 and, 2016, respectively. As of June 30, 2017, we had income tax receivable of $2,117,000. The Company classifies interest and penalties incurred on tax payments as income tax expense. During the six months ended June 30, 2017, the Company made $0 of income tax payments.

12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments in 2017 of approximately $8,799,000 of which $7,358,000 was paid during the first six months of 2017 with the remainder to be paid throughout the rest of the year. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Investments In Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract.
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

The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. At June 30, 2017 there were no additional improvement funds remaining from the West CFD bonds and there are $7,768,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2017 and future years. During 2017, the Company paid approximately $1,292,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at June 30, 2017.
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
On November 24, 2014, the court issued a writ of mandate (the “2014 Writ”) that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The 2014 Writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and Rosedale. The 2014 Writ, as revised by the court, requires DWR to certify the revised EIR and file the return to the 2014 Writ by September 28, 2016. On September 20, 2016 the Director of DWR (a) certified the Revised EIR as in compliance with CEQA, (b) adopted findings, a statement of overriding considerations, and a mitigation, monitoring and reporting program as required by CEQA, (c) made a new finding pertaining to carrying out the Monterey Amendments through continued use and operation of the KWB by the KWBA, and (d) caused a notice of determination to be filed with the Office of Planning and Resources of the State of California on September 22, 2016. On September 28, 2016, DWR filed with the Superior Court its return to the 2014 Writ.
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
On December 3, 2014, the court entered judgment in the Rosedale case (i) in favor of Rosedale in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed. Rosedale has stipulated to the discharge of the 2014 Writ.
On October 21, 2016, the Central Delta petitioners and a new party, the Center for Food Safety (“CFS Petitioners”), filed a new lawsuit against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The new lawsuit challenges DWR’s (i) certification of the Revised EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. In response to a motion filed by the CFS Petitioners, on April 7, 2017 the Superior Court denied the CFS Petitioners’ motion to stay the Superior Court proceedings on the return to the 2014 Writ and CFS petition pending appeal. The Superior Court subsequently modified the 2014 Writ to authorize the KWBA to construct an additional 190 acres of recharge ponds within the KWB pending the court's consideration of DWR's return to the 2014 Writ and the petition in CFS vs DWR. A hearing in the Superior Court on DWR’s return to the 2014 Writ and the CFS Petition is scheduled for August 18, 2017.
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

13.    RETIREMENT PLANS
The Company has a defined benefit plan that covers many of its employees, or the Benefit Plan. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to-date and expected-to-be provided in the future. The Company funds the Benefit Plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company in April 2017, froze the Benefit Plan as it relates to future benefit accruals for participants. The Benefit Plan was closed to new participants in February 2007. The benefit accrual freeze resulted in a benefit plan adjustment, improving our other comprehensive loss position by $1,139,000. We do not expect to contribute to the Benefit Plan during 2017.
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are generally allowed to typically fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At June 30, 2017, the investment mix was approximately 56% equity, 41% debt, and 3% money market funds. At December 31, 2016, the investment mix was approximately 60% equity, 29% debt and 11% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rates used in determining periodic pension cost were 3.9% and 4.3% in 2017 and 2016, respectively. The expected long-term rate of return on plan assets is 7.5% in 2017 and 2016. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2017	2016
Cost components:
Service cost-benefits earned during the period	$(45)	$(111)
Interest cost on projected benefit obligation	(198)	(203)
Expected return on plan assets	263	258
Net amortization and deferral	(73)	(92)
Total net periodic pension cost	$(53)	$(148)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The Company in April 2017, froze the SERP plan as it relates to the accrual of additional benefits resulting in a SERP liability adjustment, improving our other comprehensive loss position by $487,000. The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2017	2016
Cost components:
Interest cost on projected benefit obligation	$(146)	$(161)
Net amortization and deferral	(166)	(172)
Total net periodic pension cost	$(312)	$(333)

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
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Pastoria Energy Facility Lease	$881	$860	$1,725	$1,731
Tejon Ranch Commerce Center	500	513	1,112	1,006
Commercial leases	290	399	592	800
Communication leases	167	198	374	394
Landscaping and other	172	189	396	382
Land sale	475	—	475	—
Commercial/industrial revenues	2,485	2,159	4,674	4,313
Equity in earnings from unconsolidated joint ventures	1,560	1,842	1,788	3,297
Total commercial/industrial revenues and equity in earnings from unconsolidated joint ventures	4,045	4,001	6,462	7,610
Net operating income from commercial/industrial and unconsolidated joint ventures	$2,143	$2,287	$2,817	$4,217

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $1,130,000 and $929,000 for the six months ended June 30, 2017 and 2016, respectively. The segment produced losses of $500,000 and $387,000 for the quarters ended June 30, 2017 and 2016, respectively.

The mineral resources segment receives oil and mineral royalties in addition to periodic reimbursable costs from lessors. The segment also, as opportunities arise periodically, may generate revenues through water transactions. The revenue components of the mineral resources segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Oil and gas	$429	$383	$805	$769
Water sales	146	1,810	1,254	9,601
Rock aggregate	248	305	428	507
Cement	519	369	797	629
Land lease for oil exploration	—	25	25	126
Reimbursable costs	177	295	211	295
Total mineral resources revenues	1,519	3,187	3,520	11,927
Net operating income from mineral resources	$990	$1,387	$1,667	$5,434
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Almonds	$790	$359	$790	$1,344
Pistachios	312	59	568	258
Hay and other	399	84	574	121
Total farming revenues	1,501	502	1,932	1,723
Net operating income (loss) from farming	$243	$(848)	$(649)	$(1,133)

Ranch operations consists of game management, ranch and property maintenance, and ancillary land uses such as grazing leases and filming. Within game management, we offer a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. The revenue components of the ranch operations segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Game management	$277	$373	$578	$852
Grazing	474	523	898	773
Filming and other	109	105	465	214
Total ranch operations revenues	860	1,001	1,941	1,839
Net operating loss from ranch operations	$(601)	$(541)	$(1,013)	$(1,050)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at June 30, 2017 was $34,505,000. The equity in the income of the unconsolidated joint ventures was $1,788,000 for the six months ended June 30, 2017. The unconsolidated joint ventures have not been consolidated as of June 30, 2017, because the
Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At June 30, 2017, the Company had an equity investment balance of $21,086,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form two 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. At June 30, 2017, the Company's investment in these joint ventures was $422,000, which includes our outside basis.

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

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture is currently constructing the industrial building and is expected to be completed by late 2017. During the first six months of 2017, we received distributions of $1,952,000 representing excess distributions of $4,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately. The joint venture currently has borrowings under a construction loan of $8,570,000.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At June 30, 2017, the Company’s combined equity investment balance in these three joint ventures was $12,994,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC including pursuing Foreign Trade Zone, or FTZ, designation and development of the property within the FTZ for warehouse distribution and light manufacturing. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General which has now been extended to April 2022, and includes an option to extend for an additional three years. For operating revenue, please see the following table. The Five West Parcel joint venture currently has an outstanding term loan with a balance of $9,981,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of June 30, 2017, had an outstanding balance of $49,741,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes, Lewis Investment Company, and CalAtlantic that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, CFL has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement (the Agreement), whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, CFL redeemed Lewis' entire interest for no consideration. At June 30, 2017, the Company owned 85.95% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Unaudited condensed statement of operations for the three and six months ended June 30 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30 are as follow:

	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$30,825	$24,098	$3,021	$2,838	$1,813	$1,702
Five West Parcel, LLC	702	694	231	221	116	111
18-19 West, LLC	2	2	(30)	(29)	(14)	(14)
TRCC/Rock Outlet Center, LLC[1]	2,726	2,455	(82)	87	(41)	43
TRC-MRC 1, LLC	—	—	—	—	—	—
TRC-MRC 2, LLC[2]	905	—	(629)	—	(314)	—
	$35,160	$27,249	$2,511	$3,117	$1,560	$1,842

Centennial Founders, LLC	$—	$36	$(207)	$(57)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.5 million and $0.5 million as of June 30, 2017 and 2016, respectively.
(2)Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $1.0 million that will be amortized over the remaining lease period. A majority of these non-cash costs are expected to be amortized by the end of FY2017.

	Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$57,232	$48,052	$4,523	$5,129	$2,714	$3,077
Five West Parcel, LLC	1,418	1,484	500	549	250	275
18-19 West, LLC	5	4	(54)	(72)	(27)	(36)
TRCC/Rock Outlet Center, LLC[1]	5,275	4,755	(1,091)	(37)	(546)	(19)
TRC-MRC 1, LLC	—	—	(2)	—	(1)	—
TRC-MRC 2, LLC[2]	1,840	—	(1,204)	—	(602)	—
	$65,770	$54,295	$2,672	$5,569	$1,788	$3,297

Centennial Founders, LLC	$1	$72	$(317)	$(225)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.0 million and $1.0 million as of June 30, 2017 and 2016, respectively.
(2)Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $2.0 million that will be amortized over the remaining lease period. A majority of these non-cash costs are expected to be amortized by the end of FY2017.

	June 30, 2017				December 31, 2016
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$73,894	$(15,277)	$55,810	$21,086	$68,652	$(15,275)	$51,287	$18,372
Five West Parcel, LLC	15,849	(9,981)	5,568	2,600	16,614	(10,251)	6,043	2,837
18-19 West, LLC	4,645	—	4,638	1,745	4,623	—	4,621	1,741
TRCC/Rock Outlet Center, LLC	84,281	(49,741)	33,431	8,652	86,056	(50,712)	34,523	9,198
TRC-MRC 1, LLC	14,533	(8,570)	4,542	—	199	—	199	224
TRC-MRC 2, LLC	22,264	(21,080)	845	422	23,965	(21,080)	2,592	1,431
Total	$215,466	$(104,649)	$104,834	$34,505	$200,109	$(97,318)	$99,265	$33,803

Centennial Founders, LLC	87,136	—	86,425	***	86,099	—	85,281	***

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
For the first six months of 2017 we had a net loss attributable to common stockholders of $1,876,000 compared to net income attributable to common stockholders of $521,000 for the first six months of 2016. The primary loss driver is an increase in water availability in California due to increased rainfall this past winter, which reduced opportunities for water transactions in the marketplace. Given the decline in oil and crop prices, along with fewer opportunities for water sales, we evaluated our staffing needs and reduced staffing where necessary. The rightsizing will not have an effect on our continued strategy of moving forward with the implementation of TRCC and the entitlement work for Grapevine and Centennial and track map approval for Mountain Village. The right sizing is expected to provide savings on personnel costs of $2,565,000 over the next 18 months.
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
Results of Operations
Comparison of six months ended June 30, 2017 to six months ended June 30, 2016
Total revenues for the first six months of 2017 were $12,067,000 compared to $19,802,000 for the first six months of 2016 representing a decrease of $7,735,000, or 39%, the decrease is primarily attributable to a decline in mineral resource revenues of $8,407,000.
Commercial/industrial real estate segment revenues were $4,674,000 for the first six months of 2017, an increase of $361,000, or 8%, compared to the first six months of 2016. The improvement is attributable to recognizing deferred revenues associated with a land sale occurring during November 2016.
Commercial/industrial real estate segment expenses were $3,645,000 during the first six months of 2017, an increase of $252,000, or 7%, compared to the same period in 2016. This increase is a result of higher personnel costs of $76,000, a result of our rightsizing initiatives and issuance of performance based stock compensation. Additionally, we had fewer real estate development projects qualifying for payroll capitalization during 2017 resulting in higher expenses. Lastly, we recognized $64,000 in cost of sales associated with the completion of our 2016 land sale.
Resort/residential real estate segment expenses were $1,130,000 during the first six months of 2017, an increase of $201,000, or 22%. The increase is attributable to a $111,000 increase in personnel costs, a result of our right sizing initiatives and issuance of performance based stock compensation. The costs associated with the right sizing were not capitalizable thus increasing our expenses.

Mineral resources segment revenues were $3,520,000 for the first six months of 2017, a decrease of $8,407,000, or 70%, compared to the same period in 2016. During the 2016/2017 winter, California experienced above normal rain fall and snow levels, resulting in a reduction in water market activity throughout the state. This adversely impacted sales opportunities by $8,347,000 when compared to water sales during the same period last year.
Mineral resources segment expenses were $1,853,000 for the first six months of 2017, a decrease of $4,640,000, or 71%, compared to the same period in 2016. The reduced water sales discussed above is the overwhelming driver of the decrease.
Farming segment revenues were $1,932,000 for the first six months of 2017, an increase of $209,000, or 12%, compared to the same period in 2016. The $209,000 increase is primarily attributable to the following:

•
Almond revenues decreased $554,000 when compared to the same period in 2016 due to sales timing. Almond pricing remains in flux due to the uncertainty surrounding the 2017 almond crop, current almond prices remain consistent with their December 31, 2016 levels. Comparatively, we sold 177,000 and 411,000 pounds during the six months ended June 30, 2017 and 2016, respectively.

•
2016 pistachio carryover crop revenues increased $311,000. We sold 148,000 and 2,900 pounds during the six months ended June 30, 2017 and 2016, respectively. The sales associated with 2016 were below historical averages because of the low 2015 production.

•	During the latter half of 2016, we entered into a farming lease which generated $542,000 in revenues and reimbursable costs during the six months ended June 30, 2017.
Farming segment expenses were $2,581,000 for the first six months of 2017, a decrease of $275,000, or 10%, compared to the same period in 2016. We saw a decrease in the cost of sales of almonds of $479,000 as a result of the decline in almond sales. Also during the second quarter, a key farming executive retired, resulting in a decrease in stock compensation of $234,000. Offsetting the decrease were increased pistachio cost of sales of $255,000 resulting from the increased sales volume. Also offsetting the decrease were increased estimated water contract costs with WRMWSD of $181,000, which is historically higher during the first half of the year.
Ranch operations revenues were $1,941,000 for the first six months of 2017, an increase of $102,000, or 6%, compared to the same period in 2016. We experienced an increase in revenues from grazing leases of $126,000. During the first half of 2016, we had less grazing lease revenues as a result of a drought clause being in effect.
Ranch operations expenses were $2,954,000 for the first six months of 2017, an increase of $65,000, or 2%, compared to the same period in 2016. Increased personnel costs, resulting from our rightsizing initiatives, is the overwhelming driver of this increase.
Corporate general and administrative costs were $5,439,000, a decrease of $727,000, or 12%, compared to the same period in 2016. During 2017, the Company internalized additional legal tasks, previously outsourced, associated with our development projects resulting in an increase in capitalizable payroll costs of $336,000. The remaining decrease is attributable to decreases in legal costs associated with employment and investor related matters. As we move forward into the second half of 2017 and into 2018, we expect to begin to recognize savings from the rightsizing discussed above.
Our share of earnings from our joint ventures was $1,788,000, a decrease of $1,509,000, or 46%, during the first six months of 2017 when compared to the same period in 2016. The primary drivers include the following:

•
There was a $474,000 decrease in our share of earnings from our TA/Petro joint venture. The decline is driven by increased operating costs associated with new offerings at TA/Petro. Also contributing to the decline, was the inclement winter weather experienced during the first quarter that reduced traffic volume. Comparatively, diesel volumes decreased 813,000 gallons while gasoline volumes increased 227,000 gallons.

•
There was a $527,000 decrease in our share of earnings from our TRCC/Rock Outlet joint venture. The decrease is attributable to write-off of tenant allowances and other leasing costs associated with six tenant lease terminations. The departing tenants have struggled nationally in recent years as a result of the retail slump and do not represent the overall performance of The Outlets at Tejon. Operationally, the outlet is continually identifying new and desirable tenants to better serve its target demographic. During the second quarter, Express, a nationally recognized brand focusing on men's and women's fashion commenced operations occupying a space approximating 7,828 square feet. On July 14, 2017, TRCC/Rock Outlets executed a lease with Old Navy for a space approximating 12,500 square feet. On July 21, 2017, Samsonite, a worldwide leader in superior travel bags and luggage, took possession of a vacated unit and immediately commenced operations.

•
TRC-MRC 2, a joint venture which was formed during the third quarter of 2016, had a $602,000 loss driven by non-cash GAAP losses, despite generating positive net operating income. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

Comparison of three months ended June 30, 2017 to three months ended June 30, 2016
Total revenues for the three months ended June 30, 2017 were $6,365,000 compared to $6,849,000 for the three months ended June 30, 2016 representing a decrease of $484,000, or 7%, the decrease is primarily attributable to a decline in mineral resource revenues of $1,668,000 offset by improvements within our farming and commercial segments of $999,000 and $326,000, respectively.
Commercial/industrial real estate segment revenues were $2,485,000 for the three months ended June 30, 2017, an increase of $326,000, or 15%, compared to the three months ended June 30, 2016. The improvement is attributable to recognizing deferred revenues associated with a land sale occurring in November 2016.
Commercial/industrial real estate segment expenses were $1,902,000 during the three months ended June 30, 2017, an increase of $188,000, or 11%, compared to the same period in 2016. This increase is also attributed to increases in personnel costs and reductions in development projects qualifying for capitalization as discussed above. Additionally, we recognized $64,000 in cost of sales associated with the completion of our 2016 land sale.
Resort/residential real estate segment expenses were $500,000 during the three months ended June 30, 2017, an increase of $113,000, or 29%. The increase is attributable to increases in property taxes, dues/fees, and non capitalizable payroll.
Mineral resources segment revenues were $1,519,000 for the three months ended June 30, 2017, a decrease of $1,668,000, or 52%, compared to the same period in 2016. During the winter of 2017, California experienced above normal rain fall and snow levels, resulting in a reduction in water market activity throughout the state. This adversely impacted sales opportunities by $1,664,000 when compared to water sales occurring during the same period last year.
Mineral resources segment expenses were $529,000 for the three months ended June 30, 2017, a decrease of $1,271,000, or 71%, compared to the same period in 2016. The reduced water sales discussed above is the overwhelming driver of the decrease.

Farming segment revenues were $1,501,000 for the three months ended June 30, 2017, an increase of $999,000, or 199%, compared to the same period in 2016. The $999,000 change is primarily attributable to the following:

•
2016 almond carryover crop revenues increased $227,000. We sold 177,000 and 155,000 pounds as of the quarters ended June 30, 2017 and 2016, respectively. In addition to the increased sales volume, we also received a positive price adjustment on our pooled almond contracts.

•	2016 pistachio carryover crop revenues increased $253,000. We sold 148,000 and 3,062 pounds as of the quarters ended June 30, 2017 and 2016, respectively.

•	During the latter half of 2016, we entered into a farming lease which generated $326,000 in revenues and reimbursable costs during the quarter ended June 30, 2017.
Farming segment expenses were $1,258,000 for the three months ended June 30, 2017, a decrease of $92,000, or 7%, compared to the same period in 2016. The decrease is driven by reduced stock compensation of $193,000 offset by increases in pistachio cost of sales of $137,000, and increases in estimated WRMWSD water contract costs of $91,000.
Ranch operations revenues were $860,000 for the three months ended June 30, 2017, a decrease of $141,000, or 14%, compared to the same period in 2016. The decline is attributable to reduced demand for hunting memberships and filming location fees.
Ranch operations expenses were $1,461,000 for the three months ended June 30, 2017, a decrease of $81,000, or 5%, compared to the same period in 2016. The decrease is primarily attributed to reductions in repairs and maintenance costs associated with the day-to-day upkeep costs for maintaining the ranch.
Corporate general and administrative costs were $2,494,000, a decrease of $669,000, or 21%, compared to the same period in 2016. The decrease is attributable to the same drivers discussed above for the six months ended June 30, 2017.
Our share of earnings from our joint ventures was $1,560,000, a decrease of $282,000, or 15%, during the second quarter of 2017 when compared to the same period in 2016. The primary drivers include the following:

•	There was a $111,000 increase in our share of earnings from our TA/Petro joint venture driven by de minimis improvements in fuel and non-fuel margins.

•
There was a $84,000 decrease in our share of earnings from our TRCC/Rock Outlet joint venture. During the second quarter, we terminated two leases. Although, there were write-offs of tenant allowances and leasing costs, we were able to recover a portion of those costs. We have also identified and brought in higher quality tenants replacing the departing tenants. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

•
TRC-MRC 2, a joint venture which was formed during the third quarter of 2016, had a $314,000 loss driven by non-cash GAAP losses, despite generating positive net operating income. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

General Outlook
For the six months ended June 30, 2017 we had no leases that expired, nor did we have any material lease renewals. Our commercial activity continues to grow with the opening of Firehouse Subs, a fast casual restaurant. Our TA/Petro joint venture completed construction of an Arby's that opened during the first quarter.

The logistics operators currently located within our Commerce Center have demonstrated success in serving all of California and the western region of the United States, and we are building from their success in our marketing efforts. We will continue to focus our marketing strategy for TRCC-East and TRCC-West on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our strategy fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment. We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial space users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company has partnered with Majestic Realty Co. in the development of a 480,000 square foot, state-of-the-art distribution facility. Construction of the facility is underway, and is scheduled to be complete in the third quarter of 2017.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino, to include Perris, Moreno Valley, and Beaumont. As development in the Inland Empire continues to move east and farther away from the ports, our potential disadvantage of our distance from the ports is being mitigated. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During the quarter ended June 30, 2017, vacancy rates in the Inland Empire approximated 3.8% compared with 4.8% for the quarter ended June 30, 2016; primarily due to demand keeping pace with the speculative development of new buildings for lease. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
We expect that the commercial/industrial real estate segment will continue to incur costs at current levels, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.
Most of the expenditures and capital investment incurred within our resort/residential real estate segment will be focused on obtaining entitlements for Centennial, completing tentative tract maps for MV, and defending the approved EIR for Grapevine. On May 17, 2017, the Company distributed a press release announcing the issuance of a Draft Environmental Impact Report (DEIR) for Centennial. The DEIR was published for public review on May 18, 2017 by the County of Los Angeles. The public review period ends August 16, 2017.
The increased rainfall in California has, for now, lessened the water burden faced during the drought. However, the increased rainfall and winter storms limited the time in which bees were able to pollinate our 2017 almond trees and also damaged a number of our trees. We expect the harvest of almonds to begin in early August and at that time we will be able to better estimate the 2017 crop. It is still too early in the 2017 growing season to estimate our grape and pistachio crop yields. We are estimating that the harvest for the majority of our grapes will begin later in August followed by pistachios. Due to our exposure to the commodity markets, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Thus far in 2017, prices for almonds and pistachios have remained steady as compared to 2016 but lower than 2014 and 2015 prices.
As we have noted, 2017 has been a very wet year in California due to winter rain and snow, which has helped to mitigate the drought conditions within the state. The wet 2017 has provided us with the opportunity to further enhance our water banking operations, for future use by our real estate developments and farming, by having access to more water sources. We will, throughout 2017, capture as much new water as we reasonably can for our future use. As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. The wet year has also limited potential interim water sales activity to amounts lower than those seen in prior years.
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
Income Taxes
For the six months ended June 30, 2017, the Company had a net income tax benefit of $1,604,000  compared to a net income tax expense of $232,000 for the six months ended 2016. These represent effective tax rates of approximately 46% and 33% for the six months ended 2017 and, 2016, respectively. As of June 30, 2017, income tax receivables were $2,117,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses.
Cash Flow and Liquidity
We manage our cash and marketable securities along with cash flow to allow us to pursue our strategies of land entitlement, development, farming, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core reporting segments to achieve profitable future growth, joint ventures, and issuance of common stock. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, and acquire water rights to ensure adequate future water supply. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so. We have historically funded our operations with cash flows from operating activities, investment proceeds, short-term borrowings from our bank credit facilities, and long-term debt tied to revenue producing assets. As we move forward with our strategic plans we will need to raise additional capital through the issuance of common stock, project specific debt, and through joint ventures.

Our cash, cash equivalents and marketable securities totaled $23,229,000 at June 30, 2017, a decrease of $4,704,000, or 17%, from the corresponding amount at the end of 2016. The decrease in our cash position is attributable to a reduction in marketable securities, investments in development projects and water assets offset by drawdowns on our line of credit of $12,300,000.
The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2017	2016
Operating activities	$(1,642)	$(3,697)
Investing activities	$(8,955)	$(7,931)
Financing activities	$9,861	$10,560
Operating Activities
During the first six months of 2017, our operations used $1,642,000 of cash as a result of our net loss from operations and in order to pay for growing costs for our crops.
During the first six months of 2016, our operations used $3,697,000 of cash primarily attributable to farm inventory crop costs, and payments on current liabilities.
Investing Activities
During the first six months of 2017, investing activities used $8,955,000 of cash as a result of $10,943,000 in capital expenditures. Capital expenditures, inclusive of capitalized interest and payroll, include predevelopment activities for our master planned communities which amounted to $2,551,000 for MV, $2,063,000 for Grapevine, and $1,810,000 for Centennial. At TRCC East, we spent $2,481,000 for infrastructure projects. Within our farming segment, we spent $1,340,000 replacing old machinery and equipment along with developing a new almond orchard. We spent $404,000 within our mineral resources group for new wells and water turnouts. Additionally, we used $4,468,000 for our purchase of water under the Nickel water contract along with water recharge costs. Our capital outlays were offset by distributions from unconsolidated joint ventures of $2,848,000 and proceeds from maturity of marketable securities of $4,115,000. As we move forward into the third and fourth quarters of 2017, we will continue to use proceeds from the maturity of securities and anticipated distributions from joint ventures to fund real estate project investment and payments on our revolving line of credit.
During the first six months of 2016, investing activities used $7,931,000 as a result of $13,266,000 in capital expenditures. Capital expenditures include predevelopment activities for our master planned communities which amounted to $2,462,000 for MV, $2,476,000 for Grapevine, and $2,312,000 for Centennial. At TRCC East, we spent $2,618,000 for infrastructure projects along with completing the multi-tenant building housing Baja Fresh and Habit Burger. Within our farming segment, we spent $1,344,000 replacing old machinery and equipment along with developing a new almond crop. We spent $1,569,000 within our mineral resources group for new wells and water turnouts. Within ranch operations we acquired $393,000 in new machinery and equipment. Our capital outlays were offset by reimbursements for public infrastructure costs through the East CFD and other reimbursements of $4,650,000.
Our estimated capital investment for the remainder of 2017 will be primarily related to real estate projects. Estimated capital investment, inclusive of capitalized interest and payroll, includes approximately $2,981,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We expect to possibly invest $3,319,000 in permitting and planning activities and defending the approved EIR for Grapevine, $5,188,000 for final approval of tentative tract maps and design activities related to commercial development for MV, and $3,917,000 for completing specific plan EIR, approval of EIR, and mapping activities for Centennial. We will continue to add to our current water assets and water infrastructure as opportunities arise to help secure our ability to supply water to our real estate and farming activities and as an investment, since we believe that the cost of water in California will continue to increase over the long term and expect to invest up to $600,000 in water assets and infrastructure.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the use of additional debt.
Financing Activities
During the first six months of 2017, financing activities provided $9,861,000 in cash primarily through $12,300,000 in drawdowns from our line of credit. As of June 30, 2017, there was an outstanding balance of $20,000,000 on our revolving line of credit. The use of our line of credit primarily reflects the cyclical nature of cash flow in our farming segment as inventory costs build as we move into the second half of the year and the harvest season begins and to water activity during the quarter. The cash inflows were offset by paydowns of long-term debt of $1,899,000 and tax payments on vested share grants of $540,000.
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
Capital Structure and Financial Condition
At June 30, 2017, total capitalization at book value was 426,982,000 consisting of $91,968,000 of debt and $335,014,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 21.5%.
The Company has a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility consists of a $70,000,000 term note, or Term Note, and a $30,000,000 revolving line of credit, or RLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At June 30, 2017 and 2016 the RLC had an outstanding balance of $20,000,000 and $11,000,000, respectively. At December 31, 2016, the RLC had an outstanding balance of $7,700,000. The Term Note had outstanding balances of $67,757,000 and $69,439,000 as of June 30, 2017 and December 31, 2016, respectively.

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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2017 and December 31, 2016, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with CMFG Life Insurance Company, to pay principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments of $102,700 ending on September 1, 2028. The current outstanding balance is $3,829,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
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
At June 30, 2017, we had $23,229,000 in cash and securities and had $10,000,000 available on our RLC to meet any short-term liquidity needs.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2017, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$265,192	$8,884	$18,218	$18,846	$219,244
Long-term debt	71,968	3,969	8,177	8,728	51,094
Interest on long-term debt	16,940	2,854	5,224	4,531	4,331
Revolving line of credit borrowings	20,000	20,000	—	—	—
Cash contract commitments	8,644	6,435	1,138	—	1,071
Defined Benefit Plan	3,140	90	462	527	2,061
SERP	4,665	250	986	962	2,467
Tejon Ranch Conservancy	3,600	800	1,600	1,200	—
Financing fees and interest	163	163	—	—	—
Total contractual obligations	$394,312	$43,445	$35,805	$34,794	$280,268
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
In connection with the sale of bonds there is a standby letter of credit for $4,921,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at June 30, 2017.
At June 30, 2017, aggregate outstanding debt of unconsolidated joint ventures was $104,649,000. We provided a guarantee on $89,372,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. We do not provide a guarantee on the $15,277,000 of debt related to our joint venture with TA/Petro.

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

The following schedule reconciles Adjusted EBITDA and EBITDA to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Net income	$(1)	$(728)	$(1,914)	$467
Net income (loss) attributable to non-controlling interest	(27)	(40)	(38)	(54)
Interest, net
Consolidated	(95)	(120)	(198)	(238)
Our share of interest expense from unconsolidated joint ventures	428	374	832	672
Total interest, net	333	254	634	434
Income taxes	(272)	(380)	(1,604)	232
Depreciation and amortization:
Consolidated	1,132	1,444	2,282	2,810
Our share of depreciation and amortization from unconsolidated joint ventures	1,322	704	2,638	1,373
Total depreciation and amortization	2,454	2,148	4,920	4,183
EBITDA	2,541	1,334	2,074	5,370
Stock compensation expense	883	1,158	1,694	2,131
Adjusted EBITDA	$3,424	$2,492	$3,768	$7,501
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

The following schedule reconciles net income of unconsolidated joint ventures to NOI of unconsolidated joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Net income of unconsolidated joint ventures	$2,511	$3,117	$2,672	$5,569
Interest expense of unconsolidated joint ventures	832	698	1,618	1,271
Operating income of unconsolidated joint ventures	3,343	3,815	4,290	6,840
Depreciation and amortization of unconsolidated joint ventures	2,528	1,310	5,049	2,562
Net operating income of unconsolidated joint ventures	$5,871	$5,125	$9,339	$9,402
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
Our current RLC has an outstanding balance of $20,000,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR, or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $67,757,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $3,829,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2017
(In thousands except percentage data)

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets:
Marketable securities	$3,176	$13,653	$5,921	—	—	—	22,750	$22,707
Weighted average interest rate	1.31%	1.59%	1.73%	—	—	—	1.58%
Liabilities:
Revolving line of credit	$20,000	—	—	—	—	—	$20,000	$20,000
Weighted average interest rate	2.48%	—	—	—	—	—	2.48%
Long-term debt ($4.75M note)	$134	$277	$289	$302	$315	$2,512	$3,829	$3,829
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$1,711	$3,563	$3,715	$3,881	$4,051	$50,836	$67,757	$67,757
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$109	$218	$54	—	—	—	$381	$381
Weighted average interest rate	3.35%	3.35%	3.35%	—	—	—	3.35%

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

Commodity Price Exposure
As of June 30, 2017, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2015 and 2016 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $3,761,000 of accounts receivable outstanding at June 30, 2017, $1,139,000 or 30%, is at risk to changing prices. Of the amount at risk to changing prices, $703,000 is attributable to pistachios and $436,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2016 was $3,529,000, or 41% of the total accounts receivable of $8,740,000.
The price estimated for the remaining accounts receivable for pistachios at June 30, 2017 was $2.01 per pound compared to $2.03 per pound at December 31, 2016. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $3,500. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.88 to $4.92. With respect to almonds, the price estimated for the remaining receivable was $2.49 per pound compared to $2.51 per pound at December 31, 2016. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $1,700. The range of final prices over the last three years for almonds has ranged from $1.71 to $3.97 per pound.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
At the Company’s 2017 Annual Meeting of Stockholders held on May 17, 2017, the Company’s stockholders voted on, among other matters, a non-binding proposal on the frequency of future non-binding votes on named executive officer compensation. As previously reported by the Company, a majority of the votes cast by the stockholders voted, on a non-binding basis, to conduct future non-binding votes on named executive officer compensation every year, consistent with the previously approved recommendation of the Company’s Board of Directors to its stockholders. Accordingly, the Company’s policy is to conduct a non-binding vote on named executive officer compensation every year. In the future, this policy could change based on the outcome of the next non-binding vote on the frequency of future non-binding votes on named executive officer compensation.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 8, 2017.

TEJON RANCH CO.
(The Company)

/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President, Chief Financial Officer and Corporate Treasurer

/s/ Robert D. Velasquez
Robert D. Velasquez
Vice President of Finance, Chief Accounting Officer