Form 10-Q
period 2017-09-30
TEJON RANCH CO
filed 2017-11-09
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2017 was 25,873,235.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Real estate - commercial/industrial	$2,432	$2,221	$7,106	$6,534
Mineral resources	1,142	1,125	4,662	13,052
Farming	7,466	9,319	9,398	11,042
Ranch operations	868	414	2,809	2,253
Total revenues	11,908	13,079	23,975	32,881
Costs and Expenses:
Real estate - commercial/industrial	1,315	1,747	4,960	5,140
Real estate - resort/residential	271	323	1,401	1,252
Mineral resources	528	667	2,381	7,160
Farming	7,921	7,781	10,502	10,637
Ranch operations	1,153	1,374	4,107	4,263
Corporate expenses	2,277	3,096	7,716	9,262
Total expenses	13,465	14,988	31,067	37,714
Operating loss	(1,557)	(1,909)	(7,092)	(4,833)
Other Income:
Investment income	91	112	289	350
Other income	52	32	83	120
Total other income	143	144	372	470
Loss from operations before equity in earnings of unconsolidated joint ventures	(1,414)	(1,765)	(6,720)	(4,363)
Equity in earnings of unconsolidated joint ventures, net	1,724	2,353	3,512	5,650
(Loss) Income before income tax expense	310	588	(3,208)	1,287
Income tax (benefit) expense	336	271	(1,268)	503
Net (loss) income	(26)	317	(1,940)	784
Net loss attributable to non-controlling interest	(4)	(7)	(42)	(61)
Net (loss) income attributable to common stockholders	$(22)	$324	$(1,898)	$845
Net (loss) income per share attributable to common stockholders, basic	$—	$0.02	$(0.09)	$0.04
Net (loss) income per share attributable to common stockholders, diluted	$—	$0.02	$(0.09)	$0.04

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(26)	$317	$(1,940)	$784
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	18	(57)	73	184
Benefit plan adjustments	—	—	1,139	—
SERP liability adjustments	—	—	487	—
Unrealized gain (loss) on interest rate swap	95	578	217	(2,729)
Other comprehensive income (loss) before taxes	113	521	1,916	(2,545)
Benefit (provision) from income taxes related to other comprehensive income (loss) items	(40)	(182)	(771)	890
Other comprehensive income (loss)	73	339	1,145	(1,655)
Comprehensive (loss) income	47	656	(795)	(871)
Comprehensive loss attributable to non-controlling interests	(4)	(7)	(42)	(61)
Comprehensive (loss) income attributable to common stockholders	$51	$663	$(753)	$(810)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,658	$1,258
Marketable securities - available-for-sale	21,494	26,675
Accounts receivable	7,330	8,740
Inventories	5,399	3,084
Prepaid expenses and other current assets	2,576	3,107
Total current assets	39,457	42,864
Real estate and improvements - held for lease, net	18,408	20,026
Real estate development (includes $92,194 at September 30, 2017 and $89,381 at December 31, 2016, attributable to Centennial Founders, LLC, Note 15)	262,496	248,265
Property and equipment, net	45,455	46,034
Investments in unconsolidated joint ventures	28,911	33,803
Net investment in water assets	47,318	43,764
Deferred tax assets	1,464	2,282
Other assets	4,030	2,663
TOTAL ASSETS	$447,539	$439,701

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,361	$2,415
Accrued liabilities and other	4,046	3,188
Deferred income	1,668	1,529
Revolving line of credit	17,000	7,700
Current maturities of long-term debt	4,016	3,853
Total current liabilities	30,091	18,685
Long-term debt, less current portion	66,806	69,853
Long-term deferred gains	3,373	3,662
Other liabilities	11,165	13,034
Total liabilities	111,435	105,234
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 20,865,350 at September 30, 2017 and 20,810,301 at December 31, 2016	10,433	10,405
Additional paid-in capital	232,166	229,762
Accumulated other comprehensive loss	(5,094)	(6,239)
Retained earnings	70,049	71,947
Total Tejon Ranch Co. Stockholders’ Equity	307,554	305,875
Non-controlling interest	28,550	28,592
Total equity	336,104	334,467
TOTAL LIABILITIES AND EQUITY	$447,539	$439,701
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net (loss) income	$(1,940)	$784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,422	4,170
Amortization of premium/discount of marketable securities	236	386
Equity in earnings of unconsolidated joint ventures	(3,512)	(5,650)
Non-cash retirement plan expense	404	725
Gain on sale of real estate/assets	93	—
Deferred income taxes	46	755
Stock compensation expense	2,571	3,297
Excess tax benefit from stock-based compensation	143	—
Distribution of earnings from unconsolidated joint ventures	7,200	4,500
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(1,137)	(6,622)
Current liabilities	376	(932)
Net cash provided by operating activities	7,902	1,413
Investing Activities
Maturities and sales of marketable securities	5,274	9,010
Funds invested in marketable securities	(255)	(4,014)
Real estate and equipment expenditures	(15,579)	(19,760)
Communities Facilities District and other reimbursements	—	4,650
Investment in unconsolidated joint ventures	(252)	(1,900)
Distribution of equity from unconsolidated joint ventures	3,018	1,600
Investments in long-term water assets	(4,567)	—
Net cash used in investing activities	(12,361)	(10,414)
Financing Activities
Borrowings of short-term debt	13,300	19,500
Repayments of short-term debt	(4,000)	(8,500)
Repayments of long-term debt	(2,901)	(190)
Taxes on vested stock grants	(540)	(314)
Net cash provided by financing activities	5,859	10,496
Increase in cash and cash equivalents	1,400	1,495
Cash and cash equivalents at beginning of period	1,258	1,930
Cash and cash equivalents at end of period	$2,658	$3,425
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$792	$1,253
Income taxes paid	$—	$1,350
Non cash capital contribution to unconsolidated joint venture	$1,339	$—
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	20,810,301	$10,405	$229,762	$(6,239)	$71,947	$305,875	$28,592	$334,467
Net loss	—	—	—	—	(1,898)	(1,898)	(42)	(1,940)
Other comprehensive income	—	—	—	1,145	—	1,145	—	1,145
Restricted stock issuance	84,653	43	(44)	—	—	(1)	—	(1)
Stock compensation	—	—	2,973	—	—	2,973	—	2,973
Shares withheld for taxes and tax benefit of vested shares	(29,604)	(15)	(525)	—	—	(540)	—	(540)
Balance September 30, 2017	20,865,350	$10,433	$232,166	$(5,094)	$70,049	$307,554	$28,550	$336,104
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
The periods ending September 30, 2017 and 2016 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort /residential real estate development segment and statements of cash flows. The Company’s September 30, 2017 and December 31, 2016 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis including the consolidation of Centennial Founders, LLC.
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
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-01, "Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. The new guidance is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)`." From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for periods beginning after December 15, 2018. We plan to adopt ASU No. 2016-02 effective January 1, 2019, and continue to evaluate the ASU to determine the impact of adoption on our consolidated financial statements and disclosures, accounting policies and systems, business processes, and internal controls. While our evaluation of ASU No. 2016-02 and related implementation activities are ongoing, we do not expect the adoption of the ASU to have a material impact on our consolidated financial statements and disclosures.
In March 2016, the FASB issued an ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 06)" that further clarifies an ASU issued in 2014 on recognition of revenue arising from contracts with customers. The core principle of this ASU is that entities will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification. However, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. Our primary sources of revenues include: 1) real property leases for which the pronouncement provides a scope exception, 2) agricultural sales where we act as the principle only, recognizing revenues upon satisfying a performance obligation for the gross amount of consideration, to which we expect to be entitled in exchange for the specified good transferred, and 3) hunting memberships and services where we act as the principle only, recognizing revenues upon satisfying a performance obligation for the gross amount of consideration, to which we expect to be entitled in exchange for the specified good transferred. Based on the Company's assessment over current revenue recognition policies and the new ASU, we believe that the new ASU will not have a material impact to the Company's consolidated financial statements.
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

2.    EQUITY
Earnings Per Share (EPS)
Basic net income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding during the year. Diluted net income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the vesting of restricted stock grants per ASC 260, “Earnings Per Share.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of shares outstanding:
Common stock	20,864,470	20,732,767	20,849,325	20,719,900
Common stock equivalents-stock options, grants	30,003	128,334	43,951	125,940
Diluted shares outstanding	20,894,473	20,861,101	20,893,276	20,845,840

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

($ in thousands)		September 30, 2017		December 31, 2016
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$1,295	$1,292	$1,868	$1,863
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		3,494	3,500	3,320	3,329
Total Certificates of deposit	Level 1	4,789	4,792	5,188	5,192
US Treasury and agency notes
with unrecognized losses for less than 12 months		1,051	1,050	947	946
with unrecognized losses for more than 12 months		—	—	—	—
with unrecognized gains		120	120	857	859
Total US Treasury and agency notes	Level 2	1,171	1,170	1,804	1,805
Corporate notes
with unrecognized losses for less than 12 months		7,863	7,849	11,658	11,592
with unrecognized losses for more than 12 months		1,681	1,677	1,053	1,042
with unrecognized gains		2,955	2,957	3,431	3,435
Total Corporate notes	Level 2	12,499	12,483	16,142	16,069
Municipal notes
with unrecognized losses for less than 12 months		1,428	1,419	2,556	2,526
with unrecognized losses for more than 12 months		600	596	271	269
with unrecognized gains		1,032	1,034	812	814
Total Municipal notes	Level 2	3,060	3,049	3,639	3,609
		$21,519	$21,494	$26,773	$26,675
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At September 30, 2017, the fair market value of investment securities was $25,000 less than their cost basis.
As of September 30, 2017, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected an increase in the market value of available-for-sale securities of $73,000, which includes estimated taxes of $26,000. As of September 30, 2017, the Company’s gross unrealized holding gains equaled $9,000 and gross unrealized holding losses equaled $35,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2017
($ in thousands)	2017	2018	2019	2020	Total
Certificates of deposit	$145	$4,306	$324	$—	$4,775
U.S. Treasury and agency notes	592	444	142	—	1,178
Corporate notes	1,124	7,073	4,065	—	12,262
Municipal notes	245	1,688	1,107	—	3,040
	$2,106	$13,511	$5,638	$—	$21,255

	December 31, 2016
($ in thousands)	2017	2018	2019	2020	Total
Certificates of deposit	$531	$4,306	$324	—	$5,161
U.S. Treasury and agency notes	1,234	444	142	—	1,820
Corporate notes	4,316	7,133	4,232	—	15,681
Municipal notes	840	1,688	1,075	—	3,603
	$6,921	$13,571	$5,773	$—	$26,265
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     REAL ESTATE

($ in thousands)	September 30, 2017	December 31, 2016
Real estate development
Mountain Village	$130,542	$126,096
Centennial	92,194	89,381
Grapevine	27,246	23,917
Tejon Ranch Commerce Center	12,514	8,871
Real estate development	262,496	248,265

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	20,293	21,643
Real estate and improvements - held for lease	20,293	21,643
Less accumulated depreciation	(1,885)	(1,617)
Real estate and improvements - held for lease, net	$18,408	$20,026
5.     INVESTMENTS IN WATER ASSETS
Tangible Water Assets
Tangible water assets include water assets held for future use within our real estate developments and farming. Tangible water is held at cost, which includes the price paid for the water and the cost incurred to pump and deliver the water. A portion of our water is currently held in a water bank on Company land in southern Kern County. Banked water costs also include costs related to the right to receive additional acre-feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK. The Company has also banked water within an AVEK owned water bank and with Tejon Castac Water District, or TCWD.

We have also purchased water for future company uses or in certain circumstances, sale. In 2008, we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, the remaining portion of which is held on our behalf by AVEK under an agreement where AVEK will return this water to us at a 1.5 to 1 factor. To date, at the 1.5 to 1 factor, 17,638 acre-feet (11,759 X 1.5) of water has been returned and was placed in our Company water bank.
The costs assigned to tangible water assets were as follows ($ in thousands):

	September 30, 2017	December 31, 2016
Banked water and water for future delivery	$5,070	$4,779
Transferable water	13,351	9,075
Total tangible water	$18,421	$13,854

Intangible Water Assets
The Company's carrying amounts of its intangible water assets were as follows: ($ in thousands):

	September 30, 2017		December 31, 2016
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley Ridge water rights	$12,203	$(3,448)	$12,203	$(2,895)
Nickel water rights	18,740	(2,517)	18,740	(2,218)
Tulare Lake Basin water rights	5,857	(1,938)	5,857	(1,777)
	$36,800	$(7,903)	$36,800	$(6,890)
Net intangible water assets	28,897		29,910
Total tangible water assets	18,421		13,854
Net investments in water assets	$47,318		$43,764

We have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District, or TLBWSD, and the Dudley-Ridge Water District, or DRWD, totaling 3,444 acre-feet of SWP entitlement annually, subject to annual SWP allocations. These contracts extend through 2035 and now have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County. The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost in 2017 is $716 per acre-foot. The purchase cost is subject to annual increases based on the greater of the consumer price index or 3%.
The water purchased above is expected to be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses.

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial carrying cost on the books of the Company. Therefore, there is no amortization expense related to these contracts. These contracts are also subject to annual SWP allocations.
Water assets consist of the following:

(in acre-feet, unaudited)	September 30, 2017	December 31, 2016
Tangible water assets
Banked water and water for future delivery
AVEK water bank	13,033	13,033
Company water bank	26,338	17,287
AVEK water for future delivery	7,227	2,362
Transferable water*	8,782	9,062
Total tangible water assets	55,380	41,744
Intangible water assets
Water contracts	10,137	10,137
WRMWSD - Contract[s] with Company	15,547	15,547
TCWD - Contract[s] with Company	5,749	5,749
TCWD - Banked water contracted with Company	43,584	33,390
Total intangible water assets	75,017	64,823
Total water sources in acre-feet	130,397	106,567
* Of the 8,782 acre-feet of transferable water, 3,028 acre-feet is with AVEK and will be returned by AVEK to the Company at a 1.5 to 1 factor giving the Company use of a total of 4,542 (3,028 x 1.5) acre-feet as of June 30, 2017.

Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., has a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2017 is $1,056 per acre foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
During the nine months ended September 30, 2017, we sold 939 acre-feet of water to PEF totaling $1,109,000 with a cost of $765,000, which was recorded in the mineral resources segment on the unaudited Consolidated Statements of Operations.

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	September 30, 2017	December 31, 2016
Accrued vacation	$770	$901
Accrued paid personal leave	484	590
Accrued bonus	1,512	1,346
Other	1,280	351
	$4,046	$3,188
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	September 30, 2017	December 31, 2016
Revolving line of credit	$17,000	$7,700
Notes payable	70,679	73,400
Other borrowings	288	467
Total short-term and long-term debt	87,967	81,567
Less: line-of-credit and current maturities of long-term debt	(21,016)	(11,553)
Less: deferred loan costs	(145)	(161)
Long-term debt, less current portion	$66,806	$69,853
On October 13, 2014, the Company, through its wholly-owned subsidiary Ranchcorp, as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility amended and restated the Company's existing credit facility dated as of November 5, 2010 and extended on December 4, 2013. The Credit Facility added a $70,000,000 Term Note, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Note were used to finance the Company's purchase of DMB TMV LLC’s interest in Tejon Mountain Village LLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. As of September 30, 2017 and December 31, 2016, the RLC had an outstanding balance of $17,000,000 and $7,700,000, respectively. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The Term Note had outstanding balances of $66,916,000 and $69,439,000 as of September 30, 2017 and December 31, 2016, respectively. The interest rate per annum applicable to the Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Note required interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Note at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables, the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2017 and December 31, 2016, we were in compliance with all financial covenants.
During the third quarter of 2013, we entered into a promissory note agreement with CMFG Life Insurance Company, to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $3,763,000. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	September 30, 2017	December 31, 2016
Pension liability (Note 13)	$1,626	$2,931
Interest rate swap liability (Note 10)	1,648	1,865
Supplemental executive retirement plan liability (Note 13)	7,605	8,015
Other	286	223
Total	$11,165	$13,034
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

The following is a summary of the Company's performance share grants with performance conditions for the nine months ended September 30, 2017:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	169,178
Target performance	434,521
Maximum performance	666,497
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	September 30, 2017	December 31, 2016
Stock grants outstanding beginning of the year at target achievement	386,171	272,353
New stock grants/additional shares due to maximum achievement	295,243	287,091
Vested grants	(55,024)	(172,749)
Expired/forfeited grants	(40,545)	(524)
Stock grants outstanding	585,845	386,171
The unamortized costs associated with nonvested stock grants and the weighted average period over which it is expected to be recognized as of September 30, 2017 were $6,677,000 and 25 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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

The following table summarizes stock compensation costs for the Company's 1998 Employee Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee Plan:	2017	2016
Expensed	$2,067	$1,768
Capitalized	402	139
	2,469	1,907
NDSI Plan - Expensed	504	363
Total Stock Compensation Costs	$2,973	$2,270
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt) The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended September 30, 2017, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of September 30, 2017, the fair value of our interest rate swap agreement aggregating a liability balance was classified in other liabilities.
We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of September 30, 2017 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$(1,648)	$66,916
11.     INCOME TAXES
For the nine months ended September 30, 2017, the Company's income tax benefit was $1,268,000 compared to income tax expense of $503,000 for the nine months ended September 30, 2016. These represent effective income tax rates of approximately 40% and 39% for the nine months ended September 30, 2017 and, 2016, respectively. As of September 30, 2017, we had income tax receivable of $1,781,000. The Company classifies interest and penalties incurred on tax payments as income tax expense. During the nine months ended September 30, 2017, the Company made $0 of income tax payments.

12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts of which $7,564,000 was paid during the first nine months of 2017. We do not expect there to be additional water payments for the remainder of 2017. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Investments In Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract.
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
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of the Tejon Ranch Commerce Center, or TRCC, TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $65,000,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
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

The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. At September 30, 2017 there were no additional improvement funds remaining from the West CFD bonds and there are $7,768,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2017 and future years. During 2017, the Company paid approximately $1,292,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at September 30, 2017.
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

Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin is currently in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered Judgment approving the Stipulation for Entry of Judgment and Physical Solution. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills Community Services District, filed notices of appeal from the Judgment. The Appeal has been transferred from the Fourth Appellate District to the Fifth Appellate District. Appellate briefing will likely occur during 2018. Notwithstanding the appeals, the parties with assistance from the Court have begun establishment of the Watermaster and administration of the Physical Solution, consistent with the Judgment.
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

The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the Kern Water Bank, or KWB, lands, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which TCWD has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento County Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the remedial EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento County Superior Court. In an initial favorable ruling on January 25, 2013, the court determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB lands, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s California Environmental Quality Act, or CEQA, claims, except the Rosedale claim, joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular potential impacts on groundwater and water quality.
On November 24, 2014, the court issued a writ of mandate (the “2014 Writ”) that requires DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The 2014 Writ authorizes the continued operation of the KWB pending completion of the revised EIR subject to certain conditions including those described in an interim operating plan negotiated between the KWBA and Rosedale. The 2014 Writ, as revised by the court, requires DWR to certify the revised EIR and file the return to the 2014 Writ by September 28, 2016. On September 20, 2016 the Director of DWR (a) certified the revised EIR prepared by DWR, or the Revised EIR, as in compliance with CEQA, (b) adopted findings, a statement of overriding considerations, and a mitigation, monitoring and reporting program as required by CEQA, (c) made a new finding pertaining to carrying out the Monterey Amendments through continued use and operation of the KWB by the KWBA, and (d) caused a notice of determination to be filed with the Office of Planning and Resources of the State of California on September 22, 2016. On September 28, 2016, DWR filed with the Superior Court its return to the 2014 Writ.
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
On October 21, 2016, the Central Delta petitioners and a new party, the Center for Food Safety (“CFS Petitioners”), filed a new lawsuit (the "CFS Petition") against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The new lawsuit challenges

DWR’s (i) certification of the Revised EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. In response to a motion filed by the CFS Petitioners, on April 7, 2017 the Superior Court denied the CFS Petitioners’ motion to stay the Superior Court proceedings on the return to the 2014 Writ and CFS petition pending appeal. The Superior Court subsequently modified the 2014 Writ to authorize the KWBA to construct an additional 190 acres of recharge ponds within the KWB pending the court's consideration of DWR's return to the 2014 Writ and the petition in CFS vs DWR. On August 18, 2017 the Superior Court held a hearing on the return to the 2014 Writ and on the CFS Petition. On October 2, 2017 the Superior Court issued a ruling that the Court shall deny the CFS Petition and shall discharge the 2014 Writ.
To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
Grapevine
On December 6, 2016 the Kern County Board of Supervisors granted entitlement approval for the Grapevine project (described below).  On January 5, 2017 the Center for Biological Diversity, or CBD, and the Center for Food Safety, or CFS, filed an action in Kern County Superior Court pursuant to CEQA, against Kern County and the Kern County Board of Supervisors (collectively, the “County”) concerning the County’s granting of approvals for the Grapevine project, including certification of the final EIR and related findings; approval of associated general plan amendments; adoption of associated zoning maps; adoption of Specific Plan Amendment No. 155, Map No. 500; adoption of Special Plan No. 1, Map No. 202; exclusion from Agricultural Preserve No. 19; and adoption of a development agreement, among other associated approvals.  The Company and its wholly-owned subsidiary, Tejon Ranchcorp, are named as real parties in interest in this action.
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
Proceedings Incidental to Business
From time to time, we are involved in other proceedings incidental to our business, including actions relating to employee claims, real estate disputes, contractor disputes and grievance hearings before labor regulatory agencies.
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

13.    RETIREMENT PLANS
The Company has a defined benefit plan that covers many of its employees, or the Benefit Plan. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to-date and expected-to-be provided in the future. The Company funds the Benefit Plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. The Company in April 2017, froze the Benefit Plan as it relates to future benefit accruals for participants. The Benefit Plan was closed to new participants in February 2007. The benefit accrual freeze resulted in an adjustment to the Benefit Plan, improving our other comprehensive loss position by $1,139,000. The Company contributed $165,000 to the Benefit Plan during 2017.
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are generally allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At September 30, 2017, the investment mix was approximately 57% equity, 39% debt, and 4% money market funds. At December 31, 2016, the investment mix was approximately 60% equity, 29% debt and 11% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted average discount rates used in determining periodic pension cost were 3.9% and 4.3% in 2017 and 2016, respectively. The expected long-term rate of return on plan assets is 7.5% in 2017 and 2016. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2017	2016
Cost components:
Service cost-benefits earned during the period	$(30)	$(167)
Interest cost on projected benefit obligation	(292)	(305)
Expected return on plan assets	397	387
Net amortization and deferral	(74)	(138)
Total net periodic pension cost	$1	$(223)
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

	Nine Months Ended September 30,
($ in thousands)	2017	2016
Cost components:
Interest cost on projected benefit obligation	$(216)	$(242)
Net amortization and deferral	(189)	(257)
Total net periodic pension cost	$(405)	$(499)

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
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Pastoria Energy Facility Lease	$1,054	$967	$2,779	$2,698
Tejon Ranch Commerce Center	700	503	2,287	1,509
Commercial leases	309	378	901	1,182
Communication leases	229	205	603	595
Landscaping and other	140	168	536	550
Land sale	—	—	—	—
Commercial/industrial revenues	2,432	2,221	7,106	6,534
Equity in earnings from unconsolidated joint ventures	1,724	2,353	3,512	5,650
Total commercial/industrial revenues and equity in earnings from unconsolidated joint ventures	4,156	4,574	10,618	12,184
Net operating income from commercial/industrial and unconsolidated joint ventures	$2,841	$2,827	$5,658	$7,044

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $1,401,000 and $1,252,000 for the nine months ended September 30, 2017 and 2016, respectively. The segment produced losses of $271,000 and $323,000 for the quarters ended September 30, 2017 and 2016, respectively.

The mineral resources segment receives oil and mineral royalties in addition to periodic reimbursable costs from lessors. The segment also, as opportunities arise periodically, may generate revenues through water transactions. The revenue components of the mineral resources segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Oil and gas	$356	$394	$1,161	$1,163
Water sales	—	—	1,254	9,601
Rock aggregate	262	306	690	813
Cement	398	367	1,195	996
Land lease for oil exploration	51	25	76	151
Reimbursable costs	75	33	286	328
Total mineral resources revenues	1,142	1,125	4,662	13,052
Net operating income from mineral resources	$614	$458	$2,281	$5,892
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Almonds	$1,778	$1,310	$2,568	$2,654
Pistachios	3,104	5,745	3,672	6,003
Wine grapes	2,161	1,961	2,161	1,961
Hay and other	423	303	997	424
Total farming revenues	7,466	9,319	9,398	11,042
Net operating income (loss) from farming	$(455)	$1,538	$(1,104)	$405

Ranch operations consists of game management, ranch and property maintenance, and ancillary land uses such as grazing leases and filming. Within game management, we offer a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. The revenue components of the ranch operations segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Game management	$277	$258	$918	$1,110
Grazing	474	(8)	1,292	765
Filming and other	117	164	599	378
Total ranch operations revenues	868	414	2,809	2,253
Net operating loss from ranch operations	$(285)	$(960)	$(1,298)	$(2,010)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at September 30, 2017 was $28,911,000. The equity in the income of the unconsolidated joint ventures was $3,512,000 for the nine months ended September 30, 2017. The unconsolidated joint ventures have not been consolidated as of September 30, 2017, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At September 30, 2017, the Company had an equity investment balance of $15,846,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form two 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture.

◦
In August 2016, we partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a $21,080,000 promissory note guaranteed by both partners. The note matures in September 2020 and currently has an outstanding principal balance of $21,080,000. Since inception, we have received excess distributions resulting in a deficit balance of $54,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since inception of the joint venture, we received distributions of $1,952,000 representing excess distributions resulting in a deficit balance of $4,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately. The joint venture currently has borrowings under a $25,000,000 construction loan of which $16,150,000 has been drawn.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At September 30, 2017, the Company’s combined equity investment balance in these three joint ventures was $13,065,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General which has now been extended to April 2022, and includes an option to extend for an additional three years. For operating revenue, please see the following table. The Five West Parcel joint venture currently has an outstanding term loan with a balance of $9,847,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of September 30, 2017, had an outstanding balance of $49,235,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes, Lewis Investment Company, and CalAtlantic that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, CFL has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement (the Agreement), whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, CFL redeemed Lewis' entire interest for no consideration. At September 30, 2017, the Company owned 87.71% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Unaudited condensed statement of operations for the three and nine months ended September 30 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of September 30 are as follow:

	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$31,983	$28,225	$3,267	$3,938	$1,960	$2,363
Five West Parcel, LLC	703	701	222	234	111	117
18-19 West, LLC	3	3	(25)	(32)	(12)	(17)
TRCC/Rock Outlet Center, LLC[1]	2,012	2,275	(61)	(58)	(30)	(29)
TRC-MRC 1, LLC	—	—	—	—	—	—
TRC-MRC 2, LLC[2]	935	228	(609)	(163)	(305)	(81)
	$35,636	$31,432	$2,794	$3,919	$1,724	$2,353

Centennial Founders, LLC	$179	$36	$9	$(57)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.4 million and $0.5 million as of the quarters ended September 30, 2017 and 2016, respectively.

(2)Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $1.0 million and $0.3 million as of the quarters ended September 30, 2017 and 2016, respectively. A majority of these non-cash costs are expected to be amortized by the end of FY2017.

	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$89,215	$76,277	$7,790	$9,067	$4,674	$5,440
Five West Parcel, LLC	2,121	2,185	722	783	361	392
18-19 West, LLC	8	7	(79)	(104)	(39)	(53)
TRCC/Rock Outlet Center, LLC[1]	7,287	7,030	(1,152)	(95)	(576)	(48)
TRC-MRC 1, LLC	—	—	(2)	—	(1)	—
TRC-MRC 2, LLC[2]	2,775	228	(1,813)	(163)	(907)	(81)
	$101,406	$85,727	$5,466	$9,488	$3,512	$5,650

Centennial Founders, LLC	$180	$311	$(308)	$(298)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.4 million and $1.4 million as of September 30, 2017 and 2016, respectively.
(2)Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $3.0 million and $0.2 million as of September 30, 2017 and 2016, respectively. A majority of these non-cash costs are expected to be amortized by the end of FY2017.

	September 30, 2017				December 31, 2016
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$65,177	$(15,278)	$47,077	$15,846	$68,652	$(15,275)	$51,287	$18,372
Five West Parcel, LLC	15,845	(9,847)	5,790	2,710	16,614	(10,251)	6,043	2,837
18-19 West, LLC	4,633	—	4,614	1,733	4,623	—	4,621	1,741
TRCC/Rock Outlet Center, LLC	83,570	(49,235)	33,371	8,622	86,056	(50,712)	34,523	9,198
TRC-MRC 1, LLC	22,861	(16,150)	4,542	—	199	—	199	224
TRC-MRC 2, LLC	21,282	(21,080)	(108)	—	23,965	(21,080)	2,592	1,431
Total	$213,368	$(111,590)	$95,286	$28,911	$200,109	$(97,318)	$99,265	$33,803

Centennial Founders, LLC	87,966	—	86,897	***	86,099	—	85,281	***

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

17.    SUBSEQUENT EVENTS
On October 4, 2017, the Company commenced a right offering to common shareholders whereby proceeds will be used to provide additional working capital for general corporate purposes, including to fund general infrastructure costs and the development of buildings at TRCC, to continue forward with entitlement and permitting programs for the Centennial and Grapevine communities and costs related to the preparation of the development of MV. The rights offering concluded on October 27, 2017, with the Company raising $90,000,000 from the sale of 5,000,000 shares at $18.00 per share. For additional detail please refer to Form 8-K filed on October 30, 2017.
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
Activities within the commercial/industrial real estate segment include: entitling, planning, and permitting of land for development; construction of infrastructure; construction of pre-leased buildings; construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to power plant leases, communications leases, and landscape maintenance services. The primary commercial/industrial development is TRCC. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
We are also involved in multiple joint ventures with several partners. Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in three joint ventures with Rockefeller Development Group: Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased; 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West; and TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience with 70 premiere retailers. Lastly, we have partnered with Majestic Realty Co. to develop, manage, and operate industrial buildings within TRCC. TRC-MRC 1, LLC, was formed to develop and operate an approximately 480,480 square foot industrial building, which was completed during the third quarter of 2017; and TRC-MRC 2, LLC, which owns a 651,909 square foot building in TRCC-West, that is fully leased. The joint ventures help us to expand our commercial/industrial business activities within TRCC.
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

•
Centennial is a large master-planned community development encompassing approximately 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes, and 10.1 million square feet of commercial development.

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
For the first nine months of 2017 we had a net loss attributable to common stockholders of $1,898,000 compared to net income attributable to common stockholders of $845,000 for the first nine months of 2016. Through the first nine months of 2017 there were three primary loss drivers. First, a decline in pistachio production and timing of pistachio revenue. Second, an increase in water availability in California due to increased rainfall this past winter reduced opportunities for water transactions in the marketplace. Third, a decline in equity in earnings of joint ventures due to non-cash GAAP losses from a joint venture with Majestic, despite generating positive net operating income, and an increase in operating costs within the TA/Petro joint venture attributable to the opening of a new quick serve establishment. During the second quarter of this year we evaluated our staffing needs and reduced staffing where necessary. The rightsizing will not have an effect on our continued strategy of moving forward with the implementation of TRCC and the entitlement work for Grapevine and Centennial and tract map approval for Mountain Village. The right sizing is expected to provide annual savings on personnel costs of $2,565,000 throughout 2018.
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
Results of Operations
Comparison of nine months ended September 30, 2017 to nine months ended September 30, 2016
Total revenues for the first nine months of 2017 were $23,975,000 compared to $32,881,000 for the first nine months of 2016 representing a decrease of $8,906,000, or 27%, the decrease is primarily attributable to a decline in mineral resource revenues of $8,390,000 and farming revenues of $1,644,000.

The decline was offset by improvements within both our commercial and ranch operations division of $1,128,000.
Commercial/industrial real estate segment revenues were $7,106,000 for the first nine months of 2017, an increase of $572,000, or 9%, compared to the first nine months of 2016. The improvement is attributable to recognizing deferred revenues of $475,000 associated with a land sale occurring during November 2016. The remainder of the increase is attributable to developer fees earned as a result of the construction of an industrial building in our TRC-MRC1, LLC joint venture with Majestic.
Commercial/industrial real estate segment expenses were $4,960,000 during the first nine months of 2017, a decrease of $180,000, or 4%, compared to the same period in 2016. This was primarily driven by reductions in professional services of $110,000.
Resort/residential real estate segment expenses were $1,401,000 during the first nine months of 2017, an increase of $149,000, or 12%. The increase is attributable to a $149,000 increase in personnel costs, as result of our rightsizing initiatives. Severance and other payroll related costs associated with the rightsizing did not qualify for capitalization thus increasing our expenses.
Mineral resources segment revenues were $4,662,000 for the first nine months of 2017, a decrease of $8,390,000, or 64%, compared to the same period in 2016. During the 2016/2017 winter, California experienced above normal rain fall and snow levels, resulting in a reduction in water market activity throughout the state. This adversely impacted sales opportunities by $8,347,000 when compared to water sales during the same period last year.
Mineral resources segment expenses were $2,381,000 for the first nine months of 2017, a decrease of $4,779,000, or 67%, compared to the same period in 2016. The reduction in costs related to the reduced water sales discussed above is the overwhelming driver of the decrease.
Farming segment revenues were $9,398,000 for the first nine months of 2017, a decrease of $1,644,000, or 15%, compared to the same period in 2016. The $1,644,000 decrease is primarily attributable to the following:

•
We experienced a $2,331,000 overall decrease in pistachio revenues when compared to the same period in 2016 where we had record pistachio crop yields. When comparing 2017 crop year sales with 2016 crop year sales, revenues declined $4,445,000, as a result of reduced yields driven by 2017 being the alternate down bearing year for pistachios and a warm winter, which reduced the number of hours the trees were dormant. We experienced similarly low yields in 2015 as a result of the mild 2015 winter. The Company purchases crop insurance to mitigate weather-related reductions in crop production. The Company anticipates hearing from the insurance company as to the amount during the fourth quarter. Offsetting this decrease was a grower bonus of $1,461,000 associated with our 2016 crop. The Company recorded a receivable for $1,461,000 and expects payment during the fourth quarter. Also offsetting the decrease were sales improvements of 2016 carryover pistachio crops in 2017 of $653,000. Comparatively, we sold 258,000 pounds and 47,000 pounds of carryover pistachios during the nine months ended September 30, 2017 and 2016, respectively.

•
We had a reduction in almond revenues of $86,000 primarily as a result of fewer carryover crop sales during 2017. Comparatively we sold 297,000 pounds and 420,000 pounds of our carryover almond crop sales as of September 30, 2017 and 2016, respectively. The reduced sales volumes reduced carryover almond crop revenues by $511,000. Offsetting the decrease, were improvements in current year crop sales of $462,000. Comparatively, we sold 574,000 pounds and 404,000 pounds as of September 30, 2017 and 2016, respectively.

•	We generated $561,000 in revenues associated with a farming lease that was entered into during the fourth quarter of 2016.

•	We saw improvements in wine grape revenues of $200,000, when compared to the same period in 2016, as a result of 979 additional tons of wine grapes sold resulting from improved yields.
Farming segment expenses were $10,502,000 for the first nine months of 2017, a decrease of $135,000, or 1%, compared to the same period in 2016. During the nine months ended September 30, 2017, we recorded additional pistachio crop costs of $422,000 as a result of selling additional units of carryover pistachio crop discussed above. In addition, as of September 30, 2017, we have sold 99% of our current year crop compared to only 88% during the same period in 2016, resulting in additional current year pistachio costs of $345,000. Offsetting the increase in pistachio cost of sales were a reduction of stock compensation expense of $340,000, improvements in water holding costs, used for our farming operations, with WRMWSD of $160,000, improvements in winegrape cost of sales of $243,000 and improvements in almond cost of sales of $89,000.
Ranch operations revenues were $2,809,000 for the first nine months of 2017, an increase of $556,000, or 25%, compared to the same period in 2016. We experienced an increase in revenues from grazing leases of $528,000. During the first half of 2016, we had less grazing lease revenues as a result of a drought clause being in effect. The drought clause ceased to be in effect at the beginning of 2017.
Ranch operations expenses were $4,107,000 for the first nine months of 2017, a decrease of $156,000, or 4%, compared to the same period in 2016. The drivers of this decrease include reduced repairs and maintenance costs, utilities, and professional services.
Corporate general and administrative costs were $7,716,000, a decrease of $1,546,000, or 17%, compared to the same period in 2016. The Company had a $781,000 decrease in professional services, including legal costs associated with employment and investor related matters. Also during 2017, the Company internalized legal tasks, previously outsourced, associated with our development projects resulting in an increase in qualifying capitalizable payroll costs of $508,000. Lastly, there were savings of $494,000 associated with payroll, bonuses, and overhead attributable to our rightsizing and curtailment of our retirement plans. As we move forward into the last quarter of 2017 and into 2018, we expect to begin to recognize savings from the rightsizing discussed above.
Our share of earnings from our joint ventures was $3,512,000, a decrease of $2,138,000, or 38%, during the first nine months of 2017 when compared to the same period in 2016. The primary drivers include the following:

•
There was a $766,000 decrease in our share of earnings from our TA/Petro joint venture. The decline is driven by increased operating costs associated with new offerings at TA/Petro, a one time charge of $200,000 related to a workers' compensation claim, and a decline in gas fuel margins.

•
There was a $528,000 decrease in our share of earnings from our TRCC/Rock Outlet joint venture. The decrease is attributable to write-off of tenant allowances and other leasing costs associated with lease terminations. The departing tenants have struggled nationally in recent years as a result of the retail slump and do not represent the overall performance of The Outlets at Tejon. Operationally, the outlet is continually identifying new and desirable tenants to better serve its target demographic. During the second quarter, Express, a nationally recognized brand focusing on men's and women's fashion commenced operations occupying a space approximating 7,828 square feet. On July 14, 2017, TRCC/Rock Outlets executed a lease with Old Navy for a space approximating 12,500 square feet. On July 21, 2017, Samsonite, a worldwide leader in superior travel bags and luggage, took possession of a vacated unit and immediately commenced operations.

•
TRC-MRC 2, a joint venture which was formed during the third quarter of 2016, had a $826,000 loss driven by non-cash GAAP losses, despite generating positive net operating income. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

Comparison of three months ended September 30, 2017 to three months ended September 30, 2016
Total revenues for the three months ended September 30, 2017 were $11,908,000 compared to $13,079,000 for the three months ended September 30, 2016 representing a decrease of $1,171,000, or 9%, the decrease is primarily attributable to a decline in farming revenues of $1,853,000. The decrease was offset by improvements seen within our commercial and ranch operations divisions.
Commercial/industrial real estate segment revenues were $2,432,000 for the three months ended September 30, 2017, an increase of $211,000, or 10%, compared to the three months ended September 30, 2016. The improvement is attributable to developer fees earned for construction of the new industrial building at TRCC-East, discussed above.
Commercial/industrial real estate segment expenses were $1,315,000 during the three months ended September 30, 2017, a decrease of $432,000, or 25%, compared to the same period in 2016. This decrease is attributed to reductions in repairs and maintenance of $137,000, payroll, overhead and bonus accruals of $101,000, and professional services of $50,000.
Resort/residential real estate segment expenses were $271,000 during the three months ended September 30, 2017, a decrease of $52,000, or 16%. The decrease is attributed to lower staffing costs stemming from the rightsizing.
Mineral resources segment revenues were $1,142,000 for the three months ended September 30, 2017, an increase of $17,000, or 2%, compared to the same period in 2016. The increase is attributable to slight increases in production for our commodities. Please refer to Footnote 14 - Reporting Segments and Related Information for further details.
Mineral resources segment expenses were $528,000 for the three months ended September 30, 2017, a decrease of $139,000, or 21%, compared to the same period in 2016. The reduction is largely attributable to our rightsizing activities occurring during the first half of 2017.
Farming segment revenues were $7,466,000 for the three months ended September 30, 2017, a decrease of $1,853,000, or 20%, compared to the same period in 2016. The $1,853,000 change is primarily attributable to the following:

•
We had a $2,641,000 decrease in pistachio revenues as a result of the same factors discussed above. With 2016 being a record year, we comparatively sold 643,000 pounds and 2,848,000 pounds of our current year pistachio crop as of the quarters ended September 30, 2017 and 2016, respectively. As it relates to our prior year crop, we sold 259,000 pounds and 47,000 pounds as of the quarters ended September 30, 2017 and 2016, respectively.

•
Almond revenues improved $468,000 as a result of selling additional units of our current year almond crop. Comparatively, we sold 661,000 pounds and 413,000 pounds as of the quarters ended September 30, 2017 and 2016, respectively.

•	Wine grape revenues improved $200,000 for the same factors discussed above.
Farming segment expenses were $7,921,000 for the three months ended September 30, 2017, an increase of $140,000, or 2%, compared to the same period in 2016. We had increases in pistachio cost of sales of $556,000 for the same reasons discussed above for the nine months ended September 30, 2017 We also saw offsetting decreases on water holding costs of $341,000.

Ranch operations revenues were $868,000 for the three months ended September 30, 2017, an increase of $454,000, or 110%, compared to the same period in 2016. The increase is attributed to the fact that there was not a drought clause in effect on our grazing leases in 2017 when there was in 2016.
Ranch operations expenses were $1,153,000 for the three months ended September 30, 2017, a decrease of $221,000, or 16%, compared to the same period in 2016. The decrease is primarily attributed to reductions in payroll, overhead, and bonuses of $61,000. All other decreases are attributed to declines in repairs and maintenance and supply costs.
Corporate general and administrative costs were $2,277,000, a decrease of $819,000, or 26%, compared to the same period in 2016. The decrease is attributable to the same drivers discussed above for the nine months ended September 30, 2017.
Our share of earnings from our joint ventures was $1,724,000, a decrease of $629,000, or 27%, during the third quarter of 2017 when compared to the same period in 2016. The primary drivers include the following:

•	There was a $403,000 decrease in our share of earnings from our TA/Petro joint venture driven by increased operating costs associated with new offerings at TA/Petro and a decline in gas fuel margins.

•
TRC-MRC 2, a joint venture which was formed during the third quarter of 2016, had a $224,000 loss driven by non-cash GAAP losses, despite generating positive net operating income. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

General Outlook
For the nine months ended September 30, 2017 we had no leases that expired, nor did we have any material lease renewals. Our commercial activity continues to grow with the opening of Firehouse Subs, a fast casual restaurant. Our TA/Petro joint venture completed construction of an Arby's that opened during the first quarter.
The logistics operators currently located within our Commerce Center have demonstrated success in serving all of California and the western region of the United States, and we are building from their success in our marketing efforts. We will continue to focus our marketing strategy for TRCC-East and TRCC-West on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our strategy fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment. We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial space users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company partnered with Majestic Realty Co. in the development of a 480,000 square foot, state-of-the-art distribution facility that was completed in the third quarter of 2017.
A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouse/distribution centers located in the Inland Empire, a large industrial area located east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino, to include Perris, Moreno Valley, and Beaumont. As development in the Inland Empire continues to move east and farther away from the ports, our potential disadvantage of our distance from the ports is being mitigated. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels. During the quarter ended September 30, 2017, vacancy rates in the Inland Empire approximated 3.7% compared with 4.5% for the quarter ended September 30, 2016; primarily due to continued strong industrial demand that has continued to surpass construction completions. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
We expect that the commercial/industrial real estate segment will continue to incur costs at current levels, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.
Most of the expenditures and capital investment incurred within our resort/residential real estate segment will be focused on obtaining entitlements for Centennial, completing tentative tract maps for MV, and defending the approved EIR for Grapevine. On May 17, 2017, the Company distributed a press release announcing the issuance of a Draft Environmental Impact Report, or DEIR, for Centennial. The DEIR was published for public review on May 18, 2017 by the County of Los Angeles. The public review period ended August 16, 2017 and responses to comments are now being completed.
The increased rainfall in California has, for now, lessened the water burden faced during the drought. However, the increased rainfall and winter storms limited the time in which bees were able to pollinate our 2017 almond trees and also damaged a number of our trees. Despite this, our 2017 almond production was in line with 2016 production, but less than our expectations. Our 2017 pistachio yields fell from their 2016 record yields as 2017 is an alternate down bearing year for pistachios. In addition, the 2017 winter was relatively warm, which reduced the number of hours the trees were dormant, a critical stage in the annual cycle of the pistachio tree. Our wine grape yields saw a slight improvement over the same period last year. Due to our exposure to the commodity markets, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation and production efforts, except to the extent such inflation is reflected in market conditions and commodity prices. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Thus far in 2017, prices for almonds and pistachios have remained steady as compared to 2016 but lower than 2014 and 2015 prices.
As we have noted, 2017 has been a very wet year in California due to winter rain and snow, which has helped to mitigate the drought conditions within the state. The wet 2017 year has provided us with the opportunity to further enhance our water banking operations, for future use by our real estate developments and farming, by having access to more water sources. As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. The wet year has also limited potential interim water sales activity to amounts lower than those seen in prior years.
The operations of the Company are seasonal and future results of operations cannot be predicted based on quarterly results. Historically, the Company's largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year. Real estate activity and leasing activities are dependent on market circumstances and specific opportunities and therefore are difficult to predict from period to period.

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
Income Taxes
For the nine months ended September 30, 2017, the Company had a net income tax benefit of $1,268,000  compared to a net income tax expense of $503,000 for the nine months ended 2016. These represent effective tax rates of approximately 40% and 39% for the nine months ended 2017 and, 2016, respectively. As of September 30, 2017, income tax receivables were $1,781,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses.
Cash Flow and Liquidity
We manage our cash and marketable securities along with cash flow to allow us to pursue our strategies of land entitlement, development, farming, and conservation. Accordingly, we have established well-defined priorities for our available cash, including investing in core reporting segments to achieve profitable future growth, and joint ventures. To enhance shareholder value, we will continue to make investments in our real estate segments to secure land entitlement approvals, build infrastructure for our developments, and acquire water rights to ensure adequate future water supply. Within our farming segment, we will make investments as needed to improve efficiency and add capacity to its operations when it is profitable to do so. We have historically funded our operations with cash flows from operating activities, investment proceeds, short-term borrowings from our bank credit facilities, and long-term debt tied to revenue producing assets. As we move forward with our strategic plans we will need to raise additional capital through the issuance of common stock, project specific debt, and through capital partners. On October 27, 2017, the Company completed a Rights Offering raising $90,000,000 in new capital. Please see Part II, Item 5 - "Other Information" for more detail.
Our cash, cash equivalents and marketable securities totaled $24,152,000 at September 30, 2017, a decrease of $3,781,000, or 14%, from the corresponding amount at the end of 2016. The decrease in our cash position is attributable to a reduction in marketable securities, continued investment in development projects and water assets offset by drawdowns on our line of credit of $13,300,000.
The following table shows our cash flow activities for the nine months ended September 30,

(in thousands)	2017	2016
Operating activities	$7,902	$1,413
Investing activities	$(12,361)	$(10,414)
Financing activities	$5,859	$10,496
Operating Activities
During the first nine months of 2017, our operations generated $7,902,000 in cash largely due to operating distributions of $7,200,000 from our TA/Petro joint venture.
During the first nine months of 2016, our operations provided $1,413,000 of cash primarily related to distributions from our joint ventures of $4,500,000 offset by payments on current liabilities and farm crop inventory costs.

Investing Activities
During the first nine months of 2017, investing activities used $12,361,000 of cash as a result of $15,579,000 in capital expenditures. Capital expenditures, inclusive of capitalized interest and payroll, include predevelopment activities for our master planned communities which amounted to $4,040,000 for MV, $3,056,000 for Grapevine, and $2,594,000 for Centennial. At TRCC East, we spent $3,053,000 for infrastructure projects. Within our farming segment, we spent $1,830,000 replacing old machinery and equipment along with developing a new almond orchard. We spent $352,000 within our mineral resources group for new wells and water turnouts. Additionally, we used $4,567,000 for our purchase of water under the Nickel water contract along with water recharge costs. Our capital outlays were offset by distributions from unconsolidated joint ventures of $3,018,000 and proceeds from maturity of marketable securities of $5,274,000. As we move forward, we will continue to use proceeds from the maturity of securities and anticipated distributions from joint ventures to fund real estate project investment and payments on our revolving line of credit.
During the first nine months of 2016, investing activities used $10,414,000 as a result of $19,760,000 in capital expenditures. Capital expenditures include predevelopment activities for our master planned communities which amounted to $3,914,000 for MV, $3,663,000 for Grapevine, and $3,832,000 for Centennial. At TRCC East, we spent $3,345,000 for infrastructure projects along with completing the multi-tenant building housing Baja Fresh and Habit Burger. Within our farming segment, we spent $1,837,000 replacing old machinery and equipment along with developing a new almond orchard. We spent $1,845,000 within our mineral resources group for new wells and water turnouts. Within ranch operations we acquired $476,000 in new machinery and equipment. Our capital outlays were offset by reimbursements for public infrastructure costs through the East CFD and other reimbursements of $4,650,000. Additionally, we received $4,966,000 in net proceeds from marketable securities transactions.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2017 will be primarily related to real estate projects. Estimated capital investment includes approximately $841,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future demand. We expect to possibly invest $714,000 in permitting and planning activities and defending the approved EIR for Grapevine, $1,814,000 for final approval of tentative tract maps and design activities related to commercial development for MV, and $1,200,000 related to the specific plan EIR, approval of EIR, and mapping activities for Centennial. We will continue to add to our current water assets and water infrastructure to help secure our ability to supply water to our real estate and farming activities and expect to invest up to $600,000 in water assets and infrastructure.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the use of additional debt.
Financing Activities
During the first nine months of 2017, financing activities provided $5,859,000 in cash primarily through $13,300,000 in drawdowns from our line of credit. As of September 30, 2017, there was an outstanding balance of $17,000,000 on our revolving line of credit. The use of our line of credit primarily reflects the cyclical nature of cash flow in our farming segment as inventory costs build as we move into the second half of the year and the harvest season begins and to water activity during the first half of the year. The cash inflows were offset by paydowns of short-term debt of $4,000,000, paydowns of long-term debt of $2,901,000 and tax payments on vested share grants of $540,000.
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
Capital Structure and Financial Condition
At September 30, 2017, total capitalization at book value was $424,071,000 consisting of $87,967,000 of debt and $336,104,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 20.7%.
The Company has a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility consists of a $70,000,000 term note, or Term Note, and a $30,000,000 revolving line of credit, or RLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At September 30, 2017 and 2016 the RLC had an outstanding balance of $17,000,000 and $11,000,000, respectively. At December 31, 2016, the RLC had an outstanding balance of $7,700,000. The Term Note had outstanding balances of $66,916,000 and $69,439,000 as of September 30, 2017 and December 31, 2016, respectively.
The interest rate per annum applicable to the Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Note required interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Note at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2017 and December 31, 2016, we were in compliance with all financial covenants.

We also have a promissory note agreement to pay a principal amount of $4,750,000 with CMFG Life Insurance Company, to pay principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments of $102,700 ending on September 1, 2028. The current outstanding balance is $3,763,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
Our current and future capital resource requirements will be provided by current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During April 2016, we filed a shelf registration statement on Form S-3 that went effective in May 2016. Under the shelf registration statement, we may offer and sell in the future one or more offerings, consisting of common stock, preferred stock, debt securities, warrants or any combination of the foregoing. On October 27, 2017, the Company completed a Rights Offering raising $90,000,000 in new capital. Please see Part II, Item 5 - "Other Information" for more detail.
At September 30, 2017, we had $24,152,000 in cash and securities and had $13,000,000 available on our RLC to meet any short-term liquidity needs.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2017, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$265,009	$8,884	$18,218	$18,846	$219,061
Long-term debt	70,967	4,016	8,168	8,818	49,965
Interest on long-term debt	16,212	2,815	5,140	4,440	3,817
Revolving line of credit borrowings	17,000	17,000	—	—	—
Cash contract commitments	8,340	6,131	1,138	—	1,071
Defined Benefit Plan	3,095	45	462	527	2,061
SERP	4,561	146	986	962	2,467
Tejon Ranch Conservancy	2,800	800	1,600	400	—
Financing fees and interest	163	163	—	—	—
Total contractual obligations	$388,147	$40,000	$35,712	$33,993	$278,442
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We contributed $165,000 to our defined benefit plan in 2017.
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
In connection with the sale of bonds there is a standby letter of credit for $4,921,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at September 30, 2017.
At September 30, 2017, aggregate outstanding debt of unconsolidated joint ventures was $111,590,000. We provided a guarantee on $96,312,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. We do not provide a guarantee on the $15,278,000 of debt related to our joint venture with TA/Petro.

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

The following schedule reconciles Adjusted EBITDA and EBITDA to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Net income	$(26)	$317	$(1,940)	$784
Net income (loss) attributable to non-controlling interest	(4)	(7)	(42)	(61)
Interest, net
Consolidated	(91)	(112)	(289)	(350)
Our share of interest expense from unconsolidated joint ventures	431	360	1,262	1,031
Total interest, net	340	248	973	681
Income taxes	336	271	(1,268)	503
Depreciation and amortization:
Consolidated	1,140	1,360	3,422	4,170
Our share of depreciation and amortization from unconsolidated joint ventures	1,333	792	3,970	2,164
Total depreciation and amortization	2,473	2,152	7,392	6,334
EBITDA	3,127	2,995	5,199	8,363
Stock compensation expense	877	1,166	2,571	3,297
Adjusted EBITDA	$4,004	$4,161	$7,770	$11,660
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

The following schedule reconciles net income of unconsolidated joint ventures to NOI of unconsolidated joint ventures. Please refer to Note 15 (Investment in Unconsolidated and Consolidated Joint Ventures) of the Notes to Unaudited Consolidated Financial Statements for further discussion on joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Net income of unconsolidated joint ventures	$2,794	$3,919	$5,466	$9,488
Interest expense of unconsolidated joint ventures	837	670	2,455	1,941
Operating income of unconsolidated joint ventures	3,631	4,589	7,921	11,429
Depreciation and amortization of unconsolidated joint ventures	2,547	1,453	7,596	4,015
Net operating income of unconsolidated joint ventures	$6,178	$6,042	$15,517	$15,444
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
Our current RLC has an outstanding balance of $17,000,000. The interest rate on the RLC can either float at 1.50% over a selected LIBOR, or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $66,916,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $3,763,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
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

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations and marketable securities and their related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2017
(In thousands except percentage data)

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets:
Marketable securities	$2,113	$13,618	$5,788	—	—	—	21,519	$21,494
Weighted average interest rate	1.29%	1.59%	1.71%	—	—	—	1.59%
Liabilities:
Revolving line of credit	$17,000	—	—	—	—	—	$17,000	$17,000
Weighted average interest rate	2.74%	—	—	—	—	—	2.74%
Long-term debt ($4.75M note)	$67	$277	$289	$302	$315	$2,513	$3,763	$3,763
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$870	$3,563	$3,715	$3,881	$4,051	$50,836	$66,916	$66,916
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$54	$218	$16	—	—	—	$288	$288
Weighted average interest rate	3.35%	3.35%	3.35%	—	—	—	3.35%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2016
(In thousands except percentage data)

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets:
Marketable securities	$6,979	$13,787	$6,007	—	—	—	$26,773	$26,675
Weighted average interest rate	1.32%	1.59%	1.73%	—	—	—	1.55%
Liabilities:
Revolving line of credit	$7,700	—	—	—	—	—	$7,700	$7,700
Weighted average interest rate	2.26%	—	—	—	—	—	2.26
Long-term debt ($4.75M note)	$266	$277	$289	$302	$315	$2,512	$3,961	$3,961
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$3,393	$3,563	$3,715	$3,881	$4,051	$50,836	$69,439	$69,439
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$195	$218	$54	—	—	—	$467	$467
Weighted average interest rate	3.35%	3.35%	3.35%	—	—	—	3.35%

Commodity Price Exposure
As of September 30, 2017, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2017 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $7,330,000 of accounts receivable outstanding at September 30, 2017, $2,067,000 or 28%, is at risk to changing prices. Of the amount at risk to changing prices, $1,288,000 is attributable to pistachios and $779,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2016 was $5,999,000, or 69% of the total accounts receivable of $8,740,000.
The price estimated for the remaining accounts receivable for pistachios at September 30, 2017 was $2.00 per pound compared to $2.03 per pound at December 31, 2016. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $3,600. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.00 to $2.45. With respect to almonds, the preliminary price estimate for the remaining receivable was $2.33 per pound compared to $2.51 per pound at December 31, 2016. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $2,600. The range of final prices over the last three years for almonds has ranged from $2.58 to $3.67 per pound.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On October 4, 2017, the Company commenced a right offering to common shareholders whereby proceeds will be used to provide additional working capital for general corporate purposes, including to fund general infrastructure costs and the development of buildings at TRCC, to continue forward with entitlement and permitting programs for the Centennial and Grapevine communities and costs related to the preparation of the development of MV. The rights offering concluded on October 27, 2017, with the Company raising $90,000,000 from the sale of 5,000,000 shares at $18.00 per share. For additional detail please refer to Form 8-K filed on October 30, 2017.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	Amended and Restated Bylaws	FN 2

4.1	Form of First Additional Investment Right	FN 3

4.2	Form of Second Additional Investment Right	FN 4

4.3	Registration and Reimbursement Agreement	FN 5

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6

10.7	*Severance Agreement	FN 7

10.8	*Director Compensation Plan	FN 7

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 10

10.15	Form of Securities Purchase Agreement	FN 11

10.16	Form of Registration Rights Agreement	FN 12

10.17	*2004 Stock Incentive Program	FN 13

10.18	*Form of Restricted Stock Agreement for Directors	FN 13

10.19	*Form of Restricted Stock Unit Agreement	FN 13

10.23	Tejon Mountain Village LLC Operating Agreement	FN 14

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18

10.28	Warrant Agreement	FN 19

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 21

10.31	Amended and Restated Credit Agreement	FN 22

10.32	Term Note	FN 22

10.33	Revolving Line of Credit	FN 22

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24

10.36	*Separation Agreement - Gregory J. Tobias	FN 25

10.37	Limited Liability Agreement of TRC-MRC 2, LLC	FN 26

10.38	Limited Liability Agreement of TRC-MRC 1, LLC	FN 27

10.39	Centennial Redemption and Withdrawal Agreement	FN 28

10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29

10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

FN 1
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1987, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.

FN 2
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 99.1 to our Current Report on Form 8-K filed on September 20, 2017, is incorporated herein by reference.

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

FN 6
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.

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

FN 9
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.10 to our Annual Report on form 10-K for the year ended December 31, 2008, is incorporated herein by reference

FN 10
This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

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

FN 13
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

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

FN 16
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, is incorporated herein by reference.

FN 17
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the period ending March 31, 2013, is incorporated herein by reference.

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

FN 30
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2016, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2017.

TEJON RANCH CO.
(The Company)

/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President, Chief Financial Officer and Corporate Treasurer

/s/ Robert D. Velasquez
Robert D. Velasquez
Vice President of Finance, Chief Accounting Officer