Form 10-K
period 2017-12-31
TEJON RANCH CO
filed 2018-03-12
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 30, 2017 was $422,344,798 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.
The number of the Company’s outstanding shares of Common Stock on February 28, 2018 was 25,912,425.
____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields and prices, water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” and similar expressions. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.

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

Bakersfield
CHINA LAKE
N.W.C.
CALIFORNIA
Mojave
TEJON
RANCH
EDWARDS A.F.B.
NATIONAL FOREST
Lancaster
/Palmdale
Santa
Clarita
Santa
Barbara
Ventura
NATIONAL FOREST
NATIONAL
FOREST
Inland
Empire
Los Angeles
PACIFIC OCEAN
5
99
58
138
5
210
405
10
10
15
405
5
15
215

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale mixed use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California.  Once all entitlements are approved, our mixed use master planned residential developments collectively may include up to 35,000 housing units, with 15,450 units currently approved, and more than 35 million square feet of commercial space, with 25 million square feet currently approved.  We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and Grapevine at Tejon Ranch, or Grapevine, and are currently in the entitlement process with Centennial at Tejon Ranch, or Centennial. We are currently engaged in entitlement, construction, commercial sales and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. All of these efforts are supported by diverse revenue streams generated from other operations, including farming, mineral resources, and our various joint ventures.

Master Land Use Plan

Bakersfield
Bakersfield
223
Arvin
58
Tehachapi
99
5
TRCC
Farming
Farming
Grapevine
Mountain Village
Tejon Ranch Headquarters
Lebec
Frazier Park
Kern County
Los Angeles County
Centennial
Farming
To Los Angeles
Ventura County
138
5
Mixed Use Development
Commercial / Industrial
Farming
Energy
Mining
Oil & Gas
Grazing
N
0
2½
5
Miles

The above land use plan is subject to change based upon economic and market variables.

Percentage of Total Revenue1 and Other Income by Segment:
1Real Estate includes equity in earnings of unconsolidated joint ventures.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing segments for the last three years:

FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2017	2016	2015
Revenues and Other Income
Real Estate—Commercial/Industrial (2)	$9,403	$9,438	$8,272
Mineral Resources	5,983	14,153	15,116
Farming	16,434	18,648	23,836
Ranch operations (2)	3,837	3,338	3,923
Segment revenues	35,657	45,577	51,147
Gain on sale of real estate	—	1,044	—
Investment income	462	457	528
Other income	153	158	381
Revenues and other income	$36,272	$47,236	$52,056
Equity in earnings of unconsolidated joint ventures	4,227	7,098	6,324
Total revenues and other income (1)	$40,499	$54,334	$58,380
Segment Profits (Losses) and Net Income
Real Estate—Commercial/Industrial (2)	$2,874	$2,338	$1,578
Real Estate—Resort/Residential	(1,955)	(1,630)	(2,349)
Mineral Resources	3,019	6,357	7,720
Farming	233	(25)	4,852
Ranch operations (2)	(1,574)	(2,396)	(2,189)
Segment profits (3)	2,597	4,644	9,612
Gain on sale of real estate	—	1,044	—
Investment income	462	457	528
Other income	153	158	381
Corporate expenses	(10,141)	(12,550)	(12,808)
Operating (loss) income before equity in earnings of unconsolidated joint ventures	(6,929)	(6,247)	(2,287)
Equity in earnings of unconsolidated joint ventures	4,227	7,098	6,324
(Loss) income before income taxes	(2,702)	851	4,037
Income tax (benefit) provision	(1,123)	336	1,125
Net (loss) income	(1,579)	515	2,912
Net loss attributable to noncontrolling interest	(24)	(43)	(38)
Net (loss) income attributable to common stockholders	$(1,555)	$558	$2,950
Identifiable Assets by Segment (4)
Real estate—commercial/industrial	$63,065	$65,290	$67,550
Real estate—resort/residential	258,697	243,963	228,064
Mineral Resources	48,305	45,066	46,025
Farming	36,317	36,895	32,542
Ranch operations	3,625	3,893	4,313
Corporate	108,190	44,594	53,425
Total assets	$518,199	$439,701	$431,919
(1) Refer to Note 16, Reporting Segments and Related Information of the Notes to the Consolidated Financial Statements for additional detail related to segment revenues.
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
Real Estate Development Overview
Our real estate operations consist of the following activities: real estate development, commercial sales and leasing, land planning and entitlement, income portfolio management, and conservation.
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 83,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding three interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 and Highway 138 corridors, which includes TRCC in Kern County, Centennial, a mixed use master planned community on our land in Los Angeles County, Mountain Village, a resort and residential community in Kern County, and Grapevine, a mixed use master planned community on our land in Kern County. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
The chart below is a continuum of the real estate development process highlighting each project's current status and key milestones to be met in moving through the real estate development process in California. During this process, we may experience delays arising from factors beyond our control. Such factors include litigation and a changing regulatory environment.

Grapevine
TRCC
Create a Development Plan
Prepare Environmental Impact Report
Obtain Project Approval from County Board of Supervisors
Detailed Maps / Engineering Level Designs for:
Lot layouts
Grading
Amenities & Infrastructure, including Sewer & Water systems
ENTITLEMENT
STATE & FEDERAL PERMITS
TRACT / FINAL MAPS
CONSTRUCTION PERMITS
OPERATIONS
Obtain Necessary Permits from:
State Department of Fish and Wildlife
Regional Water Quality Control Board
US Army Corps of Engineers
Obtain Permitting to Commence Construction
Centennial
Mountain Village

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

Bakersfield
5
99
119
Lamont
58
223
Arvin
Taft
Tehachapi
166
Tejon Ranch Commerce Center
Tejon Ranch
Grapevine
Mountain Village
Frazier Park
Centennial
138
5
To Los Angeles
33

Operating Segments
Real Estate - Commercial/Industrial
Construction:
During 2017, our TRC-MRC 1 joint venture with Majestic Realty Co., or Majestic, completed the construction of a state-of-the-art, 480,480 square foot distribution facility.
During 2016, our commercial retail activity continued to grow as new leases came on line with Habit Burger and Baja Fresh. In addition, our TA/Petro, or Petro, joint venture completed construction of a new Shell gas station and convenience store that commenced operations during the first quarter of 2016. Lastly, we have entered into two joint venture operating agreements with Majestic, a Los Angeles based commercial/industrial developer, to pursue the development, construction, leasing, and management of an approximately 480,480 square foot industrial building on the Company’s property at TRCC-East and to purchase, own, and manage a 652,000 square foot, fully leased, industrial building in TRCC-West.
The following is a summary of the Company's commercial, retail and industrial real estate developments as of December 31, 2017:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion	Estimated Completion Date
Tejon Ranch Commerce Center	$83,582	$71,909	$155,491	TBD
Less: Reimbursements from TRPFFA[1]	64,862	60,450	125,312	TBD
TRCC Development Costs, net	$18,720	$11,459	$30,179

[1]The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

The following table summarizes total entitlements for TRCC as of December 31, 2017:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	4,237,149	632,795
Entitlements available	15,063,792	323,514

TEJON RANCH
COMMERCE CENTER

MASTER LAND USE PLAN

99
TO BAKERSFIELD
WHEELER RIDGE ROAD
5
CATERPILLAR
SPACE FOR LEASE
TRAVEL CENTERS OF AMERICA
n.a.p.
FAMOUS FOOTWEAR
PETRO TRAVEL PLAZA
OUTLETS
LAVAL ROAD
LAVAL ROAD WEST
HELD FOR DEVELOPMENT
DOLLAR GENERAL
VISION / IKEA
IKEA
TO LOS ANGELES
WHOLLY-OWNED by TEJON RANCH
Income Producing Properties
JOINT VENTURES
Petro Travel Plaza Holdings - 60%*
Rockefeller Group - 50%*
Majestic Properties - 50%*
Held by 3rd Party
*Represents TRC's ownership percentage interest
TRC Land Held for Development
Land with Land Improvements
Land without Land Improvements
Existing Building
Existing Road
Future Road
N
Miles
0
0.25
0.5

The above land use plan is subject to change based upon economic and market variables.

Leasing:
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 13 fast-food operations, two full-service restaurants, a motel, an antique shop, and a United States Postal Service facility.
In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, fiber optic cable routes, and 32 acres of land to Pastoria Energy Facility, L.L.C., or PEF, for an electric power plant.
The sale and leasing of commercial/industrial real estate is very competitive, with competition coming from numerous and varied sources around California. Our most direct regional competitors are in the Inland Empire, a large industrial area located east of Los Angeles which continues its expansion eastward beyond Riverside and San Bernardino including Perris, Moreno Valley, and Beaumont region of Southern California, Northern Los Angeles including both the San Fernando Valley and Santa Clarita Valley, and areas north of us in the San Joaquin Valley of California. The principal factors of competition in this industry are price, availability of labor, proximity to the port complex of Los Angeles/Long Beach and customer base. A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouses and distribution centers located in the Inland Empire. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels.
During 2017, vacancy rates in the Inland Empire approximated 3.7%, the lowest vacancy rate ever recorded in the Inland Empire. Vacancy is at an all-time low and further declines will be hard to achieve. This is especially true given that 26.1 million square feet remains in the construction pipeline. The low vacancy rates have also led to an increase in lease rates of 7.7% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During 2017, vacancy rates in the Northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, approximated 1.7%. This industrial market continues to see available supply remain at extremely low levels, and while new construction has recently been at higher levels, it still has not been enough to keep pace with strong demand, resulting in vacancy remaining at all-time lows and rental rates still rising rapidly. Demand for industrial space in this market will continue to be driven by domestic and global consumption levels. In 2017, the Los Angeles and Long Beach Port container traffic recorded its highest container total ever with 16.89 million Twenty-Foot Equivalent Units, or TEU's, up 8% from 2016 and 7% higher than its second highest year during 2006. TEU is a measure of a ship's cargo carrying capacity. The dimensions of one TEU are equal to that of a standard shipping container measuring 20 feet long by 8 feet tall.
The following table summarizes information with respect to lease expirations for our consolidated entities as of December 31, 2017.

Year of Lease Expiration	Number of Expiring Leases	RSF of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent
2018	3	55,321	$78	0.69%
2019	1	—	$24	0.21%
2020	3	61,495	315	2.76
2021	6	60,722	$229	2.01%
2022	5	46,414	$296	2.59%
2023	2	4,640	213	1.86%
2024	—	—	—	—%
2025	2	4,613	260	2.27
2026	3	4,645	$256	2.24%
2027	1	1,801	$86	0.76%
2028	—	—	—	—%
Thereafter[2]	6	1,589,905	$3,956	—%
1 - Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of the reporting period, multiplied by 12. Annualized base rent shown in thousands.
2 - This amount includes 32 acres of the PEF ground lease.
Eight leases expired during the year-ended December 31, 2017. The leases were renewed in 2017 and represented less than 5% of annualized base rent.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2017 commercial/industrial activity.
Joint Ventures:

During 2016, we entered into a joint venture operating agreement with Majestic to pursue the development, construction, leasing, and management of an approximately 480,480 square foot industrial building on the Company’s property at Tejon Ranch Commerce Center East. In addition, we entered into a second limited liability company agreement with Majestic Realty Co. for the purchase of, ownership of, and management of a fully leased, 651,909 square foot industrial building located at Tejon Ranch Commerce Center.
We are also involved in multiple joint ventures with several partners. Our joint TA/Petro joint venture, owns and operates two travel and truck stop facilities, restaurants, and five separate gas stations with convenience stores within TRCC-West and TRCC-East. We are involved in three joint ventures with Rockefeller Development Group which includes the following: Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased to Dollar General, 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West, and TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon.
Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering, and land stewardship and conservation activities. We have three major resort/residential communities within this segment: MV, which has entitlement approvals and approved tentative tract map for the first three phases of residential development; Centennial, which has zoning and land use designation within the Antelope Valley Area Plan, or AVAP, and the Los Angeles County General Plan, is completing the specific plan process in LA County; and Grapevine, which is on land owned within Kern County that has entitlement approvals and is in the litigation and permitting phase of the process. The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement we entered into with five major environmental organizations in 2008 is designed to minimize opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental and other special interest groups have been a primary cause of delays and increased costs for real estate development projects in California.
As we embark on our mixed use master planned communities, we understand that it can take up to 25 years, or longer, to complete from commencement of construction. The entitlement process for development of property in California is complex, lengthy (spanning multiple years) and costly, involving numerous federal, state, and county regulatory approvals. We are unable to determine anticipated completion dates for our real estate development projects with certainty because the time for completion is heavily dependent on the regulatory approvals necessary for land development. Also, as a real estate developer, we are cognizant of the micro- and macro-economic factors that have a significant influence on the real estate sector. As a developer, one would be at an economic disadvantage to bring product to market with no willing or able buyers. This ebb and flow of the economy also plays into the timing of our completion date. Costs will also fluctuate over the life of these projects as a result of the cost of labor and raw materials and the timing of approvals and other activity. The uncertainty of estimated costs to completion is compounded by the potential impact of inflation, which will fluctuate with the equally uncertain completion dates for our projects.

TEJON RANCH COMPANY
Building the Legacy

DEVELOPMENT PROJECTS

Mixed Use Development | Commercial / Industrial | Project Open Space

TEJON RANCH
Kern County
Los Angeles County
5

MOUNTAIN VILLAGE

Kern County

Entitled Area	26,417	ac
Acres to be Developed	5,082	ac
Open Space	21,335	ac
Entitled Dwelling Units	3,450	du
Commercial Development	160,000	sf
Lodging Units	750	keys

TEJON RANCH
Kern County
Los Angeles County
138
5

CENTENNIAL

Los Angeles County

Area	12,323	ac
Acres to be Developed	6,699	ac
Open Space	5,624	ac
Dwelling Units	19,333	du
Commercial Development	10,100,000	sf

Tejon Ranch
Commerce
Center
TEJON RANCH
5

GRAPEVINE

Kern County

Entitled Area	8,010	ac
Acres to be Developed	4,643	ac
Open Space	3,367	ac
Entitled Dwelling Units	12,000	du
Commercial Development	5,100,000	sf

The above land use plan is subject to change based upon economic and market variables.

Mountain Village at Tejon Ranch:
MV is planned to be an exclusive, low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, putting greens, a range of housing options, and other exclusive services and amenities that are designed to distinguish MV as the resort community of choice for the Southern California market. MV is being developed by Tejon Mountain Village LLC, or TMV LLC, a wholly owned subsidiary of the Company. MV encompasses 5,082 acres for a mixed use development to include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space.
During December 2017, the Company received approval of Tentative Tract Maps for the first three phases of residential units of MV. We are working toward delivering the first phase of the 160,000 square foot commercial center that we call Farm Village. Farm Village will serve as the “front door” to MV. Farm Village will include fresh culinary offerings, artisan markets, boutique lodging, and an array of trails, gardens, and agriculture that will be intertwined to create the most unique, relaxing and “edu-taining” experience while fulfilling the needs of residents of Mountain Village.  The Company has submitted plans for the first phase of this commercial village to Kern County for review and approval.
In 2014, the Company acquired full ownership of TMV LLC through the purchase of DMB TMV LLC's interest in the former joint venture for $70,000,000 in cash.
The Company's decision to obtain full ownership of MV reflects the Company's growth as a fully integrated real estate company and demonstrates our belief in the future success of the development.
MV is fully entitled and all necessary permits have been issued to begin development once the mapping process is complete. Timing of MV development in the coming years will be dependent on the strength of both the economy and the residential real estate market. In moving the project forward we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans as well as defining the capital funding sources for this development.
Centennial at Tejon Ranch:
The Centennial development is a mixed use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include 19,333 homes, and 10.1 million square feet of commercial development. Centennial will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, will create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 89.28% ownership interest as of December 31, 2017. In 2016, Lewis Investment Company withdrew from the joint venture. The surviving members (TRC, TRI Pointe Homes and CalAtlantic) absorbed the equity of Lewis Investment Company based on their respective proportionate interest in the joint venture at the time of the withdrawal. The withdrawal was deemed an equity transaction between members and had no earnings impact to the Company. Centennial is envisioned to be an ecologically friendly and commercially viable development.
Currently, the Los Angeles County Department of Regional Planning is finalizing responses to comments received during the public review of the Draft Environmental Impact Report for the Company’s Centennial master planned community. The responses will become part of the Final Environmental Impact Report that will be considered first by the Los Angeles County Regional Planning Commission tentatively scheduled in April 2018 and later by the Board of Supervisors.
During 2014, the Los Angeles County Board of Supervisors approved the AVAP. The AVAP is designed to guide future development and conservation in the northern-most region of unincorporated Los Angeles County. Centennial is included in the AVAP as part of the west Economic Opportunity Area, or EOA, where future development would be directed. This particular EOA is located along Highway 138 and encompasses the vast majority of Centennial's proposed boundaries. In June 2015, the Los Angeles County Board of Supervisors gave final approval for the AVAP. The AVAP provides Centennial with land use designation and zoning for residential and commercial development.
Grapevine at Tejon Ranch:
Grapevine is a 15,315-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. The 2008 Conservation Agreement allows for the development of up to 12,400 acres in this area. We are currently focusing on 8,010 acres for a mixed use development to include housing, retail, and commercial industrial components. Grapevine has received approval for 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. On December 6, 2016, the Kern County Board of Supervisors unanimously approved the specific plan and the Environmental Impact Report, or EIR, for the development of the Grapevine community, which included approval for land use designation, zoning and a development agreement. Subsequently, Kern County was sued related to the approval and we are working with Kern County to defend the approved EIR. The entire litigation and permitting process will take several years and the investment of several million dollars to successfully complete.
The greatest competition for the Centennial and Grapevine communities will come from California developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. The developments in these areas will be providing similar housing product as our developments. The principal factors of competition in this industry are pricing of product, amenities offered, and location. We will attempt to differentiate our developments through our unique setting, land planning and different product offerings. MV will compete generally for discretionary dollars that consumers will allocate to recreational and residential homes.
The following is a summary of the Company's residential real estate developments as of December 31, 2017:

Community:	Mountain Village	Grapevine	Centennial	Resort
Location:	Kern County	Kern County	Los Angeles County	Residential
Entitlement Status[1]:	Entitled	Entitled[2]	In Progress	Total
Entitlement Area (acres):	26,417	8,010	12,323	46,750
Housing Units:	3,450	12,000	19,333	34,783
Commercial Development (sqft)[3]:	160,000	5,100,000	10,100,000	15,360,000
Open Areas (acres):	21,335	3,367	5,624	30,326
Costs to Date[4]:	$132,034	$28,139	$94,271	$254,444
(1) Estimated completion anticipated to be 25 years, or longer, from commencement of construction. To-date construction has not begun.
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
Mineral Resources
Mineral resources consist of oil and gas royalties, rock and aggregate royalties, royalties from a cement operation leased to National Cement Company of California, Inc., or National, and the management of water assets and water infrastructure. We continue to look for opportunities to grow our mineral resource revenues through expansion of leasing and encouraging new exploration. Within our water assets we are expanding our resources through new well drilling programs, while at the same time looking for opportunities to continue to purchase water as we have in the past. We will look to sell excess water over our internal needs on a temporary basis until that water is needed by us in our real estate and agricultural operations.
We are cautiously optimistic that we could see new production activity later in 2018 as oil prices in Kern County stabilize in the mid-$50 per barrel range or higher. We expect the increased oil prices will provide some improvements to our 2018 royalty revenues as compared to 2017 royalty revenues. We are expecting water sales for 2018 to improve when compared to the prior year due to a decline in rain and snow in California in late 2017 and early 2018, as compared to the previous winter. Currently, the California State Water Project 2018 allocation is only at 20% of contract water amounts. This factor is also supportive of improved water sales.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We however do not engage in any oil exploration or extraction activities. As of December 31, 2017, 8,824 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 263,000 barrels of oil and 209,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2017. Our share of production, based upon average royalty rates during the last three years, has been 99, 114, and 149, barrels of oil per day for 2017, 2016, and 2015, respectively. There are 310 active oil wells located on the leased land as of December 31, 2017. Royalty rates on our leases averaged approximately 13% of oil production in 2017.
Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.
We have approximately 2,000 acres under lease to National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant, which increased during 2017 compared to 2016. The improvement in shipments is due to an increase in road construction activity as compared to the prior years. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants and at this time we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.
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
In August 2015, we entered into a water sale agreement with PEF our current lessee under a power plant lease. Beginning in 2016, PEF may purchase from us up to 2,000 acre-feet of water and from January 2017 through July 2030, PEF may purchase from us up to 3,500 acre feet of water per year, with an option to extend the term. PEF is under no obligation to purchase water from us in any year, but is required to pay us an annual option payment equal to 30% of the maximum annual payment. The price of the water under the agreement is $1,088 per acre-foot of annual water in 2018, subject to 3% annual increases for the duration of the lease agreement. The Company's commitments to sell water can be met through current water assets.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,186; almonds—1,983 (1,379 in production and 604 not in production); and pistachios—1,053. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley and we periodically lease 1,000 acres of land that is used for the growing of vegetables but also can be used for the development of permanent crops such as almonds.
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
In 2017, we sold 51% of our grape crop to one winery, 21% to a second winery and the remainder to three other customers. These sales are under long-term contracts ranging from one to 12 years. In 2017, our almonds were sold to various commercial buyers, with the largest buyer accounting for 50% of our almond revenues. We sold pistachios to two customers with the largest accounting for 74% of our pistachio revenues. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases demand for the products we produce. The low value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets, but we are now seeing this change as the U.S. dollar has strengthened against the Euro. The full potential impact of an increasing U.S. dollar to our pricing and revenue is not known at this time.
Weather conditions, such as warmer than normal winter temperatures such as in 2018, could impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know if there has been a negative impact on 2018 production until late spring or early summer of 2018. We have also seen lighter rain fall during winter of 2017-2018, which could also negatively impact 2018 production.
Many counties within California including Kern County are again considered to be in a drought condition based on the below average rainfall received this winter. The reduced amount of rain and snow pack has led the State Department of Water Resources, or DWR, to announce that its estimated water supply delivery for 2018 will be at 20% of full entitlement. The current 20% allocation of state SWP water alone is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of the 2018 water supplies and its impact on 2018 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6, (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
Ranch Operations
During 2015, the Company reclassified certain revenues and expenses previously classified as commercial/industrial into a new segment called Ranch Operations.
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
Ranch operations also includes Hunt at Tejon, which offers a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2017, game management accounts for 41% of the total revenue from ranch operations.
In addition, the ranch operations segment is in charge of upkeep, maintenance, and security of all 270,000 acres of land.
Approximately 256,000 acres are used for two grazing leases, which account for 42% of total revenues from ranch operations at December 31, 2017.
General Environmental Regulation
Our operations are subject to federal, state, and local environmental laws and regulations including laws relating to water, air, solid waste, and hazardous substances. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur costs, penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. We also expect continued legislation and regulatory development in the area of climate change and greenhouse gases. It is unclear as of this date how any such developments will affect our business. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require expenditures in the future. We historically have not had material environmental liabilities.
Customers
During 2017, our PEF power plant lease accounted for 11% of total revenues. In 2016, and 2015 the PEF power plant lease generated 8%, and 7% of our total revenues, respectively. No other client tenant represents 5% or more of our revenues in 2017 and 2016.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Employees
At December 31, 2017, we had 131 full-time employees. We believe that we have good relations with our employees. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.

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
Executive Officers of the Registrant
The following table shows each of our executive officers and the offices held as of March 1, 2018, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	57
Allen E. Lyda	Executive Vice President, Chief Financial Officer	1990	60
Hugh McMahon	Executive Vice President, Real Estate	2014	51
Joseph N. Rentfro	Executive Vice President, Real Estate	2015	49
Robert D. Velasquez	Senior Vice President, Finance and Chief Accounting Officer	2015	51
Michael R.W. Houston	Senior Vice President, General Counsel	2016	43
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
Mr. McMahon joined the Company in November 2001 as Director of Financial Analysis. In 2008, Mr. McMahon became Vice President of Commercial/Industrial Development and in December of 2014, was promoted to Senior Vice President of Commercial/Industrial Development and elected as an officer of the Company. In 2015, he was promoted to Executive Vice President. Mr. McMahon's title was subsequently changed to Executive Vice President, Real Estate.
Mr. Rentfro joined the Company on February 27, 2015 and was elected Executive Vice President of Real Estate on March 9, 2015. Mr. Rentfro's prior experiences involved development efforts for a number of major projects within the Emirate of Abu Dhabi in the United Arab Emirates. Notable developments include the Westin Abu Dhabi Golf Resort & Spa, Monte Carlo Beach Club-Saadiyat, Eastern Mangroves Resort and Residences, St. Regis Saadiyat Island Residences, and the Al Yamm and Al Sahel Villas at the Desert Islands Resort & Spa by Anantara. Prior to his work in the Middle East, Mr. Rentfro held executive positions at The St. Joe Company (NYSE: JOE), ascending ultimately to Regional Vice President and General Manager. There he led all efforts related to planning, design, entitlement, development, construction, asset management, marketing and sales for real estate operations within a 330,000-acre region along the Gulf Coast of Northwest Florida.

Mr. Velasquez joined the Company as Vice President of Finance of Tejon Ranchcorp, or TRC, a subsidiary of the Company, in 2017. Mr. Velasquez's title was subsequently changed to Vice President of Finance and Chief Accounting Officer to more accurately describe the responsibilities of his office. Prior to joining TRC, Mr. Velasquez served as an Executive Director at Ernst & Young in their audit and assurance practice section. Mr. Velasquez worked with Ernst & Young from 1999 through 2014. Mr. Velasquez holds a B.S. in Business Administration with an option in Accounting from California State University, Los Angeles. Mr. Velasquez is a Certified Public Accountant in the state of California. On January 1, 2018 he was promoted to Senior Vice President, Finance and Chief Accounting Officer.
Mr. Houston joined the Company in May 2016 as the Senior Vice President, General Counsel. He previously worked for the City of Anaheim, where he served as City Attorney from 2013 through 2016. His background involves extensive experience in corporate governance, municipal law, real estate, land use and environmental issues. Prior to working for the City of Anaheim, he served as a partner for a Newport Beach, CA-based law firm of Cummins & White from 2011 to 2013, and prior to that, was a partner at Rutan & Tucker, LLP, Costa Mesa, CA.
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
STRATEGIC RISKS

Strategic risk relates to the Company's future business plans and strategies, including the risks associated with the macro- and micro- environment in which we operate, including the demand for our products and services, the success of investments in our real estate development, technology and public policy.
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
OPERATIONAL RISKS
Operational risk relates to risks arising from external market factors that affect the operation of our businesses. It includes weather and other natural conditions; regulatory requirements; information management and data protection and security, including cybersecurity; supply chain and business disruption; and other risks, including human resources and reputation.
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
Volatile oil and natural gas prices could adversely affect our cash flows and results of operations. Our cash flows and results of operations are dependent in part on oil and natural gas prices, which are volatile. Oil and natural gas prices also impact the amount we receive for our mineral leases. Moreover, oil and natural gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and natural gas; actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibilities of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets; and the effect of worldwide energy conservation measures and governmental regulations. Any substantial or extended decline in the price of oil and gas could have a negative impact on our business, liquidity, financial condition and results of operations. Substantial or extended declines in future natural gas or crude oil prices would have a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in natural gas and crude oil prices may cause us to delay development projects and could negatively impact our ability to borrow, our cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans.
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
Terrorist attacks may have an adverse impact on our business and operating results and could decrease the value of our assets. Terrorist attacks, particularly those that may cause a decline in global economic activity could have a material adverse impact on our business, our operating results, and the market price of our common stock. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties. To the extent that future terrorist attacks impact our client tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations.
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
Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of Tejon's and its customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of Tejon's and its customers' data. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. We also may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.
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
FINANCIAL RISKS
Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including volatility in interest rates and commodity prices; credit risk; and liquidity risk, including risk related to our credit ratings and our availability and cost of funding. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our investing and leasing activities and derivative financial instruments activities. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact an institution's financial condition or overall safety and soundness.
Constriction of the credit markets or other adverse changes in capital market conditions could limit our ability to access capital and increase our cost of capital. During past economic downturns, we relied principally on positive operating cash flow, cash and investments, and equity offerings to meet current working capital needs, entitlement investment, and investment within our developments. While the current economy is seen as strong, any slowdown in the economy could negatively impact our access to credit markets and may limit our sources of liquidity in the future and potentially increase our costs of capital.
We regularly assess our projected capital requirements to fund future growth in our business, repay our debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may issue new equity securities through the public capital markets, enter new joint ventures, or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. Adverse changes in economic, or capital market conditions could negatively affect our business, liquidity and financial results.
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
Inability to comply with long-term debt covenants, restrictions or limitations could adversely affect our financial condition. Our ability to meet our debt service and other obligations and the financial covenants under our credit facility will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve and the level of commodity prices related to our farming and mineral resource activities. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the addition of debt, the sale of equity, refinancing existing debt, or the sale of assets.
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
MARKET RISKS
Market risk relates to the functioning of the marketplace. Many factors affect market function; investor anticipation, shocks in other markets, and anything that limits the efficient functioning of the marketplace. Market risks can affect the price of our Common Stock.
Only a limited market exists for our Common Stock, which could lead to price volatility. The limited trading market for our Common Stock may cause fluctuations in the market value of our Common Stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our Common Stock.
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of February 28, 2018, directors and members of our executive management team beneficially owned or controlled approximately 30% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant number of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
Approximately 247,000 acres of our land are located in Kern County, California. The Kern County general plan, or the “General Plan,” for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the General Plan is intended to provide guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. We have three major master planned real estate projects in Kern County that have received entitlement approvals from Kern County: Mountain Village, TRCC and Grapevine.
The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. We are currently pursuing specific plan entitlement for Centennial on 12,323 acres of this land. See Item 1, “Business—Real Estate Development Overview.”
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
In addition to the WRMWSD contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. The Tejon-Castac Water District, or TCWD, a local water district serving our land in the district and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has 49,184 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and our Company. TCWD is the water supplier to TRCC, and will be the principal water supplier for any significant mixed use development in MV. TCWD will also be the water district that provides services to Grapevine.
We have a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have banked 31,497 acre-feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. In 2007 and 2008 we contracted for 2,362 additional acre-feet of water from AVEK, which was delivered in full in 2017. We anticipate adding additional water to the water bank in the future, as water is available. In 2010 we began participating with AVEK in a water-banking program and we have 13,033 acre-feet of water to our credit in this program.

Over time we have also purchased water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK or has been placed in our water bank. We also have secured SWP entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035. On November 6, 2013, the Company completed the acquisition of a water purchase agreement that will allow and require the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, through the Kern County Water Agency. The aggregate purchase price was $18,700,000 and was paid one-half in cash and one-half in shares of Company Common Stock. The number of shares of Common Stock delivered was determined based on the volume weighted average price of Common Stock for the ten trading days that ended two days prior to closing, which calculated to be 251,876 shares of Common Stock.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2017 was $717 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2018 purchase cost of $738 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2017, SWP allocations were 85% of contract levels, and WRMWSD was able to supply us with water from various sources that when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from other sources, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 20% preliminary SWP water allocation has been made by the DWR for 2018. The current 20% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs.
All SWP water contracts require annual payments related to the fixed and variable costs of the SWP and each water district, whether or not water is used or available. WRMWSD and TCWD contracts also establish a lien on benefited land.
Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor and support current agricultural operations. Ground water in the Antelope Valley Basin is the subject of litigation. See Item 3, “Legal Proceedings” for additional information about this litigation. Please refer to "Note 14 (Commitments and Contingencies)" for further discussion.
A new development with respect to groundwater is the Sustainable Groundwater Management Act, or SGMA, which became effective January 1, 2015. For the water districts in which the Company participates in the San Joaquin Valley, Groundwater Sustainability Plans are to be developed by 2020. Through these plans it will have to be demonstrated to the satisfaction of the Department of Water Resources, that the basins are "sustainable" and in balance by 2040, which could ultimately lead to restrictions on the use of groundwater. The Company's lands are located in the White Wolf Basin, which is a basin that is currently not over-drafted, so there is no anticipation at this time of any restriction related to manageable uses of ground water. However, the Company's lands are in relatively good condition because of the diverse inventory of surface water supplies and banked water that the Company has access to as mentioned above.
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

Historic SWP restrictions on the right to use agricultural water entitlement for municipal purposes were removed in 1995. For this purpose, “municipal” use includes residential and industrial use. Therefore, although only 2,000 of TCWD's 5,749 acre-feet of entitlement are labeled for municipal use, there is no practical restriction on TCWD's ability to deliver the remaining water to residential or commercial/industrial developments.
Other Activities
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has $65,000,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East. During 2016, we received $6,155,000 in reimbursement from the East CFD bonds.
In 2017 and 2016, we paid $2,578,000 and $2,585,000 in special taxes related to the CFDs. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2018 of $2,570,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2017.
ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in various legal matters arising out of its operations in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company.
For a discussion of legal proceedings, see Note 14 (Commitments and Contingencies) of the Notes to the Consolidated Financial Statements.
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, for each calendar quarter during the last two years:

	2017		2016
Quarter	High	Low	High	Low
First	$26.04	$20.58	$21.58	$16.85
Second	$24.18	$19.90	$24.90	$19.50
Third	$21.94	$19.67	$26.99	$22.00
Fourth	$22.81	$18.59	$27.99	$21.13
As of February 28, 2018, there were 374 registered owners of record of our Common Stock.
No cash dividends were paid in 2017 or 2016 and at this time there is no intention of paying cash dividends in the future.
On October 13, 2014, the Tejon Ranchcorp, a subsidiary of the Company, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note. This credit facility contains customary negative covenants that limit the ability of the Company to, among other things, pay dividends or repurchase stock to the extent that immediately following any such dividend or repurchase of stock, total liabilities divided by tangible net worth (Stockholders Equity) is not greater than 0.75 to 1.0.
For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.
The annual stockholder performance graph will be provided separately in our annual report to stockholders.
ITEM 6.     SELECTED FINANCIAL DATA

	2017	2016	2015	2014	2013
Total revenues from operations, including interest and other income	$36,272	$47,236	$52,056	$52,291	$46,345
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	$(6,929)	$(6,247)	$(2,287)	$3,165	$2,183
Equity in earnings of unconsolidated joint ventures	$4,227	$7,098	$6,324	$5,294	$4,006
Net (loss) income	$(1,579)	$515	$2,912	$5,762	$4,103
Net (loss) income attributable to noncontrolling interests	$(24)	$(43)	$(38)	$107	$(62)
Net (loss) income attributable to common stockholders	$(1,555)	$558	$2,950	$5,655	$4,165

Total assets	$518,199	$439,701	$431,919	$431,923	$342,879
Long-term debt	$69,959	$73,867	$74,215	$74,459	$4,693
Equity	$426,810	$334,467	$331,308	$324,333	$320,187
Net (loss) income attributable to common stockholders per share, diluted	$(0.07)	$0.03	$0.14	$0.27	$0.20

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Our commercial/industrial real estate development segment generates revenues from building, land lease activities, and land and building sales. The primary commercial/industrial development is TRCC. The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. Within our resort/residential segment, the three active mixed use master plan developments are MV, Centennial, and Grapevine. Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement and sales of water. The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios. Lastly, the ranch operation segment consists of game management revenues and ancillary land uses such as grazing leases and filming.
Financial Highlights
For 2017, net loss attributable to common stockholders was $1,555,000 compared to net income attributed to common stockholders of $558,000 in 2016. Factors driving the change include: a decline in farming revenues of $2,214,000 resulting from a decline in pistachio production in excess of 2,200,000 pounds, a decline in mineral resource revenues of $8,170,000 resulting from decreased sales opportunities for water in 2017 when compared to 2016, and a decrease in income from unconsolidated joint ventures of $2,871,000. From an expense perspective, expenses decreased $10,282,000 as a result of reduced water sales and our staff rightsizing initiatives.

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
For the year ended December 31, 2017 we had no material lease renewals.
During 2018, we will continue to invest funds toward the achievement of entitlements, permits, and maps for our land and for master project infrastructure and vertical development within our active commercial and industrial development. Securing entitlements for our land is a long, arduous process that can take several years and often involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon, among other factors, commodity prices, production within our farming segment, and the timing of sales of land and the leasing of land within our industrial developments.
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
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, stock compensation, our future ability to utilize deferred tax assets, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
For a discussion of implementation of Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers (Topic 606),” see Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements.
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
Allocation of Costs Related to Land Sales and Leases – When we sell or lease land within one of our real estate developments, as we are currently doing within TRCC, and we have not completed all infrastructure development related to the total project, we follow ASC 976 to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, we use estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market and costs of construction change.
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
We currently operate in five segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. At this time, there are no assets within any of our segments that we believe are in danger of being impaired due to market conditions.
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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2017, the weighted-average actuarial assumption of the Company’s defined benefit plan consisted of a discount rate of 3.7% and a long-term rate of return on plan assets of 7.5%. For the years beginning with 2017, there are no assumed salary increase factors included in the plan assumptions due to the plan being amended to freeze future benefits. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50-basis point change in the discount rate used, our projected benefit obligation would change approximately $800,000.
Stock-Based Compensation - We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans include both restricted stock units and restricted stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2017 financial statements do not reflect any compensation expenses for stock options. All stock options issued in the past have been exercised or forfeited.
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
See Note 11, (Stock Compensation - Restricted Stock and Performance Share Grants), of the Notes to Consolidated Financial Statement for total 2017 stock compensation expense related to stock grants.

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
Real Estate – Commercial/Industrial
During 2017, commercial/industrial segment revenues decreased $35,000, or 0%, when compared to 2016. The Pastoria lease revenues increased $242,000, or 7%, when compared to 2016, we also experienced an increase of $366,000, or 18%, in leasing revenues within TRCC. These increases were offset by a decrease in commercial lease revenues of $354,000, or 22%, as a result of the sale in 2016 of an investment asset. During 2017, we satisfied our performance obligation relating to the land sale which occurred in 2016 and recognized the remaining deferred revenue in 2017.
Commercial/industrial real estate segment expenses decreased $571,000, or 8%, from $7,100,000 in 2016 to $6,529,000 during 2017. During 2017, payroll, overhead, and bonuses decreased $269,000 as a result of our staff right sizing. Also contributing to the decrease were reductions in professional services and repairs and maintenance costs of $149,000 and $153,000 respectively.
During 2016, commercial/industrial segment revenues increased $1,166,000, or 14% when compared to 2015. In October 2016, we sold unimproved real property located at TRCC-East for $1,193,000. We recognized $710,000 of the revenues in 2016 and recognized the remainder during the first half of 2017 upon completion of the performance obligations. Also in 2016, we placed into service a multi-tenant building leased to Baja Fresh and Habit Burger increasing lease revenue by $266,000. Lastly, we recognized additional leasing revenues of $48,000 from Starbucks and Pieology given that they were not placed into service until the latter part of the second quarter of 2015.
Commercial/industrial real estate segment expenses were $7,100,000 during 2016, an increase of $406,000, or 6%, compared to the same period in 2015. During 2016, there were increases in professional services and repairs and maintenance of $126,000 and $108,000, respectively. Additionally, the basis in the land sold was $95,000.

The logistics operators currently located within TRCC have demonstrated success in serving all of California and the western region of the United States, and we are building from their success in our marketing efforts. We will continue to focus our marketing strategy for TRCC-East and TRCC-West on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our strategy fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment. We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company, in 2017, completed development of a 480,480 square foot, state-of-the-art distribution facility with Majestic Realty Co. The Company and Majestic Realty Co. are in the process of fully leasing this industrial building.
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
During 2017, vacancy rates in the Inland Empire approximated 3.7%, the lowest vacancy rate ever recorded in the Inland Empire. Vacancy is at an all-time low and further declines will be hard to achieve. This is especially true given that 26.1 million square feet remains in the construction pipeline. The low vacancy rates have also led to an increase in lease rates of 7.7% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During 2017, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, approximated 1.7%. This industrial market continues to see available supply remain at extremely low levels, and while new construction has recently been at higher levels, it still has not been enough to keep pace with strong demand, resulting in vacancy remaining at all-time lows and rental rates still rising rapidly. Demand for industrial space in this market will continue to be driven by domestic and global consumption levels. In 2017, the Los Angeles and Long Beach Port container traffic recorded its highest container total ever with 16.89 million Twenty-Foot Equivalent Units, or TEU's, up 8% from 2016 and 7% higher than its second highest year during 2006. TEU is a measure of a ship's cargo carrying capacity. The dimensions of one TEU are equal to that of a standard shipping container measuring 20 feet long by 8 feet tall.
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
Real Estate – Resort/Residential
In 2017, resort/residential segment expenses increased $325,000 primarily due to reduced capitalization of payroll and overhead costs that in the prior years were identified to be incremental to our mixed use master plan development projects. We are in the preliminary stages of development, hence no revenues are attributed to this segment.
In 2016, resort/residential segment expenses declined $719,000 primarily due to additional capitalization of payroll and overhead costs of $475,000 that were identified to be incremental to our master plan development projects. In addition, there were decreases in professional service and fees of $261,000.

Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering and conservation activities. We have three major resort/residential communities within this segment: Centennial, Grapevine, and MV.

•
For Centennial, Los Angeles County is currently reviewing the EIR, the responses will become part of the Final Environmental Impact Report that will be considered first by the Los Angeles County Regional Planning Commission tentatively in April 2018 and later by the Board of Supervisors.

•
For Grapevine, we are working with Kern County to defend litigation related to the approved EIR. The entire litigation and permitting process will take several years and the investment of several million dollars to successfully complete.

•
For MV, we have a fully permitted and entitled project and received approval of a Tentative Tract Map for our first phases of development in December 2017. The timing of MV development in the coming years will be dependent on the strength of both the economy and the second home real estate market. In moving the project forward, we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans as well as defining the capital funding sources for this development.

The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue forward with entitlement and permitting activities for the above communities and continue to meet our obligations under the Conservation Agreement. We expect these expenses to remain consistent with current years cost in the near term and only begin to increase as we move into the development phase of each project in the future. The actual timing and completion of entitlement-related activities and the beginning of development is difficult to predict due to the uncertainties of the approval process, the possibility of litigation upon approval of our entitlements in the future, and the status of the economy. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.
We are continuously monitoring the markets in order to identify the appropriate time in the future to begin infrastructure improvements and lot sales. Our long-term business plan of developing the communities of MV, Centennial, and Grapevine remains unchanged. As the California economy continues to improve we believe the perception of land values will also begin to improve and the long-term fundamentals that support housing demand in our region, primarily California population growth and household formation will also improve. California also has a significant documented housing shortage, which we believe our communities will help ease as the population base within California continues to grow.
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.

Mineral Resources

	2017	2016	2015
Oil and gas
Oil production (barrels)	263,000	301,000	445,000
Average price per barrel	$45.00	$37.00	$45.00
Blended royalty rate	13.7%	13.7%	13.7%
Natural gas production (millions of cubic feet)	209,000	238,000	315,000
Average price per thousand cubic feet	$0.74	$0.56	$1.58
Blended royalty rate	14.5%	14.4%	14.1%

Water
Water sold in acre-feet	939	7,285	7,922
Average price per acre-feet	$1,181	$1,317	$1,284

Cement
Tons sold	1,063,000	909,000	961,000
Average price per ton	$1.52	$1.41	$1.31

Rock/Aggregate
Tons sold	1,222,000	1,397,000	1,181,000
Average price per ton	$0.88	$0.85	$0.73
2017 Operational Highlights:

•
Revenues from our mineral resources segment decreased $8,170,000, or 58%, to $5,983,000 in 2017 compared to $14,153,000 in 2016. During the 2016/2017 winter, California experienced above normal rain fall and snow levels, resulting in a reduction in water market activity throughout the state adversely impacting water sales opportunities.

This resulted in an $8,347,000 decline in water sales. The reduced water sales accordingly decreased mineral resources expenses associated with the cost of sales of water by $4,832,000. California has historically experienced decades-long droughts, the rain falls in 2017 do not appear to be repeating in 2018, which leads some to believe the drought may be returning, suggesting water opportunities in 2018 can see improvements. This also lends itself to a volatile water market that can change from year-to-year based on rain and snow levels.

•
We experienced improvements in cement production as a result of increased demand and pricing during 2017 compared to 2016. The improvement in shipments is due to an increase in road construction activity as compared to the prior years.

•
Despite falling production, we experienced improvements for oil and gas royalties as a result of improved oil prices. Please refer to above table for current and historical production volume and pricing.

2016 Operational Highlights:

•
Revenues decreased $963,000, or 6%, to $14,153,000 in 2016 compared to $15,116,000 in 2015. The decrease is primarily due to a $1,112,000 decrease in oil royalty revenues driven by lower average prices for a barrel of oil, which then led to declines in production.

•
Also in 2016, we sold 7,285 acre-feet of water compared to 7,922 acre-feet in 2015 reducing water revenues by $570,000. Offsetting those amounts were improvements in cement, sand, and rock royalties of $330,000 and reimbursable costs and other of $364,000.

•
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
Although oil prices improved during the fourth quarter of 2017 and throughout the early part of 2018, we expect our largest tenant, California Resources Corporation, or CRC, to continue its program of producing from current active wells at lower levels with no near-term intent to begin new drilling programs until oil prices stabilize at the current higher levels. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled. During 2017, CRC executed a new exploration lease with us covering 1,524 acres. With the overall improvement in prices, we could see an improvement in royalty revenue. Thus far in 2018, oil prices have improved and are within 5% of West Texas Intermediate pricing.
Since we only receive royalties based on tenant production and market prices and do not produce oil, we do not have information as to the potential size of oil reserves.
Our royalty revenues are contractually defined and based on a percentage of production and are received in cash. Royalty revenues fluctuate based on changes in market price for oil, gas, rock and aggregate, and Portland cement. In addition, royalty revenue is impacted by new production, the inevitable decline in production in existing wells, and rock and limestone quarries, and the cost of development and production.

Farming

	December 31, 2017			December 31, 2016			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold	Average Price
ALMONDS (lbs.)
Current year crop	$5,221	2,033	$2.57	$5,282	2,106	$2.51	$(61)	(73)	$0.06
Prior year crops	729	315	$2.31	1,363	454	3.00	(634)	(139)	(0.69)
Prior crop price adjustment	352			653			(301)
Signing bonus	25			75			(50)
Subtotal Almonds[1]	$6,327	2,348	$2.53	$7,373	2,560	$2.60	$(1,046)	(212)	$(0.07)
PISTACHIOS (lbs.)
Current year crop	$1,288	643	$2.00	$5,844	2,883	$2.03	$(4,556)	(2,240)	$(0.03)
Prior year crops	1,007	247	4.08	274	47	5.83	733	200	(1.75)
Prior crop price adjustment	1,452			81			1,371
Crop Insurance	776			—			776
Subtotal Pistachios[1]	$4,523	890	$2.58	$6,199	2,930	$2.09	$(1,676)	(2,040)	$0.49
WINE GRAPES (tons)
Current year crop	$4,131	15	$275.40	$3,725	14	$266.07	$406	1	$9.33
Crop Insurance	—			$19			(19)
Subtotal Wine Grapes	$4,131	15	$275.40	$3,744	14	$266.07	$387	1	$9.33
Other
Hay	$456			$520			$(64)
Other farming revenues	997			812			185
Total farming revenues	$16,434			$18,648			$(2,214)

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.

2017 Operational Highlights:

•
During 2017, farming revenues decreased $2,214,000 from $18,648,000 in 2016 to $16,434,000 in 2017. When compared to 2016, pistachio revenues decreased $1,676,000. In comparison to 2016, which was a near record year in terms of yield, fiscal 2017 was an alternate down bearing year for pistachios. Additionally, the warm winter reduced the number of hours the trees were dormant. We experienced similarly low yields in 2015 as a result of the mild 2015 winter. The Company purchases crop insurance to mitigate weather-related reductions in crop production which mitigated $776,000 of total crop costs.

•
Almond revenues decreased $1,046,000 as a result of both commodity pricing and overall units sold. Given the timing of 2017 crop sales management will carryforward 472,541 pounds to sell in future periods. In comparison, the Company carried forward 338,845 pounds in 2017.

•
Farming expenses decreased $2,472,000, or 13% during 2017 compared to 2016. In 2017, we had reduced water costs of $1,584,000 when compared to 2016. The decrease is attributed to heavy rains during the 2017 winter along with credits received from the local water district, through the State Water Project. Despite the reduced revenues discussed above, reduced water and farming costs increased farm operating profits by $258,000 when compared to 2016.

•	We experienced reduced cost of sales for our wine grapes and almonds of $342,000 and $751,000, respectively, as a result of reduced cultural costs largely tied to lower weed and pest control costs.

	December 31, 2016			December 31, 2015			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold	Average Price
ALMONDS (lbs.)
Current year crop	$5,282	2,106	$2.51	$7,377	2,210	$3.34	$(2,095)	(104)	$(0.83)
Prior year crops	1,363	454	3.00	3,601	916	$3.93	(2,238)	(462)	(0.93)
Prior crop price adjustment	653			1,260			(607)
Signing bonus	75			—			75
Subtotal Almonds[1]	$7,373	2,560	$2.60	$12,238	3,126	$3.51	$(4,865)	(566)	$(0.91)
PISTACHIOS (lbs.)
Current year crop	$5,844	2,883	$2.03	$183	64	$2.86	$5,661	2,819	$(0.83)
Prior year crops	274	47	5.83	1,271	214	5.94	(997)	(167)	(0.11)
Prior crop price adjustment	81			2,271			(2,190)
Insurance	—			2,700			(2,700)
Subtotal Pistachios[1]	$6,199	2,930	$2.09	$6,425	278	$5.23	$(226)	2,652	$(3.14)
WINE GRAPES (tons)
Current year crop	$3,725	14	$266.07	$4,338	16	$271.13	$(613)	(2)	$(5.06)
Insurance	19			—			19
Subtotal Wine Grapes	$3,744	14	$266.07	$4,338	16	$271.13	$(594)	(2)	$(5.06)
Other
Hay	$520			$749			$(229)
Other farming revenues	812			86			726
Total farming revenues	$18,648			$23,836			$(5,188)

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.
2016 Operational Highlights:

•	During 2016, farming revenues decreased by $5,188,000 from $23,836,000 in 2015 to $18,648,000 in 2016.

•
An overall reduction in market price for 2016-year almonds along with management's decision to sell more crops in 2015, taking advantage of higher prices, reduced almond revenues by $4,865,000. In 2016, the California almond industry had strong yields, driving prices downward.

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

•	Improvement in other revenues is driven by a new farm land lease and recoverable costs related to the lease.

•
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

Thus far in 2018, the prices for our crops, especially almonds and pistachios, remain consistent with 2017 levels. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can depress prices. Our long-term projection is that crop production, especially of almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production.
An unknown factor related to future statewide production and the continuation of new plantings will be how new state ground water management laws impact the amount of farming land in production over the next five to ten years, which could eventually reduce production. The rains and snow of 2018 are not expected to significantly impact the ground water basins within the Central Valley of California, and therefore could lead to a reduction in crop production. We are less impacted due to our water sources and the ground water basin we are in. We have had a relatively mild winter thus far, which could possibly impact our almond and pistachio production due to a low level of dormant hours. Dormant hours allow the trees to rest, which enhances the growth of the tree and production. It is too early to project 2018 crop yields and what impact that may have on prices later in 2018.
Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2018. Please see our discussion on water in Item 2, "Properties - Water Operations."
The DWR announced its 2018 estimated water supply delivery at 20% of full entitlement. The current 20% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in should allow us to have sufficient water for our farming needs. See Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
For further discussion of the farming operations, refer to Item 1 “Business—Farming Operations.”
Ranch Operations
Revenues from ranch operations increased $499,000 from $3,338,000 in 2016 to $3,837,000 in 2017. When compared to 2016, we experienced an increase in grazing leases of $490,000 due to the fact that a drought clause was in effect during the 2016 drought.
Ranch operations expenses decreased $323,000 to $5,411,000 in 2017 from $5,734,000 in 2016. The decrease is attributed to reduced payroll, overhead, and incentive based compensation of $119,000 primarily a result of a staff rightsizing. The segment also saw a decrease in repairs and maintenance costs of $106,000.
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
Other Income
Total other income decreased $1,044,000 to $615,000, or 63%, during 2017 from $1,659,000 in 2016. The change resulted from the fact that in November 2016, we sold building and land located in Rancho Santa Fe, California for $4,700,000, recognizing a gain of $1,044,000.
Total other income increased $750,000 to $1,659,000, or 83%, during 2016 from $909,000 in 2015, primarily as a result of the gain from the Rancho Santa Fe sale of $1,044,000. Offsetting the gain from Rancho Santa Fe, California is a reduction of interest and other income of $294,000.
Corporate Expenses
Corporate general and administrative costs decreased $2,409,000, or 19%, during 2017 when compared to 2016. In 2017, we had a reduction in payroll, overhead, and incentive based compensation (both share-based and cash bonus) of $1,603,000 which was primarily a result of a staff rightsizing that occurred during the second quarter of 2017. We also benefited from savings of $924,000 as a result of reduced legal and information technology related professional services costs.
Corporate general and administrative costs decreased $258,000, or 2%, during 2016 when compared to 2015. In 2016, we did not recognize a one-time-non-cash pension settlement charge of $536,000 as we did in 2015, as a result of lump sum payment to retired former employees. which is discussed below. In addition, personnel levels decreased resulting in decreased payroll and salaries of $415,000. Offsetting the decreases include an increase in stock compensation of $532,000 resulting from meeting performance milestones and issuing new performance grants.
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
During 2017, equity in earnings from unconsolidated joint ventures decreased $2,871,000 to $4,227,000 when compared to $7,098,000 in 2016.

•
There was a $995,000 decrease in our share of earnings from our TA/Petro joint venture. The decline was driven by increased operating costs and depreciation associated with new offerings at TA/Petro, a one time charge of $200,000 related to a workers' compensation claim, and a decline in gas fuel margins.

•
There was a $989,000 decrease in our share of earnings from our TRCC/Rock Outlet joint venture. The decrease was attributable to write-off of tenant allowances and other leasing costs associated with lease terminations. The departing tenants have struggled nationally in recent years as a result of the retail slump and do not represent the overall performance of The Outlets at Tejon.

◦
During 2017, sales per occupied square foot increased 13% as compared to 2016 as a result of increased tour bus traffic and improved conversion rates from shoppers. The conversion rate is the percentage of users who take a desired action. Operationally, The Outlets at Tejon is continually identifying new and desirable tenants to better serve its target demographic.

◦
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

•
TRC-MRC 2, a joint venture which was formed during the third quarter of 2016, had an additional $839,000 loss as compared to 2016. The increase in loss was driven by non-cash GAAP losses stemming from purchase accounting adjustments, despite generating positive net operating income. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

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
Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as U.S. Tax Reform. U.S. Tax Reform makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (vii) creating a new limitation on deductible interest expense; (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (ix) modifying the officer’s compensation limitation.

The provision for income taxes for fiscal year 2017 includes a $54,000 estimated tax expense as a result of the revaluation of U.S. federal net deferred tax assets from 34% to 21% due to the enactment of U.S. Tax Reform. The final impact of U.S. Tax Reform may differ from these estimates, due to, among other things, changes in interpretations, analysis and assumptions made by management, additional guidance that may be issued by the U.S. Department of the Treasury and the Internal Revenue Service, and any updates or changes to estimates we have utilized to calculate the transition impact. Therefore, our accounting for the elements of U.S. Tax Reform is incomplete. However, we were able to make reasonable estimates of the effects of U.S. Tax Reform.
For the twelve months ended December 31, 2017, the Company incurred a net income tax benefit of $1,123,000 compared to a net income tax expense of $336,000 for the twelve months ended December 31, 2016. These represent effective income tax rates of approximately 42% and 39% for the twelve months ended December 31, 2017 and, 2016, respectively. Our effective income tax rate for the year ended December 31, 2017 was higher than the federal statutory rate in the United States primarily due to effects of recent tax law changes, state taxes, and other permanent differences. The effective tax rate was impacted by the aforementioned revaluation of net deferred assets related to the U.S. Tax Reform. As of December 31, 2017 and 2016 we had an income tax receivable of $1,804,000 and $468,000, respectively. For more detail, see Note 5, Income Taxes, of the Notes to Consolidated Financial Statements, included this Annual Report on Form 10-K.
As of December 31, 2017 (and after the aforementioned revaluation), we had net deferred tax assets of $1,562,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock grant expense. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made total income tax payments of $0 in 2017 and $$1,750,000 during 2016. The Company received refunds of $124,000 in 2017 and $615,000 in 2016.
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
On October 4, 2017, the Company commenced a rights offering to common shareholders whereby proceeds will be used to provide additional working capital for general corporate purposes, including to fund general infrastructure costs and the development of buildings at TRCC, to continue forward with entitlement and permitting programs for the Centennial and

Grapevine communities and costs related to the preparation of the development of MV. The rights offering concluded on October 27, 2017, with the Company raising $89,867,000, net of offering costs, from the sale of 5,000,000 shares at $18.00 per share.
Our cash and cash equivalents and marketable securities totaled approximately $90,975,000 at December 31, 2017, an increase of $63,042,000, or 226%, from the corresponding amount at the end of 2016.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2017	2016	2015
Operating activities	$9,830	$5,585	$16,968
Investing activities	$(68,214)	$(10,242)	$(12,661)
Financing activities	$77,233	$3,985	$(8,015)

Cash flows provided by operating activities are primarily dependent upon the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, distributions from joint ventures, the success of our crops and commodity prices within our mineral resource segment. During 2017, our operations provided $9,830,000 of cash primarily attributable to operating results from mineral resources, and commercial real estate activities. We also received a $7,200,000 distribution from our TA/Petro joint venture. Please refer to "Results of Operations by Segment" for further discussion on our operating results.
During 2016, our operations provided $5,585,000 of cash primarily attributable to operating results from mineral resources, and commercial real estate activities. We also received a $4,500,000 distribution from our TA/Petro joint venture. Please refer to "Results of Operations by Segment" for further discussion on our operating results.
During 2017, investing activities used $68,214,000. During 2017, we invested a portion of our proceeds from the rights offering, totaling $52,716,000, into marketable securities. We also had $21,709,000 in capital expenditures associated with real estate and farm crop development. Of the $21,709,000 we spent $5,462,000 on tentative tract maps for MV, $4,831,000, on entitlement, and land planning activities for Centennial, and $3,938,000 on litigation defense and permitting activities for the Grapevine project. At TRCC we used $4,638,000 on continued expansion and infrastructure related to Wheeler Ridge Road and indirect costs supporting all ongoing infrastructure projects, such as expansion of water treatment facilities. Our farming segment had cash outlays of $2,129,000 for developing new almond orchards and purchase of replacement farm equipment. Lastly, we purchased water through our annual water contracts, using $4,717,000. Offsetting our cash outlays were maturity of marketable securities of $8,126,000, and distributions from our joint venture partners of $3,114,000.
During 2016, investing activities used $10,242,000 of cash primarily as a result of $26,380,000 in real estate and equipment expenditures. Of the $26,380,000 we spent $5,253,000, $5,244,000, $5,516,000 on pre-development and entitlement costs on our Centennial, MV, and Grapevine projects, respectively. At TRCC we used $5,196,000 for supporting infrastructure projects. Our farming segment cash outlay was $2,006,000 for developing new almond crops and acquiring farm equipment. We invested $2,161,000 into our mineral resources division primarily to develop two new water wells. The remainder of the capital investments primarily relate to capital equipment used as part of our ranch operations and corporate segments. Outside of capital projects, we acquired $5,983,000 in marketable securities and contributed $2,000,000 to joint ventures with Majestic. Offsetting our cash outlays are maturities and sales of marketable securities of $11,750,000, distributions from our joint venture partners of $1,600,000, and reimbursements from TRPFFA for qualifying infrastructure projects of $6,155,000,
Our estimated capital investment for 2018 is primarily related to our real estate projects as it was in 2017. These estimated investments include approximately $8,110,000 of infrastructure development at TRCC-East and West to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. It is assumed we will invest up to $800,000 into the Majestic joint venture as equity for tenant improvement and lease-up purposes. We are also investing approximately $3,624,000 to begin development of new almond orchards and acquiring new farming equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to $18,462,000 for land planning, entitlement activities, litigation related to entitlement approvals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during 2018. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding entitlement efforts for Centennial, litigation and permitting activities for Grapevine, and final maps for MV. Our plans also include $6,224,000 for payment of annual water infrastructure and water related investments. We are also planning to potentially invest up to $300,000 in the normal replacement of operating equipment, such as ranch equipment, and updates to our information technology systems.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2017 and 2016, of $3,478,000 and $3,381,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $2,809,000 and $2,656,000 for the years ended December 31, 2017 and 2016, respectively. Expenditures for repairs and maintenance are expensed as incurred.
During 2017, financing activities provided $77,233,000 through the rights offering discussed previously. A portion of the proceeds from the Rights Offering were used to payoff $17,000,0000 outstanding on our line-of-credit.
During 2016, financing activities provided $3,985,000 through $20,700,000 in drawdowns from our line-of-credit offset by paydowns of $13,815,000 on our line-of-credit and long-term borrowings.
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
Capital Structure and Financial Condition
At December 31, 2017, total capitalization at book value was $496,630,000 consisting of $69,820,000 of debt, net of deferred financing costs, and $426,810,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 14.0%, representing a decrease when compared to the debt-to-total-capitalization ratio of 19.6% at December 31, 2016.
On October 13, 2014, the Company as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in MV as disclosed in the Current Report on Form 8-K filed on July 16, 2014. The Term Loan had a $66,046,000 balance as of December 31, 2017. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. The outstanding balance on the RLC was $0 and $7,700,000 as of December 31, 2017 and 2016, respectively.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. We utilize an interest rate swap agreement to hedge our exposure to variable interest rates associated with our term loan. The Term Loan required interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. TRC may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by TRC’s farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At December 31, 2017, we were in compliance with the financial covenants.
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
We also have a $4,750,000 promissory note agreement with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of December 31, 2017 is $3,695,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. In April 2016, we filed an updated shelf registration statement on Form S-3 that went effective in May 2016. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding need.
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
As noted above, at December 31, 2017, we had $90,975,000 in cash and securities and as of the filing date of this Form 10-K, we have $30,000,000 available on credit lines to meet any short-term liquidity needs.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2017, to be paid over the next five years:

	Payments Due by Period
($ in thousands)	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$261,992	$8,884	$18,218	$18,846	$216,044
Long-term debt	69,959	4,004	8,241	8,915	48,799
Interest on long-term debt	15,494	2,775	5,056	4,348	3,315
Cash contract commitments	7,500	5,291	1,138	—	1,071
Defined Benefit Plan	3,658	200	546	585	2,327
SERP	4,958	526	979	956	2,497
Tejon Ranch Conservancy	3,200	800	1,600	800	—
Financing fees	163	163	—	—	—
Total contractual obligations	$366,924	$22,643	$35,778	$34,450	$274,053
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
As discussed in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2017, we made pension contributions of $165,000 and it is projected that we will make a similar contribution in 2018.
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
Estimated water payments include the Nickel water contract, which obligates us to purchase 6,693 acre-feet of water annually through 2044 and SWP contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. Please refer to Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding water assets.
Our operating lease obligations are for office equipment, several vehicles, and a temporary trailer providing office space and average approximately $25,000 per month. At the present time, we do not have any capital lease obligations or purchase obligations outstanding.

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to the CFDs.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit	$4,921	$—	$4,921	$—	$—
Total other commercial commitments	$4,921	$—	$4,921	$—	$—
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
At December 31, 2017, aggregate outstanding debt of unconsolidated joint ventures was $114,272,000. We guarantee $98,993,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,279,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, and stock compensation expense. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

	Year-Ended December 31,
($ in thousands)	2017	2016	2015
Net (loss) income	$(1,579)	$515	$2,912
Net (loss) attributed to non-controlling interest	(24)	(43)	(38)
Interest, net
Consolidated interest income	(462)	(457)	(528)
Our share of interest expense from unconsolidated joint ventures	1,730	1,449	1,113
Total interest, net	1,268	992	585
Income tax (benefit) expense	(1,123)	336	1,125
Depreciation and amortization:
Consolidated	4,551	4,549	5,090
Our share of depreciation and amortization from unconsolidated joint ventures	5,419	3,630	2,878
Total depreciation and amortization	9,970	8,179	7,968
EBITDA	8,560	10,065	12,628
Stock compensation expense	3,552	4,585	3,757
Adjusted EBITDA	$12,112	$14,650	$16,385

Net operating income (NOI) is a non-GAAP financial measure calculated as operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expenses, interest expense, depreciation and amortization, and gain or loss on sales of real estate. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.

($ in thousands)	Year-Ended December 31,
Net operating income	2017	2016	2015
Pastoria Energy Facility	3,854	3,612	3,694
TRCC	1,447	1,327	1,346
Communication leases	799	795	788
Other commercial leases	618	817	758
Total Commercial/Industrial net operating income	6,718	6,551	6,586

	Year-Ended December 31,
($ in thousands)	2017	2016	2015
Commercial/Industrial operating income	$2,874	$2,338	$1,578
Plus: Commercial/Industrial depreciation and amortization	615	585	552
Plus: General, administrative and other expenses	5,570	6,084	6,011
Less: Other revenues including land sales	(2,341)	(2,456)	(1,522)
Total Commercial/Industrial net operating income	$6,718	$6,551	$6,619
The Company utilizes net operating income (NOI) of unconsolidated joint ventures as a measure of financial or operating performance that is not specifically defined by GAAP in the United States. We believe net operating income of unconsolidated joint ventures provides investors with additional information concerning operating performance of our unconsolidated joint ventures. We also use this measure internally to monitor the operating performance of our unconsolidated joint ventures. Our computation of this non-GAAP measure may not be the same as similar measures reported by other companies. This non-GAAP financial measure should not be considered as an alternative to net income as a measure of the operating performance of our unconsolidated joint ventures or to cash flows computed in accordance with GAAP as a measure of liquidity nor are they indicative of cash flows from operating and financial activities of our unconsolidated joint ventures.

The following schedule reconciles net income from unconsolidated joint ventures to net operating income of unconsolidated joint ventures.

	Year-Ended December 31,
($ in thousands)	2017	2016	2015
Net income of unconsolidated joint ventures	$6,371	$11,782	$10,523
Interest expense of unconsolidated joint ventures	3,364	2,757	2,135
Operating income of unconsolidated joint ventures	9,735	14,539	12,658
Depreciation and amortization of unconsolidated joint ventures	10,361	6,832	5,425
Net operating income of unconsolidated joint ventures	$20,096	$21,371	$18,083

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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one for $66,046,000 that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The outstanding balance on the second term loan is $3,695,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the new loan.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2017
(In thousands except percentage data)

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets:
Marketable securities	$20,227	$30,315	$20,420	$36	$68	$—	$71,066	$70,868
Weighted average interest rate	1.61%	1.83%	2.02%	—%	—%	—%	1.83%
Liabilities:
Long-term debt ($4.75M note)	$277	$289	$302	$315	$328	$2,184	$3,695	$3,695
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$3,563	$3,715	$3,881	$4,051	$4,221	$46,615	$66,046	$66,046
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$163	$55	$—	$—	$—	$—	$218	$218
Weighted average interest rate	3.35%	3.35%	—%	—%	—%	—%	3.35%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2016
(In thousands except percentage data)

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets:
Marketable securities	$6,979	$13,787	$6,007	$—	$—	$—	$26,773	$26,675
Weighted average interest rate	1.32%	1.59%	1.73%	—%	—%	—%	1.55%
Liabilities:
Revolving line of credit	$7,700	$—	$—	$—	$—	$—	$7,700	$7,700
Weighted average interest rate	2.26%	—%	—%	—%	—%	—%	—%
Long-term debt ($4.75M note)	$266	$277	$289	$302	$315	$2,512	$3,961	$3,961
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$3,393	$3,563	$3,715	$3,881	$4,051	$50,836	$69,439	$69,439
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$195	$218	$54	$—	$—	$—	$467	$467
Weighted average interest rate	3.35%	3.35%	3.35%	—%	—%	—%	3.35%
Our risk with regard to fluctuations in interest rates has decreased slightly related to marketable securities since these balances have decreased compared to the prior year.
Commodity Price Exposure
As of December 31, 2017, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2017 and 2016 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $7,608,000 of accounts receivable outstanding at December 31, 2017, $3,670,000, or 48%, is at risk to changing prices. Of the amount at risk to changing prices, $747,000 is attributable to pistachios, and $2,716,000 is attributable to almonds.
The price estimated for recording accounts receivable for pistachios recorded at December 31, 2017 was $2.00 per pound, as compared to $2.03 per pound at December 31, 2016. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $40.20. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.88 to $4.25. With respect to almonds, the price estimated for recording the receivable was $2.57 per pound, as compared to $2.51 per pound at December 31, 2016. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $54. The range of final prices over the last three years for almonds has ranged from $2.51 to $3.97 per pound.
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
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of the Registrant.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2018 Annual Meeting of Stockholders and will be found under the captions "The Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics and Corporate Governance Guidelines," and "Corporate Governance Matters."
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2018 Annual Meeting of Stockholders and will be found under the captions "Compensation Discussion and Analysis," and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2018 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."

(b)	Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2017 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2017, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.
Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	536,860	Final price determined at time of vesting	826,886

* The Company does not use equity compensation plans that have not been approved by the security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2018 Annual Meeting of Stockholders and will be found under the captions "Related Person Transactions" and "Corporate Governance Matters."
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2018 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm."

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	67
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	68
		Report of Independent Registered Public Accounting Firm	69
	1.2	Consolidated Balance Sheets – Years Ended December 31, 2017 and 2016	70
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2017, 2016 and 2015	71
	1.4	Consolidated Statement of Comprehensive (Loss) Income - Years Ended December 31, 2017, 2016 and 2015	72
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2017, 2016 and 2015	73
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016 and 2015	74
	1.7	Notes to Consolidated Financial Statements	75
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1

	3.2	Amended and Restated Bylaws	FN 2

	4.1	Form of First Additional Investment Right	FN 3

	4.2	Form of Second Additional Investment Right	FN 4

	4.3	Registration and Reimbursement Agreement	FN 5

	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6

	10.7	*Severance Agreement	FN 7

	10.8	*Director Compensation Plan	FN 7

	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 10

10.15	Form of Securities Purchase Agreement	FN 11

10.16	Form of Registration Rights Agreement	FN 12

10.17	*2004 Stock Incentive Program	FN 13

10.18	*Form of Restricted Stock Agreement for Directors	FN 13

10.19	*Form of Restricted Stock Unit Agreement	FN 13

10.23	Tejon Mountain Village LLC Operating Agreement	FN 14

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15

10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18

10.28	Warrant Agreement	FN 19

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 21

10.31	Amended and Restated Credit Agreement	FN 22

10.32	Term Note	FN 22

10.33	Revolving Line of Credit	FN 22

10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24

10.36	*Separation Agreement - Gregory J. Tobias	FN 25

10.37	Limited Liability Agreement of TRC-MRC 2, LLC	FN 26

10.38	Limited Liability Agreement of TRC-MRC 1, LLC	FN 27

10.39	Centennial Redemption and Withdrawal Agreement	FN 28

10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29

10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30

21	List of Subsidiaries of Registrant	Filed herewith

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith

23.2	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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
ITEM 16.     FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEJON RANCH CO.

March 12, 2018	BY:	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2018	BY:	/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 12, 2018	BY:	/s/ Robert D. Velasquez
Robert D. Velasquez
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Robert A. Alter Robert A. Alter	Director	March 12, 2018

/s/ Steven A. Betts Steven A. Betts	Director	March 12, 2018

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 12, 2018

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 12, 2018

/s/ Norman Metcalfe Norman Metcalfe	Director	March 12, 2018

/s/ Geoffrey Stack Geoffrey Stack	Director	March 12, 2018

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 12, 2018

/s/ Frederick C.Tuomi Frederick C. Tuomi	Director	March 12, 2018

/s/ Michael H. Winer Michael H. Winer	Director	March 12, 2018

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2017
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tejon Ranch Co. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tejon Ranch Co. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Tejon Ranch Co. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
March 12, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tejon Ranch Co. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 12, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1953
Los Angeles, California
March 12, 2018

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$20,107	$1,258
Marketable securities - available-for-sale	70,868	26,675
Accounts receivable	7,608	8,740
Inventories	2,469	3,084
Prepaid expenses and other current assets	2,849	3,107
Total current assets	103,901	42,864
Real estate and improvements - held for lease, net	19,115	20,026
Real estate development (includes $94,271 at December 31, 2017 and $89,381 at December 31, 2016, attributable to Centennial Founders, LLC, Note 17)	267,336	248,265
Property and equipment, net	45,332	46,034
Investments in unconsolidated joint ventures	30,031	33,803
Net investment in water assets	47,130	43,764
Deferred tax assets	1,562	2,282
Other assets	3,792	2,663
TOTAL ASSETS	$518,199	$439,701
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,545	$2,415
Accrued liabilities and other	1,810	3,188
Deferred income	1,118	1,529
Revolving line of credit	—	7,700
Current maturities of long-term debt	4,004	3,853
Total current liabilities	10,477	18,685
Long-term debt, less current portion	65,816	69,853
Long-term deferred gains	3,405	3,662
Other liabilities	11,691	13,034
Total liabilities	91,389	105,234
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 25,894,773 at December 31, 2017 and 20,810,301 at December 31, 2016	12,947	10,405
Additional paid-in capital	320,167	229,762
Accumulated other comprehensive loss	(5,264)	(6,239)
Retained earnings	70,392	71,947
Total Tejon Ranch Co. Stockholders’ Equity	398,242	305,875
Non-controlling interest	28,568	28,592
Total equity	426,810	334,467
TOTAL LIABILITIES AND EQUITY	$518,199	$439,701

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31

	2017	2016	2015
Revenues:
Real estate - commercial/industrial	$9,403	$9,438	$8,272
Mineral resources	5,983	14,153	15,116
Farming	16,434	18,648	23,836
Ranch operations	3,837	3,338	3,923
Total revenues	35,657	45,577	51,147
Costs and Expenses:
Real estate - commercial/industrial	6,529	7,100	6,694
Real estate - resort/residential	1,955	1,630	2,349
Mineral resources	2,964	7,796	7,396
Farming	16,201	18,673	18,984
Ranch operations	5,411	5,734	6,112
Corporate expenses	10,141	12,550	12,808
Total expenses	43,201	53,483	54,343
Operating loss	(7,544)	(7,906)	(3,196)
Other Income:
Gain on sale of real estate	—	1,044	—
Investment income	462	457	528
Other income	153	158	381
Total other income	615	1,659	909
Loss from operations before equity in earnings of unconsolidated joint ventures	(6,929)	(6,247)	(2,287)
Equity in earnings of unconsolidated joint ventures, net	4,227	7,098	6,324
(Loss) income before income taxes	(2,702)	851	4,037
Income tax (benefit) expense	(1,123)	336	1,125
Net (loss) income	(1,579)	515	2,912
Net loss attributable to non-controlling interest	(24)	(43)	(38)
Net (loss) income attributable to common stockholders	$(1,555)	$558	$2,950
Net (loss) income per share attributable to common stockholders, basic	$(0.07)	$0.03	$0.14
Net (loss) income per share attributable to common stockholders, diluted	$(0.07)	$0.03	$0.14

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
($ in thousands)

	Year Ended December 31
	2017	2016	2015
Net (loss) income	$(1,579)	$515	$2,912
Other comprehensive income/(loss):
Unrealized (loss) gain on available-for-sale securities	(100)	62	(188)
Benefit plan adjustments	404	(371)	(1,301)
Benefit plan reclassification for losses included in net income	—	—	536
SERP liability adjustments	328	214	234
Unrealized interest rate swap gains/(losses)	970	1,040	678
Other comprehensive income (loss) before taxes	1,602	945	(41)
Benefit (provision) for income taxes related to other comprehensive (loss) income items	(627)	(282)	38
Other comprehensive income (loss)	975	663	(3)
Comprehensive (loss) income	(604)	1,178	2,909
Comprehensive (loss) income attributable to non-controlling interests	(24)	(43)	(38)
Comprehensive (loss) income attributable to common stockholders	$(580)	$1,221	$2,947
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2014	20,636,478	$10,318	$212,763	$(6,899)	$68,439	$284,621	$39,712	$324,333
Net income	—	—	—	—	2,950	2,950	(38)	2,912
Other comprehensive income	—	—	—	(3)	—	(3)	—	(3)
Restricted stock issuance	85,584	43	(43)	—	—	—	—	—
Stock compensation	—	—	3,922	—	—	3,922	—	3,922
Shares withheld for taxes and tax benefit of vested shares	(33,908)	(17)	(904)	—	—	(921)	—	(921)
Warrants exercised	—	—	1,065	—	—	1,065	—	1,065
Balance, December 31, 2015	20,688,154	$10,344	$216,803	$(6,902)	$71,389	$291,634	$39,674	$331,308
Net income	—	—	—	—	558	558	(43)	515
Other comprehensive loss	—	—	—	663	—	663	—	663
Restricted stock issuance	200,240	100	(100)	—	—	—	—	—
Stock compensation	—	—	4,881	—	—	4,881	—	4,881
Shares withheld for taxes and tax benefit of vested shares	(78,093)	(39)	(2,861)	—	—	(2,900)	—	(2,900)
Centennial redemption of withdrawing member interest	—	—	11,039	—	—	11,039	(11,039)	—
Balance, December 31, 2016	20,810,301	$10,405	$229,762	$(6,239)	$71,947	$305,875	$28,592	$334,467
Net loss	—	—	—	—	(1,555)	(1,555)	(24)	(1,579)
Other comprehensive income	—	—	—	975	—	975	—	975
Restricted stock issuance	136,777	69	(70)	—	—	(1)	—	(1)
Stock compensation	—	—	4,107	—	—	4,107	—	4,107
Shares withheld for taxes and tax benefit for vested shares	(52,901)	(27)	(999)	—	—	(1,026)	—	(1,026)
Rights offering, net	5,000,596	2,500	87,367	—	—	89,867	—	89,867
Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2017	2016	2015
Operating Activities
Net (loss) income	$(1,579)	$515	$2,912
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,551	4,549	5,090
Amortization of premium/discount of marketable securities	298	434	555
Equity in earnings of unconsolidated joint ventures, net	(4,227)	(7,098)	(6,324)
Non-cash retirement plan expense	469	1,046	997
Loss (gain) on sale of real estate/assets	45	(1,183)	(95)
Deferred income taxes	66	1,939	(120)
Stock compensation expense	3,552	4,585	3,757
Excess tax benefit of stock-based compensation	107	—	—
Distribution of earnings from unconsolidated joint ventures	7,200	4,500	7,200
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	1,660	(1,603)	2,733
Current liabilities, net	(2,312)	(2,099)	263
Net cash provided by operating activities	9,830	5,585	16,968
Investing Activities
Maturities and sales of marketable securities	8,126	11,750	24,157
Funds invested in marketable securities	(52,716)	(5,983)	(15,574)
Real estate and equipment expenditures	(21,709)	(26,380)	(28,048)
Reimbursement proceeds from Communities Facilities District	—	6,155	4,971
Proceeds from sale of real estate/assets	—	4,616	796
Investment in unconsolidated joint ventures	(310)	(2,000)	(52)
Distribution of equity from unconsolidated joint ventures	3,114	1,600	1,100
Investments in long-term water assets	(4,717)	—	—
Other	(2)	—	(11)
Net cash used in investing activities	(68,214)	(10,242)	(12,661)
Financing Activities
Borrowings of line of credit	13,300	20,700	17,540
Repayments of line of credit	(21,000)	(13,000)	(24,390)
Repayments of long-term debt	(3,908)	(815)	(244)
Net proceeds from rights offering	89,867	—	—
Taxes on vested stock grants	(1,026)	(2,900)	(921)
Net cash provided by (used in) provided by financing activities	77,233	3,985	(8,015)
Increase (decrease) in cash and cash equivalents	18,849	(672)	(3,708)
Cash and cash equivalents at beginning of year	1,258	1,930	5,638
Cash and cash equivalents at end of year	$20,107	$1,258	$1,930
Supplemental cash flow information
Non cash capital contribution to unconsolidated joint venture	$1,339	$—	$—
Accrued capital expenditures included in current liabilities	$814	$652	$329
Capital expenditure financing arrangement	$—	$467	$—
Taxes paid (net of refunds)	$(124)	$1,135	$1,817
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and the accounts of all subsidiaries and investments in which a controlling interest is held by the Company. All intercompany transactions have been eliminated in consolidation. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.
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
Investments in Unconsolidated Joint Ventures
For joint ventures that the Company does not control, but over which it exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace the Company as manager, and/or to liquidate the venture. These ventures are recorded at cost and adjusted for equity in earnings (losses) and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is adjusted as the related underlying assets are depreciated, amortized, or sold. The Company generally allocates income and loss from an unconsolidated joint venture based on the venture's distribution priorities, which may be different from its stated ownership percentage.

The Company evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other than temporary," the Company reduces the investment to its estimated fair value.
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
Variable Interest Entity
We evaluate all of our interests in VIEs for consolidation. When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. A primary beneficiary is defined as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. We consider our variable interests as well as any variable interests of our related parties in making this determination. Where both of these factors are present, we are deemed to be the primary beneficiary and we consolidate the VIE. Where either one of these factors is not present, we are not the primary beneficiary and do not consolidate the VIE.

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
As of December 31, 2017 and 2016, we had one VIE consolidated in our financial statements see Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.
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
As of December 31, 2017 and 2016, the PEF power plant lease generated approximately 11% and 8% of our total revenues, respectively. We had no customers account for 5% or more of our revenues from operations in 2017.

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
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Our property and equipment and their respective estimated useful lives are as follow:

($ in thousands)	Useful Life	December 31, 2017	December 31, 2016
Vineyards and orchards	20	$52,667	$49,210
Machinery, furniture fixtures and other equipment	3 - 10	21,320	19,807
Buildings and improvements	10 - 27.5	8,850	8,828
Land and land improvements	15	7,822	7,456
Development in process		6,600	8,908
		97,259	94,209
Less: accumulated depreciation		(51,927)	(48,175)
		$45,332	$46,034
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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $1,804,000 in 2017, $734,000 in 2016, and $3,531,000 in 2015. The adjustment for 2017 includes $352,000 for almonds and $1,452,000 for pistachios. The adjustment for 2016 includes $653,000 for almonds and $81,000 for pistachios. The adjustment for 2015 includes $1,260,000 for almonds and $2,271,000 for pistachios.

The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2017, 2016, and 2015, no such withholding was mandated.
Common Stock Options and Grants
The Company accounts for stock incentive plans using the fair value method of accounting. The estimated fair value of the restricted stock grants and restricted stock units are expensed over the expected vesting period. For performance based grants the Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Periodically, the Company updates its estimates and reflects any changes to the estimate in the consolidated statements of operations.
Long-Lived Assets
On a quarterly basis, we review current activities and changes in the business conditions of all of our operating properties prior to and subsequent to the end of each quarter to determine the existence of any triggering events requiring an impairment analysis. If triggering events are identified, we review an estimate of the future undiscounted cash flows for the properties, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Long-lived assets to be held and used, including our rental properties, CIP, real estate held for development, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, CIP, real estate held for development, and intangibles, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.
In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2017 and 2016, management of the Company believes that none of its long-lived assets are impaired.
Sales of Real Estate
The Company recognizes revenue on sale of land when the sale is consummated, the buyer’s initial and continuing investment is adequate to demonstrate commitment to pay, any receivable obtained is not subject to future subordination, the usual risks and rewards of ownership are transferred, and the Company has no substantial continuing involvement with the property. For example, a land sale is considered consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. If the Company has a commitment to the buyer and that commitment is a specific dollar amount, this commitment is accrued and the gain on sale that the Company recognizes is reduced. If the Company has a construction commitment to the buyer, management makes an estimate of this commitment, defers a portion of the profit from the sale, and recognizes the deferred profit as or when the commitment is fulfilled.
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
Since the conservation easements generally do not impose any significant continuing performance obligations on the Company, revenue from conservation easement sales have been recognized when the following four criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured, which generally occurs in the period the sale has closed and consideration has been received.

Allocation of Costs Related to Land Sales and Leases
When the Company sells land within one of its real estate developments and has not completed all infrastructure development related to the total project, the Company estimates, at the time of sale, future costs of the development to determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, the Company uses estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market change and costs of construction change.
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
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2017 and 2016.
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
Recent Accounting Pronouncements
Financial Instruments
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-01, "Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values.

The ASU became effective for us on January 1, 2018. The ASU requires the use of the modified retrospective transition method, under which cumulative unrealized gains and losses related to equity investments with readily determinable fair values will be reclassified from accumulated other comprehensive income to retained earnings on January 1, 2018 upon adoption of this ASU. The guidance related to equity investments without readily determinable fair values will be applied prospectively to all investments that exist as of the date of adoption. We do not expect the adoption of this new ASU to have a material impact on our net income due to the Company's investment portfolio predominately being comprised of fixed income investments and not equity investments.

Lease Accounting
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
The ASU is effective for us no later than January 1, 2019, with early adoption permitted. The ASU requires us to identify lease and non-lease components of a lease agreement. This ASU will govern the recognition of revenue for lease components. Revenue related to non-lease components under our lease agreements will be subject to the new revenue recognition standard effective upon adoption of the new lease accounting standard. We expect to adopt the new lease accounting standard on January 1, 2019. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 “Revenue with Contracts from Customers (Topic 606).” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party.

The revenue recognition ASU became effective for us on January 1, 2018. Entities can use either a full retrospective or modified retrospective method to adopt this ASU. Under the full retrospective method, all periods presented will be restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 will be recorded to retained earnings as of January 1, 2016. Under the modified retrospective approach, prior periods are not restated to conform to the new standard. Instead, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Additionally, incremental footnote disclosures are required to present the 2018 revenues under the prior standard. Under the modified retrospective method, an entity may also elect to apply the standard to either (i) all contracts as of January 1, 2018, or (ii) only to contracts that are not completed as of January 1, 2018. We have elected to adopt the revenue recognition ASU using the full retrospective method.

Based on our evaluation of all contracts within scope, under existing accounting standards, and under the new revenue recognition ASU, we expect no significant differences in the amounts recognized or the pattern of recognition. Management does, however, expects the adoption of Topic 606 to impact the accounting for land sales in situations where the Company has continued involvement or performance obligations that are essential to the land sale. Current guidance requires the Company to recognize revenue from land sales with continued involvement using a percentage completion method based on total costs of the performance obligations. Upon the adoption of Topic 606, any future land sales with multiple performance obligations, the standard generally requires the Company to allocate the transaction price to the performance obligations in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis) not total costs.

During 2016, the Company sold a land parcel to a third party, under the terms of the purchase and sale agreement, the Company was obligated to complete specific infrastructure and landscaping adjacent to the land parcel, that were deemed essential to the third party. When applying the guidance under Topic 606, the purchase price allocated to the multiple performance obligations yielded a different result than when applying the current guidance.

2016 Impact:

Under the current guidance the Company recognized $710,000 and $615,000 of revenues and gain from sale of land, respectively. Under the Topic 606, the Company expects to recognize $1,112,000 and $1,017,000 of revenues and gain from sale of land, respectively

2017 Impact:

Under the current guidance the Company recognized $475,000 and $411,000 of revenues and gain from sale of land, respectively. Under the Topic 606, the Company will recognize $73,000 and $9,000 of revenues and gain from sale of land, respectively.

No other differences were noted during our evaluation.

Employee Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting." The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. Stock-based compensation excess tax benefits or deficiencies are now reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas previously they were recognized within additional paid-in-capital. On the Consolidated Statements of Cash Flows, excess tax benefits or deficiencies associated with stock compensation should be classified as an operating activity. We applied both amendments prospectively within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows recognizing excess tax deficiencies of $107,000. This change has no impact on total shareholders’ equity. The amendment also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity within the Consolidated Statements of Cash Flows. This approach is consistent with our existing policy and as such no changes were made to the Consolidated Statements of Cash Flows. Lastly, the ASU also allows for forfeitures to be recorded when they occur rather than estimated over the vesting period. However, we will continue to estimate forfeitures over the vesting period.

Allowance for Credit Losses

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

Joint Venture Distributions

In August 2016, the FASB issued an ASU that provides guidance on the classification in the statement of cash flows of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received from equity method investees: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash inflows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions will be classified based on the nature of the underlying activity that generated cash distributions. An entity may elect either the “cumulative earnings” or the “nature of the distribution” approach. An entity that elects the “nature of the distribution” approach but lacks the information to apply it will apply the “cumulative earnings” approach as an accounting change on a retrospective basis. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively (exceptions apply). We adopted this ASU on January 1, 2018, using the “cumulative earnings” approach. We previously presented distributions from our equity method investees utilizing the “cumulative earnings” approach; therefore, the adoption of this ASU will have no impact on our consolidated financial statements. During the year ended December 31, 2017, distributions received from our equity method investees aggregated $10,314,000, consisting of approximately $7,200,000 classified as a return on investment (cash flows from operating activities) and approximately $3,114,000 classified as a return of investment (cash flows from investing activities).
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

	Twelve Months Ended December 31,
	2017	2016	2015
Weighted average number of shares outstanding:
Common stock	21,677,981	20,737,903	20,665,792
Common stock equivalents-stock options, grants	40,409	46,839	71,879
Diluted shares outstanding	21,718,390	20,784,742	20,737,671
Rights Offering
On October 4, 2017, the Company commenced a rights offering to common shareholders whereby proceeds will be used to provide additional working capital for general corporate purposes, including to fund general infrastructure costs and the development of buildings at TRCC, to continue forward with entitlement and permitting programs for the Centennial and Grapevine communities and costs related to the preparation of the development of MV. The rights offering concluded on October 27, 2017, with the Company raising $89,867,000, net of offering costs, from the sale of 5,000,000 shares at $18.00 per share. For additional detail please refer to Form 8-K filed on October 30, 2017.

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

($ in thousands)		2017		2016
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$6,238	$6,222	$1,868	$1,863
with unrecognized losses for more than 12 months		102	100	—	—
with unrecognized gains		2,088	2,089	3,320	3,329
Total Certificates of deposit	Level 1	8,428	8,411	5,188	5,192
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		29,741	29,669	947	946
with unrecognized losses for more than 12 months		137	135	—	—
with unrecognized gains		152	153	857	859
Total U.S. Treasury and agency notes	Level 2	30,030	29,957	1,804	1,805
Corporate notes
with unrecognized losses for less than 12 months		18,230	18,159	11,658	11,592
with unrecognized losses for more than 12 months		2,804	2,788	1,053	1,042
with unrecognized gains		—	—	3,431	3,435
Total Corporate notes	Level 2	21,034	20,947	16,142	16,069
Municipal notes
with unrecognized losses for less than 12 months		10,298	10,288	2,556	2,526
with unrecognized losses for more than 12 months		999	987	271	269
with unrecognized gains		277	278	812	814
Total Municipal notes	Level 2	11,574	11,553	3,639	3,609

		$71,066	$70,868	$26,773	$26,675
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At December 31, 2017, the fair market value of investment securities was $198,000 below the cost basis of securities. The Company’s gross unrealized holding gains equal $2,000 and gross unrealized holding losses equal $200,000. The Company has determined that any unrealized losses in the portfolio are temporary as of December 31, 2017.
As of December 31, 2017, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects a decline in the market value of available-for-sale securities of $100,000, which includes estimated taxes of $35,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2017	2018	2019	2020	2021	Total
Certificates of deposit	$4,306	$2,311	$1,799	$—	$8,416
U.S. Treasury and agency notes	6,399	14,599	9,171	—	30,169
Corporate notes	7,954	6,430	6,450	—	20,834
Municipal notes	1,568	6,957	3,003	—	11,528
	$20,227	$30,297	$20,423	$—	$70,947

December 31, 2016	2017	2018	2019	2020	Total
Certificates of deposit	$531	$4,306	$324	$—	$5,161
U.S. Treasury and agency notes	1,234	444	142	—	1,820
Corporate notes	4,316	7,133	4,232	—	15,681
Municipal notes	840	1,688	1,075	—	3,603
	$6,921	$13,571	$5,773	$—	$26,265
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consist of the following at December 31:

($ in thousands)	2017	2016
Farming inventories	$2,012	$2,709
Other	457	375
	$2,469	$3,084
Farming inventories consist of costs incurred during the current year related to the next year’s crop, as well as any current year’s unsold product and farming chemicals.
5.     REAL ESTATE
Real estate consists of the following at December 31:

($ in thousands)	2017	2016
Real estate development
Mountain Village	$132,034	$126,096
Centennial	94,271	89,381
Grapevine	28,139	23,917
Tejon Ranch Commerce Center	12,892	8,871
Real estate development	267,336	248,265

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	21,123	21,643
Real estate and improvements - held for lease	21,123	21,643
Less accumulated depreciation	(2,008)	(1,617)
Real estate and improvements - held for lease, net	$19,115	$20,026
In January 2016, we completed construction of a multi-tenant commercial building located at TRCC-East. The multi-tenant building has a gross leasable area of 4,645 and is leased to Baja Fresh and Habit Burger.
In October 2016, we sold unimproved real property located at TRCC-East for $1,193,000 at a gain of $1,437,000.
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
We have also been purchasing water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK or has been placed in the Company's water bank. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired from DMB Pacific, or DMB, a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2017 was $717 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2018 purchase cost of $738 per acre-foot.
The water contracts purchased above will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Annual amortization for these contracts is $1,351,000 per year.
In 2017, we sold 939 acre-feet of water totaling $1,254,000 with a cost of $765,000, which cost is recorded in the mineral resources segment on the Consolidated Statements of Operations. In 2016, we sold 7,285 acre feet of water totaling $9,601,000 with a cost of $5,925,000, which cost is recorded in the mineral resources segment on the Consolidated Statements of Operations. In 2015, we sold 7,922 acre feet of water totaling $10,165,000 with a cost of $5,483,000, which cost is recorded in the mineral resources segment on the Consolidated Statements of Operations.
Costs assigned to water assets held for future use were as follows ($ in thousands):

	December 31, 2017	December 31, 2016
Banked water and water for future delivery	$5,220	$4,779
Transferable water	13,351	9,075
Total water held for future use at cost	$18,571	$13,854
Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows: ($ in thousands):

	December 31, 2017		December 31, 2016
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley Ridge water rights	$12,203	$(3,377)	$12,203	$(2,895)
Nickel water rights	18,740	(2,678)	18,740	(2,218)
Tulare Lake Basin water rights	5,857	(2,186)	5,857	(1,777)
	$36,800	$(8,241)	$36,800	$(6,890)
Net cost of purchased water contracts	28,559		29,910
Total cost water held for future use	18,571		13,854
Net investments in water assets	$47,130		$43,764

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources both recurring and one-time usage:

(in acre feet, unaudited)	December 31, 2017	December 31, 2016
Water held for future use
AVEK water bank	13,033	13,033
Company water bank	31,497	17,287
AVEK water for future delivery	—	2,362
Transferable water *	6,169	9,062
Total water held for future use	50,699	41,744
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	49,184	33,390
Total purchased water contracts	80,617	64,823
Total water held for future use and purchased water contracts	131,316	106,567
*of the 6,169 acre-feet of transferable water, 1,452 acre-feet will be returned by AVEK to the Company at a 1.5 to 1 factor giving the Company use of a total of 2,137 (1,452 X 1.5) acre-feet as of December 31, 2017.

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
7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	December 31, 2017	December 31, 2016
Accrued vacation	$824	$901
Accrued paid personal leave	494	590
Accrued bonus	126	1,346
Other	366	351
	$1,810	$3,188

8.     LINE-OF-CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	December 31, 2017	December 31, 2016
Revolving line-of-credit	$—	$7,700
Notes payable	69,741	73,400
Other borrowings	218	467
Total short-term and long-term debt	69,959	81,567
Less line-of-credit and current maturities of long-term debt	(4,004)	(11,553)
Less deferred loan costs	(139)	(161)
Long-term debt, less current portion	$65,816	$69,853
On October 13, 2014, the Company as borrower entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility adds a $70,000,000 term loan, or Term Loan to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. The Term Loan had a $66,046,000 balance as of December 31, 2017. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties.
The RLC had no outstanding balance at December 31, 2017 and an outstanding balance of $7,700,000 as of December 31, 2016. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At December 31, 2017 and 2016, we were in compliance with all financial covenants.
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
During the third quarter of 2013, we entered into a promissory note agreement with CMFG Life Insurance Company, to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note is $3,695,000. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
The following table summarizes our outstanding indebtedness and respective principal maturities as of December 31,

($ in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Term loan	$3,563	$3,715	$3,881	$4,051	$4,221	$46,615	$66,046
Promissory note	277	289	302	315	328	2,184	3,695
Other borrowings	163	55	—	—	—	—	218
Total long-term debt	$4,003	$4,059	$4,183	$4,366	$4,549	$48,799	$69,959
9.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	December 31, 2017	December 31, 2016
Pension liability (See Note 15)	$2,280	$2,931
Interest rate swap liability (See Note 10)	894	1,865
Supplemental executive retirement plan liability (See Note 15)	7,759	8,015
Other	758	223
	$11,691	$13,034
For the captions presented in the table above, please refer to the respective Notes to Consolidated Financial Statements for further detail.
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 8 (Line of Credit and Long-Term Debt) of the Notes to Consolidated Financial Statements. The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the year ended December 31, 2017, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of December 31, 2017, the fair values of our interest rate swap agreement aggregating a liability balance were classified in other liabilities based upon its respective fair value. We had the following outstanding interest rate swap agreement designated as cash flow hedges of interest rate risk as of December 31, 2017 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value as of 12/31/2017	Notional Amount as of 12/31/2017
October 15, 2014	October 5, 2024	Level 2	4.11%	$(894)	$66,046
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

The following is a summary of the Company's performance share grants with performance conditions for the year ended December 31, 2017:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	169,178
Target performance	387,886
Maximum performance	589,415
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve-month periods ended:

	December 31, 2017	December 31, 2016	December 31, 2015
Stock Grants Outstanding Beginning of the Year at Target Achievement	386,171	272,353	237,045
New Stock Grants/Additional shares due to achievement in excess of target	295,243	287,091	114,221
Vested Grants	(99,769)	(172,749)	(52,436)
Expired/Forfeited Grants	(44,785)	(524)	(26,477)
Stock Grants Outstanding at Target Achievement	536,860	386,171	272,353
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2017 was $5,514,000 and 24 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock.
The performance share grant approved by the Board in March 2014, included the modification of existing performance milestone grants totaling 133,890 restricted stock units and the issuance of new performance share grants totaling 89,837 restricted stock units. The restricted stock units of the modified existing performance milestone grants have been accounted for as probable-to-probable modification since the Company has determined that achieving the existing performance milestones was probable. The unamortized total cost relating to these probable-to-probable modified performance share grants is being recognized ratably over the new requisite service period. The impact of modifying the existing performance stock grants is an annual expense of $1,109,000 over the service period. The values for the 2014 performance grants, including the new milestone grants, are fixed at threshold, target and maximum performance values, meaning that the number of shares at vesting will vary depending on the stock price at that time. The total value for these grants at maximum performance is $5,702,000. During the second quarter of 2015, the 2014 performance milestone grants were modified to fix the number of shares to be received rather than have the number of shares to be issued at vesting float with the price of the stock, which converted the awards from liability awards to equity awards. As such, we reclassified $1,065,000 from other liabilities to equity. This resulted in a probable-to-probable modification and had no impact on earnings. In 2016, these milestone performance grants were met at levels above target and at target achievement levels.

The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan ($ in thousands):	December 31, 2017	December 31, 2016	December 31, 2015
Expensed	$2,889	$3,847	$2,989
Capitalized	555	296	165
	3,444	4,143	3,154
NDSI Plan	663	738	768
	$4,107	$4,881	$3,922
12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2017	2016	2015
Total (benefit) provision:	$(1,123)	$336	$1,125
Federal:
Current	(1,266)	(758)	1,521
Deferred	380	1,021	(682)
	(886)	263	839
State:
Current	(120)	(145)	585
Deferred	(117)	218	(299)
	(237)	73	286
	$(1,123)	$336	$1,125

The provision for income taxes for fiscal year 2017 includes a $54,000 estimated tax expense as a result of the revaluation of federal net deferred tax assets from 34% to 21% due to the impact of the enactment of U.S. Tax Reform. The final impact of U.S. Tax Reform may differ from these estimates, due to, among other things, changes in interpretations, analysis and assumptions made by management, additional guidance that may be issued by the U.S. Department of the Treasury and the Internal Revenue Service, and any updates or changes to estimates we have utilized to calculate the transition impact. Therefore, our accounting for the elements of U.S. Tax Reform is incomplete. However, we were able to make reasonable estimates of the effects of U.S. Tax Reform on a provisional basis.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate of 34% to income before provision for income taxes is as follows for the years ended December 31:

($ in thousands)	2017	2016	2015
Income tax at statutory rate	$(910)	$304	$1,360
State income taxes, net of Federal benefit	(161)	42	213
Oil and mineral depletion	(180)	(161)	(213)
Permanent differences	25	82	(92)
Excess stock compensation expense	107	—	—
Tax Reform adjustment	54	—	—
Other	(58)	69	(143)
(Benefit) provision for income taxes	$(1,123)	$336	$1,125
Effective tax rate	42.0%	37.6%	28.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

($ in thousands)	2017	2016
Deferred income tax assets:
Accrued expenses	$393	$561
Deferred revenues	209	654
Capitalization of costs	2,138	3,224
Pension adjustment	2,996	4,690
Stock grant expense	2,130	2,309
State deferred taxes	—	37
Book deferred gains	941	1,912
Joint venture allocations	1,025	932
Provision for additional capitalized costs	699	1,003
Interest rate swap	267	799
Other	423	41
Total deferred income tax assets	$11,221	$16,162
Deferred income tax liabilities:
Deferred gains	$32	$51
Depreciation	3,563	5,279
Cost of sales allocations	872	1,252
Joint venture allocations	3,972	5,389
Straight line rent	631	926
Prepaid expenses	132	323
State deferred taxes	322	470
Other	135	190
Total deferred income tax liabilities	$9,659	$13,880
Net deferred income tax asset	$1,562	$2,282
Allowance for deferred tax assets	—	—
Net deferred taxes	$1,562	$2,282
Due to the nature of our deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company made total federal and state income tax payments of $0 in 2017 and $1,750,000 during 2016. The Company received refunds of $124,000 and $615,000 in 2017 and 2016, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2017 and 2016 within the scope of ASC 740, "Income Taxes." Tax years from 2014 to 2016 and 2013 to 2016 remain available for examination by the Federal and California State taxing authorities, respectively.
13.     LEASES
The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 60 years. The Company generates income from commercial rents. The following is a summary of income from commercial rents included in real estate revenue as of December 31:

	2017	2016	2015
Base rent	$5,711,000	$5,613,000	$5,208,000
Percentage rent	$677,000	$495,000	$652,000

Future minimum rental income on commercial, communication and right-of-way on non-cancelable leases as of December 31, 2017:

2018	2019	2020	2021	2022	Thereafter
$5,715	$5,635	$5,555	$5,309	$5,113	$21,679
14.     COMMITMENTS AND CONTINGENCIES

The Company's land is subject to water contracts of which $8,884,000 is expected to be paid in 2018. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel Family, LLC, and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure related to the TRCC-West development. At December 31, 2017 there were no additional improvement funds remaining from the West CFD bonds and there are $7,768,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2017 and future years. During 2017, the Company paid approximately $2,578,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2017.

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
On October 21, 2016, the Central Delta petitioners and a new party, the Center for Food Safety (“CFS Petitioners”), filed a new lawsuit (the "CFS Petition") against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The new lawsuit challenges DWR’s (i) certification of the Revised EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. In response to a motion filed by the CFS Petitioners, on April 7, 2017 the Superior Court denied the CFS Petitioners’ motion to stay the Superior Court proceedings on the return to the 2014 Writ and CFS petition pending appeal. The Superior Court subsequently modified the 2014 Writ to authorize the KWBA to construct an additional 190 acres of recharge ponds within the KWB pending the court's consideration of DWR's return to the 2014 Writ and the petition in CFS vs DWR. On August 18, 2017 the Superior Court held a hearing on the return to the 2014 Writ and on the CFS Petition. On October 2, 2017 the Superior Court issued a ruling that the court shall deny the CFS Petition and shall discharge the 2014 Writ. CFS has appealed the Superior Court judgment denying the CFS Petition. DWR has moved the Court of Appeal to consolidate the CFS appeal with the pending appeals in the Central Delta case.
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
The action alleges that the County failed to properly follow the procedures and requirements of CEQA including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, traffic, water supply and hydrology, growth inducing impacts, failure to adequately consider project alternatives and to provide support for the County’s findings and statement of overriding considerations in adopting the EIR and failure to adequately describe the environmental setting and project description.  On December 6, 2017, the County served a responsive pleading answering petioners' allegations and denying that relief should be granted. Petitioners seek to invalidate the County's approval of the project, the environmental approvals and require the County to revise the environmental documentation. A case management conference was held on December 15, 2017, at which time the court ordered that the hearing on this matter be set for July 27, 2018.
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
Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. The Company in April 2017, froze the Benefit Plan as it relates to future benefit accruals for participants. The benefit accrual freeze resulted in an adjustment to the Benefit Plan, improving our other comprehensive loss position by $404,000.

The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2017	2016
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$9,905	$8,970
Service cost	15	223
Interest cost	386	406
Actuarial gain/assumption changes	1,505	378
Benefits paid	(124)	(50)
Settlements paid	(1,588)	(22)
Benefit obligation at end of year	$10,099	$9,905
Accumulated benefit obligation at end of year	$10,099	$8,475
Change in Plan Assets
Fair value of plan assets at beginning of year	$6,974	$6,707
Actual return on plan assets	804	339
Employer contribution	165	—
Benefits/expenses paid	(124)	(50)
Settlements paid	—	(22)
Fair value of plan assets at end of year	$7,819	$6,974
Funded status - liability	$(2,280)	$(2,931)

Amounts recorded in equity
Net actuarial loss	$2,973	$3,465
Prior service cost	—	(61)
Total amount recorded	$2,973	$3,404
Amount recorded, net taxes	$1,784	$2,042
Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2017	2016
Net loss (gain)	$(355)	$556
Recognition of net actuarial loss	(137)	(213)
Recognized prior service cost	61	29
Total changes	$(431)	$372
Changes, net of taxes	$(259)	$188
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Amortization net actuarial gain	$64
Amortization prior service cost	$—
At December 31, 2017 and 2016, the Company had a long-term pension liability. The Company has always valued its plan assets as of December 31 each year so there were no additional transition impacts upon implementation of a year-end measurement date for plan assets as required by ASC 715 "Compensation - Retirement Benefits." For 2018, the Company is estimating that contributions to the pension plan will be approximately $165,000.

Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2018	2019	2020	2021	2022	Thereafter
$200	$268	$278	$291	$294	$2,327
Plan assets consist of equity, debt and short-term money market investment funds. The plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are allowed to fluctuate plus or minus 20% around the respective targets to take advantage of market conditions. As an example, equities can fluctuate from 78% to 52% of plan assets. At December 31, 2017, the investment mix was approximately 57% equity, 37% debt, and 6% money market funds. At December 31, 2016, the investment mix was approximately 60% equity, 29% debt and 11% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 3.65% in 2017 and 4.30% in 2016. The expected long-term rate of return on plan assets is 7.5% in 2017 and 2016. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2017	2016
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$455	$776
Collective Funds	Level 2	3,942	3,423
Treasury/Corporate Notes	Level 2	1,583	1,181
Corporate Equities	Level 1	1,839	1,594
Fair value of plan assets		$7,819	$6,974
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2017	2016	2015
Cost components:
Service cost	$(15)	$(223)	$(265)
Interest cost	(386)	(406)	(466)
Expected return on plan assets	531	517	615
Net amortization and deferral	(122)	(184)	(284)
Settlement recognition	47	—	(536)
Total net periodic pension cost	$55	$(296)	$(936)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The Company in April 2017, froze the SERP plan as it relates to the accrual of additional benefits resulting in a SERP liability adjustment, improving our other comprehensive loss position by $328,000.
The following SERP benefit information is as of December 31:

($ in thousands)	2017	2016
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$8,015	$7,999
Service cost	—	—
Interest cost	287	323
Actuarial gain/assumption changes	466	129
Benefits paid	(444)	(436)
Curtailments	(565)	—
Benefit obligation at end of year	$7,759	$8,015
Accumulated benefit obligation at end of year	$7,759	$7,482
Funded status - liability	$(7,759)	$(8,015)

($ in thousands)	2017	2016
Amounts recorded in stockholders’ equity
Net actuarial loss (gain)	$1,935	$2,248
Prior service cost	—	—
Total amount recorded	$1,935	$2,248
Amount recorded, net taxes	$1,161	$1,349
Other changes in benefit obligations recognized in other comprehensive income for 2017 and 2016 include the following components:

($ in thousands)	2017	2016
Net (gain) loss	$(101)	$129
Recognition of net actuarial gain or (loss)	(212)	(343)
Total changes	$(313)	$(214)
Changes, net of taxes	$188	$638
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Amortization net actuarial gain or (loss)	$63
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2018	2019	2020	2021	2022	Thereafter
$526	$492	$487	$481	$475	$2,497
The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 3.40% and 0.0% for 2017, 3.90% and 3.5% for 2016, and 4.15% and 3.5% for 2015. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2017	2016	2015
Cost components:
Service cost	$—	$—	$—
Interest cost	287	323	278
Net amortization and deferral	211	343	337
Total net periodic pension cost	$498	$666	$615

16.    REPORTING SEGMENTS AND RELATED INFORMATION
We currently operate in five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations.
Information pertaining to operating results of the Company's reporting segments are as follows:

($ in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Revenues
Real estate—commercial/industrial (1)	$9,403	$9,438	$8,272
Mineral resources	5,983	14,153	15,116
Farming (2)	16,434	18,648	23,836
Ranch operations (1)	3,837	3,338	3,923
Segment revenues	35,657	45,577	51,147
Equity in unconsolidated joint ventures, net	4,227	7,098	6,324
Gain on sale of real estate	—	1,044	—
Investment income	462	457	528
Other income	153	158	381
Total revenues and other income	40,499	54,334	58,380
Segment Profits (Losses)
Real estate—commercial/industrial (1)	2,874	2,338	1,578
Real estate—resort/residential (2)	(1,955)	(1,630)	(2,349)
Mineral resources	3,019	6,357	7,720
Farming	233	(25)	4,852
Ranch operations (1)	(1,574)	(2,396)	(2,189)
Segment profits (2)	2,597	4,644	9,612
Equity in unconsolidated joint ventures, net	4,227	7,098	6,324
Gain on sale of real estate	—	1,044	—
Investment income	462	457	528
Other income	153	158	381
Corporate expenses	(10,141)	(12,550)	(12,808)
Income from operations before income taxes	$(2,702)	$851	$4,037

(1) During the fourth quarter of 2015, the Company reclassified revenues and expenses previously classified as commercial/industrial into a new segment called Ranch Operations. Ranch operations is comprised of grazing leases, game management and other ancillary services supporting the ranch.

(2) Segment profits are revenues less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

($ in thousands)	2017	2016	2015
Pastoria Energy Facility Lease	$3,854	$3,612	$3,694
TRCC Leasing	1,748	1,647	1,421
TRCC management fees and reimbursements	1,083	955	786
Commercial leases	652	917	851
Communication leases	808	806	784
Landscaping and other	783	791	736
Land Sale[1]	475	710	—
Total commercial revenues	$9,403	$9,438	$8,272
Equity in earnings of unconsolidated joint ventures	4,227	7,098	6,324
Commercial revenues & equity in earnings of unconsolidated joint ventures	$13,630	$16,536	$14,596

(1) Revenue from land sale relates to a purchase and sale agreement entered into with a third party in 2016. Due to a performance obligation, the Company recognized a portion of the sale in 2016, with the remainder being recognized in 2017.

Commercial lease revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our PEF power plant lease, communication tower rents, and payments from easement leases. On November 2016, we sold building and land, that was part of our commercial segment, located in Rancho Santa Fe California for $4,700,000, recognizing a gain of $1,044,000, which is not included within the December 31, 2016 results above.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $1,955,000, $1,630,000, and $2,349,000 during the years ended December 31, 2017, 2016, and 2015, respectively.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The following table summarizes these activities for each of the years ended December 31:

($ in thousands)	2017	2016	2015
Oil and gas	$1,659	$1,549	$2,661
Rock aggregate	1,072	1,164	870
Cement	1,614	1,299	1,263
Exploration leases	102	176	157
Water sales	1,254	9,601	10,165
Reimbursable	282	364	—
Total mineral resources revenues	$5,983	$14,153	$15,116
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The revenue components of the farming segment were as follows for each of the year ended December 31:

($ in thousands)	2017	2016	2015
Almonds	$6,327	$7,373	$12,238
Pistachios	4,523	6,199	6,425
Wine grapes	4,131	3,744	4,338
Hay	456	520	749
Total crop proceeds	15,437	17,836	23,750
Other farming revenues	997	812	86
Total farming revenues	$16,434	$18,648	$23,836

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

($ in thousands)	2017	2016	2015
Game management	$1,291	$1,296	$1,658
Grazing	1,677	1,187	1,484
High Desert Hunt Club	351	334	351
Filming and other	518	521	430
Total ranch operations revenues	$3,837	$3,338	$3,923
Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2017
Real estate - commercial/industrial	$63,065	$615	$4,638
Real estate - resort/residential	258,697	63	14,230
Mineral resources	48,305	1,363	356
Farming	36,317	996	2,129
Ranch operations	3,625	601	220
Corporate	108,190	913	136
Total	$518,199	$4,551	$21,709
2016
Real estate - commercial/industrial	$65,290	$585	$5,196
Real estate - resort/residential	243,963	77	16,013
Mineral resources	45,066	1,357	2,161
Farming	36,895	1,150	2,006
Ranch operations	3,893	607	523
Corporate	44,594	773	481
Total	$439,701	$4,549	$26,380
2015
Real estate - commercial/industrial	$67,550	$552	$7,023
Real estate - resort/residential	228,064	71	16,404
Mineral resources	46,025	1,501	1,199
Farming	32,542	929	2,583
Ranch operations	4,313	377	299
Corporate	53,425	1,660	540
Total	$431,919	$5,090	$28,048
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

17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2017 was $30,031,000. The equity in the income of the unconsolidated joint ventures was $4,227,000 for the twelve months ended December 31, 2017. The unconsolidated joint ventures have not been consolidated as of December 31, 2017, because the
Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2017, the Company had an equity investment balance of $17,422,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form two 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. At December 31, 2017, the Company's investment in these joint ventures was $0, which includes our outside basis.

◦
In August 2016, we partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a $21,080,000 promissory note guaranteed by both partners. The note matures in September 2020 and currently has an outstanding principal balance of $21,080,000. Since inception, we have received excess distributions resulting in a deficit balance of $496,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since inception of the joint venture, we received distributions of $1,952,000 representing excess distributions resulting in a deficit balance of $3,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately. The joint venture currently has borrowings under a $25,000,000 construction loan of which $19,433,000 has been drawn.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At December 31, 2017, the Company’s combined equity investment balance in these three joint ventures was $12,609,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC that are tied to Foreign Trade Zone designation. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General which has now been extended to April 2022, and includes an option to extend for an additional three years. For operating revenue, please see the following table. The Five West Parcel joint venture currently has an outstanding term loan with a balance of $9,711,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of December 31, 2017, had an outstanding balance of $48,769,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes and CalAtlantic that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of Centennial Founders, LLC and the change in control and funding that resulted from the amended agreement, Centennial Founders, LLC qualified as a VIE, beginning in the third quarter of 2009 and the Company was determined to be the primary beneficiary. As a result, Centennial Founders, LLC has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement (the Agreement), whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, CFL redeemed Lewis' entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $11,039,000. At December 31, 2017, the Company owned 89.28% of Centennial Founders, LLC.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:
Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity		Investment In
	2017	2016	2017	2016	2017	2016	2017	2016
Petro Travel Plaza Holdings, LLC	$67,435	$68,652	$(15,279)	$(15,275)	$49,705	$51,287	$17,422	$18,372
Five West Parcel, LLC	15,738	16,614	(9,711)	(10,251)	5,972	6,043	2,802	2,837
18-19 West, LLC	4,704	4,623	—	—	4,704	4,621	1,782	1,741
TRCC/Rock Outlet Center, LLC	81,610	86,056	(48,769)	(50,712)	32,177	34,523	8,025	9,198
TRC-MRC 1, LLC	25,380	199	(19,433)	—	4,541	199	—	224
TRC-MRC 2, LLC	20,336	23,965	(21,080)	(21,080)	(992)	2,592	—	1,431
Total	$215,203	$200,109	$(114,272)	$(97,318)	$96,107	$99,265	$30,031	$33,803

Centennial Founders, LLC	$89,721	$86,099	$—	$—	$88,862	$85,281	Consolidated

Condensed Statement of Operations Information as of December 31:

	Joint Venture						TRC
	Revenues			Earnings(Loss)			Equity in Earnings (Loss)
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Petro Travel Plaza Holdings, LLC	$119,463	$114,331	$115,313	$10,418	$12,077	$10,629	$6,251	$7,246	$6,377
Five West Parcel, LLC	2,824	2,887	3,408	905	1,029	1,084	452	$515	$542
18-19 West, LLC	11	10	20	(97)	(129)	(108)	(48)	$(65)	$(54)
TRCC/Rock Outlet Center, LLC[1]	9,615	9,542	8,988	(2,347)	(367)	(1,082)	(1,173)	$(184)	$(541)
TRC-MRC 1, LLC	—	—	—	(3)	—	—	(2)	$—	$—
TRC-MRC 2, LLC[2]	3,655	1,178	—	(2,505)	(828)	—	(1,253)	(414)	—
	$135,568	$127,948	$127,729	$6,371	$11,782	$10,523	$4,227	$7,098	$6,324

Centennial Founders, LLC	$456	$520	$749	$(144)	$(246)	$(140)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.8 million, $1.9 million, and $2.1 million as of December 31, 2017, 2016, and 2015, respectively.

(2)Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $4.0 million and $1.2 million as of December 31, 2017 and 2016, respectively, that will be amortized over the remaining lease period.

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
19.    UNAUDITED QUARTERLY OPERATING RESULTS
The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue[1]	Segment Profit (Loss)	Net (Loss) Income	Net (Loss) Income attributable to Common Stockholders	Net (Loss) Income Per Share	Net (Loss) Income, Per Share attributable to Common Stockholders[2]
2017
First Quarter	$5,985	$(811)	$(1,913)	$(1,902)	$(0.09)	$(0.09)
Second Quarter	6,311	715	(1)	26	—	—
Third Quarter	12,051	720	(26)	(22)	—	—
Fourth Quarter	11,925	1,973	361	343	0.01	0.01
	$36,272	$2,597	$(1,579)	$(1,555)
2016
First Quarter	$13,122	$3,186	$1,195	$1,209	$0.06	$0.06
Second Quarter	7,006	56	(728)	(688)	(0.04)	(0.03)
Third Quarter	13,223	1,187	317	324	0.02	0.02
Fourth Quarter	12,841	215	(269)	(287)	(0.01)	(0.01)
	$46,192	$4,644	$515	$558
(1) Includes investment income and other income.
(2) Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.