Form 10-Q
period 2018-03-31
TEJON RANCH CO
filed 2018-05-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                         Accelerated filer      ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company      ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2018 was 25,950,242.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Real estate - commercial/industrial	$2,154	$2,189
Mineral resources	9,131	2,001
Farming	1,195	431
Ranch operations	989	1,081
Total revenues	13,469	5,702
Costs and Expenses:
Real estate - commercial/industrial	1,319	1,743
Real estate - resort/residential	415	630
Mineral resources	4,231	1,324
Farming	1,838	1,323
Ranch operations	1,389	1,493
Corporate expenses	2,732	2,751
Total expenses	11,924	9,264
Operating income (loss)	1,545	(3,562)
Other Income:
Investment income	283	103
Other income, net	(14)	(14)
Total other income	269	89
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	1,814	(3,473)
Equity in earnings of unconsolidated joint ventures, net	167	228
Income (loss) before income tax expense	1,981	(3,245)
Income tax expense (benefit)	526	(1,332)
Net income (loss)	1,455	(1,913)
Net loss attributable to non-controlling interest	(2)	(11)
Net income (loss) attributable to common stockholders	$1,457	$(1,902)
Net income (loss) per share attributable to common stockholders, basic	$0.06	$(0.09)
Net income (loss) per share attributable to common stockholders, diluted	$0.06	$(0.09)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$1,455	$(1,913)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(302)	38
Unrealized gain on interest rate swap	1,328	374
Other comprehensive income before taxes	1,026	412
Provision from income taxes related to other comprehensive income (loss) items	(216)	(162)
Other comprehensive income	810	250
Comprehensive income (loss)	2,265	(1,663)
Comprehensive loss attributable to non-controlling interests	(2)	(11)
Comprehensive income (loss) attributable to common stockholders	$2,267	$(1,652)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,479	$20,107
Marketable securities - available-for-sale	71,109	70,868
Accounts receivable	4,175	7,608
Inventories	4,750	2,469
Prepaid expenses and other current assets	2,475	2,849
Total current assets	101,988	103,901
Real estate and improvements - held for lease, net	19,022	19,115
Real estate development (includes $92,194 at March 31, 2018 and $94,271 at December 31, 2017, attributable to Centennial Founders, LLC, Note 15)	270,064	267,336
Property and equipment, net	45,383	45,332
Investments in unconsolidated joint ventures	30,098	30,031
Net investment in water assets	49,478	47,130
Deferred tax assets	1,346	1,562
Other assets	3,230	3,792
TOTAL ASSETS	$520,609	$518,199

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$4,274	$3,545
Accrued liabilities and other	3,261	1,810
Deferred income	1,617	1,118
Revolving line of credit	—	—
Current maturities of long-term debt	3,990	4,004
Total current liabilities	13,142	10,477
Long-term debt, less current portion	64,849	65,816
Long-term deferred gains	3,405	3,405
Other liabilities	10,006	11,691
Total liabilities	91,402	91,389
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 25,949,822 at March 31, 2018 and 25,894,773 at December 31, 2017	12,971	12,947
Additional paid-in capital	320,275	320,167
Accumulated other comprehensive loss	(4,454)	(5,264)
Retained earnings	71,849	70,392
Total Tejon Ranch Co. Stockholders’ Equity	400,641	398,242
Non-controlling interest	28,566	28,568
Total equity	429,207	426,810
TOTAL LIABILITIES AND EQUITY	$520,609	$518,199
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$1,455	$(1,913)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,071	1,150
Amortization of premium/discount of marketable securities	35	86
Equity in earnings of unconsolidated joint ventures	(167)	(228)
Non-cash retirement plan expense	41	255
Gain on sale of real estate/assets	36	—
Stock compensation expense	948	811
Excess tax benefit from stock-based compensation	22	142
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	2,001	(1,175)
Current liabilities	1,527	302
Net cash provided (used) by operating activities	6,969	(570)
Investing Activities
Maturities and sales of marketable securities	10,942	2,671
Funds invested in marketable securities	(11,520)	(255)
Real estate and equipment expenditures	(3,779)	(4,247)
Communities Facilities District and other reimbursements	1,385	—
Investment in unconsolidated joint ventures	—	(20)
Distribution of equity from unconsolidated joint ventures	181	2,087
Investments in long-term water assets	(2,659)	(4,276)
Net cash used in investing activities	(5,450)	(4,040)
Financing Activities
Borrowings of short-term debt	—	8,300
Repayments of long-term debt	(985)	(938)
Rights offering costs	(166)	—
Taxes on vested stock grants	(996)	(514)
Net cash (used) provided by financing activities	(2,147)	6,848
Decrease (increase) in cash and cash equivalents	(628)	2,238
Cash and cash equivalents at beginning of period	20,107	1,258
Cash and cash equivalents at end of period	$19,479	$3,496
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$673	$744
Non cash capital contribution to unconsolidated joint venture	$—	$1,339
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
Net income (loss)	—	—	—	—	1,457	1,457	(2)	1,455
Other comprehensive income	—	—	—	810	—	810	—	810
Rights offering costs			(166)			(166)		(166)
Restricted stock issuance	89,480	45	(45)	—	—	—	—	—
Stock compensation	—	—	1,294	—	—	1,294	—	1,294
Shares withheld for taxes and tax benefit of vested shares	(42,773)	(21)	(975)	—	—	(996)	—	(996)
Balance March 31, 2018	25,941,480	$12,971	$320,275	$(4,454)	$71,849	$400,641	$28,566	$429,207
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries (the Company, Tejon, we, us and our), furnished pursuant to Part I, Item 1 of Form 10-Q, is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.
The periods ending March 31, 2018 and 2017 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s March 31, 2018 and December 31, 2017 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
The Company has identified five reportable segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. Information for the Company’s reportable segments are presented in its Consolidated Statements of Operations. The Company’s reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. We use segment profit or loss, along with equity in earnings of unconsolidated joint ventures, as the primary measure of profitability to evaluate operating performance and to allocate capital resources.
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, and the timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
Lease Accounting
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, "Leases." From the lessee's perspective, the new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.
The ASU is effective no later than January 1, 2019, with early adoption permitted. The ASU requires the identification of lease and non-lease components of a lease agreement. This ASU will govern the recognition of revenue for lease components. Revenue related to non-lease components under our lease agreements will be subject to the new revenue recognition standard effective upon adoption of the new lease accounting standard. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
Newly Adopted Accounting Pronouncements
Postretirement Benefits
In March 2017, the FASB issued ASU 2017-07 "Compensation - Retirement Benefits (Topic 715)", which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. As a result of the adoption, the Company reclassified $194,000 from Corporate expenses to Other income, net for the three months ended March 31, 2017.
Other Income
In February 2017, the FASB issued ASU 2017-05 "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)", effective for the annual reporting period beginning after the December 15, 2017, including the interim reporting period within that period. This update provides guidance on the recognition of gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to counterparties that are not customers.
As of January 1, 2018, the Company began accounting for the sale of real estate properties under Subtopic 610-20 which provides for revenue recognition based on transfer of ownership.
The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company selected the modified retrospective transition method. The adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018 and the standard did not have any impact on the Company’s prior period financial statements. During the quarter ended March 31, 2018, the Company had no sales or transfers of nonfinancial assets to customers.
Financial Instruments
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
We adopted the new ASU during the first quarter of 2018. The ASU requires the use of the modified retrospective transition method, under which cumulative unrealized gains and losses related to equity investments with readily determinable fair values will be reclassified from accumulated other comprehensive income to retained earnings on January 1, 2018 upon adoption of this ASU. The guidance related to equity investments without readily determinable fair values will be applied prospectively to all investments that exist as of the date of adoption. The adoption of this new ASU did not impact the Company's investment portfolio as it is comprised of fixed income investments and not equity investments.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance.

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
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party.
Entities can use either a full retrospective or modified retrospective method to adopt this ASU. Under the full retrospective method, all periods presented will be restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 will be recorded to retained earnings as of January 1, 2016. Under the modified retrospective approach, prior periods are not restated to conform to the new standard. Instead, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Additionally, incremental footnote disclosures are required to present the 2018 revenues under the prior standard. Under the modified retrospective method, an entity may also elect to apply the standard to either (i) all contracts as of January 1, 2018, or (ii) only to contracts that are not completed as of January 1, 2018. During the first quarter of 2018, we adopted the revenue recognition ASU using the full retrospective method.
Based on our evaluation of all contracts within scope, under previous accounting standards, and under the new revenue recognition ASU, we noted no significant differences in the amounts recognized or the pattern of recognition. Management however noted that the application of Topic 606 impacts the accounting for land sales where the Company has continued involvement or performance obligations that are essential to the land sale. Previous guidance required the Company to recognize revenue from land sales with continued involvement using a percentage completion method based on the total cost of the performance obligations. After adopting Topic 606, the Company was required to allocate the transaction price, on land sales with multiple performance obligations, to the performance obligations in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis) and not total costs.
During 2016, the Company sold a land parcel to a third party. Under the terms of the purchase and sale agreement, the Company was obligated to complete specific infrastructure and landscaping adjacent to the land parcel that were deemed essential to the third party. When applying the guidance under Topic 606, the purchase price allocated to the multiple performance obligations yielded a different result than when applying the current guidance.
Under the previous guidance, during the second quarter of 2017, the Company recognized $475,000 and $411,000 of revenues and profit from sale of land, respectively. Under Topic 606, the Company, during the second quarter, will recognize $73,000 and $9,000 of revenues and profit from sale of land, respectively.
No other differences were noted during our evaluation.
Please also refer to Item 2. Critical Accounting Policies in this report for discussion on changes to critical accounting policies.

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

	Three Months Ended March 31,
	2018	2017
Weighted average number of shares outstanding:
Common stock	25,912,819	20,827,993
Common stock equivalents-stock options, grants	28,509	47,052
Diluted shares outstanding	25,941,328	20,875,045

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

($ in thousands)		March 31, 2018		December 31, 2017
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$7,368	$7,315	$6,238	$6,222
with unrecognized losses for more than 12 months		101	100	102	100
with unrecognized gains		296	296	2,088	2,089
Total Certificates of deposit	Level 1	7,765	7,711	8,428	8,411
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		29,940	29,757	29,741	29,669
with unrecognized losses for more than 12 months		136	135	137	135
with unrecognized gains		2	3	152	153
Total U.S. Treasury and agency notes	Level 2	30,078	29,895	30,030	29,957
Corporate notes
with unrecognized losses for less than 12 months		22,624	22,425	18,230	18,159
with unrecognized losses for more than 12 months		2,535	2,511	2,804	2,788
with unrecognized gains		—	—	—	—
Total Corporate notes	Level 2	25,159	24,936	21,034	20,947
Municipal notes
with unrecognized losses for less than 12 months		7,401	7,372	10,298	10,288
with unrecognized losses for more than 12 months		1,054	1,041	999	987
with unrecognized gains		152	154	277	278
Total Municipal notes	Level 2	8,607	8,567	11,574	11,553
		$71,609	$71,109	$71,066	$70,868
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss, which is recognized through other comprehensive income. At March 31, 2018, the fair market value of investment securities was $500,000 less than their cost basis.
As of March 31, 2018, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected an increase in the market value of available-for-sale securities of $302,000, which includes estimated taxes of $64,000. As of March 31, 2018, the Company’s gross unrealized holding gains equaled $3,000 and gross unrealized holding losses equaled $503,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2018
($ in thousands)	2018	2019	2020	2021	Total
Certificates of deposit	$3,647	$2,311	$1,799	$—	$7,757
U.S. Treasury and agency notes	6,176	14,849	9,174	—	30,199
Corporate notes	9,482	7,985	7,150	400	25,017
Municipal notes	1,443	5,157	2,000	—	8,600
	$20,748	$30,302	$20,123	$400	$71,573

	December 31, 2017
($ in thousands)	2018	2019	2020	2021	Total
Certificates of deposit	$4,306	$2,311	$1,799	—	$8,416
U.S. Treasury and agency notes	6,399	14,599	9,171	—	30,169
Corporate notes	7,954	6,430	6,450	—	20,834
Municipal notes	1,568	6,957	3,003	—	11,528
	$20,227	$30,297	$20,423	$—	$70,947
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     REAL ESTATE

($ in thousands)	March 31, 2018	December 31, 2017
Real estate development
Mountain Village	$133,794	$132,034
Centennial	95,161	94,271
Grapevine	28,723	28,139
Tejon Ranch Commerce Center	12,386	12,892
Real estate development	270,064	267,336

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	21,123	21,123
Real estate and improvements - held for lease	21,123	21,123
Less accumulated depreciation	(2,101)	(2,008)
Real estate and improvements - held for lease, net	$19,022	$19,115

5.     LONG-TERM WATER ASSETS
Long-term assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County. Company-banked water costs also include costs related to the right to receive additional acre-feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK. The Company has also banked water within an AVEK owned water bank.
We have also been purchasing water for future use or sale. In 2008, we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is currently held on our behalf by AVEK or has been placed in the Company's water bank. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2018 is $738 per acre-foot. The purchase cost is subject to annual increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
During the three months ended March 31, 2018, we sold 7,442 acre-feet of water to three different customers totaling $7,992,000 with a cost of $3,679,000, which was recorded in the mineral resources segment on the unaudited Consolidated Statements of Operations.
The costs assigned to water assets held for future use were as follows ($ in thousands):

	March 31, 2018	December 31, 2017
Banked water and water for future delivery	$5,280	$5,220
Transferable water	15,977	13,351
Total tangible water	$21,257	$18,571

Intangible Water Assets
The Company's carrying amounts of its intangible water assets were as follows ($ in thousands):

	March 31, 2018		December 31, 2017
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley Ridge water rights	$12,203	$(3,498)	$12,203	$(3,377)
Nickel water rights	18,740	(2,838)	18,740	(2,678)
Tulare Lake Basin water rights	5,857	(2,243)	5,857	(2,186)
	$36,800	$(8,579)	$36,800	$(8,241)
Net intangible water assets	28,221		28,559
Total tangible water assets	21,257		18,571
Net investments in water assets	$49,478		$47,130

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources including recurring annual contract water were as follows:

(in acre-feet, unaudited)	March 31, 2018	December 31, 2017
Water held for future use
AVEK water bank	13,033	13,033
Company water bank	33,111	31,497
Transferable water*	5,747	6,169
Total water held for future use	51,891	50,699
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted with Company	49,184	49,184
Total purchased water contracts	80,617	80,617
Total water held for future use and purchased water contracts	132,508	131,316
*of the 5,747 acre-feet of transferable water, 349 acre-feet will be returned by AVEK to the Company at a 1.5 to 1 factor, giving the Company use of a total of 523 (349 X 1.5) acre-feet as of March 31, 2018.

Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF in 2015. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2018 is $1,088 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	March 31, 2018	December 31, 2017
Accrued vacation	$822	$824
Accrued paid personal leave	497	494
Accrued bonus	634	126
Other	1,308	366
	$3,261	$1,810
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	March 31, 2018	December 31, 2017
Revolving line of credit	$—	$—
Notes payable	68,789	69,741
Other borrowings	184	218
Total short-term and long-term debt	68,973	69,959
Less: line-of-credit and current maturities of long-term debt	(3,990)	(4,004)
Less: deferred loan costs	(134)	(139)
Long-term debt, less current portion	$64,849	$65,816
On October 13, 2014, the Company as borrower entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, or collectively the Credit Facility, with Wells Fargo. The Credit Facility added a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties.
As of March 31, 2018 and December 31, 2017, the RLC had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR average or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The Term Loan had outstanding balances of $65,162,000 and $66,046,000 as of March 31, 2018 and December 31, 2017, respectively. The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the Term Loan has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan required interest-only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables, the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2018 and December 31, 2017, we were in compliance with all financial covenants.
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
In 2013, we entered into a promissory note agreement with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the promissory note is $3,627,000. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	March 31, 2018	December 31, 2017
Pension liability (Note 13)	$2,241	$2,280
Interest rate swap (asset) liability (Note 10)	(434)	894
Supplemental executive retirement plan liability (Note 13)	7,682	7,759
Other	517	758
Total	$10,006	$11,691
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.
9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with service condition vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones. The Company has also granted performance share grants that contain both performance-based and market-based conditions. Compensation cost for these awards is recognized based on either the achievement of the performance-based conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions results in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.
The following is a summary of the Company's performance share grants with performance conditions for the three months ended March 31, 2018:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	179,211
Target performance	407,950
Maximum performance	619,512
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	March 31, 2018	December 31, 2017
Stock grants outstanding beginning of the period at target achievement	536,860	386,171
New stock grants/additional shares due to maximum achievement	97,529	295,243
Vested grants	(81,828)	(99,769)
Expired/forfeited grants	—	(44,785)
Stock grants outstanding end of period at target achievement	552,561	536,860
The unamortized costs associated with nonvested stock grants and the weighted average period over which it is expected to be recognized as of March 31, 2018 were $6,930,000 and 24 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to a maximum we determine based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter end stock price.

The following table summarizes stock compensation costs for the Company's 1998 Employee Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee Plan:	2018	2017
Expensed	$761	$630
Capitalized	346	65
	1,107	695
NDSI Plan - Expensed	187	181
Total Stock Compensation Costs	$1,294	$876
10.     INTEREST RATE SWAP LIABILITY
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt). The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended March 31, 2018, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of March 31, 2018, the fair value of our interest rate swap agreement aggregating a liability balance was classified in other liabilities.
We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of March 31, 2018 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$434	$65,162
11.     INCOME TAXES
For the three months ended March 31, 2018, the Company's income tax expense was $526,000 compared to income tax benefit of $1,332,000 for the three months ended March 31, 2017. These represent effective income tax rates of approximately 27% and 41% for the three months ended March 31, 2018 and, 2017, respectively. As of March 31, 2018, we had income tax receivable of $1,060,000. The Company classifies interest and penalties incurred on tax payments as income tax expense. During the three months ended March 31, 2018, the Company did not make any income tax payments.
12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments in 2018 of approximately $8,889,000, of which $6,124,000 was paid during the first quarter with the remainder to be paid throughout the year. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel, and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract.
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
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of the Tejon Ranch Commerce Center, or TRCC, TRPFFA has created two Community Facilities Districts, or CFDs: the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $65,000,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At March 31, 2018 there were no additional improvement funds remaining from the West CFD bonds and there are $6,383,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2018 and future years. During the second quarter of 2018, the Company will pay approximately $1,258,000 in special taxes and it is estimated the company will pay $2,570,000 for the year. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at March 31, 2018.

In July 2014, the Company received a copy of a Notice of Intent to Sue, dated July 17, 2014 indicating that the Center for Biological Diversity, or CBD, the Wishtoyo Foundation and Dee Dominguez intend to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, under the federal Endangered Species Act challenging USFWS's approval of Ranchcorp's Tehachapi Uplands Multiple Species Habitat Conservation Plan, and USFWS's issuance of an Incidental Take Permit, to Ranchcorp for the take of federally-listed species. The foregoing approvals authorize, among other things, the removal of California condor habitat associated with Ranchcorp's potential future development of MV. No lawsuit has been filed at this time. It is not possible to predict whether any lawsuit will actually be filed or whether the Company or Ranchcorp will incur any damages from such a lawsuit.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin was in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered Judgment approving the Stipulation for Entry of Judgment and Physical Solution. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills Community Services District, filed notices of appeal from the Judgment. The Appeal has been transferred from the Fourth Appellate District to the Fifth Appellate District.

Appellate briefing will likely occur during 2018. Notwithstanding the appeals, the parties with assistance from the Court have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the Physical Solution, consistent with the Judgment.
Summary and Status of Kern Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the CBD (collectively, Central Delta), filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources, or DWR, Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD.  The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the Monterey Amendments. Petitioners in this action sought to invalidate environmental documentation prepared pursuant to the California Environmental Quality Act, or CEQA, pertaining to the Kern Water Bank, or KWB.
The original Environmental Impact Report, or EIR, for the Monterey Amendments was determined to be insufficient in an earlier lawsuit. The current lawsuit principally (i) challenges the adequacy of the remedial EIR that DWR prepared as a result of the original lawsuit and (ii) challenges the validity of the Monterey Amendments on various grounds, including the transfer of the KWB lands, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento County Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the remedial EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento County Superior Court. In an initial favorable ruling on January 25, 2013, the court, in the Central Delta lawsuit, determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB lands, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s CEQA, claims, except the Rosedale claim, joined by Central Delta, that the EIR did not adequately evaluate future impacts from operation of the KWB, in particular the potential impacts on groundwater and water quality.
On November 24, 2014, the court issued a writ of mandate (the 2014 Writ) that required DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The 2014 Writ authorized the continued operation of the KWB pending completion of the revised EIR subject to certain conditions, including those described in an interim operating plan negotiated between the KWBA and Rosedale. The 2014 Writ, as revised by the court, required DWR to certify the revised EIR and file the return to the 2014 Writ by September 28, 2016. On September 20, 2016, the Director of DWR (a) certified the revised EIR prepared by DWR, or the Revised EIR, as in compliance with CEQA, (b) adopted findings, a statement of overriding considerations, and a mitigation, monitoring and reporting program as required by CEQA, (c) made a new finding pertaining to carrying out the Monterey Amendments through continued use and operation of the KWB by the KWBA, and (d) caused a notice of determination to be filed with the Office of Planning and Resources of the State of California on September 22, 2016. On September 28, 2016, DWR filed with the Sacramento Superior Court its return to the 2014 Writ.

On November 24, 2014, the court entered a judgment in the Central Delta case (1) dismissing the challenges to the validity of the Monterey Amendments and the transfer of the KWB lands in their entirety and (2) granting in part and denying in part the CEQA petition for writ of mandate. Central Delta has appealed the judgment and the KWBA and certain other parties have filed a cross-appeal with regard to certain defenses to the CEQA cause of action. The appeals are pending in the California Court of Appeal.
On December 3, 2014, the court entered judgment in the Rosedale case (i) in favor of Rosedale in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed. Rosedale has stipulated to the discharge of the 2014 Writ.
On October 21, 2016, the Central Delta petitioners and a new party, the Center for Food Safety (CFS Petitioners), filed a new lawsuit (the CFS Petition) against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The new lawsuit challenges DWR’s (i) certification of the Revised EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. In response to a motion filed by the CFS Petitioners, on April 7, 2017, the Superior Court denied the CFS Petitioners’ motion to stay the Superior Court proceedings on the return to the 2014 Writ and CFS petition pending appeal. The Superior Court subsequently modified the 2014 Writ to authorize the KWBA to construct an additional 190 acres of recharge ponds within the KWB pending the court's consideration of DWR's return to the 2014 Writ and the petition in CFS vs DWR. On August 18, 2017, the Superior Court held a hearing on the return to the 2014 Writ and on the CFS Petition. On October 2, 2017, the Superior Court issued a ruling that the court shall deny the CFS Petition and shall discharge the 2014 Writ. CFS has appealed the Superior Court judgment denying the CFS Petition. DWR has moved the Court of Appeal to consolidate the CFS appeal with the pending appeals in the Central Delta case.
To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
Grapevine
On December 6, 2016 the Kern County Board of Supervisors granted entitlement approval for the Grapevine project (described below).  On January 5, 2017 the CBD, and the Center for Food Safety, or CFS, filed an action in Kern County Superior Court pursuant to CEQA, against Kern County and the Kern County Board of Supervisors (collectively, the County) concerning the County’s granting of approvals for the Grapevine project, including certification of the final EIR and related findings; approval of associated general plan amendments; adoption of associated zoning maps; adoption of Specific Plan Amendment No. 155, Map No. 500; adoption of Special Plan No. 1, Map No. 202; exclusion from Agricultural Preserve No. 19; and adoption of a development agreement, among other associated approvals.  The Company and its wholly-owned subsidiary, Ranchcorp, are named as real parties in interest in this action.
The action alleges that the County failed to properly follow the procedures and requirements of CEQA, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, traffic, water supply and hydrology, growth inducing impacts, failure to adequately consider project alternatives and to provide support for the County’s findings and statement of overriding considerations in adopting the EIR and failure to adequately describe the environmental setting and project description.  On December 6, 2017, the County served a responsive pleading answering petitioners' allegations and denying that relief should be granted. Petitioners seek to invalidate the County's approval of the project, the environmental approvals and require the County to revise the environmental documentation. A case management conference was held on December 15, 2017, at which time the court ordered that the hearing on this matter be set for July 27, 2018.

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
13.    RETIREMENT PLANS
The Company has a defined benefit plan that covers many of its employees, or the Benefit Plan. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to-date and expected-to-be provided in the future. The Company funds the Benefit Plan in accordance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act. In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Benefit Plan was closed to new participants in February 2007. The Company expects to contribute $160,000 to the Benefit Plan during 2018.
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are generally allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At March 31, 2018, the investment mix was approximately 58% equity, 38% debt, and 4% money market funds. At December 31, 2017, the investment mix was approximately 57% equity, 37% debt, and 6% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted average discount rates used in determining periodic pension cost were 3.7% and 3.9% in 2018 and 2017, respectively. The expected long-term rate of return on plan assets is 7.5% in 2018 and 2017. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Cost components:
Service cost-benefits earned during the period	$—	$(61)
Interest cost on projected benefit obligation	(91)	(104)
Expected return on plan assets	146	129
Net amortization and deferral	(16)	(50)
Total net periodic pension cost	$39	$(86)

The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The Company in April 2017, froze the SERP plan as it relates to the accrual of additional benefits. The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Cost components:
Interest cost on projected benefit obligation	$(64)	$(76)
Net amortization and deferral	(16)	(93)
Total net periodic pension cost	$(80)	$(169)
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
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Pastoria Energy Facility	$1,024	$844
TRCC Leasing	407	527
TRCC management fees and reimbursements	213	212
Commercial leases	160	150
Communication leases	184	207
Landscaping and other	166	249
Land sale	—	—
Commercial/industrial revenues	2,154	2,189
Equity in earnings from unconsolidated joint ventures	167	228
Total commercial/industrial revenues and equity in earnings from unconsolidated joint ventures	2,321	2,417
Net operating income from commercial/industrial and unconsolidated joint ventures	$1,002	$674

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $415,000 and $630,000 for the three months ended March 31, 2018 and 2017, respectively.

The mineral resources segment receives oil and mineral royalties from exploration and development companies that extract or mine the natural resources from our land in addition to periodic reimbursable costs from lessors. The segment also, as opportunities arise periodically, may generate revenues through water transactions. The revenue components of the mineral resources segment were as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Oil and gas	$538	$376
Cement	351	278
Rock aggregate	202	180
Exploration leases	26	25
Water Sales	7,992	1,108
Reimbursables and other	22	34
Total mineral resources revenues	9,131	2,001
Net operating income from mineral resources	$4,900	$677
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Almonds	$924	$—
Pistachios	43	256
Wine grapes	—	—
Hay	87	(1)
Other	141	176
Total farming revenues	1,195	431
Net operating income (loss) from farming	$(643)	$(892)
Ranch operations consists of game management revenues and ancillary land uses such as grazing leases and filming. Within game management we operate our High Desert Hunt Club, a premier upland bird hunting club. The High Desert Hunt Club offers over 6,400 acres and 35 hunting fields, each field providing different terrain and challenges. The hunting season runs from mid-October through March. We sell individual hunting packages as well as memberships. Ranch operations also includes Hunt at Tejon, which offers a wide variety of guided big game hunts including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. The revenue components of the segment were as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Game management	$296	$301
Grazing	406	424
High Desert Hunt Club	166	186
Filming and other	121	170
Total ranch operations revenues	989	1,081
Net operating loss from ranch operations	$(400)	$(412)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at March 31, 2018 was $30,098,000. The equity in the income of the unconsolidated joint ventures was $167,000 for the three months ended March 31, 2018. The unconsolidated joint ventures have not been consolidated as of March 31, 2018, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At March 31, 2018, the Company had an equity investment balance of $17,955,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form two 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. At March 31, 2018, the Company's investment balance in these joint ventures was in deficit position of $579,000, based on the reasons discussed below.

◦
TRC-MRC 2, LLC was formed to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a $21,080,000 promissory note guaranteed by both partners. The promissory note matures in September 2020 and currently has an outstanding principal balance of $21,080,000. Since inception, we have received excess distributions resulting in a deficit balance of $576,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

◦
TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since inception of the joint venture, we received distributions of $1,952,000 representing excess distributions resulting in a deficit balance of $3,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately. The joint venture currently has borrowings under a $25,000,000 construction loan of which $21,080,000 has been drawn.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At March 31, 2018, the Company’s combined equity investment balance in these three joint ventures was $12,143,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC. The Company owns a 50% interest in each of the joint ventures. Currently, the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General which has now been extended to April 2022 and includes an option to extend for an additional three years. For operating revenue, please see the following table. The Five West Parcel LLC joint venture currently has an outstanding term loan with a balance of $9,577,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture, which was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square-foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs. The remaining 40% was funded through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, and as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of March 31, 2018, had an outstanding balance of $48,284,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes and CalAtlantic that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE, beginning in the third quarter of 2009, and the Company was determined to be the primary beneficiary. As a result, CFL has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis Investment Company, or Lewis, entered a Redemption and Withdrawal Agreement, whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, CFL redeemed Lewis' entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $11,039,000. At March 31, 2018, the Company owned 90.89% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Unaudited condensed statement of operations for the three months ended March 31, 2018 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2018 are as follows:

	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$24,677	$26,407	$887	$1,502	$532	$901
Five West Parcel, LLC	697	716	191	269	96	134
18-19 West, LLC	3	3	(27)	(24)	(13)	(13)
TRCC/Rock Outlet Center, LLC[1]	1,475	2,549	(1,095)	(1,009)	(548)	(505)
TRC-MRC 1, LLC	—	—	(1)	(2)	(1)	(1)
TRC-MRC 2, LLC[2]	978	935	202	(575)	101	(288)
	$27,830	$30,610	$157	$161	$167	$228

Centennial Founders, LLC	$87	$1	$(18)	$(110)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.4 million and $0.5 million as of March 31, 2018 and 2017, respectively.
(2) Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $0.2 million and $1.0 million as of March 31, 2018 and 2017, respectively.

	March 31, 2018				December 31, 2017
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$68,283	$(15,280)	$50,592	$17,955	$67,435	$(15,280)	$49,705	$17,422
Five West Parcel, LLC	15,922	(9,577)	6,163	2,897	15,738	(9,711)	5,972	2,802
18-19 West, LLC	4,683	—	4,678	1,769	4,704	—	4,704	1,782
TRCC/Rock Outlet Center, LLC	80,221	(48,284)	31,081	7,477	81,610	(48,769)	32,177	8,025
TRC-MRC 1, LLC	25,652	(21,080)	4,540	—	25,380	(19,433)	4,541	—
TRC-MRC 2, LLC	20,323	(21,080)	(1,153)	—	20,336	(21,080)	(992)	—
Total	$215,084	$(115,301)	$95,901	$30,098	$215,203	$(114,273)	$96,107	$30,031

Centennial Founders, LLC	90,002	—	89,569	***	89,721	—	88,862	***

*** Centennial Founders, LLC is consolidated within the Company's financial statements.

16.    RELATED PARTY TRANSACTIONS
TCWD is a not-for-profit governmental entity, organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal and industrial development. The Company is the largest landowner and taxpayer within TCWD. The Company has a water service contract with TCWD that entitles us to receive all of TCWD’s State Water Project entitlement and all of TCWD’s banked water. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, we transact with TCWD in the ordinary course of business. We believe that the terms negotiated for all transactions are no less favorable than those that could be negotiated in arm's length transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, “likely”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward- looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above in the section entitled “Risk Factors” in this report and our Annual Report on Form 10-K.
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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California. Once all entitlements are approved, our mixed-use master planned residential developments collectively may include up to 35,000 housing units, with 15,450 units currently approved, and more than 35 million square feet of commercial space, with 25 million square feet currently approved. We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and Grapevine at Tejon Ranch, or Grapevine, and are currently in the entitlement process with Centennial at Tejon Ranch, or Centennial. We are currently engaged in entitlement, construction, commercial sales and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. All of these efforts are supported by diverse revenue streams generated from other operations, including farming, mineral resources, ranch operations, and our various joint ventures.
Our Business
We currently operate in five reporting segments: commercial/industrial real estate; resort/residential real estate development; mineral resources; farming; and ranch operations.
Activities within the commercial/industrial real estate segment include: entitling, planning, and permitting of land for development; construction of infrastructure; construction of pre-leased buildings; construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment generates revenues from building and land lease activities, power plant leases, communications leases, and landscape maintenance services. The primary commercial/industrial development is TRCC. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
We are also involved in multiple joint ventures with several partners:

•
Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores within TRCC-West and TRCC-East.

•	Three joint ventures with Rockefeller Development Group:

◦	Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased;

◦	18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West;

◦	TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience with 70 premiere retailers.

•	Two joint ventures with Majestic Realty Co. to develop, manage, and operate industrial buildings within TRCC:

◦	TRC-MRC 1, LLC, was formed to develop and operate an approximately 480,480 square foot industrial building, which was completed during 2017 and partially leased during the first quarter of 2018;

◦	TRC-MRC 2, LLC, which owns a 651,909 square foot building in TRCC-West that is fully leased;
These joint ventures help us to expand our commercial/industrial business activities within TRCC.
The resort/residential real estate segment is actively involved in the land entitlement and development process through wholly-owned subsidiaries and a joint venture. Our active developments within resort/residential are Mountain Village at Tejon Ranch, or MV, Centennial at Tejon Ranch, or Centennial, and Grapevine at Tejon Ranch, or Grapevine.

•
MV encompasses a total of 26,417 acres, with only 5,082 acres being used for the mixed use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space.

•
The Centennial development is a mixed use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes, and 10.1 million square feet of commercial development.

•
Grapevine is an 8,010-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Grapevine has received approval for 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, for a more detailed description of our active developments within the resort/residential segment.
Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement, and water sales.
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios, and hay.
Our ranch operations segment consists of game management revenues and ancillary land uses such as grazing leases and filming. Ranch operations is charged with the upkeep, maintenance, and security of all 270,000 acres of land. Within game management we operate High Desert Hunt Club, an upland bird hunting club, along with various game hunting memberships.
For the first three months of 2018 we had a net income attributable to common stockholders of $1,457,000 compared to net loss attributable to common stockholders of $1,902,000 for the first three months of 2017. Through the first three months of 2018 the primary driver of net income was an increase in revenues from our mineral resources segment of $7,130,000 when compared to the same three-month period last year, primarily as a result of increased water sales.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each reporting segment of the business and is followed by a discussion of our financial position. It is useful to read the reporting segment information in conjunction with Note 14 (Reporting Segments and Related Information) of the Notes to Unaudited Consolidated Financial Statements.
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
During the three months ended March 31, 2018, other than the following, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.
The accounting policy change is attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification 606, (“ASC 606”)) on January 1,

2018. These revenue recognition policy updates are applied retrospectively in our financial statements from December 1, 2017 forward. Reported financial information for the historical comparable period was revised and reported under the new accounting standard in effect.
Revenue Recognition
Leases subject to ASC 840
Commercial Leases: Rental income from leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as income, and amounts expected to be received in later years, as an asset in deferred rent in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use and the client tenant takes possession of or controls the physical use of the property. During the term of each lease, we monitor the credit quality of our tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have employees who are assigned the responsibility for assessing and monitoring the credit quality of our tenants and any material changes in credit quality. The Company’s commercial sales, or land sales, are non-reoccurring in nature, however, for any new land sale, we apply the concepts of this new accounting standard, as amended.
Production Leases: The Company leases land to third parties and recognizes contingent revenue based on the royalty rate that is tied to production for oil and minerals. Royalty revenues are contractually defined as to the percentage of royalty and are tied to production and market prices. The Company’s royalty arrangements generally require payment on a monthly basis with the payment based on the previous month’s activity. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Productions leases included the following: Oil and gas, cement, and rock aggregate, refer to Note 14, Reporting Segments and Related Information, for further discussion.
Grazing: The Company leases land to third parties for grazing of cattle. Under the terms the lease, we recognize revenue based on the number of cattle the grazing land will support, calculated in arrears.
Revenue from Contracts with Customers subject to ASC 606:
A portion of the Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ASC 606. For its customer contracts, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The majority of the Company’s revenues are recorded at a point in time from the sale of tangible products.
Farming

•
Almonds and Pistachios: Almond and pistachio revenues are based upon the contract settlement price or estimated selling price. Estimated prices for almonds and pistachios are based upon the quoted estimate of what the final market price established by processors. These market price estimates are updated through the crop installment payments as new information is received as to the final settlement price for the crop sold. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between original estimates and actual revenues received are recorded during the period in which such amounts become known. Revenue for almonds and pistachios is recognized based on market price estimates when delivered to buyers.

•	Wine grapes: The Company sells wine grapes based on contracts with third parties. Wine grapes revenue is recognized based on the contract selling price when delivered to buyers.

•	Hay: Hay sales are recognized at a point in time when the related transaction is completed.
Water sales
Water sales are recognized at a point in time when the related transaction is completed.
Other

•
Game Management: The Company provides memberships for hunting seasons both on an annual and seasonal basis. Revenue from memberships are recognized over the passage of time, generally this corresponds to the hunting season. Revenues from individual non-member hunts are recognized when the related transaction is completed.

•	Equestrian Center: The Company recognizes revenue from monthly rental fees charged for boarding facilities.

•
Filming: Tejon Ranch provides access for on-site filming of commercials, movies and photo opportunities, revenues are recognized at a point in time when the related transaction, or access, is provided.

•	Landscaping: Tejon Ranch provides landscaping services to third parties, revenues are recognized at a point in time when the related transaction, or service, is provided.

•	Management Fees: Management fees are generally recognized at the end of each month based on the contractual amounts agreed upon by third parties and the Company.
For disaggregated revenue information on the aforementioned, refer to Note 14, Reporting Segments and Related Information, for further discussion.
The Company does not offer volume rebates, product returns, discounts and allowances as such, no variable consideration impacts the recording of revenue.
The Company’s revenues can be generated from contracts with multiple performance obligations. When a sales agreement involves multiple performance obligations, each obligation is separately identified, and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer.
For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company utilizes the method that most accurately depicts the progress toward completion of the performance obligation.
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability.

The adoption of ASC 606 did not have an impact on our accounts receivables. Accounts receivables resulting from contracts with customers are as follows:

	March 31, 2018	December 31, 2017
Subject to AC 606
Farming	2,472	5,745
Management Fees	466	744
Ranch Operations	258	209
Total Subject to ASC 606	3,196	6,698

Not Subject to ASC 606
Leases	951	885
Other	28	25
Total Not Subject to ASC 606	979	910
Total Accounts Receivable	4,175	7,608

Results of Operations
Comparison of three months ended March 31, 2018 to three months ended March 31, 2017
Total revenues for the first three months of 2018 were $13,469,000 compared to $5,702,000 for the first three months of 2017, representing an increase of $7,767,000, or 136%. The increase is attributed to increased mineral resource revenues of $7,130,000 resulting from Kern County's moderate drought conditions allowing for water sales opportunities during the first quarter of 2018.
Real Estate – Commercial/Industrial
:
Commercial/industrial real estate segment revenues were $2,154,000 for the first three months of 2018, a decrease of $35,000, or 2%, from $2,189,000 when compared to the first three months of 2017. The decrease is primarily attributed to the timing of billings for tenant recoveries. During 2017 the Company reconciled the tenant recoveries during the first quarter, whereas in 2018 this occurred in the second quarter.
Commercial/industrial real estate segment expenses were $1,319,000 during the first three months of 2018, a decrease of $424,000, or 24%, from $1,743,000 when compared to the same period in 2017. This decrease is attributed to reduced payroll and overhead of $301,000 and stock compensation of $50,000.
Real Estate – Resort/Residential:
Resort/residential real estate segment expenses were $415,000 during the first three months of 2018, a decrease of $215,000, or 34%. The decrease is attributed to reduced professional expenses of $198,000.

Mineral Resources:

Mineral resources segment revenues were $9,131,000 for the first three months of 2018, an increase of $7,130,000, or 356%, from $2,001,000 when compared to the same period in 2017. During the first quarter, Kern County was under moderate drought conditions increasing water sales opportunities. Comparatively, we sold 7,442 acre-feet and 939 acre-feet as of March 31, 2018 and 2017, respectively. We have entered into a contract with a third-party to sell 7,000 acre-feet of water over the next two years.
Mineral resources segment expenses were $4,231,000 for the first three months of 2018, an increase of $2,907,000, or 220%, compared to the same period in 2017. The increase in costs is related to the increased water sales discussed above.

Farming:
Farming segment revenues were $1,195,000 for the first three months of 2018, an increase of $764,000, or 177%, from $431,000 when compared to the same period in 2017. The $764,000 increase is primarily attributable to a $924,000 increase in almond sales. Comparatively we sold 330,000 pounds and zero pounds as of March 31, 2018 and 2017, respectively. Sales of carry forward almond inventory were deferred from the first quarter of 2017 until the second quarter of 2017 primarily due to the timing of sales. This was offset by reduced pistachio revenues of $213,000.
Farming segment expenses were $1,838,000 for the first three months of 2018, an increase of $515,000, or 39%, from $1,323,000 when compared to the same period in 2017. During this period, we saw an increase in almond cost of sales for the reasons discussed above.
Ranch Operations:
Ranch operations revenues were $989,000 for the first three months of 2018, a decrease of $92,000, or 9%, from $1,081,000 for the same period in 2017. The changes are in line with our current business environment.
Ranch operations expenses were $1,389,000 for the first three months of 2018, a decrease of $104,000, or 7%, from $1,493,000 for the same period in 2017. The drivers of this decrease include reduced repairs and maintenance and payroll costs.
Corporate and Other:
Corporate general and administrative costs were $2,732,000, a decrease of $19,000, or 1%, from $2,751,000 for the same period in 2017. This is attributed to reduced payroll and overhead of 329,000 offset by increased stock compensation costs of $222,000.

Joint Ventures:
Our share of earnings from our joint ventures for the first three months of 2018 was $167,000, a decrease of $61,000, or 27%, from $228,000 for the same period in 2017. The primary drivers include the following:

•
There was a $369,000 decrease in our share of earnings from our TA/Petro joint venture. The decline is driven by reduced fuel margins as a result of increased gasoline and diesel costs. Comparatively diesel margins were 17 cents and 27 cents per gallon as of March 31, 2018 and 2017, respectively. Comparatively gasoline margins were 45 cents and 63 cents per gallon as of March 31, 2018 and 2017, respectively. Diesel sales volume was 3.8 million and 4.2 million gallons as of March 31, 2018 and 2017, respectively. Gasoline sales volume was 3.0 million and 2.8 million gallons as of March 31, 2018 and 2017, respectively.

•
Our TRC-MRC 2 joint venture saw improvements of $389,000 resulting in positive net income for the quarter. Throughout 2017, TRC-MRC 2 incurred significant non-cash GAAP accounting losses that did not reoccur in 2018. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

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
Commercial
For the three months ended March 31, 2018 we had no leases that expired, nor did we have any material lease renewals.
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
During 2017 approval for expansion of the Foreign Trade Zone (FTZ) was granted by the U.S. Department of Commerce. The expanded FTZ now covers all the industrial sites within TRCC, an area totaling 1,094 acres. The FTZ designation allows the user to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the zone. This FTZ designation is further supplemented by the Economic Development Incentive Policy, or EDIP adopted by the Kern County Board of Supervisors. EDIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. The EDIP provides incentives such as tax breaks, building supporting infrastructure, or workforce development.

We believe that the FTZ and EDIP along with our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial space users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company partnered with Majestic Realty Co. in the development of a 480,000 square foot, state-of-the-art distribution facility that was completed in the third quarter of 2017. Currently, half the building is leased with the other half being aggressively marketed for lease.
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
During the quarter ended March 31, 2018, vacancy rates in the Inland Empire increased from 3.7% to end at 4.4% when compared to December 31, 2017, primarily due to continued strong industrial demand that has surpassed construction completions. As lease rates increase in the Inland Empire and northern Los Angeles County, we may begin to have a greater pricing advantage due to our low land basis.
During the quarter ended March 31, 2018, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, increased 30 basis points from 1.7% to end at 2.0% when compared to December 31, 2018. The northern Los Angeles industrial market continues to see available supply remain at extremely low levels, and with limited new construction, this will result in vacancy remaining at all-time lows and rental rates anticipated to continue to increase. Demand for industrial space in this market will continue to be driven by domestic and global consumption levels.
We expect that the commercial/industrial real estate segment will continue to incur costs at current levels, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.
Resort Residential
Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment will be focused on the following:

•
For Grapevine, we are working with Kern County to defend litigation related to the approved EIR. The entire litigation and permitting process for Grapevine will take several years and the investment of several million dollars to successfully complete.

•
For Centennial, we are working with the Los Angeles County Department of Regional Planning to prepare the release of the Final Environmental Impact Report that will be considered first by the Los Angeles County Regional Planning Commission tentatively scheduled for the second quarter of 2018, and later by the Board of Supervisors.

•
For MV, we have a fully permitted and entitled project and received approval of Tentative Tract Map 1 for our first three phases of development. The timing of MV development in the coming years will be dependent on the strength of both the economy and the real estate market including both primary and second home markets. In moving the project forward, we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans as well as defining the possible capital funding sources for this development. We also obtained approval on the Farm Village commercial site plan from Kern County. Farm Village will serve as the “front door” to MV. Farm Village will include fresh culinary offerings, artisan markets, boutique lodging, and an array of trails, gardens, and agriculture that will be intertwined to create the most unique, relaxing and “edu-taining” experience while fulfilling the needs of residents of Mountain Village.
Farming
Freezing temperatures experienced in February may impact production within California's almond industry but that has not been determined at this time. Our almond crops did not experience any significant level of frost damage; however the suboptimal weather conditions may have prevented bees from adequately pollinating our almonds. It is, however, still too early in the growing season to determine what our almond, pistachio and wine grape yields will be and the impact of any adverse weather conditions. Due to our exposure to the commodity markets, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. Additionally, we are unable to predict the outcome of ongoing trade discussions with foreign nations nor are we able to predict the resulting impact over crop demand. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Thus far in 2018, prices for almonds and pistachios have remained consistent with pricing as of December 31, 2017.
Mineral Resources
As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. The 2018 moderate drought conditions have led to water sales opportunities, including multi-year agreements which we have had in the past. It is difficult to predict whether we will have additional water sales opportunities for the remainder of the year. A large determining factor to this, will be the final State Water Project allocation.
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.
Income Taxes
For the three months ended March 31, 2018, the Company had net income tax expense of $526,000 compared to a net income tax benefit of $1,332,000 for the three months ended March 31, 2017. These represent effective tax rates of approximately 27% and 41% for the three months ended March 31, 2018 and, 2017, respectively. As of March 31, 2018, income tax receivables were $1,060,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses.

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
On October 27, 2017, the Company completed a Rights Offering raising $90,000,000 in new capital.
Our cash, cash equivalents and marketable securities totaled $90,588,000 at March 31, 2018, a slight decrease of $387,000 from the corresponding amount at the end of 2017. The decrease in our cash position is attributable to a reduction in marketable securities and continued investment in development projects and water assets.
The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2018	2017
Operating activities	$6,969	$(570)
Investing activities	$(5,450)	$(4,040)
Financing activities	$(2,147)	$6,848
Operating Activities
During the first three months of 2018, our operations generated $6,969,000 in cash largely due to the water sales discussed above and collection of accounts receivables.
During the first three months of 2017, our operations used $570,000 of cash as a result of our net loss from operations and in order to pay for growing costs for our crops.
Investing Activities
During the first three months of 2018, investing activities used $5,450,000 of cash, in part, as a result of $3,779,000 in capital expenditures. Capital expenditures, inclusive of capitalized interest and payroll, include predevelopment activities for our master planned communities which amounted to $1,284,000 for MV, $603,000 for Grapevine, and $590,000 for Centennial. At TRCC East, we spent $338,000 constructing a water treatment facility. Within our farming segment, we spent $1,117,000 replacing old machinery and equipment along with developing a new almond orchard. We also purchased marketable securities and water for $10,942,000 and $2,659,000, respectively. Our capital outlays were offset by distributions from unconsolidated joint ventures of $181,000, CFD reimbursements of $1,385,000 and proceeds from maturity of marketable securities of $10,942,000. As we move forward, we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investment.
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
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2018 will be primarily related to real estate projects. Estimated capital investment includes approximately $7,772,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future anticipated absorption. We expect to possibly invest $6,026,000 in permitting and planning activities and defending the approved EIR for Grapevine, $5,514,000 for final approval of tentative tract maps and design activities related to commercial development for MV, and $3,834,000 related to the specific plan EIR, approval of EIR, and mapping activities for Centennial.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2018 and 2017, of $744,000 and $846,000, respectively, is classified in real estate development. We also capitalized payroll and overhead costs related to development, pre-construction, and construction projects which aggregated $1,134,000 and $589,000 for the three months ended March 31, 2018 and 2017, respectively. The increase in capitalized payroll and overhead costs is attributed to additional employees working on our real estate development projects. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first three months of 2018, financing activities used $2,147,000 in cash primarily for paydowns of long-term debt of $985,000 and tax payments on vested share grants of $996,000.
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
It is difficult to accurately predict cash flows due to the nature of our business segments and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit over the next twelve months to fund internal operations. As we move forward with the completion of the entitlement process for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt financing.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the use of additional debt.

Capital Structure and Financial Condition
At March 31, 2018, total capitalization at book value was $498,180,000 consisting of $68,973,000 of debt and $429,207,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 13.8%.
The Company has a Term Loan and a Revolving Line of Credit Note, or collectively the Credit Facility, with Wells Fargo. The Credit Facility consists of a $70,000,000 term note, or Term Loan, and a $30,000,000 revolving line of credit, or RLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR average or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At March 31, 2018 and December 31, 2017, the RLC had an outstanding balance of $0. The Term Loan had outstanding balances of $65,162,000 and $66,046,000 as of March 31, 2018 and December 31, 2017, respectively.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan required interest only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Loan, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2018 and December 31, 2017, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with CMFG Life Insurance Company, to pay principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments of $102,700 ending on September 1, 2028. The current outstanding balance is $3,627,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
Our current and future capital resource requirements will be provided by current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, joint venture agreements, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During April 2016, we filed a shelf registration statement on Form S-3 that went effective in May 2016. Under the shelf registration statement, we may offer and sell in the future one or more offerings, consisting of common stock, preferred stock, debt securities, warrants or any combination of the foregoing. On October 27, 2017, the Company completed a Rights Offering raising $90,000,000 in new capital.
At March 31, 2018, we had $90,588,000 in cash and securities and had $30,000,000 available on our RLC to meet any short-term liquidity needs.
We continue to expect that substantial investments will be required in order to develop our land assets. To meet these future capital requirements, we may need to secure additional debt financing and continue to renew our existing credit facilities. In addition to debt financing, we will use other capital alternatives such as joint ventures with financial partners, sales of assets, and the issuance of common stock. We will use a combination of the above funding sources to properly match funding requirements with the assets or development project being funded. There is no assurance that we can obtain financing or that we can obtain financing at favorable terms. We believe we have adequate capital resources to fund our cash needs and our capital investment requirements in the near-term as described earlier in the cash flow and liquidity discussions.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2018, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$255,873	$2,765	$18,218	$18,846	$216,044
Long-term debt	68,973	3,990	8,352	9,015	47,616
Interest on long-term debt	14,784	2,735	4,971	4,255	2,823
Revolving line of credit borrowings	—	—	—	—	—
Cash contract commitments	9,223	7,014	1,138	—	1,071
Defined Benefit Plan	3,608	150	546	585	2,327
SERP	4,845	413	979	956	2,497
Tejon Ranch Conservancy	3,000	600	1,600	800	—
Financing fees and interest	163	163	—	—	—
Total contractual obligations	$360,469	$17,830	$35,804	$34,457	$272,378
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

As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We plan to contribute $160,000 to our defined benefit plan in 2018.
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
Estimated water payments include the Nickel water contract, which obligates us to purchase 6,693 acre-feet of water annually through 2044 and SWP contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. Please refer to Note 5 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding water assets.

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFDs:

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
In connection with the sale of bonds there is a standby letter of credit for $4,921,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at March 31, 2018.
At March 31, 2018, aggregate outstanding debt of unconsolidated joint ventures was $115,301,000. We provided a guarantee on $100,021,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures with operating assets, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,280,000 of debt related to our joint venture with TA/Petro.

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

The following schedule reconciles Adjusted EBITDA and EBITDA to net income.

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net income	$1,455	$(1,913)
Net income (loss) attributable to non-controlling interest	(2)	(11)
Interest, net
Consolidated	(283)	(103)
Our share of interest expense from unconsolidated joint ventures	501	404
Total interest, net	218	301
Income taxes	526	(1,332)
Depreciation and amortization:
Consolidated	1,071	1,150
Our share of depreciation and amortization from unconsolidated joint ventures	919	1,316
Total depreciation and amortization	1,990	2,466
EBITDA	4,191	(467)
Stock compensation expense	948	811
Adjusted EBITDA	$5,139	$344
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

($ in thousands)	Three Months Ended March 31,
Net operating income	2018	2017
Pastoria Energy Facility	1,024	844
TRCC	358	451
Communication leases	174	203
Other commercial leases	158	147
Total Commercial/Industrial net operating income	1,714	1,645

	Three Months Ended March 31,
($ in thousands)	2018	2017
Commercial/Industrial operating income	$835	$446
Plus: Commercial/Industrial depreciation and amortization	149	162
Plus: General, administrative and other expenses	1,108	1,500
Less: Other revenues including land sales	(378)	(463)
Total Commercial/Industrial net operating income	$1,714	$1,645

The Company utilizes net operating income (NOI) of unconsolidated joint ventures, a non-GAAP financial measure, as a measure of financial or operating performance. We believe NOI of unconsolidated joint ventures provides investors with useful information concerning operating performance because it illustrates the profitability of our unconsolidated joint ventures after taking into account operating expenses and before taking into account that interest expense and depreciation and amortization associated with our unconsolidated joint ventures, which costs may vary as a result of credit ratings and cost of capital. We also use this measure internally to monitor the operating performance of our unconsolidated joint ventures. Our computation of this non-GAAP measure may not be the same as similar measures reported by other companies. This non-GAAP financial measure should not be considered as an alternative to net income as a measure of the operating performance of our unconsolidated joint ventures or to cash flows computed in accordance with GAAP as a measure of liquidity, nor are they indicative of cash flows from operating and financial activities of our unconsolidated joint ventures.

The following schedule reconciles net income of unconsolidated joint ventures to NOI of unconsolidated joint ventures. Please refer to Note 15 (Investment in Unconsolidated and Consolidated Joint Ventures) of the Notes to Unaudited Consolidated Financial Statements for further discussion on joint ventures.

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net income of unconsolidated joint ventures	$157	$161
Interest expense of unconsolidated joint ventures	974	786
Operating income of unconsolidated joint ventures	1,131	947
Depreciation and amortization of unconsolidated joint ventures	1,726	2,521
Net operating income of unconsolidated joint ventures	$2,857	$3,468

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial or commodity market prices or rates. We are exposed to market risk in the areas of interest rates and commodity prices.
Financial Market Risks
Our exposure to financial market risks includes changes to interest rates and credit risks related to marketable securities, interest rates related to our outstanding indebtedness and market and credit risks related to trade receivables.
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
We do not have an outstanding balance on our RLC. At the Company's option, the interest rate on the RLC can either float at 1.50% over a selected LIBOR average, or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $65,162,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $3,627,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
Market risk related to our farming inventories ultimately depends on the value of almonds, grapes, and pistachios at the time of payment or sale. Market risk related to our farming inventories is discussed below in the section pertaining to commodity price exposure. Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with our current customers and our periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations and marketable securities and their related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2018
(In thousands except percentage data)

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets:
Marketable securities	$20,790	$30,316	$20,102	401	—	—	71,609	$71,109
Weighted average interest rate	1.60%	1.85%	2.08%	2.51%	—	—	1.85%
Liabilities:
Long-term debt ($4.75M note)	$209	$289	$302	$315	$328	$2,184	$3,627	$3,627
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$2,679	$3,715	$3,881	$4,051	$4,221	$46,615	$65,162	$65,162
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$163	$21	$—	—	—	—	$184	$184
Weighted average interest rate	3.35%	3.35%	3.35%	—	—	—	3.35%

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2017
(In thousands except percentage data)

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets:
Marketable securities	$20,227	$30,315	$20,420	36	68	—	$71,066	$70,868
Weighted average interest rate	1.61%	1.83%	2.02%	—	—	—	1.83%
Liabilities:
Long-term debt ($4.75M note)	$277	$289	$302	$315	$328	$2,184	$3,695	$3,695
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$3,563	$3,715	$3,881	$4,051	$4,221	$46,615	$66,046	$66,046
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$163	$55	—	—	—	—	$218	$218
Weighted average interest rate	3.35%	3.35%	—	—	—	—	3.35%

Commodity Price Exposure
As of March 31, 2018, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2017 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $4,175,000 of accounts receivable outstanding at March 31, 2018, $2,053,000 or 49%, is at risk to changing prices. Of the amount at risk to changing prices, $564,000 is attributable to pistachios and $1,489,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2017 was $3,670,000, or 48% of the total accounts receivable of $7,608,000.
The price estimated for the remaining accounts receivable for pistachios at March 31, 2018 was $2.00 per pound compared to $2.03 per pound at December 31, 2017. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $2,800. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.00 to $2.45. With respect to almonds, the preliminary price estimate for the remaining receivable was $2.52 per pound compared to $2.51 per pound at December 31, 2017. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $5,900. The range of final prices over the last three years for almonds has ranged from $2.58 to $3.67 per pound.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management, carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all information required in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	Amended and Restated Bylaws	FN 2

4.1	Form of First Additional Investment Right	FN 3

4.2	Form of Second Additional Investment Right	FN 4

4.3	Registration and Reimbursement Agreement	FN 5

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6

10.7	*Severance Agreement	FN 7

10.8	*Director Compensation Plan	FN 7

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 10

10.15	Form of Securities Purchase Agreement	FN 11

10.16	Form of Registration Rights Agreement	FN 12

10.17	*2004 Stock Incentive Program	FN 13

10.18	*Form of Restricted Stock Agreement for Directors	FN 13

10.19	*Form of Restricted Stock Unit Agreement	FN 13

10.23	Tejon Mountain Village LLC Operating Agreement	FN 14

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15

10.25	Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 16

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18

10.28	Warrant Agreement	FN 19

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 21

10.31	Amended and Restated Credit Agreement	FN 22

10.32	Term Note	FN 22

10.33	Revolving Line of Credit Note	FN 22

10.34	Amendments to Ground Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24

10.36	*Separation Agreement - Gregory J. Tobias	FN 25

10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26

10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27

10.39	Centennial Redemption and Withdrawal Agreement	FN 28

10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29

10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

FN 4
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.4 to our Current Report on Form 8-K filed on May 7, 2004, is incorporated herein by reference.

FN 5
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2005, is incorporated herein by reference.

FN 6
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.

FN 7
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K, was filed on March 27, 1998, for the year ended December 31, 1997, is incorporated herein by reference.

FN 8
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 2, 2009, for the year ended December 31, 2008, is incorporated herein by reference.

FN 9
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.10 to our Annual Report on Form 10-K filed on March 2, 2009, for the year ended December 31, 2008, is incorporated herein by reference

FN 10
This document filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibit 10.16 to our Annual Report on Form 10-K filed on April 1, 2002, for the year ended December 31, 2001, is incorporated herein by reference.

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

FN 13
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) as Exhibits 10.21-10.23 to our Annual Report on Form 10-K filed on March 16, 2005, for the year ended December 31, 2004, is incorporated herein by reference.

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

FN 16
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 10, 2009, for the period ending June 30, 2009, is incorporated herein by reference.

FN 17
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on May 8, 2013, for the period ending March 31, 2013, is incorporated herein by reference.

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

FN 20
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.29 to our Amended Annual Report on Form 10-K/A filed March 31, 2014, for the year ended December 31, 2013, is incorporated herein by reference.

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

FN 23
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.34 to our Annual Report on Form 10-K filed March 16, 2015, for the year ended December 31, 2014, is incorporated herein by reference.

FN 24
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q filed August 10, 2015, for the period ending June 30, 2015, is incorporated herein by reference.

FN 25
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.36 to our Quarterly Report on Form 10-Q filed November 9, 2015, for the period ending September 30, 2015, is incorporated herein by reference.

FN 26
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed August 9, 2016, for the period ending June 30, 2016, is incorporated herein by reference.

FN 27
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q filed November 8, 2016, for the period ending September 30, 2016, is incorporated herein by reference.

FN 28
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.39 to our Annual Report on Form 10-K filed MArch 13, 2017, for the year ended December 31, 2016, is incorporated herein by reference.

FN 29
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.40 to our Annual Report on Form 10-K filed March 13, 2017, for the year ended December 31, 2016, is incorporated herein by reference.

FN 30
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.41 to our Annual Report on Form 10-K filed March 13, 2017, for the year ended December 31, 2016, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 7, 2018.

TEJON RANCH CO.
(The Company)

/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President, Chief Financial Officer and Corporate Treasurer
(Principle Financial Officer)

/s/ Robert D. Velasquez
Robert D. Velasquez
Senior Vice President, Finance and Chief Accounting Officer
(Principle Accounting Officer)