Form 10-Q
period 2018-06-30
TEJON RANCH CO
filed 2018-08-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2018 was 25,960,262.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Real estate - commercial/industrial	$2,189	$2,083	$4,343	$4,272
Mineral resources	1,500	1,519	10,631	3,520
Farming	542	1,501	1,737	1,932
Ranch operations	839	860	1,828	1,941
Total revenues	5,070	5,963	18,539	11,665
Costs and Expenses:
Real estate - commercial/industrial	1,388	1,902	2,707	3,645
Real estate - resort/residential	433	500	848	1,130
Mineral resources	595	529	4,826	1,853
Farming	1,191	1,258	3,029	2,581
Ranch operations	1,348	1,461	2,737	2,954
Corporate expenses	2,464	2,368	5,196	5,119
Total expenses	7,419	8,018	19,343	17,282
Operating loss	(2,349)	(2,055)	(804)	(5,617)
Other Income:
Investment income	346	95	629	198
Other loss, net	(10)	(275)	(24)	(289)
Total other income (loss)	336	(180)	605	(91)
Loss from operations before equity in earnings of unconsolidated joint ventures	(2,013)	(2,235)	(199)	(5,708)
Equity in earnings of unconsolidated joint ventures, net	652	1,560	819	1,788
(Loss) income before income tax expense	(1,361)	(675)	620	(3,920)
Income tax (benefit) expense	(348)	(472)	178	(1,804)
Net (loss) income	(1,013)	(203)	442	(2,116)
Net loss attributable to non-controlling interest	(16)	(27)	(18)	(38)
Net (loss) income attributable to common stockholders	$(997)	$(176)	$460	$(2,078)
Net (loss) income per share attributable to common stockholders, basic	$(0.04)	$(0.01)	$0.02	$(0.10)
Net (loss) income per share attributable to common stockholders, diluted	$(0.04)	$(0.01)	$0.02	$(0.10)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(1,013)	$(203)	$442	$(2,116)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(68)	17	(370)	55
Benefit plan adjustments	—	1,139	—	1,139
SERP liability adjustments	—	487	—	487
Unrealized gain (loss) on interest rate swap	528	(252)	1,856	122
Other comprehensive income before taxes	460	1,391	1,486	1,803
Provision for income taxes related to other comprehensive income items	(96)	(569)	(312)	(731)
Other comprehensive income	364	822	1,174	1,072
Comprehensive (loss) income	(649)	619	1,616	(1,044)
Comprehensive loss attributable to non-controlling interests	(16)	(27)	(18)	(38)
Comprehensive (loss) income attributable to common stockholders	$(633)	$646	$1,634	$(1,006)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,611	$20,107
Marketable securities - available-for-sale	69,952	70,868
Accounts receivable	2,715	7,608
Inventories	7,335	2,469
Prepaid expenses and other current assets	3,023	2,849
Total current assets	93,636	103,901
Real estate and improvements - held for lease, net	18,931	19,115
Real estate development (includes $96,372 at June 30, 2018 and $94,271 at December 31, 2017, attributable to Centennial Founders, LLC, Note 15)	275,088	267,336
Property and equipment, net	45,738	45,332
Investments in unconsolidated joint ventures	30,742	30,031
Net investment in water assets	49,034	47,130
Deferred tax assets	1,250	1,562
Other assets	4,341	3,792
TOTAL ASSETS	$518,760	$518,199

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,293	$3,545
Accrued liabilities and other	2,832	1,810
Deferred income	1,292	1,118
Current maturities of long-term debt	4,103	4,004
Total current liabilities	11,520	10,477
Long-term debt, less current portion	63,694	65,816
Long-term deferred gains	3,405	3,405
Other liabilities	10,546	11,691
Total liabilities	89,165	91,389
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 25,952,943 at June 30, 2018 and 25,894,773 at December 31, 2017	12,976	12,947
Additional paid-in capital	321,307	320,167
Accumulated other comprehensive loss	(4,090)	(5,264)
Retained earnings	70,852	70,392
Total Tejon Ranch Co. Stockholders’ Equity	401,045	398,242
Non-controlling interest	28,550	28,568
Total equity	429,595	426,810
TOTAL LIABILITIES AND EQUITY	$518,760	$518,199
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$442	$(2,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,220	2,282
Amortization of premium of marketable securities	50	163
Equity in earnings of unconsolidated joint ventures	(819)	(1,788)
Non-cash retirement plan expense	82	366
Gain on sale of property plant and equipment	48	—
Deferred income taxes	—	48
Stock compensation expense	1,776	1,694
Excess tax benefit from stock-based compensation	18	143
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(413)	(3,069)
Current liabilities	1,154	635
Net cash provided by (used in) operating activities	4,558	(1,642)
Investing Activities
Maturities and sales of marketable securities	18,455	4,115
Funds invested in marketable securities	(17,959)	(255)
Real estate and equipment expenditures	(10,386)	(10,943)
Communities Facilities District and other reimbursements	1,385	—
Investment in unconsolidated joint ventures	—	(252)
Distribution of equity from unconsolidated joint ventures	373	2,848
Investments in long-term water assets	(2,659)	(4,468)
Other	(1)	—
Net cash used in investing activities	(10,792)	(8,955)
Financing Activities
Borrowings of short-term debt	—	12,300
Repayments of long-term debt	(2,033)	(1,899)
Rights offering costs	(166)	—
Taxes on vested stock grants	(1,063)	(540)
Net cash (used in) provided by financing activities	(3,262)	9,861
Decrease in cash and cash equivalents	(9,496)	(736)
Cash and cash equivalents at beginning of period	20,107	1,258
Cash and cash equivalents at end of period	$10,611	$522
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$155	$(463)
Non cash capital contribution to unconsolidated joint venture	$—	$1,339
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
Net income (loss)	—	—	—	—	460	460	(18)	442
Other comprehensive income	—	—	—	1,174	—	1,174	—	1,174
Rights offering costs	—	—	(166)	—	—	(166)	—	(166)
Restricted stock issuance	103,588	52	(52)	—	—	—	—	—
Stock compensation	—	—	2,398	—	—	2,398	—	2,398
Shares withheld for taxes and tax benefit of vested shares	(45,418)	(23)	(1,040)	—	—	(1,063)	—	(1,063)
Balance June 30, 2018	25,952,943	$12,976	$321,307	$(4,090)	$70,852	$401,045	$28,550	$429,595
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries (the Company, Tejon, we, us and our), provided pursuant to Part I, Item 1 of Form 10-Q, is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.
The periods ending June 30, 2018 and 2017 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s June 30, 2018 and December 31, 2017 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
Newly Adopted Accounting Pronouncements
Postretirement Benefits
In March 2017, the FASB issued ASU 2017-07 "Compensation - Retirement Benefits (Topic 715)", which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. As a result of the adoption, the Company reclassified $126,000 and $320,000 from Corporate expenses to Other income, net for the three and six months ended June 30, 2017.
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
The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company selected the modified retrospective transition method. The adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018 and the standard did not have any impact on the Company’s prior period financial statements. During the six months ended June 30, 2018, the Company had no sales or transfers of nonfinancial assets to customers.
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
During the first quarter of 2018, we adopted the revenue recognition ASU using the full retrospective method. Under this method, all periods presented were restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 was recorded to retained earnings as of January 2, 2016.
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
During the second quarter of 2017, the Company recognized $475,000 and $411,000 of revenues and profit from the 2016 land sale, respectively, in the results of operations for the three-and six-months ended June 30, 2017. In applying the accounting principles under Topic 606, the Company appropriately applied the full retrospective method to this land sale during the three- and six-months ended June 30, 2017 results of operations and recognized $73,000 and $9,000 of revenues and profit from the sale of land, respectively.
No other differences were noted during our evaluation.
Please also refer to Critical Accounting Policies in Part I, Item 2 of this report for discussion on changes to critical accounting policies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding:
Common stock	25,950,851	20,855,112	25,931,940	20,841,627
Common stock equivalents	19,748	22,837	29,198	44,003
Diluted shares outstanding	25,970,599	20,877,949	25,961,138	20,885,630

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

($ in thousands)		June 30, 2018		December 31, 2017
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$6,625	$6,563	$6,238	$6,222
with unrecognized losses for more than 12 months		987	984	102	100
with unrecognized gains		—	—	2,088	2,089
Total Certificates of deposit	Level 1	7,612	7,547	8,428	8,411
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		30,010	29,780	29,741	29,669
with unrecognized losses for more than 12 months		137	136	137	135
with unrecognized gains		3	4	152	153
Total U.S. Treasury and agency notes	Level 2	30,150	29,920	30,030	29,957
Corporate notes
with unrecognized losses for less than 12 months		21,856	21,662	18,230	18,159
with unrecognized losses for more than 12 months		2,499	2,479	2,804	2,788
with unrecognized gains		—	—	—	—
Total Corporate notes	Level 2	24,355	24,141	21,034	20,947
Municipal notes
with unrecognized losses for less than 12 months		6,995	6,948	10,298	10,288
with unrecognized losses for more than 12 months		955	943	999	987
with unrecognized gains		453	453	277	278
Total Municipal notes	Level 2	8,403	8,344	11,574	11,553
		$70,520	$69,952	$71,066	$70,868
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss, which is recognized through other comprehensive income. At June 30, 2018, the fair market value of investment securities was $568,000 below the cost basis of securities.
As of June 30, 2018, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected an increase in the market value of available-for-sale securities of $370,000, which includes estimated taxes of $79,000. As of June 30, 2018, the Company’s gross unrealized holding gains equaled $1,000 and gross unrealized holding losses equaled $569,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2018
($ in thousands)	2018	2019	2020	2021	Total
Certificates of deposit	$3,497	$2,311	$1,799	$—	$7,607
U.S. Treasury and agency notes	4,176	16,924	9,174	—	30,274
Corporate notes	7,097	9,621	7,150	400	24,268
Municipal notes	1,243	5,157	2,000	—	8,400
	$16,013	$34,013	$20,123	$400	$70,549

	December 31, 2017
($ in thousands)	2018	2019	2020	2021	Total
Certificates of deposit	$4,306	$2,311	$1,799	—	$8,416
U.S. Treasury and agency notes	6,399	14,599	9,171	—	30,169
Corporate notes	7,954	6,430	6,450	—	20,834
Municipal notes	1,568	6,957	3,003	—	11,528
	$20,227	$30,297	$20,423	$—	$70,947
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     REAL ESTATE

($ in thousands)	June 30, 2018	December 31, 2017
Real estate development
Mountain Village	$134,970	$132,034
Centennial	96,372	94,271
Grapevine	29,466	28,139
Tejon Ranch Commerce Center	14,280	12,892
Real estate development	275,088	267,336

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	21,123	21,123
Real estate and improvements - held for lease	21,123	21,123
Less accumulated depreciation	(2,192)	(2,008)
Real estate and improvements - held for lease, net	$18,931	$19,115

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
We have also been purchasing water for future use or sale. In 2008, we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which was held on our behalf by AVEK but is now stored in the Company's water bank. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
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
During the six months ended June 30, 2018, we sold 7,442 acre-feet of water to three different customers totaling $7,992,000 with a cost of $3,679,000, which was recorded in the mineral resources segment on the unaudited Consolidated Statements of Operations.
The costs assigned to water assets held for future use were as follows ($ in thousands):

	June 30, 2018	December 31, 2017
Banked water and water for future delivery	$5,428	$5,220
Transferable water	15,725	13,351
Total tangible water	$21,153	$18,571

Intangible Water Assets
The Company's carrying amounts of its intangible water assets were as follows ($ in thousands):

	June 30, 2018		December 31, 2017
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley Ridge water rights	$12,203	$(3,618)	$12,203	$(3,377)
Nickel water rights	18,740	(2,998)	18,740	(2,678)
Tulare Lake Basin water rights	5,857	(2,303)	5,857	(2,186)
	$36,800	$(8,919)	$36,800	$(8,241)
Net intangible water assets	27,881		28,559
Total tangible water assets	21,153		18,571
Net investments in water assets	$49,034		$47,130

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

(in acre-feet, unaudited)	June 30, 2018	December 31, 2017
Water held for future use
AVEK water bank	13,033	13,033
Company water bank	33,634	31,497
TCWD - Banked water contracted with Company	49,184	49,184
Transferable water	6,082	6,169
Total water held for future use	101,933	99,883
Water contracts - annual availability
Dudley-Ridge, Nickel and Tulare	10,137	10,137
WRMWSD	15,547	15,547
TCWD	5,749	5,749
Total water contracts	31,433	31,433
Total water held for future use and water contracts	133,366	131,316
Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF in 2015. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2018 is $1,088 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	June 30, 2018	December 31, 2017
Accrued vacation	$780	$824
Accrued paid personal leave	481	494
Accrued bonus	1,323	126
Other	248	366
	$2,832	$1,810
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	June 30, 2018	December 31, 2017
Revolving line of credit	$—	$—
Notes payable	67,835	69,741
Other borrowings	91	218
Total short-term and long-term debt	67,926	69,959
Less: line-of-credit and current maturities of long-term debt	(4,103)	(4,004)
Less: deferred loan costs	(129)	(139)
Long-term debt, less current portion	$63,694	$65,816
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
As of June 30, 2018, and December 31, 2017, the RLC had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR average or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The Term Loan had outstanding balances of $64,277,000 and $66,046,000 as of June 30, 2018 and December 31, 2017, respectively. The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the Term Loan has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan required interest-only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables, the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2018 and December 31, 2017, we were in compliance with all financial covenants.
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
In 2013, we entered into a promissory note agreement with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the promissory note is $3,558,000. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	June 30, 2018	December 31, 2017
Pension liability (Note 13)	$2,202	$2,280
Interest rate swap liability (Note 10)[1]	—	894
Supplemental executive retirement plan liability (Note 13)	7,637	7,759
Other	707	758
Total	$10,546	$11,691

[1]The Company's interest rate swap had an asset balance of $962,000 as of June 30, 2018 and is presented under the caption Other Assets on the Consolidated Balance Sheets.
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
The following is a summary of the Company's performance share grants with performance conditions for the six months ended June 30, 2018:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	179,211
Target performance	407,950
Maximum performance	619,512
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	June 30, 2018	December 31, 2017
Stock grants outstanding beginning of the period at target achievement	536,860	386,171
New stock grants/additional shares due to maximum achievement	97,529	295,243
Vested grants	(87,825)	(99,769)
Expired/forfeited grants	(551)	(44,785)
Stock grants outstanding end of period at target achievement	546,013	536,860
The unamortized costs associated with nonvested stock grants and the weighted average period over which it is expected to be recognized as of June 30, 2018 were $6,107,000 and 22 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to a maximum we determine based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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

The following table summarizes stock compensation costs for the Company's 1998 Employee Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee Plan:	2018	2017
Expensed	$1,411	$1,346
Capitalized	622	236
	2,033	1,582
NDSI Plan - Expensed	365	348
Total Stock Compensation Costs	$2,398	$1,930
10.     INTEREST RATE SWAP
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt). The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended June 30, 2018, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of June 30, 2018, the fair value of our interest rate swap agreement exceeds its cost basis and as such is recorded as an asset balance in Other Assets on the Consolidated Balance Sheets.
We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of June 30, 2018 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$962	$64,277
11.     INCOME TAXES
For the six months ended June 30, 2018, the Company's income tax expense was $178,000 compared to income tax benefit of $1,804,000 for the six months ended June 30, 2017. These represent effective income tax rates of approximately 29% and 46% for the six months ended June 30, 2018 and, 2017, respectively. The decrease in the effective income tax rate resulted from the Tax Cut Jobs Act which lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. As of June 30, 2018, we had income tax receivable of $1,243,000. The Company classifies interest and penalties incurred on tax payments as income tax expense. During the six months ended June 30, 2018, the Company did not make any income tax payments. The Company did not record a provisional adjustment for the three- and six-months ended June 30, 2018. As the Company completes its analysis of the accounting for the tax effects of the U.S. Tax Reform, the Company may record additional provisional amounts or adjustments to provisional amounts as discrete items in future periods.

12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments in 2018 of approximately $8,889,000, of which $8,202,000 was paid through the second quarter with the remainder to be paid throughout the year. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract.
The Company is obligated to make payments of approximately $800,000 per year through 2021 to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement we entered into with five major environmental organizations in 2008. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing and are therefore subject to change in amount and period. These amounts are recorded in real estate development for the Centennial, Grapevine and Mountain Village, or MV, projects.
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development and is obligated to pay an earned incentive fee at the time of successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At June 30, 2018 there were no additional improvement funds remaining from the West CFD bonds and there are $6,383,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2018 and future years. During 2018 the Company expects to pay approximately $2,570,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at June 30, 2018.
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
On October 21, 2016, the Central Delta petitioners and a new party, the Center for Food Safety (CFS Petitioners), filed a new lawsuit (the CFS Petition) against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The new lawsuit challenges DWR’s (i) certification of the Revised EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. In response to a motion filed by the CFS Petitioners, on April 7, 2017, the Superior Court denied the CFS Petitioners’ motion to stay the Superior Court proceedings on the return to the 2014 Writ and CFS petition pending appeal. The Superior Court subsequently modified the 2014 Writ to authorize the KWBA to construct an additional 190 acres of recharge ponds within the KWB pending the court's consideration of DWR's return to the 2014 Writ and the petition in CFS vs DWR. On August 18, 2017, the Superior Court held a hearing on the return to the 2014 Writ and on the CFS Petition. On October 2, 2017, the Superior Court issued a ruling that the court shall deny the CFS Petition and shall discharge the 2014 Writ. CFS has appealed the Superior Court judgment denying the CFS Petition. The Court of Appeal granted DWR’s motion to consolidate the CFS appeal, for hearing, with the pending appeals in the Central Delta case. Briefing on the appeal of the judgment regarding the CFS Petition is anticipated to be completed in the fourth quarter of 2018.
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
On July 27, 2018 the court held a hearing on the petitioners’ claims. At that hearing, the court rejected all of petitioners’ claims raised in the litigation, except petitioners’ claims that (i) the project description was inadequate and (ii) such inadequacy resulted in aspects of certain environmental impacts being improperly analyzed. As to the claims described in romanettes “(i)” and “(ii)” in the foregoing sentence, the court determined that the EIR was inadequate. In that regard, the court determined the Grapevine project description contained in the EIR allowed development to occur in the time and manner determined by the real parties in interest and, as a consequence, such development flexibility could result in the project’s internal capture rate (ICR) - the percent of vehicle trips remaining within the project - actually being lower than the projected ICR levels used in the EIR to analyze various environmental impacts.
The court tentatively granted a writ of mandate ordering the County to prepare a supplemental environmental impact report to address potential environmental effects resulting from the Grapevine project’s actual ICR being lower than projected in the EIR with respect to traffic, air quality, greenhouse gas emissions, noise, public health and growth inducing impacts. The court did not issue a final ruling at the July 27, 2018 hearing, reserving the scope of the writ for further hearing. The court set a February 15, 2019 hearing to consider and rule on what remedies it may impose as part of a final ruling, including whether to invalidate the Grapevine project approvals. The parties will submit briefs to the court on their respective position as to what remedies should apply. Following the February 15, 2019 hearing, the court will then issue a final judgment issuing a writ of mandate and ordering whatever lawful remedy it deems appropriate. Following issuance of the final ruling, either party may appeal the court’s decision.
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

Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy targets 65% equities, 25% debt and 10% money market funds. Equity and debt investment percentages are generally allowed to fluctuate plus or minus 20% to take advantage of market conditions. As an example, equities could fluctuate from 78% to 52% of plan assets. At June 30, 2018, the investment mix was approximately 60% equity, 37% debt, and 3% money market funds. At December 31, 2017, the investment mix was approximately 57% equity, 37% debt, and 6% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted average discount rates used in determining periodic pension cost were 3.7% and 3.9% in 2018 and 2017, respectively. The expected long-term rate of return on plan assets is 7.5% in 2018 and 2017. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2018	2017
Cost components:
Service cost-benefits earned during the period	$—	$(45)
Interest cost on projected benefit obligation	(182)	(198)
Expected return on plan assets	292	263
Net amortization and deferral	(32)	(73)
Total net periodic pension earnings (cost)	$78	$(53)
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

	Six Months Ended June 30,
($ in thousands)	2018	2017
Cost components:
Interest cost on projected benefit obligation	$(128)	$(146)
Net amortization and deferral	(32)	(166)
Total net periodic pension cost	$(160)	$(312)
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

The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Pastoria Energy Facility	$877	$881	$1,901	$1,725
TRCC Leasing	429	392	836	919
TRCC management fees and reimbursements	187	238	400	450
Commercial leases	185	156	345	306
Communication leases	297	167	481	374
Landscaping and other	214	176	380	425
Land sale	—	73	—	73
Commercial/industrial revenues	2,189	2,083	4,343	4,272
Equity in earnings from unconsolidated joint ventures	652	1,560	819	1,788
Total commercial/industrial revenues and equity in earnings from unconsolidated joint ventures	2,841	3,643	5,162	6,060
Profit from commercial/industrial and unconsolidated joint ventures	$1,453	$1,741	$2,455	$2,415

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $848,000 and $1,130,000 for the six months ended June 30, 2018 and 2017, respectively. The segment produced losses of $433,000 and $500,000 for the three months ended June 30, 2018 and 2017, respectively.
The mineral resources segment receives oil and mineral royalties from exploration and development companies that extract or mine the natural resources from our land in addition to periodic reimbursable costs from lessors. The segment also, as opportunities arise periodically, may generate revenues through water transactions. The revenue components of the mineral resources segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Oil and gas	$623	$429	$1,161	$805
Cement	477	519	828	797
Rock aggregate	344	248	546	428
Exploration leases		—
Water Sales	—	146	7,992	1,254
Reimbursables and other	56	177	104	236
Total mineral resources revenues	1,500	1,519	10,631	3,520
Profit from mineral resources	$905	$990	$5,805	$1,667

The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Almonds	$250	$790	$1,174	$790
Pistachios	41	312	84	568
Other	251	399	479	574
Total farming revenues	542	1,501	1,737	1,932
(Loss) profit from farming	$(649)	$243	$(1,292)	$(650)
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Game management	$308	$277	$604	$578
Grazing	401	474	807	898
High Desert Hunt Club	17	24	183	190
Filming and other	113	85	234	275
Total ranch operations revenues	839	860	1,828	1,941
Loss from ranch operations	$(509)	$(601)	$(909)	$(1,013)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at June 30, 2018 was $30,742,000. The equity in the income of the unconsolidated joint ventures was $819,000 for the six months ended June 30, 2018. The unconsolidated joint ventures have not been consolidated as of June 30, 2018, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At June 30, 2018, the Company had an equity investment balance of $19,128,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form two 50%/50% joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. At June 30, 2018, the Company's investment balance in these joint ventures was in deficit position of $770,000, based on the reasons discussed below.

◦
TRC-MRC 2, LLC was formed to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note (Note II), also guaranteed by both partners. Note II matures on July 1, 2028 and currently has an outstanding principal balance of $25,240,000. Since inception, we have received excess distributions resulting in a deficit balance of $716,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

◦
TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since inception, we have received excess distributions resulting in a deficit balance of $54,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately. The joint venture currently has borrowings under a $25,000,000 construction loan which has a current balance of $21,779,000. Half of the facility is currently leased to Dollar General while the other half is under lease negotiations with a prospective tenant.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At June 30, 2018, the Company’s combined equity investment balance in these three joint ventures was $11,614,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC. The Company owns a 50% interest in each of the joint ventures. Currently, the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General, which has options to extend the lease to April 2022. For operating revenue, please see the following table. The Five West Parcel LLC joint venture currently has an outstanding term loan with a balance of $9,442,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture, which was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square-foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs. The remaining 40% was funded through equity contributions from the two members. The Company has 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, and as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of June 30, 2018, had an outstanding balance of $47,798,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes and CalAtlantic that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE, beginning in the third quarter of 2009, and the Company was determined to be the primary beneficiary. As a result, CFL has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis Investment Company, or Lewis, entered a Redemption and Withdrawal Agreement, whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, CFL redeemed Lewis' entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $11,039,000. At June 30, 2018, the Company owned 90.89% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Unaudited condensed statement of operations for the six months ended June 30, 2018 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30, 2018 are as follows:

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$30,384	$30,825	$1,957	$3,021	$1,174	$1,813
Five West Parcel, LLC	698	702	226	231	112	116
18-19 West, LLC	3	2	(26)	(30)	(13)	(14)
TRCC/Rock Outlet Center, LLC[1]	2,032	2,726	(1,259)	(82)	(629)	(41)
TRC-MRC 1, LLC	139	—	(101)	—	(50)	—
TRC-MRC 2, LLC[2]	979	905	115	(629)	58	(314)
	$34,235	$35,160	$912	$2,511	$652	$1,560

Centennial Founders, LLC	$(76)	$—	$(194)	$(207)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.4 million and $0.5 million as of June 30, 2018 and 2017, respectively.
(2) Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $0.2 million and $1.0 million as of June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$55,061	$57,232	$2,844	$4,523	$1,706	$2,714
Five West Parcel, LLC	1,395	1,418	417	500	208	250
18-19 West, LLC	6	5	(53)	(54)	(26)	(27)
TRCC/Rock Outlet Center, LLC[1]	3,507	5,275	(2,354)	(1,091)	(1,177)	(546)
TRC-MRC 1, LLC	139	—	(102)	(2)	(51)	(1)
TRC-MRC 2, LLC[2]	1,957	1,840	317	(1,204)	159	(602)
	$62,065	$65,770	$1,069	$2,672	$819	$1,788

Centennial Founders, LLC	$11	$1	$(212)	$(317)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.8 million and $1.0 million as of June 30, 2018 and 2017, respectively.
(2) Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $0.4 million and $2.0 million as of June 30, 2018 and 2017, respectively.

	June 30, 2018				December 31, 2017
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$70,625	$(15,281)	$52,548	$19,128	$67,435	$(15,280)	$49,705	$17,422
Five West Parcel, LLC	15,902	(9,442)	6,389	3,010	15,738	(9,711)	5,972	2,802
18-19 West, LLC	4,652	—	4,652	1,756	4,704	—	4,704	1,782
TRCC/Rock Outlet Center, LLC	78,098	(47,798)	29,822	6,848	81,610	(48,769)	32,177	8,025
TRC-MRC 1, LLC	26,510	(21,779)	4,439	—	25,380	(19,433)	4,541	—
TRC-MRC 2, LLC	24,144	(25,240)	(1,432)	—	20,336	(21,080)	(992)	—
Total	$219,931	$(119,540)	$96,418	$30,742	$215,203	$(114,273)	$96,107	$30,031

Centennial Founders, LLC	$90,811	$—	$90,425	***	$89,721	$—	$88,862	***

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

•	Three joint ventures with Rockefeller Development Group:

◦	Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased;

◦	18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West;

◦	TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience;

•	Two joint ventures with Majestic Realty Co. to develop, manage, and operate industrial buildings within TRCC:

◦
TRC-MRC 1, LLC, was formed to develop and operate an approximately 480,480 square foot industrial building, which was completed during 2017 and partially leased during the first quarter of 2018 with lease negotiations for the remaining space ongoing;

◦	TRC-MRC 2, LLC, which owns a 651,909 square foot building in TRCC-West that is fully leased;
These joint ventures help us to expand our commercial/industrial business activities within TRCC.
The resort/residential real estate segment is actively involved in the land entitlement and development process through wholly-owned subsidiaries and a joint venture. Our active developments within resort/residential are MV, Centennial, and Grapevine.

•
MV encompasses a total of 26,417 acres, of which 5,082 acres will be used for the mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space.

•
The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes, and 10.1 million square feet of commercial development.

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
For the first six months of 2018 we had a net income attributable to common stockholders of $460,000 compared to net loss attributable to common stockholders of $2,078,000 for the first six months of 2017. The key driver for this is a $4,138,000 improvement within our mineral resources segment driven by improved water sales. Offsetting this improvement were reductions in farming and joint venture operating results of $643,000 and $969,000, respectively.
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
During the six months ended June 30, 2018, other than the following, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.
The accounting policy change is attributable to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (the “new revenue standard” or Accounting Standards Codification Topic 606, (“ASC 606”)) on January

1, 2018. These revenue recognition policy updates are applied retrospectively in our financial statements from December 1, 2017 forward. Reported financial information for the historical comparable period was revised and reported under the new accounting standard in effect.
ASC 606 - "Revenue from Contracts with Customers"
Leases subject to ASC 840 - "Leases"
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
Revenue from Contracts with Customers subject to ASC 606:
A portion of the Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The majority of the Company’s revenues are recorded at a point in time from the sale of tangible products.
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

The adoption of ASC 606 did not have an impact on our accounts receivables. Accounts receivables resulting from contracts with customers are as follows:

	June 30, 2018	December 31, 2017
Subject to ASC 606
Farming	1,067	5,745
Management Fees	281	744
Ranch Operations	260	209
Total Subject to ASC 606	1,608	6,698

Not Subject to ASC 606
Leases	1,074	885
Other	33	25
Total Not Subject to ASC 606	1,107	910
Total Accounts Receivable	2,715	7,608

Results of Operations
Comparison of six months ended June 30, 2018 to six months ended June 30, 2017
Total revenues for the first six months of 2018 were $18,539,000 compared to $11,665,000 for the first six months of 2017, representing an increase of $6,874,000, or 59%. The increase is attributed to increased mineral resource revenues of $7,111,000 resulting from Kern County's moderate drought conditions allowing for water sales opportunities during the first six months of 2018.
Real Estate – Commercial/Industrial:
Commercial/industrial real estate segment revenues were $4,343,000 for the first six months of 2018, an increase of $71,000, or 2%, from $4,272,000 when compared to the first six months of 2017. The increase is primarily attributed to rent escalations of $166,000 associated with our Pastoria Energy Facility and commercial leases. The increase was offset by the absence of land sales revenues of $73,000.
Commercial/industrial real estate segment expenses were $2,707,000 during the first six months of 2018, a decrease of $938,000, or 26%, from $3,645,000 when compared to the same period in 2017. This decrease is attributed to reduced payroll and overhead of $525,000 and stock compensation of $133,000. We also saw decreases in land sales costs and professional services of $64,000 and $76,000, respectively.
Real Estate – Resort/Residential:
Resort/residential real estate segment expenses were $848,000 during the first six months of 2018, a decrease of $282,000, or 25%. The decrease is attributed to reduced professional expenses, namely consulting costs, of $294,000.

Mineral Resources:

Mineral resources segment revenues were $10,631,000 for the first six months of 2018, an increase of $7,111,000, or 202%, from $3,520,000 when compared to the same period in 2017. During the first quarter, Kern County was under moderate drought conditions increasing water sales opportunities. Comparatively, we sold 7,442 acre-feet and 939 acre-feet as of June 30, 2018 and 2017, respectively. We have entered into a contract with a third-party to sell 7,000 acre-feet of water over the next two years. We also saw an increase in oil royalties of $360,000 resulting from increased commodity prices. The average price per barrel of oil was $67 and $35 as of the six months ended June 30, 2018 and 2017, respectively.
Mineral resources segment expenses were $4,826,000 for the first six months of 2018, an increase of $2,973,000, or 160%, compared to the same period in 2017. The increase in costs is related to the increased water sales discussed above.

Farming:
Farming segment revenues were $1,737,000 for the first six months of 2018, a decrease of $195,000, or 10%, from $1,932,000 when compared to the same period in 2017. The $195,000 decrease is primarily attributable to a $485,000 decrease in 2017 carryover pistachio sales. Comparatively we sold 38,000 pounds and 148,000 pounds as of June 30, 2018 and 2017, respectively. We also saw a $105,000 decrease in other revenues resulting from a reduction in the number of farm acres leased. Offsetting the revenue declines were increases in 2017 carryover almond sales of $384,000. Comparatively we sold 412,000 pounds and 177,000 pounds as of June 30, 2018 and 2017, respectively.
Farming segment expenses were $3,029,000 for the first six months of 2018, an increase of $448,000, or 17%, from $2,581,000 when compared to the same period in 2017. During this period, we saw an increase in almond cost of sales of $648,000 and a decrease in pistachio cost of sales of $196,000 for the reasons discussed above.
Ranch Operations:
Ranch operations revenues were $1,828,000 for the first six months of 2018, a decrease of $113,000, or 6%, from $1,941,000 for the same period in 2017. The decrease is attributed to reductions in grazing revenues of $91,000 and filming revenues of $21,000.
Ranch operations expenses were $2,737,000 for the first six months of 2018, a decrease of $217,000, or 7%, from $2,954,000 for the same period in 2017. The drivers of this decrease include reduced payroll and overhead costs of $128,000, depreciation expense of $30,000, fees $21,000 and repairs and maintenance of $18,000.

Corporate and Other:
Corporate general and administrative costs were $5,196,000, an increase of $77,000, or 2%, from $5,119,000 for the same period in 2017. The increase is attributed to an increase in professional services of $119,000 offset by a reduced costs related to supplies and utility charges during the period when compared to prior year.
Joint Ventures:
Our share of earnings from our joint ventures for the first six months of 2018 was $819,000, a decrease of $969,000, or 54%, from $1,788,000 for the same period in 2017. The primary drivers include the following:

•
There was a $1,008,000 decrease in our share of earnings from our TA/Petro joint venture. The decline is driven by reduced fuel margins as a result of increased gasoline and diesel costs. Comparatively diesel margins were 20 cents and 31 cents per gallon as of June 30, 2018 and 2017, respectively. Comparatively gasoline margins were 49 cents and 66 cents per gallon as of June 30, 2018 and 2017, respectively. Diesel sales volumes were 7.9 million and 8.4 million gallons as of June 30, 2018 and 2017, respectively. Gasoline sales volumes were 6.6 million and 6.4 million gallons as of June 30, 2018 and 2017, respectively.

•
Our share of earnings from our TRCC/Rock Outlet Center joint venture decreased $631,000 resulting from acceleration of amortization of lease intangibles driven by the removal of poor preforming tenants. We are actively seeking tenants for the vacated retail space.

•
There was a $761,000 improvement from our TRC-MRC 2 joint venture. Throughout 2017, TRC-MRC 2 incurred significant non-cash GAAP accounting losses that did not reoccur in 2018. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

Comparison of three months ended June 30, 2018 to three months ended June 30, 2017
Total revenues for the three months ended June 30, 2018 were $5,070,000 compared to $5,963,000 for the three months ended June 30, 2017 representing a decrease of $893,000, or 15%. The decrease is primarily attributable to a decline in farming revenues of $959,000. The decrease was offset by improvements seen within our commercial/industrial segment.
Real Estate – Commercial/Industrial:
Commercial/industrial real estate segment revenues were $2,189,000 for the three months ended June 30, 2018, an increase of $106,000, or 5%, from $2,083,000 for the three months ended June 30, 2017. The improvement is attributed to rent escalations on our leases discussed for the six-months ended June 30, 2018 above.
Commercial/industrial real estate segment expenses were $1,388,000 during the three months ended June 30, 2018, a decrease of $514,000, or 27%, from $1,902,000 for the same period in 2017. This decrease is attributed to reductions in payroll, overhead and stock compensation of $309,000. Additionally, in the absence of a land sale we saw reduction in the cost of sales of land of $64,000.
Real Estate – Resort/Residential:
Resort/residential real estate segment expenses were $433,000 during the three months ended June 30, 2018, a decrease of $67,000, or 13%, from $500,000 for the same period in 2017. The decrease is attributed to reduced professional service costs for the same reasons discussed for the six-months ended June 30, 2018 above.

Mineral Resources:

Mineral resources segment revenues were $1,500,000 for the three months ended June 30, 2018, a decrease of $19,000, or 1%, from $1,519,000 for the same period in 2017. Although we saw increases in oil royalties resulting from an increase in average commodity prices, we experienced reductions in areas such as cement production and reimbursements from our mineral lease tenants. Please refer to Footnote 14 - Reporting Segments and Related Information for further details regarding revenue components of the mineral resources segment.
Mineral resources segment expenses were $595,000 for the three months ended June 30, 2018, an increase of $66,000, or 12%, from $529,000 for the same period in 2017. The increase resulted from consulting costs associated with our water activities.

Farming:
Farming segment revenues were $542,000 for the three months ended June 30, 2018, a decrease of $959,000, or 64%, compared to $1,501,000 for the same period in 2017. The $959,000 change is primarily attributable to the following:

•
Almond revenues decreased $540,000 resulting from reduced 2017 carryover almond sales. During the comparative periods, we sold 86,000 and 177,000 pounds during the quarters ended June 30, 2018 and 2017, respectively.

•
Pistachio revenues decreased $271,000 resulting from reduced 2017 carryover pistachio sales. During the comparative periods, we sold 38,000 and 148,000 pounds during the quarters ended June 30, 2018 and 2017, respectively.

•	The remainder of the decrease is attributed to reduced farm land lease revenues resulting from fewer acres leased as discussed above.
Farming segment expenses were $1,191,000 for the three months ended June 30, 2018, a decrease of $67,000, or 5%, compared to $1,258,000 for the same period in 2017. The decrease is attributed to the reduced pistachio and almond sales discussed above.
Ranch Operations:
Ranch operations revenues were $839,000 for the three months ended June 30, 2018, a decrease of $21,000, or 2%, from $860,000 during the same period in 2017. The decrease is largely attributed to a decrease in grazing revenues of $73,000, this decrease is offset by increases in game management of $31,000 and filming of $28,000. Please refer to Footnote 14 - Reporting Segments and Related Information for further details regarding revenue components of the ranch operations segment.
.

Ranch operations expenses were $1,348,000 for the three months ended June 30, 2018, a decrease of $113,000, or 8%, compared $1,461,000 for the same period in 2017. The decrease is primarily attributed to reductions in payroll, overhead, and bonuses of $103,000. All other decreases are attributed to declines in repairs and maintenance and supply costs.
Corporate and Other:
Corporate general and administrative costs were $2,464,000, an increase of $96,000, or 4%, compared to the same period in 2017. This increase is mainly attributed to an increase of $30,000 in depreciation as we placed in service more assets in the quarter when compared to the prior period. In addition, we experienced an increase in insurance charges of $45,000 stemming from a refund received in 2017.
Joint Ventures:
Our share of earnings from our joint ventures was $652,000, a decrease of $908,000, or 58%, during the second quarter of 2018 when compared to the same period in 2017. The primary drivers include the following:

•
There was a $639,000 decrease in our share of earnings from our TA/Petro joint venture driven by reduced fuel margins resulting from increased fuel costs. Comparatively diesel margins were 22 cents and 34 cents per gallon as of the quarters ended June 30, 2018 and 2017, respectively. Comparatively gasoline margins were 52 cents and 68 cents per gallon as of the quarters ended June 30, 2018 and 2017, respectively. Diesel sales volumes were 4.1 million and 4.2 million gallons as of the quarters ended June 30, 2018 and 2017, respectively. Gasoline sales volumes were 3.6 million and 3.7 million gallons as of the quarters ended June 30, 2018 and 2017, respectively.

•
Our share of earnings from our TRCC/Rock Outlet Center decreased $588,000 resulting from acceleration of amortization of lease intangibles driven by the removal of poor preforming tenants. We are actively seeking tenants for the vacated retail space.

•
There was a $372,000 improvement from our TRC-MRC 2 joint venture. Throughout 2017, TRC-MRC 2 incurred significant non-cash GAAP accounting losses that did not reoccur in 2018. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

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
Commercial
For the six months ended June 30, 2018 we had no leases that expired, nor did we have any material lease renewals.
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
During 2018, approval for expansion of the Foreign Trade Zone (FTZ) was granted by the U.S. Department of Commerce. The expanded FTZ now covers all the industrial sites within TRCC, an area totaling 1,094 acres. The FTZ designation allows the user to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the zone. This FTZ designation is further supplemented by the Economic Development Incentive Policy, or EDIP adopted by the Kern County Board of Supervisors. EDIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. The EDIP provides incentives such as tax breaks, building supporting infrastructure, or workforce development.
We believe that the FTZ and EDIP along with our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial space users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company partnered with Majestic Realty Co. in the development of a 480,000 square foot, state-of-the-art distribution facility that was completed in the third quarter of 2017. Currently, half the building is leased while the other half is under lease negotiations.
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
During the quarter ended June 30, 2018, vacancy rates in the Inland Empire increased from 3.7% to end at 3.8% when compared to December 31, 2017, primarily due to strong absorption. Lease rates have increased in the Inland Empire by $0.04 per square foot over the past 12 months, this increase may begin to give us a greater pricing advantage due to our low land basis.
During the quarter ended June 31, 2018, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, increased 20 basis points from 1.7% to end at 1.9% when compared to December 31, 2017. The northern Los Angeles industrial market continues to see available supply remain at extremely low levels, and with limited new construction, this will result in vacancy remaining at all-time lows and rental rates anticipated to continue to increase. Demand for industrial space in this market will continue to be driven by domestic and global consumption levels.
We expect that the commercial/industrial real estate segment will continue to incur costs at current levels, net of amounts capitalized, primarily related to marketing costs, commissions, planning costs, and staffing costs as we continue forward with our development plans.
Resort Residential
Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment will continue to focus on the following:

•
For Grapevine, we are working with Kern County to defend litigation related to the approved EIR. The entire litigation and permitting process for Grapevine will take several years and the investment of several million dollars to successfully complete.

•
For Centennial, we are working with the Los Angeles County Department of Regional Planning to prepare the release of the Final Environmental Impact Report that will be considered first by the Los Angeles County Regional Planning Commission during the third quarter of 2018, and later by the Board of Supervisors.

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

Farming
Freezing temperatures experienced in February appear to have not impacted production within California's almond industry in any significant amount at this time. Our almond crops did not experience any significant level of frost damage; however the suboptimal weather conditions may have prevented bees from adequately pollinating our almonds. Harvest has not begun, and at this time it is still too early to determine 2018 almond, pistachio and wine grape yields will be. Due to our exposure to the commodity markets, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. Additionally, we are unable to predict the outcome of ongoing trade discussions with foreign nations nor are we able to predict the resulting impact over crop demand or pricing. Lastly, increased tariffs from China and India which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Thus far in 2018, prices for almonds and pistachios have seen some decline due to the uncertainly surrounding trade tariffs.
Mineral Resources
As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. The 2018 moderate drought conditions have led to water sales opportunities, including multi-year agreements as we have done in the past. We expect to only have limited water sales opportunities for the remainder of the year.

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
Income Taxes
For the six months ended June 30, 2018, the Company had net income tax expense of $178,000 compared to a net income tax benefit of $1,804,000 for the six months ended June 30, 2017. These represent effective tax rates of approximately 29% and 46% for the six months ended June 30, 2018 and, 2017, respectively. As of June 30, 2018, income tax receivables were $1,243,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses.

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
On October 27, 2017, the Company completed a Rights Offering raising $90,000,000 in new capital.
Our cash, cash equivalents and marketable securities totaled $80,563,000 at June 30, 2018, a decrease of $10,412,000 from $90,975,000 as of December 31, 2017. The use of cash is attributed to ongoing development costs associated with our commercial/industrial and resort/residential segments.
The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2018	2017
Operating activities	$4,558	$(1,642)
Investing activities	$(10,792)	$(8,955)
Financing activities	$(3,262)	$9,861
Operating Activities
During the first six months of 2018, our operations generated $4,558,000 in cash largely due to the water sales discussed above and collection of accounts receivable offset by the buildup of inventoried crop costs.
During the first six months of 2017, our operations used $1,642,000 of cash in order to fund crop growing costs.
Investing Activities
During the first six months of 2018, investing activities used $10,792,000 of cash, in part, as a result of $10,386,000 in capital expenditures. Capital expenditures, inclusive of capitalized interest and payroll, include predevelopment activities for our master planned communities which include tentative tract maps and planning and design for Farm Village totaling $2,086,000 for MV; expenditures relating to regulatory permits and litigation of $1,188,000 for Grapevine, and costs related to approval of specific plan of $1,913,000 for Centennial. At TRCC, we spent $2,723,000 on water treatment facility improvements, water infrastructure improvements and planning. Within our farming segment, we spent $2,061,000 replacing old machinery and equipment along with developing new almond orchards. We also purchased marketable securities and water for $17,959,000 and $2,659,000, respectively. Our capital outlays were offset by distributions from unconsolidated joint ventures of $373,000, CFD reimbursements of $1,385,000 and proceeds from maturity of marketable securities of $18,455,000. As we move forward, we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investment.
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
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2018 will be primarily related to real estate projects. Estimated capital investment includes approximately $5,387,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future anticipated absorption. We expect to possibly invest $2,322,000 in permitting and planning activities and defending the approved EIR for Grapevine, $3,832,000 for final approval of tentative tract maps and design activities related to commercial development for MV, and $3,788,000 related to the specific plan EIR, approval of EIR, and mapping activities for Centennial.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2018 and 2017, of $1,479,000 and $1,745,000, respectively, is classified in real estate development. We also capitalized payroll and overhead costs related to development, pre-construction, and construction projects which aggregated $2,073,000 and $842,167 for the six months ended June 30, 2018 and 2017, respectively. The increase in capitalized payroll and overhead costs is attributed to additional employees working on our real estate development projects. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first six months of 2018, financing activities used $3,262,000 in cash primarily for servicing of long-term debt of $2,033,000 and tax payments on vested share grants of $1,063,000.
During the first six months of 2017, financing activities provided $9,861,000 in cash primarily through $12,300,000 in drawdowns from our line of credit. As of June 30, 2017, there was an outstanding balance of $20,000,000 on our revolving line of credit. The use of our line of credit primarily reflects the cyclical nature of cash flow in our farming segment as inventory costs build as we move into the second half of the year and the harvest season begins and to water activity during the quarter. The cash inflows were offset by servicing of long-term debt of $1,899,000 and tax payments on vested share grants of $540,000.
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
Capital Structure and Financial Condition
At June 30, 2018, total capitalization at book value was $497,521,000 consisting of $67,926,000 of debt and $429,595,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 13.7%.
The Company has a Term Loan and a Revolving Line of Credit Note, or collectively the Credit Facility, with Wells Fargo. The Credit Facility consists of a $70,000,000 term note, or Term Loan, and a $30,000,000 revolving line of credit, or RLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR average or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At June 30, 2018 and December 31, 2017, the RLC had an outstanding balance of $0. The Term Loan had outstanding balances of $64,277,000 and $66,046,000 as of June 30, 2018 and December 31, 2017, respectively.
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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2018 and December 31, 2017, we were in compliance with all financial covenants.
We also have a promissory note agreement to pay a principal amount of $4,750,000 with CMFG Life Insurance Company, to pay principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments of $102,700 ending on September 1, 2028. The current outstanding balance is $3,558,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
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
At June 30, 2018, we had $80,563,000 in cash and securities and had $30,000,000 available on our RLC to meet any short-term liquidity needs.
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
Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2018, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$253,795	$687	$18,218	$18,846	$216,044
Long-term debt	67,926	4,012	8,367	9,115	46,432
Interest on long-term debt	13,995	2,603	4,885	4,162	2,345
Revolving line of credit borrowings	—	—	—	—	—
Cash contract commitments	10,308	8,099	1,138	—	1,071
Defined Benefit Plan	3,558	100	546	585	2,327
SERP	4,682	250	979	956	2,497
Tejon Ranch Conservancy	2,800	400	1,600	800	—
Financing fees and interest	163	163	—	—	—
Total contractual obligations	$357,227	$16,314	$35,733	$34,464	$270,716
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
In connection with the sale of bonds there is a standby letter of credit for $4,921,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $83,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at June 30, 2018.
At June 30, 2018, aggregate outstanding debt of unconsolidated joint ventures was $119,540,000. We provided a guarantee on $104,259,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures with operating assets, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,281,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance and liquidity. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, and stock compensation expense. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments and they should not be considered as alternatives to those indicators in evaluating performance or liquidity. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following schedule reconciles Adjusted EBITDA and EBITDA to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Net (loss) income	$(1,013)	$(203)	$442	$(2,116)
Net loss attributable to non-controlling interest	(16)	(27)	(18)	(38)
Interest, net
Consolidated	(346)	(95)	(629)	(198)
Our share of interest expense from unconsolidated joint ventures	554	428	1,056	832
Total interest, net	208	333	427	634
Income taxes	(348)	(472)	178	(1,804)
Depreciation and amortization:
Consolidated	1,149	1,132	2,220	2,282
Our share of depreciation and amortization from unconsolidated joint ventures	1,135	1,322	2,053	2,638
Total depreciation and amortization	2,284	2,454	4,273	4,920
EBITDA	1,147	2,139	5,338	1,672
Stock compensation expense	828	883	1,776	1,694
Adjusted EBITDA	$1,975	$3,022	$7,114	$3,366
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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net operating income	2018	2017	2018	2017
Pastoria Energy Facility	$877	$881	$1,901	$1,725
TRCC	357	337	715	788
Communication leases	296	161	470	364
Other commercial leases	186	143	344	290
Total Commercial/Industrial net operating income	$1,716	$1,522	$3,430	$3,167

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Commercial/Industrial operating income	$801	$181	$1,636	$627
Plus: Depreciation and amortization	182	140	331	302
Plus: General, administrative and other expenses	1,135	1,687	2,243	3,187
Less: Other revenues including land sales	(402)	(486)	(780)	(949)
Total Commercial/Industrial net operating income	$1,716	$1,522	$3,430	$3,167

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Net income of unconsolidated joint ventures	$912	$2,511	$1,069	$2,672
Interest expense of unconsolidated joint ventures	1,078	832	2,052	786
Operating income of unconsolidated joint ventures	1,990	3,343	3,121	3,458
Depreciation and amortization of unconsolidated joint ventures	2,118	2,529	3,844	2,521
Net operating income of unconsolidated joint ventures	$4,108	$5,872	$6,965	$5,979

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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $64,277,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $3,558,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2018
(In thousands except percentage data)

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets:
Marketable securities	$16,033	$33,980	$20,104	$403	—	—	70,520	$69,952
Weighted average interest rate	1.70%	1.90%	2.09%	2.51%	—	—	1.91%
Liabilities:
Long-term debt ($4.75M note)	$140	$289	$302	$315	$328	$2,184	$3,558	$3,558
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$1,794	$3,715	$3,881	$4,051	$4,221	$46,615	$64,277	$64,277
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$43	$43	$5	—	—	—	$91	$91
Weighted average interest rate	3.35%	3.35%	3.35%	—	—	—	3.35%

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

Commodity Price Exposure
As of June 30, 2018, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2017 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $2,715,000 of accounts receivable outstanding at June 30, 2018, $992,000 or 24%, is at risk to changing prices. Of the amount at risk to changing prices, $163,000 is attributable to pistachios and $829,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2017 was $3,670,000, or 46% of the total accounts receivable of $7,608,000.
The price estimated for the remaining accounts receivable for pistachios at June 30, 2018 was $2.00 per pound compared to $2.03 per pound at December 31, 2017. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $800. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.00 to $2.45. With respect to almonds, the preliminary price estimate for the remaining receivable was $2.52 per pound compared to $2.51 per pound at December 31, 2017. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $3,300. The range of final prices over the last three years for almonds has ranged from $2.58 to $3.67 per pound.

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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 12 (Commitments and Contingencies) in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
Except for the addition of the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.

Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

We may experience negative impacts of higher pistachio and almond tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. Thus far during 2018, the Chinese government has increased the tariff on U.S. pistachio and almond imports into China to 45% and 50%, respectively, from 5% and 10% at the beginning of 2018. We cannot estimate the exact effect this tariff increase will have on the overall domestic almond and pistachio markets. However, the increased tariff is expected to reduce overall U.S. almond and pistachio export demand, which could have a negative effect on U.S. domestic almond and pistachio prices.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 7, 2018.

TEJON RANCH CO.
(The Company)

/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President, Chief Financial Officer and Corporate Treasurer
(Principle Financial Officer)

/s/ Robert D. Velasquez
Robert D. Velasquez
Senior Vice President, Finance and Chief Accounting Officer
(Principle Accounting Officer)