Form 10-Q
period 2018-09-30
TEJON RANCH CO
filed 2018-11-06
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                         Accelerated filer      ☒
Non-accelerated filer ☐                         Smaller reporting company      ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2018 was 25,967,829.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Real estate - commercial/industrial	$2,445	$2,432	$6,788	$6,704
Mineral resources	1,355	1,142	11,986	4,662
Farming	10,836	7,466	12,573	9,398
Ranch operations	796	868	2,624	2,809
Total revenues	15,432	11,908	33,971	23,573
Costs and Expenses:
Real estate - commercial/industrial	1,678	1,315	4,385	4,960
Real estate - resort/residential	471	271	1,319	1,401
Mineral resources	574	528	5,400	2,381
Farming	6,541	7,921	9,570	10,502
Ranch operations	1,353	1,153	4,090	4,107
Corporate expenses	2,100	2,223	7,296	7,342
Total expenses	12,717	13,411	32,060	30,693
Operating income (loss)	2,715	(1,503)	1,911	(7,120)
Other Income:
Investment income	351	91	980	289
Other loss, net	(16)	(2)	(40)	(291)
Total other income (loss)	335	89	940	(2)
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	3,050	(1,414)	2,851	(7,122)
Equity in earnings of unconsolidated joint ventures, net	1,592	1,724	2,411	3,512
Income (loss) before income tax expense	4,642	310	5,262	(3,610)
Income tax expense (benefit)	1,155	336	1,333	(1,468)
Net income (loss)	3,487	(26)	3,929	(2,142)
Net loss attributable to non-controlling interest	(1)	(4)	(19)	(42)
Net income (loss) attributable to common stockholders	$3,488	$(22)	$3,948	$(2,100)
Net income (loss) per share attributable to common stockholders, basic	$0.13	$—	$0.15	$(0.10)
Net income (loss) per share attributable to common stockholders, diluted	$0.13	$—	$0.15	$(0.10)

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$3,487	$(26)	$3,929	$(2,142)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	47	18	(323)	73
Benefit plan adjustments	—	—	—	1,139
SERP liability adjustments	—	—	—	487
Unrealized gain on interest rate swap	449	95	2,305	217
Other comprehensive income before taxes	496	113	1,982	1,916
Provision for income taxes related to other comprehensive income items	(104)	(40)	(416)	(771)
Other comprehensive income	392	73	1,566	1,145
Comprehensive income (loss)	3,879	47	5,495	(997)
Comprehensive loss attributable to non-controlling interests	(1)	(4)	(19)	(42)
Comprehensive income (loss) attributable to common stockholders	$3,880	$51	$5,514	$(955)
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,174	$20,107
Marketable securities - available-for-sale	69,381	70,868
Accounts receivable	10,897	7,608
Inventories	5,598	2,469
Prepaid expenses and other current assets	3,915	2,849
Total current assets	99,965	103,901
Real estate and improvements - held for lease, net	18,841	19,115
Real estate development (includes $98,203 at September 30, 2018 and $94,271 at December 31, 2017, attributable to Centennial Founders, LLC, Note 15)	280,355	267,336
Property and equipment, net	45,712	45,332
Investments in unconsolidated joint ventures	27,660	30,031
Net investment in water assets	48,717	47,130
Deferred tax assets	1,145	1,562
Other assets	3,616	3,792
TOTAL ASSETS	$526,011	$518,199

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,976	$3,545
Accrued liabilities and other	4,419	1,810
Deferred income	1,855	1,118
Current maturities of long-term debt	4,081	4,004
Total current liabilities	13,331	10,477
Long-term debt, less current portion	62,737	65,816
Long-term deferred gains	3,405	3,405
Other liabilities	12,048	11,691
Total liabilities	91,521	91,389
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 25,960,262 at September 30, 2018 and 25,894,773 at December 31, 2017	12,980	12,947
Additional paid-in capital	322,319	320,167
Accumulated other comprehensive loss	(3,698)	(5,264)
Retained earnings	74,340	70,392
Total Tejon Ranch Co. Stockholders’ Equity	405,941	398,242
Non-controlling interest	28,549	28,568
Total equity	434,490	426,810
TOTAL LIABILITIES AND EQUITY	$526,011	$518,199
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income (loss)	$3,929	$(2,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,284	3,422
Amortization of premium of marketable securities	57	236
Equity in earnings of unconsolidated joint ventures	(2,411)	(3,512)
Non-cash retirement plan expense	123	404
Gain on sale of property plant and equipment	94	93
Deferred income taxes	1	46
Stock compensation expense	2,601	2,571
Excess tax benefit from stock-based compensation	18	143
Distribution of earnings from unconsolidated joint ventures	4,800	7,200
Changes in operating assets and liabilities:
Receivables, inventories and other assets, net	(6,784)	(1,337)
Current liabilities	3,117	778
Net cash provided by operating activities	8,829	7,902
Investing Activities
Maturities and sales of marketable securities	24,558	5,274
Funds invested in marketable securities	(23,451)	(255)
Real estate and equipment expenditures	(16,183)	(15,579)
Communities Facilities District and other reimbursements	1,385	—
Investment in unconsolidated joint ventures	—	(252)
Distribution of equity from unconsolidated joint ventures	1,835	3,018
Investments in long-term water assets	(2,659)	(4,567)
Other	—	—
Net cash used in investing activities	(14,515)	(12,361)
Financing Activities
Borrowings of short-term debt	—	13,300
Repayments of short-term debt	—	(4,000)
Repayments of long-term debt	(3,018)	(2,901)
Rights offering costs	(166)	—
Taxes on vested stock grants	(1,063)	(540)
Net cash (used in) provided by financing activities	(4,247)	5,859
(Decrease) increase in cash and cash equivalents	(9,933)	1,400
Cash and cash equivalents at beginning of period	20,107	1,258
Cash and cash equivalents at end of period	$10,174	$2,658
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$347	$792
Non cash capital contribution to unconsolidated joint venture	$—	$1,339
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
Net income (loss)	—	—	—	—	3,948	3,948	(19)	3,929
Other comprehensive income	—	—	—	1,566	—	1,566	—	1,566
Rights offering costs	—	—	(166)	—	—	(166)	—	(166)
Restricted stock issuance	110,907	56	(55)	—	—	1	—	1
Stock compensation	—	—	3,413	—	—	3,413	—	3,413
Shares withheld for taxes and tax benefit of vested shares	(45,418)	(23)	(1,040)	—	—	(1,063)	—	(1,063)
Balance September 30, 2018	25,960,262	$12,980	$322,319	$(3,698)	$74,340	$405,941	$28,549	$434,490
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
The periods ending September 30, 2018 and 2017 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s September 30, 2018 and December 31, 2017 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
The ASU is effective no later than January 1, 2019, with early adoption permitted. The ASU requires the identification of lease and non-lease components of a lease agreement. This ASU will govern the recognition of revenue for lease components. Revenue related to non-lease components under our lease agreements will be subject to the new revenue recognition standard effective upon adoption of the new lease accounting standard. The Securities and Exchange Commission, or Commission, addressed a similar issue and concluded that registrants should discuss the potential effects of adoption of recently issued accounting standards in registration statements and reports filed with the Commission. The Commission staff believes that this disclosure guidance applies to all accounting standards which have been issued but not yet adopted by the registrant unless the impact on its financial position and results of operations is not expected to be material. The Company concludes that the adoption of this ASU on the Company’s consolidated financial statements will not be material.

Newly Adopted Accounting Pronouncements
Postretirement Benefits
In March 2017, the FASB issued ASU 2017-07 "Compensation - Retirement Benefits (Topic 715)", which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. As a result of the adoption, the Company reclassified $54,000 and $374,000 from Corporate expenses to Other income, net for the three and nine months ended September 30, 2017.
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
As of January 1, 2018, the Company began accounting for non financial assets under Subtopic 610-20 which provides for revenue recognition based on transfer of ownership.
The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company selected the modified retrospective transition method. The adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018 and the standard did not have any impact on the Company’s prior period financial statements. During the nine months ended September 30, 2018, the Company had no sales or transfers of nonfinancial assets to counterparties that are not customers.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 supersedes the former revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party.
During the first quarter of 2018, we adopted the revenue recognition ASU using the full retrospective method. Under this method, all periods presented were restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 was recorded to retained earnings as of January 1, 2016.
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
During 2016, the Company sold a land parcel to a third party. Under the terms of the purchase and sale agreement, the Company was obligated to complete specific infrastructure and landscaping adjacent to the land parcel that were deemed essential to the third party. When applying the guidance under Topic 606, the purchase price allocated to the multiple performance obligations yielded a different result than when applying the guidance in effect during that period.
In applying the accounting principles under Topic 606, the Company appropriately applied the full retrospective method to this land sale during the nine-months ended September 30, 2017 results of operations and recognized $73,000 and $9,000 of revenues and profit from the sale of land, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding:
Common stock	25,959,546	20,864,470	25,941,243	20,849,325
Common stock equivalents	20,881	30,003	31,716	43,951
Diluted shares outstanding	25,980,427	20,894,473	25,972,959	20,893,276

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

($ in thousands)		September 30, 2018		December 31, 2017
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$5,237	$5,183	$6,238	$6,222
with unrecognized losses for more than 12 months		1,087	1,085	102	100
with unrecognized gains		—	—	2,088	2,089
Total Certificates of deposit	Level 1	6,324	6,268	8,428	8,411
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		29,766	29,528	29,741	29,669
with unrecognized losses for more than 12 months		234	233	137	135
with unrecognized gains		3	4	152	153
Total U.S. Treasury and agency notes	Level 2	30,003	29,765	30,030	29,957
Corporate notes
with unrecognized losses for less than 12 months		21,453	21,304	18,230	18,159
with unrecognized losses for more than 12 months		3,063	3,047	2,804	2,788
with unrecognized gains		1,125	1,125	—	—
Total Corporate notes	Level 2	25,641	25,476	21,034	20,947
Municipal notes
with unrecognized losses for less than 12 months		6,770	6,717	10,298	10,288
with unrecognized losses for more than 12 months		1,074	1,065	999	987
with unrecognized gains		90	90	277	278
Total Municipal notes	Level 2	7,934	7,872	11,574	11,553
		$69,902	$69,381	$71,066	$70,868
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss, which is recognized through other comprehensive income. At September 30, 2018, the fair market value of investment securities was $521,000 below the cost basis of securities.
As of September 30, 2018, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflected a decrease in the market value of available-for-sale securities of $323,000, which includes estimated taxes of $69,000. As of September 30, 2018, the Company’s gross unrealized holding gains equaled $1,000 and gross unrealized holding losses equaled $522,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2018
($ in thousands)	2018	2019	2020	2021	Total
Certificates of deposit	$2,211	$2,311	$1,799	$—	$6,321
U.S. Treasury and agency notes	3,351	17,574	9,174	—	30,099
Corporate notes	4,325	13,721	7,150	400	25,596
Municipal notes	823	5,111	2,000	—	7,934
	$10,710	$38,717	$20,123	$400	$69,950

	December 31, 2017
($ in thousands)	2018	2019	2020	2021	Total
Certificates of deposit	$4,306	$2,311	$1,799	—	$8,416
U.S. Treasury and agency notes	6,399	14,599	9,171	—	30,169
Corporate notes	7,954	6,430	6,450	—	20,834
Municipal notes	1,568	6,957	3,003	—	11,528
	$20,227	$30,297	$20,423	$—	$70,947
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     REAL ESTATE

($ in thousands)	September 30, 2018	December 31, 2017
Real estate development
Mountain Village	$136,183	$132,034
Centennial	98,203	94,271
Grapevine	30,455	28,139
Tejon Ranch Commerce Center	15,514	12,892
Real estate development	280,355	267,336

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	21,124	21,123
Real estate and improvements - held for lease	21,124	21,123
Less accumulated depreciation	(2,283)	(2,008)
Real estate and improvements - held for lease, net	$18,841	$19,115

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
During the nine months ended September 30, 2018, we sold 7,442 acre-feet of water to three different customers totaling $7,992,000 with a cost of $3,679,000, which was recorded in the mineral resources segment on the unaudited Consolidated Statements of Operations.
The costs assigned to water assets held for future use were as follows ($ in thousands):

	September 30, 2018	December 31, 2017
Banked water and water for future delivery	$5,452	$5,220
Transferable water	15,725	13,351
Total tangible water	$21,177	$18,571

Intangible Water Assets
The Company's carrying amounts of its intangible water assets were as follows ($ in thousands):

	September 30, 2018		December 31, 2017
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley Ridge water rights	$12,203	$(3,739)	$12,203	$(3,377)
Nickel water rights	18,740	(3,159)	18,740	(2,678)
Tulare Lake Basin water rights	5,857	(2,362)	5,857	(2,186)
	$36,800	$(9,260)	$36,800	$(8,241)
Net intangible water assets	27,540		28,559
Total tangible water assets	21,177		18,571
Net investments in water assets	$48,717		$47,130

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

(in acre-feet, unaudited)	September 30, 2018	December 31, 2017
Water held for future use
AVEK water bank	13,033	13,033
Company water bank	33,634	31,497
TCWD - Banked water contracted with Company	49,184	49,184
Transferable water	5,889	6,169
Total water held for future use	101,740	99,883
Water contracts - annual availability
Dudley-Ridge, Nickel and Tulare	10,137	10,137
WRMWSD	15,547	15,547
TCWD	5,749	5,749
Total water contracts	31,433	31,433
Total water held for future use and water contracts	133,173	131,316
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

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	September 30, 2018	December 31, 2017
Accrued vacation	$735	$824
Accrued paid personal leave	421	494
Accrued bonus	2,013	126
Other	1,250	366
	$4,419	$1,810
7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	September 30, 2018	December 31, 2017
Revolving line of credit	$—	$—
Notes payable	66,881	69,741
Other borrowings	60	218
Total short-term and long-term debt	66,941	69,959
Less: line-of-credit and current maturities of long-term debt	(4,081)	(4,004)
Less: deferred loan costs	(123)	(139)
Long-term debt, less current portion	$62,737	$65,816
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
As of September 30, 2018, and December 31, 2017, the RLC had no outstanding balance. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR average or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
The Term Loan had outstanding balances of $63,393,000 and $66,046,000 as of September 30, 2018 and December 31, 2017, respectively. The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the Term Loan has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan required interest-only payments for the first two years of the term and thereafter requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables, the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2018 and December 31, 2017, we were in compliance with all financial covenants.
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
In 2013, we entered into a promissory note agreement, secured by real estate, with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $102,700 ending on September 1, 2028. The proceeds from this promissory note were used to repay debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the promissory note is $3,488,000. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.
8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	September 30, 2018	December 31, 2017
Pension liability (Note 13)	$2,163	$2,280
Interest rate swap liability (Note 10)[1]	—	894
Supplemental executive retirement plan liability (Note 13)	7,592	7,759
Excess joint venture distributions and other	2,293	758
Total	$12,048	$11,691

[1] The Company's interest rate swap had an asset balance of $1.4 million as of September 30, 2018 and is presented under the caption Other Assets on the Consolidated Balance Sheets.
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
The following is a summary of the Company's performance share grants with performance conditions for the nine months ended September 30, 2018:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	179,211
Target performance	407,950
Maximum performance	619,512
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance share grants for the following periods:

	September 30, 2018	December 31, 2017
Stock grants outstanding beginning of the period at target achievement	536,860	386,171
New stock grants/additional shares due to maximum achievement	97,529	295,243
Vested grants	(87,825)	(99,769)
Expired/forfeited grants	(1,842)	(44,785)
Stock grants outstanding end of period at target achievement	544,722	536,860
The unamortized costs associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of September 30, 2018 were $5,228,000 and 19 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance share grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance share grants that contain a range of shares from zero to a maximum we determine based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance share grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
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

The following table summarizes stock compensation costs for the Company's 1998 Employee Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee Plan:	2018	2017
Expensed	$2,072	$2,067
Capitalized	812	402
	2,884	2,469
NDSI Plan - Expensed	529	504
Total Stock Compensation Costs	$3,413	$2,973
10.     INTEREST RATE SWAP
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt). The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the quarter ended September 30, 2018, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of September 30, 2018, the fair value of our interest rate swap agreement exceeds its cost basis and as such is recorded as an asset balance in Other Assets on the Consolidated Balance Sheets.
We had the following outstanding interest rate swap agreement designated as a cash flow hedge of interest rate risk as of September 30, 2018 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$1,412	$63,393
11.     INCOME TAXES
For the nine months ended September 30, 2018, the Company's income tax expense was $1,333,000 compared to income tax benefit of $1,468,000 for the nine months ended September 30, 2017. These represent effective income tax rates of approximately 25% and 41% for the nine months ended September 30, 2018 and, 2017, respectively. The decrease in the effective income tax rate resulted from the Tax Cut Jobs Act which lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. As of September 30, 2018, we had income tax receivable of $88,000. The Company classifies interest and penalties incurred on tax payments as income tax expense. During the nine months ended September 30, 2018, the Company did not make any income tax payments. The Company did not record a provisional adjustment for the three- and nine-months ended September 30, 2018. As the Company completes its analysis of the accounting for the tax effects of the U.S. Tax Reform, the Company may record additional provisional amounts or adjustments to provisional amounts as discrete items in future periods.

12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments. During the first three quarters of 2018, the Company has paid approximately $10,282,000 relating to these water contracts and does not expect to make any additional payments in 2018. These water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, Tejon-Castac Water District, or TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035, and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract.
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
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At September 30, 2018 there were no additional improvement funds remaining from the West CFD bonds and there are $6,383,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2018 and future years. During 2018 the Company expects to pay approximately $2,570,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at September 30, 2018.
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
Appellate briefing is expected to occur during the fourth quarter of 2018 or first half of 2019. Notwithstanding the appeals, the parties with assistance from the Court have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the Physical Solution, consistent with the Judgment.
Summary and Status of Kern Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the CBD (collectively, Central Delta), filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources, or DWR, Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD.  The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the Monterey Amendments. Petitioners in this action also sought to invalidate the 2010 environmental impact report (2010 EIR) regarding the Monterey Amendments prepared pursuant to the California Environmental Quality Act, or CEQA, pertaining to the Kern Water Bank, or KWB.
The trial court concluded that the 2010 EIR for the Monterey Amendments was insufficient with regard to the EIR's evaluation of the potential impacts of the operation of the KWB, particularly on groundwater and water quality and issued a writ of mandate that required DWR to prepare a remedial EIR. DWR approved a remedial EIR (the 2016 EIR).
On October 21, 2016, the Center for Food Safety (CFS) and some of the Central Delta petitioners filed a new lawsuit in Sacramento County Superior Court challenging the 2016 EIR. On October 2, 2017, the Sacramento County Superior Court dismissed the new lawsuit and discharged the writ of mandate relating to the 2016 EIR. The CFS petitioners appealed the Sacramento County Superior Court’s 2017 judgment. The Central Delta and CFS appeals are consolidated for hearing and are pending before the Third Appellate District of the California Court of Appeal. The Central Delta and CFS lawsuits principally challenge (i) the adequacy of the 2010 EIR and 2016 EIR and (ii) validity of DWR’s form of CEQA approval of the Monterey Amendments following certification of the 2010 EIR and the 2016 EIR, and (iii) the validity of the Monterey Amendments on various grounds, including the transfer of the KWB lands, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento County Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the 2016 EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento County Superior Court. In an initial favorable ruling on January 25, 2013, the court, in the Central Delta lawsuit, determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB lands, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the 2010 EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s CEQA, claims, except the Rosedale claim, joined by Central Delta, that the

2010 EIR did not adequately evaluate future impacts from operation of the KWB, in particular the potential impacts on groundwater and water quality.
On November 24, 2014, the court issued a writ of mandate (the 2014 Writ) that required DWR to prepare a revised EIR regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The 2014 Writ authorized the continued operation of the KWB pending completion of the 2016 EIR subject to certain conditions, including those described in an interim operating plan negotiated between the KWBA and Rosedale. The 2014 Writ, as revised by the court, required DWR to certify the 2016 EIR and file the return to the 2014 Writ by September 28, 2016. On September 20, 2016, the Director of DWR (a) certified the 2016 EIR prepared by DWR, as in compliance with CEQA, (b) adopted findings, a statement of overriding considerations, and a mitigation, monitoring and reporting program as required by CEQA, (c) made a new finding pertaining to carrying out the Monterey Amendments through continued use and operation of the KWB by the KWBA, and (d) caused a notice of determination to be filed with the Office of Planning and Resources of the State of California on September 22, 2016. On September 28, 2016, DWR filed with the Sacramento Superior Court its return to the 2014 Writ.
On November 24, 2014, the court entered a judgment in the Central Delta case (1) dismissing the challenges to the validity of the Monterey Amendments and the transfer of the KWB lands in their entirety and (2) granting in part and denying in part the CEQA petition for writ of mandate. Central Delta has appealed the judgment and the KWBA and certain other parties have filed a cross-appeal with regard to certain defenses to the CEQA cause of action. The appeals are pending in the Third Appellate District of the California Court of Appeal.
On December 3, 2014, the court entered judgment in the Rosedale case (i) in favor of Rosedale in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed. Rosedale has stipulated to the discharge of the 2014 Writ.
On October 21, 2016, the Central Delta petitioners and a new party, the CFS (CFS Petitioners), filed a new lawsuit (the CFS Petition) against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The new lawsuit challenges DWR’s (i) certification of the Revised EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. In response to a motion filed by the CFS Petitioners, on April 7, 2017, the Superior Court denied the CFS Petitioners’ motion to stay the Superior Court proceedings on the return to the 2014 Writ and CFS Petition pending the appeal in the Central Delta case. The Superior Court subsequently modified the 2014 Writ to authorize the KWBA to construct an additional 190 acres of recharge ponds within the KWB pending the court's consideration of DWR's return to the 2014 Writ and the petition in CFS vs DWR. On August 18, 2017, the Superior Court held a hearing on the return to the 2014 Writ and on the CFS Petition. On October 2, 2017, the Superior Court issued a ruling that the court shall deny the CFS Petition and shall discharge the 2014 Writ. CFS has appealed the Superior Court judgment denying the CFS Petition. The Third Appellate District of the Court of Appeal granted DWR’s motion to consolidate the CFS appeal, for hearing, with the pending appeals in the Central Delta case. Briefing on the appeal of the judgment regarding the CFS Petition is anticipated to be completed in the fourth quarter of 2018.
To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
Grapevine
On December 6, 2016 the Kern County Board of Supervisors granted entitlement approval for the Grapevine project (described below).  On January 5, 2017 the CBD, and the CFS, filed an action in Kern County Superior Court pursuant to CEQA, against Kern County and the Kern County Board of Supervisors (collectively, the County) concerning the County’s granting of approvals for the Grapevine project, including certification of the final EIR and related findings; approval of associated general plan amendments; adoption of associated zoning maps; adoption of Specific Plan Amendment No. 155, Map No. 500; adoption of Special Plan No. 1, Map No. 202; exclusion from Agricultural Preserve No. 19; and adoption of a development agreement, among other associated approvals.  The Company and its wholly-owned subsidiary, Ranchcorp, are named as real parties in interest in this action.
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
On July 27, 2018 the court held a hearing on the petitioners’ claims. At that hearing, the court rejected all of petitioners’ claims raised in the litigation, except petitioners’ claims that (i) the project description was inadequate and (ii) such inadequacy resulted in aspects of certain environmental impacts being improperly analyzed. As to the claims described in “(i)” and “(ii)” in the foregoing sentence, the court determined that the EIR was inadequate. In that regard, the court determined the Grapevine project description contained in the EIR allowed development to occur in the time and manner determined by the real parties in interest and, as a consequence, such development flexibility could result in the project’s internal capture rate (ICR) - the percent of vehicle trips remaining within the project - actually being lower than the projected ICR levels used in the EIR to analyze various environmental impacts.
The court tentatively granted a writ of mandate ordering the County to prepare a supplemental EIR to address potential environmental effects resulting from the Grapevine project’s actual ICR being lower than projected in the EIR with respect to traffic, air quality, greenhouse gas emissions, noise, public health and growth inducing impacts. The court did not issue a final ruling at the July 27, 2018 hearing, reserving the scope of the writ for further hearing. While the court initially set a February 15, 2019 hearing to consider and rule on what remedies it may impose as part of a final ruling, including whether to invalidate the Grapevine project approvals, the court subsequently at a September 21, 2018 case management conference advanced the remedy hearing to December 7, 2018. The parties will submit briefs to the court on their respective position as to what remedies should apply. Following the December 7, 2018 hearing, the court will then issue a final judgment issuing a writ of mandate and ordering whatever lawful remedy it deems appropriate. Following issuance of the final ruling, either party may appeal the court’s decision.
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
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The new policy is a liability driven investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g. stocks) and a bond portfolio (e.g. long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At September 30, 2018, the investment mix was approximately 65% equity, 34% debt, and 1% money market funds but will change in the future as we implement the new investment policy. At December 31, 2017, the Benefit Plan was managed under the prior investment policy and the investment mix was approximately 57% equity, 37% debt, and 6% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted average discount rates used in determining periodic pension cost were 3.7% and 3.9% in 2018 and 2017, respectively. The expected long-term rate of return on plan assets is 7.5% in 2018 and 2017. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
The expected total pension and retirement expense for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Cost components:
Service cost-benefits earned during the period	$—	$(30)
Interest cost on projected benefit obligation	(273)	(292)
Expected return on plan assets	438	397
Net amortization and deferral	(48)	(74)
Total net periodic pension earnings (cost)	$117	$1

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

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Cost components:
Interest cost on projected benefit obligation	$(192)	$(216)
Net amortization and deferral	(48)	(189)
Total net periodic pension cost	$(240)	$(405)
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
The revenue components of the commercial/industrial real estate development segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Pastoria Energy Facility	$1,231	$1,054	$3,132	$2,779
TRCC Leasing	431	569	1,267	1,488
TRCC management fees and reimbursements	212	373	612	823
Commercial leases	178	179	523	485
Communication leases	215	229	696	603
Landscaping and other	178	28	558	453
Land sale	—	—	—	73
Commercial/industrial revenues	2,445	2,432	6,788	6,704
Equity in earnings from unconsolidated joint ventures	1,592	1,724	2,411	3,512
Total commercial/industrial revenues and equity in earnings from unconsolidated joint ventures	4,037	4,156	9,199	10,216
Profit from commercial/industrial and unconsolidated joint ventures	$2,359	$2,841	$4,814	$5,256

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $1,319,000 and $1,401,000 for the nine months ended September 30, 2018 and 2017, respectively. The segment produced losses of $471,000 and $271,000 for the three months ended September 30, 2018 and 2017, respectively.
The mineral resources segment receives oil and mineral royalties from exploration and development companies that extract or mine the natural resources from our land in addition to periodic reimbursable costs from lessors. The segment also, as opportunities arise periodically, may generate revenues through water transactions. The revenue components of the mineral resources segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Oil and gas	$584	$356	$1,745	$1,161
Cement	481	398	1,309	1,195
Rock aggregate	301	262	847	690
Exploration leases	26	—	77	76
Water Sales	—	—	7,992	1,254
Reimbursables and other	(37)	126	16	286
Total mineral resources revenues	1,355	1,142	11,986	4,662
Profit from mineral resources	$781	$614	$6,586	$2,281
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The revenue components of the farming segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Almonds	$1,761	$1,778	$2,935	$2,568
Pistachios	7,042	3,104	7,126	3,672
Wine grapes	1,483	2,161	1,483	2,161
Other	550	423	1,029	997
Total farming revenues	10,836	7,466	12,573	9,398
(Loss) profit from farming	$4,295	$(455)	$3,003	$(1,104)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Game management	$386	$277	$990	$918
Grazing	337	474	1,144	1,292
High Desert Hunt Club	—	—	183	—
Filming and other	73	117	307	599
Total ranch operations revenues	796	868	2,624	2,809
Loss from ranch operations	$(557)	$(285)	$(1,466)	$(1,298)
15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at September 30, 2018 was $27,660,000. The equity in the income of the unconsolidated joint ventures was $2,411,000 for the nine months ended September 30, 2018. The unconsolidated joint ventures have not been consolidated as of September 30, 2018, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to its having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. At September 30, 2018, the Company had an equity investment balance of $16,447,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form two 50%/50% joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. At September 30, 2018, the Company's investment balance in these joint ventures was in deficit position of $2,356,000, based on the reasons discussed below.

◦
TRC-MRC 2, LLC was formed to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note (Note II), also guaranteed by both partners. Note II matures on July 1, 2028 and currently has an outstanding principal balance of $25,150,000. Since inception, we have received excess distributions resulting in a deficit balance of $2,139,888. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

◦
TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. Since inception, we have received excess distributions resulting in a deficit balance of $216,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately. The joint venture currently has borrowings under a $25,000,000 construction loan which has a current balance of $21,963,000. Half of the facility is currently leased to Dollar General. In August of 2018, the joint venture agreed to terms on a lease for the other half of the facility with L’Oréal USA, the largest subsidiary of L’Oréal, that will bring SalonCentric, L’Oréal USA’s professional salon distribution operation, to TRCC.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At September 30, 2018, the Company’s combined equity investment balance in these three joint ventures was $11,213,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC. The Company owns a 50% interest in each of the joint ventures. Currently, the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General, which has options to extend the lease to April 2022. For operating revenue, please see the following table. The Five West Parcel LLC joint venture currently has an outstanding term loan with a balance of $9,307,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture, which was formed in 2013 to develop, own, and manage a net leasable 326,000 square-foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs. The remaining 40% was funded through equity contributions from the two members. The Company has 50% of the voting interests of TRCC/Rock Outlet Center LLC, thus it does not control by voting interest alone. The Company is the named managing member, and as such we considered the presumption that a managing member controls the limited liability company. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. In 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of September 30, 2018, had an outstanding balance of $47,312,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture with TRI Pointe Homes and CalAtlantic that was organized to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE, beginning in the third quarter of 2009, and the Company was determined to be the primary beneficiary. As a result, CFL has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis Investment Company, or Lewis, entered a Redemption and Withdrawal Agreement, whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, CFL redeemed Lewis' entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $11,039,000. At September 30, 2018, the Company owned 92.88% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.

Unaudited condensed statement of operations for the nine months ended September 30, 2018 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of September 30, 2018 are as follows:

	Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$33,260	$31,983	$3,531	$3,267	$2,119	$1,960
Five West Parcel, LLC	662	703	180	222	90	111
18-19 West, LLC	4	3	(24)	(25)	(12)	(12)
TRCC/Rock Outlet Center, LLC[1]	1,455	2,012	(958)	(61)	(479)	(30)
TRC-MRC 1, LLC	417	—	(324)	—	(162)	—
TRC-MRC 2, LLC[2]	1,044	935	74	(609)	36	(305)
	$36,842	$35,636	$2,479	$2,794	$1,592	$1,724

Centennial Founders, LLC	$199	$179	$(12)	$9	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.4 million and $0.4 million as of September 30, 2018 and 2017, respectively.
(2) Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $0.2 million and $1.0 million as of September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$88,321	$89,215	$6,375	$7,790	$3,825	$4,674
Five West Parcel, LLC	2,057	2,121	597	722	298	361
18-19 West, LLC	10	8	(77)	(79)	(38)	(39)
TRCC/Rock Outlet Center, LLC[1]	4,962	7,287	(3,312)	(1,152)	(1,656)	(576)
TRC-MRC 1, LLC	556	—	(426)	(2)	(213)	(1)
TRC-MRC 2, LLC[2]	3,001	2,775	391	(1,813)	195	(907)
	$98,907	$101,406	$3,548	$5,466	$2,411	$3,512

Centennial Founders, LLC	$210	$180	$(224)	$(308)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.2 million and $1.4 million as of September 30, 2018 and 2017, respectively.
(2) Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $0.6 million and $3.0 million as of September 30, 2018 and 2017, respectively.

	September 30, 2018				December 31, 2017
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$66,317	$(15,282)	$48,079	$16,447	$67,435	$(15,280)	$49,705	$17,422
Five West Parcel, LLC	16,273	(9,307)	6,569	3,100	15,738	(9,711)	5,972	2,802
18-19 West, LLC	4,633	—	4,627	1,744	4,704	—	4,704	1,782
TRCC/Rock Outlet Center, LLC	76,954	(47,312)	28,865	6,369	81,610	(48,769)	32,177	8,025
TRC-MRC 1, LLC	26,586	(21,963)	4,115	—	25,380	(19,433)	4,541	—
TRC-MRC 2, LLC	21,432	(25,150)	(4,243)	—	20,336	(21,080)	(992)	—
Total	$212,195	$(119,014)	$88,012	$27,660	$215,203	$(114,273)	$96,107	$30,031

Centennial Founders, LLC	$92,158	$—	$91,763	***	$89,721	$—	$88,862	***

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “will”, “should”, “would”, “likely”, and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward- looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in the section entitled “Risk Factors” in this report and our Annual Report on Form 10-K as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed-use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California. Once all entitlements are approved, our mixed-use master planned residential developments collectively may include up to 35,000 housing units, with 15,450 units currently approved, and more than 35 million square feet of commercial space, with 25 million square feet currently approved. We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and Grapevine at Tejon Ranch, or Grapevine, and are currently in the entitlement process with Centennial at Tejon Ranch, or Centennial. We are currently engaged in construction, commercial sales and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. All of these efforts are supported by diverse revenue streams generated from other operations, including farming, mineral resources, ranch operations, and our various joint ventures.
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

•	Three joint ventures with Rockefeller Development Group:

◦	Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased;

◦	18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West;

◦	TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience;

•	Two joint ventures with Majestic Realty Co. to develop, manage, and operate industrial buildings within TRCC:

◦	TRC-MRC 1, LLC, was formed to develop and operate an approximately 480,480 square foot industrial building, which was completed during 2017 and fully leased as of September 30, 2018;

◦	TRC-MRC 2, LLC, which owns a 651,909 square foot building in TRCC-West that is fully leased;
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
For the first nine months of 2018 we had a net income attributable to common stockholders of $3,948,000 compared to a net loss attributable to common stockholders of $2,100,000 for the first nine months of 2017. The leading driver for this is a $7,324,000 improvement within our mineral resources segment resulting from improved water sales. We also saw improvements within our farming segment of $3,175,000 resulting from increased pistachio sales during the quarter.
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
During the nine months ended September 30, 2018, other than the following, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.
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

The adoption of ASC 606 did not have an impact on our accounts receivables. Accounts receivables resulting from contracts with customers are as follows:

	September 30, 2018	December 31, 2017
Subject to ASC 606
Farming	9,464	5,745
Management Fees	219	744
Ranch Operations	180	209
Total Subject to ASC 606	9,863	6,698

Not Subject to ASC 606
Leases	1,034	885
Other	—	25
Total Not Subject to ASC 606	1,034	910
Total Accounts Receivable	10,897	7,608

Results of Operations
Comparison of nine months ended September 30, 2018 to nine months ended September 30, 2017
Total revenues for the first nine months of 2018 were $33,971,000 compared to $23,573,000 for the first nine months of 2017, representing an increase of $10,398,000, or 44%. The increase is attributed to increased mineral resource revenues of $7,324,000 resulting from Kern County's moderate drought conditions allowing for increased water sales opportunities during the first three months of 2018. We also experienced improvements within our farming segment of $3,175,000 as a result of higher pistachio production leading to greater sales.
Real Estate – Commercial/Industrial:
Commercial/industrial real estate segment revenues were $6,788,000 for the first nine months of 2018, an increase of $84,000, or 1%, from $6,704,000 when compared to the first nine months of 2017. The increase is primarily attributed to revenue increases from the Pastoria Energy Facility of $353,000 resulting from spark spread increases offset by reduced developer fees of $211,000 and land sales of $73,000.
Commercial/industrial real estate segment expenses were $4,385,000 during the first nine months of 2018, a decrease of $575,000, or 12%, from $4,960,000 when compared to the same period in 2017. This decrease is attributed to reduced payroll and overhead of $218,000 and stock compensation of $212,000. We also saw decreases in land sales costs and professional services of $64,000 and $54,000, respectively.

Real Estate – Resort/Residential:
Resort/residential real estate segment expenses were $1,319,000 during the first nine months of 2018, a decrease of $82,000, or 6%, from $1,401,000 when compared to the same period in 2017. The decrease is attributed to reduced professional services of $312,000 offset by increased payroll, overhead, and stock compensation of $218,000.
Mineral Resources:

Mineral resources segment revenues were $11,986,000 for the first nine months of 2018, an increase of $7,324,000, or 157%, from $4,662,000 when compared to the same period in 2017. During the first quarter of 2018, Kern County was under moderate drought conditions, which increased water sales opportunities resulting in additional water revenues of $6,738,000. Comparatively, we sold 7,442 acre-feet of water and 939 acre-feet of water as of the nine months ended September 30, 2018 and 2017, respectively, all of which was sold during the first quarter. In the first quarter of 2018, we entered into a contract with a third-party to sell 3,500 acre-feet of water per year over the next two years. We also saw an increase in oil royalties of $584,000 resulting from increased commodity prices. The average price per barrel of oil was $68 and $45 as of the nine months ended September 30, 2018 and 2017, respectively.
Mineral resources segment expenses were $5,400,000 for the first nine months of 2018, an increase of $3,019,000, or 127%, compared to the same period in 2017. The increase in expenses is associated with increased water sales costs of $2,914,000 related to the water sales discussed above, a $225,000 increase in general and administrative costs, and a $57,000 increase in professional services. These increases were offset by a decrease in payroll and overhead of $187,000.

Farming:
Farming segment revenues were $12,573,000 for the first nine months of 2018, an increase of $3,175,000, or 34%, from $9,398,000 when compared to the same period in 2017. The changes are primarily attributed to the following:

•
2018 Pistachio crop yields exceeded 4,000,000 pounds, representing a record high for the Company. This resulted in a $3,454,000 increase in pistachio revenues. Comparatively, we sold 3,500,000 and 643,000 pounds of pistachios as of September 30, 2018 and 2017, respectively. Yields for 2017 were lower given that 2017 was a down bearing crop year. Pistachios are an alternate year bearing crop. Because 2018 was a high production year, we expect 2019 to be a low production year.

•
Almond revenues increased $367,000 as a result of $1,055,000 in prior year crop sales. By comparison we sold 610,000 and 574,000 pounds of our current year crop as of September 30, 2018 and 2017, respectively. With regards to our prior year crop, we sold 412,000 and 297,000 pounds as of September 30, 2018 and 2017, respectively.

•	Wine grape sales decreased $677,000 as a result of having fewer production acres. By comparison we sold 5,000 and 7,500 tons as of September 30, 2018 and 2017, respectively.
Farming segment expenses were $9,570,000 for the first nine months of 2018, a decrease of $932,000, or 9%, from $10,502,000 when compared to the same period in 2017. The reduction in farming expenses is attributed to the following:

•
We experienced a reduction in pistachio cost of sales of $1,144,000 when compared to the same period in 2017. The 2017 pistachio crop year was a down bearing year that severely depressed yields. As a result, during the third quarter of 2017 the Company recognized all pistachio costs from the 2017 growing season in accordance the applicable accounting guidance.

•	We experienced a reduction in wine grape cost of sales of $1,214,000.

•	We experienced an increase in fixed water costs of $836,000 with WRMWSD as a result of WRMWSD supplying higher cost supplemental water due to the mild drought conditions in Kern County.
Ranch Operations:
Ranch operations revenues were $2,624,000 for the first nine months of 2018, a decrease of $185,000, or 7%, from $2,809,000 for the same period in 2017. The decrease is attributed to reductions in grazing revenues of $148,000.
Ranch operations expenses were $4,090,000 for the first nine months of 2018, a decrease of $17,000, or 0%, from $4,107,000 for the same period in 2017. The drivers of this decrease include reduced payroll and overhead costs of $125,000, partially offset by increases in other costs including property taxes, general and administrative costs and pesticide costs.
Corporate and Other:
Corporate general and administrative costs were $7,296,000, a decrease of $46,000, or 1%, from $7,342,000 for the same period in 2017. The decrease is attributed to a decrease in payroll and overhead of $54,000.
Joint Ventures:
Our share of earnings from our joint ventures for the first nine months of 2018 was $2,411,000, a decrease of $1,101,000, or 31%, from $3,512,000 for the same period in 2017. The primary drivers include the following:

•
There was a $849,000 decrease in our share of earnings from our TA/Petro joint venture. The decline is driven by reduced fuel margins as a result of increased gasoline and diesel costs. Comparatively diesel margins were 25 cents and 32 cents per gallon as of September 30, 2018 and 2017, respectively. Comparatively gasoline margins were 57 cents and 66 cents per gallon as of September 30, 2018 and 2017, respectively. Diesel sales volumes were 12.4 million and 12.7 million gallons as of September 30, 2018 and 2017, respectively. Gasoline sales volumes were 10.4 million and 10.1 million gallons as of September 30, 2018 and 2017, respectively.

•
Our share of earnings from our TRCC/Rock Outlet Center joint venture decreased $1,080,000 resulting from the acceleration of amortization of lease intangibles driven by the removal of poor peforming tenants. We are actively seeking tenants for the vacated retail space.

•
There was a $1,102,000 improvement from our TRC-MRC 2 joint venture. Throughout 2017, TRC-MRC 2 incurred significant non-cash GAAP accounting losses that did not reoccur in 2018. Please refer to "Non-GAAP Financial Measures" for further financial discussion on our joint ventures.

Comparison of three months ended September 30, 2018 to three months ended September 30, 2017
Total revenues for the three months ended September 30, 2018 were $15,432,000 compared to $11,908,000 for the three months ended September 30, 2017 representing an increase of $3,524,000, or 30%. The increase is primarily attributable to an increase in farming and mineral resources revenues of $3,370,000 and $213,000, respectively.
Real Estate – Commercial/Industrial:
Commercial/industrial real estate segment revenues were $2,445,000 for the three months ended September 30, 2018, an increase of $13,000, or 1%, from $2,432,000 for the three months ended September 30, 2017. The changes are attributed to the same reasons discussed for the nine months ended September 30, 2018.
Commercial/industrial real estate segment expenses were $1,678,000 during the three months ended September 30, 2018, an increase of $363,000, or 28%, from $1,315,000 for the same period in 2017. This increase is attributed to an increase in general and administrative costs of $281,000 and TCWD water assessments of $228,000. These increases were offset by reductions in payroll and overhead of $123,000.
Real Estate – Resort/Residential:
Resort/residential real estate segment expenses were $471,000 during the three months ended September 30, 2018, an increase of $200,000, or 74%, from $271,000 for the same period in 2017. The increase was driven by increased general and administrative allocations of $92,000 and an increase in payroll, overhead, and stock compensation net of capitalization of $132,000.

Mineral Resources:

Mineral resources segment revenues were $1,355,000 for the three months ended September 30, 2018, an increase of $213,000, or 19%, from $1,142,000 for the same period in 2017. We had increases in oil royalties of $228,000. The average price per barrel of oil was $70 and $47 as of the three months ended September 30, 2018 and 2017, respectively. The Company also experienced increases in cement and rock aggregate revenue of $83,000 and $39,000, respectively. Partially offsetting those increases were reductions in other revenues and reimbursements of $163,000.
Mineral resources segment expenses were $574,000 for the three months ended September 30, 2018, an increase of $46,000, or 9%, from $528,000 for the same period in 2017. The increase resulted from increased general and administrative costs of $77,000.

Farming:
Farming segment revenues were $10,836,000 for the three months ended September 30, 2018, an increase of $3,370,000, or 45%, compared to $7,466,000 for the same period in 2017. The $3,370,000 change is primarily attributable to the following:

•	Pistachio revenues increased $3,939,000 for the same reasons discussed within the Result of Operations for the nine months ended September 30, 2018.

•	Wine grape revenues decreased $638,000 for the same reasons discussed within the Result of Operations for the nine months ended September 30, 2018.
Farming segment expenses were $6,541,000 for the three months ended September 30, 2018, a decrease of $1,380,000, or 17%, compared to $7,921,000 for the same period in 2017. The decrease is attributed to the same reasons discussed within the Result of Operations for the nine months ended September 30, 2018.
Ranch Operations:
Ranch operations revenues were $796,000 for the three months ended September 30, 2018, a decrease of $72,000, or 8%, from $868,000 during the same period in 2017. The decrease is largely attributed to a decrease in grazing revenues of $56,000 and filming location fees of $52,000.
Ranch operations expenses were $1,353,000 for the three months ended September 30, 2018, an increase of $200,000, or 17%, compared $1,153,000 for the same period in 2017. The increase is primarily attributed to increased general and administrative costs of $80,000, fuel of $23,000, repairs and maintenance of $19,000, professional services of $16,000, and payroll and overhead of $13,000,

Corporate and Other:
Corporate general and administrative costs were $2,100,000, a decrease of $123,000, or 6%, compared to the same period in 2017. This decrease is attributed to lower software license and stock compensation costs of $81,000 and $57,000, respectively.
Joint Ventures:
Our share of earnings from our joint ventures was $1,592,000, a decrease of $132,000, or 8%, during the third quarter of 2018 when compared to $1,724,000 for the same period in 2017. The primary drivers include the following:

•
There was a $159,000 increase in our share of earnings from our TA/Petro joint venture driven by improved fuel margins resulting from higher sales prices and greater diesel sales volume. Comparatively diesel margins were 36 cents and 33 cents per gallon as of the quarters ended September 30, 2018 and 2017, respectively. Comparatively gasoline margins were 70 cents and 65 cents per gallon as of the quarters ended September 30, 2018 and 2017, respectively. Diesel sales volumes were 4.5 million and 4.3 million gallons as of the quarters ended September 30, 2018 and 2017, respectively. Gasoline sales volumes were 3.7 million and 3.7 million gallons as of the quarters ended September 30, 2018 and 2017, respectively.

•	Our share of earnings from our TRCC/Rock Outlet Center decreased $449,000 as a result of increased operating expenses and higher interest expense as a result of rising interest rates.

•
There was a $341,000 improvement from our TRC-MRC 2 joint venture. Throughout 2017, TRC-MRC 2 incurred significant non-cash GAAP accounting losses that did not reoccur in 2018. Please refer to "Non-GAAP Measures" for further financial discussion on our joint ventures.

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
Commercial
For the nine months ended September 30, 2018 we had no leases that expired, nor did we have any material lease renewals.
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
We believe that the FTZ and EDIP along with our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial space users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company partnered with Majestic Realty Co. in the development of a 480,000 square foot, state-of-the-art distribution facility that was completed in the third quarter of 2017 and is currently fully leased. One of the tenants, L'Oréal USA, moved its operations to the new facility from the Santa Clarita Valley.
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
During the quarter ended September 30, 2018, vacancy rates in the Inland Empire remained unchanged at 3.8% when compared to December 31, 2017, primarily due to strong absorption. Lease rates have increased in the Inland Empire by $0.03 per square foot over the past 12 months, this increase may begin to give us a greater pricing advantage due to our low land basis.
During the quarter ended September 30, 2018, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, increased 10 basis points from 1.7% to end at 1.8% when compared to December 31, 2017. The northern Los Angeles industrial market continues to see available supply remain at extremely low levels, and with limited new construction, this will result in vacancy remaining at all-time lows and rental rates anticipated to continue to increase. Demand for industrial space in this market will continue to be driven by domestic and global consumption levels.
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

•
For Centennial, we have received a 4-1 vote from the Los Angeles County Regional Planning Commission recommending that the LA County Board of Supervisors approve the Centennial Specific Plan. The Company is currently working with LA County to advance the application on to the Board of Supervisors.

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

Farming
We have substantially completed our pistachio harvest and achieved record yields in excess of 4 million pounds. We are currently in the process of completing our wine grape and almond harvests. Thus far, we expect almond yields to be slightly lower than the previous year while wine grape yields will remain comparable to the prior year. Due to our exposure to the commodity markets, we are unable to accurately predict revenue and we cannot pass on to our customers any cost increases caused by general inflation, except to the extent such inflation is reflected in market conditions and commodity prices. Additionally, we are unable to predict the outcome of ongoing trade discussions with foreign nations nor are we able to predict the resulting impact over crop demand or pricing. Lastly, increased tariffs from China and India which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country. All of our crops are sensitive to the size of each year’s world crop. Large crops in California and abroad can rapidly depress prices. Thus far in 2018, prices for almonds and pistachios have seen some decline due to the uncertainly surrounding trade tariffs.
Mineral Resources
As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. The 2018 moderate drought conditions have led to water sales opportunities, including multi-year agreements as we have done in the past. We do not expect to have any water sales opportunities for the remainder of the year.
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
Income Taxes
For the nine months ended September 30, 2018, the Company had net income tax expense of $1,333,000 compared to a net income tax benefit of $1,468,000 for the nine months ended September 30, 2017. These represent effective tax rates of approximately 25% and 41% for the nine months ended September 30, 2018 and, 2017, respectively. As of September 30, 2018, income tax receivables were $88,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses.

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
On October 27, 2017, the Company completed a Rights Offering raising $90,000,000 in new capital.
Our cash, cash equivalents and marketable securities totaled $79,555,000 at September 30, 2018, a decrease of $11,420,000 from $90,975,000 as of December 31, 2017. The use of cash is attributed to ongoing development costs associated with our commercial/industrial and resort/residential segments.
The following table shows our cash flow activities for the nine months ended September 30,

(in thousands)	2018	2017
Operating activities	$8,829	$7,902
Investing activities	$(14,515)	$(12,361)
Financing activities	$(4,247)	$5,859
Operating Activities
During the first nine months of 2018, our operations generated $8,829,000 in cash largely due to the water sales discussed above and operating distributions of $4,800,000 from our TA/Petro joint venture.
During the first nine months of 2017, our operations generated $7,902,000 in cash largely due to operating distributions of $7,200,000 from our TA/Petro joint venture.
Investing Activities
During the first nine months of 2018, investing activities used $14,515,000 of cash, in part, as a result of $16,183,000 in capital expenditures. Capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), include predevelopment activities for our master planned communities, which include tentative tract maps, engineering and design for Farm Village totaling $3,842,000 for MV; expenditures relating to regulatory permits and litigation of $2,241,000 for Grapevine, and costs related to approval of specific plan of $3,319,000 for Centennial. At TRCC, we spent $3,328,000 on water treatment facility improvements, water infrastructure improvements and planning. Within our farming segment, we spent $2,873,711 replacing old machinery and equipment along with developing new almond orchards. We also purchased marketable securities and water for $23,451,000 and $2,659,000, respectively. Our capital outlays were offset by distributions from unconsolidated joint ventures of $1,835,000, CFD reimbursements of $1,385,000 and proceeds from maturity of marketable securities of $24,558,000. As we move forward, we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investment.
During the first nine months of 2017, investing activities used $12,361,000 of cash as a result of $15,579,000 in capital expenditures. Capital expenditures, inclusive of capitalized interest and payroll, include predevelopment activities for our master planned communities which amounted to $4,040,000 for

MV, $3,056,000 for Grapevine, and $2,594,000 for Centennial. At TRCC East, we spent $3,053,000 for infrastructure projects. Within our farming segment, we spent $1,830,000 replacing old machinery and equipment along with developing a new almond orchard. We spent $352,000 within our mineral resources group for new wells and water turnouts. Additionally, we used $4,567,000 for our purchase of water under the Nickel water contract along with water recharge costs. Our capital outlays were offset by distributions from unconsolidated joint ventures of $3,018,000 and proceeds from maturity of marketable securities of$5,274,000.
Our estimated capital investment, inclusive of capitalized interest and payroll, for the remainder of 2018 will be primarily related to real estate projects. Estimated capital investment includes approximately $2,533,000 of infrastructure development at TRCC-East. This new infrastructure is to support continued commercial retail and industrial development within TRCC-East and to expand water facilities to support future anticipated absorption. We expect to possibly invest $487,000 in permitting and planning activities and defending the approved EIR for Grapevine, $576,000 for final approval of tentative tract maps and design activities related to commercial development for MV, and $882,000 related to the specific plan EIR, approval of EIR, and mapping activities for Centennial.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2018 and 2017, of $2,221,069 and $2,655,236, respectively, is classified in real estate development. We also capitalized payroll and overhead costs related to development, pre-construction, and construction projects which aggregated $2,983,000 and $2,377,266 for the nine months ended September 30, 2018 and 2017, respectively. The increase in capitalized payroll and overhead costs is attributed to additional employees working on our real estate development projects. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first nine months of 2018, financing activities used $4,247,000 in cash primarily for servicing of long-term debt of $3,018,000 and tax payments on vested share grants of $1,063,000.
During the first nine months of 2017, financing activities provided $5,859,000 in cash primarily through $13,300,000 in drawdowns from our line of credit. As of September 30, 2017, there was an outstanding balance of $17,000,000 on our revolving line of credit. The use of our line of credit primarily reflects the cyclical nature of cash flow in our farming segment as inventory costs build as we move into the second half of the year and the harvest season begins and to water activity during the first half of the year. The cash inflows were offset by paydowns of short-term debt of $4,000,000, paydowns of long-term debt of$2,901,000 and tax payments on vested share grants of $540,000.

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
Capital Structure and Financial Condition
At September 30, 2018, total capitalization at book value was $501,431,000 consisting of $66,941,000 of debt and $434,490,000 of equity, resulting in a long-term debt-to-total-capitalization ratio of approximately 13.3%.
The Company has a Term Loan and a Revolving Line of Credit Note, or collectively the Credit Facility, with Wells Fargo. The Credit Facility consists of a $70,000,000 term note, or Term Loan, and a $30,000,000 revolving line of credit, or RLC. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR average or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of the Credit Facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. At September 30, 2018 and December 31, 2017, the RLC had an outstanding balance of $0. The Term Loan had outstanding balances of $63,393,000 and $66,046,000 as of September 30, 2018 and December 31, 2017, respectively.
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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2018 and December 31, 2017, we were in compliance with all financial covenants.

We also have a promissory note agreement to pay a principal amount of $4,750,000 with CMFG Life Insurance Company, to pay principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments of $102,700 ending on September 1, 2028. The current outstanding balance is $3,488,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
Our current and future capital resource requirements will be provided by current cash and marketable securities, cash flow from on-going operations, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, joint venture agreements, additional use of debt, proceeds from the reimbursement of public infrastructure costs through Community Facilities District (CFD) bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. During April 2016, we filed a shelf registration statement on Form S-3 that went effective in May 2016. Under the shelf registration statement, we may offer and sell in the future one or more offerings, consisting of common stock, preferred stock, debt securities, warrants or any combination of the foregoing. On October 27, 2017, the Company completed a Rights Offering raising $90,000,000 in new capital.
At September 30, 2018, we had $79,555,000 in cash and securities and had $30,000,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2018, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
CONTRACTUAL OBLIGATIONS:
Estimated water payments	$258,953	$9,032	$18,527	$19,175	$212,219
Long-term debt	67,001	4,081	8,458	9,215	45,247
Interest on long-term debt	13,122	2,378	4,798	4,067	1,879
Cash contract commitments	7,829	5,620	1,138	—	1,071
Defined Benefit Plan	2,163	200	546	585	832
SERP	7,592	526	979	956	5,131
Tejon Ranch Conservancy	2,400	400	1,600	400	—
Financing fees and interest	163	163	—	—	—
Total contractual obligations	$359,223	$22,400	$36,046	$34,398	$266,379
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

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to certain bonds issued by the CFDs:

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS:
Standby letter of credit	$4,468	$—	$4,468	$—	$—
Total other commercial commitments	$4,468	$—	$4,468	$—	$—
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
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at September 30, 2018.
At September 30, 2018, aggregate outstanding debt of unconsolidated joint ventures was $119,014,000. We provided a guarantee on $103,732,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures with operating assets, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,282,000 of debt related to our joint venture with TA/Petro.

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

The following schedule reconciles Adjusted EBITDA and EBITDA to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Net (loss) income	$3,487	$(26)	$3,929	$(2,142)
Net loss attributable to non-controlling interest	(1)	(4)	(19)	(42)
Interest, net
Consolidated	(351)	(91)	(980)	(289)
Our share of interest expense from unconsolidated joint ventures	712	431	1,768	1,262
Total interest, net	361	340	788	973
Income taxes	1,155	336	1,333	(1,468)
Depreciation and amortization:
Consolidated	1,604	1,140	3,284	3,422
Our share of depreciation and amortization from unconsolidated joint ventures	1,119	1,333	3,172	3,970
Total depreciation and amortization	2,723	2,473	6,456	7,392
EBITDA	7,727	3,127	12,525	4,797
Stock compensation expense	825	877	2,601	2,571
Adjusted EBITDA	$8,552	$4,004	$15,126	$7,368
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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net operating income	2018	2017	2018	2017
Pastoria Energy Facility	$1,230	$1,054	$3,131	$2,779
TRCC	355	280	1,070	1,068
Communication leases	215	229	685	593
Other commercial leases	175	164	519	454
Total Commercial/Industrial net operating income	$1,975	$1,727	$5,405	$4,894

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Commercial/Industrial operating income	$767	$1,117	$2,403	$1,744
Plus: Depreciation and amortization	127	147	458	449
Plus: General, administrative and other expenses	1,471	1,005	3,714	4,192
Less: Other revenues including land sales	(390)	(542)	(1,170)	(1,491)
Total Commercial/Industrial net operating income	$1,975	$1,727	$5,405	$4,894

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Net income of unconsolidated joint ventures	$2,479	$2,794	$3,548	$5,466
Interest expense of unconsolidated joint ventures	1,393	837	3,445	2,455
Operating income of unconsolidated joint ventures	3,872	3,631	6,993	7,921
Depreciation and amortization of unconsolidated joint ventures	2,110	2,547	5,954	7,596
Net operating income of unconsolidated joint ventures	$5,982	$6,178	$12,947	$15,517

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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans. The first term loan is for $63,393,000 and has a rate that is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The second term loan has an outstanding balance of $3,488,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first loan mentioned above.
Market risk related to our farming inventories ultimately depends on the value of almonds, grapes, and pistachios at the time of payment or sale. Market risk related to our farming inventories is discussed below in the section pertaining to commodity price exposure. Additionally, we are unable to predict the outcome of ongoing trade discussions with foreign nations nor are we able to predict the resulting impact over crop demand or pricing. Increased tariffs from China and India which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.Credit risk related to our receivables depends upon the financial condition of our customers. Based on historical experience with our current customers and our periodic credit evaluations of our customers’ financial conditions, we believe our credit risk is minimal.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present our debt obligations and marketable securities and their related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2018
(In thousands except percentage data)

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets:
Marketable securities	$10,715	$38,677	$20,106	$404	—	—	69,902	$69,381
Weighted average interest rate	1.73%	1.95%	2.09%	2.51%	—	—	1.96%
Liabilities:
Long-term debt ($4.75M note)	$70	$289	$302	$315	$328	$2,184	$3,488	$3,488
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$910	$3,715	$3,881	$4,051	$4,221	$46,615	$63,393	$63,393
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$43	$17	—	—	—	—	$60	$60
Weighted average interest rate	3.35%	3.35%	—	—	—	—	3.35%

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

Commodity Price Exposure
As of September 30, 2018, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2017 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $10,897,000 of accounts receivable outstanding at September 30, 2018, $9,126,000 or 83%, is at risk to changing prices. Of the amount at risk to changing prices, $6,953,000 is attributable to pistachios and $1,086,000 is attributable to almonds. The comparable amount of accounts receivable at risk to price changes at December 31, 2017 was $3,670,000, or 48% of the total accounts receivable of $7,608,000.
The price estimated for the remaining accounts receivable for pistachios at September 30, 2018 was $2.01 per pound compared to $2.03 per pound at December 31, 2017. For each $0.01 change in the price of pistachios, our receivable for pistachios increases or decreases by $35,000. Although the final price of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.00 to $2.45. With respect to almonds, the preliminary price estimate for the remaining receivable was $2.40 per pound compared to $2.51 per pound at December 31, 2017. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $4,500. The range of final prices over the last three years for almonds has ranged from $2.58 to $3.67 per pound.

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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 12 (Commitments and Contingencies) in the Notes to Unaudited Consolidated Financial Statements in this report.

Item 1A. Risk Factors
Except for the addition of the risk factor set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, there have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On November 1, 2018, the Company, through its subsidiary Tejon Industrial Corp., entered into a limited liability agreement (the Agreement) with Majestic Reality Co. for the development of, ownership of, and management of a 579,040 square foot industrial building at the Company’s Tejon Ranch Commerce Center (TRCC). The Agreement creates the TRC-MRC 3, LLC. The following description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement. Please see the attached Exhibit 10.42 for additional information regarding its terms.

The following is a summary of the key terms and conditions of the Agreement:

•	Tejon will contribute a 33.0877 net acres of land with an agreed value of $5,765,201 or $4.00 per square foot.

•	Majestic will contribute in cash a matching amount of capital until its capital account is equalized with Tejon’s capital account.

•	Any future capital needs will be shared 50/50.

•
Majestic will be designated as the administrative member. However, there are a number of major decisions spelled out in the Agreement that must be approved by both members such as annual business plans, construction contracts, leasing, financing, and material agreements as an example

•	Future cash distributions will first be to any member who has a capital account in excess of the other member and then future cash distribution will be 50/50 to each member.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1

3.2	Amended and Restated Bylaws	FN 2

4.1	Form of First Additional Investment Right	FN 3

4.2	Form of Second Additional Investment Right	FN 4

4.3	Registration and Reimbursement Agreement	FN 5

10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6

10.7	*Severance Agreement	FN 7

10.8	*Director Compensation Plan	FN 7

10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7

10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9

10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7

10.12	Lease Agreement with Pastoria Energy Facility L.L.C.	FN 10

10.15	Form of Securities Purchase Agreement	FN 11

10.16	Form of Registration Rights Agreement	FN 12

10.17	*2004 Stock Incentive Program	FN 13

10.18	*Form of Restricted Stock Agreement for Directors	FN 13

10.19	*Form of Restricted Stock Unit Agreement	FN 13

10.23	Tejon Mountain Village LLC Operating Agreement	FN 14

10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15

10.25	Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 16

10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18

10.28	Warrant Agreement	FN 19

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20

10.30	Membership Interest Purchase Agreement - TMV LLC	FN 21

10.31	Amended and Restated Credit Agreement	FN 22

10.32	Term Note	FN 22

10.33	Revolving Line of Credit Note	FN 22

10.34	Amendments to Ground Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23

10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24

10.36	*Separation Agreement - Gregory J. Tobias	FN 25

10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26

10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27

10.39	Centennial Redemption and Withdrawal Agreement	FN 28

10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29

10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30

10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	Filed herewith

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract, compensatory plan or arrangement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 6, 2018.

TEJON RANCH CO.
(The Company)

/s/ Allen E. Lyda
Allen E. Lyda
Executive Vice President, Chief Financial Officer and Corporate Treasurer
(Principle Financial Officer)

/s/ Robert D. Velasquez
Robert D. Velasquez
Senior Vice President, Finance and Chief Accounting Officer
(Principle Accounting Officer)