Form 10-K
period 2018-12-31
TEJON RANCH CO
filed 2019-03-01
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-07183

TEJON RANCH CO.
(Exact name of registrant as specified in its charter)

Delaware	77-0196136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 1000, Lebec, California 93243
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (661) 248-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 29, 2018 was $517,801,604 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.
The number of the Company’s outstanding shares of Common Stock on February 19, 2019 was 25,982,337.
____________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields and prices, and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.

As used in this annual report on Form 10-K, references to the “Company,” “Tejon,” “TRC,” “we,” “us,” and “our” refer to Tejon Ranch Co. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this annual report on Form 10-K.

ITEM 1.     BUSINESS
Company Overview
We are a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians and create value for our shareholders. Current operations consist of land planning and entitlement, land development, commercial land sales and leasing, leasing of land for mineral royalties, water asset management and sales, grazing leases, farming, and ranch operations.
These activities are performed through our five reporting segments:
Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of downtown Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, monetization of land through development and sales, and conservation in order to maximize the highest and best use for our land. We are involved in eight joint ventures, that either own, develop, and/or operate real estate properties. We enter into joint ventures as a means to facilitate the development of portions of our land.

Bakersfield
CHINA LAKE
N.W.C.
CALIFORNIA
Mojave
TEJON
RANCH
EDWARDS A.F.B.
NATIONAL FOREST
Lancaster
/Palmdale
Santa
Clarita
Santa
Barbara
Ventura
NATIONAL FOREST
NATIONAL
FOREST
Inland
Empire
Los Angeles
PACIFIC OCEAN
5
99
58
138
5
210
405
10
10
15
405
5
15
215

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale mixed use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California.  Our mixed use master planned residential developments have been, or are in the process of being, approved or re-approved, to collectively include up to 34,783 housing units, and more than 35 million square feet of commercial space.  We have obtained entitlements on Mountain Village at Tejon Ranch, or MV, and in litigation regarding the entitlements for Grapevine at Tejon Ranch, or Grapevine. During December 2018, the Los Angeles County Board of Supervisor voted in favor of our plan to develop Centennial at Tejon Ranch, or Centennial, taking an additional step toward approving the mixed use residential community. We are currently engaged in entitlement, construction, commercial sales and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. All of these efforts are supported by diverse revenue streams generated from other operations, including commercial real estate, farming, mineral resources, and our various joint ventures.

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

Percentage of Total Revenue1,2 by Segment:
1. Real Estate includes equity in earnings of unconsolidated joint ventures.
2. Charts presented only include the segment revenues, other income components are excluded.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing segments for the last three years:
FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2018	2017	2016
Revenues and Other Income
Real Estate—Commercial/Industrial (1)	$8,970	$9,001	$9,840
Mineral Resources	14,395	5,983	14,153
Farming	18,563	16,434	18,648
Ranch operations	3,691	3,837	3,338
Segment revenues	45,619	35,255	45,979
Gain on sale of real estate	—	—	1,044
Investment income	1,344	462	457
Other loss	(59)	(275)	(581)
Revenues and other income	$46,904	$35,442	$46,899
Equity in earnings of unconsolidated joint ventures	3,834	4,227	7,098
Total revenues and other income (2)	$50,738	$39,669	$53,997
Segment Profits (Losses) and Net Income
Real Estate—Commercial/Industrial (1)	$2,724	$2,472	$2,740
Real Estate—Resort/Residential	(1,530)	(1,955)	(1,630)
Mineral Resources	8,172	3,019	6,357
Farming	2,535	233	(25)
Ranch operations	(1,760)	(1,574)	(2,396)
Segment profits (3)	10,141	2,195	5,046
Gain on sale of real estate	—	—	1,044
Investment income	1,344	462	457
Other loss	(59)	(275)	(581)
Corporate expenses	(9,705)	(9,713)	(11,811)
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	1,721	(7,331)	(5,845)
Equity in earnings of unconsolidated joint ventures	3,834	4,227	7,098
Income (loss) before income taxes	5,555	(3,104)	1,253
Income tax expense (benefit)	1,320	(1,283)	496
Net income (loss)	4,235	(1,821)	757
Net loss attributable to non-controlling interest	(20)	(24)	(43)
Net income (loss) attributable to common stockholders	$4,255	$(1,797)	$800
Identifiable Assets by Segment (4)
Real estate—commercial/industrial	$65,929	$63,065	$65,290
Real estate—resort/residential	273,620	258,697	243,963
Mineral Resources	54,144	48,305	45,066
Farming	40,835	36,317	36,895
Ranch operations	2,973	3,625	3,893
Corporate	91,547	108,190	44,434
Total assets	$529,048	$518,199	$439,541
(1) Refer to Note 1, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for discussion on impact of the adoption of ASU 2014-09 "Revenue with Contracts from Customers (Topic 606)" on the years ended December 31, 2017 and 2016.
(2) Refer to Note 16, Reporting Segments and Related Information of the Notes to the Consolidated Financial Statements for additional detail related to segment revenues.
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

Real Estate Development Overview
Our real estate operations consist of the following activities: real estate development, commercial land sales and leasing, land planning and entitlement, and conservation.
Interstate 5, one of the nation’s most heavily traveled freeways, brings in excess of 88,000 vehicles per day through our land, which includes 16 miles of Interstate 5 frontage on each side of the freeway and the commercial land surrounding three interchanges. The strategic plan for real estate focuses on development opportunities along the Interstate 5 and Highway 138 corridors, which includes TRCC in Kern County, Centennial, a mixed use master planned community on our land in Los Angeles County, MV, a resort and residential community in Kern County, and Grapevine, a mixed use master planned community on our land in Kern County. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
The chart below is a continuum of the real estate development process highlighting each project's current status and key milestones to be met in moving through the real estate development process in California. During this process, we may experience delays arising from factors beyond our control. Such factors include litigation and a changing regulatory environment.

Grapevine
TRCC
✓ Create a Development Plan
✓ Prepare Environmental Impact Report
✓ Obtain Project Approval from County Board of Supervisors
Detailed Maps / Engineering Level Designs for:
✓ Lot layouts
✓ Grading
✓ Amenities & Infrastructure, including Sewer & Water systems
ENTITLEMENT
STATE & FEDERAL PERMITS
TRACT / FINAL MAPS
CONSTRUCTION PERMITS
OPERATIONS
Obtain Necessary Permits from:
✓ State Department of Fish and Wildlife
✓ Regional Water Quality Control Board
✓ US Army Corps of Engineers
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

Bakersfield
5
99
119
Lamont
58
223
Arvin
Taft
Tehachapi
166
Tejon Ranch Commerce Center
Tejon Ranch
Grapevine
Mountain Village
Frazier Park
Centennial
138
5
To Los Angeles
33

Operating Segments
Real Estate - Commercial/Industrial

During 2018, approval for expansion of the Foreign Trade Zone (FTZ) was granted by the U.S. Department of Commerce. The expanded FTZ now covers all the industrial sites within TRCC, an area totaling 1,094 acres. The FTZ designation allows the user to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the zone. This FTZ designation is further supplemented by the Economic Development Incentive Policy, or EDIP, adopted by the Kern County Board of Supervisors. EDIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. The EDIP provides incentives such as assistance in obtaining state tax incentives, building supporting infrastructure, and workforce development.
Construction:
During 2018, we formed TRC-MRC 3, a joint venture with Majestic Realty Co., or Majestic, a Los Angeles-based commercial/industrial developer, to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building at TRCC-East. We anticipate construction completion and delivery of the space in the fourth quarter of 2019 to a tenant that has entered into a lease agreement occupying 67% of the total rentable space.
We also began development on a new 4,900 square foot multi-tenant retail building at TRCC-East to further expand our footprint at TRCC. We anticipate completion of a dark shell, a commercial building with an unfinished interior, in the third quarter of 2019.
During 2017, our TRC-MRC 1 joint venture with Majestic completed the construction of a 480,480 square foot distribution facility. The facility was fully leased in 2018, with half of the space leased to Dollar General and the other half to SalonCentric, L’Oréal USA’s professional salon distribution operation.

The following is a summary of the Company's commercial, retail and industrial real estate developments as of December 31, 2018:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion	Estimated Completion Date
Tejon Ranch Commerce Center	$82,778	$74,358	$157,136	TBD
Less: Reimbursements from TRPFFA[1]	68,450	58,980	127,430	TBD
TRCC Development Costs, net	$14,328	$15,378	$29,706

[1]The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

The following table summarizes total entitlements for TRCC as of December 31, 2018:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	4,717,629[1]	632,795[2]
Entitlements available	14,004,272	318,614

[1]With the start of a 579,040 square foot building during the first quarter of 2019, total entitlements used subsequently increased to 5,296,669.
[2]With the start of a 4,900 square foot multi-tenant during the first quarter of 2019, total entitlements used subsequently increased to 637,695.

MASTER LAND USE PLAN

99
5
TO BAKERSFIELD
WHEELER RIDGE ROAD
T.C.W.D.
(67% Leased)
CATERPILLAR
DOLLAR GENERAL
L'ORÉAL
TRAVEL CENTERS OF AMERICA
n.a.p.
FAMOUS FOOTWEAR
PETRO TRAVEL PLAZA
OUTLETS
LAVAL ROAD
LAVAL ROAD WEST
HELD FOR DEVELOPMENT
DOLLAR GENERAL
VISION / IKEA
IKEA
TO LOS ANGELES
Future Building
Existing Building
Existing Road
Future Road
Miles
0
0.25
0.5

WHOLLY-OWNED by TEJON RANCH

- Income Producing Properties
- Under Construction

JOINT VENTURES

- Petro Travel Plaza Holdings - 60%*
- Rockefeller Group - 50%*
- Majestic Realty - 50%*

*Represents TRC's ownership percentage interest

- Held by 3rd Party

TRC Land Held for Development

- Land with Land Improvements
- Land without Land Improvements

The above land use plan is subject to change based upon economic and market variables.

Commercial/industrial real estate sales:
The commercial/industrial real estate sales market is highly competitive, with competition throughout California. Our most direct regional competitors are in the Inland Empire, a large industrial area located 60 miles east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino into the Perris, Moreno Valley, and Beaumont regions of Southern California. We also face competition within Northern Los Angeles, which is comprised of the San Fernando Valley and Santa Clarita Valley along with areas north of us in the San Joaquin Valley of California. The principal factors of competition in this industry are price, availability of labor, proximity to the port complexes of Los Angeles and Long Beach and customer base. A potential disadvantage to our development strategy is our distance from the ports of Los Angeles and Long Beach in comparison to the warehouses and distribution centers located in the West Inland Empire. Strong demand for large distribution facilities is driving development farther east in a search for large entitled parcels.
During 2018, vacancy rates in the Inland Empire stayed flat at 3.9% compared to 3.7% in 2017. This industrial market continues to see available supply remain at historic low levels. Construction declined slightly during the fourth quarter with 20.5 million square feet under construction compared to 20.7 million in 2017. This new supply is currently meeting growing industrial demand. The low vacancy rates have led to a year-over-year increase in lease rates of 7.3% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During 2018, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, approximated 1.6% compared to 1.7% in 2017. Rents have been increasing for the past six years and will likely continue to rise in future years as the vacancy rate is at historic lows and quality industrial space remains hard to find. During 2018, average asking rents increased 8.5% compared with 2017, which have surpassed the historical peak which was seen in late 2007. Industrial demand remains high and infill industrial demand remains higher still. Future quarters will likely see greater construction activity as rents hit new highs and vacancy rates are at historic lows. Demand for industrial space in this market will also continue to be driven by domestic and global consumption levels. As industrial vacancy rates are at historic lows, industrial users seeking larger spaces are having to go further north into neighboring Kern County and particularly, TRCC which has attracted increased attention as market conditions continue to tighten.
In 2018, the Los Angeles and Long Beach Port container traffic recorded its highest container total ever with 17.54 million Twenty-Foot Equivalent Units, or TEU's, up 3.8% from 2017. TEU is a measure of a ship's cargo carrying capacity. The dimensions of one TEU are equal to that of a standard shipping container measuring 20 feet long by 8 feet tall.
Joint Ventures:
During 2018, we formed TRC-MRC 3, a joint venture with Majestic to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. We anticipate construction completion in 2019, and plan to deliver the space in the fourth quarter of 2019 to a tenant that has entered into a lease agreement to occupy 67% of this rentable space.

During 2016, we entered into a joint venture operating agreement with Majestic to pursue the development, construction, leasing, and management of a 480,480 square foot industrial building on the Company’s property at TRCC-East. The facility was fully leased up in 2018, with half of the space leased to Dollar General and the other half to SalonCentric, L’Oréal USA’s professional salon distribution operation. In addition, we entered into a second joint venture operating agreement with Majestic for the purchase of, ownership of, and management of a fully leased, 651,909 square foot industrial building located at TRCC-West.
Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, restaurants, and five separate gas stations with convenience stores within TRCC-West and TRCC-East.
We are involved in three joint ventures with Rockefeller Development Group, which includes the following: Five West Parcel LLC, which owns a 606,000 square foot building in TRCC-West that is fully leased to Dollar General, 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West, and TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon.
Leasing:
Within our commercial/industrial segment, we lease land to various types of tenants. We currently lease land to two auto service stations with convenience stores, 13 fast-food operations, two full-service restaurants, a motel, an antique shop, and a post office.

In addition, the Company leases several microwave repeater locations, radio and cellular transmitter sites, fiber optic cable routes, and 32 acres of land to Pastoria Energy Facility, L.L.C., or PEF, for an electric power plant.
The following table summarizes information with respect to lease expirations for our consolidated entities as of December 31, 2018.

Year of Lease Expiration	Number of Expiring Leases	RSF of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent
2019	1	—	$25	0.43%
2020	3	8,788	$247	4.24%
2021	6	60,722	$232	3.98%
2022	4	46,414	$273	4.69%
2023	5	4,640	$375	6.44%
2024	—	—	$—	—%
2025	3	57,320	$300	5.15%
2026	3	4,645	$257	4.41%
2027	1	1,801	$62	1.06%
2028	1	—	$13	0.22%
2029[2]	1	1,394,000	$3,577	61.42%
Thereafter	6	195,915	$463	7.95%
1 - Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of the reporting period, multiplied by 12. Annualized base rent shown in thousands.
2 - This amount includes 32 acres of the PEF ground lease.
Three leases expired during the year-ended December 31, 2018. The leases were renewed in 2018 and represented less than 5% of annualized base rent.
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2018 commercial/industrial activity.

Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering, and land stewardship and conservation activities. We have three major resort/residential communities within this segment:

•	MV, which has entitlement approvals and approved tentative tract map for the first four phases of residential development;

•
Centennial, which has zoning and land use designation within the Antelope Valley Area Plan, or AVAP, and the Los Angeles County General Plan, and is completing the specific plan process in LA County. The AVAP is designed to guide future development and conservation in the northern-most region of unincorporated Los Angeles County. Centennial is included in the AVAP as part of the west Economic Opportunity Area, or EOA, where future development would be directed. In December 2018, the Los Angeles County Board of Supervisors' voted in favor of the LA County Specific Plan, taking an additional step toward approving the community; and

•
Grapevine, which is on land owned within Kern County received entitlement approvals in 2016. On December 11, 2018, the court ruled we have to amend our EIR by preparing supplemental environmental documentation to further analyze the Grapevine project’s internal capture rate (ICR), which is the percent of vehicle trips remaining within the project.  The supplemental environmental documentation will include updated traffic, air quality, greenhouse gas emissions, noise, public health and growth inducing impact analyses.  As a part of the process Kern County will work with us to correct the EIR and re-approve the project. See Note 14, (Commitments and Contingencies) for further discussion.

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
COMPANY
Building the Legacy

DEVELOPMENT PROJECTS

Mixed Use Development | Commercial / Industrial | Project Open Space

TEJON RANCH
Kern County
Los Angeles County
5

MOUNTAIN VILLAGE

Kern County

Project Area	26,417	ac
Acres to be Developed	5,082	ac
Open Space	21,335	ac
Dwelling Units	3,450	du
Commercial Development	160,000	sf
Lodging Units	750	keys

TEJON RANCH
Kern County
Los Angeles County
138
5

CENTENNIAL

Los Angeles County

Project Area	12,323	ac
Acres to be Developed	6,699	ac
Open Space	5,624	ac
Dwelling Units	19,333	du
Commercial Development	10,100,000	sf

Tejon Ranch
Commerce
Center
TEJON RANCH
5

GRAPEVINE

Kern County

Project Area	8,010	ac
Acres to be Developed	4,643	ac
Open Space	3,367	ac
Dwelling Units	12,000	du
Commercial Development	5,100,000	sf

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
We are working toward delivering the first phase of the 160,000 square foot commercial center that we call Farm Village. Farm Village will serve as the commercial center and community gathering place for MV residents and visitors, as well as the gateway to MV. Farm Village will include fresh culinary offerings, artisan markets, boutique lodging, and an array of trails, gardens, and agriculture that will be intertwined to create the most unique, relaxing and “edu-taining” experience while fulfilling the needs of residents of MV. In January 2018, we obtained approval from Kern County on the first phase of the Farm Village.
During December 2017, the Company received approval of Tentative Tract Maps for the first four phases of residential units of MV.
In 2014, the Company acquired full ownership of TMV LLC through the purchase of DMB TMV LLC's interest in the former joint venture for $70,000,000 in cash.
The Company's decision to obtain full ownership of MV reflects the Company's growth as a fully integrated real estate company and demonstrates our belief in the future success of the development.
MV is fully entitled and all necessary permits have been issued to begin development once the mapping process is complete. Timing of MV development in the coming years will be dependent on the strength of both the economy and the residential real estate market. In moving the project forward, we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans as well as defining the capital funding sources for this development. Over the next several years, we expect to explore funding opportunities for future development of MV.  Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of common stock.
Centennial at Tejon Ranch:
The Centennial development is a mixed use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include 19,333 homes and 10.1 million square feet of commercial development. Centennial will also incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, will create a substantial number of jobs. Centennial is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 83.50% ownership interest as of December 31, 2018. Centennial is envisioned to be an ecologically friendly and commercially viable development.
In December 2018, the Los Angeles County Board of Supervisors took action to approve the specific plan and development agreement for Centennial by a vote of 4-1. Upon final approval and finding of facts, the 19,333 residential units will be fully entitled and is expected to occur during the first half of 2019.
In 2016, Lewis Investment Company withdrew from the joint venture. The surviving members (TRC, TRI Pointe Homes and CalAtlantic) absorbed the equity of Lewis Investment Company based on their respective proportionate interest in the joint venture at the time of the withdrawal. In 2018, CalAtlantic also withdrew from the joint venture. The surviving members (TRC and TRI Pointe Homes, Inc.) absorbed the equity of CalAtlantic based on their respective proportionate interest in the joint venture at the time of the withdrawal. Both withdrawals were deemed an equity transaction between members and had no earnings impact to the Company.
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

Grapevine at Tejon Ranch:
Grapevine is a 15,315-acre development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. The 2008 Conservation Agreement allows for the development of up to 12,400 acres in this area. We are currently focusing on 8,010 acres for a mixed use development to include housing, retail, and commercial industrial components. Grapevine has received approval for 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. On December 6, 2016, the Kern County Board of Supervisors unanimously approved the specific plan and the Environmental Impact Report, or EIR, for the development of the Grapevine community, which included approval for land use designation, zoning and a development agreement. On December 11, 2018 the court ruled that portions of the EIR required corrections and ordered that the County rescind the Grapevine project approvals until such supplemental environmental analysis was completed.  The Company will file new applications to re-entitle the Grapevine project (“re-entitlement”) in 2019. See Note 14, (Commitments and Contingencies) for further discussion.
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
The following is a summary of the Company's residential real estate developments as of December 31, 2018:

Community:	Mountain Village	Grapevine	Centennial	Resort
Location:	Kern County	Kern County	Los Angeles County	Residential
Project Status[1]:	Entitled	Re-Entitlement	Pending Approval	Total
Entitlement Area (acres):	26,417	8,010	12,323	46,750
Housing Units:	3,450	12,000	19,333	34,783
Commercial Development (sqft)[2]:	160,000	5,100,000	10,100,000	15,360,000
Open Areas (acres):	21,335	3,367	5,624	30,326
Costs to Date[3]:	$137,571	$31,175	$100,311	$269,057
(1) Estimated completion anticipated to be 25 years, or longer, from commencement of construction. To-date construction has not begun.
(2) MV also has approval for up to 750 lodging units and 350,000 square feet of facilities in support of two 18-hole golf courses.
(3) Total estimated project costs are difficult to accurately forecast with any certainty at this time due to finalization of entitlement and mapping processes, as well as final engineering for the developments, and capital funding structure selected. Dollars presented in thousands.
Mineral Resources
Mineral resources consist of oil and gas royalties, rock and aggregate royalties, royalties from a cement operation leased to National Cement Company of California, Inc., or National, and the management of water assets and water infrastructure. We continue to look for opportunities to grow our mineral resource revenues through expansion of leasing and encouraging new exploration. Within our water assets, we are expanding our resources through new well drilling programs, while at the same time looking for opportunities to continue to purchase water as we have in the past. We look to sell excess water over our internal needs on a temporary basis until that water is needed by us in our real estate and agricultural operations.
We do not expect increased oil production in 2019 if prices remain at current levels. Water sales opportunities for 2019 will depend on rain and snowfall volume along with California State Water Project, or SWP, allocations. As of February 20, 2019, the 2019 SWP allocation is at 35% of entitled amounts.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We however do not engage in any oil exploration or extraction activities. As of December 31, 2018, 10,332 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 250,000 barrels of oil and 241,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2018. Our share of production, based upon average royalty rates during the last three years, has been 92, 99, and 114, barrels of oil per day for 2018, 2017, and 2016, respectively. There are 309 active oil wells located on the leased land as of December 31, 2018. Royalty rates on our leases averaged approximately 13% of oil production in 2018.

Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.
We have approximately 2,000 acres under lease to National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant, which increased during 2018 compared to 2017. The improvement in shipments is due to an increase in road construction activity as compared to the prior years. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants, and at this time, we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.
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
In August 2015, we entered into a water sale agreement with PEF, our current lessee under a power plant lease. Beginning in 2016, PEF may purchase from us up to 2,000 acre-feet of water and from January 2017 through July 2030, PEF may purchase from us up to 3,500 acre feet of water per year, with an option to extend the term. PEF is under no obligation to purchase water from us in any year, but is required to pay us an annual option payment equal to 30% of the maximum annual payment. The price of the water under the agreement is $1,120 per acre-foot of annual water in 2019, subject to 3% annual increases for the duration of the lease agreement. The Company's commitments to sell this water can be met through current water sources.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes—1,197; almonds—1,966 (1,214 in production and 752 not in production); and pistachios—1,062. We manage the farming of alfalfa and forage mix on 775 acres in the Antelope Valley, and we periodically lease 1,000 acres of land that is used for the growing of vegetables but also can be used for the development of permanent crops such as almonds.
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
In 2018, we sold 62% of our grape crop to one winery, 23% to a second winery and the remainder to two other customers. These sales are under long-term contracts ranging from one to 12 years. In 2018, our almonds were sold to various commercial buyers, with the largest buyer accounting for 54% of our almond revenues. We sold pistachios to three customers with the largest accounting for 73% of our pistachio revenues. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases demand for the products we produce. The low value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets, but we are now seeing this change as the U.S. dollar has strengthened against the Euro and Chinese Yuan in 2018 and the beginning of 2019. The full potential impact of an increasing U.S. dollar to our pricing and revenue is not known at this time. Additionally, increased tariffs from China and India which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country. In 2018, prices for almonds and pistachios have seen some decline due to the uncertainly surrounding trade tariffs.

Weather conditions could impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2019 production until the early summer of 2019. Thus far, we have experienced heavier rain fall and colder temperatures during the 2018-2019 winter when compared to the 2017-2018 winter, which could positively impact 2019 production.
At this time the State Department of Water Resources has announced that the estimated water supply for 2019 will be at 35% of full entitlement. This allocation is expected to change based upon winter storms. The current 35% allocation of SWP water alone is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of the 2019 water supplies and its impact on 2019 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6. (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
Ranch Operations
Ranch operations consist of game management revenues and ancillary land uses such as grazing leases and filming. Within game management, we operate our High Desert Hunt Club, a premier upland bird hunting club. The High Desert Hunt Club offers over 6,400 acres and 35 hunting fields, each field providing different terrain and challenges. The hunting season runs from mid-October through March. We sell individual hunting packages as well as memberships.
Approximately 256,000 acres are used for two grazing leases, which account for 41% of total revenues from ranch operations at December 31, 2018.
Ranch operations also includes Hunt at Tejon, which offers a wide variety of guided big game hunts, including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2018, game management accounts for 37% of the total revenue from ranch operations.
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
Customers
During 2018, our PEF power plant lease accounted for 9% of total revenues. In 2017 and 2016, the PEF power plant lease generated 11% and 8% of our total revenues, respectively. No other customer represents 5% or more of our revenues in 2018 and 2017.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Employees
At December 31, 2018, we had 122 full-time employees. We believe that we have good relations with our employees. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.

Reports
We make available free of charge through our Internet website, www.tejonranch.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also make available on our website our corporate governance guidelines, charters of our key Board of Directors’ Committees (audit, compensation, nominating and corporate governance, and real estate), and our Code of Business Conduct and Ethics for Directors, Officers, and Employees. These items are also available in printed copy upon request. We intend to disclose in the future any amendments to our Code of Business Conduct and Ethics for Directors, Officers, and Employees, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver. Any document we file with the Securities and Exchange Commission, or SEC, may be inspected, without charge, at the SEC’s website: http://www.sec.gov.
Executive Officers of the Registrant
The following table shows each of our executive officers and the offices held as of March 1, 2019, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	58
Allen E. Lyda	Executive Vice President and Chief Operating Officer and Corporate Treasurer	2019	61
Hugh McMahon	Executive Vice President, Real Estate	2014	52
Joseph N. Rentfro	Executive Vice President, Real Estate	2015	50
Robert D. Velasquez	Senior Vice President, Finance, and Chief Financial Officer	2019	52
Michael R.W. Houston	Senior Vice President, General Counsel	2016	44
A description of present and prior positions with us, and business experience for the past five years is given below.
Mr. Bielli has been employed by the Company since September 2013. Mr. Bielli joined the Company as President and Chief Operating Officer and became President and Chief Executive Officer on December 17, 2013. Prior to joining the Company Mr. Bielli was President of Newland Communities' Western Region, a diversified real estate company, and was responsible for overseeing management of all operational aspects of Newland's real estate projects in the region. Mr. Bielli worked with Newland Communities from 2006 through August 2013.
Mr. Lyda has been employed by us since 1990, initially serving as Vice President, Finance and Treasurer. He was elected Assistant Secretary in 1995 and Chief Financial Officer in 1999. Mr. Lyda was promoted to Senior Vice President in 2008, and Executive Vice President in 2012. Mr. Lyda's title was subsequently changed in 2013 to Executive Vice President and Chief Financial Officer to more accurately describe the responsibilities of his office. On January 1, 2019, he was appointed to the role of Chief Operating Officer and ceased serving as the Company's Chief Financial Officer.
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

Mr. Velasquez joined the Company as Vice President of Finance of TRC in 2014. Mr. Velasquez's title was subsequently changed, in 2015, to Vice President of Finance and Chief Accounting Officer to more accurately describe the responsibilities of his office. Prior to joining TRC, Mr. Velasquez served as an Executive Director at Ernst & Young in their audit and assurance practice section. Mr. Velasquez worked with Ernst & Young from 1999 through 2014. Mr. Velasquez holds a B.S. in Business Administration – Option: Accounting from California State University, Los Angeles. Mr. Velasquez is a Certified Public Accountant in the state of California. On January 1, 2018 he was promoted to Senior Vice President, Finance and Chief Accounting Officer. On January 1, 2019, he was appointed Chief Financial Officer.
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
We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Federal and state environmental laws also govern the construction and operation of our projects and require compliance with various environmental regulations, including analysis of the environmental impact of our projects and evaluation of our reduction in the projects’ carbon footprint and greenhouse gas emissions. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. Certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. Currently, the Grapevine entitlement approval has been opposed and litigation has been filed against the Company and Kern County, which is the approving governmental entity. The issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, emissions of greenhouse gases, water availability and criticism of proposed development in rural areas as being “sprawl.” In addition, California has a specific statutory and regulatory scheme intended to reduce greenhouse gas emissions in the state and efforts to enact federal legislation to address climate change concerns could require further reductions in our projects’ carbon footprint in the future.
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

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to client tenants. Our properties are subject to increases in operating expenses including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. Our leases allow us to pass along real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent. However, we cannot be certain that our client tenants will be able to bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective client tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents, if operating expenses increase without a corresponding increase in revenues, our profitability could diminish.
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
Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of Tejon's and its customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of Tejon's and its customers' data. We remain potentially vulnerable to additional known or unknown threats despite our attempts to mitigate these risks. We also may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Our efforts to protect sensitive, confidential or personal data or information, may nonetheless leave us vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

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
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR in the future may adversely affect the value of any outstanding debt instruments. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices known as “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As a result, it appears highly likely that LIBOR will be discontinued or modified by 2021.

At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks, or LIBOR-based debt instruments. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. Furthermore, the use of alternative reference rates or other reforms could cause the interest rate calculated for the LIBOR-based debt instruments to be materially different than expected. Lastly, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.
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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 1, 2019, directors and members of our executive management team beneficially owned or controlled approximately 19.8% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant number of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
Land
Our approximately 270,000 acres include portions of the San Joaquin Valley, portions of the Tehachapi Mountains and portions of the western end of the Antelope Valley. Each of our five reporting segments use various portions of this land. A number of key transportation and utility facilities cross our land, including Interstate 5, California Highways 58, 138 and 223, the California Aqueduct (which brings water from Northern California), and various transmission lines for electricity, oil, natural gas and communication systems. Our corporate offices are located on our property.
Approximately 247,000 acres of our land are located in Kern County, California. The Kern County general plan, or the “General Plan,” for this land contemplates continued commercial, resource utilization, farming, grazing and other agricultural uses, as well as certain new developments and uses, including residential and recreational facilities. While the General Plan is intended to provide guidelines for land use and development, it is subject to amendment to accommodate changing circumstances and needs. We have three major master planned real estate projects in Kern County: MV, TRCC and Grapevine.
The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. In December 2018, the Los Angeles County Board of Supervisors took action to approve the specific plan and development agreement for Centennial on 12,323 acres of this land by a vote of 4-1. Upon final approval and finding of facts, the 19,333 residential units will be fully entitled. This is expected to occur during the first half of 2019. See Item 1, “Business—Real Estate Development Overview.”
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
In addition to the WRMWSD contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. TCWD, a local water district serving our land in the district and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has 52,547 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and the Company. TCWD is the water supplier to TRCC, and will be the principal water supplier for any significant mixed use development in MV. TCWD will also be the water district that provides services to Grapevine.
We have a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have banked 35,793 acre-feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. We anticipate adding additional water to the water bank in the future, as water is available. In 2010 we began participating with AVEK in a water-banking program and we have 13,033 acre-feet of water to our credit in this program.
Over time we have also purchased water for our future use or sale. In 2008 we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which has been placed in our water bank.

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
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2018 was $738 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2019 purchase cost of $769 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2018, SWP allocations were 30% of contract levels, and WRMWSD was able to supply us with water from various sources that when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from other sources, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 35% preliminary SWP water allocation has been made by the California Department of Water Resources, or DWR, for 2019. The current 35% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs for the next year.
All SWP water contracts require annual payments related to the fixed and variable costs of the SWP and each water district, whether or not water is used or available. WRMWSD and TCWD contracts also establish a lien on benefited land.
Portions of our property also have available groundwater, which we believe would be sufficient to supply commercial development in the Interstate 5 corridor and support current agricultural operations. Ground water in the Antelope Valley Basin is the subject of litigation. See Item 3, “Legal Proceedings,” for additional information about this litigation. Please refer to “Note 14 (Commitments and Contingencies)” for further discussion.
A new development with respect to groundwater is the Sustainable Groundwater Management Act, or SGMA, which became effective January 1, 2015. For the water districts in which the Company participates in the San Joaquin Valley, Groundwater Sustainability Plans are to be developed by 2020 and 2022. Through these plans it will have to be demonstrated to the satisfaction of the Department of Water Resources, that the basins are "sustainable" and in balance by 2040, which could ultimately lead to restrictions on the use of groundwater. The Company's lands are located in the White Wolf Basin, which is a basin that is currently not over-drafted, so there is no anticipation at this time of any restriction related to manageable uses of ground water. However, the Company's lands are in relatively good condition because of the diverse inventory of surface water supplies and banked water that the Company has access to as mentioned above.
There have been many environmental challenges regarding the movement of SWP water through the Sacramento Delta. Operation of the Delta pumps are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. Biological Opinions, or BO, issued by the U.S. Fish and Wildlife Service and National Marine Fisheries Service in 2008 and 2009 contain restrictions on pumping from the Delta. These BOs are being challenged in the courts by both water agencies and environmental groups, which challenges were for the most part unsuccessful. There are many groups, governmental and private, working together to develop a solution in the future to mitigate the curtailment of water from the Delta.
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

Other Activities
TRPFFA is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA has created two Community Facilities Districts, or CFDs, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has $65,000,000 of additional bond debt authorized by TRPFFA. Proceeds from the sales of these bonds are to reimburse the Company for public infrastructure related to TRCC-East. As of December 31, 2018, $4,180,000 is available under the currently issued East CFD bonds for reimbursement on qualifying infrastructure improvements.
We paid $2,570,000 and $2,578,000 in special taxes related to the CFDs in 2018 and 2017, respectively. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2019 of $2,570,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2018.
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
The following table shows the high and low sale prices for our Common Stock, which trades under the symbol TRC on the New York Stock Exchange, for each calendar quarter during the last two years:

	2018		2017
Quarter	High	Low	High	Low
First	$24.58	$20.21	$26.04	$20.58
Second	$26.25	$22.43	$24.18	$19.90
Third	$24.57	$21.17	$21.94	$19.67
Fourth	$21.82	$16.04	$22.81	$18.59
As of February 19, 2019, there were 292 registered owners of record of our Common Stock.
No cash dividends were paid in 2018 or 2017 and at this time there is no intention of paying cash dividends in the future.
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
The annual stockholder performance graph will be provided separately in our annual report to stockholders.
ITEM 6.     SELECTED FINANCIAL DATA

	2018	2017	2016	2015	2014
Total revenues, including investment and other income[1]	$46,904	$35,442	$46,899	$52,056	$52,291
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	$1,721	$(7,331)	$(5,845)	$(2,287)	$3,165
Equity in earnings of unconsolidated joint ventures	$3,834	$4,227	$7,098	$6,324	$5,294
Net income (loss)	$4,235	$(1,821)	$757	$2,912	$5,762
Net (loss) income attributable to noncontrolling interests	$(20)	$(24)	$(43)	$(38)	$107
Net income (loss) attributable to common stockholders	$4,255	$(1,797)	$800	$2,950	$5,655

Total assets	$529,048	$518,199	$439,541	$431,919	$431,923
Long-term debt	$65,915	$69,959	$73,867	$74,215	$74,459
Equity	$434,672	$426,810	$334,709	$331,308	$324,333
Net income (loss) per share attributable to common stockholders, diluted	$0.16	$(0.08)	$0.04	$0.14	$0.27

[1]Refer to Note 1, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for discussion on impact of the adoption of ASU 2014-09 "Revenue with Contracts from Customers (Topic 606)" on the years ended December 31, 2017 and 2016.

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
We currently operate in five reporting segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
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
Financial Highlights
For 2018, net income attributable to common stockholders was $4,255,000 compared to net loss attributed to common stockholders of $1,797,000 in 2017. Factors driving the change include an increase in mineral resource revenues of $8,412,000 resulting from more sales opportunities for water in 2018 when compared to 2017, and an increase in farming revenues of $2,129,000 resulting from improved pistachio sales. From an expense perspective, expenses increased $2,410,000 mainly as a result of an increase in costs of $3,100,000 stemming from increased water sales.
For 2017, net loss attributable to common stockholders was $1,797,000 compared to net income attributed to common stockholders of $800,000 in 2016. Factors driving the change include: a decline in farming revenues of $2,214,000 resulting from a decline in pistachio production in excess of 2,200,000 pounds, a decline in mineral resource revenues of $8,170,000 resulting from decreased sales opportunities for water in 2017 when compared to 2016, and a decrease in income from unconsolidated joint ventures of $2,871,000. In addition, 2016 included a land sale to a third party of $1,039,000, whereas 2017 did not have any land sales. From an expense perspective, expenses decreased $10,282,000 as a result of reduced water sales and our staff rightsizing initiatives.
For the year ended December 31, 2018, we had no material lease renewals.

During 2019, we will continue to invest funds toward the achievement of entitlements, permits, and maps for our land and for master project infrastructure and vertical development within our active commercial and industrial development. Securing entitlements for our land is a long, arduous process that can take several years and often involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon, among other factors, commodity prices, production within our farming segment, the timing of land sales and the leasing of land and/or industrial space within our industrial developments, and equity in earnings realized from our unconsolidated joint ventures.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our results of operations. It contains the results of operations for each operating segment of the business and is followed by a discussion of our financial position. It is useful to read the business segment information in conjunction with Note 16 (Reporting Segments and Related Information) of the Notes to Consolidated Financial Statements.
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, stock compensation, our future ability to utilize deferred tax assets, and defined benefit retirement plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
From time to time the Company sells easements over its land. The easements are either in the form of rights of access granted for such things as utility corridors or are in the form of conservation easements that generally require the Company to divest its rights to commercially develop a portion of its land, but do not result in a change in ownership of the land or restrict the Company from continuing other revenue generating activities on the land. Sales of conservation easements are accounted for in accordance with the five-step model under Accounting Standards Codification Topic 606, or ASC 606. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. Since conservation easements generally do not impose any significant continuing performance obligations on the Company, revenue from conservation easement sales are generally recognized in the period the sale has closed and consideration has been received.

In recognizing revenue from land sales, the Company follows ASC 606 to achieve the core principle that an entity recognizes revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASC 606 on January 1, 2018 impacted our accounting for land sales. Upon the adoption of ASC 606, for any future land sales with multiple performance obligations, the standard generally requires the Company to allocate the transaction price to the performance obligations in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis) not total costs.
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
Allocation of Costs Related to Land Sales and Leases – When we sell or lease land within one of our real estate developments, as we are currently doing within TRCC, and we have not completed all infrastructure development related to the total project, we determine the appropriate costs of sales for the sold land and the timing of recognition of the sale. In the calculation of cost of sales or allocations to leased land, we use estimates and forecasts to determine total costs at completion of the development project. These estimates of final development costs can change as conditions in the market and costs of construction change.
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
We currently operate in five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. At this time, there are no assets within any of our reporting segments that we believe are at risk of being impaired due to market conditions nor have we identified any impairment indicators.

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
The assumptions used in developing the required estimates include the following key factors:

•	Discount rates;

•	Retirement rates;

•	Expected contributions;

•	Inflation;

•	Expected return on plan assets; and

•	Mortality rates.
The discount rate enables us to state expected future cash flows at a present value on the measurement date. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2018, the weighted-average actuarial assumption of the Company’s defined benefit plan consisted of a discount rate of 4.2% and a long-term rate of return on plan assets of 7.5%. For the years beginning with 2017, there are no assumed salary increase factors included in the plan assumptions due to the plan being amended to freeze future benefits. The effects of actual results differing from our assumptions and the effects of changing assumptions are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost. If we were to assume a 50-basis point change in the discount rate used, our projected benefit obligation would change approximately $700,000.
Stock-Based Compensation - We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans include both restricted stock units and restricted stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2018 financial statements do not reflect any compensation expenses for stock options. All stock options issued in the past have been exercised or forfeited.
We make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by approximately $725,000 depending on whether the change in estimate increased or decreased shares vesting.

See Note 11. (Stock Compensation - Restricted Stock and Performance Share Grants), of the Notes to Consolidated Financial Statement for total 2018 stock compensation expense related to stock grants.
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

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial
During 2018, commercial/industrial segment revenues decreased $31,000, or 0.3%, from $9,001,000 in 2017 to $8,970,000. The reduction was primarily attributable to land sale revenues of $73,000 in 2017, whereas we did not have any land sales in 2018.
Commercial/industrial real estate segment expenses decreased $283,000, or 4.3%, from $6,529,000 in 2017 to $6,246,000 in 2018. During 2018, payroll, overhead, stock compensation and bonuses decreased $887,000, due to reassignment of resources within the Company, while professional services also decreased $194,000. The above reductions were partially offset by increases in TCWD fixed water assessments of $727,000 and fees of $107,000. TCWD's higher water assessment taxes were a result of declining TCWD water sales to third parties outside of the district.
During 2017, commercial/industrial segment revenues decreased $839,000, or 9%, from $9,840,000 in 2016 to $9,001,000 in 2017. The decrease was driven by a land sale in 2016 of $1,039,000 versus land sales of $73,000 in 2017. The decline was offset by a $242,000 increase in lease revenues from the Pastoria Energy Facility. Please refer to Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements for further discussion on adopting ASC 606, and its impact on the recognition of land sales revenue in 2017 and 2016.
Commercial/industrial real estate segment expenses decreased $571,000, or 8%, from $7,100,000 in 2016 to $6,529,000 during 2017. During 2017, payroll, overhead, and bonuses decreased $269,000 as a result of our staff rightsizing. Also contributing to the decrease were reductions in professional services and repairs and maintenance costs of $149,000 and $153,000 respectively.

The logistics operators currently located within TRCC have demonstrated success in serving all of California and the western region of the United States, and we are building from their success in our marketing efforts. We will continue to focus our marketing strategy for TRCC-East and TRCC-West on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the demonstrated success of the current tenants and owners within our development. Our strategy fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than a number of decentralized smaller distribution centers. The world class logistics operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment. We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company is in process of constructing a 579,040 square foot distribution facility with Majestic. The Company and Majestic have successfully leased 67% of this distribution facility prior to its completion, with the tenant taking occupancy in Q4 of 2019. This new construction is building on the success in 2018 of fully leasing a 480,000 square foot building in a partnership with Majestic.
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
During 2018, vacancy rates in the Inland Empire stayed flat at 3.9% compared to 3.7% in 2017. This industrial market continues to see available supply remain at historic low levels. Construction declined slightly during the fourth quarter with 20.5 million square feet under construction compared to 20.7 million in 2017. This new supply is currently meeting growing industrial demand. The low vacancy rates have led to a year-over-year increase in lease rates of 7.3% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During 2018, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, approximated 1.6%. Rents have been increasing for the past six years and will likely continue to rise in future years as the vacancy rate is at historic lows and quality industrial space remains hard to find. During 2018, average asking rents increased 8.5% compared with 2017, which have surpassed the historical peak which was seen in late 2007. Industrial demand remains high and infill industrial demand remains higher still. Future quarters will likely see greater construction activity as rents hit new highs and vacancy rates are at historic lows. Demand for industrial space in this market will also continue to be driven by domestic and global consumption levels. As industrial vacancy rates are at historic lows, industrial users seeking larger spaces are having to go further north into neighboring Kern County and particularly, the TRCC which has attracted increased attention as market conditions continue to tighten.
In 2018, the Los Angeles and Long Beach Port container traffic recorded its highest container total ever with 17.54 million Twenty-Foot Equivalent Units, or TEU's, up 3.8% from 2017. TEU is a measure of a ship's cargo carrying capacity. The dimensions of one TEU are equal to that of a standard shipping container measuring 20 feet long by 8 feet tall.
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

Real Estate – Resort/Residential
We are in the preliminary stages of development; hence, no revenues are attributed to this segment for these reporting periods.
In 2018, resort/residential segment expenses decreased $425,000 to $1,530,000, or 22%, when compared to $1,955,000 in 2017. The reassignment of resources within the Company translated to increases in qualifying costs, including payroll and overhead costs within resort/residential which in turn translated to an increase in costs being capitalized into our real estate development projects by $250,000 when compared to 2017. In addition, we experienced savings in professional services of $163,000 in 2018.
In 2017, resort/residential segment expenses increased $325,000 primarily due to reduced capitalization of payroll and overhead costs that in the prior years were identified to be incremental to our mixed use master plan development projects.
Our resort/residential segment activities in include land entitlement, land planning and pre-construction engineering and conservation activities. We have three major resort/residential communities within this segment: Centennial, Grapevine, and MV.

•
For Centennial, the Board of Supervisors in December 2018, by a vote of 4-1, affirmed the recommendation of the Los Angeles County Regional Planning Commission and Department of Regional Planning that Centennial be approved.

•
For Grapevine, we are currently working with Kern County to defend litigation related to the approved EIR. For a more complete discussion of the litigation and approval process, please see Note 14 (Commitments and Contingencies) to the Notes to Consolidated Financial Statements.

•
For MV, we have a fully entitled project and received approval of Tentative Tract Map 1 for our first four phases of development. The timing of MV development in the coming years will be dependent on the strength of both the economy and the real estate market including both primary and second home markets. In moving the project forward, we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans as well as defining the possible capital funding sources for this development. We also obtained approval on the Farm Village commercial site plan from Kern County. Farm Village will serve as the commercial center and community gathering place for MV residents and visitors as well as the gateway to MV.

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
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.

Mineral Resources

	2018	2017	2016
Oil and gas
Oil production (barrels)	250,000	263,000	301,000
Average price per barrel	$67.00	$45.00	$37.00
Blended royalty rate	13.4%	13.7%	13.7%
Natural gas production (millions of cubic feet)	241,000	209,000	238,000
Average price per thousand cubic feet	$0.76	$0.74	$0.56
Blended royalty rate	13.4%	14.5%	14.4%

Water
Water sold in acre-feet	9,442	939	7,285
Average price per acre-feet	$968	$1,181	$1,317

Cement
Tons sold	1,154,000	1,063,000	909,000
Average price per ton	$1.47	$1.52	$1.41

Rock/Aggregate
Tons sold	1,168,000	1,222,000	1,397,000
Average price per ton	$0.98	$0.88	$0.85

2018 Operational Highlights:

•
Revenues from our mineral resources segment increased $8,412,000, or 141%, to $14,395,000 in 2018 when compared to $5,983,000 in 2017. This increase was primarily attributed to water sales of $9,142,000 in 2018, representing a $7,888,000 increase over last year, as a result of moderate drought conditions in Kern County. The improved water sales accordingly increased mineral resources expenses largely due to the cost of sales of water by $3,259,000.

•	We experienced improvements for oil and gas royalties as a result of improved oil prices. Please refer to above table for current and historical production volume and pricing.
2017 Operational Highlights:

•
Revenues from our mineral resources segment decreased $8,170,000, or 58%, to $5,983,000 in 2017 compared to $14,153,000 in 2016. During the 2016/2017 winter, California experienced above normal rain fall and snow levels, resulting in a reduction in water market activity throughout the state, adversely impacting water sales opportunities. This resulted in an $8,347,000 decline in water sales. The reduced water sales accordingly decreased mineral resources expenses associated with the cost of sales of water by $4,832,000.

•
We experienced improvements in cement production as a result of increased demand and pricing during 2017 compared to 2016. The improvement in shipments was due to an increase in road construction activity as compared to the prior years.

•
Despite falling production, we experienced improvements for oil and gas royalties as a result of improved oil prices. Please refer to above table for current and historical production volume and pricing.

Although oil prices improved throughout 2018, we currently expect our largest tenant, California Resources Corporation, or CRC, to continue its program of producing from current active wells at lower levels with no near-term intent to begin new drilling programs until oil prices reach higher levels. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled. During 2017, CRC executed a new exploration lease with us covering 1,524 acres. Thus far in 2019, oil prices are within 10% of West Texas Intermediate pricing.
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

Farming

	December 31, 2018			December 31, 2017			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$4,476	1,717	$2.61	$5,221	2,033	$2.57	$(745)	(316)	$0.04
Prior crop years	1,234	412	$3.00	729	315	2.31	505	97	0.69
Prior crop price adjustment	—			352			(352)
Signing bonus	34			25			9
Subtotal Almonds[1]	$5,744	2,129	$2.68	$6,327	2,348	$2.53	$(583)	(219)	$0.15
PISTACHIOS (lbs.)
Current year crop	$7,251	3,615	$2.01	$1,288	643	$2.00	$5,963	2,972	$0.01
Prior crop years	518	120	4.32	1,007	247	4.08	(489)	(127)	0.24
Prior crop price adjustment	111			1,452			(1,341)
Crop Insurance	—			776			(776)
Subtotal Pistachios[1]	$7,880	3,735	$2.08	$4,523	890	$2.58	$3,357	2,845	$(0.50)
WINE GRAPES (tons)
Current year crop	$3,683	14	$263.07	$4,131	15	$275.40	$(448)	(1)	$(12.33)
Crop Insurance	—			$—			—
Subtotal Wine Grapes	$3,683	14	$263.07	$4,131	15	$275.40	$(448)	(1)	$(12.33)
Other
Hay	$297			$456			$(159)
Other farming revenues	$959			$997			$(38)
Total farming revenues	$18,563			$16,434			$2,129

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.

2018 Operational Highlights:

•
During 2018, farming revenues increased $2,129,000, or 13%, from $16,434,000 in 2017 to $18,563,000 in 2018. When compared to 2017, pistachio revenues increased $3,357,000 resulting from record high pistachio yields.

•
Almond revenues decreased $583,000 due to lower almond crop yields that was driven by a combination of unfavorable weather conditions along with a 165 acres reduction in the number of acres in production. The reduction was the result of the Company's decision to redevelop existing almond units.

•	Farming expenses decreased $173,000, or 1%, to $16,028,000 when compared to $16,201,000 in 2017. The decrease was primarily attributed to reduced cost allocations to all crops.

	December 31, 2017			December 31, 2016			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$5,221	2,033	$2.57	$5,282	2,106	$2.51	$(61)	(73)	$0.06
Prior crop years	729	315	2.31	1,363	454	$3.00	(634)	(139)	(0.69)
Prior crop price adjustment	352			653			(301)
Signing bonus	25			75			(50)
Subtotal Almonds[1]	$6,327	2,348	$2.53	$7,373	2,560	$2.60	$(1,046)	(212)	$(0.07)
PISTACHIOS (lbs.)
Current year crop	$1,288	643	$2.00	$5,844	2,883	$2.03	$(4,556)	(2,240)	$(0.03)
Prior crop years	1,007	247	4.08	274	47	5.83	733	200	(1.75)
Prior crop price adjustment	1,452			81			1,371
Insurance	776			—			776
Subtotal Pistachios[1]	$4,523	890	$2.58	$6,199	2,930	$2.09	$(1,676)	(2,040)	$0.49
WINE GRAPES (tons)
Current year crop	$4,131	15	$275.40	$3,725	14	$266.07	$406	1	$9.33
Insurance	—			19			(19)
Subtotal Wine Grapes	$4,131	15	$275.40	$3,744	14	$266.07	$387	1	$9.33
Other
Hay	$456			$520			$(64)
Other farming revenues	997			812			185
Total farming revenues	$16,434			$18,648			$(2,214)

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.

2017 Operational Highlights:

•
During 2017, farming revenues decreased $2,214,000 from $18,648,000 in 2016 to $16,434,000 in 2017. When compared to 2016, pistachio revenues decreased $1,676,000. In comparison to 2016, which was a near record year in terms of yield, fiscal 2017 was an alternate down bearing year for pistachios. Additionally, the warm winter reduced the number of hours the trees were dormant. We experienced similarly low yields in 2015 as a result of the mild 2015 winter. The Company purchases crop insurance to mitigate weather-related reductions in crop production, which mitigated $776,000 of total crop costs.

•
Almond revenues decreased $1,046,000 as a result of both commodity pricing and overall units sold. Given the timing of 2017 crop sales, management carried forward 472,541 pounds to sell in future periods. In comparison, the Company carried forward 338,845 pounds in 2016.

•
Farming expenses decreased $2,472,000, or 13% during 2017 compared to 2016. In 2017, we had reduced water costs of $1,584,000 when compared to 2016. The decrease is attributed to heavy rains during the 2017 winter along with credits received from the local water district, through the SWP. Despite the reduced revenues discussed above, reduced water and farming costs increased farm operating profits by $258,000 when compared to 2016.

•	We experienced reduced cost of sales for our wine grapes and almonds of $342,000 and $751,000, respectively, as a result of reduced cultural costs largely tied to lower weed and pest control costs.
Thus far in 2019, the prices for our crops, especially almonds and pistachios, remain consistent with 2018 levels. All of our crops are sensitive to global crop production levels. Large crops in California and abroad can depress prices. Our long-term projection is that crop production, especially for almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. It is too early to project 2019 crop yields and what impact that may have on prices later in 2019. Additionally, increased tariffs from China and India which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.
The impact of new state ground water management laws on new plantings and continuing crop production is also currently unknown. Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2019. Please see our discussion on water in Item 2, "Properties - Water Operations."
The DWR announced its 2019 estimated water supply delivery at 35% of full entitlement. The current 35% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in should allow us to have sufficient water for our farming needs. See Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
For further discussion of the farming operations, refer to Item 1 “Business—Farming Operations.”
Ranch Operations
Revenues from ranch operations decreased $146,000, or 4%, from $3,837,000 in 2017 to $3,691,000 in 2018. The decrease is primarily attributed to reduced grazing lease revenues of $157,000.
Ranch operations expenses increased $40,000, or 1%, to $5,451,000 in 2018 from $5,411,000 in 2017. The increase was mainly attributed to an increase in property taxes of $34,000.
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

Other Income
Total other income increased $1,098,000 to $1,285,000, or 587%, during 2018 from $187,000 in 2017. In October of 2017, the Company invested a majority of its rights offering proceeds into marketable securities which contributed to an increase in interest income.
Total other income decreased $733,000 to $187,000, or 80%, during 2017 from $920,000 in 2016. The change resulted from the fact that in November 2016, we sold building and land located in Rancho Santa Fe, California for $4,700,000, recognizing a gain of $1,044,000. The decrease was offset by reductions in non employee service related costs associated with our retirement plans of $311,000.
Corporate Expenses
Corporate general and administrative costs decreased $8,000, or 0.1%, to $9,705,000 during 2018 when compared to $9,713,000 in 2017. We managed to maintain cost savings during 2018 following the staff rightsizing that occurred during the second quarter of 2017.
Corporate general and administrative costs decreased $2,098,000, or 18%, during 2017 when compared to 2016. In 2017, we had a reduction in payroll, overhead, and incentive based compensation (both share-based and cash bonus) of $1,603,000 which was primarily a result of a staff rightsizing. We also benefited from savings of $924,000 as a result of reduced legal and information technology related professional services costs.
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
During 2018, equity in earnings from unconsolidated joint ventures decreased $393,000 to $3,834,000 when compared to $4,227,000 in 2017.

•
Despite seeing a 3.7% increase in sales per occupied square foot and an 8.3% increase in monthly sales per vehicle, equity in earnings from our TRCC/Rock Outlet joint venture decreased $1,150,000. The decrease was primarily attributed to accelerating amortization of lease intangibles driven by removing poor performing tenants along with modifying lease terms to reflect the current brick and mortar retail environment. The Outlets at Tejon is continually identifying new and desirable tenants to better serve a wider demographic. In 2018, the Outlets at Tejon attracted new tenants such as Kate Spade, Bath and Body Works, and Journeys.

•
There was a $448,000 decrease in our share of earnings from our TA/Petro joint venture. The decline was driven by lower fuel margins of 6.7% when compared to the prior year. Comparative fuel sales data are as follow:

◦	Diesel sales volumes were 16.6 million and 16.4 million gallons, or 1.1% increase, as of December 31, 2018 and 2017, respectively.

◦	Gasoline sales volumes were 13.9 million and 13.7 million gallons, or 2.0% increase, as of December 31, 2018 and 2017, respectively.

•	We incurred a $250,000 loss on our TRC-MRC 1 joint venture due to the fact that it was not fully occupied until the fourth quarter.

•
The above decreases in equity in earnings were partially offset by an increase in equity in earnings of TRC-MRC 2, a joint venture formed with Majestic in 2016. Equity in earnings improved $1,518,000 in 2018 given that throughout 2017, TRC-MRC 2 incurred significant non-cash GAAP accounting losses that did not reoccur in 2018.

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as U.S. Tax Reform. U.S. Tax Reform made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax, a new minimum tax; (vii) creating a new limitation on deductible interest expense; (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (ix) modifying the officer’s compensation limitation.

The provision for income taxes for fiscal year 2017 includes a $54,000 estimated tax expense as a result of the revaluation of U.S. federal net deferred tax assets from 34% to 21% due to the enactment of U.S. Tax Reform. During 2018, the Company completed its analysis of the impacts of the U.S. Tax Reform and no additional expense was warranted. Other provisions of the U.S. Tax Reform did not have a material effect on our effective tax rate for 2018.
For the twelve months ended December 31, 2018, the Company's net income tax expense was $1,320,000 compared to a net income tax benefit of $1,283,000 for the twelve months ended December 31, 2017. These represent effective income tax rates of approximately 24% and 41% for the twelve months ended December 31, 2018 and, 2017, respectively. Our effective income tax rate for the year ended December 31, 2018 was higher than the federal statutory rate in the United States, a result of state taxes and other permanent differences. As of December 31, 2018 and 2017 we had an income tax receivable of $277,000 and $1,804,000, respectively. For more detail, see Note 12. (Income Taxes), of the Notes to Consolidated Financial Statements, included this Annual Report on Form 10-K.
As of December 31, 2018 (and after the aforementioned revaluation), we had net deferred tax assets of $1,229,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock compensation. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company did not make any income tax payments during 2018 and 2017. The Company received refunds of $164,000 in 2018 and $124,000 in 2017.

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
On October 4, 2017, the Company commenced a rights offering to common shareholders for additional working capital for general corporate purposes, including to fund general infrastructure costs and the development of buildings at TRCC, to continue forward with entitlement and permitting programs for the Centennial and Grapevine communities and costs related to the preparation of the development of MV. The rights offering concluded on October 27, 2017, with the Company raising $89,701,000, net of offering costs, from the sale of 5,000,000 shares at $18.00 per share.
Our cash and cash equivalents and marketable securities totaled approximately $79,657,000 at December 31, 2018, a decrease of $11,318,000, or 12%, from the corresponding amount at the end of 2017.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2018	2017	2016
Operating activities	$14,354	$9,830	$5,585
Investing activities	$(13,246)	$(68,214)	$(10,242)
Financing activities	$(5,307)	$77,233	$3,985

Cash flows provided by operating activities are primarily dependent upon the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, distributions from joint ventures, the success of our crops and commodity prices within our mineral resource segment. During 2018, our operations provided $14,354,000 of cash primarily attributable to strong operating results from our farming and mineral resources segments. We also received a $4,800,000 distribution from our TA/Petro joint venture. Please refer to "Results of Operations by Segment" for further discussion on our operating results.
During 2017, our operations provided $9,830,000 of cash primarily attributable to operating results from mineral resources, and commercial real estate activities. We also received a $7,200,000 distribution from our TA/Petro joint venture.
During 2018, investing activities used $13,246,000 which was partially attributed to reinvesting marketable security maturities of $28,392,000. We also had $22,580,000 in capital expenditures associated with real estate and farm crop development. Of the $22,580,000 we spent $5,204,000 on tentative tract maps, engineering and the design of Farm Village for MV, $5,295,000 on the approval of the specific plan for Centennial, and $2,960,000 on regulatory permits and litigation for Grapevine. At TRCC we used $5,225,000 on continued expansion and infrastructure, and indirect costs supporting all ongoing infrastructure projects, such as expansion of water treatment facilities and relocation of gas line. Our farming segment had cash outlays of $3,166,000 for developing new almond orchards and replacing old farm equipment. Lastly, we purchased water through our annual water contracts, using $3,844,000. Offsetting our cash outlays were marketable securities maturities of $35,219,000 and distributions from our joint venture partners of $2,815,000.
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

Our estimated capital investment for 2019 is primarily related to our real estate projects as it was in 2018. These estimated investments include approximately $10,724,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We are also investing approximately $3,216,000 to continue development of new almond orchards and replacing old farming equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. We expect to possibly invest up to $17,304,000 for land planning, entitlement activities, litigation related to entitlement approvals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during 2019. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding litigation efforts for Centennial, litigation and permitting activities for Grapevine, and final maps for MV. Our plans also include $3,230,000 for payment of annual water inventory and water related investments. We are also planning to potentially invest up to $139,000 in the normal replacement of operating equipment, such as ranch equipment, and vehicles.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2018 and 2017, of $2,954,000 and $3,478,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $4,171,000 and $2,809,000 for the years ended December 31, 2018 and 2017, respectively. Expenditures for repairs and maintenance are expensed as incurred.
During 2018, financing activities used $5,307,000 primarily through repayments of long-term debt of $4,046,000 and taxes on vested stock grants of $1,095,000.
During 2017, financing activities provided $77,233,000 through the rights offering discussed previously. A portion of the proceeds from the Rights Offering were used to pay off $17,000,0000 outstanding on our line of credit.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit over the next twelve months to fund internal operations. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt financing.
Capital Structure and Financial Condition
At December 31, 2018, total capitalization at book value was $500,470,000 consisting of $65,798,000 of debt, net of deferred financing costs, and $434,672,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 13.1%, representing a decrease when compared to the debt-to-total-capitalization ratio of 14.0% at December 31, 2017.
On October 13, 2014, the Company as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in MV as disclosed in the Current Report on Form 8-K filed on July 16, 2014. The Term Loan had a $62,483,000 balance as of December 31, 2018. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties, which is typical for this type of instrument. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. The Company expects to renew the RLC in September 2019 under similar terms. There were no outstanding balances on the RLC as of December 31, 2018 and 2017.

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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At December 31, 2018, we were in compliance with the financial covenants.
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
We also have a $4,750,000 promissory note agreement with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of December 31, 2018 is $3,418,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt or draw downs against our line-of-credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. In April 2016, we filed an updated shelf registration statement on Form S-3 that went effective in May 2016. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding needs of the Company.
As noted above, at December 31, 2018, we had $79,657,000 in cash and securities and as of the filing date of this Form 10-K, we had $30,000,000 available on credit lines to meet any short-term liquidity needs.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2018, to be paid over the next five years:

	Payments Due by Period
($ in thousands)	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$260,078	$10,156	$18,527	$19,175	$212,220
Long-term debt	65,915	4,018	8,549	9,321	44,027
Interest on long-term debt	12,719	2,613	4,710	3,971	1,425
Cash contract commitments	9,221	7,012	1,138	—	1,071
Defined Benefit Plan	3,981	274	567	646	2,494
SERP	5,329	527	1,042	1,022	2,738
Tejon Ranch Conservancy	2,400	800	1,600	—	—
Financing fees	163	163	—	—	—
Total contractual obligations	$359,806	$25,563	$36,133	$34,135	$263,975
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
As discussed in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2018, we made pension contributions of $165,000 and it is projected that we will make a similar contribution in 2019.
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
Our operating lease obligations are for office equipment. At the present time, we do not have any capital lease obligations or purchase obligations outstanding.

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to the CFDs.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit	$4,468	$—	$4,468	$—	$—
Total other commercial commitments	$4,468	$—	$4,468	$—	$—
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. TRPFFA created two CFD's, the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $65,000,000 of additional bond debt authorized by TRPFFA.
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2018.
At December 31, 2018, aggregate outstanding debt of unconsolidated joint ventures was $121,326,000. We guarantee $106,043,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,283,000 of debt related to our joint venture with TA/Petro.

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

	Year-Ended December 31,
($ in thousands)	2018	2017	2016
Net income (loss)	$4,235	$(1,821)	$757
Net loss attributed to non-controlling interest	(20)	(24)	(43)
Interest, net
Consolidated interest income	(1,344)	(462)	(457)
Our share of interest expense from unconsolidated joint ventures	2,519	1,730	1,449
Total interest, net	1,175	1,268	992
Income tax expense (benefit)	1,320	(1,283)	496
Depreciation and amortization:
Consolidated	5,424	5,689	5,657
Our share of depreciation and amortization from unconsolidated joint ventures	4,328	5,419	3,630
Total depreciation and amortization	9,752	11,108	9,287
EBITDA	16,502	9,296	11,575
Stock compensation expense	3,248	3,552	4,585
Adjusted EBITDA	$19,750	$12,848	$16,160

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

($ in thousands)	Year-Ended December 31,
Net operating income	2018	2017	2016
Pastoria Energy Facility	$4,056	$3,854	$3,612
TRCC	1,439	1,482	1,356
Communication leases	894	799	795
Other commercial leases	670	618	817
Total Commercial/Industrial net operating income	$7,059	$6,753	$6,580

	Year-Ended December 31,
($ in thousands)	2018	2017	2016
Commercial/Industrial operating income	$2,724	$2,472	$2,740
Plus: Commercial/Industrial depreciation and amortization	651	650	614
Plus: General, administrative and other expenses	5,241	5,570	6,084
Less: Other revenues including land sales	(1,557)	(1,939)	(2,858)
Total Commercial/Industrial net operating income	$7,059	$6,753	$6,580
The Company utilizes NOI of unconsolidated joint ventures as a measure of financial or operating performance that is not specifically defined by GAAP. We believe NOI of unconsolidated joint ventures provides investors with additional information concerning operating performance of our unconsolidated joint ventures. We also use this measure internally to monitor the operating performance of our unconsolidated joint ventures. Our computation of this non-GAAP measure may not be the same as similar measures reported by other companies. This non-GAAP financial measure should not be considered as an alternative to net income as a measure of the operating performance of our unconsolidated joint ventures or to cash flows computed in accordance with GAAP as a measure of liquidity nor are they indicative of cash flows from operating and financial activities of our unconsolidated joint ventures.

The following schedule reconciles net income from unconsolidated joint ventures to NOI of unconsolidated joint ventures.

	Year-Ended December 31,
($ in thousands)	2018	2017	2016
Net income of unconsolidated joint ventures	$5,734	$6,371	$11,782
Interest expense of unconsolidated joint ventures	4,912	3,364	2,757
Operating income of unconsolidated joint ventures	10,646	9,735	14,539
Depreciation and amortization of unconsolidated joint ventures	8,125	10,361	6,832
Net operating income of unconsolidated joint ventures	$18,771	$20,096	$21,371

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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one for $62,483,000 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The outstanding balance on the second term loan is $3,418,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the Term Loan.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2018
(In thousands except percentage data)

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets:
Marketable securities	$43,627	$20,111	$400	$—	$—	$—	$64,138	$63,749
Weighted average interest rate	2.02%	2.09%	2.51%	—%	—%	—%	2.04%
Liabilities:
Long-term debt ($4.75M note)	$289	$302	$315	$328	$343	$1,841	$3,418	$3,418
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$3,715	$3,881	$4,051	$4,221	$4,429	$42,186	$62,483	$62,483
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%
Long-term debt (other)	$14	$—	$—	$—	$—	$—	$14	$14
Weighted average interest rate	3.35%	—%	—%	—%	—%	—%	3.35%

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
Commodity Price Exposure
As of December 31, 2018, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2018 and 2017 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $10,876,000 of accounts receivable outstanding at December 31, 2018, $6,755,000 or 62%, is at risk to changing prices. Of the amount at risk to changing prices, $5,423,000 is attributable to pistachios, and $1,331,000 is attributable to almonds.
The price estimated for recording accounts receivable for pistachios recorded at December 31, 2018 was $2.01 per pound, as compared to $2.00 per pound at December 31, 2017. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $27,000. Although the final price per pound of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.00 to $4.25. With respect to almonds, the price estimated for recording the receivable was $2.62 per pound, as compared to $2.57 per pound at December 31, 2017. For each $0.01 change in the price per pound of almonds, our receivable for almonds increases or decreases by $5,000. The range of final prices over the last three years for almonds has ranged from $2.51 to $3.97 per pound.
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
ITEM 9B.    OTHER INFORMATION
TRC issued a press release on February 28, 2019 for the fourth-quarter and year-ended December 31, 2018 financial results. A copy of the Company’s press release is attached as Exhibit 99.1 to this Annual Report on Form 10-K and is incorporated herein by reference.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Executive Officers of the Registrant.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2019 Annual Meeting of Stockholders and will be found under the captions "The Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics and Corporate Governance Guidelines," and "Corporate Governance Matters."
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2019 Annual Meeting of Stockholders and will be found under the captions "Compensation Discussion and Analysis," and "Compensation Committee Report."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2019 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."

(b)	Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2018 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2018, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.

Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	538,599	Final price determined at time of vesting	754,683

* The Company does not use equity compensation plans that have not been approved by the security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2019 Annual Meeting of Stockholders and will be found under the captions "Related Person Transactions" and "Corporate Governance Matters."
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2019 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm."

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	68
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	69
		Report of Independent Registered Public Accounting Firm	70
	1.2	Consolidated Balance Sheets – Years Ended December 31, 2018 and 2017	71
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2018, 2017 and 2016	72
	1.4	Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2018, 2017 and 2016	73
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2018, 2017 and 2016	74
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017 and 2016	75
	1.7	Notes to Consolidated Financial Statements	76
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	Amended and Restated Bylaws	FN 2
	4.3	Registration and Reimbursement Agreement	FN 5
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
	10.7	*Severance Agreement	FN 7
	10.8	*Director Compensation Plan	FN 7
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19

10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - TMV LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Redemption and Withdrawal Agreement	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	Filed herewith
10.44	Centennial Redemption and Withdrawal Agreement - CalAtlantic	Filed herewith
21	List of Subsidiaries of Registrant	Filed herewith
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith
23.2	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Fourth-Quarter and Year-Ended December 31, 2018 Earnings Release	Filed herewith
99.2	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
*	Management contract, compensatory plan or arrangement.

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

FN 31
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ending September 30, 2018, is incorporated herein by reference.

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

TEJON RANCH CO.

March 1, 2019	BY:	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 1, 2019	BY:	/s/ Robert D. Velasquez
Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Robert A. Alter Robert A. Alter	Director	March 1, 2019

/s/ Steven A. Betts Steven A. Betts	Director	March 1, 2019

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 1, 2019

/s/ Jean Fuller Jean Fuller	Director	March 1, 2019

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 1, 2019

/s/ Norman Metcalfe Norman Metcalfe	Director	March 1, 2019

/s/ Geoffrey Stack Geoffrey Stack	Director	March 1, 2019

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 1, 2019

/s/ Michael H. Winer Michael H. Winer	Director	March 1, 2019

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2018
Tejon Ranch Co.
Tejon Ranch, California

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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tejon Ranch Co.

Opinion on Internal Control over Financial Reporting

We have audited Tejon Ranch Co. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Tejon Ranch Co. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tejon Ranch Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tejon Ranch Co. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2019, expressed an unqualified opinion thereon.

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
March 1, 2019

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$15,908	$20,107
Marketable securities - available-for-sale	63,749	70,868
Accounts receivable	10,876	7,608
Inventories	2,618	2,469
Prepaid expenses and other current assets	3,348	2,849
Total current assets	96,499	103,901
Real estate and improvements - held for lease, net	18,953	19,115
Real estate development (includes $100,311 at December 31, 2018 and $94,271 at December 31, 2017, attributable to Centennial Founders, LLC, Note 17)	283,385	267,336
Property and equipment, net	46,086	45,332
Investments in unconsolidated joint ventures	28,602	30,031
Net investment in water assets	51,832	47,130
Deferred tax assets	1,229	1,562
Other assets	2,462	3,792
TOTAL ASSETS	$529,048	$518,199
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$6,037	$3,545
Accrued liabilities and other	3,575	1,810
Deferred income	2,863	1,118
Current maturities of long-term debt	4,018	4,004
Total current liabilities	16,493	10,477
Long-term debt, less current portion	61,780	65,816
Long-term deferred gains	3,405	3,405
Other liabilities	12,698	11,691
Total liabilities	94,376	91,389
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 25,972,080 at December 31, 2018 and 25,894,773 at December 31, 2017	12,986	12,947
Additional paid-in capital	336,520	320,167
Accumulated other comprehensive loss	(4,857)	(5,264)
Retained earnings	74,647	70,392
Total Tejon Ranch Co. Stockholders’ Equity	419,296	398,242
Non-controlling interest	15,376	28,568
Total equity	434,672	426,810
TOTAL LIABILITIES AND EQUITY	$529,048	$518,199

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31

	2018	2017	2016
Revenues:
Real estate - commercial/industrial	$8,970	$9,001	$9,840
Mineral resources	14,395	5,983	14,153
Farming	18,563	16,434	18,648
Ranch operations	3,691	3,837	3,338
Total revenues	45,619	35,255	45,979
Costs and Expenses:
Real estate - commercial/industrial	6,246	6,529	7,100
Real estate - resort/residential	1,530	1,955	1,630
Mineral resources	6,223	2,964	7,796
Farming	16,028	16,201	18,673
Ranch operations	5,451	5,411	5,734
Corporate expenses	9,705	9,713	11,811
Total expenses	45,183	42,773	52,744
Operating income (loss)	436	(7,518)	(6,765)
Other Income:
Gain on sale of real estate	—	—	1,044
Investment income	1,344	462	457
Other loss	(59)	(275)	(581)
Total other income	1,285	187	920
Income (loss) from operations before equity in earnings of unconsolidated joint ventures	1,721	(7,331)	(5,845)
Equity in earnings of unconsolidated joint ventures, net	3,834	4,227	7,098
Income (loss) before income taxes	5,555	(3,104)	1,253
Income tax expense (benefit)	1,320	(1,283)	496
Net income (loss)	4,235	(1,821)	757
Net loss attributable to non-controlling interest	(20)	(24)	(43)
Net income (loss) attributable to common stockholders	$4,255	$(1,797)	$800
Net income (loss) per share attributable to common stockholders, basic	$0.16	$(0.08)	$0.04
Net income (loss) per share attributable to common stockholders, diluted	$0.16	$(0.08)	$0.04

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Year Ended December 31
	2018	2017	2016
Net income (loss)	$4,235	$(1,821)	$757
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(191)	(100)	62
Benefit plan adjustments	(189)	404	(371)
SERP liability adjustments	(43)	328	214
Unrealized interest rate swap gains	988	970	1,040
Other comprehensive income before taxes	565	1,602	945
Provision for income taxes related to other comprehensive income items	(158)	(627)	(282)
Other comprehensive income	407	975	663
Comprehensive income (loss)	4,642	(846)	1,420
Comprehensive (loss) income attributable to non-controlling interests	(20)	(24)	(43)
Comprehensive income (loss) attributable to common stockholders	$4,662	$(822)	$1,463
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2015	20,688,154	$10,344	$216,803	$(6,902)	$71,389	$291,634	$39,674	$331,308
Net income	—	—	—	—	800	800	(43)	757
Other comprehensive income	—	—	—	663	—	663	—	663
Restricted stock issuance	200,240	100	(100)	—	—	—	—	—
Stock compensation	—	—	4,881	—	—	4,881	—	4,881
Shares withheld for taxes and tax benefit of vested shares	(78,093)	(39)	(2,861)	—	—	(2,900)	—	(2,900)
Centennial redemption of withdrawing member interest	—	—	11,039	—		11,039	(11,039)	—
Balance, December 31, 2016	20,810,301	$10,405	$229,762	$(6,239)	$72,189	$306,117	$28,592	$334,709
Net loss	—	—	—	—	(1,797)	(1,797)	(24)	(1,821)
Other comprehensive income	—	—	—	975	—	975	—	975
Restricted stock issuance	136,777	69	(70)	—	—	(1)	—	(1)
Stock compensation	—	—	4,107	—	—	4,107	—	4,107
Shares withheld for taxes and tax benefit of vested shares	(52,901)	(27)	(999)	—	—	(1,026)	—	(1,026)
Rights offering, net	5,000,596	2,500	87,367	—		89,867	—	89,867
Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
Net income	—	—	—	—	4,255	4,255	(20)	4,235
Other comprehensive income	—	—	—	407	—	407	—	407
Restricted stock issuance	124,597	63	(62)	—	—	1	—	1
Stock compensation	—	—	4,480	—	—	4,480	—	4,480
Shares withheld for taxes and tax benefit of vested shares	(47,290)	(24)	(1,071)	—	—	(1,095)	—	(1,095)
Rights offering, net	—	—	(166)	—		(166)	—	(166)
Centennial redemption of withdrawing member interest			13,172			13,172	(13,172)	—
Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Operating Activities
Net income (loss)	$4,235	$(1,821)	$757
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,424	5,689	5,657
Amortization of premium/discount of marketable securities	101	298	434
Equity in earnings of unconsolidated joint ventures, net	(3,834)	(4,227)	(7,098)
Non-cash retirement plan expense	335	469	1,046
Loss (gain) on sale of real estate/assets	94	45	(1,183)
Deferred income taxes	175	(94)	2,099
Stock compensation expense	3,248	3,552	4,585
Excess tax benefit of stock-based compensation	18	107	—
Distribution of earnings from unconsolidated joint ventures	4,800	7,200	4,500
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(2,888)	522	(2,711)
Current liabilities, net	2,646	(1,910)	(2,501)
Net cash provided by operating activities	14,354	9,830	5,585
Investing Activities
Maturities and sales of marketable securities	35,219	8,126	11,750
Purchases of marketable securities	(28,392)	(52,716)	(5,983)
Real estate and equipment expenditures	(22,580)	(21,709)	(26,380)
Reimbursement proceeds from Communities Facilities District	3,588	—	6,155
Proceeds from sale of real estate/assets	—	—	4,616
Investment in unconsolidated joint ventures	(52)	(310)	(2,000)
Distribution of equity from unconsolidated joint ventures	2,815	3,114	1,600
Investments in long-term water assets	(3,844)	(4,717)	—
Other	—	(2)	—
Net cash used in investing activities	(13,246)	(68,214)	(10,242)
Financing Activities
Borrowings of line of credit	—	13,300	20,700
Repayments of line of credit	—	(21,000)	(13,000)
Repayments of long-term debt	(4,046)	(3,908)	(815)
Net proceeds from rights offering	(166)	89,867	—
Taxes on vested stock grants	(1,095)	(1,026)	(2,900)
Net cash (used in)/provided by financing activities	(5,307)	77,233	3,985
(Decrease) increase in cash and cash equivalents	(4,199)	18,849	(672)
Cash and cash equivalents at beginning of year	20,107	1,258	1,930
Cash and cash equivalents at end of year	$15,908	$20,107	$1,258
Supplemental cash flow information
Non cash capital contribution to unconsolidated joint venture	$—	$1,339	$—
Accrued capital and water expenditures included in current liabilities	$2,390	$814	$652
Capital expenditure financing arrangement	$—	$—	$467
Taxes paid (net of refunds)	$—	$(124)	$1,135
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Tejon Ranch Co. (the Company, Tejon, we, us and our) is a diversified real estate development and agribusiness company committed to responsibly using our land and resources to meet the housing, employment, and lifestyle needs of Californians. Current operations consist of land planning and entitlement, land development, commercial land sales and leasing, leasing of land for mineral royalties, water asset management and sales, grazing leases, and farming.
These activities are performed through our five reporting segments:

•	Real Estate - Commercial/Industrial

•	Real Estate - Resort/Residential

•	Mineral Resources

•	Farming

•	Ranch Operations
Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of downtown Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, monetization of land through development and sales, and conservation, in order to maximize the highest and best use for our land.
We are involved in eight joint ventures, that own, develop, and operate real estate properties. We enter into joint ventures as a means to facilitate the development of portions of our land. We are also actively engaged in land planning, land entitlement, and conservation projects.
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
Marketable Securities
The Company considers those investments not qualifying as cash equivalents, but which are readily marketable, to be marketable securities. The Company's investment portfolio is comprised of fixed income debt securities, which are classified as current assets on the consolidated balance sheets. The Company classifies all marketable securities as available-for-sale. These are stated at fair value with the unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity.

Investments in Unconsolidated Joint Ventures
For joint ventures that the Company does not control, but over which it exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to its level of influence or control of an entity involves consideration of various factors, including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace the Company as manager, and/or to liquidate the venture. These ventures are recorded at cost and adjusted for equity in earnings (losses), contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is adjusted as the related underlying assets are depreciated, amortized, or sold. In circumstances when we contribute land to a joint venture, we record our investment in the venture at fair value when the real estate is derecognized, regardless of whether the other investors in the venture contribute cash, property, or services.
The Company generally allocates income and loss from an unconsolidated joint venture based on the venture's distribution priorities, which may be different from its stated ownership percentage.

The Company evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other than temporary," the Company reduces the investment to its estimated fair value.
Fair Values of Financial Instruments
The Company follows the Financial Accounting Standards Board's authoritative guidance for fair value measurements of certain financial instruments. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants, while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions:

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
Variable Interest Entity
We evaluate all of our interests in VIEs for consolidation. When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. A primary beneficiary is defined as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could potentially be significant. We consider our variable interests as well as any variable interests of our related parties in making this determination. Where both of these factors are present, we are deemed to be the primary beneficiary and we consolidate the VIE. Where either one of these factors is not present, we are not the primary beneficiary and do not consolidate the VIE.

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
As of December 31, 2018 and 2017, we had two VIE consolidated in our financial statements. See Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.
Credit Risk
The Company grants credit in the course of operations to co-ops, wineries, nut marketing companies, and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
Our commercial revenues are derived primarily from lease rental payments and operating expense reimbursements. If our client tenants fail to make rental payments under their lease, our financial condition, and cash flows could be adversely affected. We record an allowance for doubtful accounts based on our judgment of a tenant’s creditworthiness, ability to pay and probability of collection. Accounts are written off when they are deemed to be no longer collectible.
During the years ended December 31, 2018 and 2017, the Pastoria Energy Facility, L.L.C., or PEF power plant lease generated approximately 9% and 11% of our total revenues, respectively. We had no other customers account for 5% or more of our revenues from operations in 2018.
The Company maintains its cash and cash equivalents in federally insured financial institutions. The account balances at these institutions periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant.
Farm Inventories
Costs of bringing crops to harvest are inventoried when incurred. Such costs are expensed when the crops are sold. Expenses are computed and recognized on an average cost per pound or per ton basis, as appropriate. Costs incurred during the current year related to the next year’s crop are inventoried and carried in inventory until the matching crop is harvested and sold. Farm inventories held for sale are valued at the lower of cost (first-in, first-out method) or market.
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Our property and equipment and their respective estimated useful lives are as follow:

($ in thousands)	Useful Life	December 31, 2018	December 31, 2017
Vineyards and orchards	20	$53,271	$52,667
Machinery, furniture fixtures and other equipment	3 - 10	21,673	21,320
Buildings and improvements	10 - 27.5	8,893	8,850
Land and land improvements	15	7,848	7,822
Development in process		7,001	6,600
		98,686	97,259
Less: accumulated depreciation		(52,600)	(51,927)
		$46,086	$45,332

Long-Term Water Assets
Long-term purchased water contracts are in place with the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water Storage District. These contracts provide the Company with the right to receive water over the term of the contracts that expire in 2035. The Company also purchased a contract that allows and requires it to purchase 6,693 acre-feet of water each year from the Nickel Family LLC. The initial term of this contract runs through 2044. The purchase price of these contracts is being amortized under the straight-line basis over their contractual lives. Water contracts with the Wheeler Ridge Maricopa Water Storage District and the Tejon-Castac Water District are also in place, but were entered into with each district at inception and not purchased later from third parties, and therefore do not have a related financial value on the books of the Company. As a result, there is no amortization expense related to these contracts.
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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $111,000 in 2018, $1,804,000 in 2017, and $734,000 in 2016. The adjustment for 2018 is entirely related to pistachios. The adjustment for 2017 includes $352,000 for almonds and $1,452,000 for pistachios. The adjustment for 2016 includes $653,000 for almonds and $81,000 for pistachios.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2018, 2017, and 2016, no such withholding was mandated.
Common Stock Options and Grants
The Company accounts for stock incentive plans using the fair value method of accounting. The estimated fair value of the restricted stock grants and restricted stock units are expensed over the expected vesting period. For performance-based grants the Company makes estimates of the number of shares that will actually be granted based upon estimated ranges of success in meeting defined performance measures. Periodically, the Company updates its estimates and reflects any changes to the estimate in the consolidated statements of operations.
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

Long-lived assets to be held and used, including our rental properties, CIP, real estate held for development and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, CIP, real estate held for development, and intangibles, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.
In addition, the Company accounts for long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At December 31, 2018 and 2017, management of the Company believes that none of its long-lived assets were impaired.
Revenue Recognition
The Company’s revenue is primarily derived from lease revenue from our rental portfolio, royalty revenue from mineral leases, sales of farm crops, sales of water, and land sales. On January 1, 2018, the Company implemented ASU 2014-09 “Revenue with Contracts from Customers (Topic 606)" (ASC 606). ASU 2014-09 supersedes all previous revenue recognition guidance, including industry-specific guidance. The Company recognizes revenue by following the five-step model under ASC 606 to achieve the core principle that an entity recognizes revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.
Sales of Real Estate
Upon adoption of ASC 606, the Company is required to allocate the transaction price, on land sales with multiple performance obligations, to the performance obligations in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis) and not total costs.
Sales of Easements
From time to time the Company sells easements over its land, and the easements are either in the form of rights of access granted for such things as utility corridors or are in the form of conservation easements that generally require the Company to divest its rights to commercially develop a portion of its land, but do not result in a change in ownership of the land or restrict the Company from continuing other revenue generating activities on the land. The Company recognizes easement sales revenue by following the five-step model under ASC 606.
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
Royalty Income
Royalty revenues are contractually defined as to the percentage of royalty and are tied to production and market prices. The Company’s royalty arrangements generally require payment on a monthly basis with the payment based on the previous month’s activity. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. The accounting of royalty income remains largely unchanged upon implementation of ASC 606.

Rental Income
Rental income from leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as income, and amounts expected to be received in later years, as deferred rent in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are classified in trade accounts payable, accrued liabilities and other, and deferred income in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use, and the client tenant takes possession of or controls the physical use of the property.
During the term of each lease, we monitor the credit quality of our tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have employees who are assigned the responsibility for assessing and monitoring the credit quality of our tenants and any material changes in credit quality.
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2018 and 2017.
Use of Estimates
The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting period. Due to uncertainties inherent in the estimation process, it is reasonably possible that actual results could differ from these estimates.
Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASC 606, which supersedes the former revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.
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
Based on our evaluation of all contracts within scope, under previous accounting standards, and under the new revenue recognition ASU, we noted no significant differences in the amounts recognized or the pattern of recognition. Management however noted that the application of ASC 606 impacts the accounting for land sales. Previous guidance required the Company to recognize revenue from land sales with continued involvement using a percentage completion method based on the total cost of the performance obligations. After adopting ASC 606, the Company was required to allocate the transaction price, on land sales with multiple performance obligations, to the performance obligations in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis) and not total costs.

During 2016, the Company sold a land parcel to a third party. Under the terms of the purchase and sale agreement, the Company was obligated to complete specific infrastructure and landscaping adjacent to the land parcel that were deemed essential to the third party. When applying the guidance under ASC 606, the purchase price allocated to the multiple performance obligations yielded a different result than when applying the guidance in effect during that period.
In applying the accounting principles under Topic 606, the Company appropriately applied the full retrospective method to this land sale during the twelve-months ended December 31, 2017 and December 31, 2016 results of operations, and recognized $73,000 and $1,112,000 of revenues and $9,000 and $1,017,000 of profit from the sale of land, respectively.
No other material differences were noted during our evaluation.

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, "Leases." From the lessee's perspective, the new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. Entities are prohibited from using a full retrospective transition approach to adopt this guidance, and a modified retrospective approach is required to be used for all leases that exist at or commence after the beginning of the earliest comparative period presented. Entities are permitted to elect a package of expedients where an entity need not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases.
In January 2018, the FASB issued ASU No. 2018-01, "Land Easement Practical Expedient for Transition to Topic 842", which permits entities to elect a transition practical expedient to not assess land easements that exist or expired before the adoption of the new standard in order to reduce costs and complexity of complying with the transition provisions. If this practical expedient is elected, entities are effectively allowed to grandfather the accounting for easements entered into prior to the adoption of the new standards.
In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements to Leases (Topic 842)", which allows entities to not apply the new leases standard in the comparative periods they present in their financial statements. Under this transition option, entities can continue to apply the legacy guidance in the comparative periods presented in the year they adopt the new standard. ASU 2018-11 also provides a practical expedient for lessors to combine the lease and non-lease components under certain circumstances to simplify lessor's implementation of the new guidance.
The Accounting Standards Codification Topic 842: Leases, or ASC 842, became effective on January 1, 2019. The Company adopted the new standards using the modified retrospective method on January 1, 2019. The optional transition method was elected during this transition, and comparative information is not restated and will continue to be reported under the legacy guidance. The Company also elected the package of practical expedients, and will account for its existing leases under the new guidance without reassessing its prior conclusions of lease identification, lease classification and initial direct costs.
Lessee Impact:
The Company currently leases several office copiers under a 48-month lease terms. On January 1, 2019, an operating lease right-of-use asset and an operating lease liability were recorded on the consolidated balance sheets, both in the amount of $52,000, as a result of adopting the new guidance. The $52,000 was determined by calculating the present value of the future annual cash lease payments using a discount rate of 4.11%. The 4.11% discount rate represents the Company's incremental borrowing rate as of January 1, 2019. The implementation of the new standards did not have any impact on the consolidated statements of operations or the opening balance of retained earnings on the consolidated statements of equity.
Lessor Impact:
The Company elected the land easement practical expedient upon adoption of the new guidance, and is thus permitted to continue its current accounting policy for land easements that exist or expired before the effective date of the adoption. The Company will evaluate new or modified land easements under ASC 842 beginning on the adoption date of the new guidance.

Additionally, the Company elected the lessor's practical expedient and combined the lease and non-lease components due to the following criteria being met: (i) the timing and pattern of recognizing revenue for the lease component are the same as its associated non-lease components, (ii) the lease component, if accounted for separately, would be classified as an operating lease, and (iii) the lease component is the predominant component within the contract. The Company believes that combining the lease component, which is the lease revenue, and non-lease components such as common area maintenance revenue and provisions of real estate taxes and insurance, will provide more meaningful information as it is more reflective of the predominant component in the lease contracts.
We expect no significant differences in the timing and pattern of revenue recognition under the new lease guidance for all our existing leases from the lessor's perspective. For new leases originated after the adoption date, we expect to capitalize less initial direct cost, as the definition of initial direct cost is narrower under the new guidance. Certain costs, such as legal costs incurred, were eligible for capitalization under the legacy guidance, but are no longer eligible for capitalization under the new standards. The amounts capitalized as legal costs have been de minimis in the past and would not have a material impact to our results of operations.
Postretirement Benefits
In March 2017, the FASB issued ASU 2017-07 "Compensation - Retirement Benefits (Topic 715)", which requires employers who offer defined benefit pension plans or other post-retirement benefit plans to report the service cost component within the same income statement caption as other compensation costs arising from services rendered by employees during the period. The ASU also requires the other components of net periodic benefit cost to be presented separately from the service cost component, in a caption outside of a subtotal of income from operations. Additionally, the ASU provides that only the service cost component is eligible for capitalization. The Company adopted ASU 2017-07 on January 1, 2018. As a result of the adoption, the Company reclassified $428,000 and $739,000 from Corporate expenses to Other loss, as of December 31, 2017 and 2016, respectively.
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
As of January 1, 2018, the Company began accounting for non-financial assets under Subtopic 610-20 which provides for revenue recognition based on transfer of ownership.
The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company selected the modified retrospective transition method. The adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have any impact on the Company’s prior period financial statements. The Company had no sales or transfers of non-financial assets to counterparties that are not customers as of December 31, 2018.
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

Financial Instruments
In January 2016, the FASB issued ASU 2016-01, "Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. We adopted the new ASU on January 1, 2018. The ASU requires the use of the modified retrospective transition method, under which cumulative unrealized gains and losses related to equity investments with readily determinable fair values will be reclassified from accumulated other comprehensive income to retained earnings on January 1, 2018, upon adoption of this ASU. The guidance related to equity investments without readily determinable fair values will be applied prospectively to all investments that exist as of the date of adoption. The adoption of this new ASU did not impact the Company's investment portfolio as it is comprised of fixed income investments and not equity investments.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". This ASU removes certain disclosure requirements related to the fair value hierarchy, such as disclosure of amounts and reasons for transfers between Level 1 and Level 2, and adds new disclosure requirements, such as disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. For the Company, the new standard will be effective on January 1, 2020. The Company does not expect this ASU to have any material impact on its consolidated financial statements, as the Company does not have financial instruments classified as level 3.
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

	Twelve Months Ended December 31,
	2018	2017	2016
Weighted average number of shares outstanding:
Common stock	25,948,189	21,677,981	20,737,903
Common stock equivalents: stock options, grants	27,715	40,409	46,839
Diluted shares outstanding	25,975,904	21,718,390	20,784,742
Rights Offering
On October 4, 2017, the Company commenced a rights offering to common shareholders the proceeds of which have been used to provide additional working capital for general corporate purposes, including to fund general infrastructure costs and the development of buildings at Tejon Ranch Commerce Center, or TRCC, to continue forward with entitlement and permitting programs for the Centennial and Grapevine communities and costs related to the preparation of the development of MV. The rights offering concluded on October 27, 2017, with the Company raising $89,701,000, net of offering costs, from the sale of 5,000,596 shares at $18.00 per share.

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

($ in thousands)		2018		2017
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$250	$248	$6,238	$6,222
with unrecognized losses for more than 12 months		3,861	3,812	102	100
with unrecognized gains		—	—	2,088	2,089
Total Certificates of deposit	Level 1	4,111	4,060	8,428	8,411
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		3,112	3,105	29,741	29,669
with unrecognized losses for more than 12 months		23,564	23,415	137	135
with unrecognized gains		3	4	152	153
Total U.S. Treasury and agency notes	Level 2	26,679	26,524	30,030	29,957
Corporate notes
with unrecognized losses for less than 12 months		13,696	13,665	18,230	18,159
with unrecognized losses for more than 12 months		12,542	12,431	2,804	2,788
Total Corporate notes	Level 2	26,238	26,096	21,034	20,947
Municipal notes
with unrecognized losses for less than 12 months		2,994	2,982	10,298	10,288
with unrecognized losses for more than 12 months		4,116	4,087	999	987
with unrecognized gains		—	—	277	278
Total Municipal notes	Level 2	7,110	7,069	11,574	11,553

		$64,138	$63,749	$71,066	$70,868
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At December 31, 2018, the fair market value of investment securities was $389,000 below the cost basis of securities. The Company’s gross unrealized holding gains equal $1,000 and gross unrealized holding losses equal $390,000. The Company has determined that any unrealized losses in the portfolio are temporary as of December 31, 2018.
As of December 31, 2018, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects a decline in the market value of available-for-sale securities of $191,000, which includes estimated taxes of $53,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2018	2019	2020	2021	2022	Total
Certificates of deposit	$2,311	$1,799	$—	$—	$4,110
U.S. Treasury and agency notes	17,574	9,174	—	—	26,748
Corporate notes	18,671	7,150	400	—	26,221
Municipal notes	5,111	2,000	—	—	7,111
	$43,667	$20,123	$400	$—	$64,190

December 31, 2017	2018	2019	2020	2021	Total
Certificates of deposit	$4,306	$2,311	$1,799	$—	$8,416
U.S. Treasury and agency notes	6,399	14,599	9,171	—	30,169
Corporate notes	7,954	6,430	6,450	—	20,834
Municipal notes	1,568	6,957	3,003	—	11,528
	$20,227	$30,297	$20,423	$—	$70,947
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consisted of the following at December 31:

($ in thousands)	2018	2017
Farming inventories	$2,269	$2,012
Other	349	457
	$2,618	$2,469
Farming inventories consist of costs incurred during the current year related to the next year’s crop, as well as any current year’s unsold product and farming chemicals.
5.     REAL ESTATE
Real estate consisted of the following as of December 31:

($ in thousands)	2018	2017
Real estate development
Mountain Village	$137,571	$132,034
Centennial	100,311	94,271
Grapevine	31,175	28,139
Tejon Ranch Commerce Center	14,328	12,892
Real estate development	283,385	267,336

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	21,327	21,123
Real estate and improvements - held for lease, net	21,327	21,123
Less accumulated depreciation	(2,374)	(2,008)
Real estate and improvements - held for lease, net	$18,953	$19,115

6.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County. Company-banked water costs also include costs related to the right to receive additional acre-feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK. The Company has also banked water within an AVEK-owned water bank.
We have also been purchasing water for future use or sale. In 2008, we purchased 8,393 acre-feet of transferable water and in 2009 we purchased an additional 6,393 acre-feet of transferable water, all of which is now stored in the Company's water bank. We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from the Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2018 is $738 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows as of December 31:

($ in thousands)	2018	2017	2016

Acre-Feet Sold	9,442	939	7,285

Revenues	$9,142	$1,254	$9,601
Cost of sales	3,864	765	5,925
Profit	$5,278	$489	$3,676
Costs assigned to water assets held for future use were as follows ($ in thousands):

	December 31, 2018	December 31, 2017
Banked water and water for future delivery	$24,597	$5,220
Transferable water	36	13,351
Total water held for future use at cost	$24,633	$18,571
Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	December 31, 2018		December 31, 2017
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$12,203	$(3,860)	$12,203	$(3,377)
Nickel water rights	18,740	(3,320)	18,740	(2,678)
Tulare Lake Basin water rights	5,857	(2,421)	5,857	(2,186)
	$36,800	$(9,601)	$36,800	$(8,241)
Net cost of purchased water contracts	27,199		28,559
Total cost water held for future use	24,633		18,571
Net investments in water assets	$51,832		$47,130

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage are:

(in acre feet, unaudited)	December 31, 2018	December 31, 2017
Water held for future use
AVEK water bank	13,033	13,033
Company water bank	35,793	31,497
Transferable water *	500	6,169
Total water held for future use	49,326	50,699
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	52,547	49,184
Total purchased water contracts	83,980	80,617
Total water held for future use and purchased water contracts	133,306	131,316
*of the 6,169 acre-feet of transferable water, 1,452 acre-feet was returned by AVEK to the Company at a 1.5 to 1 factor giving the Company use of a total of 2,137 (1,452 X 1.5) acre-feet as of December 31, 2017.

Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with PEF in 2015. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2018 is $1,088 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following:

($ in thousands)	December 31, 2018	December 31, 2017
Accrued vacation	$761	$824
Accrued paid personal leave	416	494
Accrued bonus [1]	2,071	126
Other	327	366
	$3,575	$1,810
1- A majority of the bonuses earned in 2017 were paid out prior to December 31, 2017.
8.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following:

($ in thousands)	December 31, 2018	December 31, 2017
Notes payable	65,901	69,741
Other borrowings	14	218
Total short-term and long-term debt	65,915	69,959
Less line-of-credit and current maturities of long-term debt	(4,018)	(4,004)
Less deferred loan costs	(117)	(139)
Long-term debt, less current portion	$61,780	$65,816

On October 13, 2014, the Company as borrower entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively, the Credit Facility. The Credit Facility adds a $70,000,000 term loan, or Term Loan to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC as disclosed in the Current Report on Form 8-K filed on July 16, 2014. The Term Loan had a $62,483,000 balance as of December 31, 2018. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties, which are typical in this type of borrowing arrangement.
The RLC had no outstanding balance at December 31, 2018 and December 31, 2017. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. We anticipate renewing the RLC in September 2019 at similar terms as the expiring terms.
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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000 including availability on RLC. At December 31, 2018 and 2017, we were in compliance with all financial covenants.
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
During the third quarter of 2013, we entered into a promissory note agreement with CMFG Life Insurance Company, to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $36,000 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note was $3,418,000 on December 31, 2018. The balance of this long-term debt instrument listed above approximates the fair value of the instrument.
The following table summarizes our outstanding indebtedness and respective principal maturities as of December 31,

($ in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Term Loan	$3,715	$3,881	$4,051	$4,221	$4,429	$42,186	$62,483
Promissory note	289	302	315	328	343	1,841	3,418
Other borrowings	14	—	—	—	—	—	14
Total long-term debt	$4,018	$4,183	$4,366	$4,549	$4,772	$44,027	$65,915

9.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	December 31, 2018	December 31, 2017
Pension liability (See Note 15)	$2,148	$2,280
Interest rate swap liability (See Note 10)[1]	—	894
Supplemental executive retirement plan liability (See Note 15)	7,750	7,759
Other	2,800	758
	$12,698	$11,691
[1]The Company's interest rate swap had an asset balance of $93,000 as of December 31, 2018 and is presented under the caption Other Assets on the Consolidated Balance Sheets. The Company's interest rate swap had a liability balance as of December 31, 2017 as presented above.

For the captions presented in the table above, please refer to the respective Notes to Consolidated Financial Statements for further detail.
10.     INTEREST RATE SWAP
During October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Loan as discussed in Note 8 (Line of Credit and Long-Term Debt) of the Notes to Consolidated Financial Statements. The ineffective portion of the change in fair value of our interest rate swap agreement is required to be recognized directly in earnings. During the year ended December 31, 2018, our interest rate swap agreement was 100% effective; because of this, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of December 31, 2018, the fair values of our interest rate swap agreement aggregating an asset balance were classified in other assets based upon its respective fair value. We had the following outstanding interest rate swap agreement designated as cash flow hedges of interest rate risk as of December 31, 2018 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$93	$62,483
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
The following is a summary of the Company's performance share grants with performance conditions as of the year ended December 31, 2018:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	179,211
Target performance	407,950
Maximum performance	619,512

The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve-month periods ended:

	December 31, 2018	December 31, 2017	December 31, 2016
Stock Grants Outstanding Beginning of the Year at Target Achievement	536,860	386,171	272,353
New Stock Grants/Additional shares due to achievement in excess of target	97,529	295,243	287,091
Vested Grants	(93,948)	(99,769)	(172,749)
Expired/Forfeited Grants	(1,842)	(44,785)	(524)
Stock Grants Outstanding at Target Achievement	538,599	536,860	386,171
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2018 was $4,558,000 and 17 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director, during the years presented, received his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan ($ in thousands):	December 31, 2018	December 31, 2017	December 31, 2016
Expensed	$2,564	$2,889	$3,847
Capitalized	1,232	555	296
	3,796	3,444	4,143
NDSI Plan	684	663	738
	$4,480	$4,107	$4,881
12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2018	2017	2016
Total (benefit) provision:	$1,320	$(1,283)	$496
Federal:
Current	862	(1,266)	(758)
Deferred	64	255	1,146
	926	(1,011)	388
State:
Current	353	(120)	(145)
Deferred	41	(152)	253
	394	(272)	108
	$1,320	$(1,283)	$496

The provision for income taxes for fiscal year 2017 included a $54,000 estimated tax expense as a result of the revaluation of federal net deferred tax assets from 34% to 21% due to the impact of the enactment of U.S. Tax Reform. During 2018, the Company completed its analysis of the impacts of the U.S. Tax Reform and no additional expense was warranted. Other provisions of the U.S. Tax Reform did not have a material effect on our effective tax rate for 2018.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate of 21% in 2018 and 34% for periods prior to income before provision for income taxes is as follows for the years ended December 31:

($ in thousands)	2018	2017	2016
Income tax at statutory rate	$1,171	$(1,046)	$440
State income taxes, net of Federal benefit	317	(185)	66
Oil and mineral depletion	(134)	(180)	(161)
Permanent differences	19	25	82
Excess stock compensation expense	(20)	107	—
U.S. Tax Reform adjustment	—	54	—
Other	(33)	(58)	69
(Benefit) provision for income taxes	$1,320	$(1,283)	$496
Effective tax rate	23.8%	41.3%	39.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

($ in thousands)	2018	2017
Deferred income tax assets:
Accrued expenses	$318	$393
Deferred revenues	697	209
Capitalization of costs	1,937	2,138
Pension adjustment	2,937	2,996
Stock grant expense	2,674	2,130
State deferred taxes	25	—
Book deferred gains	941	941
Joint venture allocations	1,091	1,025
Provision for additional capitalized costs	699	699
Interest rate swap	—	267
Other	155	423
Total deferred income tax assets	$11,474	$11,221
Deferred income tax liabilities:
Deferred gains	$32	$32
Depreciation	3,100	3,563
Cost of sales allocations	872	872
Joint venture allocations	4,914	3,972
Straight line rent	611	631
Prepaid expenses	298	132
State deferred taxes	256	322
Interest rate swap	28	—
Other	134	135
Total deferred income tax liabilities	$10,245	$9,659
Net deferred income tax asset	$1,229	$1,562
Allowance for deferred tax assets	—	—
Net deferred taxes	$1,229	$1,562
Due to the nature of our deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company did not make federal and state income tax payments in 2018 and 2017. The Company received refunds of $164,000 and $124,000 in 2018 and 2017, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2018 and 2017 within the scope of ASC 740, "Income Taxes." Tax years from 2015 to 2017 and 2014 to 2017 remain available for examination by the Federal and California State taxing authorities, respectively.
13.     LEASES
The Company is a lessor of certain property pursuant to various commercial lease agreements having terms ranging up to 31 years. The Company generates income from commercial rents. The following is a summary of income from commercial rents included in real estate revenue as of December 31:

	2018	2017	2016
Base rent	$5,924,000	$5,711,000	$5,613,000
Percentage rent	$621,000	$677,000	$495,000

Future minimum rental income on commercial, communication and right-of-way on non-cancelable leases as of December 31, 2018:

2019	2020	2021	2022	2023	Thereafter
$5,749	$5,664	$5,492	$5,305	$4,964	$26,007
14.     COMMITMENTS AND CONTINGENCIES

The Company's land is subject to water contracts of which $10,156,000 is expected to be paid in 2019. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 6 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract. Our contractual obligation for future water payments was $260,078,000 as of December 31, 2018 .
The Company is obligated to make payments of approximately $800,000 per year through 2021 to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement we entered into with five major environmental organizations in 2008. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. These amounts paid will be capitalized in real estate development for the Centennial, Grapevine and Mountain Village, or MV, projects.
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
The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and TCWD to finance public infrastructure within the Company’s Kern County developments. For the development of TRCC, TRPFFA has created two Community Facilities Districts, or CFDs: the West CFD and the East CFD. The West CFD has placed liens on 420 acres of the Company’s land to secure payment of special taxes related to $28,620,000 of bond debt sold by TRPFFA for TRCC-West. The East CFD has placed liens on 1,931 acres of the Company’s land to secure payments of special taxes related to $55,000,000 of bond debt sold by TRPFFA for TRCC-East. At TRCC-West, the West CFD has no additional bond debt approved for issuance. At TRCC-East, the East CFD has approximately $65,000,000 of additional bond debt authorized by TRPFFA that can be sold in the future.
In connection with the sale of bonds, there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. The Company believes that the letter of credit will never be drawn upon. The letter of credit is for two years and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000.
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At December 31, 2018 there were no additional improvement funds remaining from the West CFD bonds and there were $4,180,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2018 and future years. During 2018, the Company paid approximately $2,570,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2018.

Tehachapi Uplands Multiple Species Habitat Conservation Plan Approval
In July 2014, the Company received a copy of a Notice of Intent to Sue, dated July 17, 2014 indicating that the Center for Biological Diversity, or CBD, the Wishtoyo Foundation and Dee Dominguez intend to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, under the federal Endangered Species Act challenging USFWS's approval of Ranchcorp's Tehachapi Uplands Multiple Species Habitat Conservation Plan, and USFWS's issuance of an Incidental Take Permit, to Ranchcorp for the take of federally listed species. The foregoing approvals authorize, among other things, the removal of California condor habitat associated with Ranchcorp's potential future development of MV. No lawsuit has been filed at this time. It is not possible to predict whether any lawsuit will actually be filed or whether the Company or Ranchcorp will incur any damages from such a lawsuit.
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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin was in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered judgment approving the Stipulation for Entry of Judgment and Physical Solution (Judgment). The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills Community Services District, filed notices of appeal from the Judgment. The Appeal has been transferred from the Fourth Appellate District to the Fifth Appellate District.
Appellate briefing is scheduled to occur in 2019. Notwithstanding the appeals, the parties with assistance from the Court, have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the Physical Solution, consistent with the Judgment.
Summary and Status of Kern Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including the CBD (collectively, Central Delta), filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources, or DWR, Kern County Water Agency and a number of “real parties in interest,” including the Company and TCWD.  The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the Monterey Amendments. Petitioners in this action also sought to invalidate the DWR's approval of the Monterey Amendments, and the 2010 environmental impact report (2010 EIR) regarding the Monterey Amendments prepared pursuant to the California Environmental Quality Act, or CEQA, pertaining to the Kern Water Bank, or KWB.

The trial court concluded that the 2010 EIR for the Monterey Amendments was insufficient with regard to the EIR's evaluation of the potential impacts of the operation of the KWB, particularly on groundwater and water quality, and issued a writ of mandate that required DWR to prepare a remedial EIR. DWR approved a remedial EIR (the 2016 EIR). The trial court also concluded that the challenges to DWR’s 1995 approval of the Monterey Amendments were barred by statutes of limitations and laches. Central Delta and some of the real parties in interest appealed the trial court’s judgment.
On October 21, 2016, the Center for Food Safety (CFS) and some of the Central Delta petitioners filed a new lawsuit in Sacramento County Superior Court challenging the 2016 EIR. On October 2, 2017, the Sacramento County Superior Court dismissed the new lawsuit and discharged the writ of mandate relating to the 2016 EIR. The CFS petitioners appealed the Sacramento County Superior Court’s 2017 judgment. The Central Delta, CFS and real party appeals are consolidated for hearing and are pending before the Third Appellate District of the California Court of Appeal. The Central Delta and CFS lawsuits principally challenge (i) the adequacy of the 2010 EIR and 2016 EIR, (ii) validity of DWR’s form of CEQA approval of the Monterey Amendments following certification of the 2010 EIR and the 2016 EIR, and (iii) the validity of the Monterey Amendments on various grounds, including the transfer of the KWB lands, from DWR to the Kern County Water Agency and in turn to the Kern Water Bank Authority, or KWBA, whose members are various Kern and Kings County interests, including TCWD, which has a 2% interest in the KWBA. A parallel lawsuit was also filed by Central Delta in Kern County Superior Court on July 2, 2010, against Kern County Water Agency, also naming the Company and TCWD as real parties in interest, which has been stayed pending the outcome of the other action against DWR.  The Company is named on the ground that it “controls” TCWD.  This lawsuit has since been moved to the Sacramento County Superior Court. Another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or Rosedale, asserting that the 2010 EIR did not adequately evaluate potential impacts arising from operations of the KWB, but this lawsuit did not name the Company, only TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water.  This lawsuit has since been moved to the Sacramento County Superior Court. In a ruling on the Central Delta lawsuit on January 25, 2013, the court, in the Central Delta lawsuit, determined that the challenges to the validity of the Monterey Amendments, including the transfer of the KWB lands, were not timely and were barred by the statutes of limitation, the doctrine of laches, and by the annual validating statute. The substantive hearing on the challenges to the 2010 EIR was held on January 31, 2014. On March 5, 2014 the court issued a decision, rejecting all of Central Delta’s CEQA, claims, except the Rosedale claim, joined by Central Delta, that the 2010 EIR did not adequately evaluate future impacts from operation of the KWB, in particular the potential impacts on groundwater and water quality.
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
On December 3, 2014, the court entered judgment in the Rosedale case (i) in favor of Rosedale in the CEQA cause of action, and (ii) dismissing the declaratory relief cause of action. No appeal of the Rosedale judgment has been filed. Rosedale stipulated to the discharge of the 2014 Writ.

On October 21, 2016, the Central Delta petitioners and a new party, the CFS (CFS Petitioners), filed a new lawsuit in Sacramento County Superior Court (the CFS Petition) against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company) (CFS vs DWR). The new lawsuit challenges DWR’s (i) certification of the Revised EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. In response to a motion filed by the CFS Petitioners, on April 7, 2017, the Superior Court denied the CFS Petitioners’ motion to stay the Superior Court proceedings on the return to the 2014 Writ and CFS Petition pending the appeal in the Central Delta case. The Superior Court subsequently modified the 2014 Writ to authorize the KWBA to construct an additional 190 acres of recharge ponds within the KWB pending the court's consideration of DWR's return to the 2014 Writ and the petition in CFS vs DWR. On August 18, 2017, the Superior Court held a hearing on the return to the 2014 Writ and on the CFS Petition. On October 2, 2017, the Superior Court issued a ruling that the court shall deny the CFS Petition and shall discharge the 2014 Writ. CFS has appealed the Superior Court judgment denying the CFS Petition. The Third Appellate District of the Court of Appeal granted DWR’s motion to consolidate the CFS appeal, for hearing, with the pending appeals in the Central Delta case. Briefing on all of the appeals is complete.
To the extent there may be an adverse outcome of the claims still pending as described above, the monetary value cannot be estimated at this time.
Grapevine
On December 6, 2016, the Kern County Board of Supervisors granted entitlement approval for the Grapevine project (described below).  On January 5, 2017, the CBD, and the CFS, filed an action in Kern County Superior Court pursuant to CEQA, against Kern County and the Kern County Board of Supervisors (collectively, the County) concerning the County’s granting of approvals for the Grapevine project, including certification of the final EIR and related findings; approval of associated general plan amendments; adoption of associated zoning maps; adoption of Specific Plan Amendment No. 155, Map No. 500; adoption of Special Plan No. 1, Map No. 202; exclusion from Agricultural Preserve No. 19; and adoption of a development agreement, among other associated approvals.  The Company and its wholly-owned subsidiary, Ranchcorp, are named as real parties in interest in this action.
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
On July 27, 2018, the court held a hearing on the petitioners’ claims. At that hearing, the court rejected all of petitioners’ claims raised in the litigation, except petitioners’ claims that (i) the project description was inadequate and (ii) such inadequacy resulted in aspects of certain environmental impacts being improperly analyzed. As to the claims described in “(i)” and “(ii)” in the foregoing sentence, the court determined that the EIR was inadequate. In that regard, the court determined the Grapevine project description contained in the EIR allowed development to occur in the time and manner determined by the real parties in interest and, as a consequence, such development flexibility could result in the project’s internal capture rate (ICR) - the percent of vehicle trips remaining within the project - actually being lower than the projected ICR levels used in the EIR and that lower ICR levels warranted supplemental traffic, air quality, greenhouse gas emissions, noise, public health and growth inducing impact analyses.
On December 11, 2018, the court ruled that portions of the EIR required corrections and ordered that the County rescind the Grapevine project approvals until such supplemental environmental analysis was completed. We anticipate that the County will rescind the Grapevine project approvals described above in the first or second quarter of 2019 (thereafter, any party may appeal the court's final judgment). Following the County’s anticipated rescission of the Grapevine project approvals, the Company will file new applications to re-entitle the Grapevine project (“re-entitlement”) in 2019. We expect that re-entitlement will involve processing project approvals that are substantively similar to the Grapevine project that was unanimously approved by the Kern County Board of Supervisors in December of 2016. As part of the re-entitlement, supplemental environmental analysis would be prepared to address the court’s ruling. Following a public comment and review period, the Kern County Planning Commission would hold a hearing to make a recommendation to the Kern County Board of Supervisors on the re-entitlement of the Grapevine project. Thereafter, the Kern County Board of Supervisors would hold a hearing to consider the supplemental environmental analysis and whether to take action to approve the re-entitlement of the Grapevine project, with possible Kern County Board of Supervisors action occurring within the next twelve months. Following the Board of Supervisors’ action, further litigation could challenge the re-entitlement.

Proceedings Incidental to Business
From time to time, we are involved in other proceedings incidental to our business, including actions relating to employee claims, real estate disputes, contractor disputes and grievance hearings before labor regulatory agencies.
The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings will have a material adverse effect on our financial position, results of operations or cash flows either individually or in the aggregate.
15.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. The accounting for the defined benefit plan requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plan's assets and benefit obligation. These assumptions include discount rates, investment returns, and project salary increases, amongst others. The discount rates used in valuing the plan's benefits obligations were determined with reference to high quality corporate and government bonds that are appropriately matched to the duration of the plan's obligation.
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
The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2018	2017
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$10,099	$9,905
Service cost	—	15
Interest cost	365	386
Actuarial (gain)/assumption changes	(837)	1,505
Benefits paid	(221)	(124)
Settlements paid	—	(1,588)
Benefit obligation at end of year	$9,406	$10,099
Accumulated benefit obligation at end of year	$9,406	$10,099
Change in Plan Assets
Fair value of plan assets at beginning of year	$7,819	$6,974
Actual return on plan assets	(505)	804
Employer contribution	165	165
Benefits/expenses paid	(221)	(124)
Fair value of plan assets at end of year	$7,258	$7,819
Funded status - liability	$(2,148)	$(2,280)

Amounts recorded in equity
Net actuarial loss	$3,162	$2,973
Total amount recorded	$3,162	$2,973
Amount recorded, net taxes	$2,277	$1,784

Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2018	2017
Net loss (gain)	$253	$(355)
Recognition of net actuarial loss	(64)	(137)
Recognized prior service cost	—	61
Total changes	$189	$(431)
Changes, net of taxes	$136	$(259)
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Expected return on plan assets	$522
Interest cost	(389)
Amortization of net gain/(loss)	(75)
Net periodic pension benefit/(cost)	$58
At December 31, 2018 and 2017, the Company had a long-term pension liability. For 2019, the Company is estimating that contributions to the pension plan will be approximately $165,000.
Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2019	2020	2021	2022	2023	Thereafter
$274	$276	$291	$294	$352	$2,494
Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The new policy is an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g. stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At December 31, 2018, the investment mix was approximately 64% equity, 35% debt, and 1% money market funds. At December 31, 2017, the investment mix was approximately 57% equity, 37% debt and 6% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 4.20% in 2018 and 3.65% in 2017. The expected long-term rate of return on plan assets is 7.5% in 2018 and 2017. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2018	2017
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$95	$455
Collective Funds	Level 2	7,163	3,942
Treasury/Corporate Notes	Level 2	—	1,583
Corporate Equities	Level 1	—	1,839
Fair value of plan assets		$7,258	$7,819

Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2018	2017	2016
Cost components:
Service cost	$—	$(15)	$(223)
Interest cost	(365)	(386)	(406)
Expected return on plan assets	585	531	517
Net amortization and deferral	(64)	(122)	(184)
Settlement recognition	—	47	—
Total net periodic pension earnings/(cost)	$156	$55	$(296)
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The Company in April 2017, froze the SERP as it relates to the accrual of additional benefits resulting in a SERP liability adjustment, improving our other comprehensive loss position by $328,000.
The following SERP benefit information is as of December 31:

($ in thousands)	2018	2017
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$7,759	$8,015
Interest cost	268	287
Actuarial gain/assumption changes	267	466
Benefits paid	(544)	(444)
Curtailments	—	(565)
Benefit obligation at end of year	$7,750	$7,759
Accumulated benefit obligation at end of year	$7,750	$7,759
Funded status - liability	$(7,750)	$(7,759)

($ in thousands)	2018	2017
Amounts recorded in stockholders’ equity
Net actuarial loss (gain)	$1,978	$1,935
Total amount recorded	$1,978	$1,935
Amount recorded, net taxes	$1,425	$1,161
Other changes in benefit obligations recognized in other comprehensive income for 2018 and 2017 included the following components:

($ in thousands)	2018	2017
Net (gain) loss	$109	$(101)
Recognition of net actuarial gain or (loss)	(66)	(212)
Total changes	$43	$(313)
Changes, net of taxes	$31	$188
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Interest cost	$(304)
Amortization of net (gain)/loss	(62)
Net periodic pension earnings/(cost)	$(366)
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2019	2020	2021	2022	2023	Thereafter
$527	$523	$519	$514	$508	$2,738

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 4.05% and 0.0% for 2018, 3.40% and 0.0% for 2017, and 3.90% and 3.50% for 2016. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2018	2017	2016
Cost components:
Interest cost	$(268)	$(287)	$(323)
Net amortization and other	(223)	(211)	(343)
Total net periodic pension earnings/(cost)	$(491)	$(498)	$(666)
16.    REPORTING SEGMENTS AND RELATED INFORMATION
We currently operate in five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations.
Information pertaining to operating results of the Company's reporting segments are as follows:

($ in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Revenues
Real estate—commercial/industrial	$8,970	$9,001	$9,840
Mineral resources	14,395	5,983	14,153
Farming	18,563	16,434	18,648
Ranch operations	3,691	3,837	3,338
Segment revenues	45,619	35,255	45,979
Equity in unconsolidated joint ventures, net	3,834	4,227	7,098
Gain on sale of real estate	—	—	1,044
Investment income	1,344	462	457
Other income	(59)	(275)	(581)
Total revenues and other income	50,738	39,669	53,997
Segment Profits (Losses)
Real estate—commercial/industrial	2,724	2,472	2,740
Real estate—resort/residential	(1,530)	(1,955)	(1,630)
Mineral resources	8,172	3,019	6,357
Farming	2,535	233	(25)
Ranch operations	(1,760)	(1,574)	(2,396)
Segment profits (1)	10,141	2,195	5,046
Equity in unconsolidated joint ventures, net	3,834	4,227	7,098
Gain on sale of real estate	—	—	1,044
Investment income	1,344	462	457
Other income	(59)	(275)	(581)
Corporate expenses	(9,705)	(9,713)	(11,811)
Income from operations before income taxes	$5,555	$(3,104)	$1,253

(1) Segment profits are revenues less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.

The revenue components of the commercial/industrial real estate segment for the years ended December 31 are as follows:

($ in thousands)	2018	2017	2016
Pastoria Energy Facility Lease	$4,056	$3,854	$3,612
TRCC Leasing	1,760	1,748	1,647
TRCC management fees and reimbursements	822	1,083	955
Commercial leases	692	652	917
Communication leases	904	808	806
Landscaping and other	736	783	791
Land sale[1]	—	73	1,112
Total commercial revenues	$8,970	$9,001	$9,840
Equity in earnings of unconsolidated joint ventures	3,834	4,227	7,098
Commercial revenues & equity in earnings of unconsolidated joint ventures	$12,804	$13,228	$16,938

(1) Revenue from land sale relates to a purchase and sale agreement entered into with a third party in 2016. Due to a performance obligation, the Company recognized a portion of the sale in 2016, with the remainder being recognized in 2017.

Commercial revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our PEF power plant lease, communication tower rents, and payments from easement leases. In November 2016, we sold a building and land, that was part of our commercial segment, located in Rancho Santa Fe California for $4,700,000, recognizing a gain of $1,044,000, which is not included within the December 31, 2016 results above.
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $1,530,000, $1,955,000, and $1,630,000 during the years ended December 31, 2018, 2017, and 2016, respectively.
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The following table summarizes these activities for each of the years ended December 31:

($ in thousands)	2018	2017	2016
Oil and gas	$2,278	$1,659	$1,549
Rock aggregate	1,143	1,072	1,164
Cement	1,695	1,614	1,299
Exploration leases	102	102	176
Water sales	9,142	1,254	9,601
Reimbursable	35	282	364
Total mineral resources revenues	$14,395	$5,983	$14,153
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The revenue components of the farming segment were as follows for each of the year ended December 31:

($ in thousands)	2018	2017	2016
Almonds	$5,744	$6,327	$7,373
Pistachios	7,880	4,523	6,199
Wine grapes	3,683	4,131	3,744
Hay	297	456	520
Total crop proceeds	17,604	15,437	17,836
Other farming revenues	959	997	812
Total farming revenues	$18,563	$16,434	$18,648

Ranch operations consists of game management revenues and ancillary land uses such as grazing leases and filming.

($ in thousands)	2018	2017	2016
Game management	$1,382	$1,291	$1,296
Grazing	1,520	1,677	1,187
High Desert Hunt Club	305	351	334
Filming and other	484	518	521
Total ranch operations revenues	$3,691	$3,837	$3,338
Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2018
Real estate - commercial/industrial	$65,929	$651	$5,225
Real estate - resort/residential	273,620	58	13,459
Mineral resources	54,144	1,372	171
Farming	40,835	1,897	3,166
Ranch operations	2,973	536	102
Corporate	91,547	910	457
Total	$529,048	$5,424	$22,580
2017
Real estate - commercial/industrial	$63,065	$650	$4,638
Real estate - resort/residential	258,697	63	14,230
Mineral resources	48,305	1,363	356
Farming	36,317	2,080	2,129
Ranch operations	3,625	601	220
Corporate	108,190	932	136
Total	$518,199	$5,689	$21,709
2016
Real estate - commercial/industrial	$65,290	$614	$5,196
Real estate - resort/residential	243,963	77	16,013
Mineral resources	45,066	1,357	2,161
Farming	36,895	2,146	2,006
Ranch operations	3,893	614	523
Corporate	44,434	849	481
Total	$439,541	$5,657	$26,380
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

17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2018 was $28,602,000. The equity in the income of the unconsolidated joint ventures was $3,834,000 for the twelve months ended December 31, 2018. The unconsolidated joint ventures have not been consolidated as of December 31, 2018, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2018, the Company had an equity investment balance of $18,426,000 in this joint venture.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form three 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. The Company and Majestic guarantee the performance of all outstanding debt. At December 31, 2018, the Company's investment in these joint ventures was $0, which includes our outside basis.

◦
In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. We anticipate construction completion in 2019, and plan to deliver the space in the fourth quarter of 2019 to a tenant that has entered into a lease agreement to occupy 67% of this rentable space. At December 31, 2018, there was no activity within this joint venture.

◦
In August 2016, we partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028, and currently has an outstanding principal balance of $25,014,000. Since inception, we have received excess distributions resulting in a deficit balance of $2,526,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately.

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since inception of the joint venture, we have received excess distributions resulting in a deficit balance of $264,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income immediately. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original principal balance of the mortgage loan was $25,030,000, of which $25,030,000 was outstanding at December 31, 2018. Half of the facility is currently leased to Dollar General. In August of 2018, the joint venture agreed to terms on a lease for the other half of the facility with L’Oréal USA, the largest subsidiary of L’Oréal, that will bring SalonCentric, L’Oréal USA’s professional salon distribution operation, to TRCC.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At December 31, 2018, the Company’s combined equity investment balance in these three joint ventures was $10,176,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC that are tied to Foreign Trade Zone designation. The Company owns a 50% interest in each of the joint ventures. Currently the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General, which has now been extended to July 2022, and includes an option to extend for an additional three years. For operating revenue, please see the following table. The Five West Parcel joint venture currently has an outstanding term loan with a balance of $9,173,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during development and operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any of the project's construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture is separate from the aforementioned agreement to potentially develop up to 500 acres of land in TRCC. During the fourth quarter of 2013, the TRCC/Rock Outlet Center LLC joint venture entered into a construction line of credit agreement with a financial institution for $52,000,000 that, as of December 31, 2018, had an outstanding balance of $46,826,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE, beginning in the third quarter of 2009, and the Company was determined to be the primary beneficiary. As a result, CFL has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement, whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed Lewis' entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $11,039,000. On December 31, 2018, CFL and CalAtlantic entered a Redemption and Withdrawal Agreement, whereby CalAtlantic irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed CalAtlantic's entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $13,172,000. At December 31, 2018, the Company owned 83.50% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:

Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity		Investment In
	2018	2017	2018	2017	2018	2017	2018	2017
Petro Travel Plaza Holdings, LLC	$69,096	$67,435	$(15,283)	$(15,279)	$51,377	$49,705	$18,426	$17,422
Five West Parcel, LLC	15,157	15,738	(9,173)	(9,711)	5,751	5,972	2,691	2,802
18-19 West, LLC	4,654	4,704	—	—	4,654	4,704	1,783	1,782
TRCC/Rock Outlet Center, LLC	75,194	81,610	(46,826)	(48,769)	27,531	32,177	5,702	8,025
TRC-MRC 1, LLC	29,692	25,380	(25,030)	(19,433)	4,018	4,541	—	—
TRC-MRC 2, LLC	20,362	20,336	(25,014)	(21,080)	(5,763)	(992)	—	—
Total	$214,155	$215,203	$(121,326)	$(114,272)	$87,568	$96,107	$28,602	$30,031

Centennial Founders, LLC	$93,840	$89,721	$—	$—	$93,188	$88,862	Consolidated
Condensed Statement of Operations Information as of December 31:

	Joint Venture						TRC
	Revenues			Earnings(Loss)			Equity in Earnings (Loss)
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Petro Travel Plaza Holdings, LLC	$119,083	$105,507	$100,605	$9,672	$10,418	$12,077	$5,803	$6,251	$7,246
Five West Parcel, LLC	2,731	2,824	2,887	778	905	1,029	389	452	515
18-19 West, LLC	13	11	10	(102)	(97)	(129)	(51)	(48)	(65)
TRCC/Rock Outlet Center, LLC[1]	6,418	9,615	9,542	(4,645)	(2,347)	(367)	(2,323)	(1,173)	(184)
TRC-MRC 1, LLC	1,323	—	—	(498)	(3)	—	(249)	(2)	—
TRC-MRC 2, LLC[2]	3,981	3,655	1,178	529	(2,505)	(828)	265	(1,253)	(414)
	$133,549	$121,612	$114,222	$5,734	$6,371	$11,782	$3,834	$4,227	$7,098

Centennial Founders, LLC	$297	$456	$520	$(249)	$(144)	$(246)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.7 million, $1.8 million and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $0.8 million and $4.0 million for the years ended December 31, 2018 and 2017.

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

19.    UNAUDITED QUARTERLY OPERATING RESULTS
The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue[1]	Segment Profit (Loss)	Net (Loss) Income	Net (Loss) Income attributable to Common Stockholders	Net (Loss) Income Per Share	Net (Loss) Income, Per Share attributable to Common Stockholders[2]
2018
First Quarter	$13,738	$4,277	$1,455	$1,457	$0.06	$0.06
Second Quarter	5,406	115	(1,013)	(997)	(0.04)	(0.04)
Third Quarter	15,767	4,815	3,487	3,488	0.13	0.13
Fourth Quarter	11,993	934	306	307	0.01	0.01
	$46,904	$10,141	$4,235	$4,255
2017
First Quarter	$5,791	$(811)	$(1,913)	$(1,902)	$(0.09)	$(0.09)
Second Quarter	5,783	313	(203)	(176)	(0.01)	(0.01)
Third Quarter	11,997	720	(26)	(22)	—	—
Fourth Quarter	11,871	1,973	321	303	0.01	0.01
	$35,442	$2,195	$(1,821)	$(1,797)
(1) Includes investment income and other income.
(2) Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount.
NOTE: Refer to Note 1, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for discussion on impact of the adoption of ASU 2014-09 "Revenue with Contracts from Customers (Topic 606)" on the results from those previously reported in our Form 10-Q.