Form 10-Q
period 2019-03-31
TEJON RANCH CO
filed 2019-05-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-07183
TEJON RANCH CO.
(Exact name of registrant as specified in its charter)

Delaware	77-0196136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1000, Tejon Ranch, California 93243	(661) 248-3000
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.50 par value	TRC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on April 30, 2019 was 25,949,799.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Real estate - commercial/industrial	$2,826	$2,154
Mineral resources	6,132	9,131
Farming	815	1,195
Ranch operations	889	989
Total revenues	10,662	13,469
Costs and Expenses:
Real estate - commercial/industrial	1,792	1,319
Real estate - resort/residential	648	415
Mineral resources	3,832	4,231
Farming	1,598	1,838
Ranch operations	1,350	1,389
Corporate expenses	2,474	2,732
Total expenses	11,694	11,924
Operating (loss) income	(1,032)	1,545
Other Income:
Investment income	349	283
Other income (loss), net	26	(14)
Total other income	375	269
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(657)	1,814
Equity in earnings of unconsolidated joint ventures, net	876	167
Income before income tax expense	219	1,981
Income tax expense	95	526
Net income	124	1,455
Net income (loss) attributable to non-controlling interest	5	(2)
Net income attributable to common stockholders	$119	$1,457
Net income per share attributable to common stockholders, basic	$—	$0.06
Net income per share attributable to common stockholders, diluted	$—	$0.06

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$124	$1,455
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	202	(302)
Unrealized (loss) gain on interest rate swap	(733)	1,328
Other comprehensive (loss) income before taxes	(531)	1,026
Benefit (provision) for income taxes related to other comprehensive income items	112	(216)
Other comprehensive (loss) income	(419)	810
Comprehensive (loss) income	(295)	2,265
Comprehensive income (loss) attributable to non-controlling interests	5	(2)
Comprehensive (loss) income attributable to common stockholders	$(300)	$2,267
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,904	$15,908
Marketable securities - available-for-sale	60,270	63,749
Accounts receivable	9,655	10,876
Inventories	5,179	2,618
Prepaid expenses and other current assets	3,654	3,348
Total current assets	86,662	96,499
Real estate and improvements - held for lease, net	18,859	18,953
Real estate development (includes $101,331 at March 31, 2019 and $100,311 at December 31, 2018, attributable to Centennial Founders, LLC, Note 15)	287,444	283,385
Property and equipment, net	46,915	46,086
Investments in unconsolidated joint ventures	29,503	28,602
Net investment in water assets	54,993	51,832
Deferred tax assets	1,341	1,229
Other assets	2,249	2,462
TOTAL ASSETS	$527,966	$529,048

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$6,610	$6,037
Accrued liabilities and other	3,218	3,575
Deferred income	1,997	2,863
Current maturities of long-term debt	4,048	4,018
Total current liabilities	15,873	16,493
Long-term debt, less current portion	60,749	61,780
Long-term deferred gains	3,405	3,405
Other liabilities	13,245	12,698
Total liabilities	93,272	94,376
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,020,953 at March 31, 2019 and 25,972,080 at December 31, 2018	13,010	12,986
Additional paid-in capital	336,813	336,520
Accumulated other comprehensive loss	(5,276)	(4,857)
Retained earnings	74,766	74,647
Total Tejon Ranch Co. Stockholders’ Equity	419,313	419,296
Non-controlling interest	15,381	15,376
Total equity	434,694	434,672
TOTAL LIABILITIES AND EQUITY	$527,966	$529,048
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$124	$1,455
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,089	1,071
Amortization of premium/discount of marketable securities	(21)	35
Equity in earnings of unconsolidated joint ventures, net	(876)	(167)
Non-cash retirement plan expense	77	41
Loss on sale of property plant and equipment	—	36
Stock compensation expense	813	948
Excess tax benefit from stock-based compensation	46	22
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	(1,385)	2,001
Current liabilities, net	(1,078)	1,527
Net cash (used in) provided by operating activities	(1,211)	6,969
Investing Activities
Maturities and sales of marketable securities	14,567	10,942
Funds invested in marketable securities	(10,865)	(11,520)
Real estate and equipment expenditures	(5,112)	(3,779)
Reimbursement proceeds from Community Facilities District	—	1,385
Investment in unconsolidated joint ventures	(100)	—
Distribution of equity from unconsolidated joint ventures	41	181
Investments in long-term water assets	(3,502)	(2,659)
Net cash used in investing activities	(4,971)	(5,450)
Financing Activities
Repayments of long-term debt	(1,007)	(985)
Rights offering costs	—	(166)
Taxes on vested stock grants	(815)	(996)
Net cash used in financing activities	(1,822)	(2,147)
Decrease in cash and cash equivalents	(8,004)	(628)
Cash and cash equivalents at beginning of period	15,908	20,107
Cash and cash equivalents at end of period	$7,904	$19,479
Supplemental cash flow information
Accrued capital expenditures included in current liabilities	$292	$673
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
Net income	—	—	—	—	119	119	5	124
Other comprehensive loss	—	—	—	(419)	—	(419)	—	(419)
Restricted stock issuance	91,478	46	(46)	—	—	—	—	—
Stock compensation	—	—	1,132	—	—	1,132	—	1,132
Shares withheld for taxes and tax benefit of vested shares	(42,605)	(22)	(793)	—	—	(815)	—	(815)
Balance, March 31, 2019	26,020,953	$13,010	$336,813	$(5,276)	$74,766	$419,313	$15,381	$434,694

Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
Net income (loss)	—	—	—	—	1,457	1,457	(2)	1,455
Other comprehensive income	—	—	—	810	—	810	—	810
Rights offering costs			(166)			(166)		(166)
Restricted stock issuance	89,480	45	(45)	—	—	—	—	—
Stock compensation	—	—	1,294	—	—	1,294	—	1,294
Shares withheld for taxes and tax benefit of vested shares	(42,773)	(21)	(975)	—	—	(996)	—	(996)
Balance, March 31, 2018	25,941,480	$12,971	$320,275	$(4,454)	$71,849	$400,641	$28,566	$429,207
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
The periods ending March 31, 2019 and 2018 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s March 31, 2019 and December 31, 2018 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
For further information and a summary of significant accounting policies, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
Allowance for Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)," changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. The ASU is effective for the Company on January 1, 2020, and will be applied as a cumulative adjustment to retained earnings as of the effective date.

The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements. The Company's implementation efforts include, but are not limited to, identifying key interpretive issues, assessing its policies and processes, and evaluating related control activities to determine if modifications or enhancements may be required. The Company's accounts receivable balance is primarily composed of crop receivables. Based on historical experience with our current customers and periodic credit evaluations of our customers' financial conditions, we believe our credit risk is minimal. With regards to the marketable securities, as the Company limits its investment to securities with investment grade rating from Moody's or Standard and Poor's, and it generally does not sell securities before recovery of their amortized cost basis, we do not expect this ASU to have any material impact on its accounting of marketable securities.
Fair Value of Financial Instruments
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". This ASU removes certain disclosure requirements related to the fair value hierarchy, such as disclosure of amounts and reasons for transfers between Level 1 and Level 2, and adds new disclosure requirements, such as disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. For the Company, the new standard will be effective on January 1, 2020. The Company does not expect this ASU to have any material impact on its consolidated financial statements, as the Company does not have financial instruments classified as Level 3.
Retirement Benefits
In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU removes certain disclosure requirements, including the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. This ASU also requires additional disclosures for the weighted average interest crediting rates for cash balance plans and explanations for significant gains and losses related to changes in the benefit plan obligation. This ASU is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.
Newly Adopted Accounting Pronouncements
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

In January 2018, the FASB issued ASU No. 2018-01, "Land Easement Practical Expedient for Transition to Topic 842," which permits entities to elect a transition practical expedient to not assess land easements that exist or expired before the adoption of the new standard in order to reduce the costs and complexity of complying with the transition provisions. If this practical expedient is elected, entities are effectively allowed to grandfather the accounting for easements entered into prior to the adoption of the new standards.
In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements to Leases (Topic 842)," which allows entities to not apply the new leases standard in the comparative periods they present in their financial statements. Under this transition option, entities can continue to apply the legacy guidance in the comparative periods presented in the year they adopt the new standard. ASU No. 2018-11 also provides a practical expedient for lessors to combine the lease and non-lease components under certain circumstances to simplify lessor's implementation of the new guidance.
The Accounting Standards Codification Topic 842: Leases, or ASC 842, became effective on January 1, 2019. The Company adopted the new standards using the modified retrospective method on January 1, 2019. The optional transition method was elected during this transition, and comparative information is not restated and will continue to be reported under the legacy guidance. The Company also elected the package of practical expedients and will account for its existing leases under the new guidance without reassessing its prior conclusions of lease identification, lease classification and initial direct costs.
Lessee Impact:
The Company currently leases several office copiers under 48-month lease terms. On January 1, 2019, an operating lease ROU asset and an operating lease liability were recorded on the consolidated balance sheets, both in the amount of $52,000, as a result of adopting the new guidance. The $52,000 was determined by calculating the present value of the future annual cash lease payments using a discount rate of 4.11%. The 4.11% discount rate represents the Company's incremental borrowing rate as of January 1, 2019. The implementation of the new standards did not have any impact on the consolidated statements of operations or the opening balance of retained earnings on the consolidated statements of equity.
Lessor Impact:
The Company elected the land easement practical expedient upon adoption of the new guidance and is thus permitted to continue its current accounting policy for land easements that exist or expired before the effective date of the adoption. The Company will evaluate new or modified land easements under ASC 842 beginning on the adoption date of the new guidance.
Additionally, the Company elected the lessor's practical expedient and combined the lease and non-lease components due to the following criteria being met: (i) the timing and pattern of recognizing revenue for the lease components are the same as its associated non-lease components, (ii) the lease component, if accounted for separately, would be classified as an operating lease, and (iii) the lease component is the predominant component within the contract. The Company believes that combining the lease component, which is the lease revenue, and non-lease components such as common area maintenance revenue and provisions of real estate taxes and insurance, will provide more meaningful information as it is more reflective of the predominant component in the lease contracts.

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
Derivatives and Hedging
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting model and allows entities to better portray the economics of their risk management activities in their financial statements. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as hedged item. The Company adopted ASU No. 2017-12 on January 1, 2019 using a modified retrospective approach. The Company utilizes an interest rate swap to hedge its exposure to variable interest rate associated with borrowings based on London Interbank Offered Rate (LIBOR). The interest rate swap is designated as a cash flow hedge, and the hedge has been highly effective since inception. Therefore, no cumulative effective adjustment of previously recognized ineffectiveness was required to be recorded as a result of adopting this new guidance. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes". This ASU identified SOFR as the preferred reference rate alternative to LIBOR. The Company adopted this new guidance on January 1, 2019, and the adoption did not have an impact on the Company's consolidated financial statements. For a more detailed discussion of the benchmark interest rate, see Part I, Item 1A, "Risk Factors" included in the Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income, or AOCI, to retained earnings for stranded tax effects resulting from the U.S. government’s comprehensive tax legislation enacted in December 2017, commonly referred to as U.S. Tax Reform. The guidance became effective for the Company on January 1, 2019, and the Company adopted the provisions of the guidance as of the effective date. The Company did not make an election to reclassify the income tax effects of the U.S Tax Reform from AOCI to retained earnings.
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

	Three Months Ended March 31,
	2019	2018
Weighted average number of shares outstanding:
Common stock	25,992,374	25,912,819
Common stock equivalents	17,707	28,509
Diluted shares outstanding	26,010,081	25,941,328

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

($ in thousands)		March 31, 2019		December 31, 2018
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$—	$—	$250	$248
with unrecognized losses for more than 12 months		4,012	3,991	3,861	3,812
with unrecognized gains		—	—	—	—
Total Certificates of deposit	Level 1	4,012	3,991	4,111	4,060
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		4,064	4,058	3,112	3,105
with unrecognized losses for more than 12 months		19,472	19,391	23,564	23,415
with unrecognized gains		2	3	3	4
Total U.S. Treasury and agency notes	Level 2	23,538	23,452	26,679	26,524
Corporate notes
with unrecognized losses for less than 12 months		14,780	14,760	13,696	13,665
with unrecognized losses for more than 12 months		9,383	9,334	12,542	12,431
with unrecognized gains		1,795	1,797	—	—
Total Corporate notes	Level 2	25,958	25,891	26,238	26,096
Municipal notes
with unrecognized losses for less than 12 months		—	—	2,994	2,982
with unrecognized losses for more than 12 months		6,949	6,936	4,116	4,087
with unrecognized gains		—	—	—	—
Total Municipal notes	Level 2	6,949	6,936	7,110	7,069
		$60,457	$60,270	$64,138	$63,749
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss, which is recognized through other comprehensive income. At March 31, 2019, the fair market value of investment securities was $187,000 below their cost basis. The Company’s gross unrealized holding gains equaled $3,000 and gross unrealized holding losses equaled $190,000. The Company has determined that any unrealized losses in the portfolio were temporary as of March 31, 2019. As of March 31, 2019, the adjustment to accumulated other comprehensive loss reflected an improvement in market value of $202,000, including estimated taxes of $42,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	March 31, 2019
($ in thousands)	2019	2020	2021	Total
Certificates of deposit	$2,212	$1,799	$—	$4,011
U.S. Treasury and agency notes	13,414	10,173	—	23,587
Corporate notes	11,871	13,700	400	25,971
Municipal notes	4,951	2,000	—	6,951
	$32,448	$27,672	$400	$60,520

	December 31, 2018
($ in thousands)	2019	2020	2021	Total
Certificates of deposit	$2,311	$1,799	$—	$4,110
U.S. Treasury and agency notes	17,574	9,174	—	26,748
Corporate notes	18,671	7,150	400	26,221
Municipal notes	5,111	2,000	—	7,111
	$43,667	$20,123	$400	$64,190
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

4.     REAL ESTATE

($ in thousands)	March 31, 2019	December 31, 2018
Real estate development
Mountain Village	$138,521	$137,571
Centennial	101,331	100,311
Grapevine	31,896	31,175
Tejon Ranch Commerce Center	15,696	14,328
Real estate development	287,444	283,385

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	21,328	21,327
Less accumulated depreciation	(2,469)	(2,374)
Real estate and improvements - held for lease, net	$18,859	$18,953

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
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2019 is $769 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
The water purchased above will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows ($ in thousands):

	March 31, 2019	March 31, 2018

Acre-Feet Sold	4,445	7,442

Revenues	$5,026	$7,992
Cost of sales	3,194	3,679
Profit	$1,832	$4,313
The costs assigned to water assets held for future use were as follows ($ in thousands):

	March 31, 2019	December 31, 2018
Banked water and water for future delivery	$25,208	$24,597
Transferable water	2,927	36
Total water held for future use at cost	$28,135	$24,633

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	March 31, 2019		December 31, 2018
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$12,203	$(3,980)	$12,203	$(3,860)
Nickel water rights	18,740	(3,480)	18,740	(3,320)
Tulare Lake Basin water rights	5,857	(2,482)	5,857	(2,421)
	$36,800	$(9,942)	$36,800	$(9,601)
Net cost of purchased water contracts	26,858		27,199
Total cost water held for future use	28,135		24,633
Net investments in water assets	$54,993		$51,832

Water contracts with the Wheeler Ridge Maricopa Water Storage District, or WRMWSD, and the Tejon-Castac Water District, or TCWD, are also in place, but were entered into with each district at inception of the contract and not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage, are:

(in acre-feet, unaudited)	March 31, 2019	December 31, 2018
Water held for future use
AVEK water bank	13,033	13,033
Company water bank	37,316	35,793
Transferable water	5,999	500
Total water held for future use	56,348	49,326
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	54,351	52,547
Total purchased water contracts	85,784	83,980
Total water held for future use and purchased water contracts	142,132	133,306
The Company entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C., or PEF in 2015. PEF is our current lessee under a power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2019 is $1,120 per acre-foot, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	March 31, 2019	December 31, 2018
Accrued vacation	$790	$761
Accrued paid personal leave	428	416
Accrued bonus	647	2,071
Property tax payable[1]	1,022	—
Other	331	327
	$3,218	$3,575

[1]California property taxes are paid every April and December.

7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	March 31, 2019	December 31, 2018
Notes payable	64,908	65,901
Other borrowings	—	14
Total short-term and long-term debt	64,908	65,915
Less: line-of-credit and current maturities of long-term debt	(4,048)	(4,018)
Less: deferred loan costs	(111)	(117)
Long-term debt, less current portion	$60,749	$61,780
On October 13, 2014, the Company as borrower entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note (collectively, the Credit Facility) with Wells Fargo. The Credit Facility added a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC’s interest in TMV LLC in 2014.
The Term Loan had outstanding balances of $61,561,000 and $62,483,000 as of March 31, 2019 and December 31, 2018, respectively. The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the Term Note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance as of March 31, 2019 and December 31, 2018. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. We anticipate renewing the RLC in September 2019 at similar terms as the expiring terms.

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
The Credit Facility requires compliance with three financial covenants: (i) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) maintain liquid assets equal to or greater than $20,000,000, including availability on RLC. At March 31, 2019 and December 31, 2018, we were in compliance with all financial covenants.
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
In 2013, we entered into a promissory note agreement, secured by real estate, with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $36,000 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note was $3,347,000 on March 31, 2019. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.

8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	March 31, 2019	December 31, 2018
Pension liability (Note 13)	$2,133	$2,148
Interest rate swap liability (Note 10)[1]	640	—
Supplemental executive retirement plan liability (Note 13)	7,709	7,750
Excess joint venture distributions and other	2,763	2,800
Total	$13,245	$12,698

[1]The Company's interest rate swap had an asset balance of $93,000 as of December 31, 2018 and is recorded under the caption Other Assets on the Consolidated Balance Sheets.
For the captions presented in the table above, please refer to the respective Notes to Unaudited Consolidated Financial Statements for further detail.

9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with service condition vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals, or Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance milestones, or Performance Milestone Grants. The Company has also granted performance share grants that contain both performance-based and market-based conditions. Compensation cost for these awards is recognized based on either the achievement of the performance-based conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions will result in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions do not result in a reversal of previously recognized share-based compensation expense.
The following is a summary of the Company's Performance Condition Grants as of the three months ended March 31, 2019:

Performance Condition Grants
Below threshold performance	—
Threshold performance	186,366
Target performance	422,264
Maximum performance	640,981
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the three months ended March 31, 2019:

March 31, 2019
Stock Grants Outstanding Beginning of Period at Target Achievement	538,599
New Stock Grants/Additional Shares due to Achievement in Excess of Target	115,426
Vested Grants	(82,112)
Expired/Forfeited Grants	—
Stock Grants Outstanding End of Period at Target Achievement	571,913

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of March 31, 2019 were $5,695,000 and 21 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum we determine based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter end stock price.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Three Months Ended March 31,
Employee Plan:	2019	2018
Expensed	$666	$761
Capitalized	319	346
	985	1,107
NDSI Plan - Expensed	147	187
Total Stock Compensation Costs	$1,132	$1,294

10.     INTEREST RATE SWAP
In October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt). During the quarter ended March 31, 2019, our interest rate swap agreement was 100% effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. As of March 31, 2019, the fair value of our interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets.
We had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of March 31, 2019 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Interest Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$(640)	$61,561

11.     INCOME TAXES
For the three months ended March 31, 2019, the Company's income tax expense was $95,000 compared to $526,000 for the three months ended March 31, 2018. Effective tax rates were 43% and 27% for the three months ended March 31, 2019 and 2018, respectively. The increase in effective tax rates resulted from tax shortfalls associated with stock compensation vesting. As of March 31, 2019, the Company had income tax receivables of $181,000. The Company classifies interest and penalties incurred on tax payments as income tax expense. During the three months ended March 31, 2019, the Company did not make any income tax payments. The Company did not record a provisional adjustment for the three-months ended March 31, 2019.

12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments, for which $10,156,000 is expected to be paid in 2019. So far in 2019, the Company has paid $7,038,000 for its water contracts. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract. Our contractual obligation for future water payments was $253,040,000 as of March 31, 2019.
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

The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At March 31, 2019 there were no additional improvement funds remaining from the West CFD bonds. There are $4,180,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2019 and future years. During 2019 the Company expects to pay approximately $2,570,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at March 31, 2019.
Tehachapi Uplands Multiple Species Habitat Conservation Plan Litigation
In July 2014, the Company received a copy of a Notice of Intent to Sue, dated July 17, 2014 indicating that the Center for Biological Diversity, or CBD, the Wishtoyo Foundation and Dee Dominguez (collectively the TUMSHCP Plaintiffs) intended to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, challenging USFWS's approval of the Company's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TMSHCP, and USFWS's issuance of an Incidental Take Permit, or ITP, for the take of federally listed species. The TUMSHCP approval and ITP issuance by the USFWS occurred in 2013. These approvals authorize, among other things, the removal of California condor habitat associated with the Company's potential future development of MV.
On April 25, 2019, the TUMSHCP Plaintiffs filed suit against the USFWS in the U.S. District Court for the Central District of California, in Los Angeles (Case No. 2:19-CV-3322), or TUMSHCP Suit. The Company is presently not named as a party in the TUMSHCP Suit. The TUMSHCP Suit seeks to invalidate the TUMSHCP as it pertains to the protection of the California condor (an endangered species), as well as the ITP.
The primary allegations in the TUMSHCP Suit are that California condors or their habitat are “Traditional Cultural Properties” within the meaning of the National Historic Preservation Act and that the USFWS failed to adequately consult with affected Native American tribes or their representatives with respect to the impact of the TUMSHCP and ITP on these “Traditional Cultural Properties.”
Management considers the allegations in the TUMSHCP Suit to be beyond the scope of the law and regulations referenced in the TUMSHCP Suit, and believes that the issues raised by the TUMSHCP Plaintiffs were adequately addressed by the USFWS during the consultation process with Native American tribes. The Company intends to coordinate closely with the USFWS to vigorously defend this matter. The TUMSHCP Plaintiffs raised essentially the same arguments regarding the Native American consultation process and the California condor in state court litigation. In that litigation, the California Court of Appeal rejected the TUMSHCP Plaintiffs’ arguments as lacking merit. See Center for Biological Diversity, et al.v. Kern County, 2012 WL 1417682 (Case No. F061908). That state appellate court decision was issued on April 25, 2012.
The Company believes the TUMSHCP Suit does not impede on the ability to start or complete the development of MV development.

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
Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin was in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered judgment approving the Stipulation for Entry of Judgment and Physical Solution, or Judgment. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills Community Services District, filed notices of appeal from the Judgment. The Appeal has been transferred from the Fourth Appellate District to the Fifth Appellate District.
Appellate briefing is scheduled to occur in 2019. Notwithstanding the appeals, the parties, with assistance from the Court have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the Physical Solution, consistent with the Judgment.

Summary and Status of Kern Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, or collectively, Central Delta Petitioners, filed a complaint in the Sacramento County Superior Court against the California Department of Water Resources, or DWR, Kern County Water Agency, or KCWA, and a number of “real parties in interest,” including the Company and TCWD, or Central Delta Action.  The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the Monterey Amendments. The Central Delta Petitioners sought to invalidate the DWR's approval of the Monterey Amendments and also the 2010 environmental impact report, or 2010 EIR, regarding the Monterey Amendments prepared pursuant to the California Environmental Quality Act, or CEQA, pertaining to the Kern Water Bank, or KWB. Pursuant to the Monterey Amendments, DWR transferred approximately 20,000 acres in Kern County owned by DWR, or KWB property, to the KCWA.
A separate but parallel lawsuit, or Central Delta II, was also filed by the Central Delta Petitioners in Kern County Superior Court on July 2, 2010, against KCWA, also naming the Company and TCWD as real parties in interest. Central Delta II challenged the validity of the transfer of the KWB property from the KCWA to the Kern Water Bank Authority, or KWBA. The petitioners in this case alleged that (i) the transfer of the KWB property by KCWA to the KWBA was an unconstitutional gift of public funds, (ii) and the consideration for the transfer of the KWB property to the KWBA was unconscionable and illusory. This case has been stayed pending the outcome of the Central Delta Action.
In addition, another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, or collectively, the Rosedale Petitioners, asserting that the 2010 EIR did not adequately evaluate potential impacts arising from operations of the KWB, or Rosedale Action, but this lawsuit did not name the Company; it only named TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. This lawsuit was moved to the Sacramento County Superior Court.
In the Central Delta Action and Rosedale Action, the trial courts concluded that the 2010 EIR for the Monterey Amendments was insufficient with regard to the EIR's evaluation of the potential impacts of the operation of the KWB, particularly on groundwater and water quality, and ruled that DWR was required to prepare a remedial EIR (which is further described below). In the Central Delta Action, the trial court also concluded that the challenges to DWR’s 1995 approval of the Monterey Amendments were barred by statutes of limitations and laches. The Central Delta Petitioners filed an appeal of the Sacramento County Superior Court Judgment, and certain real parties filed a cross-appeal. No party appealed the Kern County Superior Court Judgment in the Rosedale Action.
On November 24, 2014, the Sacramento County Superior Court in the Central Delta Action issued a writ of mandate, or 2014 Writ, that required DWR to prepare a revised EIR (described herein as the 2016 EIR because it was certified in 2016) regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The 2014 Writ, as revised by the court, required DWR to certify the 2016 EIR and file the response to the 2014 Writ by September 28, 2016. On September 20, 2016, the Director of DWR (a) certified the 2016 EIR prepared by DWR, as in compliance with CEQA, (b) adopted findings, a statement of overriding considerations, and a mitigation, monitoring and reporting program as required by CEQA, (c) made a new finding pertaining to carrying out the Monterey Amendments through continued use and operation of the KWB by the KWBA, and (d) caused a notice of determination to be filed with the Office of Planning and Resources of the State of California on September 22, 2016. On September 28, 2016, DWR filed with the Sacramento Superior Court its return to the 2014 Writ in the Central Delta Action.

On October 21, 2016, the Central Delta Petitioners and a new party, the Center for Food Safety, or CFS, or collectively, the CFS Petitioners, filed a new lawsuit in Sacramento County Superior Court, or CFS Action, against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The CFS Action challenges DWR’s (i) certification of the 2016 EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. On August 18, 2017, the Sacramento County Superior Court held a hearing on the response to the 2014 Writ and on the CFS petition filed in this action. On October 2, 2017, the Sacramento County Superior Court issued a ruling that the court shall deny the CFS petition and shall discharge the 2014 Writ. The CFS Petitioners appealed the Sacramento County Superior Court judgment denying the CFS petition. The Third Appellate District of the Court of Appeal granted DWR’s motion to consolidate the CFS Action appeal for hearing with the pending appeals in the Central Delta Action. Briefing on all of the appeals and cross-appeals is now complete. At this time, we anticipate having a ruling from the Court of Appeal on these consolidated appeals of the CFS Action and the Central Delta Action sometime in 2019 or 2020.
Grapevine
On December 6, 2016, the Kern County Board of Supervisors unanimously granted entitlement approval for the Grapevine project (described below). On January 5, 2017, the CBD, and the CFS, filed an action in Kern County Superior Court pursuant to CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of the 2016 approvals for the Grapevine project, including certification of the final EIR. The Company is named as real parties in interest in this action. The action alleges that the County failed to properly follow the procedures and requirements of CEQA, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, traffic, water supply and hydrology, growth inducing impacts, failure to adequately consider project alternatives and to provide support for the County’s findings and statement of overriding considerations in adopting the EIR and failure to adequately describe the environmental setting and project description. Petitioners sought to invalidate the County’s approval of the project, the environmental approvals and require the Company and the County to revise the environmental documentation.
On July 27, 2018, the court held a hearing on the petitioners’ claims. At that hearing, the court rejected all of petitioners’ claims raised in the litigation, except petitioners’ claims that (i) the project description was inadequate and (ii) such inadequacy resulted in aspects of certain environmental impacts being improperly analyzed. As to the claims described in “(i)” and “(ii)” in the foregoing sentence, the court determined that the EIR was inadequate. In that regard, the court determined the Grapevine project description contained in the EIR allowed development to occur in the time and manner determined by the real parties in interest and, as a consequence, such development flexibility could result in the project’s internal capture rate, or ICR - the percent of vehicle trips remaining within the project - actually being lower than the projected ICR levels used in the EIR and that lower ICR levels warranted supplemental traffic, air quality, greenhouse gas emissions, noise, public health and growth inducing impact analyses.

On December 11, 2018, the court ruled that portions of the EIR required corrections and supplemental environmental analysis and ordered that the County rescind the Grapevine project approvals until such supplemental environmental analysis was completed. The court issued a final judgment consistent with its ruling on February 15, 2019 and, on March 12, 2019, the County rescinded the Grapevine project approvals. Following the County’s rescission of the Grapevine project approvals, the Company has filed new applications to re-entitle the Grapevine project, or re-entitlement. The re-entitlement application involves processing project approvals that are substantively similar to the Grapevine project that was unanimously approved by the Kern County Board of Supervisors in December of 2016. As part of the re-entitlement, supplemental environmental analysis will be prepared to address the court’s ruling. Following a public comment and review period, the Kern County Planning Commission will hold a hearing to make a recommendation to the Kern County Board of Supervisors on the re-entitlement of the Grapevine project. Thereafter, the Kern County Board of Supervisors will hold a hearing to consider the supplemental environmental analysis and whether to act to approve the re-entitlement of the Grapevine project. We anticipate possible Kern County Board of Supervisors action occurring in late 2019. Following the Board of Supervisors’ action, further litigation could challenge the re-entitlement.
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

13.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, or ERISA. In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company expects to contribute $165,000 to the Benefit Plan during 2019.
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The new policy is an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At both March 31, 2019 and December 31, 2018, the investment mix was approximately 64% equity, 35% debt, and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted average discount rate used in determining the periodic pension cost is 4.2% in 2019 and 2018. The expected long-term rate of return on plan assets is 7.3% and 7.5% in 2019 and 2018, respectively. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement expense for the Benefit Plan was as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Earnings (cost) components:
Interest cost	(97)	(91)
Expected return on plan assets	131	146
Net amortization and deferral	(19)	(16)
Total net periodic pension earnings	$15	$39
The Company has a Supplemental Executive Retirement Plan, or SERP, to restore to executives designated by the Compensation Committee of the Board of Directors the full benefits under the pension plan that would otherwise be restricted by certain limitations now imposed under the Internal Revenue Code. The SERP is currently unfunded. The Company in April 2017 froze the SERP as it relates to the accrual of additional benefits.
The pension and retirement expense for the SERP was as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Cost components:
Interest cost	$(76)	$(64)
Net amortization and other	(16)	(16)
Total net periodic pension cost	$(92)	$(80)

14.    REPORTING SEGMENTS AND RELATED INFORMATION
We currently operate in five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. For further details of the revenue components within each reporting segment, see Results of Operations by Segment in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Commercial
Commercial revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our PEF power plant lease, communication tower rents, and payments from easement leases. The following table summarizes revenues, expenses and operating income from this segment for periods ended:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Commercial revenues	2,826	2,154
Equity in earnings of unconsolidated joint ventures	876	167
Commercial revenues and equity in earnings of unconsolidated joint ventures	3,702	2,321
Commercial expenses	1,792	1,319
Operating results from commercial and unconsolidated joint ventures	$1,910	$1,002

Resort Residential
The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint ventures. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $648,000 and $415,000 for the three months ended March 31, 2019 and 2018, respectively.

Mineral Resources
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for periods ended:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Mineral resources revenues	6,132	9,131
Mineral resources expenses	$3,832	$4,231
Operating results from mineral resources	$2,300	$4,900

Farming
The farming segment produces revenues from the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for periods ended:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Farming revenues	815	1,195
Farming expenses	$1,598	$1,838
Operating results from farming	$(783)	$(643)

Ranch Operations
The ranch operations segment consists of game management revenues and ancillary land uses such as grazing leases. The following table summarizes revenues, expenses and operating results from this segment for periods ended:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Ranch operations revenues	889	989
Ranch operations expenses	$1,350	$1,389
Operating results from ranch operations	$(461)	$(400)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of March 31, 2019 was $29,503,000. Equity in earnings from unconsolidated joint ventures was $876,000 for the three months ended March 31, 2019. The unconsolidated joint ventures have not been consolidated as of March 31, 2019, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to it only having 50% of the voting rights. Our partner is the managing partner and performs all of the day-to-day operations and has significant decision making authority regarding key business components such as fuel inventory and pricing at the facility. The Company's investment in this joint venture was $19,548,000 as of March 31, 2019.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks throughout the United States. The Company formed three 50/50 joint ventures with Majestic to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint ventures. The Company and Majestic guarantee the performance of all outstanding debt.

◦
In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. We anticipate construction to be completed in 2019, and plan to deliver the space in the fourth quarter of 2019 to a tenant that has entered into a lease agreement to occupy 67% of this rentable space. The Company's investment in this joint venture was $100,000 as of March 31, 2019. See Note 17 Subsequent Events for further disclosures related TRC-MRC 3, LLC.

◦
TRC-MRC 2, LLC was formed to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 that was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and currently has an outstanding principal balance of $24,877,000. Since inception, we have received excess distributions resulting in a deficit balance of $2,482,000. In accordance with the applicable accounting guidance, we reclassified excess distributions to Other Liabilities within our Consolidated Balance Sheets. We will continue to record equity in earnings as a debit to the investment account and if it were to become positive, we will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize the liability as income.

◦
TRC-MRC 1, LLC was formed to develop and operate a 480,480 square foot industrial building at TRCC-East. The facility is currently leased to Dollar General and L’Oréal USA, the largest subsidiary of L’Oréal. Since inception, we have received excess distributions resulting in a deficit balance of $275,000. In accordance with the applicable accounting guidance, we reclassified excess distributions to Other Liabilities within our Consolidated Balance Sheets. We will continue to record equity in earnings as a debit to the investment account and if it were to become positive, we will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $24,943,000 was outstanding as of March 31, 2019.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At March 31, 2019, the Company’s combined equity investment balance in these three joint ventures was $9,855,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres of our land and are part of an agreement for the potential development of up to 500 acres of land in TRCC that are tied to Foreign Trade Zone designation. The Company owns a 50% interest in each of the joint ventures. Currently, the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General, which has now been extended to July 2022, and includes an option for an additional three years. For operating revenue, please see the following table. The Five West Parcel LLC joint venture currently has an outstanding term loan with a balance of $9,038,000 that matures on May 5, 2022. The Company and Rockefeller guarantee the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed in of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs. The remaining 40% was funded through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a credit agreement with a financial institution for $52,000,000 that, as of March 31, 2019, had an outstanding balance of $46,341,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company, or Lewis, and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE beginning in the third quarter of 2009, and the Company was determined to be the primary beneficiary. As a result, CFL was consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement, whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed Lewis' entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $11,039,000. On December 31, 2018, CFL and CalAtlantic entered a Redemption and Withdrawal Agreement, whereby CalAtlantic irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed CalAtlantic's entire interest for no consideration. As a result, the noncontrolling interest balance was reduced by $13,172,000. At March 31, 2019, the Company owned 92.32% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Unaudited condensed statement of operations for the three months ended March 31, 2019 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of March 31, 2019 are as follows:

	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$25,406	$24,677	$1,870	$887	$1,122	$532
Five West Parcel, LLC	684	697	171	191	86	96
18-19 West, LLC	3	3	(28)	(27)	(14)	(13)
TRCC/Rock Outlet Center, LLC[1]	1,898	1,475	(785)	(1,095)	(393)	(548)
TRC-MRC 1, LLC	736	—	(5)	(1)	(2)	(1)
TRC-MRC 2, LLC[2]	984	978	154	202	77	101
Total	$29,711	$27,830	$1,377	$157	$876	$167

Centennial Founders, LLC	$122	$87	$64	$(18)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.5 million and $0.4 million as of March 31, 2019 and 2018, respectively.
(2) Earnings for TRC-MRC 2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $0.2 million as of both of March 31, 2019 and 2018.

	March 31, 2019				December 31, 2018
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$70,441	$(15,284)	$53,247	$19,548	$69,096	$(15,283)	$51,377	$18,426
Five West Parcel, LLC	15,125	(9,038)	5,922	2,777	15,157	(9,173)	5,751	2,691
18-19 West, LLC	4,632	—	4,626	1,769	4,654	—	4,654	1,783
TRCC/Rock Outlet Center, LLC	74,062	(46,341)	26,746	5,309	75,194	(46,826)	27,531	5,702
TRC-MRC 1, LLC	29,629	(24,943)	3,998	—	29,692	(25,030)	4,018	—
TRC-MRC 2, LLC	20,358	(24,877)	(6,281)	—	20,362	(25,014)	(5,763)	—
TRC-MRC 3, LLC	$3,866	$—	$200	$100	$—	$—	$—	$—
Total	$218,113	$(120,483)	$88,458	$29,503	$214,155	$(121,326)	$87,568	$28,602

Centennial Founders, LLC	$94,397	$—	$94,002	***	$93,840	$—	$93,188	***

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

17.    SUBSEQUENT EVENTS
On April 1, 2019, the Company contributed land valued at $5,800,000 to TRC-MRC 3, LLC in accordance with the Limited Liability Company Agreement of this joint venture and recorded our investment in this joint venture at the aforementioned fair value. The land contribution meets the criteria of a land sale under ASC Topic 606, "Revenue from Contracts with Customers" as such, we recognized profit of $1,700,000 and deferred $1,700,000 of profit in accordance with ASC Topic 323, "Investment - Equity Method and Joint Ventures" on the date the land was contributed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons, including those described above and in the section entitled “Risk Factors” in this report and our most recent Annual Report on Form 10-K.
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

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California. Our mixed use master planned residential developments have been, or are in the process of being, approved or re-approved, to collectively include up to 34,783 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on Mountain Village at Tejon Ranch, or MV. We are working with Kern County on re-entitlement efforts by preparing supplemental environmental documentation for Grapevine at Tejon Ranch, or Grapevine. Lastly, in December 2018, the Los Angeles County Board of Supervisors voted in favor of our plan to develop Centennial at Tejon Ranch, or Centennial, taking an additional step toward approving the mixed-use residential community. On April 30, 2019, the Los Angeles County Board of Supervisors gave final approval to the specific plan for Centennial. The specific plan includes 19,333 residential units and more than 10.1 million square feet of commercial space. We are currently engaged in entitlement, construction, commercial sales and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. All of these efforts are supported by diverse revenue streams generated from other operations, including commercial real estate, farming, mineral resources, ranch operations, and our various joint ventures.
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
We are also involved in multiple joint ventures with several partners that help us expand our commercial/industrial business activities within TRCC:

•
Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores within TRCC-West and TRCC-East.

•	Three joint ventures with Rockefeller Development Group, or Rockefeller:

◦	Five West Parcel LLC owns a 606,000 square foot building in TRCC-West that is fully leased;

◦	18-19 West LLC owns 61.5 acres of land for future development within TRCC-West;

◦	TRCC/Rock Outlet Center LLC operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience in TRCC-East;

•	Three joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:

◦	TRC-MRC 1, LLC was formed to develop and operate a 480,480 square foot industrial building in TRCC-East, which was completed during 2017 and fully leased as of September 30, 2018;

◦	TRC-MRC 2, LLC owns a 651,909 square foot building in TRCC-West that is fully leased;

◦
TRC-MRC 3, LLC was formed to pursue the development, construction, leasing and management of a 579,040 square foot industrial building in TRCC-East. During the first quarter of 2019, and prior to the completion of the building, the joint venture executed a lease for 67% of the building. We anticipate construction will be completed during the fourth quarter of 2019.

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through a joint venture. Our active developments within resort/residential are MV, Centennial, and Grapevine.

•
MV encompasses a total of 26,417 acres, of which 5,082 acres will be used for the mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space, and is approved for tentative tract map for the first four phases of residential development.

•
The Centennial development is a mixed-use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Upon completion of Centennial, it is estimated that the community will include approximately 19,333 homes and 10.1 million square feet of commercial development.

•
Grapevine is an 8,010-acre potential development area located on the San Joaquin Valley floor area of our lands, adjacent to TRCC. Upon completion of Grapevine, the community will include 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, for a more detailed description of our active developments within the resort/residential segment.
Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement Company of California Inc., and sales of water.
The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios.
Lastly, the ranch operations segment consists of game management revenues and ancillary land uses such as grazing leases and filming.
For the first three months of 2019 we had net income attributable to common stockholders of $119,000 compared to $1,457,000 for the first three months of 2018. The leading driver for this decline is a $2,999,000 decrease for our mineral resources revenue resulting from fewer water sale opportunities in 2019. This decrease was partially offset by higher equity in earnings of unconsolidated joint ventures of $709,000, resulting from the increase in our share of earnings from the TA/Petro joint venture, and improved commercial revenue of $672,000, which was primarily driven by higher lease revenue from the Pastoria Energy Facility.
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

Critical Accounting Policies
The preparation of our interim financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, stock compensation, our future ability to utilize deferred tax assets, and defined benefit retirement plan. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2019, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended March 31,		Change
($ in thousands)	2019	2018	$	%
Commercial revenues
Pastoria Energy Facility	$1,465	$1,024	$441	43%
TRCC Leasing	452	407	45	11%
TRCC management fees and reimbursements	235	213	22	10%
Commercial leases	167	160	7	4%
Communication leases	246	184	62	34%
Landscaping and other	261	166	95	57%
Total commercial revenues	$2,826	$2,154	$672	31%
Total commercial expenses	$1,792	$1,319	$473	36%
Operating income from commercial/industrial	$1,034	$835	$199	24%

•
Commercial/industrial real estate segment revenues were $2,826,000 for the first three months of 2019, an increase of $672,000, or 31%, from $2,154,000 during the first three months of 2018. The increase is primarily attributed to revenue increases from the Pastoria Energy Facility of $441,000, or 43%, resulting from higher than expected 2018 spark spread estimates. The spark spread represents contingent rent based on power generation.

•
Commercial/industrial real estate segment expenses were $1,792,000 during the first three months of 2019, an increase of $473,000, or 36%, from $1,319,000 during the first three months of 2018. This increase is primarily attributed to increases in Tejon-Castac Water District, or TCWD, fixed water assessments of $214,000 and bad debt reserve of $93,000.

For the three months ended March 31, 2019, we had no leases that expired, nor did we have any material lease renewals.
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

Our Foreign Trade Zone (FTZ) designation allows businesses to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the zone. This FTZ designation is further supplemented by the Economic Development Incentive Policy, or EDIP, adopted by the Kern County Board of Supervisors. EDIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. EDIP provides incentives such as assistance in obtaining tax incentives, building supporting infrastructure, and workforce development.
We believe that the FTZ and EDIP, along with our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We are also expanding our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company is in process of constructing a 579,040 square foot distribution facility with Majestic. The Company and Majestic have successfully leased 67% of this distribution facility prior to its completion, with the tenant taking occupancy in the fourth quarter of 2019. This new construction is building on the success in 2018 of fully leasing a 480,000 square foot building to Dollar General and to SalonCentric, L’Oréal USA’s professional salon distribution operation, in a partnership with Majestic.
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
During the quarter ended March 31, 2019, vacancy rates in the Inland Empire fell 20 basis points to 3.7%, the lowest rate on record. Construction completions totaled only 4.4 million square feet in the quarter ended March 31, 2019, which is below the five-year quarterly average. The low vacancy rates have led to a year-over-year increase in lease rates of 12.1% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During the quarter ended March 31, 2019, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, dropped 10 basis points to 1.4%. Rents have been increasing for the past six years and will likely continue to rise in future years as the vacancy rate is at historic lows and quality industrial space remains hard to find. Average asking rents increased 10.1% year over year, which have surpassed the historical peak which was seen in late 2007. Industrial demand remains high and infill industrial demand remains higher still. Future quarters will likely see greater construction activity as rents hit new highs and vacancy rates are at historic lows. Demand for industrial space in this market will also continue to be driven by domestic and global consumption levels. As industrial vacancy rates are at historic lows, industrial users seeking larger spaces are having to go further north into neighboring Kern County and particularly, TRCC, which has attracted increased attention as market conditions continue to tighten.
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
Real Estate – Resort/Residential:
We are in the preliminary stages of development; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate segment expenses were $648,000 during the first three months of 2019, an increase of $233,000, or 56%, from $415,000 during the first three months of 2018. The increase is primarily attributed to higher professional services of $252,000 incurred during the first three months of 2019. We expect to see a continual increase in professional services throughout the remainder of the year.
Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment will continue to focus on the following:

•
For Centennial, the Los Angeles County Board of Supervisors gave final approval to the specific plan on April 30, 2019. The specific plan for Centennial includes 19,333 residential units and more than 10.1 million square feet of commercial space.

•
For Grapevine, the court ruled that portions of the EIR required corrections and ordered that the County rescind the Grapevine project approvals until such supplemental environmental analysis was completed in December 2018. The Company is working on filing new applications to re-entitle the Grapevine project in 2019.

•
For MV, we have a fully entitled project and received approval of Tentative Tract Map 1 for our first four phases of development. The timing of the MV development in the coming years will be dependent on the strength of both the economy and the real estate market, including both primary and second home markets. In moving the project forward, we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans, as well as defining the possible capital funding sources for this development. Over the next several years, we expect to explore funding opportunities for the future development of MV. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended March 31,		Change
($ in thousands)	2019	2018	$	%
Mineral resources revenues
Oil and gas	$555	$538	$17	3%
Cement	296	351	(55)	(16)%
Rock aggregate	208	202	6	3%
Exploration leases	26	26	—	—%
Water Sales	5,026	7,992	(2,966)	(37)%
Reimbursables and other	21	22	(1)	(5)%
Total mineral resources revenues	6,132	9,131	(2,999)	(33)%
Total mineral resources expenses	3,832	4,231	(399)	(9)%
Operating income from mineral resources	$2,300	$4,900	$(2,600)	(53)%

•
Mineral resources segment revenues were $6,132,000 for the first three months of 2019, a decrease of $2,999,000, or 33%, from $9,131,000 during the same period in 2018. In contrast with the first quarter of 2018, strong winter rainfall during the first quarter of 2019, resulted in fewer water sales opportunities. Comparatively, the Company sold 4,445 acre feet and 7,442 acre feet of water as of March 31, 2019 and 2018, respectively.

•
Mineral resources segment expenses were $3,832,000 for the first three months of 2019, a decrease of $399,000, or 9%, when compared to the same period in 2018. The decrease in expenses is primarily associated with decreased cost of sales for water of $485,000 related to fewer 2019 water sales opportunities as discussed above.

As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. Water sales opportunities for the remainder of 2019 will be limited based on winter rain and snow levels as well as the California State Water Project, or SWP, water allocations being at a 70% level.
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

Farming:

	Three Months Ended March 31,		Change
($ in thousands)	2019	2018	$	%
Farming revenues
Almonds	$376	$924	$(548)	(59)%
Pistachios	254	43	211	491%
Hay	122	87	35	40%
Other	63	141	(78)	(55)%
Total farming revenues	$815	$1,195	$(380)	(32)%
Total farming expenses	$1,598	$1,838	$(240)	(13)%
Operating loss from farming	$(783)	$(643)	$(140)	22%

•
Farming segment revenues were $815,000 for the first three months of 2019, a decrease of $380,000, or 32%, from $1,195,000 when compared to the same period in 2018. The changes are primarily attributed to:

◦
Almond revenues decreased $548,000 resulting from fewer prior year crop carryforward units being sold. By comparison the Company sold 170,000 and 330,000 pounds of prior year carryover crop as of March 31, 2019 and 2018, respectively. Additionally, we reduced estimated almond revenues on our prior year crop by $89,000 to reflect current market pricing. As of March 31, 2019, the Company had 155,000 pounds of unsold carryover almond inventory.

◦
2018 pistachio crop yields exceeded 4,000,000 pounds, representing a record high for the Company. The Company carried over 558,000 pounds of inventory into 2019 and has since sold 140,000 pounds, resulting in a $211,000 increase in revenues over prior year.

•
Farming segment expenses were $1,598,000 for the first three months of 2019, a decrease of $240,000, or 13%, from $1,838,000 when compared to the same period in 2018. The reduction in farming expenses is attributed to the following:

◦	The Company recorded $108,000 in bad debt reserve during the first three months of 2018, which did not repeat during the same period of 2019.

◦	The Company experienced decreases in hulling costs and irrigation costs of $82,000 and $72,000, respectively, in the first quarter of 2019.

◦	The above reductions were partially offset by higher fixed water costs with Wheeler Ridge Maricopa Water Storage District of $182,000.

Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar, which makes U.S. exports more expensive and decreases demand for the products we produce. The low value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets. Thus far in 2019, when compared to 2018, the U.S. dollar has weakened against the Chinese Yuan whereas the Euro remains consistent. The full potential impact of an increasing U.S. dollar to our pricing and revenue is not known at this time. Additionally, increased tariffs from China and India which are major customers of almonds and pistachios, can make American products less competitive and push customers to switch to another producing country.
Weather conditions can impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2019 production until the early summer of 2019. Thus far, we have experienced extended heavier rain fall and colder temperatures during the almond bloom period when compared to the 2017-2018 winter, which could negatively impact 2019 almond production. In addition, 2019 is the alternative bearing cycle for our pistachio trees and a lower than average crop is anticipated, following our record high yields in 2018. It is too early in the year to determine the impact of the 2019 water supplies on 2019 California crop production for almonds, pistachios, and wine grapes.
Lastly, the impact of new state ground water management laws on new plantings and continuing crop production remains unknown. Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2019.

Ranch Operations:

	Three Months Ended March 31,		Change
($ in thousands)	2019	2018	$	%
Ranch Operations revenues
Game Management and other [1]	$497	$583	$(86)	(15)%
Grazing	392	406	(14)	(3)%
Total Ranch Operations revenues	$889	$989	$(100)	(10)%
Total Ranch Operations expenses	$1,350	$1,389	$(39)	(3)%
Operating loss from Ranch Operations	$(461)	$(400)	$(61)	15%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•
Ranch operations revenues were $889,000 for the first three months of 2019, a decrease of $100,000, or 10%, from $989,000 for the same period in 2018. The decrease is primarily attributed to reduced hunting membership revenues of $78,000.

•
Ranch operations expenses were $1,350,000 for the first three months of 2019, a decrease of $39,000, or 3%, from $1,389,000 for the same period in 2018. The driver of this decrease was a reduction in supplies costs of $19,000.

Corporate and Other:
Corporate general and administrative costs were $2,474,000, a decrease of $258,000, or 9%, from $2,732,000 for the same period in 2018. The decrease is primarily attributed to decreases in stock compensation expense of $84,000, director expenses of $41,000, and licenses of $21,000.
Joint Ventures:

	Three Months Ended March 31,		Change
($ in thousands)	2019	2018	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$1,122	$532	$590	111%
Five West Parcel, LLC	86	96	(10)	(10)%
18-19 West, LLC	(14)	(13)	(1)	8%
TRCC/Rock Outlet Center, LLC	(393)	(548)	155	(28)%
TRC-MRC 1, LLC	(2)	(1)	(1)	100%
TRC-MRC 2, LLC	77	101	(24)	(24)%
Total equity in earnings	$876	$167	$709	425%

•
There was a $590,000 increase in our share of earnings from our TA/Petro joint venture. The increase was driven by improved fuel margins. Comparatively, diesel margins were $0.36 cents and $0.17 cents per gallon as of March 31, 2019 and 2018, respectively. Comparatively, gasoline margins were $0.62 cents and $0.45 cents per gallon as of March 31, 2019 and 2018, respectively. Diesel and gasoline sales volumes stayed relatively flat when comparing the three months ended March 31, 2019 with the same period in 2018.

•	Our share of losses from our TRCC/Rock Outlet Center joint venture improved $155,000 resulting from improved minimum and percentage rent, partially offset by higher operating expenses.
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
For further discussion of the risks and uncertainties that could potentially adversely affect us, please refer to Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report, and to Part I, Item 1A - "Risk Factors" of our Annual Report. We continue to be involved in various legal proceedings related to leased acreage. For a further discussion, please refer to Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements in this report.

Income Taxes
For the three months ended March 31, 2019, the Company had net income tax expense of $95,000 compared to $526,000 for the three months ended March 31, 2018. As such, effective tax rates approximated 43% and 27% for the three months ended March 31, 2019 and 2018, respectively. The increase resulted from the Company's tax deduction for fully vested shares being less than the book expense recognized over the vesting period for the same shares, commonly referred to as tax shortfalls. As of March 31, 2019, income tax receivables were $181,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses.

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
Our cash, cash equivalents and marketable securities totaled $68,174,000 at March 31, 2019, a decrease of $11,483,000 from $79,657,000 as of December 31, 2018.
The following table shows our cash flow activities for the three months ended March 31,

(in thousands)	2019	2018
Operating activities	$(1,211)	$6,969
Investing activities	$(4,971)	$(5,450)
Financing activities	$(1,822)	$(2,147)
Operating Activities
During the first three months of 2019, our operations used $1,211,000, the primary drivers are $2,400,000 used for agricultural activities used to grow our current year crops offset by $1,200,000 in collections of receivables. When compared to the prior year, the decrease in cash flows is attributed to reduced water sales and the timing of collections on accounts receivables.
During the first three months of 2018, our operations generated $6,969,000 in cash largely due to the water sales discussed above and collection of accounts receivables.
Investing Activities
During the first three months of 2019 investing activities used $4,971,000. The company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $5,112,000 which includes predevelopment activities for our master planned communities, consisting of general planning and permitting of $856,000 for MV; expenditures relating to regulatory permits and litigation of $787,000 for Grapevine, and costs related to approval of specific plan of $1,240,000 for Centennial. At TRCC, we spent $635,000 on water treatment facility improvements, water infrastructure improvements and planning. Within our farming segment, we spent $1,298,000 developing new almond orchards and replacing machinery and equipment. Also within investing activities, we had investment security maturities of $14,567,000 of which we reinvested $10,865,000. Lastly, the Company used $3,502,000 to acquire annual water purchase contracts.

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
Our estimated capital investment for the remainder of 2019 is primarily related to our real estate projects. These estimated investments include approximately $10,089,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to invest approximately $1,918,000 to continue development of new almond orchards and replacing farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $14,421,000 for land planning, entitlement activities, litigation related to entitlement approvals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2019.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2019 and 2018, of $703,000 and $744,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $1,137,000 and $1,134,000 for the three months ended March 31, 2019 and 2018, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first three months of 2019, financing activities used $1,822,000 to service long-term debt of $1,007,000 and tax payments on vested share grants of $815,000.
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
Capital Structure and Financial Condition
At March 31, 2019, total capitalization at book value was $499,602,000 consisting of $64,908,000 of debt and $434,694,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 13.0%.
The Company has a Term Note and a Revolving Line of Credit Note (collectively, the Credit Facility) with Wells Fargo. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC's interest in MV. The Term Loan had a $61,561,000 balance as of March 31, 2019. Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties, which is typical for this type of instrument. At the Company’s option, the interest rate on the RLC can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this credit facility (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. The Company expects to renew the RLC in September 2019 under similar terms. There were no outstanding balances on the RLC as of March 31, 2019 and December 31, 2018.
The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the note has been fixed through the use of an interest rate swap at a rate of 4.11%. We utilize an interest rate swap agreement to hedge our exposure to variable interest rates associated with our term loan. The Term Loan requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. TRC may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the TRC's farmland and farm assets, which include equipment, crops and crop receivables and the power plant lease and lease site, and related accounts and other rights to payment and inventory.
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At March 31, 2019 and December 31, 2018, we were in compliance with the financial covenants.
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

We also have a $4,750,000 promissory note agreement with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of March 31, 2019 is $3,347,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt or draw downs against our line-of-credit, proceeds from the reimbursement of public infrastructure costs through Community Facilities District (CFD) bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock.
On April 25, 2019, we renewed our shelf registration statement on Form S-3 that we anticipate to go effective in May 2019. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding needs of the Company.
At March 31, 2019, we had $68,174,000 in cash and securities and had $30,000,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2019, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	2019	2020-2021	2022-2024	Thereafter
Contractual Obligations:
Estimated water payments	$253,040	$3,118	$18,527	$19,175	$212,220
Long-term debt	64,908	4,048	8,638	9,429	42,793
Interest on long-term debt	12,050	2,571	4,621	3,874	984
Cash contract commitments	14,116	11,907	1,138	—	1,071
Defined Benefit Plan	3,913	206	567	646	2,494
SERP	5,197	395	1,042	1,022	2,738
Tejon Ranch Conservancy	2,200	600	1,600	—	—
Financing fees	163	163	—	—	—
Total contractual obligations	$355,587	$23,008	$36,133	$34,146	$262,300
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
Estimated water payments include the Nickel Family, LLC water contract, which obligates us to purchase 6,693 acre-feet of water annually through 2044 and SWP contracts with Wheeler Ridge Maricopa Water Storage District, TCWD, Tulare Lake Basin Water Storage District, and Dudley-Ridge Water Storage District. These contracts for the supply of future water run through 2035. Please refer to Note 5 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding water assets.
Our cash contract commitments consist of contracts in various stages of completion related to infrastructure development within our industrial developments and entitlement costs related to our industrial and residential development projects. Also included in the cash contract commitments are operating lease obligations. Our operating lease obligations are for office equipment. At the present time, we do not have any capital lease obligations or purchase obligations outstanding.
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We plan to contribute $165,000 to our defined benefit plan in 2019.

Our financial obligations to the Tejon Ranch Conservancy are prescribed in the Conservation Agreement, as discussed in Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements. Our advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing, and are therefore subject to change in amount and period. The amounts included above are the minimum amounts we anticipate contributing through the year 2021, at which time our current contractual obligation terminates.
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
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at March 31, 2019.
At March 31, 2019, aggregate outstanding debt of unconsolidated joint ventures was $120,483,000. We provided a guarantee on $105,199,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,284,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net income	$124	$1,455
Net income (loss) attributable to non-controlling interest	5	(2)
Net income attributable to common stockholders	119	1,457
Interest, net
Consolidated	(349)	(283)
Our share of interest expense from unconsolidated joint ventures	738	501
Total interest, net	389	218
Income taxes	95	526
Depreciation and amortization:
Consolidated	1,089	1,071
Our share of depreciation and amortization from unconsolidated joint ventures	1,109	919
Total depreciation and amortization	2,198	1,990
EBITDA	2,801	4,191
Stock compensation expense	813	948
Adjusted EBITDA	$3,614	$5,139

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

($ in thousands)	Three Months Ended March 31,
Net operating income	2019	2018
Pastoria Energy Facility	$1,465	$1,024
TRCC	291	358
Communication leases	234	174
Other commercial leases	157	158
Total Commercial/Industrial net operating income	$2,147	$1,714

	Three Months Ended March 31,
($ in thousands)	2019	2018
Commercial/Industrial operating income	$1,034	$835
Plus: Commercial/Industrial depreciation and amortization	144	149
Plus: General, administrative and other expenses	1,464	1,108
Less: Other revenues including land sales	(495)	(378)
Total Commercial/Industrial net operating income	$2,147	$1,714
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

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net income of unconsolidated joint ventures	$1,377	$157
Interest expense of unconsolidated joint ventures	1,442	974
Operating income of unconsolidated joint ventures	2,819	1,131
Depreciation and amortization of unconsolidated joint ventures	2,093	1,726
Net operating income of unconsolidated joint ventures	$4,912	$2,857

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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which is for $61,561,000 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.11%. The outstanding balance on the second term loan is $3,347,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At March 31, 2019
(In thousands except percentage data)

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets:
Marketable securities	$32,419	$27,638	$400	$—	$—	$—	60,457	$60,270
Weighted average interest rate	2.08%	2.20%	2.51%	—%	—%	—%	2.14%
Liabilities:
Long-term debt ($4.75M note)	$218	$302	$315	$328	$343	$1,841	$3,347	$3,347
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$2,793	$3,881	$4,051	$4,221	$4,429	$42,186	$61,561	$61,561
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

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
Commodity Price Exposure
As of March 31, 2019, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2018 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.

With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $9,655,000 of accounts receivable outstanding at March 31, 2019, $5,280,000, or 55%, is at risk to changing prices. Of the amount at risk to changing prices, $4,164,000 is attributable to pistachios and $1,116,000 is attributable to almonds.
The price estimated for the remaining accounts receivable for pistachios recorded at March 31, 2019 was $2.01 per pound, unchanged from the $2.01 per pound at December 31, 2018. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $15,000. Although the final price per pound of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.00 to $4.25. With respect to almonds, the price estimated for the remaining receivable was $2.36 per pound, as compared to $2.62 per pound at December 31, 2018. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $4,300. The range of final prices over the last three years for almonds has ranged from $2.58 to $3.67 per pound.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - TMV LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32

10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
*	Management contract, compensatory plan or arrangement.

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

FN 7
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 1-7183) under Item 14 to our Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

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

FN 16
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, is incorporated herein by reference.

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

FN 24
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated herein by reference.

FN 26
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated herein by reference.

FN 27
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, is incorporated herein by reference.

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

FN 31
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.42 to our Quarterly Report on Form 10-Q for the period ended September 30, 2018, is incorporated herein by reference.

FN 32
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

FN 33
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEJON RANCH CO.

May 7, 2019	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2019	/s/ Robert D. Velasquez
Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)