Form 10-Q
period 2019-06-30
TEJON RANCH CO
filed 2019-08-01
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-07183
TEJON RANCH CO.
(Exact name of registrant as specified in its charter)

Delaware	77-0196136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1000, Tejon Ranch, California 93243	(661) 248-3000
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	TRC	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on July 31, 2019 was 25,961,071.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Real estate - commercial/industrial	$6,595	$2,189	$9,421	$4,343
Mineral resources	660	1,500	6,792	10,631
Farming	886	542	1,701	1,737
Ranch operations	805	839	1,694	1,828
Total revenues	8,946	5,070	19,608	18,539
Costs and Expenses:
Real estate - commercial/industrial	4,593	1,388	6,385	2,707
Real estate - resort/residential	642	433	1,290	848
Mineral resources	598	595	4,430	4,826
Farming	825	1,191	2,423	3,029
Ranch operations	1,393	1,348	2,743	2,737
Corporate expenses	2,290	2,464	4,764	5,196
Total expenses	10,341	7,419	22,035	19,343
Operating loss	(1,395)	(2,349)	(2,427)	(804)
Other Income:
Investment income	329	346	678	629
Other income (loss), net	22	(10)	48	(24)
Total other income	351	336	726	605
Loss from operations before equity in earnings of unconsolidated joint ventures	(1,044)	(2,013)	(1,701)	(199)
Equity in earnings of unconsolidated joint ventures, net	1,971	652	2,847	819
Income (loss) before income tax expense	927	(1,361)	1,146	620
Income tax expense (benefit)	218	(348)	313	178
Net income (loss)	709	(1,013)	833	442
Net income (loss) attributable to non-controlling interest	2	(16)	7	(18)
Net income (loss) attributable to common stockholders	$707	$(997)	$826	$460
Net income (loss) per share attributable to common stockholders, basic	$0.03	$(0.04)	$0.03	$0.02
Net income (loss) per share attributable to common stockholders, diluted	$0.03	$(0.04)	$0.03	$0.02

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$709	$(1,013)	$833	$442
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	182	(68)	384	(370)
Unrealized (loss) gain on interest rate swap	(1,960)	528	(2,693)	1,856
Other comprehensive (loss) income before taxes	(1,778)	460	(2,309)	1,486
Benefit (provision) for income taxes related to other comprehensive income items	372	(96)	484	(312)
Other comprehensive (loss) income	(1,406)	364	(1,825)	1,174
Comprehensive (loss) income	(697)	(649)	(992)	1,616
Comprehensive income (loss) attributable to non-controlling interests	2	(16)	7	(18)
Comprehensive (loss) income attributable to common stockholders	$(699)	$(633)	$(999)	$1,634
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,505	$15,908
Marketable securities - available-for-sale	56,501	63,749
Accounts receivable	2,590	10,876
Inventories	8,140	2,618
Prepaid expenses and other current assets	3,757	3,348
Total current assets	74,493	96,499
Real estate and improvements - held for lease, net	18,864	18,953
Real estate development (includes $102,415 at June 30, 2019 and $100,311 at December 31, 2018, attributable to Centennial Founders, LLC, Note 15)	291,429	283,385
Property and equipment, net	46,995	46,086
Investments in unconsolidated joint ventures	37,151	28,602
Net investment in water assets	54,710	51,832
Deferred tax assets	1,714	1,229
Other assets	3,594	2,462
TOTAL ASSETS	$528,950	$529,048

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$5,660	$6,037
Accrued liabilities and other	2,719	3,575
Deferred income	1,616	2,863
Current maturities of long-term debt	4,093	4,018
Total current liabilities	14,088	16,493
Long-term debt, less current portion	59,658	61,780
Long-term deferred gains	5,097	3,405
Other liabilities	15,046	12,698
Total liabilities	93,889	94,376
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,033,402 at June 30, 2019 and 25,972,080 at December 31, 2018	13,017	12,986
Additional paid-in capital	337,870	336,520
Accumulated other comprehensive loss	(6,682)	(4,857)
Retained earnings	75,473	74,647
Total Tejon Ranch Co. Stockholders’ Equity	419,678	419,296
Non-controlling interest	15,383	15,376
Total equity	435,061	434,672
TOTAL LIABILITIES AND EQUITY	$528,950	$529,048
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$833	$442
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,136	2,220
Amortization of premium/discount of marketable securities	(51)	50
Equity in earnings of unconsolidated joint ventures, net	(2,847)	(819)
Non-cash retirement plan expense	154	82
Non-cash profits recognized from land contribution	(1,667)	—
Loss on sale of property plant and equipment	—	48
Stock compensation expense	1,592	1,776
Excess tax benefit from stock-based compensation	52	18
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	1,410	(413)
Current liabilities, net	(2,890)	1,154
Net cash (used in) provided by operating activities	(1,278)	4,558
Investing Activities
Maturities and sales of marketable securities	26,793	18,455
Funds invested in marketable securities	(19,110)	(17,959)
Real estate and equipment expenditures	(12,581)	(10,386)
Reimbursement proceeds from Community Facilities District	—	1,385
Investment in unconsolidated joint ventures	(100)	—
Distribution of equity from unconsolidated joint ventures	276	373
Investments in long-term water assets	(3,560)	(2,659)
Other	—	(1)
Net cash used in investing activities	(8,282)	(10,792)
Financing Activities
Repayments of long-term debt	(1,999)	(2,033)
Rights offering costs	—	(166)
Taxes on vested stock grants	(844)	(1,063)
Net cash used in financing activities	(2,843)	(3,262)
Decrease in cash and cash equivalents	(12,403)	(9,496)
Cash and cash equivalents at beginning of period	15,908	20,107
Cash and cash equivalents at end of period	$3,505	$10,611

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$3	$155
Contribution to unconsolidated joint venture[1]	$5,854	$—
Long term deferred profit on land contribution[1]	$1,532	$—

1In April 2019, the Company contributed land with a fair value of $5.9 million to TRC-MRC 3, LLC an unconsolidated joint venture formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. The total cost of the land, inclusive of transaction costs was $2.9 million. The Company recognized $1.5 million in profit and deferred $1.5 million after applying the five-step revenue recognition model in accordance with Accounting Standards Codification (ASC) Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures. Historically, cash outflows related to land development expenditures were accounted for within investing activities. For consistency, the Company will continue to classify cash outflows and cash inflows related to land development as investing activities.

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, March 31, 2019	26,020,953	$13,010	$336,813	$(5,276)	$74,766	$419,313	$15,381	$434,694
Net income	—	—	—	—	707	707	2	709
Other comprehensive loss	—	—	—	(1,406)	—	(1,406)	—	(1,406)
Restricted stock issuance	14,993	7	(7)	—	—	—	—	—
Stock compensation	—	—	1,093	—	—	1,093	—	1,093
Shares withheld for taxes and tax benefit of vested shares	(2,544)	—	(29)	—	—	(29)	—	(29)
Balance, June 30, 2019	26,033,402	$13,017	$337,870	$(6,682)	$75,473	$419,678	$15,383	$435,061

Balance, March 31, 2018	25,941,480	$12,971	$320,275	$(4,454)	$71,849	$400,641	$28,566	$429,207
Net loss	—	—	—	—	(997)	(997)	(16)	(1,013)
Other comprehensive income	—	—	—	364	—	364	—	364
Restricted stock issuance	14,108	7	(7)	—	—	—	—	—
Stock compensation	—	—	1,104	—	—	1,104	—	1,104
Shares withheld for taxes and tax benefit of vested shares	(2,645)	(2)	(65)	—	—	(67)	—	(67)
Balance, June 30, 2018	25,952,943	$12,976	$321,307	$(4,090)	$70,852	$401,045	$28,550	$429,595
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
Net income	—	—	—	—	826	826	7	833
Other comprehensive loss	—	—	—	(1,825)	—	(1,825)	—	(1,825)
Restricted stock issuance	106,471	53	(53)	—	—	—	—	—
Stock compensation	—	—	2,225	—	—	2,225	—	2,225
Shares withheld for taxes and tax benefit of vested shares	(45,149)	(22)	(822)	—	—	(844)	—	(844)
Balance, June 30, 2019	26,033,402	$13,017	$337,870	$(6,682)	$75,473	$419,678	$15,383	$435,061

Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
Net income (loss)	—	—	—	—	460	460	(18)	442
Other comprehensive income	—	—	—	1,174	—	1,174	—	1,174
Rights offering costs	—	—	(166)	—	—	(166)	—	(166)
Restricted stock issuance	103,588	52	(52)	—	—	—	—	—
Stock compensation	—	—	2,398	—	—	2,398	—	2,398
Shares withheld for taxes and tax benefit of vested shares	(45,418)	(23)	(1,040)	—	—	(1,063)	—	(1,063)
Balance, June 30, 2018	25,952,943	$12,976	$321,307	$(4,090)	$70,852	$401,045	$28,550	$429,595

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
The periods ending June 30, 2019 and 2018 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s June 30, 2019 and December 31, 2018 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
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
The results of the period reported herein are not indicative of the results to be expected for the full year due to the seasonal nature of the Company’s agricultural activities, water activities, timing of real estate sales and leasing activities. Historically, the Company’s largest percentages of farming revenues are recognized during the third and fourth quarters of the fiscal year.
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

The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements. The Company's implementation efforts include, but are not limited to, identifying key interpretive issues, assessing its policies and processes, and evaluating related control activities to determine if modifications or enhancements may be required. The Company's accounts receivable balance is primarily composed of crop receivables. Based on historical experience with our current customers and periodic credit evaluations of our customers' financial conditions, we believe our credit risk is minimal. With regards to marketable securities, as the Company limits its investment to securities with investment grade ratings from Moody's or Standard and Poor's, and it generally does not sell securities before recovery of their amortized cost basis, we do not expect this ASU to have any material impact on its accounting of marketable securities.
Fair Value of Financial Instruments
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU removes certain disclosure requirements related to the fair value hierarchy, such as disclosure of amounts and reasons for transfers between Level 1 and Level 2, and adds new disclosure requirements, such as disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. For the Company, the new standard will be effective on January 1, 2020. The Company does not expect this ASU to have any material impact on its consolidated financial statements, as the Company does not have financial instruments classified as Level 3.
Retirement Benefits
In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU removes certain disclosure requirements, including the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. This ASU also requires additional disclosures for the weighted average interest crediting rates for cash balance plans and explanations for significant gains and losses related to changes in the benefit plan obligation. This ASU is effective for fiscal years beginning after December 15, 2020. The Company does not expect this ASU to have any material impact on its consolidated financial statements and related disclosures.
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
In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements to Leases (Topic 842)," which allows entities to not apply the new leases standard in the comparative periods they present in their financial statements. Under this transition option, entities can continue to apply the legacy guidance in the comparative periods presented in the year they adopt the new standard. ASU No. 2018-11 also provides a practical expedient for lessors to combine the lease and non-lease components under certain circumstances to simplify the lessor's implementation of the new guidance.
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
Lessor Impact:
The Company elected the land easement practical expedient upon adoption of the new guidance and is thus permitted to continue its current accounting policy for land easements that exist or expired before the effective date of the adoption. As of the adoption date, the Company evaluates new or modified land easements under ASC 842.
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
In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This ASU identified SOFR as the preferred reference rate alternative to LIBOR. The Company adopted this new guidance on January 1, 2019, and the adoption did not have an impact on the Company's consolidated financial statements. For a more detailed discussion of the benchmark interest rate, see Part I, Item 1A, "Risk Factors" included in the Annual Report on Form 10-K for the year ended December 31, 2018.
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

2.    EQUITY
Earnings Per Share (EPS)
Basic net income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding during the year. Diluted net income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding and the weighted average number of shares outstanding assuming the vesting of restricted stock grants per ASC Topic 260, “Earnings Per Share.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of shares outstanding:
Common stock	26,031,800	25,950,851	26,012,196	25,931,940
Common stock equivalents	—	19,748	16,096	29,198
Diluted shares outstanding	26,031,800	25,970,599	26,028,292	25,961,138
For the three-months ended June 30, 2019, 768 shares of restricted stock were excluded from the calculation of dilutive net income per share as the shares were antidilutive.

3.     MARKETABLE SECURITIES
ASC Topic 320, “Investments – Debt and Equity Securities” requires that an enterprise classify all debt securities as either held-to-maturity, trading or available-for-sale. The Company has elected to classify its securities as available-for-sale and therefore is required to adjust securities to fair value at each reporting date. All costs and both realized and unrealized gains and losses on securities are determined on a specific identification basis. The following is a summary of available-for-sale securities at:

($ in thousands)		June 30, 2019		December 31, 2018
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$498	$497	$250	$248
with unrecognized losses for more than 12 months		4,012	4,005	3,861	3,812
with unrecognized gains		—	—	—	—
Total Certificates of deposit	Level 1	4,510	4,502	4,111	4,060
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		3,888	3,883	3,112	3,105
with unrecognized losses for more than 12 months		10,861	10,845	23,564	23,415
with unrecognized gains		11,574	11,587	3	4
Total U.S. Treasury and agency notes	Level 2	26,323	26,315	26,679	26,524
Corporate notes
with unrecognized losses for less than 12 months		1,898	1,897	13,696	13,665
with unrecognized losses for more than 12 months		6,000	5,990	12,542	12,431
with unrecognized gains		11,098	11,114	—	—
Total Corporate notes	Level 2	18,996	19,001	26,238	26,096
Municipal notes
with unrecognized losses for less than 12 months		—	—	2,994	2,982
with unrecognized losses for more than 12 months		1,417	1,416	4,116	4,087
with unrecognized gains		5,260	5,267	—	—
Total Municipal notes	Level 2	6,677	6,683	7,110	7,069
		$56,506	$56,501	$64,138	$63,749
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our intention not to sell the security, and our assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss, which is recognized through other comprehensive income. At June 30, 2019, the fair market value of investment securities was $5,000 below their cost basis. The Company’s gross unrealized holding gains equaled $36,000 and gross unrealized holding losses equaled $41,000. The Company has determined that any unrealized losses in the portfolio were temporary as of June 30, 2019. As of June 30, 2019, the adjustment to accumulated other comprehensive loss reflected an improvement in market value of $384,000, including estimated taxes of $81,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	June 30, 2019
($ in thousands)	2019	2020	2021	Total
Certificates of deposit	$2,459	$2,049	$—	$4,508
U.S. Treasury and agency notes	13,566	12,323	500	26,389
Corporate notes	3,923	14,685	400	19,008
Municipal notes	4,676	2,000	—	6,676
	$24,624	$31,057	$900	$56,581

	December 31, 2018
($ in thousands)	2019	2020	2021	Total
Certificates of deposit	$2,311	$1,799	$—	$4,110
U.S. Treasury and agency notes	17,574	9,174	—	26,748
Corporate notes	18,671	7,150	400	26,221
Municipal notes	5,111	2,000	—	7,111
	$43,667	$20,123	$400	$64,190
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

4.     REAL ESTATE

($ in thousands)	June 30, 2019	December 31, 2018
Real estate development
Mountain Village	$139,619	$137,571
Centennial	102,415	100,311
Grapevine	33,036	31,175
Tejon Ranch Commerce Center	16,359	14,328
Real estate development	291,429	283,385

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	21,430	21,327
Less accumulated depreciation	(2,566)	(2,374)
Real estate and improvements - held for lease, net	$18,864	$18,953

5.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County and by Tejon-Castac Water District (TCWD) in the Kern Water Bank. Company-banked water costs also include costs related to the right to receive additional acre-feet of water in the future from the Antelope Valley East Kern Water Agency, or AVEK.

We also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to AVEK for our use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
The initial term of the water purchase agreement with Nickel runs to 2044 and includes a Company option to extend the contract for an additional 35 years. The purchase cost of water in 2019 is $769 per acre-foot. The purchase cost is subject to annual cost increases based on the greater of the consumer price index or 3%.
Water purchases will ultimately be used in the development of the Company’s land for commercial/industrial real estate development, resort/residential real estate development, and farming. Interim uses may include the sale of portions of this water to third-party users on an annual basis until this water is fully allocated to Company uses, as just described.
Water revenues and cost of sales were as follows ($ in thousands):

	June 30, 2019	June 30, 2018

Acre-Feet Sold	4,445	7,442

Revenues	$3,980	$7,992
Cost of sales	3,194	3,679
Profit	$786	$4,313
The costs assigned to water assets held for future use were as follows ($ in thousands):

	June 30, 2019	December 31, 2018
Banked water and water for future delivery	$25,265	$24,597
Transferable water	2,927	36
Total water held for future use at cost	$28,192	$24,633

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	June 30, 2019		December 31, 2018
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$12,203	$(4,100)	$12,203	$(3,860)
Nickel water rights	18,740	(3,640)	18,740	(3,320)
Tulare Lake Basin water rights	5,857	(2,542)	5,857	(2,421)
	$36,800	$(10,282)	$36,800	$(9,601)
Net cost of purchased water contracts	26,518		27,199
Total cost water held for future use	28,192		24,633
Net investments in water assets	$54,710		$51,832

Water contracts with the Wheeler Ridge Maricopa Water Storage District, (WRMWSD), and the Tejon-Castac Water District, (TCWD), are also in place, but were entered into with each district at inception of the contract, were not purchased later from third parties, and do not have a related financial value on the books of the Company. Therefore, there is no amortization expense related to these contracts. Total water resources, including both recurring and one-time usage, are:

(in acre-feet, unaudited)	June 30, 2019	December 31, 2018
Water held for future use
AVEK water bank	—	13,033
Company water bank	50,349	35,793
Transferable water	6,163	500
Total water held for future use	56,512	49,326
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water owned by Company	54,712	52,547
Total purchased water contracts	86,145	83,980
Total water held for future use and purchased water contracts	142,657	133,306
The Company entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C. (PEF) in 2015. PEF is our current lessee under a power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2019 is $1,120 per acre-foot, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	June 30, 2019	December 31, 2018
Accrued vacation	$790	$761
Accrued paid personal leave	421	416
Accrued bonus	1,240	2,071
Other	268	327
	$2,719	$3,575

7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	June 30, 2019	December 31, 2018
Notes payable	$63,914	$65,901
Other borrowings	—	14
Total short-term and long-term debt	$63,914	$65,915
Less: line-of-credit and current maturities of long-term debt	(4,093)	(4,018)
Less: deferred loan costs	(163)	(117)
Long-term debt, less current portion	$59,658	$61,780
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
The Term Loan had outstanding balances of $60,639,000 and $62,483,000 as of June 30, 2019 and December 31, 2018, respectively. The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the Term Note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The Company is in the process of extending the Term Note. The interest on the Term Note will be based on LIBOR plus a margin and the maturity date will be extended to June 5, 2029. The interest rate for the extended Term Note has been fixed at 4.16% through an interest rate swap. To avoid interruption of hedge accounting, the Company amended its interest rate swap agreement so that the critical terms of the swap will match those of the extended Term Note. See Note 10 (Interest Rate Swap) of the Notes to Unaudited Consolidated Financial Statements for more information.

The RLC had no outstanding balance as of June 30, 2019 and December 31, 2018. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. We are in process of renewing the RLC by September 2019 at similar terms as the expiring terms.
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
The Credit Facility requires compliance with three financial covenants: (i) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) maintain liquid assets equal to or greater than $20,000,000, including availability on RLC. At June 30, 2019 and December 31, 2018, we were in compliance with all financial covenants.
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
In 2013, we entered into a promissory note agreement, secured by real estate, with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $36,000 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note was $3,275,000 on June 30, 2019. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.

8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	June 30, 2019	December 31, 2018
Pension liability (Note 13)	$1,954	$2,148
Interest rate swap liability (Note 10)[1]	2,600	—
Supplemental executive retirement plan liability (Note 13)	7,669	7,750
Excess joint venture distributions and other	2,823	2,800
Total	$15,046	$12,698

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
The following is a summary of the Company's Performance Condition Grants as of the six months ended June 30, 2019:

Performance Condition Grants
Below threshold performance	—
Threshold performance	185,440
Target performance	420,412
Maximum performance	638,203

The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the six months ended June 30, 2019:

June 30, 2019
Stock Grants Outstanding Beginning of Period at Target Achievement	538,599
New Stock Grants/Additional Shares due to Achievement in Excess of Target	115,426
Vested Grants	(88,786)
Expired/Forfeited Grants	—
Stock Grants Outstanding End of Period at Target Achievement	565,239
The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of June 30, 2019 were $4,740,000 and 19 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, we determine based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust stock compensation costs according to the actual outcome of the performance condition.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter-end stock price.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Six Months Ended June 30,
Employee Plan:	2019	2018
Expensed	$1,311	$1,411
Capitalized	633	622
	1,944	2,033
NDSI Plan - Expensed	281	365
Total Stock Compensation Costs	$2,225	$2,398

10.     INTEREST RATE SWAP
In October 2014, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt). On June 21, 2019, the Company amended the interest rate swap agreement to continue to hedge a portion of our exposure to interest rate risk from the Term Note. The original hedging relationship was de-designated, and the amended interest rate swap was re-designated simultaneously. The amended interest rate swap qualified as an effective cash flow hedge at the initial assessment based upon a regression analysis. The contract, with a notional amount totaling $60.6 million at June 30, 2019, was recorded at fair value.
During the quarter ended June 30, 2019, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of June 30, 2019, the fair value of our interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. We had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of June 30, 2019 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Interest Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(2,600)	$60,639

11.     INCOME TAXES
For the six months ended June 30, 2019, the Company's income tax expense was $313,000 compared to $178,000 for the six months ended June 30, 2018. Effective tax rates were 27% and 29% for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had income tax receivables of $1,608,000. The Company classifies interest and penalties incurred on tax payments as income tax expense. During the six months ended June 30, 2019, the Company made income tax payments of $1,645,000. The Company did not record a provisional adjustment for the six months ended June 30, 2019.

12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments. During the six months ended June 30, 2019, the Company paid $7,383,000 for its water contracts and does not expect to make any more payments for the remainder of the year. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract. Our contractual obligation for future water payments was $255,613,000 as of June 30, 2019.
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
The Company exited a consulting contract during the second quarter of 2014 related to the Grapevine Development, or Grapevine project, and is obligated to pay an earned incentive fee at the time of successful receipt of litigated project entitlements and at a value measurement date five-years after litigated entitlements have been achieved for Grapevine. The final amount of the incentive fees will not be finalized until the future payment dates. The Company believes that net savings from exiting the contract over this future time period will more than offset the incentive payment costs.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At June 30, 2019 there were no additional improvement funds remaining from the West CFD bonds. There are $4,180,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2019 and future years. During 2019 the Company expects to pay approximately $2,570,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at June 30, 2019.
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
On April 25, 2019, the TUMSHCP Plaintiffs filed suit against the USFWS in the U.S. District Court for the Central District of California in Los Angeles (Case No. 2:19-CV-3322), or TUMSHCP Suit. The Company is presently not named as a party in the TUMSHCP Suit. The TUMSHCP Suit seeks to invalidate the TUMSHCP as it pertains to the protection of the California condor (an endangered species), as well as the ITP.
The primary allegations in the TUMSHCP Suit are that California condors or their habitat are “Traditional Cultural Properties” within the meaning of the National Historic Preservation Act (NHPA) and that the USFWS failed to adequately consult with affected Native American tribes or their representatives with respect to the impact of the TUMSHCP and ITP on these “Traditional Cultural Properties.”
Management considers the allegations in the TUMSHCP Suit to be beyond the scope of the law and regulations referenced in the TUMSHCP Suit, and believes that the issues raised by the TUMSHCP Plaintiffs were adequately addressed by USFWS during the consultation process with Native American tribes. The Company is supporting USFWS's efforts to vigorously defend this matter. On July 9, 2019, the Company filed a motion to intervene in this case, so that it could ensure its interests are protected. The Company also filed a motion to dismiss at that time seeking dismissal of the TUMSHCP Suit on the grounds that the TUMSHCP Plaintiffs lack standing and failed to file their action within the applicable statute of limitations. The USFWS also filed a motion to dismiss on July 9, 2019 on the grounds that the TUMSHCP Plaintiffs lack standing and that, as a matter of law, the California condor and its habitat do not constitute “traditional cultural properties” under NHPA.
For point of reference, the TUMSHCP Plaintiffs raised essentially the same arguments regarding the Native American consultation process and the California condor in state court litigation. In that litigation, the California Court of Appeal rejected the TUMSHCP Plaintiffs’ arguments as lacking merit. See Center for Biological Diversity, et al.v. Kern County, 2012 WL 1417682 (Case No. F061908). That state appellate court decision was issued on April 25, 2012.
As of June 30, 2019, the Company believes the TUMSHCP Suit does not impede on the ability to start or complete the development of MV development.
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
Summary and Status of Kern Water Bank Lawsuits
On June 3, 2010, the Central Delta and South Delta Water Agencies and several environmental groups, including CBD, or collectively, Central Delta Petitioners, filed a complaint in the Sacramento County Superior Court, or Central Delta Action, against the California Department of Water Resources, or DWR, Kern County Water Agency, or KCWA, and a number of “real parties in interest,” including the Company and TCWD.  The lawsuit challenges certain amendments to the SWP contracts that were originally approved in 1995, known as the Monterey Amendments. The Central Delta Petitioners sought to invalidate the DWR's approval of the Monterey Amendments and also the 2010 environmental impact report, or 2010 EIR, regarding the Monterey Amendments prepared pursuant to the California Environmental Quality Act, or CEQA, pertaining to the Kern Water Bank, or KWB. Pursuant to the Monterey Amendments, DWR transferred approximately 20,000 acres in Kern County owned by DWR, or KWB property, to the KCWA.

A separate but parallel lawsuit, or Central Delta II, was also filed by the Central Delta Petitioners in Kern County Superior Court on July 2, 2010, against KCWA, also naming the Company and TCWD as real parties in interest. Central Delta II challenged the validity of the transfer of the KWB property from the KCWA to the Kern Water Bank Authority, or KWBA. The petitioners in this case alleged that (i) the transfer of the KWB property by KCWA to the KWBA was an unconstitutional gift of public funds, and (ii) the consideration for the transfer of the KWB property to the KWBA was unconscionable and illusory. This case has been stayed pending the outcome of the Central Delta Action.
In addition, another lawsuit was filed in Kern County Superior Court on June 3, 2010, by two districts adjacent to the KWB, namely Rosedale Rio Bravo and Buena Vista Water Storage Districts, (collectively, the Rosedale Petitioners), asserting that the 2010 EIR did not adequately evaluate potential impacts arising from operations of the KWB, or Rosedale Action, but this lawsuit did not name the Company; it only named TCWD. TCWD has a contract right for water stored in the KWB and rights to recharge and withdraw water. This lawsuit was moved to the Sacramento County Superior Court.
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
On November 24, 2014, the Sacramento County Superior Court in the Central Delta Action issued a writ of mandate, or 2014 Writ, that required DWR to prepare a revised EIR (described herein as the 2016 EIR because it was certified in 2016) regarding the Monterey Amendments evaluating the potential operational impacts of the KWB. The 2014 Writ, as revised by the court, required DWR to certify the 2016 EIR and file the response to the 2014 Writ by September 28, 2016. On September 20, 2016, the Director of DWR (a) certified the 2016 EIR prepared by DWR, as in compliance with CEQA, (b) adopted findings, a statement of overriding considerations, and a mitigation, monitoring and reporting program as required by CEQA, (c) made a new finding pertaining to carrying out the Monterey Amendments through continued use and operation of the KWB by the KWBA, and (d) caused a notice of determination to be filed with the Office of Planning and Resources of the State of California on September 22, 2016. On September 28, 2016, DWR filed with the Sacramento County Superior Court its return to the 2014 Writ in the Central Delta Action.
On October 21, 2016, the Central Delta Petitioners and a new party, the Center for Food Safety, (CFS), (collectively, the CFS Petitioners), filed a new lawsuit in Sacramento County Superior Court, (the CFS Action), against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The CFS Action challenges DWR’s (i) certification of the 2016 EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. On October 2, 2017, the Sacramento County Superior Court issued a ruling that the court shall deny the CFS petition and shall discharge the 2014 Writ. The CFS Petitioners appealed the Sacramento County Superior Court judgment denying the CFS petition. The Third Appellate District of the Court of Appeal granted DWR’s motion to consolidate the CFS Action appeal for hearing with the pending appeals in the Central Delta Action. Briefing on all of the appeals and cross-appeals is now complete. At this time, we anticipate having a ruling from the Court of Appeal on these consolidated appeals of the CFS Action and the Central Delta Action sometime in 2019 or 2020.

Grapevine
On December 6, 2016, the Kern County Board of Supervisors unanimously granted entitlement approval for the Grapevine project. On January 5, 2017, the CBD, and the CFS, filed an action in Kern County Superior Court pursuant to CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of the 2016 approvals for the Grapevine project, including certification of the final EIR. The Company is named as real parties in interest in this action. The action alleges that the County failed to properly follow the procedures and requirements of CEQA, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, traffic, water supply and hydrology, growth inducing impacts, failure to adequately consider project alternatives and to provide support for the County’s findings and statement of overriding considerations in adopting the EIR and failure to adequately describe the environmental setting and project description. Petitioners sought to invalidate the County’s approval of the project, the environmental approvals and require the Company and the County to revise the environmental documentation.
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
On December 11, 2018, the court ruled that portions of the EIR required corrections and supplemental environmental analysis and ordered that the County rescind the Grapevine project approvals until such supplemental environmental analysis was completed. The court issued a final judgment consistent with its ruling on February 15, 2019 and, on March 12, 2019, the County rescinded the Grapevine project approvals. Following the County’s rescission of the Grapevine project approvals, the Company has filed new applications to re-entitle the Grapevine project, or re-entitlement. The re-entitlement application involves processing project approvals that are substantively similar to the Grapevine project that was unanimously approved by the Kern County Board of Supervisors in December 2016. As part of the re-entitlement, supplemental environmental analysis will be prepared to address the court’s ruling. Following a public comment and review period, the Kern County Planning Commission will hold a hearing to make a recommendation to the Kern County Board of Supervisors on the re-entitlement of the Grapevine project. Thereafter, the Kern County Board of Supervisors will hold a hearing to consider the supplemental environmental analysis and whether to act to approve the re-entitlement of the Grapevine project. We anticipate possible Kern County Board of Supervisors action will occur in late 2019. Following the Board of Supervisors’ action, further litigation could challenge the re-entitlement.

Centennial
On April 30, 2019 the Los Angeles County Board of Supervisors granted final entitlement approval for the Centennial project. On May 15, 2019 Climate Resolve filed an action in Los Angeles Superior Court (the Climate Resolve Action) pursuant to CEQA and the California Planning and Zoning Law, against the County of Los Angeles and the Los Angeles County Board of Supervisors (collectively, LA County) concerning the LA County’s granting of approvals for the Centennial project, including certification of the final environmental impact report and related findings (Centennial EIR); approval of associated general plan amendments; adoption of associated zoning; adoption of the Centennial Specific Plan; approval of a subdivision map for financing purposes; and adoption of a development agreement, among other approvals (collectively, the Centennial Approvals). Separately, on May 28, 2019 CBD and the California Native Plant Society (CNPS) filed an action in Los Angeles County Superior Court (the CBD/CNPS Action) against LA County; like the Climate Resolve Action, the CBD/CNPS Action also challenges the Centennial Approvals. The Company, its wholly owned subsidiary Tejon Ranchcorp, and Centennial Founders, LLC are named as real parties-in-interest in both the Climate Resolve Action and the CBD/CNPS Action.
The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. As of the date of this filing, there have been no substantive hearings on this matter, and neither LA County nor the real parties in interest have filed their responsive pleadings. The Company anticipates that these two cases may be consolidated before one judge for adjudication. The Climate Resolve Action and CBD/CNPS Action seek to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project.
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

13.    RETIREMENT PLANS
The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, (ERISA). In April 2017, the Company froze the Benefit Plan as it relates to future benefit accruals for participants. The Company contributed $165,000 to the Benefit Plan in 2019.

Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The new policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At June 30, 2019, the investment mix was approximately 65% equity, 34% debt, and 1% money market funds. At December 31, 2018, the investment mix was approximately 64% equity, 35% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted average discount rate used in determining the periodic pension cost is 4.2% in 2019 and 2018. The expected long-term rate of return on plan assets is 7.3% and 7.5% in 2019 and 2018, respectively. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement expense for the Benefit Plan was as follows:

	Six Months Ended June 30,
($ in thousands)	2019	2018
Earnings (cost) components:
Interest cost	$(194)	$(182)
Expected return on plan assets	262	292
Net amortization and deferral	(38)	(32)
Total net periodic pension earnings	$30	$78
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
The pension and retirement expense for the SERP was as follows:

	Six Months Ended June 30,
($ in thousands)	2019	2018
Cost components:
Interest cost	$(152)	$(128)
Net amortization and other	(32)	(32)
Total net periodic pension cost	$(184)	$(160)

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

Commercial
Commercial revenue consists of land sale revenues, land and building leases to tenants at our commercial retail developments, base and percentage rents from our PEF power plant lease, communication tower leases, and easement leases. The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Commercial revenues	$6,595	$2,189	$9,421	$4,343
Equity in earnings of unconsolidated joint ventures	1,971	652	2,847	819
Commercial revenues and equity in earnings of unconsolidated joint ventures	8,566	2,841	12,268	5,162
Commercial expenses	4,593	1,388	6,385	2,707
Operating results from commercial and unconsolidated joint ventures	$3,973	$1,453	$5,883	$2,455

Resort Residential
The resort/residential real estate development segment is actively involved in pursuing land entitlement both internally and through joint ventures. The segment incurs costs and expenses related to its development activities, but currently generates no revenue. The segment produced losses of $642,000 and $433,000 for the three months ended June 30, 2019 and 2018, and $1,290,000 and $848,000 for the six months ended June 30, 2019 and 2018, respectively.

Mineral Resources
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land and receives revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Mineral resources revenues	$660	$1,500	$6,792	$10,631
Mineral resources expenses	598	595	4,430	4,826
Operating results from mineral resources	$62	$905	$2,362	$5,805

Farming
Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Farming revenues	$886	$542	$1,701	$1,737
Farming expenses	825	1,191	2,423	3,029
Operating results from farming	$61	$(649)	$(722)	$(1,292)

Ranch Operations
The ranch operations segment consists of game management revenues and ancillary land uses such as grazing leases. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Ranch operations revenues	$805	$839	$1,694	$1,828
Ranch operations expenses	1,393	1,348	2,743	2,737
Operating results from ranch operations	$(588)	$(509)	$(1,049)	$(909)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of June 30, 2019 was $37,151,000. Equity in earnings from unconsolidated joint ventures was $2,847,000 for the six months ended June 30, 2019. The unconsolidated joint ventures have not been consolidated as of June 30, 2019, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $21,902,000 as of June 30, 2019.

•
Majestic Realty Co. – Majestic Realty Co. (Majestic), is a privately-held developer and owner of master planned business parks throughout the United States. The Company has formed three 50/50 joint ventures with Majestic to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint ventures. The Company and Majestic guarantee the performance of all outstanding debt.

◦
In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. We anticipate construction will be completed in 2019, and plan to deliver the space in the fourth quarter of 2019 to a tenant that will occupy 67% of the building. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $14,588,000 as of June 30, 2019. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The land contribution met the criteria of a land sale under ASC Topic 606, "Revenue from Contracts with Customers." As such, the Company recognized profit of $1,533,000 and deferred $1,532,000 of profit in accordance with ASC Topic 323, "Investment - Equity Method and Joint Ventures" on the date the land was contributed. The Company's investment in this joint venture was $5,954,000 as of June 30, 2019.

◦
TRC-MRC 2, LLC was formed to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 that was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $24,738,000 as of June 30, 2019. Since its inception, we have received excess distributions resulting in a deficit balance of $2,554,000. In accordance with the applicable accounting guidance, we reclassified excess distributions to Other Liabilities within our Consolidated Balance Sheets. We will continue to record equity in earnings as a debit to the investment account and if it were to become positive, we would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize the liability as income.

◦
TRC-MRC 1, LLC was formed to develop and operate a 480,480 square foot industrial building at TRCC-East. The facility is currently leased to Dollar General and L’Oréal USA, the largest subsidiary of L’Oréal. Since its inception, we have received excess distributions resulting in a deficit balance of $261,000. In accordance with the applicable accounting guidance, we reclassified excess distributions to Other Liabilities within our Consolidated Balance Sheets. We will continue to record equity in earnings as a debit to the investment account and if it were to become positive, we would reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $24,811,000 was outstanding as of June 30, 2019.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At June 30, 2019, the Company’s combined equity investment balance in these three joint ventures was $9,295,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres of our land and are part of an agreement for the potential development of up to 500 acres of land in TRCC that are tied to a Foreign Trade Zone designation. The Company owns a 50% interest in each of the joint ventures. Currently, the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General, which has now been extended to July 2022, and includes an option for an additional three years. The Five West Parcel LLC joint venture currently has an outstanding term loan with a balance of $8,903,000 that matures on May 5, 2022. The Company and Rockefeller guarantee up to 25% of the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 63.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed in of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a credit agreement with a financial institution for $52,000,000 that, as of June 30, 2019, had an outstanding balance of $45,855,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, (CFL), is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company, (Lewis), and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE beginning in 2009, and the Company was determined to be the primary beneficiary. As a result, CFL is now consolidated into our financial statements. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement, whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed Lewis' entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $11,039,000. On December 31, 2018, CFL and CalAtlantic entered a Redemption and Withdrawal Agreement, whereby CalAtlantic irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed CalAtlantic's entire interest for no consideration. As a result, the noncontrolling interest balance was reduced by $13,172,000. At June 30, 2019, the Company owned 92.41% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.

Unaudited condensed statement of operations for the three and six months ended June 30, 2019 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of June 30, 2019 and December 31, 2018 are as follows:

	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$31,394	$30,384	$3,923	$1,957	$2,354	$1,174
Five West Parcel, LLC	736	698	240	226	120	112
18-19 West, LLC	4	3	(26)	(26)	(13)	(13)
TRCC/Rock Outlet Center, LLC[1]	1,313	2,032	(1,334)	(1,259)	(667)	(629)
TRC-MRC 1, LLC	766	139	26	(101)	13	(50)
TRC-MRC 2, LLC	996	979	328	115	164	58
Total	$35,209	$34,235	$3,157	$912	$1,971	$652

Centennial Founders, LLC	$114	$(76)	$28	$(194)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.4 million as of June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$56,800	$55,061	$5,793	$2,844	$3,476	$1,706
Five West Parcel, LLC	1,420	1,395	411	417	206	208
18-19 West, LLC	7	6	(54)	(53)	(27)	(26)
TRCC/Rock Outlet Center, LLC[1]	3,211	3,507	(2,119)	(2,354)	(1,060)	(1,177)
TRC-MRC 1, LLC	1,502	139	21	(102)	11	(51)
TRC-MRC 2, LLC	1,980	1,957	482	317	241	159
Total	$64,920	$62,065	$4,534	$1,069	$2,847	$819

Centennial Founders, LLC	$236	$11	$92	$(212)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.9 million and $0.8 million as of June 30, 2019 and 2018, respectively.

	June 30, 2019				December 31, 2018
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$74,642	$(15,285)	$57,170	$21,902	$69,096	$(15,283)	$51,377	$18,426
Five West Parcel, LLC	15,083	(8,903)	6,162	2,896	15,157	(9,173)	5,751	2,691
18-19 West, LLC	4,660	—	4,652	1,756	4,654	—	4,654	1,783
TRCC/Rock Outlet Center, LLC	72,146	(45,855)	25,412	4,643	75,194	(46,826)	27,531	5,702
TRC-MRC 1, LLC	29,322	(24,811)	4,024	—	29,692	(25,030)	4,018	—
TRC-MRC 2, LLC	20,007	(24,738)	(7,242)	—	20,362	(25,014)	(5,763)	—
TRC-MRC 3, LLC	23,607	(14,588)	6,054	5,954	—	—	—	—
Total	$239,467	$(134,180)	$96,232	$37,151	$214,155	$(121,326)	$87,568	$28,602

Centennial Founders, LLC	$95,115	$—	$94,779	***	$93,840	$—	$93,188	***

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields, prices and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations and other future events and conditions. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,”

“plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process.” In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, weather, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons, including those described above and in the section entitled “Risk Factors” in this report and our most recent Annual Report on Form 10-K.
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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California. Our mixed use master planned residential developments have been, or are in the process of being, approved or re-approved, to collectively include up to 34,783 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on Mountain Village at Tejon Ranch (MV). We are working with Kern County on re-entitlement efforts by preparing supplemental environmental documentation for Grapevine at Tejon Ranch, or Grapevine. On April 30, 2019, the Los Angeles County Board of Supervisors gave final approval to the specific plan for Centennial. The specific plan includes 19,333 residential units and more than 10.1 million square feet of commercial space. We are currently engaged in entitlement, construction, commercial sales and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. All of these efforts are supported by diverse revenue streams generated from other operations, including commercial real estate, farming, mineral resources, ranch operations, and our various joint ventures.
Our Business
We currently operate in five reporting segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
Activities within the commercial/industrial real estate segment include: entitling, planning, and permitting of land for development; construction of infrastructure; construction of pre-leased buildings; construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment generates revenues from land sales, building and land lease activities, power plant leases, communications leases, and landscape maintenance services. The primary commercial/industrial development is TRCC. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
We are also involved in multiple joint ventures with several partners that help us expand our commercial/industrial business activities within TRCC:

•
Our joint venture with TravelCenters of America, or TA/Petro, owns and operates two travel and truck stop facilities, and also operates five separate gas stations with convenience stores and fast food restaurants within TRCC-West and TRCC-East.

•	Three joint ventures with Rockefeller Development Group, or Rockefeller:

◦	Five West Parcel LLC owns a 606,000 square foot building in TRCC-West that is fully leased;

◦	18-19 West LLC owns 63.5 acres of land for future development within TRCC-West;

◦	TRCC/Rock Outlet Center LLC operates the Outlets at Tejon, a net leasable 326,000 square foot shopping experience in TRCC-East;

•	Three joint ventures with Majestic Realty Co., or Majestic, to develop, manage, and operate industrial buildings within TRCC:

◦	TRC-MRC 1, LLC was formed to develop and operate a 480,480 square foot industrial building in TRCC-East, which was completed during 2017 and is fully leased;

◦	TRC-MRC 2, LLC owns a 651,909 square foot building in TRCC-West that is fully leased;

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

•
MV encompasses a total of 26,417 acres, of which 5,082 acres will be used for the mixed-use development that will include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and more than 21,335 acres of open space. The tentative tract map for the first four phases of residential development has also been approved.

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
Our mineral resources segment generates revenues from oil and gas royalty leases, rock and aggregate mining leases, a lease with National Cement Company of California Inc., and water sales.

The farming segment produces revenues from the sale of wine grapes, almonds, and pistachios.
Lastly, the ranch operations segment consists of game management revenues and ancillary land uses such as grazing leases and filming.
For the first six months of 2019 we had net income attributable to common stockholders of $826,000 compared to $460,000 for the first six months of 2018. The leading drivers for this increase were a $2,028,000 increase in equity in earnings of unconsolidated joint ventures resulting from an increase in our share of earnings from the TA/Petro joint venture, and a $1,400,000 improvement in commercial profit, which was primarily driven by $1,533,000 in profit recognized on a land contribution to the Company's TRC-MRC 3 joint venture. The above increases were partially offset by a $3,839,000 decrease for our mineral resources revenue resulting from fewer water sale opportunities in 2019 and lower prices as a result of an increase in California State Water Project, or SWP, water allocation due to above average winter rain and snow fall.
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
Critical Accounting Policies
The preparation of our interim financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and judgments that affect the reported amounts for assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimates that are likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, capitalization of costs, allocation of costs related to land sales and leases, stock compensation, our future ability to utilize deferred tax assets, and defined benefit retirement plan. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the six months ended June 30, 2019, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Commercial revenues
Pastoria Energy Facility	$934	$877	$57	6%
TRCC Leasing	416	429	(13)	(3)%
TRCC management fees and reimbursements	359	187	172	92%
Commercial leases	152	185	(33)	(18)%
Communication leases	226	297	(71)	(24)%
Landscaping and other	195	214	(19)	(9)%
Land sale	4,313	—	4,313	100%
Total commercial revenues	$6,595	$2,189	$4,406	201%
Total commercial expenses	$4,593	$1,388	$3,205	231%
Operating income from commercial/industrial	$2,002	$801	$1,201	150%

•
Commercial/industrial real estate segment revenues were $6,595,000 for the three months ended June 30, 2019, an increase of $4,406,000, or 201%, from $2,189,000 for the three months ended June 30, 2018. The increase is primarily attributed to $4,313,000 in land sale revenues associated with a land contribution to TRC-MRC 3 as discussed in Note 15 (Investment in Unconsolidated and Consolidated Joint Ventures). TRCC management fees and reimbursements also increased by $172,000 or 92% for the three months ended June 30, 2019 as a result of management fees earned related to the ongoing development and construction activity within TRC-MRC 3.

•
Commercial/industrial real estate segment expenses were $4,593,000 for the three months ended June 30, 2019, an increase of $3,205,000, or 231%, from $1,388,000 for the three months ended June 30, 2018. This increase is attributed to an increase in land cost of sales of $2,780,000 resulting from the land contribution to TRC-MRC 3 discussed above. Lastly we experienced a $476,000 increases in Tejon-Castac Water District, or TCWD, fixed water assessments.

	Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Commercial revenues
Pastoria Energy Facility	$2,399	$1,901	$498	26%
TRCC Leasing	868	836	32	4%
TRCC management fees and reimbursements	594	400	194	49%
Commercial leases	319	345	(26)	(8)%
Communication leases	472	481	(9)	(2)%
Landscaping and other	456	380	76	20%
Land sale	4,313	—	4,313	100%
Total commercial revenues	$9,421	$4,343	$5,078	117%
Total commercial expenses	$6,385	$2,707	$3,678	136%
Operating income from commercial/industrial	$3,036	$1,636	$1,400	86%

•
Commercial/industrial real estate segment revenues were $9,421,000 for the first six months of 2019, an increase of $5,078,000, or 117%, from $4,343,000 for the first six months of 2018. The increase is primarily attributed to a $4,313,000 increase in land sales revenues as discussed previously. Other factors contributing to improved revenues include improved spark spread revenues from the Pastoria Energy Facility of $498,000, or 26%, resulting from higher than expected 2018 spark spread estimates. Lastly, there was an increase in TRCC management fees and reimbursements of $194,000 for the same reasons discussed previously.

•
Commercial/industrial real estate segment expenses were $6,385,000 during the first six months of 2019, an increase of $3,678,000, or 136%, from $2,707,000 during the first six months of 2018. This increase is primarily attributed to increased land cost of sales of $2,780,000 and TCWD fixed water assessments of $690,000 as discussed previously.

For the three and six months ended June 30, 2019, we had no leases that expired, nor did we have any material lease renewals.
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
We believe that the FTZ and EDIP, along with our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We continue to expand our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company is in the process of constructing a 579,040 square foot distribution facility with Majestic. The Company and Majestic have successfully leased 67% of this distribution facility prior to its completion, with the tenant taking occupancy in the fourth quarter of 2019. This new construction is building on the success in 2018 of fully leasing a 480,000 square foot building to Dollar General and to SalonCentric, L’Oréal USA’s professional salon distribution operation, in a partnership with Majestic.
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
During the quarter ended June 30, 2019, vacancy rates in the Inland Empire fell 30 basis points to 3.4%, the lowest rate on record. Construction completions totaled only 3.3 million square feet in the quarter ended June 30, 2019, which is below the 5.4 million square feet typically added per quarter. The low vacancy rates have led to a year-over-year increase in lease rates of 15.2% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During the quarter ended June 30, 2019, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, dropped 20 basis points to 1.3%. Rents remain at an all-time high and have well surpassed the previous peak seen in 2007. Average asking rents increased 10.1% year over year. Vacancies may rise in future quarters as new industrial space is delivered to the market. Conditions remain tight and tenants are finding it difficult to find space that meets their needs. Demand for industrial space in this market will also continue to be driven by domestic and global consumption levels. As industrial vacancy rates are at historic lows, industrial users seeking larger spaces are having to go further north into neighboring Kern County and particularly, TRCC, which has attracted increased attention as market conditions continue to tighten.
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
The actual timing and completion of development is difficult to predict due to the uncertainties of the market. Infrastructure development and marketing activities and costs could continue over several years as we develop our land holdings. We will also continue to evaluate land resources to determine the highest and best uses for our land holdings. Future land sales are dependent on market circumstances and specific opportunities. Our goal in the future is to increase land value and create future revenue growth through planning and development of commercial and industrial properties.
Real Estate – Resort/Residential:
We are in the preliminary stages of property development for this segment; hence, no revenues or profits are attributed to this segment.
Resort/residential real estate segment expenses were $642,000 for the three months ended June 30, 2019, an increase of $209,000, or 48%, from $433,000 for the three months ended June 30, 2018. The increase is primarily attributed to higher professional services of $299,000 incurred during the three months ended June 30, 2019, partially offset by lower payroll and stock compensation of $96,000. We expect to see continual increase in professional services throughout the remainder of the year.
Resort/residential real estate segment expenses were $1,290,000 for the first six months of 2019, an increase of $442,000, or 52%, from $848,000 for the first six months of 2018. The increase is primarily attributed to higher professional services, pertaining to marketing research, of $551,000 incurred during the first three months of 2019, partially offset by a decrease in stock compensation-related costs of $219,000.
Most of the expenditures and capital investment to be incurred within our resort/residential real estate segment will continue to focus on the following:

•
For Centennial, the Los Angeles County Board of Supervisors gave final approval to the specific plan on April 30, 2019. The specific plan for Centennial includes 19,333 residential units and more than 10.1 million square feet of commercial space. The Company is working with the County of Los Angeles and the Los Angeles County Board of Supervisors to address the recently filed action in Los Angeles Superior Court. See Note 12 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements for further discussion.

•
For Grapevine, in December 2018, the Kern County Superior Court ruled that portions of the environmental impact report required corrections and ordered that Kern County rescind the Grapevine project approvals until such supplemental environmental analysis was completed. The Company is working on filing new applications to re-entitle the Grapevine project.

•
For MV, we have a fully entitled project and received approval of Tentative Tract Map 1 for our first four phases of development. The timing of the MV development in the coming years will depend on the strength of both the economy and the real estate market, including both primary and second home markets. In moving the project forward, we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans, as well as defining the possible capital funding sources for this development. Over the next several years, we expect to explore funding opportunities for the future development of MV. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Mineral resources revenues
Oil and gas	$437	$623	$(186)	(30)%
Cement	520	477	43	9%
Rock aggregate	297	344	(47)	(14)%
Exploration leases	25	—	25	100%
Water Sales	(1,046)	—	(1,046)	(100)%
Reimbursables and other	427	56	371	663%
Total mineral resources revenues	$660	$1,500	$(840)	(56)%
Total mineral resources expenses	$598	$595	$3	1%
Operating income from mineral resources	$62	$905	$(843)	(93)%

•
Mineral resources segment revenues were $660,000 for the three months ended June 30, 2019, a decrease of $840,000, or 56%, from $1,500,000 for the three months ended June 30, 2018. The primary contributor of this decrease was a water sales price adjustment of $1,046,000. The revenues were earned during the three months ended March 31, 2019 based on our best estimate of the SWP allocation. However, based on contractual terms of the sale, an adjustment to the price per acre-foot was made during the second quarter. Royalties earned from oil and gas leases decreased $186,000, primarily driven by lower production, for the three months ended June 30, 2019 compared with the same period in 2018. The above decreases were partially offset by improved tenant reimbursements of $371,000 associated with property taxes and water turnout usage.

•	Mineral resources segment expenses were $598,000 for the three months ended June 30, 2019, representing a de minimis increase of $3,000 when compared to the same period in 2018.

	Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Mineral resources revenues
Oil and gas	$992	$1,161	$(169)	(15)%
Cement	816	828	(12)	(1)%
Rock aggregate	505	546	(41)	(8)%
Exploration leases	51	—	51	100%
Water Sales	3,980	7,992	(4,012)	(50)%
Reimbursables and other	448	104	344	331%
Total mineral resources revenues	$6,792	$10,631	$(3,839)	(36)%
Total mineral resources expenses	$4,430	$4,826	$(396)	(8)%
Operating income from mineral resources	$2,362	$5,805	$(3,443)	(59)%

•
Mineral resources segment revenues were $6,792,000 for the first six months of 2019, a decrease of $3,839,000, or 36%, from $10,631,000 for the first six months of 2018. The decrease is primarily attributed to decreased water sales revenue of $4,012,000, or 50%. California, during the winter of 2019, experienced above average rain and snow fall, which not only reduced water sales opportunities but impacted pricing.

•
Mineral resources segment expenses were $4,430,000 for the first six months of 2019, a decrease of $396,000, or 8%, when compared to the same period in 2018. The decrease in expenses is primarily associated with decreased water cost of sales of $485,000 as a result of the reduced 2019 water sales opportunities discussed above.

As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. Water sales opportunities for the remainder of 2019 will be limited because of above average winter rain and snow fall which increased the SWP water allocation to 75% and it is anticipated that the allocation may be increased again later in 2019.
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

Farming:

	Three Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Farming revenues
Almonds	$319	$250	$69	28%
Pistachios	391	41	350	854%
Wine grapes	10	—	10	100%
Hay	114	(76)	190	(250)%
Other	52	327	(275)	(84)%
Total farming revenues	$886	$542	$344	63%
Total farming expenses	$825	$1,191	$(366)	(31)%
Operating loss from farming	$61	$(649)	$710	109%

•
Farming segment revenues were $886,000 for the three months ended June 30, 2019, an increase of $344,000, or 63%, from $542,000 when compared to the same period in 2018. The changes are primarily attributed to:

◦
For the quarter ended June 30, 2019, the Company sold 140,000 pounds of pistachios compared to 38,000 pounds for the same period last year resulting in a $350,000 or 854% increase in pistachio revenues for the three months ended June 30, 2019 when compared with the same period in 2018.

◦	Hay revenues increased $190,000, or 250%.

◦	Offsetting the above increases were reductions in other revenues of $275,000, or 84%, resulting from reduced water usage reimbursements from a farm land tenant.

◦	The Company did not sell any almonds during the quarter. However it received $309,000 in insurance proceeds associated with prior year crop damage.

•
Farming segment expenses were $825,000 for the three months ended June 30, 2019, a decrease of $366,000, or 31%, from $1,191,000 when compared to the same period in 2018. The decrease in farming expenses is attributed to the following:

◦	Almond cost of sales decreased $200,000 as a result of not having any almond sales.

◦	Because the 2019 winter had above average rain and snow fall, the Company's water holding costs decreased $109,000.

	Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Farming revenues
Almonds	$695	$1,174	$(479)	(41)%
Pistachios	645	84	561	668%
Wine grapes	10	—	10	100%
Hay	236	11	225	2,045%
Other	115	468	(353)	(75)%
Total farming revenues	$1,701	$1,737	$(36)	(2)%
Total farming expenses	$2,423	$3,029	$(606)	(20)%
Operating loss from farming	$(722)	$(1,292)	$570	(44)%

•
Farming segment revenues were $1,701,000 for the first six months of 2019, a decrease of $36,000, or 2%, from $1,737,000 when compared to the same period in 2018. The changes are primarily attributed to:

◦
Almond revenues decreased $479,000 resulting from fewer units of prior year, carryforward crop sold. By comparison the Company sold 170,000 and 412,000 pounds of prior year, carryover crop as of June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had 156,000 pounds of unsold carryover almond inventory.

◦	Other revenues decreased $353,000, resulting from a $298,000 decrease in water usage reimbursements from a farm land tenant.

◦
2018 pistachio crop yields exceeded 4,000,000 pounds, representing a record high for the Company. The Company carried over 558,000 pounds of inventory into 2019 and has since sold 280,000 pounds, resulting in a $561,000 increase in revenues over prior year, partially offsetting the above mentioned decreases.

•
Farming segment expenses were $2,423,000 for the first six months of 2019, a decrease of $606,000, or 20%, from $3,029,000 when compared to the same period in 2018. The change in farming expenses is attributed to the following:

◦	Almond cost of sales decreased $677,000 as a result of the reduced almond sales discussed above.

Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar, which makes U.S. exports more expensive and decreases demand for the products we produce. The low value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets. When compared to 2018, the U.S. dollar has weakened in the first quarter of 2019 and strengthened in the second quarter of 2019 against the Chinese Yuan, whereas the Euro remains consistent. The full potential impact of an increasing U.S. dollar to our pricing and revenue is not known at this time. Additionally, increase in tariffs from China and India, which are major customers of almonds and pistachios, could make American products less competitive and push customers to switch to another producing country.

Weather conditions can impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We experienced extended heavier rain fall and colder temperatures during the almond bloom period when compared to the 2017-2018 winter, which may impact final production numbers. In addition, 2019 is an alternative bearing year for our pistachio trees, and as such a lower than average crop is anticipated, especially when compared to the record high yields in 2018.
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

Ranch Operations:

	Three Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Ranch Operations revenues
Game Management and other [1]	$385	$438	$(53)	(12)%
Grazing	420	401	19	5%
Total Ranch Operations revenues	$805	$839	$(34)	(4)%
Total Ranch Operations expenses	$1,393	$1,348	$45	3%
Operating loss from Ranch Operations	$(588)	$(509)	$(79)	16%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•
Ranch operations revenues were $805,000 for the three months ended June 30, 2019, a decrease of $34,000, or 4%, from $839,000 for the same period in 2018. The decrease is primarily attributed to reduced hunting membership revenues of $89,000, partially offset by an increase in filming location revenues of $48,000.

•
Ranch operations expenses were $1,393,000 for the three months ended June 30, 2019, an increase of $45,000, or 3%, from $1,348,000 for the same period in 2018. The drivers of the increase were increased supply costs, marketing expenses, fees, and vehicle fuel costs of $20,000, $18,000, $12,000 and $9,000, respectively, partially offset by decreases in payroll and overhead of $27,000.

	Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Ranch Operations revenues
Game Management and other [1]	$882	$1,021	$(139)	(14)%
Grazing	812	807	5	1%
Total Ranch Operations revenues	$1,694	$1,828	$(134)	(7)%
Total Ranch Operations expenses	$2,743	$2,737	$6	—%
Operating loss from Ranch Operations	$(1,049)	$(909)	$(140)	15%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•
Ranch operations revenues were $1,694,000 for the first six months of 2019, a decrease of $134,000, or 7%, from $1,828,000 for the same period in 2018. The decrease is primarily attributed to reduced hunting membership revenues of $167,000 offset by a $45,000 increase in filming location revenues.

•	Ranch operations expenses stayed consistent at $2,743,000 for the first six months of 2019, when compared with $2,737,000 for the same period in 2018.

Corporate and Other:
Corporate general and administrative costs were $2,290,000 for the three months ended June 30, 2019, a decrease of $174,000, or 7%, from $2,464,000 for the same period in 2018. The decrease is primarily attributed to decreases in fees of $114,000.
Corporate general and administrative costs were $4,764,000 for the first six months of 2019, a decrease of $432,000, or 8%, from $5,196,000 for the same period in 2018. The decrease is primarily attributed to a decreases in fees of $131,000, depreciation and amortization of $107,000, and an increase in capitalized payroll and stock compensation of $187,000.

Joint Ventures:

	Three Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,354	$1,174	$1,180	101%
Five West Parcel, LLC	120	112	8	7%
18-19 West, LLC	(13)	(13)	—	—%
TRCC/Rock Outlet Center, LLC	(667)	(629)	(38)	6%
TRC-MRC 1, LLC	13	(50)	63	(126)%
TRC-MRC 2, LLC	164	58	106	183%
Total equity in earnings	$1,971	$652	$1,319	202%

•
There was a $1,180,000 increase in our share of earnings from our TA/Petro joint venture for the three months ended June 30, 2019 when compared with the same period in 2018. The increase was driven by improved fuel margins.

•
Our share of earnings from our TRC-MRC 2 joint venture increased $106,000, or 183% for the three month ended June 30, 2019 as a result of the complete amortization of intangible assets in the first quarter of 2019, in contrast the prior year had three months of amortization.

	Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$3,476	$1,706	$1,770	104%
Five West Parcel, LLC	206	208	(2)	(1)%
18-19 West, LLC	(27)	(26)	(1)	4%
TRCC/Rock Outlet Center, LLC	(1,060)	(1,177)	117	(10)%
TRC-MRC 1, LLC	11	(51)	62	(122)%
TRC-MRC 2, LLC	241	159	82	52%
Total equity in earnings	$2,847	$819	$2,028	248%

•
There was a $1,770,000 increase in our share of earnings from our TA/Petro joint venture for the first six months of 2019 when compared with the same period in 2018. The increase was driven by improved fuel margins.

•
Our share of earnings from our TRC-MRC 2 joint venture increased $82,000, or 52% for the six months ended June 30, 2019 as a result of the complete amortization of intangible assets in the first quarter of 2019, in contrast the prior year had six months of amortization.

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

Income Taxes
For the six months ended June 30, 2019, the Company had net income tax expense of $313,000 compared to $178,000 for the six months ended June 30, 2018. The effective tax rates approximated 27% and 29% for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, income tax receivables were $1,608,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses.

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
Our cash, cash equivalents and marketable securities totaled $60,006,000 at June 30, 2019, a decrease of $19,651,000 from $79,657,000 as of December 31, 2018.
The following table shows our cash flow activities for the six months ended June 30,

(in thousands)	2019	2018
Operating activities	$(1,278)	$4,558
Investing activities	$(8,282)	$(10,792)
Financing activities	$(2,843)	$(3,262)
Operating Activities
During the first six months of 2019, the Company's operations used $1,278,000. The primary drivers were $5,153,000 used for agricultural activities used to grow our current year crop and $1,516,000 used to pay off current liabilities including accounts payable. The outflows were partially offset by $8,286,000 in receivable collections. When compared to the prior year, the decrease in cash flows is attributed to fewer water sales and the timing of payable payments and accounts receivable collections.
During the first six months of 2018, our operations generated $4,558,000 in cash largely due to water sales and the collection of accounts receivable offset by the buildup of inventoried crop costs.
Investing Activities
During the first six months of 2019 investing activities used $8,282,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $12,581,000 which includes predevelopment activities for our master planned communities, consisting of general planning and permitting of $1,813,000 for MV; expenditures relating to re-entitlement and litigation of $1,788,000 for Grapevine, and costs related to obtaining final approval of the specific plan for Centennial of $2,244,000. At TRCC, we spent $4,249,000 on water treatment infrastructure improvements, general planning, and the construction of a new commercial multi-tenant building. Within our farming segment, we spent $1,937,000 developing new almond orchards and replacing machinery and equipment. Also within investing activities, we had investment security maturities of $26,793,000 of which we reinvested $19,110,000. Lastly, the Company used $3,560,000 to acquire long-term water assets.

During the first six months of 2018, investing activities used $10,792,000 of cash, in part, as a result of $10,386,000 in capital expenditures. Capital expenditures, inclusive of capitalized interest and payroll, include predevelopment activities for our master planned communities which include tentative tract maps and planning and design for Farm Village totaling $2,086,000 for MV; expenditures relating to regulatory permits and litigation of $1,188,000 for Grapevine, and costs related to approval of the specific plan for Centennial of $1,913,000. At TRCC, we spent $2,723,000 on water treatment facility improvements and water infrastructure improvements and planning. Within our farming segment, we spent $2,061,000 replacing old machinery and equipment along with developing new almond orchards. We also purchased marketable securities and water for $17,959,000 and $2,659,000, respectively. Our capital outlays were offset by distributions from unconsolidated joint ventures of $373,000, Community Facilities District, or CFD reimbursements of $1,385,000 and proceeds from maturity of marketable securities of $18,455,000.
As we move forward, we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments.
Our estimated capital investment for the remainder of 2019 is primarily related to our real estate projects. These estimated investments include approximately $4,622,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to invest approximately $1,279,000 to continue the development of new almond orchards and replacing farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $9,706,000 for land planning, re-entitlement activities, litigation related to entitlement approvals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2019.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2019 and 2018, was $1,395,000 and $1,479,000, respectively and is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $1,665,000 and $2,073,000 for the six months ended June 30, 2019 and 2018, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first six months of 2019, financing activities used $2,843,000 to service long-term debt of $1,999,000 and tax payments on vested share grants of $844,000.
During the first six months of 2018, financing activities used $3,262,000 in cash primarily for servicing long-term debt of $2,033,000 and tax payments on vested share grants of $1,063,000.
It is difficult to accurately predict cash flows due to the nature of our businesses and fluctuating economic conditions. Our earnings and cash flows will be affected from period to period by the commodity nature of our farming and mineral operations, the timing of sales and leases of property within our development projects, and the beginning of development within our residential projects. The timing of sales and leases within our development projects is difficult to predict due to the time necessary to complete the development process and negotiate sales or lease contracts. Often, the timing aspect of land development can lead to particular years or periods having more or less earnings than comparable periods. Based on our experience, we believe we will have adequate cash flows, cash balances, and availability on our line of credit (discussed below) over the next twelve months to fund internal operations. As we move forward with the completion of the litigation, permitting and engineering design for our master planned communities and prepare to move into the development stage, we will need to secure additional funding through the issuance of equity and secure other forms of financing such as joint ventures and possibly debt financing.
We continuously evaluate our short-term and long-term capital investment needs. Based on the timing of capital investments, we may supplement our current cash, marketable securities, and operational funding sources through the sale of common stock and the incurrence of additional debt.
Capital Structure and Financial Condition
At June 30, 2019, total capitalization at book value was $498,975,000, consisting of $63,914,000 of debt and $435,061,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 12.8%.
The Company has a Term Note and a Revolving Line of Credit Note (collectively, the Credit Facility) with Wells Fargo. The Credit Facility adds a $70,000,000 term loan, or Term Loan, to the existing $30,000,000 revolving line of credit, or RLC. Funds from the Term Loan were used to finance the Company's purchase of DMB TMV LLC's interest in MV in 2014.
The Term Loan had a $60,639,000 balance as of June 30, 2019. The interest rate per annum applicable to the Term Loan is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the term of the Term Note has been fixed through the use of an interest rate swap at a rate of 4.11%. The Term Loan requires monthly amortization payments pursuant to a schedule set forth in the Term Note, with the final outstanding principal amount due October 5, 2024. The Company may make voluntary prepayments on the Term Loan at any time without penalty (excluding any applicable LIBOR or interest rate swap breakage costs). Each optional prepayment will be applied to reduce the most remote principal payment then unpaid. The Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The Company is in the process of refinancing the Term Note. The interest on the loan will be based on LIBOR plus a margin and the maturity date will be extended to June 5, 2029. The interest rate for the extended Term Note has been fixed at 4.16% through an interest rate swap. See Note 10 (Interest Rate Swap) in Notes to Unaudited Consolidated Financial Statements for further discussion.
The RLC had no outstanding balance as of June 30, 2019 and December 31, 2018. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in September 2019), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary. We are in process of renewing the RLC by September 2019 at similar terms as the expiring terms.
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
The Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At June 30, 2019 and December 31, 2018, we were in compliance with the financial covenants.

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
We also have a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of June 30, 2019 was $3,275,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from ongoing operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt or draw downs against our line of credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of additional common stock.
On April 25, 2019, we renewed our shelf registration statement on Form S-3, which went effective in May 2019. Under the shelf registration statement, we may offer and sell in the future one or more offerings of, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding needs of the Company.
At June 30, 2019, we had $60,006,000 in cash and securities and had $30,000,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2019, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$255,613	$9,091	$18,527	$19,175	$208,820
Long-term debt	63,914	4,093	8,728	9,538	41,555
Interest on long-term debt	11,392	2,529	4,531	3,776	556
Cash contract commitments	13,913	11,704	1,138	—	1,071
Defined Benefit Plan	3,844	137	567	646	2,494
SERP	5,066	264	1,042	1,022	2,738
Tejon Ranch Conservancy	2,000	400	1,600	—	—
Financing fees	163	163	—	—	—
Total contractual obligations	$355,905	$28,381	$36,133	$34,157	$257,234
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
As discussed in Note 13 (Retirement Plans) of the Notes to Unaudited Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. We contributed $165,000 to our defined benefit plan in 2019.

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
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of June 30, 2019, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of June 30, 2019.
At June 30, 2019, aggregate outstanding debt of unconsolidated joint ventures was $134,180,000. We provided a guarantee on $118,895,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of June 30, 2019, do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,285,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Net income (loss)	$709	$(1,013)	$833	$442
Net income (loss) attributable to non-controlling interest	2	(16)	7	(18)
Net income (loss) attributable to common stockholders	707	(997)	826	460
Interest, net
Consolidated	(329)	(346)	(678)	(629)
Our share of interest expense from unconsolidated joint ventures	730	554	1,468	1,056
Total interest, net	401	208	790	427
Income taxes	218	(348)	313	178
Depreciation and amortization:
Consolidated	1,047	1,149	2,136	2,220
Our share of depreciation and amortization from unconsolidated joint ventures	1,025	1,135	2,134	2,053
Total depreciation and amortization	2,072	2,284	4,270	4,273
EBITDA	3,398	1,147	6,199	5,338
Stock compensation expense	825	828	1,592	1,776
Adjusted EBITDA	$4,223	$1,975	$7,791	$7,114

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Net operating income	2019	2018	2019	2018
Pastoria Energy Facility	$934	$877	$2,399	$1,901
TRCC	405	357	696	715
Communication leases	226	296	460	470
Other commercial leases	145	186	302	344
Total Commercial/Industrial net operating income	$1,710	$1,716	$3,857	$3,430

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Commercial/Industrial operating income	$2,002	$801	$3,036	$1,636
Plus: Commercial/Industrial depreciation and amortization	144	182	288	331
Plus: General, administrative, cost of sales and other expenses	4,432	1,135	5,896	2,243
Less: Other revenues including land sales	(4,868)	(402)	(5,363)	(780)
Total Commercial/Industrial net operating income	$1,710	$1,716	$3,857	$3,430

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Net income of unconsolidated joint ventures	$3,157	$912	$4,534	$1,069
Interest expense of unconsolidated joint ventures	1,425	1,078	2,867	2,052
Operating income of unconsolidated joint ventures	4,582	1,990	7,401	3,121
Depreciation and amortization of unconsolidated joint ventures	1,926	2,118	4,019	3,844
Net operating income of unconsolidated joint ventures	$6,508	$4,108	$11,420	$6,965

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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which was for $60,639,000 as of June 30, 2019 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan as of June 30, 2019 was $3,275,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At June 30, 2019
(In thousands except percentage data)

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets:
Marketable securities	$24,609	$30,999	$898	$—	$—	$—	56,506	$56,501
Weighted average interest rate	2.07%	2.18%	2.06%	—%	—%	—%	2.13%
Liabilities:
Long-term debt ($4.75M note)	$146	$302	$315	$328	$343	$1,841	$3,275	$3,275
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$1,871	$3,881	$4,051	$4,221	$4,429	$42,186	$60,639	$60,639
Weighted average interest rate	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

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
Commodity Price Exposure
Farming inventories and accounts receivables are exposed to adverse price fluctuations. Farming inventories consists of farming cultural and processing costs associated with crop production. Farming inventory costs are recorded as incurred. Historically, these costs have been recovered through crop sales occurring after harvest.

With respect to accounts receivables, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $2,590,000 of accounts receivable outstanding at June 30, 2019, $1,464,000, or 57%, is at risk to changing prices. Of the amount at risk to changing prices, $857,000 is attributable to pistachios and $607,000 is attributable to almonds.
The price estimated for the remaining accounts receivable for pistachios recorded at June 30, 2019 was $2.01 per pound, unchanged from the $2.01 per pound at December 31, 2018. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $4,300. Although the final price per pound of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $2.00 to $4.25. With respect to almonds, the price estimated for the remaining receivable was $2.36 per pound, as compared to $2.62 per pound at December 31, 2018. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $2,300. The range of final prices over the last three years for almonds has ranged from $2.58 to $3.67 per pound.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.

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

TEJON RANCH CO.

August 1, 2019	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2019	/s/ Robert D. Velasquez
Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)