Form 10-Q
period 2019-09-30
TEJON RANCH CO
filed 2019-11-07
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the Company’s outstanding shares of Common Stock on October 31, 2019 was 26,048,952.

TEJON RANCH CO. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Real estate - commercial/industrial	$2,620	$2,445	$12,041	$6,788
Mineral resources	1,559	1,355	8,351	11,986
Farming	4,602	10,836	6,303	12,573
Ranch operations	876	796	2,570	2,624
Total revenues	9,657	15,432	29,265	33,971
Costs and Expenses:
Real estate - commercial/industrial	1,968	1,678	8,353	4,385
Real estate - resort/residential	582	471	1,872	1,319
Mineral resources	576	574	5,006	5,400
Farming	5,979	6,541	8,402	9,570
Ranch operations	1,260	1,353	4,003	4,090
Corporate expenses	1,760	2,100	6,524	7,296
Total expenses	12,125	12,717	34,160	32,060
Operating (loss) income	(2,468)	2,715	(4,895)	1,911
Other Income:
Investment income	294	351	972	980
Other income (loss), net	19	(16)	67	(40)
Total other income	313	335	1,039	940
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(2,155)	3,050	(3,856)	2,851
Equity in earnings of unconsolidated joint ventures, net	2,199	1,592	5,046	2,411
Income before income tax expense	44	4,642	1,190	5,262
Income tax expense	7	1,155	320	1,333
Net income	37	3,487	870	3,929
Net loss attributable to non-controlling interest	(10)	(1)	(3)	(19)
Net income attributable to common stockholders	$47	$3,488	$873	$3,948
Net income per share attributable to common stockholders, basic	$—	$0.13	$0.03	$0.15
Net income per share attributable to common stockholders, diluted	$—	$0.13	$0.03	$0.15

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$37	$3,487	$870	$3,929
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities	59	47	443	(323)
Unrealized (loss) gain on interest rate swap	(1,195)	449	(3,888)	2,305
Other comprehensive (loss) income before taxes	(1,136)	496	(3,445)	1,982
Benefit (provision) for income taxes related to other comprehensive income items	239	(104)	723	(416)
Other comprehensive (loss) income	(897)	392	(2,722)	1,566
Comprehensive (loss) income	(860)	3,879	(1,852)	5,495
Comprehensive loss attributable to non-controlling interests	(10)	(1)	(3)	(19)
Comprehensive (loss) income attributable to common stockholders	$(850)	$3,880	$(1,849)	$5,514
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,113	$15,908
Marketable securities - available-for-sale	47,423	63,749
Accounts receivable	4,091	10,876
Inventories	5,790	2,618
Prepaid expenses and other current assets	3,558	3,348
Total current assets	69,975	96,499
Real estate and improvements - held for lease, net	18,771	18,953
Real estate development (includes $103,527 at September 30, 2019 and $100,311 at December 31, 2018, attributable to Centennial Founders, LLC, Note 15)	297,879	283,385
Property and equipment, net	46,424	46,086
Investments in unconsolidated joint ventures	42,177	28,602
Net investment in water assets	54,363	51,832
Deferred tax assets	1,952	1,229
Other assets	2,219	2,462
TOTAL ASSETS	$533,760	$529,048

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,744	$6,037
Accrued liabilities and other	4,498	3,575
Deferred income	1,922	2,863
Revolving line of credit	5,000	—
Current maturities of long-term debt	4,137	4,018
Total current liabilities	19,301	16,493
Long-term debt, less current portion	58,625	61,780
Long-term deferred gains	5,185	3,405
Other liabilities	16,223	12,698
Total liabilities	99,334	94,376
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,041,530 at September 30, 2019 and 25,972,080 at December 31, 2018	13,021	12,986
Additional paid-in capital	338,091	336,520
Accumulated other comprehensive loss	(7,579)	(4,857)
Retained earnings	75,520	74,647
Total Tejon Ranch Co. Stockholders’ Equity	419,053	419,296
Non-controlling interest	15,373	15,376
Total equity	434,426	434,672
TOTAL LIABILITIES AND EQUITY	$533,760	$529,048
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$870	$3,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,562	3,284
Amortization of premium/discount of marketable securities	(80)	57
Equity in earnings of unconsolidated joint ventures, net	(5,046)	(2,411)
Non-cash retirement plan expense	230	123
Non-cash profits recognized from land contribution	(1,667)	—
Loss on sale of property plant and equipment	—	94
Deferred income taxes	—	1
Stock compensation expense	1,930	2,601
Excess tax benefit from stock-based compensation	52	18
Distribution of earnings from unconsolidated joint ventures	—	4,800
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	3,656	(6,784)
Current liabilities, net	(2,952)	3,117
Net cash provided by operating activities	555	8,829
Investing Activities
Maturities and sales of marketable securities	37,274	24,558
Funds invested in marketable securities	(20,425)	(23,451)
Real estate and equipment expenditures	(19,195)	(16,183)
Reimbursement proceeds from Community Facilities District	—	1,385
Investment in unconsolidated joint ventures	(3,100)	—
Distribution of equity from unconsolidated joint ventures	487	1,835
Investments in long-term water assets	(3,553)	(2,659)
Net cash used in investing activities	(8,512)	(14,515)
Financing Activities
Borrowings of short-term debt	5,000	—
Repayments of long-term debt	(2,994)	(3,018)
Rights offering costs	—	(166)
Taxes on vested stock grants	(844)	(1,063)
Net cash provided by (used in) financing activities	1,162	(4,247)
Decrease in cash and cash equivalents	(6,795)	(9,933)
Cash and cash equivalents at beginning of period	15,908	20,107
Cash and cash equivalents at end of period	$9,113	$10,174

Non-cash investing activities
Accrued capital expenditures included in current liabilities	$191	$347
Contribution to unconsolidated joint venture[1]	$5,854	$—
Long term deferred profit on land contribution[1]	$1,532	$—

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

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2019	26,033,402	$13,017	$337,870	$(6,682)	$75,473	$419,678	$15,383	$435,061
Net income (loss)	—	—	—	—	47	47	(10)	37
Other comprehensive loss	—	—	—	(897)	—	(897)	—	(897)
Restricted stock issuance	8,128	4	(4)	—	—	—	—	—
Stock compensation	—	—	225	—	—	225	—	225
Shares withheld for taxes and tax benefit of vested shares	—	—	—	—	—	—	—	—
Balance, September 30, 2019	26,041,530	$13,021	$338,091	$(7,579)	$75,520	$419,053	$15,373	$434,426

Balance, June 30, 2018	25,952,943	$12,976	$321,307	$(4,090)	$70,852	$401,045	$28,550	$429,595
Net income (loss)	—	—	—	—	3,488	3,488	(1)	3,487
Other comprehensive income	—	—	—	392	—	392	—	392
Restricted stock issuance	7,319	4	(3)	—	—	1	—	1
Stock compensation	—	—	1,015	—	—	1,015	—	1,015
Balance, September 30, 2018	25,960,262	$12,980	$322,319	$(3,698)	$74,340	$405,941	$28,549	$434,490
See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except shares outstanding)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
Net income	—	—	—	—	873	873	(3)	870
Other comprehensive loss	—	—	—	(2,722)	—	(2,722)	—	(2,722)
Restricted stock issuance	114,599	57	(57)	—	—	—	—	—
Stock compensation	—	—	2,450	—	—	2,450	—	2,450
Shares withheld for taxes and tax benefit of vested shares	(45,149)	(22)	(822)	—	—	(844)	—	(844)
Balance, September 30, 2019	26,041,530	$13,021	$338,091	$(7,579)	$75,520	$419,053	$15,373	$434,426

Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
Net income (loss)	—	—	—	—	3,948	3,948	(19)	3,929
Other comprehensive income	—	—	—	1,566	—	1,566	—	1,566
Rights offering costs	—	—	(166)	—	—	(166)	—	(166)
Restricted stock issuance	110,907	56	(55)	—	—	1	—	1
Stock compensation	—	—	3,413	—	—	3,413	—	3,413
Shares withheld for taxes and tax benefit of vested shares	(45,418)	(23)	(1,040)	—	—	(1,063)	—	(1,063)
Balance, September 30, 2018	25,960,262	$12,980	$322,319	$(3,698)	$74,340	$405,941	$28,549	$434,490

See accompanying notes.

TEJON RANCH CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The summarized information of Tejon Ranch Co. and its subsidiaries (the Company or Tejon), provided pursuant to Part I, Item 1 of Form 10-Q, is unaudited and reflects all adjustments which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.
The periods ending September 30, 2019 and 2018 include the consolidation of Centennial Founders, LLC’s statement of operations within the resort/residential real estate development segment and statements of cash flows. The Company’s September 30, 2019 and December 31, 2018 balance sheets and statements of changes in equity and noncontrolling interests are presented on a consolidated basis, including the consolidation of Centennial Founders, LLC.
The Company has identified five reportable segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. Information for the Company’s reportable segments are presented in its Consolidated Statements of Operations. The Company’s reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. The Company uses segment profit or loss and equity in earnings of unconsolidated joint ventures as the primary measures of profitability to evaluate operating performance and to allocate capital resources.
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

The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements. The Company's implementation efforts include, but are not limited to, identifying key interpretive issues, assessing its policies and processes, and evaluating related control activities to determine if modifications or enhancements may be required. The Company's accounts receivable balance is primarily composed of crop receivables. Based on historical experience with current customers and periodic credit evaluations of their financial conditions, the Company believes its credit risk is minimal. With regards to marketable securities, as the Company limits its investment to securities with investment grade ratings from Moody's or Standard and Poor's, and it generally does not sell securities before recovery of their amortized cost basis, the Company does not expect this ASU to have any material impact on its accounting of marketable securities.
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
Disclosure Simplification
In July 2019, the FASB issued ASU No. 2019-07, "Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)." This ASU clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a significant impact on the Company’s consolidated financial statements and disclosures.

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
The Accounting Standards Codification Topic 842: Leases, or ASC Topic 842, became effective on January 1, 2019. The Company adopted the new standards using the modified retrospective method on January 1, 2019. The optional transition method was elected during this transition, and comparative information is not restated and will continue to be reported under the legacy guidance. The Company also elected the package of practical expedients and will account for its existing leases under the new guidance without reassessing its prior conclusions of lease identification, lease classification and initial direct costs.
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
Lessor Impact:
The Company elected the land easement practical expedient upon adoption of the new guidance and is thus permitted to continue its current accounting policy for land easements that exist or expired before the effective date of the adoption. As of the adoption date, the Company evaluates new or modified land easements under ASC Topic 842.
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
The Company does not expect significant differences in the timing and pattern of revenue recognition under the new lease guidance for all existing leases from the lessor's perspective. For new leases originated after the adoption date, the Company expects to capitalize less initial direct cost, as the definition of initial direct cost is narrower under the new guidance. Certain costs, such as legal costs incurred, were eligible for capitalization under the legacy guidance, but are no longer eligible for capitalization under the new standards. The amounts capitalized as legal costs have been de minimis in the past and would not have a material impact to the results of operations.
Derivatives and Hedging
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting model and allows entities to better portray the economics of their risk management activities in their financial statements. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as hedged item. The Company adopted ASU No. 2017-12 on January 1, 2019 using a modified retrospective approach. The Company utilizes an interest rate swap to hedge its exposure to variable interest rate associated with borrowings based on London Interbank Offered Rate (LIBOR). The Company does not expect the transition away from LIBOR to impact the designation of the interest rate swap. The interest rate swap is designated as a cash flow hedge, and the hedge has been highly effective since inception. Therefore, no cumulative effective adjustment of previously recognized ineffectiveness was required to be recorded as a result of adopting this new guidance. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of shares outstanding:
Common stock	26,041,353	25,959,546	26,022,022	25,941,243
Common stock equivalents	195,957	20,881	194,699	31,716
Diluted shares outstanding	26,237,310	25,980,427	26,216,721	25,972,959

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

($ in thousands)		September 30, 2019		December 31, 2018
Marketable Securities:	Fair Value Hierarchy	Cost	Fair Value	Cost	Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$748	$747	$250	$248
with unrecognized losses for more than 12 months		805	804	3,861	3,812
with unrecognized gains		2,299	2,305	—	—
Total Certificates of deposit	Level 1	3,852	3,856	4,111	4,060
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		6,615	6,611	3,112	3,105
with unrecognized losses for more than 12 months		2,659	2,658	23,564	23,415
with unrecognized gains		14,058	14,076	3	4
Total U.S. Treasury and agency notes	Level 2	23,332	23,345	26,679	26,524
Corporate notes
with unrecognized losses for less than 12 months		2,003	2,002	13,696	13,665
with unrecognized losses for more than 12 months		1,670	1,669	12,542	12,431
with unrecognized gains		13,466	13,493	—	—
Total Corporate notes	Level 2	17,139	17,164	26,238	26,096
Municipal notes
with unrecognized losses for less than 12 months		—	—	2,994	2,982
with unrecognized losses for more than 12 months		—	—	4,116	4,087
with unrecognized gains		3,046	3,058	—	—
Total Municipal notes	Level 2	3,046	3,058	7,110	7,069
		$47,369	$47,423	$64,138	$63,749
The Company evaluates its securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, the Company's intention not to sell the security, and the Company's assessment as to whether it is not more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. The Company will then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss, which is recognized through other comprehensive income. At September 30, 2019, the fair market value of investment securities was $54,000 above their cost basis. The Company’s gross unrealized holding gains equaled $63,000 and gross unrealized holding losses equaled $9,000. The Company has determined that any unrealized losses in the portfolio were temporary as of September 30, 2019. As of September 30, 2019, the adjustment to accumulated other comprehensive loss reflected an improvement in market value of $443,000, including estimated taxes of $93,000.

The following tables summarize the maturities, at par, of marketable securities as of:

	September 30, 2019
($ in thousands)	2019	2020	2021	Total
Certificates of deposit	$1,801	$2,049	$—	$3,850
U.S. Treasury and agency notes	9,235	13,641	500	23,376
Corporate notes	2,558	14,185	400	17,143
Municipal notes	1,050	2,000	—	3,050
	$14,644	$31,875	$900	$47,419

	December 31, 2018
($ in thousands)	2019	2020	2021	Total
Certificates of deposit	$2,311	$1,799	$—	$4,110
U.S. Treasury and agency notes	17,574	9,174	—	26,748
Corporate notes	18,671	7,150	400	26,221
Municipal notes	5,111	2,000	—	7,111
	$43,667	$20,123	$400	$64,190
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.

4.     REAL ESTATE

($ in thousands)	September 30, 2019	December 31, 2018
Real estate development
Mountain Village	$141,035	$137,571
Centennial	103,527	100,311
Grapevine	33,823	31,175
Tejon Ranch Commerce Center	19,494	14,328
Real estate development	297,879	283,385

Real estate and improvements - held for lease
Tejon Ranch Commerce Center	21,435	21,327
Less accumulated depreciation	(2,664)	(2,374)
Real estate and improvements - held for lease, net	$18,771	$18,953

5.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County and by Tejon-Castac Water District (TCWD) in Kern Water Banks.

The Company has also have secured State Water Project, or SWP, entitlement under long-term SWP water contracts within the Tulare Lake Basin Water Storage District and the Dudley-Ridge Water District, totaling 3,444 acre-feet of SWP entitlement annually, subject to SWP allocations. These contracts extend through 2035 and have been transferred to AVEK for use in the Antelope Valley. In 2013, the Company acquired a contract to purchase water that obligates the Company to purchase 6,693 acre-feet of water each year from Nickel Family, LLC, or Nickel, a California limited liability company that is located in Kern County.
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
Water revenues and cost of sales were as follows ($ in thousands):

	September 30, 2019	September 30, 2018
Acre-Feet Sold	4,445	7,442

Revenues	$3,980	$7,992
Cost of sales	3,187	3,679
Profit	$793	$4,313
The costs assigned to water assets held for future use were as follows ($ in thousands):

	September 30, 2019	December 31, 2018
Banked water and water for future delivery	$25,265	$24,597
Transferable water	2,921	36
Total water held for future use at cost	$28,186	$24,633

Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	September 30, 2019		December 31, 2018
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$12,203	$(4,112)	$12,203	$(3,860)
Nickel water rights	18,740	(3,800)	18,740	(3,320)
Tulare Lake Basin water rights	5,857	(2,711)	5,857	(2,421)
	$36,800	$(10,623)	$36,800	$(9,601)
Net cost of purchased water contracts	26,177		27,199
Total cost water held for future use	28,186		24,633
Net investments in water assets	$54,363		$51,832

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

(in acre-feet, unaudited)	September 30, 2019	December 31, 2018
Water held for future use
Company water bank	50,349	48,826
Transferable water	2,904	500
Total water held for future use	53,253	49,326
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water owned by Company	60,877	52,547
Total purchased water contracts	92,310	83,980
Total water held for future use and purchased water contracts	145,563	133,306
The Company entered into a Water Supply Agreement with Pastoria Energy Facility, L.L.C. (PEF) in 2015. PEF is a current lessee under a power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from the Company up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from the Company in any year but is required to pay the Company an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2019 is $1,120 per acre-foot, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.

6.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consists of the following:

($ in thousands)	September 30, 2019	December 31, 2018
Accrued vacation	$793	$761
Accrued paid personal leave	424	416
Accrued bonus	1,834	2,071
Property tax payable	1,043	—
Other	404	327
	$4,498	$3,575

7.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consists of the following:

($ in thousands)	September 30, 2019	December 31, 2018
Revolving line of credit	$5,000	$—
Notes payable	62,919	65,901
Other borrowings	—	14
Total short-term and long-term debt	$67,919	$65,915
Less: line-of-credit and current maturities of long-term debt	(9,137)	(4,018)
Less: deferred loan costs	(157)	(117)
Long-term debt, less current portion	$58,625	$61,780
In August 2019, the Company amended the Term Note (Amended Term Note) and extended its maturity to June 5, 2029. The Amended Term Note had an outstanding balance of $59,717,000 as of September 30, 2019, whereas the Term Note had an outstanding balance of $62,483,000 as of December 31, 2018. The interest rate per annum applicable to the Amended Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note has been fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note requires monthly amortization payments, with the outstanding principal amount due June 5, 2029. The Amended Term Note is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
In August 2019, the Company increased the capacity of the Revolving Line of Credit, or RLC, to $35,000,000 from $30,000,000 and extended the maturity to October 5, 2024. The RLC had an outstanding balance of $5,000,000 as of September 30, 2019 and no outstanding balance as of December 31, 2018. The outstanding balance at September 30, 2019 was paid off during October 2019. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Note and RLC, collectively the Amended Credit Facility, requires compliance with three financial covenants: (i) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) maintain liquid assets equal to or greater than $20,000,000, including availability on RLC. At September 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.
The Amended Credit Facility also contains customary negative covenants that limit the ability of the Company to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, or incur liens on any assets.
The Amended Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the Amended Credit Facility; bankruptcy and insolvency; and a change in control without consent of the bank (which consent will not be unreasonably withheld). The Amended Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.
In 2013, Tejon entered into a promissory note agreement, secured by real estate, with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $36,000 ending on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The current balance on the note was $3,202,000 on September 30, 2019. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.

8.     OTHER LIABILITIES
Other liabilities consist of the following:

($ in thousands)	September 30, 2019	December 31, 2018
Pension liability (Note 13)	$1,939	$2,148
Interest rate swap liability (Note 10)[1]	3,795	—
Supplemental executive retirement plan liability (Note 13)	7,628	7,750
Excess joint venture distributions and other	2,861	2,800
Total	$16,223	$12,698

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

9.     STOCK COMPENSATION - RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS
The Company’s stock incentive plans provide for the making of awards to employees based upon a service condition or through the achievement of performance-related objectives. The Company has issued three types of stock grant awards under these plans: restricted stock with service condition vesting; performance share grants that only vest upon the achievement of specified performance conditions, such as corporate cash flow goals, or Performance Condition Grants; and performance share grants that include threshold, target, and maximum achievement levels based on the achievement of specific performance measures, or Performance Milestone Grants. The Company has also granted performance share grants that contain both performance-based and market-based conditions. Compensation cost for these awards is recognized based on either the achievement of the performance-based conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions will result in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions do not result in a reversal of previously recognized share-based compensation expense.
The following is a summary of the Company's Performance Condition Grants as of the nine months ended September 30, 2019:

Performance Condition Grants
Below threshold performance	—
Threshold performance	185,440
Target performance	420,412
Maximum performance	638,203
The following is a summary of the Company’s stock grant activity, both time and performance share grants, assuming target achievement for outstanding performance grants for the nine months ended September 30, 2019:

September 30, 2019
Stock Grants Outstanding Beginning of Period at Target Achievement	538,599
New Stock Grants/Additional Shares due to Achievement in Excess of Target	160,471
Vested Grants	(88,786)
Expired/Forfeited Grants	(92,565)
Stock Grants Outstanding End of Period at Target Achievement	517,719

The unamortized cost associated with unvested stock grants and the weighted average period over which it is expected to be recognized as of September 30, 2019 were $3,985,000 and 17 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to a maximum, the Company determined based on historic and projected results, the probability of (1) achieving the performance objective and (2) the level of achievement. Based on this information, the Company determines the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, the Company estimates whether the performance condition will be met and over what period of time. Ultimately, the Company will adjust stock compensation costs according to the actual outcome of the performance condition.
Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director receives his or her annual compensation in stock. The stock is granted at the end of each quarter based on the quarter-end stock price.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee Plan, and NDSI Plan for the following periods:

($ in thousands)	Nine Months Ended September 30,
Employee Plan:	2019	2018
Expensed	$1,523	$2,072
Capitalized	520	812
	2,043	2,884
NDSI Plan - Expensed	407	529
Total Stock Compensation Costs	$2,450	$3,413

10.     INTEREST RATE SWAP
In October 2014, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to LIBOR under the Term Note as discussed in Note 7 (Line of Credit and Long-Term Debt). On June 21, 2019, the Company amended the interest rate swap agreement to continue to hedge a portion of its exposure to interest rate risk from the Term Note, and, subsequently, the Amended Term Note. The original hedging relationship was de-designated, and the amended interest rate swap was re-designated simultaneously. The amended interest rate swap qualified as an effective cash flow hedge at the initial assessment based upon a regression analysis and is recorded at fair value.
During the quarter ended September 30, 2019, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of September 30, 2019, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of September 30, 2019 ($ in thousands):

Effective Date	Maturity Date	Fair Value Hierarchy	Interest Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(3,795)	$59,717

11.     INCOME TAXES
For the nine months ended September 30, 2019, the Company's income tax expense was $320,000 compared to $1,333,000 for the nine months ended September 30, 2018. Effective tax rates were 27% and 25% for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had income tax receivables of $256,000. The Company classifies interest and penalties incurred on tax payments as income tax expense. During the nine months ended September 30, 2019, the Company made income tax payments of $1,645,000. The Company did not record a provisional adjustment for the nine months ended September 30, 2019.

12.     COMMITMENTS AND CONTINGENCIES
The Company's land is subject to water contracts with minimum annual payments. During the nine months ended September 30, 2019, the Company paid $8,794,000 related to these water contracts. The Company does not expect to make any more payments for the remainder of 2019. These water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 5 (Long-Term Water Assets), the Company purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates the Company to purchase 6,693 acre-feet of water annually through the term of the contract. Contractual obligations for future water payments was $250,219,000 as of September 30, 2019.
The Company is obligated to make payments of approximately $800,000 per year through 2021 to the Tejon Ranch Conservancy as prescribed in the Conservation Agreement entered into with five major environmental organizations in 2008. Advances to the Tejon Ranch Conservancy are dependent on the occurrence of certain events and their timing and are therefore subject to change in amount and period. These amounts paid will be capitalized in real estate development for the Centennial, Grapevine and Mountain Village, or MV, projects.
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At September 30, 2019 there were no additional improvement funds remaining from the West CFD bonds. There are $4,180,000 in improvement funds within the East CFD bonds for reimbursement of public infrastructure costs during 2019 and future years. During 2019 the Company expects to pay approximately $2,570,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at September 30, 2019.
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
On April 25, 2019, the TUMSHCP Plaintiffs filed suit against the USFWS in the U.S. District Court for the Central District of California in Los Angeles (Case No. 2:19-CV-3322), or TUMSHCP Suit. While the Company was not initially named as a party in the TUMSHCP Suit, it brought a motion to intervene, which the court granted. The TUMSHCP Suit seeks to invalidate the TUMSHCP as it pertains to the protection of the California condor (an endangered species), as well as the ITP.
The primary allegations in the TUMSHCP Suit are that California condors or their habitat are “Traditional Cultural Properties” within the meaning of the National Historic Preservation Act (NHPA) and that the USFWS failed to adequately consult with affected Native American tribes or their representatives with respect to the impact of the TUMSHCP and ITP on these “Traditional Cultural Properties.”
Management considers the allegations in the TUMSHCP Suit to be beyond the scope of the law and regulations referenced in the TUMSHCP Suit, and believes that the issues raised by the TUMSHCP Plaintiffs were adequately addressed by USFWS during the consultation process with Native American tribes. The Company is supporting USFWS's efforts to vigorously defend this matter. On August 13, 2019 the Company filed a motion seeking dismissal of the TUMSHCP Suit on the grounds that the TUMSHCP Plaintiffs lack standing and failed to file their action within the applicable statute of limitations. The USFWS also filed a motion to dismiss on the grounds that the TUMSHCP Plaintiffs lack standing and that, as a matter of law, the California condor and its habitat do not constitute “traditional cultural properties” under NHPA. On October 16, 2019, the court issued an order granting the Company’s motion to dismiss the TUMSHCP Suit; the court held that the TUMSHCP Plaintiffs had not alleged facts establishing standing to challenge the USFWS’s consultation process under NHPA. That same day in a separate minute order, the court also ruled that the USFWS’s motion to dismiss was moot, based on granting the Company’s motion to dismiss. The court gave the TUMSHCP Plaintiffs fourteen days to amend their pleadings. On October 30, 2019, the TUMSHCP Plaintiffs filed an amended complaint in response to the court’s order; the amended complaint filed by the TUMSHCP Plaintiffs attempts to assert standing to raise the claims alleged in the TUMSHCP Suit; the Company and the UFSW are reviewing this amended complaint and have until November 13 (unless extension is sought) to file a responsive pleading.
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

As of September 30, 2019, the Company believes the TUMSHCP Suit does not impede on the ability to start or complete the development of MV development.
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
Appellate briefing began in 2019 and is scheduled to continue into the first quarter of 2020. Notwithstanding the appeals, the parties, with assistance from the Court have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the Physical Solution, consistent with the Judgment.

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

On October 21, 2016, the Central Delta Petitioners and a new party, the Center for Food Safety, (CFS), (collectively, the CFS Petitioners), filed a new lawsuit in Sacramento County Superior Court, (the CFS Action), against DWR and naming a number of real parties in interest, including KWBA and TCWD (but not including the Company). The CFS Action challenges DWR’s (i) certification of the 2016 EIR, (ii) compliance with the 2014 Writ and CEQA, and (iii) finding concerning the continued use and operation of the KWB by KWBA. On October 2, 2017, the Sacramento County Superior Court issued a ruling that the court shall deny the CFS petition and shall discharge the 2014 Writ. The CFS Petitioners appealed the Sacramento County Superior Court judgment denying the CFS petition. The Third Appellate District of the Court of Appeal granted DWR’s motion to consolidate the CFS Action appeal for hearing with the pending appeals in the Central Delta Action. Briefing on all of the appeals and cross-appeals is now complete. At this time, the Company anticipates having a ruling from the Court of Appeal on these consolidated appeals of the CFS Action and the Central Delta Action sometime in 2020.
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

On December 11, 2018, the court ruled that portions of the EIR required corrections and supplemental environmental analysis and ordered that the County rescind the Grapevine project approvals until such supplemental environmental analysis was completed. The court issued a final judgment consistent with its ruling on February 15, 2019 and, on March 12, 2019, the County rescinded the Grapevine project approvals. Following the County’s rescission of the Grapevine project approvals, the Company filed new applications to re-entitle the Grapevine project, or re-entitlement. The re-entitlement application involves processing project approvals that are substantively similar to the Grapevine project that was unanimously approved by the Kern County Board of Supervisors in December 2016. As part of the re-entitlement, supplemental environmental analysis has been prepared to address the court’s ruling. Following a public comment and review period, the Kern County Planning Commission will hold a hearing to make a recommendation to the Kern County Board of Supervisors on the re-entitlement of the Grapevine project. Thereafter, the Kern County Board of Supervisors will hold a hearing to consider the supplemental environmental analysis and whether to act to approve the re-entitlement of the Grapevine project. The Company anticipates possible Kern County Board of Supervisors action will occur in late 2019 or early 2020. Following the Board of Supervisors’ action, further litigation could challenge the re-entitlement.
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
The Climate Resolve Action and the CBD/CNPS Action collectively allege that LA County failed to properly follow the procedures and requirements of CEQA and the California Planning and Zoning Law. The Climate Resolve Action and the CBD/CNPS Action have been deemed “related” and have been consolidated for adjudication before the judge presiding over the Climate Resolve Action. As of the date of this filing, there have been no substantive hearings on this matter, and neither LA County nor the real parties in interest have filed their responsive pleadings. The Climate Resolve Action and CBD/CNPS Action seek to invalidate the Centennial Approvals and require LA County to revise the environmental documentation related to the Centennial project.
Proceedings Incidental to Business
From time to time, the Company is involved in other proceedings incidental to its business, including actions relating to employee claims, real estate disputes, contractor disputes and grievance hearings before labor regulatory agencies.

The outcome of these other proceedings is not predictable. However, based on current circumstances, the Company does not believe that the ultimate resolution of these other proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows either individually or in the aggregate.

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
Benefit Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The policy's strategy seeks to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g., stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Benefit Plan's funded status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as the funded status improves. At September 30, 2019, the investment mix was approximately 65% equity, 34% debt, and 1% money market funds. At December 31, 2018, the investment mix was approximately 64% equity, 35% debt, and 1% money market funds. Equity investments comprise of value, growth, large cap, small cap and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted average discount rate used in determining the periodic pension cost is 4.2% in 2019 and 2018. The expected long-term rate of return on plan assets is 7.3% and 7.5% in 2019 and 2018, respectively. The long-term rate of return on Benefit Plan assets is based on the historical returns within the plan and expectations for future returns.
Total pension and retirement expense for the Benefit Plan was as follows:

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Earnings (cost) components:
Interest cost	$(291)	$(273)
Expected return on plan assets	393	438
Net amortization and deferral	(57)	(48)
Total net periodic pension earnings	$45	$117

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
The pension and retirement expense for the SERP was as follows:

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Cost components:
Interest cost	$(228)	$(192)
Net amortization and other	(48)	(48)
Total net periodic pension cost	$(276)	$(240)
14.    REPORTING SEGMENTS AND RELATED INFORMATION
The Company currently operate in five reporting segments: commercial/industrial real estate development, resort/residential real estate development, mineral resources, farming, and ranch operations. For further details of the revenue components within each reporting segment, see Results of Operations by Segment in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Real estate - Commercial/Industrial
Commercial/Industrial revenue consists of land sale revenues, land and building leases to tenants at the Company's commercial retail developments, base and percentage rents from the PEF power plant lease, communication tower leases, and easement leases. The following table summarizes revenues, expenses and operating income from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Commercial revenues	$2,620	$2,445	$12,041	$6,788
Equity in earnings of unconsolidated joint ventures	2,199	1,592	5,046	2,411
Commercial revenues and equity in earnings of unconsolidated joint ventures	4,819	4,037	17,087	9,199
Commercial expenses	1,968	1,678	8,353	4,385
Operating results from commercial and unconsolidated joint ventures	$2,851	$2,359	$8,734	$4,814

Real Estate - Resort/Residential
The Resort/Residential real estate development segment is actively involved in pursuing land entitlement and development process both internally and through joint ventures. The segment incurs costs and expenses related to land management activities on land held for future development, but currently generates no revenue. The segment generates losses of $582,000 and $471,000 for the three months ended September 30, 2019 and 2018, and $1,872,000 and $1,319,000 for the nine months ended September 30, 2019 and 2018, respectively.

Mineral Resources
The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from the Company's land and receives revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Mineral resources revenues	$1,559	$1,355	$8,351	$11,986
Mineral resources expenses	576	574	5,006	5,400
Operating results from mineral resources	$983	$781	$3,345	$6,586
Farming
Farming segment revenues include the sale of almonds, pistachios, wine grapes, and hay. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Farming revenues	$4,602	$10,836	$6,303	$12,573
Farming expenses	5,979	6,541	8,402	9,570
Operating results from farming	$(1,377)	$4,295	$(2,099)	$3,003

Ranch Operations
The ranch operations segment consists of game management revenues and ancillary land uses such as grazing leases. The following table summarizes revenues, expenses and operating results from this segment for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Ranch operations revenues	$876	$796	$2,570	$2,624
Ranch operations expenses	1,260	1,353	4,003	4,090
Operating results from ranch operations	$(384)	$(557)	$(1,433)	$(1,466)

15.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures as of September 30, 2019 was $42,177,000. Equity in earnings from unconsolidated joint ventures was $5,046,000 for the nine months ended September 30, 2019. The unconsolidated joint ventures have not been consolidated as of September 30, 2019, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – Petro Travel Plaza Holdings LLC is an unconsolidated joint venture with TravelCenters of America that develops and manages travel plazas, gas stations, convenience stores, and fast food restaurants throughout TRCC. The Company has 50% of the voting rights but participates in 60% of all profits and losses. The Company does not control the investment due to having only 50% of the voting rights. The Company's partner is the managing partner and performs all of the day-to-day operations and has significant decision-making authority over key business components such as fuel inventory and pricing at the facilities. The Company's investment in this joint venture was $24,145,000 as of September 30, 2019.

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

◦
In November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building located within TRCC-East. The Company anticipates construction will be completed in the fourth quarter of 2019, and plan to deliver the space in 2019 to a tenant that has leased 67% of the rentable space. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $23,327,000 as of September 30, 2019. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The land contribution met the criteria of a land sale under ASC Topic 606, "Revenue from Contracts with Customers." As such, the Company recognized profit of $1,533,000 and deferred $1,532,000 of profit in accordance with ASC Topic 323, "Investment - Equity Method and Joint Ventures" on the date the land was contributed. The Company's investment in this joint venture was $5,954,000 as of September 30, 2019.

◦
TRC-MRC 2, LLC was formed to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 that was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028 and has an outstanding principal balance of $24,597,000 as of September 30, 2019. Since its inception, the Company has received excess distributions resulting in a deficit balance of $2,499,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income.

◦
TRC-MRC 1, LLC was formed to develop and operate a 480,480 square foot industrial building at TRCC-East. The facility is currently leased to Dollar General and L’Oréal USA, the largest subsidiary of L’Oréal. Since its inception, the Company has received excess distributions resulting in a deficit balance of $354,000. In accordance with the applicable accounting guidance, the Company reclassified excess distributions to Other Liabilities within the Consolidated Balance Sheets. The Company will continue to record equity in earnings as a debit to the investment account and if it were to become positive, the Company will reclassify the liability to an asset. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), the Company will immediately recognize the liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original balance of the mortgage loan was $25,030,000, of which $24,667,000 was outstanding as of September 30, 2019.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation, or Rockefeller. At September 30, 2019, the Company’s combined equity investment balance in these three joint ventures was $12,078,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres of land and are part of an agreement for the potential development of up to 500 acres of land in TRCC that are tied to a Foreign Trade Zone designation. The Company owns a 50% interest in each of the joint ventures. Currently, the Five West Parcel LLC joint venture owns and leases a 606,000 square foot building to Dollar General, which has now been extended to July 2022, and includes an option for an additional three years. The Five West Parcel LLC joint venture currently has an outstanding term loan with a balance of $8,769,000 that matures on May 5, 2022. The Company and Rockefeller guarantee up to 25% of the performance of the debt. The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 63.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed in of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control the joint venture by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a term note with a financial institution that matures on September 5, 2021. As of September 30, 2019, the outstanding balance of the term note was $39,393,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, (CFL), is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company, (Lewis), and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE beginning in 2009, and the Company was determined to be the primary beneficiary. As a result, CFL is now consolidated into the Company's financial statements. The Company's partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement, whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed Lewis' entire interest for no consideration. As a result, the Company's noncontrolling interest balance was reduced by $11,039,000. On December 31, 2018, CFL and CalAtlantic entered a Redemption and Withdrawal Agreement, whereby CalAtlantic irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed CalAtlantic's entire interest for no consideration. As a result, the noncontrolling interest balance was reduced by $13,172,000. At September 30, 2019, the Company owned 92.50% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The difference represents the difference between the cost basis of assets contributed by the Company and the agreed upon fair value of the assets contributed.

Unaudited condensed statement of operations for the three and nine months ended September 30, 2019 and condensed balance sheet information of the Company’s unconsolidated joint ventures as of September 30, 2019 and December 31, 2018 are as follows:

	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$31,215	$33,260	$3,741	$3,531	$2,244	$2,119
Five West Parcel, LLC	780	662	321	180	160	90
18-19 West, LLC	5	4	(26)	(24)	(13)	(12)
TRCC/Rock Outlet Center, LLC[1]	1,667	1,455	(730)	(958)	(364)	(479)
TRC-MRC 1, LLC	781	417	30	(324)	14	(162)
TRC-MRC 2, LLC	1,008	1,044	317	74	158	36
Total	$35,456	$36,842	$3,653	$2,479	$2,199	$1,592

Centennial Founders, LLC	$97	$199	$(128)	$(12)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $0.4 million as of September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	Joint Venture				TRC
($ in thousands)	Revenues		Earnings(Loss)		Equity in Earnings(Loss)
Petro Travel Plaza Holdings, LLC	$88,015	$88,321	$9,534	$6,375	$5,720	$3,825
Five West Parcel, LLC	2,200	2,057	732	597	366	298
18-19 West, LLC	12	10	(80)	(77)	(40)	(38)
TRCC/Rock Outlet Center, LLC[1]	4,878	4,962	(2,849)	(3,312)	(1,424)	(1,656)
TRC-MRC 1, LLC	2,283	556	51	(426)	25	(213)
TRC-MRC 2, LLC	2,988	3,001	799	391	399	195
Total	$100,376	$98,907	$8,187	$3,548	$5,046	$2,411

Centennial Founders, LLC	$333	$210	$(36)	$(224)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.3 million and $1.2 million as of September 30, 2019 and 2018, respectively.

	September 30, 2019				December 31, 2018
	Joint Venture			TRC	Joint Venture			TRC
($ in thousands)	Assets	Debt	Equity	Equity	Assets	Debt	Equity	Equity
Petro Travel Plaza Holdings, LLC	$78,570	$(15,286)	$60,909	$24,145	$69,096	$(15,283)	$51,377	$18,426
Five West Parcel, LLC	15,651	(8,769)	6,482	3,057	15,157	(9,173)	5,751	2,691
18-19 West, LLC	4,632	—	4,627	1,743	4,654	—	4,654	1,783
TRCC/Rock Outlet Center, LLC	71,271	(39,393)	30,682	7,278	75,194	(46,826)	27,531	5,702
TRC-MRC 1, LLC	29,118	(24,667)	3,839	—	29,692	(25,030)	4,018	—
TRC-MRC 2, LLC	20,255	24,597	(7,746)	—	20,362	(25,014)	(5,763)	—
TRC-MRC 3, LLC	31,378	(23,327)	6,054	5,954	—	—	—	—
Total	$250,875	$(86,845)	$104,847	$42,177	$214,155	$(121,326)	$87,568	$28,602

Centennial Founders, LLC	$95,789	$—	$95,462	***	$93,840	$—	$93,188	***

*** Centennial Founders, LLC is consolidated within the Company's financial statements.

16.    RELATED PARTY TRANSACTIONS
TCWD is a not-for-profit governmental entity, organized on December 28, 1965, pursuant to Division 13 of the Water Code, State of California. TCWD is a landowner voting district, which requires an elector, or voter, to be an owner of land located within the district. TCWD was organized to provide the water needs for future municipal and industrial development. The Company is the largest landowner and taxpayer within TCWD and currently has one member of the Company's management on the board of directors of TCWD. The Company has a water service contract with TCWD that entitles us to receive substantially all of TCWD’s State Water Project entitlement and all of TCWD’s banked water. TCWD is also entitled to make assessments of all taxpayers within the district, to the extent funds are required to cover expenses and to charge water users within the district for the use of water. From time to time, Tejon transacts with TCWD in the ordinary course of business.

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
Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets. A key element of our strategy is to entitle and then develop large-scale mixed use master planned residential and commercial/industrial real estate development projects to serve the growing populations of Southern and Central California. Our mixed use master planned residential developments have been, or are in the process of being, approved or re-approved, to collectively include up to 34,783 housing units, and more than 35 million square feet of commercial space. We have obtained entitlements on Mountain Village at Tejon Ranch (MV). We are working with Kern County on re-entitlement efforts by preparing supplemental environmental documentation for Grapevine at Tejon Ranch, or Grapevine. On April 30, 2019, the Los Angeles County Board of Supervisors gave final approval to the specific plan for Centennial. The specific plan includes 19,333 residential units and more than 10.1 million square feet of commercial space. We are currently engaged in entitlement, construction, commercial sales and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. All of these efforts are supported by diverse revenue streams generated from other operations, including commercial real estate, farming, mineral resources, ranch operations, and our various joint ventures.
Our Business
We currently operate in five reporting segments: commercial/industrial real estate development; resort/residential real estate development; mineral resources; farming; and ranch operations.
Activities within the commercial/industrial real estate development segment include: entitling, planning, and permitting of land for development; construction of infrastructure; construction of pre-leased buildings; construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment generates revenues from land sales, building and land lease activities, power plant leases, communications leases, and landscape maintenance services. The primary commercial/industrial development is TRCC. TRCC includes developments east and west of Interstate 5 at TRCC-East and TRCC-West, respectively.
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
For the first nine months of 2019 we had net income attributable to common stockholders of $873,000 compared to $3,948,000 for the first nine months of 2018. The leading drivers for this decrease were a $6,270,000 decrease in farming revenues resulting from the down bearing year of our pistachio crop and timing of almond sales, by comparison, we sold 1,238,000 pounds of pistachios in the first nine months of 2019 compared to 3,500,000 pounds for the same period last year; and a $3,635,000 decrease in mineral resources revenue resulting from fewer water sale opportunities in 2019 and lower prices as a result of an increase in California State Water Project, or SWP, water allocation due to above average winter rain and snow fall. The above decreases were partially offset by a $2,635,000 increase in equity in earnings of unconsolidated joint ventures resulting from an increase in our share of earnings from the TA/Petro joint venture, and a $1,285,000 improvement in commercial profit, which was primarily driven by $1,533,000 in profit recognized on a land contribution to the Company's TRC-MRC 3 joint venture.
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
During the nine months ended September 30, 2019, our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018. Please refer to that filing for a description of our critical accounting policies. Please also refer to Note 1 (Basis of Presentation) in the Notes to Unaudited Consolidated Financial Statements in this report for newly adopted accounting principles.

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial:

	Three Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Commercial revenues
Pastoria Energy Facility	$1,088	$1,231	$(143)	(12)%
TRCC Leasing	427	431	(4)	(1)%
TRCC management fees and reimbursements	318	212	106	50%
Commercial leases	167	178	(11)	(6)%
Communication leases	223	215	8	4%
Landscaping and other	397	178	219	123%
Total commercial revenues	$2,620	$2,445	$175	7%
Total commercial expenses	$1,968	$1,678	$290	17%
Operating income from commercial/industrial	$652	$767	$(115)	(15)%

•
Commercial/industrial real estate development segment revenues were $2,620,000 for the three months ended September 30, 2019, an increase of $175,000, or 7%, from $2,445,000 for the three months ended September 30, 2018. The increase in commercial revenues is primarily attributed to a $219,000 increase in other revenues associated with a land purchase option arrangement.

•
Commercial/industrial real estate development segment expenses were $1,968,000 for the three months ended September 30, 2019, an increase of $290,000, or 17%, from $1,678,000 for the three months ended September 30, 2018. The increase in expense is attributed to a $565,000 increase in Tejon-Castac Water District, or TCWD, fixed water assessments. This increase was offset by a $92,000 decrease in general and administrative overhead, a $59,000 decrease in marketing expenses, and a $44,000 decrease in stock compensation.

	Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Commercial revenues
Pastoria Energy Facility	$3,487	$3,132	$355	11%
TRCC Leasing	1,295	1,267	28	2%
TRCC management fees and reimbursements	912	612	300	49%
Commercial leases	486	523	(37)	(7)%
Communication leases	695	696	(1)	—%
Landscaping and other	853	558	295	53%
Land sale	4,313	—	4,313	100%
Total commercial revenues	$12,041	$6,788	$5,253	77%
Total commercial expenses	$8,353	$4,385	$3,968	90%
Operating income from commercial/industrial	$3,688	$2,403	$1,285	53%

•
Commercial/industrial real estate development segment revenues were $12,041,000 for the first nine months of 2019, an increase of $5,253,000, or 77%, from $6,788,000 for the first nine months of 2018. The increase is primarily attributed to a $4,313,000 increase in land sales revenues associated with a land contribution to TRC-MRC 3 as discussed in Note 15 (Investment in Unconsolidated and Consolidated Joint Ventures). Other factors contributing to improved revenues include improved spark spread revenues from the Pastoria Energy Facility of $355,000, or 11%, resulting from higher than expected 2018 spark spread estimates. There was also an increase in TRCC management fees and reimbursements of $300,000 resulting from management fees earned through the ongoing development and construction of TRC-MRC 3. Lastly, the Company earned $200,000 from a land purchase option arrangement in 2019.

•
Commercial/industrial real estate development segment expenses were $8,353,000 during the first nine months of 2019, an increase of $3,968,000, or 90%, from $4,385,000 during the first nine months of 2018. This increase is primarily attributed to increased land cost of sales of $2,780,000 tied to the land contribution described above and TCWD fixed water assessments of $1,255,000 as discussed previously.

For the three and nine months ended September 30, 2019, we had no leases that expired, nor did we have any material lease renewals.
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
We believe that the FTZ and EDIP, along with our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We continue to expand our marketing efforts to include industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities. In pursuit of such opportunities, the Company is in the process of constructing a 579,040 square foot distribution facility with Majestic. The Company and Majestic have successfully leased 67% of this distribution facility prior to its completion, with the tenant taking possession in the fourth quarter of 2019. This new construction is building on the success in 2018 of fully leasing a 480,000 square foot building to Dollar General and to SalonCentric, L’Oréal USA’s professional salon distribution operation, in a partnership with Majestic.
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
During the quarter ended September 30, 2019, vacancy rates in the Inland Empire fell 50 basis points to 2.6%, the lowest rate on record for this region. Construction completions totaled only 2.4 million square feet in the quarter ended September 30, 2019, which is below the 5.2 million square feet typically added each quarter for the past five years. The low vacancy rates have led to a year-over-year increase in lease rates of 14.7% within the Inland Empire. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During the quarter ended September 30, 2019, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, dropped 20 basis points to 1.5%. Rents remain at an all-time high and have well surpassed the previous peak seen in 2007. Average asking rents increased 8.8% year over year. Vacancies may rise in future quarters as new industrial space is delivered to the market. Conditions remain tight and tenants are finding it difficult to find space that meets their needs. Demand for industrial space in this market will also continue to be driven by domestic and global consumption levels. As industrial vacancy rates are at historic lows, industrial users seeking larger spaces are having to go further north into neighboring Kern County and particularly, TRCC, which has attracted increased attention as market conditions continue to tighten.
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
Resort/residential real estate segment expenses were $582,000 for the three months ended September 30, 2019, an increase of $111,000, or 24%, from $471,000 for the three months ended September 30, 2018. The increase is primarily attributed to higher professional services related to project branding and consulting of $259,000 incurred during the three months ended September 30, 2019. We expect to see continual increase in professional services throughout the remainder of the year. The increase in professional service expense was partially offset by a $105,000 decrease in stock compensation-related costs as a result of management not meeting certain performance measures.
Resort/residential real estate segment expenses were $1,872,000 for the first nine months of 2019, an increase of $553,000, or 42%, from $1,319,000 for the first nine months of 2018. The increase is primarily attributed to higher professional services, pertaining to project branding and consulting services for MV of $811,000, partially offset by a decrease in stock compensation-related costs of $307,000 for the same reasons discussed above.
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

•
For MV, we have a fully entitled project and received approval of Tentative Tract Map 1 for our first four phases of development. The timing of the MV development in the coming years will depend on the strength of both the economy and the real estate market, including both primary and second home markets. In moving the project forward, we will focus on the preparation of engineering leading to the final map for the first phases of MV, consumer and market research studies and fine tuning of development business plans, as well as defining the possible capital funding sources for this development. Over the next several years, we expect to explore funding opportunities for the future development of our projects. Such funding opportunities could come from a variety of sources, such as joint ventures with financial partners, debt financing, or the Company’s issuance of additional common stock.

Mineral Resources:

	Three Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Mineral resources revenues
Oil and gas	$521	$584	$(63)	(11)%
Cement	579	481	98	20%
Rock aggregate	412	301	111	37%
Exploration leases	26	26	—	—%
Water Sales	—	—	—	—%
Reimbursables and other	21	(37)	58	(157)%
Total mineral resources revenues	$1,559	$1,355	$204	15%
Total mineral resources expenses	$576	$574	$2	—%
Operating income from mineral resources	$983	$781	$202	26%

•
Mineral resources segment revenues were $1,559,000 for the three months ended September 30, 2019, an increase of $204,000, or 15%, from $1,355,000 for the three months ended September 30, 2018. The increase is primarily attributed to improved cement and rock aggregate revenues as a result of increased production and pricing. Production is increasing as a result of road construction projects within California.

•	Mineral resources segment expenses were $576,000 for the three months ended September 30, 2019, representing a de minimis increase of $2,000 when compared to the same period in 2018.

	Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Mineral resources revenues
Oil and gas	$1,513	$1,745	$(232)	(13)%
Cement	1,395	1,309	86	7%
Rock aggregate	917	847	70	8%
Exploration leases	77	77	—	—%
Water Sales	3,980	7,992	(4,012)	(50)%
Reimbursables and other	469	16	453	2,831%
Total mineral resources revenues	$8,351	$11,986	$(3,635)	(30)%
Total mineral resources expenses	$5,006	$5,400	$(394)	(7)%
Operating income from mineral resources	$3,345	$6,586	$(3,241)	(49)%

•
Mineral resources segment revenues were $8,351,000 for the first nine months of 2019, a decrease of $3,635,000, or 30%, from $11,986,000 for the first nine months of 2018. The decrease is primarily attributed to decreased water sales revenue of $4,012,000, or 50%. California, during the winter of 2019, experienced above average rain and snow fall, which not only reduced water sales opportunities but also pricing. Partially offsetting the decrease above was a $453,000 improvement in reimbursables and other revenues as a result of charges to a local water district for use of one of the Company's water turnouts.

•
Mineral resources segment expenses were $5,006,000 for the first nine months of 2019, a decrease of $394,000, or 7%, when compared to the same period in 2018. The decrease in expense is primarily associated with decreased water cost of sales of $492,000 as a result of the reduced 2019 water sales opportunities discussed above.

As anticipated changes come in the future related to groundwater management within California, such as limited pumping in the over drafted groundwater basins outside of our lands, we believe that water banking operations, ground water recharge programs, and access to water contracts as we have purchased in the past will become even more important and valuable in servicing our projects. Water sales opportunities for the remainder of 2019 will be limited because of above average winter rain and snow fall, which increased the SWP water allocation to 75%.
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

Farming:

	Three Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Farming revenues
Almonds	$598	$1,761	$(1,163)	(66)%
Pistachios	2,154	7,042	(4,888)	(69)%
Wine grapes	1,622	1,483	139	9%
Hay	96	199	(103)	(52)%
Other	132	351	(219)	(62)%
Total farming revenues	$4,602	$10,836	$(6,234)	(58)%
Total farming expenses	$5,979	$6,541	$(562)	(9)%
Operating (loss) income from farming	$(1,377)	$4,295	$(5,672)	(132)%

•
Farming segment revenues were $4,602,000 for the three months ended September 30, 2019, a decrease of $6,234,000, or 58%, from $10,836,000 during the same period in 2018. The changes are primarily attributed to:

◦
For the quarter ended September 30, 2019, the Company sold 959,000 pounds of pistachios compared to 3,500,000 pounds for the same period last year resulting in a $4,888,000 decrease in revenues. The significant decrease in sales is driven by lower production as the 2019 crop year is a down bearing crop year for pistachios. Of the quantity sold, 819,000 pounds and 140,000 pounds pertain to the 2019 current crop and 2018 carryover crop, respectively. The Company has filed an insurance claim to recover a portion of the lost production.

◦
Almond revenues decreased $1,163,000 as a result of a decrease in almond sales. Comparatively we sold 216,000 and 615,000 pounds of our current year crop as of September 30, 2019 and 2018, respectively. The decrease is attributed to timing differences in which almonds were processed and sold to our largest customer. In the quarters ended September 30, 2019 and 2018, we sold zero and 360,000 pounds of current year almonds, respectively, to our largest customer. We expect almond sales to be completed during the fourth quarter.

◦	We experienced a $219,000 decrease in other revenues as a result of lower water usage reimbursements from a farm land tenant as a result of having fewer acres leased.

•
Farming segment expenses were $5,979,000 for the three months ended September 30, 2019, a decrease of $562,000, or 9%, from $6,541,000 during the same period in 2018. The decrease in farming expenses is attributed to the following:

◦	Pistachio cost of sales increased $926,000 as a result of selling our entire pistachio crop as of September 30, 2019. Total pistachio production costs remain consistent over the comparative period.

◦	Almond cost of sales decreased $794,000 as a result of the timing of 2019 current year crop sales as discussed above.

◦	Water holding costs from WRMWSD decreased $703,000 as a result of the heavier rainfalls discussed within our Mineral Resources section above.

	Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Farming revenues
Almonds	$1,293	$2,935	$(1,642)	(56)%
Pistachios	2,799	7,126	(4,327)	(61)%
Wine grapes	1,632	1,483	149	10%
Hay	332	210	122	58%
Other	247	819	(572)	(70)%
Total farming revenues	$6,303	$12,573	$(6,270)	(50)%
Total farming expenses	$8,402	$9,570	$(1,168)	(12)%
Operating (loss) income from farming	$(2,099)	$3,003	$(5,102)	(170)%

•	Farming segment revenues were $6,303,000 for the first nine months of 2019, a decrease of $6,270,000, or 50%, from $12,573,000 during the same period in 2018. The changes are primarily attributed to:

◦
Pistachio revenues decreased $4,327,000 for the same reasons discussed within our quarterly farming results. Comparatively we sold 819,000 and 3,500,000 pounds of our 2019 and 2018 current year crop, respectively. With respect to carryover crop, we sold 419,000 and 9,300, in 2019 and 2018, respectively.

◦
Almond revenues decreased $1,642,000 for the same reasons discussed within our quarterly farming results. Comparatively we sold 216,000 and 578,000 pounds of our 2019 and 2018 current year crop, respectively. With respect to our carryover crop we sold 126,000 and 412,000 pounds of our prior year crop in 2019 and 2018, respectively.

◦	Other revenues decreased $572,000 for the same reasons discussed within our quarterly farming results.

•
Farming segment expenses were $8,402,000 for the first nine months of 2019, a decrease of $1,168,000, or 12%, from $9,570,000 when compared to the same period in 2018. We saw decreases in almond cost of sales of $1,471,000 as a result of the timing of the sale of almonds. We also saw decreases in WRMWSD of $630,000 for the same reasons discussed within our quarterly results. Lastly, we saw an increase in pistachio cost of sales of $942,000 for the same reasons discussed within the quarterly results.

Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar, which makes U.S. exports more expensive and decreases demand for the products we produce. The low value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets. As of the nine months ended September 30, 2019, when compared to the same period in 2018, the U.S. dollar strengthened against the Chinese Yuan, while the Euro remains consistent. The full potential impact of an increasing U.S. dollar to our pricing and revenue is not known at this time. Additionally, increase in tariffs from China and India, which are major customers of almonds and pistachios, could make American products less competitive and push customers to switch to another producing country.
Our pistachio crop harvest is complete with yields being much lower than their 2018 record levels given that 2019 is an alternate down bearing crop year. Our preliminary harvest for almonds is complete. However it is unknown what edible yields will be until they are further processed. Lastly, our wine grape yields are expected to be consistent with prior years.
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

Ranch Operations:

	Three Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Ranch Operations revenues
Game Management and other [1]	$471	$459	$12	3%
Grazing	405	337	68	20%
Total Ranch Operations revenues	$876	$796	$80	10%
Total Ranch Operations expenses	$1,260	$1,353	$(93)	(7)%
Operating loss from Ranch Operations	$(384)	$(557)	$173	(31)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•
Ranch operations revenues were $876,000 for the three months ended September 30, 2019, an increase of $80,000, or 10%, from $796,000 for the same period in 2018. The increase is primarily attributed to improved grazing revenues.

•
Ranch operations expenses were $1,260,000 for the three months ended September 30, 2019, a decrease of $93,000, or 7%, from $1,353,000 for the same period in 2018. The primary driver of this improvement was a reduction in general and overhead costs of $42,000, stock compensation of $18,000 as a result of not meeting performance measures, and fuel costs of $9,000.

	Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Ranch Operations revenues
Game Management and other [1]	$1,353	$1,480	$(127)	(9)%
Grazing	1,217	1,144	73	6%
Total Ranch Operations revenues	$2,570	$2,624	$(54)	(2)%
Total Ranch Operations expenses	$4,003	$4,090	$(87)	(2)%
Operating loss from Ranch Operations	$(1,433)	$(1,466)	$33	(2)%
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.

•
Ranch operations revenues were $2,570,000 for the first nine months of 2019, a decrease of $54,000, or 2%, from $2,624,000 for the same period in 2018. The decrease is primarily attributed to reduced hunting membership revenues of $170,000 offset by a $73,000 improvement in grazing leases and a $45,000 increase in filming location revenues.

•
Ranch operations expenses were $4,003,000 for the first nine months of 2019, a decrease of $87,000, or 2%, from $4,090,000 for the same period in 2018. The decrease is primarily attributed to reduced payroll and salaries of $85,000.

Corporate and Other:
Corporate general and administrative costs were $1,760,000 for the three months ended September 30, 2019, a decrease of $340,000, or 16%, from $2,100,000 for the same period in 2018. The decrease is primarily attributed to reduced stock compensation of $375,000 as a result of management not meeting certain performance measures.
Corporate general and administrative costs were $6,524,000 for the first nine months of 2019, a decrease of $772,000, or 11%, from $7,296,000 for the same period in 2018. The decrease is primarily attributed to a decrease in stock compensation of $401,000 for the same reasons discussed above. We also had a decrease in depreciation and amortization and software expense of $160,000 and $129,000, respectively.

Joint Ventures:

	Three Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$2,244	$2,119	$125	6%
Five West Parcel, LLC	160	90	70	78%
18-19 West, LLC	(13)	(12)	(1)	8%
TRCC/Rock Outlet Center, LLC	(364)	(479)	115	(24)%
TRC-MRC 1, LLC	14	(162)	176	(109)%
TRC-MRC 2, LLC	158	36	122	339%
Total equity in earnings	$2,199	$1,592	$607	38%

•
Equity in earnings were $2,199,000 for the three, months ended September 30, 2019 an increase of $607,000, or 38%, from $1,592,000 during the same period in 2018. The changes are primarily attributed to the following:

•	A $125,000 improvement for our TA/Petro joint venture resulting from improved fuel margins.

•	A $115,000 improvement for our TRCC/Rock Outlet Center joint venture resulting from lower depreciation and amortization, tenant allowance amortization, and receivable write-offs.

•	A $176,000 improvement for our TRC-MRC 1 joint venture as a result of the rent abatement period ending in June 2019.

•
A $122,000 improvement for our TRC-MRC 2 joint venture as a result of completing amortization of intangible assets during the first quarter of 2019. In contrast, the prior year had three months of amortization.

	Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$5,720	$3,825	$1,895	50%
Five West Parcel, LLC	366	298	68	23%
18-19 West, LLC	(40)	(38)	(2)	5%
TRCC/Rock Outlet Center, LLC	(1,424)	(1,656)	232	(14)%
TRC-MRC 1, LLC	25	(213)	238	(112)%
TRC-MRC 2, LLC	399	195	204	105%
Total equity in earnings	$5,046	$2,411	$2,635	109%

•
Equity in earnings were $5,046,000 for the nine, months ended September 30, 2019 an increase of $2,635,000, or 109%, from $2,411,000 during the same period in 2018. The changes are primarily attributed to the following:

•	A $1,895,000 improvement in our share of earnings from our TA/Petro joint venture as a result of improved fuel margins.

•	A $232,000 improvement within our TRCC/Rock Outlet Center as a result of having fewer tenant allowance write-offs.

•	A $442,000 improvement within our Majestic Joint ventures as of September 30, 2019 for the same reasons discussed within our quarterly results.

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

Income Taxes
For the nine months ended September 30, 2019, the Company had net income tax expense of $320,000 compared to $1,333,000 for the nine months ended September 30, 2018. The effective tax rates approximated 27% and 25% for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, income tax receivables were $256,000. The Company classifies interest and penalties incurred on tax payments as income tax expenses.

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
Our cash, cash equivalents and marketable securities totaled $56,536,000 at September 30, 2019, a decrease of $23,121,000 from $79,657,000 as of December 31, 2018.
The following table shows our cash flow activities for the nine months ended September 30,

(in thousands)	2019	2018
Operating activities	$555	$8,829
Investing activities	$(8,512)	$(14,515)
Financing activities	$1,162	$(4,247)
Operating Activities
During the first nine months of 2019, the Company's operations provided $555,000. The primary drivers were $3,656,000 in receivables collections offset by payments on current liabilities of $2,952,000 . When compared to the prior year, the decrease in cash flows is primarily attributed to fewer water sales, lower pistachio yields due to the down-bearing crop year, and the timing of distributions of earnings from unconsolidated joint ventures, payable payments and accounts receivable collections.
During the first nine months of 2018, our operations generated $8,829,000 in cash largely due to the water sales discussed above and operating distributions of $4,800,000 from our TA/Petro joint venture.
Investing Activities
During the first nine months of 2019 investing activities used $8,512,000. The Company made capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), of $19,195,000 which includes predevelopment activities for our master planned communities, consisting of general planning and permitting of $3,096,000 for MV; expenditures relating to re-entitlement and litigation of $2,969,000 for Grapevine, and costs related to obtaining final approval of the specific plan for Centennial of $3,437,000. At TRCC, we spent $7,106,000 on water treatment infrastructure improvements, general planning, and the construction of a new commercial multi-tenant building. Within our farming segment, we spent $2,301,000 developing new almond orchards and replacing machinery and equipment. Also within investing activities, we had investment security maturities of $37,274,000 of which we reinvested $20,425,000. The Company also contributed $3,100,000 to two joint ventures. Lastly, the Company used $3,553,000 to acquire long-term water assets.
During the first nine months of 2018, investing activities used $14,515,000 of cash, in part, as a result of $16,183,000 in capital expenditures. Capital expenditures, inclusive of capitalized interest and payroll (exclusive of stock compensation), include predevelopment activities for our master planned communities, including tentative tract maps, engineering and design for the first phase of MV totaling $3,842,000 for MV; expenditures relating to regulatory permits and litigation of $2,241,000 for

Grapevine, and costs related to approval of specific plan of $3,319,000 for Centennial. At TRCC, we spent $3,328,000 on water treatment facility improvements, water infrastructure improvements and planning. Within our farming segment, we spent $2,873,711 replacing old machinery and equipment along with developing new almond orchards. We also purchased marketable securities and water for $23,451,000 and $2,659,000, respectively. Our capital outlays were offset by distributions from unconsolidated joint ventures of $1,835,000, CFD reimbursements of $1,385,000 and proceeds from maturity of marketable securities of $24,558,000.
As we move forward, we will continue to use cash from operations, proceeds from the maturity of securities, and anticipated distributions from joint ventures to fund real estate project investments.
Our estimated capital investment for the remainder of 2019 is primarily related to our real estate projects. These estimated investments include approximately $1,765,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and to expand water facilities to support future anticipated absorption. We also plan to invest approximately $210,000 to continue the development of new almond orchards and replacing farm equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards to maintain and improve future farm revenues. Lastly, we expect to invest up to $3,723,000 for land planning, re-entitlement activities, litigation related to entitlement approvals, federal and state agency permitting activities, and development activities at MV, Centennial, and Grapevine during the remainder of 2019.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2019 and 2018, was $2,116,000 and $2,221,000, respectively and is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $2,877,000 and $2,983,000 for the nine months ended September 30, 2019 and 2018, respectively. Expenditures for repairs and maintenance are expensed as incurred.
Financing Activities
During the first nine months of 2019, financing activities provided $1,162,000 as a result of drawing $5,000,000 on the Company's RLC. This was offset by long-term debt service of $2,994,000 and tax payments on vested share grants of $844,000.
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
Capital Structure and Financial Condition
At September 30, 2019, total capitalization at book value was $502,345,000, consisting of $67,919,000 of debt and $434,426,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 13.5%.
The Company has a Term Note and a Revolving Line of Credit Note (collectively, the Credit Facility) with Wells Fargo. The Credit Facility included a $70,000,000 term note, or Term Note, and a $30,000,000 revolving line of credit, or RLC. In August 2019, the Company amended the Term Note (Amended Term Note) to extend the maturity to June 5, 2029 and amended the RLC to expand the capacity from $30,000,000 to $35,000,000 and extend the maturity to October 5, 2024.
The Amended Term Note had a $59,717,000 balance as of September 30, 2019. The interest rate per annum applicable to the Amended Term Loan is LIBOR (as defined in the Amended Term Note) plus a margin of 170 basis points. The interest rate for the term of the Amended Term Note has been fixed through the use of an interest rate swap at a rate of 4.16%. The Amended Term Note requires monthly amortization payments pursuant to a schedule set forth in the Amended Term Note, with the final outstanding principal amount due June 5, 2029. The Amended Credit Facility is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had an outstanding balance of $5,000,000 as of September 30, 2019 and no outstanding balance as of December 31, 2018. The outstanding balance was paid off in October 2019. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC (which matures in October 2024), we can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
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
The Amended Credit Facility requires compliance with three financial covenants: (a) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (b) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (c) maintain liquid assets equal to or greater than $20,000,000. At September 30, 2019 and December 31, 2018, we were in compliance with the financial covenants.
The Amended Credit Facility also contains customary negative covenants that limit the ability of TRC to, among other things, make capital expenditures, incur indebtedness and issue guaranties, consummate certain assets sales, acquisitions or mergers, make investments, pay dividends or repurchase stock, or incur liens on any assets.
The Amended Credit Facility contains customary events of default, including: failure to make required payments; failure to comply with terms of the Amended Credit Facility; bankruptcy and insolvency; and a change in control without consent of bank (which consent will not be unreasonably withheld). The Amended Credit Facility contains other customary terms and conditions, including representations and warranties, which are typical for credit facilities of this type.

We also have a $4,750,000 promissory note agreement whose principal and interest due monthly began October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of September 30, 2019 was $3,202,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment.
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
At September 30, 2019, we had $56,536,000 in cash and securities and had $30,000,000 available on our RLC to meet any short-term liquidity needs. See Note 3 (Marketable Securities) and Note 7 (Line of Credit and Long-Term Debt) of the Notes to Unaudited Consolidated Financial Statements for more information.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2019, to be paid over the next five years and thereafter:

	Payments Due by Period
(In thousands)	Total	One Year or Less	Years 2-3	Years 4-5	Thereafter
Contractual Obligations:
Estimated water payments	$250,219	$9,091	$18,527	$19,175	$203,426
Long-term debt	62,919	4,137	8,818	9,646	40,318
Interest on long-term debt	16,150	2,528	4,520	3,750	5,352
Revolving line of credit borrowings	5,000	5,000	—	—	—
Cash contract commitments	11,077	8,868	1,138	—	1,071
Defined Benefit Plan	3,776	69	567	646	2,494
SERP	4,934	132	1,042	1,022	2,738
Tejon Ranch Conservancy	1,800	200	1,600	—	—
Financing fees	163	163	—	—	—
Total contractual obligations	$356,038	$30,188	$36,212	$34,239	$255,399
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
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East, there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes as of September 30, 2019, that the letter of credit will likely never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation as of September 30, 2019.
At September 30, 2019, aggregate outstanding debt of unconsolidated joint ventures was $86,845,000. We provided a guarantee on $71,559,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we, as of September 30, 2019, do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,286,000 of debt related to our joint venture with TA/Petro.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net income	$37	$3,487	$870	$3,929
Net loss attributable to non-controlling interest	(10)	(1)	(3)	(19)
Net income attributable to common stockholders	47	3,488	873	3,948
Interest, net
Consolidated	(294)	(351)	(972)	(980)
Our share of interest expense from unconsolidated joint ventures	708	712	2,176	1,768
Total interest, net	414	361	1,204	788
Income taxes	7	1,155	320	1,333
Depreciation and amortization:
Consolidated	1,426	1,604	3,562	3,284
Our share of depreciation and amortization from unconsolidated joint ventures	1,013	1,119	3,147	3,172
Total depreciation and amortization	2,439	2,723	6,709	6,456
EBITDA	2,907	7,727	9,106	12,525
Stock compensation expense	338	825	1,930	2,601
Adjusted EBITDA	$3,245	$8,552	$11,036	$15,126

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Net operating income	2019	2018	2019	2018
Pastoria Energy Facility	$1,088	$1,230	$3,487	$3,131
TRCC	375	355	1,071	1,070
Communication leases	223	215	683	685
Other commercial leases	159	175	461	519
Total Commercial/Industrial net operating income	$1,845	$1,975	$5,702	$5,405

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Commercial/Industrial operating income	$652	$767	$3,688	$2,403
Plus: Commercial/Industrial depreciation and amortization	144	127	432	458
Plus: General, administrative, cost of sales and other expenses	1,564	1,471	7,460	3,714
Less: Other revenues including land sales	(515)	(390)	(5,878)	(1,170)
Total Commercial/Industrial net operating income	$1,845	$1,975	$5,702	$5,405

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net income of unconsolidated joint ventures	$3,653	$2,479	$8,187	$3,548
Interest expense of unconsolidated joint ventures	1,384	1,393	4,251	3,445
Operating income of unconsolidated joint ventures	5,037	3,872	12,438	6,993
Depreciation and amortization of unconsolidated joint ventures	1,901	2,110	5,920	5,954
Net operating income of unconsolidated joint ventures	$6,938	$5,982	$18,358	$12,947

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
The RLC had an outstanding balance of $5,000,000 as of September 30, 2019. The interest rate on the RLC can either float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed term for a limited period of time and change only at maturity of the fixed rate portion. The floating rate and fixed rate options within our RLC help us manage our interest rate exposure on any outstanding balances.
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one of which was for $59,717,000 as of September 30, 2019 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan as of September 30, 2019 was $3,202,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time to time entered into interest rate swap arrangements to manage those fluctuations, as we did with the first term loan (discussed here).
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At September 30, 2019
(In thousands except percentage data)

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets:
Marketable securities	$14,641	$31,830	$898	$—	$—	$—	$47,369	$47,423
Weighted average interest rate	2.09%	2.15%	2.06%	—%	—%	—%	2.13%
Liabilities:
Revolving line of credit	$5,000	$—	$—	$—	$—	$—	$5,000	$5,000
Weighted average interest rate	3.55%	—%	—%	—%	—%	—%	3.55%
Long-term debt ($4.75M note)	$73	$302	$315	$328	$343	$1,841	$3,202	$3,202
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt (Amended Term Loan)	$949	$3,881	$4,051	$4,221	$4,429	$42,186	$59,717	$59,717
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

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
With respect to accounts receivables, the amount at risk primarily relates to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $4,091,000 of accounts receivable outstanding at September 30, 2019, $2,490,000, or 61%, is at risk to changing prices. Of the amount at risk to changing prices, $1,688,000 is attributable to pistachios and $220,000 is attributable to almonds.
The price estimated for the remaining accounts receivable for pistachios recorded at September 30, 2019 was $1.98 per pound and $2.01 per pound at December 31, 2018. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $8,500. Although the final price per pound of pistachios, and therefore the extent of the risk is presently unknown, pricing over the past three years has ranged from $2.00 to $4.25. With respect to almonds, the price estimated for the remaining receivable was $2.36 per pound, as compared to $2.62 per pound at December 31, 2018. For each $0.01 change in the price of almonds, our receivable for almonds increases or decreases by $846. The range of final prices over the last three years for almonds has ranged from $2.58 to $3.67 per pound.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits:
3.1	Restated Certificate of Incorporation	FN 1
3.2	Amended and Restated Bylaws	FN 2
4.3	Registration and Reimbursement Agreement	FN 5
10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
10.7	*Severance Agreement	FN 7
10.8	*Director Compensation Plan	FN 7
10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17
10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - TMV LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Founders LLC, Redemption and Withdrawal Agreement - Lewis Tejon Member, LLC	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32

10.44	Centennial Founders, LLC Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Term Note	Filed herewith
10.46	Amended Revolving Line of Credit	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
*	Management contract, compensatory plan or arrangement.

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

TEJON RANCH CO.

November 6, 2019	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2019	/s/ Robert D. Velasquez
Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)