Form 10-K
period 2019-12-31
TEJON RANCH CO
filed 2020-03-10
CIK 96869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission File Number: 1-07183

TEJON RANCH CO.
(Exact name of registrant as specified in its charter)
Delaware		77-0196136
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

P.O. Box 1000, Tejon Ranch, California 93243		(661) 248-3000
(Address of principal executive offices) (Zip Code)		(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock	TRC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of registrant’s Common Stock, par value $.50 per share, held by persons other than those who may be deemed to be affiliates of registrant on June 28, 2019 was $431,894,139 based on the last reported sale price on the New York Stock Exchange as of the close of business on that date.

The number of the Company’s outstanding shares of Common Stock on February 29, 2020 was 26,104,569.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders relating to the directors and executive officers of the Company are incorporated by reference into Part III.

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, including statements regarding strategic alliances, the almond, pistachio and grape industries, the future plantings of permanent crops, future yields and prices, and water availability for our crops and real estate operations, future prices, production and demand for oil and other minerals, future development of our property, future revenue and income of our jointly-owned travel plaza and other joint venture operations, potential losses to the Company as a result of pending environmental proceedings, the adequacy of future cash flows to fund our operations, market value risks associated with investment and risk management activities and with respect to inventory, accounts receivable and our own outstanding indebtedness, ongoing negotiations and other future events and conditions. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “will,” “should,” “would,” “likely,” and similar expressions such as “in the process,” “designed to,” or “envisioned to,” . In addition, any statements that refer to projections of our future financial performance, our anticipated growth, and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. These forward-looking statements are not a guarantee of future performances and are subject to assumptions and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance, or achievement implied by such forward-looking statements. These risks, uncertainties and important factors include, but are not limited to, market and economic forces, availability of financing for land development activities, competition and success in obtaining various governmental approvals and entitlements for land development activities. No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this report.

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
These activities are performed through our five reporting segments:
Our prime asset is approximately 270,000 acres of contiguous, largely undeveloped land that, at its most southerly border, is 60 miles north of downtown Los Angeles and, at its most northerly border, is 15 miles east of Bakersfield. We create value by securing entitlements for our land, facilitating infrastructure development, strategic land planning, monetization of land through development and/or sales, and conservation in order to maximize the highest and best use for our land. We are involved in eight joint ventures, that either own, develop, and/or operate real estate properties. We enter into joint ventures as a means to facilitate the development of portions of our land.

Business Objectives and Strategies
Our primary business objective is to maximize long-term shareholder value through the monetization of our land-based assets.  A key element of our strategy is to entitle and then develop large-scale mixed use master planned residential and commercial/industrial real estate projects to serve the growing populations of Southern and Central California.  Our mixed use master planned residential developments have been approved to collectively include up to 34,783 housing units, and more than 35 million square feet of commercial space.  We have obtained entitlements on Mountain Village at Tejon Ranch, or MV. In 2019, the Los Angeles County Board of Supervisors affirmed their final approval of Centennial at Tejon Ranch, or Centennial. Also in 2019, the Kern County Board of Supervisors unanimously reapproved the Grapevine at Tejon Ranch project, or Grapevine. We are currently engaged in construction, commercial sales, and leasing at our fully operational commercial/industrial center Tejon Ranch Commerce Center, or TRCC. All of these efforts are supported by diverse revenue streams generated from other operations including: farming, mineral resources, and our various joint ventures.

Master Land Use Plan

Real Estate
Commercial / Industrial
Mixed Use Development
Mineral Resources
Mining
Oil & Gas
Farming
Agricultural Land
Ranch Operations
Grazing
Bakersfield
Bakersfield
223
Arvin
99
5
TRCC
Grapevine
Mountain Village
Tejon Ranch Headquarters
Lebec
Frazier Park
Kern County
Los Angeles County
Centennial
138
To Los Angeles
Ventura County
5
0
2½
5
Miles

Percentage of Total Revenue1,2 by Segment:
1. Real Estate includes equity in earnings of unconsolidated joint ventures.
2. Charts presented only include the segment revenues, other income components are excluded.

The following table shows the revenues from continuing operations, segment profits and identifiable assets of each of our continuing segments for the last three years:

FINANCIAL INFORMATION ABOUT SEGMENTS
(Amounts in thousands of dollars)

	Year Ended December 31,
	2019	2018	2017
Revenues and Other Income
Real Estate—Commercial/Industrial	$16,792	$8,970	$9,001
Mineral Resources	9,791	14,395	5,983
Farming	19,331	18,563	16,434
Ranch operations	3,609	3,691	3,837
Segment revenues	49,523	45,619	35,255
Investment income	1,239	1,344	462
Revenues and other income	50,762	46,963	35,717
Equity in earnings of unconsolidated joint ventures	16,575	3,834	4,227
Total revenues and other income (1)	$67,337	$50,797	$39,944
Segment Profits (Losses) and Net Income
Real Estate—Commercial/Industrial	$3,831	$2,724	$2,472
Real Estate—Resort/Residential	(2,247)	(1,530)	(1,955)
Mineral Resources	3,973	8,172	3,019
Farming	4,080	2,535	233
Ranch operations	(1,707)	(1,760)	(1,574)
Segment profits (2)	7,930	10,141	2,195
Investment income	1,239	1,344	462
Other loss	(1,824)	(59)	(275)
Corporate expenses	(9,361)	(9,705)	(9,713)
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(2,016)	1,721	(7,331)
Equity in earnings of unconsolidated joint ventures	16,575	3,834	4,227
Income (loss) before income taxes	14,559	5,555	(3,104)
Income tax expense (benefit)	3,980	1,320	(1,283)
Net income (loss)	10,579	4,235	(1,821)
Net loss attributable to non-controlling interest	(1)	(20)	(24)
Net income (loss) attributable to common stockholders	$10,580	$4,255	$(1,797)
Identifiable Assets by Segment (3)
Real estate—commercial/industrial	$76,814	$65,929	$63,065
Real estate—resort/residential	286,801	273,620	258,697
Mineral Resources	55,049	54,144	48,305
Farming	41,258	40,835	36,317
Ranch operations	2,624	2,973	3,625
Corporate	76,876	91,547	108,190
Total assets	$539,422	$529,048	$518,199
(1) Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional detail on segment revenues.
(2) Segment profits are revenues less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.
(3) Total Assets by Segment include both assets directly identified with those operations and an allocable share of jointly used assets. Corporate assets consist of cash and cash equivalents, refundable and deferred income taxes, land, buildings and improvements.

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
✓ US Army Corps of Engineers
Obtain Permitting to Commence Construction
Centennial
Mountain Village

Bakersfield
5
To Sacramento
99
119
Lamont
58
223
Arvin
Taft
Tehachapi
166
Tejon Ranch Commerce Center
Tejon Ranch
Grapevine
Mountain Village
Frazier Park
Centennial
138
5
To Los Angeles
33
Angeles National Forest

Operating Segments
Real Estate - Commercial/Industrial
Our real estate commercial/industrial segment includes: planning, and permitting of land for development; construction of infrastructure; the construction of pre-leased buildings; the construction of buildings to be leased or sold; and the sale of land to third parties for their own development. The commercial/industrial segment also includes activities related to communications leases and landscape maintenance fees. At the heart of our real estate commercial/industrial segment is TRCC, a 20 million square foot commercial/industrial development on Interstate 5 just north of the Los Angeles basin. Nearly six million square feet of industrial, commercial and retail space has already been developed, including distribution centers for IKEA, Caterpillar, Famous Footwear, L'Oreal, and Dollar General. TRCC sits on both sides of Interstate 5, giving distributors immediate access to the west coast’s principal north-south goods movement corridor.

In 2018, the  U.S. Department of Commerce expanded the Foreign Trade Zone (FTZ) it previously granted, covering all the industrial sites within TRCC, an area totaling 1,094 acres. The FTZ designation allows the user to secure the many benefits and cost reductions associated with streamlined movement of goods in and out of the zone. This FTZ designation is further supplemented by the Economic Development Incentive Policy, or EDIP, adopted by the Kern County Board of Supervisors. EDIP is aimed to expand and enhance the County's competitiveness by taking affirmative steps to attract new businesses and to encourage the growth and resilience of existing businesses. The EDIP provides incentives such as assistance in obtaining state tax incentives, building supporting infrastructure, and workforce development.
Construction:
We formed TRC-MRC 3, a joint venture with Majestic Realty Co., or Majestic, a Los Angeles-based commercial/industrial developer, to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building at TRCC-East in 2018. We completed construction of the industrial building in the fourth quarter of 2019. Prior to completion of the building, we entered into a lease for 67% of the rentable space, which we delivered to the lessee in December 2019.

Also in 2019, we completed construction of a 4,900 square foot multi-tenant retail building at TRCC-East to further expand our footprint at TRCC. We contributed this multi-tenant building and underlying land to our joint venture with TravelCenters of America. In return, the Company received a priority distribution of $2.8 million from the joint venture. The joint venture will be managing the food and beverage operations in the building.
The following is a summary of the Company's commercial, retail and industrial real estate developments as of December 31, 2019:

($ in thousands)
Project	Cost to Date	Estimated Cost to Complete	Total Estimated Cost at Completion	Estimated Completion Date
Tejon Ranch Commerce Center	$88,465	$71,442	$159,907	TBD
Less: Reimbursements from TRPFFA[1]	72,668	53,950	126,618	TBD
TRCC Development Costs, net	$15,797	$17,492	$33,289

[1]The Tejon Ranch Public Facilities Financing Authority, or TRPFFA, is a joint powers authority formed by Kern County and Tejon-Castac Water District, or TCWD, to finance public infrastructure within the Company’s Kern County developments. TRPFFA, through bond sales, will reimburse the Company for qualifying infrastructure costs at TRCC.

The following table summarizes total entitlements for TRCC as of December 31, 2019:

(in square feet)	Industrial	Commercial Retail
Total entitlements received	19,300,941	956,309
Total entitlements used	5,296,669	637,695
Entitlements available	14,004,272	318,614

TEJON RANCH
COMMERCE CENTER

MASTER LAND USE PLAN

WHOLLY-OWNED by TEJON RANCH
Income Producing Properties
JOINT VENTURES
Petro Travel Plaza Holdings - 60%*
Rockefeller Group - 50%*
Majestic Realty - 50%*
*Represents TRC's ownership percentage interest
Held by 3rd Party
TRC Land Held for Development
Land with Land Improvements
Land without Land Improvements
99
5
TO BAKERSFIELD
WHEELER RIDGE ROAD
67%
LEASED
DOLLAR
GENERAL
& L'ORÉAL
CATERPILLAR
TRAVEL CENTERS
OF AMERICA
n.a.p.
FAMOUS
FOOTWEAR
PETRO
TRAVEL
PLAZA
OUTLETS
LAVAL ROAD WEST
LAVAL ROAD
HELD FOR
DEVELOPMENT
DOLLAR
GENERAL
VISION & IKEA
MEDIA
IKEA
TO LOS ANGELES
Existing Building
Existing Road
Future Road
N
Miles
0
0.25
0.5

The above land use plan is subject to change based upon economic and market variables.

Commercial/industrial real estate sales:
The logistics operators currently located within TRCC have demonstrated success in serving all of California and the western region of the United States, and we are building from their success in our marketing efforts. We will continue to focus our marketing strategy for TRCC on the significant labor and logistical benefits of our site, the pro-business approach of Kern County, and the success of the current tenants and owners within our development. Our strategy fits within the logistics model that many companies are using, which favors large, centralized distribution facilities which have been strategically located to maximize the balance of inbound and outbound efficiencies, rather than a number of decentralized smaller distribution centers. Operators located within TRCC have demonstrated success through utilization of this model. With access to markets of over 40 million people for next-day delivery service, they are also demonstrating success with e-commerce fulfillment.
We believe that our ability to provide fully-entitled, shovel-ready land parcels to support buildings of any size, especially buildings 1.0 million square feet or larger, can provide us with a potential marketing advantage in the future. We have also expanded our marketing efforts over the last few years to target industrial users in the Santa Clarita Valley of northern Los Angeles County, and the northern part of the San Fernando Valley for whom we may be an attractive provider due to the limited availability of new product and high real estate costs in these locations. Tenants in these geographic areas are typically users of relatively smaller facilities.
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
Our most direct regional competitors are in the Inland Empire, a large industrial area located 60 miles east of Los Angeles, which continues its expansion eastward beyond Riverside and San Bernardino into the Perris, Moreno Valley, and Beaumont regions of Southern California. We also face competition within Northern Los Angeles, which is comprised of the San Fernando Valley and Santa Clarita Valley along with areas north of us in the San Joaquin Valley of California. Strong demand for large distribution facilities is driving development farther east in search for large entitled parcels. As development in the Inland Empire continues to move east and farther away from the ports, our distance from the ports is becoming less of a disadvantage.
During 2019, vacancy rates in the Inland Empire decreased to 3.5% compared to 3.9% in 2018. Increased industrial demand has led to a rise in net absorption which registered a very strong 8,187,200 square feet for the fourth quarter of 2019 and stands at 24,124,500 square feet for the year. Despite robust construction, the vacancy rate continued to decline to historic lows as nearly all new supply was absorbed by large tenants seeking modern logistics centers. Average asking rates increased by 14.5% to the current high-water mark for rental rates in this region when compared with 2018. Low vacancy rates and increased industrial demand has put continued upward pressure on rates with no relief in sight for tenants. As lease rates increase in the Inland Empire, we may begin to have greater pricing advantages due to our lower land basis.
During 2019, vacancy rates in the northern Los Angeles industrial market, which includes the San Fernando Valley and Santa Clarita Valley, remain near an all-time low of 1.4%, compared to 1.6% in 2018. Rents have been increasing for the past six years, and will likely continue to rise in future quarters, but at a slower pace. Future quarters will likely see greater construction activity as rents hit new highs and vacancy rates are at historic lows, especially for larger projects.As industrial vacancy rates are at historic lows, industrial users seeking larger spaces are having to go further north into neighboring Kern County and particularly, TRCC which has attracted increased attention as market conditions continue to tighten. In 2019, the Los Angeles and Long Beach Port container traffic remained high at 14.57 million Twenty-Foot Equivalent Units, or TEU's, which was consistent with the past 3 years. TEU is a measure of a ship's cargo carrying capacity. The dimensions of one TEU are equal to that of a standard shipping container measuring 20 feet long by 8 feet tall.
Joint Ventures:
Our joint venture with TA/Petro owns and operates two travel and truck stop facilities, restaurants, and five separate gas stations with convenience stores within TRCC-West and TRCC-East.
We are involved in three joint ventures with Majestic to develop, lease, manage, and or acquire industrial buildings within TRCC. The three joint ventures currently own and operate three industrial buildings occupying over 1.7 million rentable square feet.

We are involved in three joint ventures with Rockefeller Development Group, which includes the following: 18-19 West LLC, which owns 61.5 acres of land for future development within TRCC-West, TRCC/Rock Outlet Center LLC, which operates the Outlets at Tejon and Five West Parcel LLC. In 2019, Five West Parcel, LLC sold the building and land within the joint venture to a third party at a sales price of $29,088,000, recognizing a gain of $17,537,000. Our 18-19 West LLC joint venture entered into a land purchase option with the third-party who purchased the Five West building and land, to purchase lots 18 and 19 at a price of $13.8 million through the option period ending May 21, 2021. If the option is extended to November 21, 2021, the price increases to $15.2 million. The land option expires in the fourth quarter of 2021.
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
The following table summarizes information with respect to lease expirations for our consolidated entities as of December 31, 2019.

Year of Lease Expiration	Number of Expiring Leases	RSF of Expiring Leases	Annualized Base Rent[1]	Percentage of Annual Minimum Rent
2020	2	2,888	$173	2.88%
2021	7	66,622	$277	4.61%
2022	6	47,614	$278	4.63%
2023	5	4,640	$383	6.38%
2024	—	—	$—	—%
2025	3	57,320	$328	5.46%
2026	3	4,645	$258	4.30%
2027	1	1,801	$62	1.03%
2028[2]	1	—	$14	0.23%
2029[3]	1	1,394,000	$3,768	62.76%
2030	—	—	$—	—%
Thereafter	6	195,915	$463	7.71%
1 - Annualized base rent is calculated as monthly base rent (cash basis) per the lease, as of the reporting period, multiplied by 12. Annualized base rent shown in thousands.
2 - This lease pertains to a communication lease that does not have defined rentable square feet.
3 - This amount includes 32 acres of the PEF ground lease.
One lease expired during the year-ended December 31, 2019. The lease represented less than 5% of annualized base rent.
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our 2019 commercial/industrial activity.

Real Estate - Resort/Residential
Our resort/residential segment activities include land entitlement, land planning and pre-construction engineering, and land stewardship and conservation activities. We have three major resort/residential communities within this segment:

•
Mountain Village at Tejon Ranch, which has entitlement approvals, an approved tentative tract map for the first four phases of residential development and an approved commercial site plan for the first phase of commercial development;

•
Centennial at Tejon Ranch, which had entitlements approved in December 2018, a decision the Los Angeles County Board of Supervisors affirmed in April 2019, finalizing legislative approvals for the project;

•
Grapevine at Tejon Ranch, which is on land owned within Kern County, received entitlement approvals in 2016. On December 11, 2018, the Kern County Superior Court ruled we had to amend our EIR by preparing supplemental environmental documentation to further analyze the Grapevine project’s internal capture rate (ICR), which is the percent of vehicle trips remaining within the project.  On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated EIR prepared in response to the court ruling and reapproved the development of Grapevine unanimously.

The entitlement process precedes the regulatory approvals necessary for land development and routinely takes several years to complete. The Conservation Agreement we entered into with five major environmental organizations in 2008 is designed to minimize opposition from environmental groups to these projects and eliminate or reduce the time spent in litigation once governmental approvals are received. Litigation by environmental and other special interest groups have been a primary cause of delays and increased costs for real estate development projects in California. For discussion on legal matters pertaining to our developments, see Note 14 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements.
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

Mountain Village at Tejon Ranch:
MV is planned to be an exclusive, low-density, resort-based community that will provide owners and guests with a wide variety of recreational opportunities, lodging and spa facilities, putting greens, a range of housing options, and other exclusive services and amenities that are designed to distinguish MV as the resort community of choice for the Southern California market. MV is being developed by Tejon Mountain Village LLC, or TMV LLC, a wholly owned subsidiary of the Company. MV encompasses 26,417 acres, including 5,082 acres for a mixed use master planned community to include housing, retail, and commercial components. MV is entitled for 3,450 homes, 160,000 square feet of commercial development, 750 hotel keys, and 21,335 acres of open space. The first tentative tract map for the project, which includes 752 residential lots, was approved by Kern County in December 2017.
We are working toward delivering the first phase of the 160,000 square foot commercial center that we call Farm Village. Farm Village will serve as the commercial center and community gathering place for MV residents and visitors, as well as the gateway to MV. Farm Village will include fresh culinary offerings, artisan markets, boutique lodging, and an array of trails, gardens, and agriculture that will be intertwined to create the most unique, relaxing and “edu-taining” experience while fulfilling the needs of residents of MV. In April 2018, we obtained commercial site plan approval from Kern County for the first phase of the Farm Village consisting of 53,180 square feet.
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
Centennial at Tejon Ranch:
The Centennial development is a mixed use master planned community development encompassing 12,323 acres of our land within Los Angeles County. Centennial is entitled for 19,333 homes and 10.1 million square feet of commercial development. Centennial will incorporate business districts, schools, retail and entertainment centers, medical facilities and other commercial office and light industrial businesses that, when complete, will create a substantial number of jobs. The project is being developed by Centennial Founders, LLC, a consolidated joint venture in which we have a 92.57% ownership interest as of December 31, 2019. Centennial is envisioned to be an ecologically friendly community that will achieve a jobs-housing balance.
In December 2018, the Los Angeles County Board of Supervisors took action to approve the Specific Plan and 30 year Development Agreement for Centennial by a vote of 4-1. In April 2019, the Los Angeles County Board of Supervisors' affirmed their final approval of Centennial.
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
Grapevine at Tejon Ranch:
Grapevine is a mixed-use master planned community encompassing 8,010 acres of our lands within Kern County located on the San Joaquin Valley floor, adjacent to TRCC. Grapevine is entitled for 12,000 homes, 5.1 million square feet for commercial development, and more than 3,367 acres of open space and parks. The 4,643 acres designated for mixed use development will include housing, retail, commercial, and industrial components. On December 6, 2016, the Kern County Board of Supervisors unanimously approved the specific plan and the Environmental Impact Report, or EIR, for the development of the Grapevine community, which included approval for land use designation, zoning and a development agreement. On December 11, 2018, the Kern County Superior Court ruled that portions of the EIR required corrections and ordered that the County rescind the Grapevine project approvals until a supplemental environmental analysis addressing the corrections was completed. On December 10, 2019, the Kern County Board of Supervisors adopted the supplemental re-circulated EIR prepared in response to the court ruling, and reapproved the development of Grapevine unanimously.

The greatest competition for the Centennial and Grapevine communities will come from California developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. The developments in these areas will be providing similar housing product as our developments. The principal factors of competition in this industry are product segmentation, pricing of product, amenities offered, and location. We will attempt to differentiate our developments through our unique setting, land planning and different product offerings. MV will compete generally for discretionary dollars that consumers will allocate to recreational and residential homes.
The following is a summary of the Company's residential real estate developments as of December 31, 2019:

Community:	Mountain Village	Grapevine	Centennial	Resort
Location:	Kern County	Kern County	Los Angeles County	Residential
Project Status[1]:	Entitled	Entitled	Entitled	Total
Entitlement Area (acres):	26,417	8,010	12,323	46,750
Housing Units:	3,450	12,000	19,333	34,783
Commercial Development (sqft)[2]:	160,000	5,100,000	10,100,000	15,360,000
Open Areas (acres):	21,335	3,367	5,624	30,326
Costs to Date[3]:	$142,567	$34,813	$104,491	$281,871
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
We do not expect increased oil production in 2020 if prices remain at current levels. Water sales opportunities for 2020 will depend on rain and snowfall volume along with California State Water Project, or SWP, allocations. As of March 1, 2020, the 2020 SWP allocation is at 15% of entitled amounts.
We lease certain portions of our land to oil companies for the exploration and production of oil and gas. We however do not engage in any oil exploration or extraction activities. As of December 31, 2019, 10,332 acres were committed to producing oil and gas leases from which the operators produced and sold approximately 220,000 barrels of oil and 312,000 MCF (each MCF being 1,000 cubic feet) of dry gas during 2019. Our share of production, based upon average royalty rates during the last three years, has been 78, 89, and 108 barrels of oil per day for 2019, 2018, and 2017, respectively. There are 314 active oil wells located on the leased land as of December 31, 2019. Royalty rates on our leases averaged approximately 13.2% of oil production in 2019.
Estimates of oil and gas reserves on our properties are unknown to us. We do not make such estimates, and our lessees do not make information concerning reserves available to us.
We have approximately 2,000 acres under lease to National, for the purpose of manufacturing Portland cement from limestone deposits found on the leased acreage. National owns and operates a cement manufacturing plant on our property with a capacity of approximately 1,000,000 tons of cement per year. The amount of payment that we receive under the lease is based upon shipments from the cement plant. In 2019, payments increased despite a small decline in production due to the rising cost of cement caused by an increase in regional construction. The term of this lease expires in 2026, but National has options to extend the term for successive periods of 20 and 19 years. Proceedings under environmental laws relating to the cement plant are in process. The Company is indemnified by the current and former tenants, and at this time, we have no cost related to the issues at the cement plant. See Item 3, “Legal Proceedings,” for a further discussion.

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
In August 2015, we entered into a water sale agreement with PEF, our current lessee under a power plant lease. PEF may purchase from us up to 3,500 acre feet of water per year through July 2030, with an option to extend the term. PEF is under no obligation to purchase water from us in any year, but is required to pay us an annual option payment equal to 30% of the maximum annual payment. The price of the water under the agreement is $1,154 per acre-foot of annual water in 2020, subject to 3% annual increases for the duration of the lease agreement. The Company's commitments to sell this water can be met through current water sources.
Farming Operations
In the San Joaquin Valley, we farm permanent crops including the following acreage: wine grapes— 835; almonds—2,129 (1,384 in production and 745 not in production); and pistachios—1,053. We manage the farming of alfalfa and forage mix on 626 acres in the Antelope Valley, and we periodically lease 720 acres of land that is used for the growing of vegetables but also can be used for the development of permanent crops such as almonds.
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
Sales of our grape crop typically occur in the third and fourth quarters of the calendar year. Sales of our pistachio and almond crops also typically occur in the third and fourth quarters of the calendar year, but can occur up to a year or more after each crop is harvested.
In 2019, we sold 63% of our grape crop to one winery, 24% to a second winery and the remainder to two other customers. These sales are under contracts ranging from one to 8 years. In 2019, our almonds were sold to various commercial buyers, with the largest buyer accounting for 42% of our crop. We sold pistachios to three customers with the largest accounting for 49% of our crop. We do not believe that we would be adversely affected by the loss of any or all of these large buyers because of the markets for these commodities, the large number of buyers that would be available to us, and the fact that the prices for these commodities do not vary based on the identity of the buyer or the size of the contract.
Our almond, pistachio, and wine grape crop sales are highly seasonal with a majority of our sales occurring during the third and fourth quarters. Nut and grape crop markets are particularly sensitive to the size of each year’s world crop and the demand for those crops. Large crops in California and abroad can rapidly depress prices. Crop prices, especially almonds, are also adversely affected by a strong U.S. dollar which makes U.S. exports more expensive and decreases demand for the products we produce. The low value of the U.S. dollar in prior years has helped to maintain strong almond prices in overseas markets, but we are now seeing this change as the U.S. dollar has strengthened against the Euro and Chinese Yuan from 2018 through the end of 2019. The full potential impact of an increasing U.S. dollar to our pricing and revenue is difficult to quantify. In 2019, prices for almonds and pistachios are materially consistent with 2018. Lastly, the recent coronavirus outbreak in China may disrupt the flow of trade associated with our crops. It is currently too early to determine what impact, if any, the coronavirus may have on the almond and pistachio industry.
Weather conditions could impact the number of tree and vine dormant hours, which are integral to tree and vine growth. We will not know the impact of current weather conditions on 2020 production until the early summer of 2020.
At this time the State Department of Water Resources has announced that the estimated water supply for 2020 will be at 15% of full entitlement. This allocation is expected to change based upon winter storms. The current 15% allocation of SWP water alone is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs. It is too early in the year to determine the impact of 2020 water supplies and its impact on 2020 California crop production for almonds, pistachios, and wine grapes. See discussion of water contract entitlement and long-term outlook for water supply under Item 2, “Properties.” Also see Note 6. (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.

Ranch Operations
Ranch operations consist of game management revenues and ancillary land uses such as grazing leases and filming. Within game management, we operate our High Desert Hunt Club, a premier upland bird hunting club. The High Desert Hunt Club offers over 6,400 acres and 35 hunting fields, each field providing different terrain and challenges. The hunting season runs from mid-October through March. We also sell individual hunting packages as well as seasonal hunting memberships.
Approximately 256,000 acres are used for two grazing leases, which account for 44% of total revenues from ranch operations at December 31, 2019.
Ranch operations also includes Hunt at Tejon, which offers a wide variety of guided big game hunts, including trophy Rocky Mountain elk, deer, turkey and wild pig. We offer guided hunts and memberships for both the Spring and Fall hunting seasons. At December 31, 2019, game management accounts for 34% of the total revenue from ranch operations.
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
Environmental Sustainability
Environmental stewardship, or sustainability, is one of Tejon Ranch Co.’s core values, along with quality and visionary innovation. This commitment to sustainability manifests itself in many ways across the Company and its operations.

Climate Change
The Company maintains policies intended to both reduce its carbon footprint and proactively sequester, or capture and store, carbon.

•
Since 2008, the Company has voluntarily conserved 240,000 acres of its land covered by trees and other vegetation. A recent analysis conducted for the Company by Dudek Environmental Services determined that this acreage effectively sequesters 3.3 million tons of carbon. That equals the volume of carbon produced in a single year by 2.5 million passenger vehicles-10% of California’s 2019 passenger vehicle fleet.

•
Solar power is used significantly within TRCC. For example, in 2019 the Company installed a solar covered parking structure at the Outlets at Tejon. The structure covers 1.85 acres and is projected to offset 83% of the center’s electricity needs for shared spaces and produce 1,076,000 kWh of clean energy every year. In addition, the IKEA distribution center at TRCC features a 1.8 MW photovoltaic solar array covering 370,000 square feet of the warehouse’s rooftop. The system handles the power needs of IKEA’s distribution center and provides power into the electric grid as well.

•
The Company has entered into a lease with Calpine Energy, a power generating company, for the development of a 600-acre industrial-sized solar field. Located immediately adjacent to Calpine’s PEF, a natural gas and steam powered generating plant in the San Joaquin Valley portion of the Ranch, the solar array is expected to produce approximately 100 MW of power once fully operational.

•	The Company’s three master planned mixed use residential communities are also designed to make use of renewable energy sources:

◦	At Grapevine, 50% or more of its energy supply will be produced on site by renewable sources.

◦	All homes in Mountain Village will feature roof-top photovoltaic solar arrays.

◦	Centennial will be net zero-energy, with the entire community being powered with its own clean, renewable energy sources.

Air Quality

•
The Company has contracted with the San Joaquin Valley Unified Air Pollution Control District (“SJVUAPCD”) to pre-mitigate air emissions related to the Company’s current development at TRCC-East, and future development at Mountain Village and Grapevine. As of 2019, the SJVUAPCD had fully offset current air emissions at TRCC-East, as well as future emissions projected to occur at full build-out of the project.

•
Nearly two decades ago, the Company helped establish and has continuously supported Valley Clean Air Now (“VCAN”), a non-profit, 501(c)(3) public charity that advances quantifiable and voluntary solutions addressing air pollution in California’s San Joaquin Valley, a region with some of the worst air quality and highest poverty levels in the United States.  The Company continues to support VCAN in its mission to improve public health and quality of life in disadvantaged communities located in the region.

◦
VCAN’s programs deliver $850 smog repair vouchers and $9,500 in down payment incentives to low-income residents in the region so they can replace high-polluting vehicles with used plug-in or hybrid cars.

◦
In the past five years, VCAN has helped more than 35,000 households improve their vehicle emissions by completing over 20,000 smog repairs and providing more than 26,000 smog repair vouchers.  Additionally, VCAN’s vehicle replacement program has delivered more than 2,000 plug-in electric vehicles.  Based on pre- and post-repair emission capture readings, VCAN’s vehicle repair and replacement work has generated 692 tons of oxides of nitrogen (also known as “NOx”), 71 tons of carbon monoxide, and 90 tons of hydro-carbon emission reductions.

Water Conservation

•	At TRCC-East, all water used for irrigation purposes is reclaimed water from the water treatment plant. Landscaping at the Outlets at Tejon consists of drought-tolerant, native planting material.

•
Each of the Company’s master planned mixed use residential communities will feature state-of-the-art water conservation measures, reclaimed water for irrigation, stormwater capture, and drought-tolerant landscaping.

•	The Company’s agricultural operations use highly efficient drip irrigation to water its orchards and vineyards.
Customers
During 2019, our PEF power plant lease accounted for 9% of total revenues. In 2018 and 2017, the PEF power plant lease generated 9% and 11% of our total revenues, respectively. No other customer represents 5% or more of our revenues in 2019 and 2018.
Organization
Tejon Ranch Co. is a Delaware corporation incorporated in 1987 to succeed the business operated as a California corporation since 1936.
Employees
At December 31, 2019, we had 106 full-time employees. We believe that we have good relations with our employees. We have adopted a Compliance with State and Federal Statutes, Rules and Regulations Reporting Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified quarterly. None of our employees are covered by a collective bargaining agreement.
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

Information about our Executive Officers
The following table shows each of our executive officers and the offices held as of March 10, 2020, the period the offices have been held, and the age of the executive officer.

Name	Office	Held since	Age
Gregory S. Bielli	President and Chief Executive Officer, Director	2013	59
Allen E. Lyda	Executive Vice President and Chief Operating Officer	2019	62
Hugh McMahon	Executive Vice President, Real Estate	2014	53
Robert D. Velasquez	Senior Vice President, Chief Financial Officer	2019	53
Michael R.W. Houston	Senior Vice President, General Counsel	2016	45
A description of present and prior positions with us, and business experience is given below.
Mr. Bielli has been employed by the Company since September 2013. Mr. Bielli joined the Company as President and Chief Operating Officer and became President and Chief Executive Officer on December 17, 2013. Prior to joining the Company, Mr. Bielli was President of Newland Communities' Western Region, a diversified real estate company, and was responsible for overseeing management of all operational aspects of Newland's real estate projects in the region. Mr. Bielli worked with Newland Communities from 2006 through August 2013.
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
Mr. Velasquez joined the Company as Vice President of Finance in 2014. Mr. Velasquez's title was subsequently changed, in 2015, to Vice President of Finance and Chief Accounting Officer to more accurately describe the responsibilities of his office. Prior to joining the Company, Mr. Velasquez served as an Executive Director at Ernst & Young in their audit and assurance practice section. Mr. Velasquez worked with Ernst & Young from 1999 through 2014. Mr. Velasquez holds a B.S. in Business Administration – Option: Accounting from California State University, Los Angeles. Mr. Velasquez is a Certified Public Accountant in the state of California. On January 1, 2018 he was promoted to Senior Vice President, Finance and Chief Accounting Officer. On January 1, 2019, he was appointed Chief Financial Officer.
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
We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely. Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Federal and state environmental laws also govern the construction and operation of our projects and require compliance with various environmental regulations, including analysis of the environmental impact of our projects and evaluation of our reduction in the projects’ carbon footprint and greenhouse gas emissions. Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, mitigation and processing land use applications, or preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. Certain groups opposed to development have made clear they intend to oppose our projects vigorously, so litigation challenging their approval is expected. Currently, the Centennial entitlement approval has been opposed through litigation against the Company and Los Angeles County. At Grapevine, the issues most commonly cited in opponents’ public comments include the poor air quality of the San Joaquin Valley air basin, potential impacts of projects on the California condor and other species of concern, the potential for our lands to function as wildlife movement corridors, potential impacts of our projects on traffic and air quality in Los Angeles County, emissions of greenhouse gases, water availability and criticism of proposed development in rural areas as being “sprawl.” In addition, California has a specific statutory and regulatory scheme intended to reduce greenhouse gas emissions in the state and efforts to enact federal legislation to address climate change concerns could require further reductions in our projects’ carbon footprint in the future.
Until governmental entitlements are received, we will have a limited inventory of real estate. Each of our four current and planned real estate projects, TRCC, Centennial, MV, and Grapevine involve obtaining various governmental agency permits and/or entitlements. Any future projects will also involve obtaining government permits and/or entitlements. A delay in obtaining governmental approvals could lead to additional costs related to these developments and potentially lost opportunities for the sale of lots to developers and land users.

We are in competition with several other developments for customers and residents. Within our real estate activities, we are in direct competition for customers with other industrial sites in Northern, Central, and Southern California. We are also in competition with other highway interchange locations using Interstate 5 and State Route 99 for commercial leasing opportunities. Once they receive all necessary permits and approvals, Centennial and Grapevine will ultimately compete with other residential housing options in the region, such as developments in the Santa Clarita Valley, Lancaster, Palmdale, and Bakersfield. MV will compete generally for discretionary dollars that consumers will allocate to recreation and second homes, so its competition will include a greater area and range of projects. Intense competition may decrease our sales and harm our results of operations.
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
We have in the past and may in the future encounter other risks that could impact our ability to develop our land. We have in the past and may in the future encounter other difficulties in developing our land, including:

•	Difficulty in securing adequate water resources for future developments;

•	Natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding, and heavy winds;

•	Shortages of qualified trades people;

•	Reliance on local contractors, who may be inadequately capitalized;

•	Shortages of materials; and

•	Increases in the cost of materials.
A prolonged downturn in the real estate market or instability in the mortgage and commercial real estate financing industry, could have an adverse effect on our real estate business. Our residential housing projects, Centennial, MV, and Grapevine, are currently in the litigation phase, permitting phase, or are fully entitled and waiting for development to begin. If a downturn in the real estate market or an instability in the mortgage and commercial real estate financing industry exists at the time these projects move into their development and marketing phases, our resort/residential business could be adversely affected. An excess supply of homes available due to foreclosures or the expectation of deflation in housing prices could also have a negative impact on our ability to sell our inventory when it becomes available. The inability of potential commercial/industrial clients to get adequate financing for the expansion of their businesses could lead to reduced lease revenues and sales of land within our industrial development.
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
The process of a project's development begins, and financial and other resources are committed long before a real estate project comes to market, which could occur at a time when the real estate market is depressed. It is also possible in a rural area like ours that no market for the project will develop as projected.
The inability of a client tenant to pay us rent adversely affects our business. Our commercial revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If our client tenants fail to make rental payments under their leases, our financial condition and cash flows could be adversely affected.
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
We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to client tenants. Our properties are subject to increases in operating expenses including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. We cannot be certain that our client tenants will be able to bear the full burden of costs such as real estate taxes, insurance, utilities, common area and other expenses that we pass along through our leases, or that such increased costs will not lead them, or other prospective client tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents, if operating expenses increase without a corresponding increase in revenues, our profitability could diminish.
From time to time we experience shortages or increased costs of labor and supplies or other circumstances beyond our control that cause delays or increased costs within our industrial development, which can adversely affect our operating results. Our ability to develop our current industrial development has in the past and may in the future be adversely affected by circumstances beyond our control including: work stoppages, labor disputes and shortages of qualified trades people; changes in laws relating to union organizing activity; and shortages, delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing infrastructure and buildings within our industrial development. If any of the above happens, our operating results could be harmed.
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

Volatile oil and natural gas prices could adversely affect our cash flows and results of operations. Our cash flows and results of operations are dependent in part on oil and natural gas prices, which are volatile. Oil and natural gas prices also impact the amount we receive for our mineral leases. Moreover, oil and natural gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and natural gas; weather; political conditions in other oil-producing countries, including the possibilities of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets; and the effect of worldwide energy conservation measures and governmental regulations. Substantial or extended decline in the price of oil and gas could have a negative impact on our business, liquidity, financial condition and results of operations. Substantial or extended declines in future natural gas or crude oil prices could have an adverse effect on our future business, liquidity, financial condition and results of operations.
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
Natural and manmade disasters, public health crises, political instability, and other potentially catastrophic events may have an adverse impact on our business and operating results and could decrease the value of our assets. Natural and manmade disasters, public health crises, political instability, and other potentially catastrophic events including terrorist attacks, particularly those that may cause a decline in global economic activity could have a material adverse impact on our business, our operating results, and the market price of our common stock. Catastrophic events occurring anywhere in the world may result in declining economic activity, which could reduce the demand for and the value of our properties. To the extent that catastrophic events impact our client tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations. Disruptions to the global economy can also impact demand for and the prices of our products, which could adversely affect our future cash flow and results of operations.
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
Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to our security and our customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of the data. We remain potentially vulnerable to additional known or unknown threats despite our attempts to mitigate these risks. We also may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Our efforts to protect sensitive, confidential or personal data or information, may nonetheless leave us vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Additionally, violations of privacy or cybersecurity laws (including the recently-passed California Consumer Privacy Act), regulations or standards increasingly lead to class-action and other types of litigation, which can result in substantial monetary judgments or settlements. Therefore, any such security breaches could have a material adverse effect on us.
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

We have borrowing arrangements with financial institutions that calculate interest based on LIBOR. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks, or LIBOR-based debt instruments. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. Furthermore, the use of alternative reference rates or other reforms could cause the interest rate calculated for the LIBOR-based debt instruments to be materially different than expected. Lastly, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.

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
Concentrated ownership of our Common Stock creates a risk of sudden change in our share price. As of March 10, 2020, directors and members of our executive management team beneficially owned or controlled approximately 20.9% of our Common Stock. Investors who purchase our Common Stock may be subject to certain risks due to the concentrated ownership of our Common Stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our Common Stock. In addition, the registration and sale of any significant number of additional shares of our Common Stock will have the immediate effect of increasing the public float of our Common Stock and any such increase may cause the market price of our Common Stock to decline or fluctuate significantly.
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
The remainder of our land, approximately 23,000 acres, is in Los Angeles County. This area is accessible from Interstate 5 via Highway 138. Los Angeles County has adopted general plan policies that contemplate future residential development of portions of this land, subject to further assessments of environmental and infrastructure constraints. In April 2019, the Los Angeles County Board of Supervisors' affirmed their final approval of Centennial, and now the 19,333 residential units are fully entitled. See Item 1, “Business—Real Estate Development Overview.”
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
In addition to the WRMWSD contract water entitlements, we have an additional water entitlement from the SWP sufficient to service a substantial amount of future residential and/or commercial development in Kern County. TCWD, a local water district serving our land in the district and land we have sold in TRCC, has 5,749 acre-feet of SWP entitlement (also called Table A amount), subject to SWP allocations. In addition, TCWD has 60,555 acre-feet of water stored in Kern County water banks. Both the entitlement and the banked water are the subject of a long-term water supply contract extending to 2035 between TCWD and the Company. TCWD is the water supplier to TRCC, and will be the principal water supplier for any significant mixed use development in MV. TCWD will also be the water district that provides services to Grapevine.
We have a 150-acre water bank consisting of nine ponds on our land in southern Kern County. Water is pumped into these ponds and then percolates into underground aquifers. Since 2006, we have banked 50,349 acre-feet of water from the Antelope Valley-East Kern Water Agency, or AVEK, which has been pumped from the California aqueduct and is currently retained in this water bank. We anticipate adding additional water to the water bank in the future, as water is available.
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
The initial term of the water purchase agreement with Nickel runs through 2044 and includes a Company option to extend the contract for an additional 35 years. This contract allows us to purchase water each year. The purchase cost of water in 2019 was $769 per acre-foot. Purchase costs are subject to annual cost increases based on the greater of the consumer price index and 3%, resulting in a 2020 purchase cost of $793 per acre-foot.
The water purchased will ultimately be used in the development of the Company’s land for commercial/industrial development, residential development, and farming. Interim uses may include the sale of portions of this water to third party users on an annual basis until the water is fully used for the Company’s internal uses.
During 2019, SWP allocations were 75% of contract levels, and WRMWSD was able to supply us with water from various sources that when combined with our water sources provided sufficient water to meet our farming and real estate demands. In some years, there is also sufficient runoff from local mountain streams to allow us to capture some of this water in reservoirs and utilize it to offset some of the SWP water. In years where the supply of water is sufficient, both WRMWSD and TCWD are able to bank (percolate into underground aquifers) some of their excess supplies for future use. At this time, Wheeler Ridge expects to be able to deliver our entire contract water entitlement in any year that the SWP allocations exceed 30% by drawing on its ground water wells and water banking assets. Based on historical records of water availability, we do not believe we have material problems with our water supply. However, if SWP allocations are less than 30% of our entitlement in any year, or if shortages continue for a sustained period of several years, then WRMWSD may not be able to deliver 100% of our entitlement and we will have to rely on our own ground water sources, mountain stream runoff, water transfer from other sources, and water banking assets to supply the needs of our farming and development activities. Water from these sources may be more expensive than SWP water because of pumping costs and/or transfer costs. A 15% preliminary SWP water allocation has been made by the California Department of Water Resources, or DWR, for 2020. The current 15% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in, should allow us to have sufficient water for our farming needs for the next year.
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
The Sustainable Groundwater Management Act, or SGMA, is a sustainable groundwater framework that became effective January 1, 2015. For the water districts in which the Company participates in the San Joaquin Valley, Groundwater Sustainability Plans are to be developed by 2020 and 2022. Through these plans it will have to be demonstrated to the satisfaction of the Department of Water Resources, that the basins are "sustainable" and in balance by 2040, which could ultimately lead to restrictions on the use of groundwater. The Company's Kern County agricultural lands and development lands are located in the White Wolf Basin and the Castac Lake Basin, which are basins that are currently not over-drafted, so there is no anticipation at this time of any restriction related to manageable uses of ground water. However, the Company's lands are in relatively good condition because of the diverse inventory of surface water supplies and banked water that the Company has access to as mentioned above.
There have been many environmental challenges regarding the movement of SWP water through the Sacramento Delta. Operation of the Delta pumps are of primary importance to the California water system because these pumps are part of the system that moves water from Northern California to Southern California. Biological Opinions, or BiOps, issued by the U.S. Fish and Wildlife Service, or FWS, and National Marine Fisheries Service, or NMFS, in 2008 and 2009 contained restrictions on pumping from the Delta and were challenged in the courts by both water agencies and environmental groups, which challenges were for the most part unsuccessful.  Since then a number of developments have occurred that affect or potentially affect SWP supplies from the Delta.
One development concerns the Coordinated Operation Agreement, or COA, that DWR and the Bureau of Reclamation, or the Bureau, which operates pumps in the Delta to supply water to its Central Valley Project, or CVP, entered into in 1986. The COA governs the concurrent state and federal pumping operations in the Delta. DWR and the Bureau renegotiated the COA in late 2018 to bring the COA up to date with various physical and legal changes that occurred over the course of thirty years. The renegotiated COA has generally resulted in reduced deliveries to SWP contractors.
Another is DWR’s plan for construction of a facility to convey water through the Delta in the form of a tunnel system that would divert water at or near the northern end of the Delta and convey the water underground via tunnel for delivery at or near the southern end of the Delta. Originally envisioned as a two-tunnel system known as California WaterFix, that project was rescinded and has been replaced with a proposed downsized single-tunnel system referred to as the Delta Conveyance Project, or DCP. As of January, 2020, DWR has begun the environmental review process for the DCP by issuance of a Notice of Preparation of an EIR under CEQA, and DWR has been negotiating an agreement in principle with the SWP Contractors for terms of an amendment to the SWP long-term water supply contracts that if approved would provide for addition of the DCP to the SWP. The DCP is intended to increase the amount of water available for delivery through the Delta, particularly in wet years.
Another is the “Reinitiation of Consultation on the Coordinated Long Term Operation of the Central Valley Project and State Water Project.” This is a process that DWR and the Bureau jointly requested in 2016. It has resulted in new federal FWS and NMFS BiOps under Federal Endangered Species Act, or ESA, which are intended to enhance reliability of water available for pumping out of the Delta based on updated best available science. The State of California has noticed its intent to file a legal challenge to the new BiOps, which are currently being challenged in court by various non-governmental organizations under the ESA. Consequently, it is uncertain whether and when operations under the new BiOps will take effect.
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

We paid $2,569,000 and $2,570,000 in special taxes related to the CFDs in 2019 and 2018, respectively. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. It is expected that we will have special tax payments in 2020 of $2,598,000, but this could change in the future based on the amount of bonds outstanding within each CFD and the amount of taxes paid by other owners and tenants. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2019.
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
Our Common Stock trades under the symbol TRC on the New York Stock Exchange.
As of February 29, 2020, there were 286 registered owners of record of our Common Stock.
No cash dividends were paid in 2019 or 2018 and at this time there is no intention of paying cash dividends in the future.
For information regarding equity compensation plans pursuant to Item 201(d) of Regulation S-K, please see Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, below.
The annual stockholder performance graph will be provided separately in our annual report to stockholders.
ITEM 6.     SELECTED FINANCIAL DATA

($ in thousands)	2019	2018	2017	2016	2015
Total revenues, including investment and other income (loss)	$48,938	$46,904	$35,442	$46,899	$52,056
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	$(2,016)	$1,721	$(7,331)	$(5,845)	$(2,287)
Equity in earnings of unconsolidated joint ventures	$16,575	$3,834	$4,227	$7,098	$6,324
Net income (loss)	$10,579	$4,235	$(1,821)	$757	$2,912
Net (loss) attributable to noncontrolling interests	$(1)	$(20)	$(24)	$(43)	$(38)
Net income (loss) attributable to common stockholders	$10,580	$4,255	$(1,797)	$800	$2,950

Total assets	$539,422	$529,048	$518,199	$439,541	$431,919
Long-term debt	$61,897	$65,915	$69,959	$73,867	$74,215
Equity	$445,624	$434,672	$426,810	$334,709	$331,308
Net income (loss) per share attributable to common stockholders, diluted	$0.40	$0.16	$(0.08)	$0.04	$0.14

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Financial Highlights
For 2019, net income attributable to common stockholders was $10,580,000 compared to net income attributed to common stockholders of $4,255,000 in 2018. Over the comparative period, commercial/industrial segment revenues and results from our commercial joint ventures improved $7,822,000 and $12,741,000, respectively. Improvements in commercial revenues were attributed to land and building contributions to two joint ventures, while our joint ventures improved because of improved fuel and non fuel margins within our TA/Petro joint venture along with recognizing a substantial gain stemming from the sale of the building and land previously held by our Five West Parcel joint venture. These improvements were offset by reduced mineral resources revenues of $4,604,000 resulting from a lack of water sales opportunities due to the wet 2019 winter rain season, an increase in commercial/industrial expenses of $6,715,000 as a result of land and building costs associated with the joint venture contributions discussed earlier, and a $1,765,000 increase in other losses associated with the abandonment of a wine grape vineyard that will no longer be farmed and pension related expenses.
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
For the year ended December 31, 2019, we had no material lease renewals.

During 2020, we will continue to invest funds towards litigation defense, permits, and maps for our master plan mixed use developments and for master project infrastructure and vertical development within our active commercial and industrial development. Securing entitlements for our land is a long, arduous process that can take several years and involves litigation. During the next few years, our net income will fluctuate from year-to-year based upon, among other factors, commodity prices, production within our farming segment, the timing of land sales and the leasing of land and/or industrial space within our industrial developments, and equity in earnings realized from our unconsolidated joint ventures.
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
From time to time the Company sells easements over its land. The easements are either in the form of rights of access granted for such things as utility corridors or are in the form of conservation easements that generally require the Company to divest its rights to commercially develop a portion of its land, but do not result in a change in ownership of the land or restrict the Company from continuing other revenue generating activities on the land. Sales of easements are accounted for in accordance with the five-step model under Accounting Standards Codification Topic 606, or ASC 606. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. Since easements generally do not impose any significant continuing performance obligations on the Company, revenue from easement sales are generally recognized in the period the sale has closed and consideration has been received.

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
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price may be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community.
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
Stock-Based Compensation - We apply the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation” in accounting for long-term stock-based incentive plans. Our stock-based compensation plans include both restricted stock units and restricted stock grants. We have not issued any stock options to employees or directors since January 2003, and our 2019 financial statements do not reflect any compensation expenses for stock options. All stock options issued in the past have been exercised or forfeited.
We make stock awards to employees based upon time-based criteria and through the achievement of performance-related objectives. Performance-related objectives are either stratified into threshold, target, and maximum goals or based on the achievement of a milestone event. These stock awards are currently being expensed over the expected vesting period based on each performance criterion. We make estimates as to the number of shares that will actually be granted based upon estimated ranges of success in meeting the defined performance measures. If our estimates of performance shares vesting were to change by 25%, stock compensation expense would increase or decrease by approximately $1,220,000 depending on whether the change in estimate increased or decreased shares vesting. The Company also has performance share grants that contain both performance-based and market-based conditions. Compensation cost for these awards is recognized based on either the achievement of the performance-based conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions results in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.
See Note 11. (Stock Compensation - Restricted Stock and Performance Share Grants), of the Notes to Consolidated Financial Statement for total 2019 stock compensation expense related to stock grants.
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

Results of Operations by Segment
We evaluate the performance of our reporting segments separately to monitor the different factors affecting financial results. Each reporting segment is subject to review and evaluation as we monitor current market conditions, market opportunities, and available resources. The performance of each reporting segment is discussed below:
Real Estate – Commercial/Industrial

($ in thousands)	2019	2018	2017
Commercial/industrial revenues
Pastoria Energy Facility Lease	$4,573	$4,056	$3,854
TRCC Leasing	1,815	1,760	1,748
TRCC management fees and reimbursements	1,172	822	1,083
Commercial leases	658	692	652
Communication leases	924	904	808
Landscaping and other	1,029	736	783
Land sales	6,621	—	73
Total commercial revenues	$16,792	$8,970	$9,001
Total commercial expenses	$12,961	$6,246	$6,529
Operating income from commercial/industrial	$3,831	$2,724	$2,472
2019 Operational Highlights:

•
During 2019, commercial/industrial segment revenues increased $7,822,000, or 87.2%, from $8,970,000 in 2018 to $16,792,000. The increase was primarily attributable to revenues of $6,621,000 recognized as a result of asset contributions to unconsolidated joint ventures of 1) land, and 2) land and building. We contributed 34.85 acres to TRC-MRC 3, with recognized revenues of $4,317,000, and a 4,900 square-foot multi-tenant building and land to our TA-Petro joint venture, with recognized revenues of $2,303,000. Please refer to Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) for additional discussion.

•
Also contributing to the increase in commercial/industrial revenues was a $517,000 increase in PEF revenues which was primarily associated with a catch-up of its 2018 spark spread revenues that were above original estimates.

•
Commercial/industrial real estate segment expenses increased $6,715,000, or 107.5%, from $6,246,000 in 2018 to $12,961,000 in 2019. During 2019, as a result of the two land and building contributions mentioned above, the Company recorded cost of land and building sale of $4,748,000. Additionally, the Company also experienced an increase in fixed water assessments of $1,958,000.

2018 Operational Highlights:

•
During 2018, commercial/industrial segment revenues decreased $31,000, or 0.3%, from $9,001,000 in 2017 to $8,970,000. The reduction was primarily attributable to land sale revenues of $73,000 in 2017, whereas we did not have any land sales in 2018. The Company noted a decrease in TRCC management fees as a result of not earning a developer fee from the construction of an industrial building within its TRC-MRC 1 joint venture as it had in 2017.

•
Commercial/industrial real estate segment expenses decreased $283,000, or 4.3%, from $6,529,000 in 2017 to $6,246,000 in 2018. During 2018, payroll, overhead, stock compensation and bonuses decreased $887,000, due to reassignment of resources within the Company, while professional services also decreased $194,000. The above reductions were partially offset by increases in fixed water assessments of $727,000 and fees of $107,000.

For 2020, we expect the commercial/industrial segment to continue to experience costs, net of amounts capitalized, primarily related to professional service fees, marketing costs, commissions, planning costs, and staffing costs as we continue to pursue development opportunities. These costs, as well as fixed water assessments, are expected to remain consistent with current levels of expense with any variability in the future tied to specific absorption transactions in any given year.
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

See Item 1, “Business – Real Estate Development Overview” for discussion of the market outlook for the next year.
Real Estate – Resort/Residential
Our resort/residential segment activities in include defending entitlements, land planning and pre-construction engineering and conservation activities for our Centennial, Grapevine, and MV projects.
We are in the preliminary stages of development; hence, no revenues are attributed to this segment for these reporting periods.
2019 Operational Highlights:

•
In 2019, resort/residential segment expenses increased $717,000 to $2,247,000, or 47%, when compared to $1,530,000 in 2018. The higher expenses were attributable to an increase in professional services of $720,000 associated with strategic planning efforts.

2018 Operational Highlights:

•
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

The resort/residential segment will continue to incur costs in the future related to professional service fees, public relations costs, and staffing costs as we continue forward with permitting activities for the above communities and continue to meet our obligations under the Conservation Agreement. We expect these expenses to remain consistent with current years cost in the near term and only begin to increase as we move into the development phase of each project in the future. The actual timing and completion of entitlement-related activities and the beginning of development is difficult to predict due to the uncertainties of the approval process, the length of time related to litigation defense, and the status of the economy. We will also continue to evaluate land resources to determine the highest and best use for our land holdings. Our long-term goal through this process is to increase the value of our land and create future revenue opportunities through resort and residential development.
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
See Item 1, “Business – Real Estate Development Overview” for a further discussion of real estate development activities.
Mineral Resources

($ in thousands)	2019	2018	2017
Mineral resources revenues
Oil and gas	$1,842	$2,278	$1,659
Rock aggregate	1,467	1,143	1,072
Cement	1,908	1,695	1,614
Exploration leases	101	102	102
Water sales	3,997	9,142	1,254
Reimbursables and other	476	35	282
Total mineral resources revenues	$9,791	$14,395	$5,983
Total mineral resources expenses	$5,818	$6,223	$2,964
Operating income from mineral resources	$3,973	$8,172	$3,019

	2019	2018	2017
Oil and gas
Oil production (barrels)	220,000	250,000	263,000
Average price per barrel	$61.00	$67.00	$45.00
Blended royalty rate	13.2%	13.4%	13.7%
Natural gas production (millions of cubic feet)	312,000	241,000	209,000
Average price per thousand cubic feet	$1.58	$0.76	$0.74
Blended royalty rate	13.2%	13.4%	14.5%

Water
Water sold in acre-feet	4,482	9,442	939
Average price per acre-feet	$750	$968	$1,181

Cement
Tons sold	1,117,000	1,154,000	1,063,000
Average price per ton	$1.71	$1.47	$1.52

Rock/Aggregate
Tons sold	1,283,000	1,168,000	1,222,000
Average price per ton	$1.03	$0.98	$0.88

Note: Differences between revenues calculated within this table and reported revenues within the previous table are attributed to rounding and the level of precision presented on production units shown.

2019 Operational Highlights:

•
Revenues from our mineral resources segment decreased $4,604,000, or 32%, to $9,791,000 in 2019 when compared to $14,395,000 in 2018. This decrease was primarily attributed to fewer water sale opportunities after the wet 2019 winter rain season which reduced revenues by $5,145,000 in 2019.

•	Oil and gas royalties decreased $436,000 as a result of lower production driven by a lower price per barrel of oil overall for the year.

•	Offsetting the revenue declines were increases in rock aggregate and cement royalties of $324,000 and $213,000, respectively, as a result of an increase in regional construction.

•	Mineral resource expense decreased $405,000, or 7%, to $5,818,000 in 2019 when compared to $6,223,000 in 2018, which is a direct result of the reduced water sales previously discussed.
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

We currently expect our largest tenant, California Resources Corporation, or CRC, to continue its program of producing from current active wells at lower levels with no near-term intent to begin new drilling programs until oil prices reach higher levels. CRC has approved permits and drill sites on our land and has delayed the start of drilling as it evaluates the market. A positive aspect of our lease with CRC is that the approved drill sites are in an area of the ranch where the development and production costs are moderate due to the depths being drilled. Thus far in 2020, oil prices are within 4% of West Texas Intermediate pricing.
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

Farming

($ in thousands)	2019	2018	2017
Farming revenues
Almonds	$7,310	$5,744	$6,327
Pistachios	7,466	7,880	4,523
Wine grapes	3,740	3,683	4,131
Hay	468	297	456
Other	347	959	997
Total farming revenues	$19,331	$18,563	$16,434
Total farming expenses	$15,251	$16,028	$16,201
Operating Income from farming	$4,080	$2,535	$233

	December 31, 2019			December 31, 2018			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$6,359	2,252	$2.82	$4,476	1,717	$2.61	$1,883	535	$0.21
Prior crop years	568	227	$2.50	1,234	412	3.00	(666)	(185)	(0.50)
Prior crop price adjustment	(61)			—			(61)
Signing bonus	28			34			(6)
Crop Insurance	416			—			416
Subtotal Almonds[1]	$7,310	2,479	$2.79	$5,744	2,129	$2.68	$1,566	350	$0.11
PISTACHIOS (lbs.)
Current year crop	$1,624	819	$1.98	$7,251	3,615	$2.01	$(5,627)	(2,796)	$(0.03)
Prior crop years	976	558	1.75	518	120	4.32	458	438	(2.57)
Prior crop price adjustment	3,807			111			3,696
Crop Insurance	1,059			—			1,059
Subtotal Pistachios[1]	$7,466	1,377	$1.89	$7,880	3,735	$2.08	$(414)	(2,358)	$(0.19)
WINE GRAPES (tons)
Current year crop	$3,730	14	$266.43	$3,683	14	$263.07	$47	—	$3.36
Crop Insurance	10			—			10
Subtotal Wine Grapes	$3,740	14	$266.43	$3,683	14	$263.07	$57	—	$3.36
Other
Hay	$468			$297			$171
Other farming revenues	347			959			(612)
Total farming revenues	$19,331			$18,563			$768

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.

2019 Operational Highlights:

•
During 2019, farming revenues increased $768,000, or 4%, from $18,563,000 in 2018 to $19,331,000 in 2019. When compared to 2018, almond revenues increased by $1,566,000 primarily from improved 2019 almond crop yields, which increased the amount of inventory available for sale.

•
Offsetting the increased almond sales were reductions in pistachio revenues of $414,000, which is a result of having lower yields during the 2019 down bearing cycle. Although the Company received insurance proceeds for the loss and a one-time price adjustment on the 2018 pistachio crop, they were not enough to recuperate lost revenues. Also contributing to the decline in farming revenues were declines in other farming revenues of $612,000 which were primarily a result of having fewer water use reimbursements from a farm land lease as a result of having fewer acres leased.

•
Farming expenses decreased $777,000, or 5%, to $15,251,000 when compared to $16,028,000 in 2018. The decrease was primarily attributed to reductions in WRMWSD water holding costs of $1,642,000 as a result of the wet 2019 rain season offset by an increase in pruning costs of $460,000, harvest costs of $313,000, and hulling costs of $281,000.

	December 31, 2018			December 31, 2017			Change
($ in thousands)	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price	Revenue	Quantity Sold[2]	Average Price
ALMONDS (lbs.)
Current year crop	$4,476	1,717	$2.61	$5,221	2,033	$2.57	$(745)	(316)	$0.04
Prior crop years	1,234	412	3.00	729	315	$2.31	505	97	0.69
Prior crop price adjustment	—			352			(352)
Signing bonus	34			25			9
Subtotal Almonds[1]	$5,744	2,129	$2.68	$6,327	2,348	$2.53	$(583)	(219)	$0.15
PISTACHIOS (lbs.)
Current year crop	$7,251	3,615	$2.01	$1,288	643	$2.00	$5,963	2,972	$0.01
Prior crop years	518	120	4.32	1,007	247	4.08	(489)	(127)	0.24
Prior crop price adjustment	111			1,452			(1,341)
Insurance	—			776			(776)
Subtotal Pistachios[1]	$7,880	3,735	$2.08	$4,523	890	$2.58	$3,357	2,845	$(0.50)
WINE GRAPES (tons)
Current year crop	$3,683	14	$263.07	$4,131	15	$275.40	$(448)	(1)	$(12.33)
Insurance	—			—			—
Subtotal Wine Grapes	$3,683	14	$263.07	$4,131	15	$275.40	$(448)	(1)	$(12.33)
Other
Hay	$297			$456			$(159)
Other farming revenues	959			997			(38)
Total farming revenues	$18,563			$16,434			$2,129

[1] Average price calculation reflects sale of almond and pistachio crops during the calendar reported year exclusive of any price adjustments.
[2] Almond and pistachio units are presented in thousands of pounds while wine grapes are presented in thousands of tons.
2018 Operational Highlights:

•
During 2018, farming revenues increased $2,129,000, or 13%, from $16,434,000 in 2017 to $18,563,000 in 2018. When compared to 2017, pistachio revenues increased $3,357,000 from record high pistachio yields.

•
Almond revenues decreased $583,000 due to lower almond crop yields that were driven by a combination of unfavorable weather conditions and a 165 acre reduction in the number of acres in production. The reduction was the result of the Company's decision to redevelop existing almond units.

•	Farming expenses decreased $173,000, or 1%, to $16,028,000 when compared to $16,201,000 in 2017. The decrease was primarily attributed to reduced cost allocations to all crops.

Thus far in 2020, the prices for our crops, especially almonds and pistachios, remain consistent with 2019 levels. All of our crops are sensitive to global crop production levels. Large crops in California and abroad can depress prices. Our long-term projection is that crop production, especially for almonds and pistachios will continue to increase on a statewide basis over time because of new plantings, which could negatively impact future prices if the growth in demand does not keep pace with production. It is too early to project 2020 crop yields and what impact that may have on prices later in 2020. Additionally, the coronavirus outbreak may disrupt the flow of trade associated with our crops. It is currently too early to determine what impact, if any, the coronavirus may have on the almond and pistachio industry.
The impact of state ground water management laws on new plantings and continuing crop production is also currently unknown. Water delivery and water availability continues to be a long-term concern within California. Any limitation of delivery of SWP water and the absence of available alternatives during drought periods could potentially cause permanent damage to orchards and vineyards throughout California. While this could impact us, we believe we have sufficient water resources available to meet our requirements in 2020 and beyond. Please see our discussion on water in Item 2, "Properties - Water Operations."
The DWR announced its 2020 estimated water supply delivery at 15% of full entitlement. The current 15% allocation of SWP water is not enough for us to farm our crops, but our additional water resources, such as groundwater and surface sources, and those of the water districts we are in should allow us to have sufficient water for our farming needs. See Note 6 (Long-Term Water Assets) of the Notes to Consolidated Financial Statements for additional information regarding our water assets.
For further discussion of the farming operations, refer to Item 1 “Business—Farming Operations.”
Ranch Operations

($ in thousands)	2019	2018	2017
Ranch operations revenue
Game management and other [1]	$2,020	$2,171	$2,160
Grazing	1,589	1,520	1,677
Total ranch operations revenues	$3,609	$3,691	$3,837
Total ranch operations expenses	$5,316	$5,451	$5,411
Operating loss from ranch operations	$(1,707)	$(1,760)	$(1,574)
[1] Game management and other revenues consist of revenues from hunting, filming, high desert hunt club (a premier upland bird hunting club), and other ancillary activities.
2019 Operational Highlights:

•
Revenues from ranch operations decreased $82,000, or 2%, from $3,691,000 in 2018 to $3,609,000 in 2019. The decrease is primarily attributed to reduced membership revenues of $143,000, partially offset by an increase in grazing lease revenues of $69,000.

•
Ranch operations expenses decreased $135,000, or 2%, to $5,316,000 in 2019 from $5,451,000 in 2018. The decrease was mainly attributed to reduced payroll expense of $183,000, partially offset by an increase in repair and maintenance expense of $49,000.

2018 Operational Highlights:

•	Revenues from ranch operations decreased $146,000, or 4%, from $3,837,000 in 2017 to $3,691,000 in 2018. The decrease is primarily attributed to reduced grazing lease revenues of $157,000.

•	Ranch operations expenses increased $40,000, or 1%, to $5,451,000 in 2018 from $5,411,000 in 2017. The increase was mainly attributed to an increase in property taxes of $34,000.
Other Income
Total other income decreased $1,870,000, or 146%, from $1,285,000 in 2018 to a loss of $585,000 in 2019. This was mainly attributable to asset abandonment costs of $1,604,000 that were overwhelmingly related to the abandonment of a wine grape vineyard, consisting of 313 acres, that will no longer be farmed.

Total other income increased $1,098,000 to $1,285,000, or 587%, during 2018 from $187,000 in 2017. In October of 2017, the Company invested a majority of its rights offering proceeds into marketable securities which contributed to an increase in interest income.
Corporate Expenses
Corporate general and administrative costs decreased $344,000, or 3.5%, to $9,361,000 during 2019 when compared to $9,705,000 in 2018. The decrease was primarily attributable to a decrease in depreciation and amortization of $231,000 and software licenses of $149,000.
Corporate general and administrative costs decreased $8,000, or 0.1%, to $9,705,000 during 2018 when compared to $9,713,000 in 2017. We managed to maintain cost savings during 2018 following the staff rightsizing that occurred during the second quarter of 2017.
Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures is an important and growing component of our commercial/industrial activities and in the future, equity in earnings of unconsolidated joint ventures can become a significant part of our operations within the resort/residential segment. As we expand our current ventures and add new joint ventures, these investments will become a growing revenue source for the Company.

($ in thousands)	2019	2018	2017
Equity in earnings (loss)
Petro Travel Plaza Holdings, LLC	$8,810	$5,803	$6,251
Five West Parcel, LLC	9,119	389	452
18-19 West, LLC	(53)	(51)	(48)
TRCC/Rock Outlet Center, LLC	(1,921)	(2,323)	(1,173)
TRC-MRC 1, LLC	46	(249)	(2)
TRC-MRC 2, LLC	575	265	(1,253)
TRC-MRC 3, LLC	(1)	—	—
Equity in earnings of unconsolidated joint ventures, net	$16,575	$3,834	$4,227
2019 Operational Highlights:
During 2019, equity in earnings from unconsolidated joint ventures increased $12,741,000 to $16,575,000 when compared to $3,834,000 in 2018.

•
Five West Parcel, LLC had the most significant increase in equity in earnings at $8,730,000, resulting from the gain on sale of a building and land previously held by the joint venture. The joint venture had owned and leased a 606,000 square foot building, the joint venture's primary asset, to Dollar General, and the building was sold to a third party in November 2019 for a purchase price of $29,088,000, realizing a gain of $17,537,000 at the joint venture level.

•
There was a $3,007,000 increase in our share of earnings from our TA/Petro joint venture. The improvement was mainly driven by a 38% increase in fuel margins resulting from lower cost of fuel sales when compared to the prior year.

•
Our share of the loss within the TRCC/Rock Outlet joint venture decreased $402,000 due to the continuing improvement in average sales per vehicle. In addition, the joint venture also had less accelerated amortization on tenant allowances in 2019. The Outlets at Tejon is continually identifying new and desirable tenants to better serve a wider demographic. In 2019, the Outlets at Tejon attracted new tenants such as The Children's Place and Cosmetics Company Store.

2018 Operational Highlights:
During 2018, equity in earnings from unconsolidated joint ventures decreased $393,000 to $3,834,000 when compared to $4,227,000 in 2017.

•
Despite seeing a 3.7% increase in sales per occupied square foot and an 8.3% increase in monthly sales per vehicle, equity in earnings from our TRCC/Rock Outlet joint venture decreased $1,150,000 compared to 2017. The decrease was primarily attributed to accelerating amortization of lease intangibles driven by removing poor performing tenants along with modifying lease terms to reflect the brick and mortar retail environment at the time. In 2018, the Outlets at Tejon attracted new tenants such as Kate Spade, Bath and Body Works, and Journeys.

•	There was a $448,000 decrease in our share of earnings from our TA/Petro joint venture. The decline was driven by lower fuel margins of 6.7% when compared to the prior year.

•	We incurred a $250,000 loss on our TRC-MRC 1 joint venture due to the fact that it was not fully occupied until the fourth quarter of 2018.

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
For the twelve months ended December 31, 2019, the Company's net income tax expense was $3,980,000 compared to a net income tax expense of $1,320,000 for the twelve months ended December 31, 2018. These represent effective income tax rates of approximately 27% and 24% for the twelve months ended December 31, 2019 and, 2018, respectively. Our effective income tax rate for the year ended December 31, 2019 was higher than the federal statutory rate in the United States, a result of state taxes and other permanent differences. As of December 31, 2019 and 2018 we had an income tax receivable of $856,000 and $277,000, respectively. For more detail, see Note 12. (Income Taxes), of the Notes to Consolidated Financial Statements, included this Annual Report on Form 10-K.
As of December 31, 2019, we had net deferred tax assets of $713,000. Our largest deferred tax assets were made up of temporary differences related to the capitalization of costs, pension adjustments, and stock compensation. Deferred tax liabilities consist of depreciation, deferred gains, cost of sale allocations, and straight-line rent. Due to the nature of most of our deferred tax assets, we believe they will be used in future years and an allowance is not necessary.
The Company classifies interest and penalties incurred on tax payments as income tax expenses. The Company made income tax payments of $4,645,000 during 2019 and did not make any payments in 2018. The Company received refunds of $1,345,000 in 2019 and $164,000 in 2018.

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
Our cash and cash equivalents and marketable securities totaled approximately $66,190,000 at December 31, 2019, a decrease of $13,467,000, or 17%, from the corresponding amount at the end of 2018.
The following table summarizes the cash flow activities for the following years ended December 31:

($ in thousands)	2019	2018	2017
Operating activities	$16,045	$14,354	$9,830
Investing activities	$828	$(13,246)	$(68,214)
Financing activities	$(5,675)	$(5,307)	$77,233

Cash flows provided by operating activities are primarily dependent upon the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, distributions from joint ventures, the success of our crops and commodity prices within our mineral resource segment. During 2019, our operations provided $16,045,000 in cash primarily attributable to strong results from our commercial joint ventures. We received total distributions of $15,381,000 from our Five West Parcel, TA/Petro and Majestic joint ventures.
During 2018, our operations provided $14,354,000 of cash primarily attributable to strong operating results from our farming and mineral resources segments. We also received a $4,800,000 distribution from our TA/Petro joint venture.
During 2019, investing activities provided $828,000, which was largely attributed to marketable securities maturities of $53,418,000, reimbursements from the community financing district of $4,180,000, and distributions from our unconsolidated joint ventures of $3,457,000. Offsetting the increase were investments in marketable securities of $28,219,000 and capital expenditures of $25,222,000. Of the $25,222,000, we spent $4,691,000 on planning and permitting for MV, $4,403,000 on the final approval of the specific plan for Centennial, and $3,717,000 on re-entitlement and litigation for Grapevine. At TRCC, we used $8,690,000 on continued expansion of water infrastructure at TRCC and construction of a new multi-tenant building that was subsequently contributed to our TA/Petro joint venture. All real estate capital expenditures are inclusive of capitalized interest, payroll and overhead. Our farming segment had cash outlays of $3,362,000 for developing new almond orchards and replacing old farm equipment. Lastly, we purchased water through our annual water contracts, using $3,686,000 and invested $3,100,000 into our unconsolidated joint ventures.
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

Our estimated capital investment for 2020 is primarily related to our real estate projects as it was in 2019. These estimated investments include approximately $6,033,000 of infrastructure development at TRCC-East to support continued commercial retail and industrial development and expanding water facilities to support future anticipated absorption. We are also investing approximately $3,510,000 to continue developing new almond orchards and replacing old farming equipment. The farm investments are part of a long-term farm management program to redevelop declining orchards and vineyards allowing the Company to maintain and improve future farm revenues. We expect to possibly invest up to $10,492,000 for permitting activities, litigation defense, predevelopment activities and land planning design at MV, Centennial, and Grapevine during 2020. The timing of these investments is dependent on our coordination efforts with Los Angeles County regarding litigation efforts for Centennial, litigation and permitting activities for Grapevine, and final maps for MV. Our plans also include $3,180,000 for payment of annual water inventory and water related investments. We are also planning to potentially invest up to $218,000 in the normal replacement of operating equipment, such as ranch equipment, and vehicles.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2019 and 2018, of $2,818,000 and $2,954,000, respectively, is classified in real estate development. We also capitalized payroll costs related to development, pre-construction, and construction projects which aggregated $3,706,000 and $4,171,000 for the years ended December 31, 2019 and 2018, respectively. Expenditures for repairs and maintenance are expensed as incurred.
During 2019, financing activities used $5,675,000 primarily through repayments of long-term debt of $4,004,000 and tax payments on vested stock grants of $1,671,000.
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
Capital Structure and Financial Condition
At December 31, 2019, total capitalization at book value was $507,282,000 consisting of $61,658,000 of debt, net of deferred financing costs, and $445,624,000 of equity, resulting in a debt-to-total-capitalization ratio of approximately 12.2%, representing a decrease when compared to the debt-to-total-capitalization ratio of 13.1% at December 31, 2018.
On October 13, 2014, the Company as borrower, entered into an Amended and Restated Credit Agreement, a Term Note and a Revolving Line of Credit Note, with Wells Fargo, or collectively the Credit Facility. The Credit Facility added a $70,000,000 term loan, or Term Loan, to the then existing $30,000,000 revolving line of credit, or RLC. In August 2019, the Company amended the Term Note (Amended Term Note) and extended its maturity to June 2029 and amended the RLC to expand the capacity from $30,000,000 to $35,000,000 and extend the maturity to October 2024.
The Amended Term Loan had a $58,768,000 balance as of December 31, 2019, whereas the Term Note had an outstanding balance of $62,483,000 as of December 31, 2018. The interest rate per annum applicable to the Amended Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note has been fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note requires monthly amortization payments, with the outstanding principal amount due June 5, 2029. The Amended Term Note is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
The RLC had no outstanding balance at December 31, 2019 and December 31, 2018. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.

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
The Amended Note and RLC, collectively the Amended Credit Facility, requires compliance with three financial covenants: (i) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) maintain liquid assets equal to or greater than $20,000,000, including availability on the RLC. At December 31, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.
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
We also have a $4,750,000 promissory note agreement with principal and interest due monthly. The interest rate on this promissory note is 4.25% per annum, with principal and interest payments ending on September 1, 2028. The balance as of December 31, 2019 is $3,129,000. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment.
Our current and future capital resource requirements will be provided primarily from current cash and marketable securities, cash flow from on-going operations, distributions from joint ventures, proceeds from the sale of developed and undeveloped parcels, potential sales of assets, additional use of debt or draw downs against our line-of-credit, proceeds from the reimbursement of public infrastructure costs through CFD bond debt (described below under “Off-Balance Sheet Arrangements”), and the issuance of common stock. In May 2019, we filed an updated shelf registration statement on Form S-3 that went effective in May 2019. Under the shelf registration statement, we may offer and sell in the future one or more offerings, common stock, preferred stock, debt securities, warrants or any combination of the foregoing. The shelf registration allows for efficient and timely access to capital markets and when combined with our other potential funding sources just noted, provides us with a variety of capital funding options that can then be used and appropriately matched to the funding needs of the Company.
As noted above, at December 31, 2019, we had $66,190,000 in cash and securities and as of the filing date of this Form 10-K, we had $35,000,000 available on credit lines to meet any short-term liquidity needs.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2019, to be paid over the next five years:

	Payments Due by Period
($ in thousands)	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Estimated water payments	$269,065	$10,027	$20,539	$21,215	$217,284
Long-term debt	61,897	4,182	8,915	9,753	39,047
Interest on long-term debt	15,502	2,485	4,427	3,649	4,941
Cash contract commitments	6,258	4,049	1,138	—	1,071
Defined Benefit Plan	4,036	276	587	720	2,453
SERP	5,221	527	1,041	990	2,663
Tejon Ranch Conservancy	1,600	800	800	—	—
Financing fees	163	163	—	—	—
Operating lease	32	21	11	—	—
Total contractual obligations	$363,774	$22,530	$37,458	$36,327	$267,459
The categories above include purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP A “purchase obligation” is defined in Item 303(a)(5)(ii)(D) of Regulation S-K as “an agreement to purchase goods or services that is enforceable and legally binding the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.” Based on this definition, the table above includes only those contracts that include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
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
As discussed in Note 15 (Retirement Plans) of the Notes to Consolidated Financial Statements, we have long-term liabilities for deferred employee compensation, including pension and supplemental retirement plans. Payments in the above table reflect estimates of future defined benefit plan contributions from the Company to the plan trust, estimates of payments to employees from the plan trust, and estimates of future payments to employees from the Company that are in the SERP program. During 2019, we made pension contributions of $165,000 and it is projected that we will make a similar contribution in 2020.
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

Off-Balance Sheet Arrangements
The following table shows contingent obligations we have with respect to the CFDs.

	Amount of Commitment Expiration Per Period
($ in thousands)	Total	< 1 year	2 -3 Years	4 -5 Years	After 5 Years
Other Commercial Commitments:
Standby letter of credit	$4,468	$4,468	$—	$—	$—
Total other commercial commitments	$4,468	$4,468	$—	$—	$—
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
In connection with the sale of bonds there is a standby letter of credit for $4,468,000 related to the issuance of East CFD bonds. The standby letter of credit is in place to provide additional credit enhancement and cover approximately two years' worth of interest on the outstanding bonds. This letter of credit will not be drawn upon unless the Company, as the largest landowner in the CFD, fails to make its property tax payments. As development occurs within TRCC-East there is a mechanism in the bond documents to reduce the amount of the letter of credit. The Company believes that the letter of credit will never be drawn upon. This letter of credit is for a two-year period of time and will be renewed in two-year intervals as necessary. The annual cost related to the letter of credit is approximately $68,000. The assessment of each individual property sold or leased within each CFD is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2019.
At December 31, 2019, aggregate outstanding debt of unconsolidated joint ventures was $131,254,000. We guarantee $115,967,000 of this debt, relating to our joint ventures with Rockefeller and Majestic. Because of positive cash flow generation within the Rockefeller and Majestic joint ventures, we do not expect the guarantee to ever be called upon. We do not provide a guarantee on the $15,287,000 of debt related to our joint venture with TA/Petro.

Non-GAAP Financial Measures
EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense and asset abandonment charges. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, and abandonment charges. By excluding interest expense and income, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other companies without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

	Year-Ended December 31,
($ in thousands)	2019	2018	2017
Net income (loss)	$10,579	$4,235	$(1,821)
Net loss attributed to non-controlling interest	(1)	(20)	(24)
Interest, net
Consolidated interest income	(1,239)	(1,344)	(462)
Our share of interest expense from unconsolidated joint ventures	2,785	2,519	1,730
Total interest, net	1,546	1,175	1,268
Income tax expense (benefit)	3,980	1,320	(1,283)
Depreciation and amortization
Consolidated	5,036	5,424	5,689
Our share of depreciation and amortization from unconsolidated joint ventures	4,135	4,328	5,419
Total depreciation and amortization	9,171	9,752	11,108
EBITDA	25,277	16,502	9,296
Stock compensation expense	3,198	3,248	3,552
Asset abandonment charges	1,604	—	—
Adjusted EBITDA	$30,079	$19,750	$12,848

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

($ in thousands)	Year-Ended December 31,
Net operating income	2019	2018	2017
Pastoria Energy Facility	$4,573	$4,056	$3,854
TRCC	1,488	1,439	1,482
Communication leases	912	894	799
Other commercial leases	650	670	618
Total Commercial/Industrial net operating income	$7,623	$7,059	$6,753

	Year-Ended December 31,
($ in thousands)	2019	2018	2017
Commercial/Industrial operating income	$3,831	$2,724	$2,472
Plus: Commercial/Industrial depreciation and amortization	517	651	650
Plus: General, administrative and other expenses	11,907	5,241	5,570
Less: Other revenues including land sales	(8,632)	(1,557)	(1,939)
Total Commercial/Industrial net operating income	$7,623	$7,059	$6,753
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

The following schedule reconciles net income from unconsolidated joint ventures to NOI of unconsolidated joint ventures.

	Year-Ended December 31,
($ in thousands)	2019	2018	2017
Net income of unconsolidated joint ventures	$30,213	$5,734	$6,371
Plus: Interest expense of unconsolidated joint ventures	5,438	4,912	3,364
Operating income of unconsolidated joint ventures	35,651	10,646	9,735
Plus: Depreciation and amortization of unconsolidated joint ventures	7,773	8,125	10,361
Less: Gain on sale of asset	(17,537)	—	—
Net operating income of unconsolidated joint ventures	$25,887	$18,771	$20,096

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
We are exposed to interest rate risk on our long-term debt. Long-term debt consists of two term loans, one for $58,768,000 and is tied to LIBOR plus a margin of 1.70%. The interest rate for the term of this loan has been fixed through the use of an interest rate swap that fixed the rate at 4.16%. The outstanding balance on the second term loan is $3,129,000 and has a fixed rate of 4.25%. We believe it is prudent at times to limit the variability of floating-rate interest payments and have from time-to-time entered into interest rate swap arrangements to manage those fluctuations, as we did with the Term Loan.
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

Interest Rate Sensitivity Financial Market Risks
Principal Amount by Expected Maturity
At December 31, 2019
(In thousands except percentage data)

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets:
Marketable securities	$38,133	$900	$—	$—	$—	$—	$39,033	$39,084
Weighted average interest rate	2.03%	2.06%	—%	—%	—%	—%	2.03%
Liabilities:
Long-term debt ($4.75M note)	$302	$315	$328	$343	$357	$1,484	$3,129	$3,129
Weighted average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Long-term debt ($70.0M note)	$3,881	$4,051	$4,221	$4,429	$4,624	$37,562	$58,768	$58,768
Weighted average interest rate	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%	4.16%

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
Commodity Price Exposure
As of December 31, 2019, we have exposure to adverse price fluctuations associated with certain inventories and accounts receivable. Farming inventories consist of farming cultural and processing costs related to 2019 and 2018 crop production. The farming costs inventoried are recorded at actual costs incurred. Historically, these costs have been recovered each year when that year’s crop harvest has been sold.
With respect to accounts receivable, the amount at risk relates primarily to farm crops. These receivables are recorded as estimates of the prices that ultimately will be received for the crops. The final price is generally not known for several months following the close of our fiscal year. Of the $9,950,000 of accounts receivable outstanding at December 31, 2019, $3,075,000 or 31%, is at risk to changing prices. Of the amount at risk to changing prices, $1,160,000 is attributable to pistachios, and $1,915,000 is attributable to almonds.
The price estimated for recording accounts receivable for pistachios recorded at December 31, 2019 was $1.98 per pound, as compared to $2.01 per pound at December 31, 2018. For each $0.01 change in the price per pound of pistachios, our receivable for pistachios increases or decreases by $5,800. Although the final price per pound of pistachios (and therefore the extent of the risk) is not presently known, over the last three years prices have ranged from $1.98 to $2.01. With respect to almonds, the price estimated for recording the receivable was $2.63 per pound, as compared to $2.62 per pound at December 31, 2018. For each $0.01 change in the price per pound of almonds, our receivable for almonds increases or decreases by $7,300. The range of final prices over the last three years for almonds has ranged from $2.57 to $2.63 per pound.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item is submitted in a separate section of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2019 in ensuring that all information required in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and was recorded, processed, summarized and reported within the time period required by the rules and regulations of the SEC.

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
ITEM 9B.    OTHER INFORMATION
TRC issued a press release on March 10, 2020 for the fourth-quarter and year-ended December 31, 2019 financial results.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information as to our Executive Officers is set forth in Part I, Item 1 of this Form 10-K under “Information about our Executive Officers.” The other information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2020 Annual Meeting of Stockholders and will be found under the captions "The Election of Directors," "Code of Business Conduct and Ethics and Corporate Governance Guidelines," "Corporate Governance Matters" and, if applicable, "Delinquent Section 16(a) Reports."
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2020 Annual Meeting of Stockholders and will be found under the captions "Compensation Discussion and Analysis," and "Compensation Committee Report."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management.
Information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2020 Annual Meeting of Stockholders and will be found under the caption "Stock Ownership of Certain Beneficial Owners and Management."

(b)	Securities Authorized for Issuance under Equity Compensation Plans.
The following table shows aggregated information as of December 31, 2019 with respect to all of our compensation plans under which our equity securities were authorized for issuance. At December 31, 2019, we had, and we presently have, no other compensation contracts or arrangements for the issuance of any such equity securities and there were then, and continue to be, no compensation plans, contracts or arrangements which were not approved by our stockholders. More detailed information with respect to our compensation plans is included in Note 11 (Stock Compensation - Restricted Stock and Performance Share Grants) of the Notes to Consolidated Financial Statements.

Equity Compensation Plans Approved by Security Holders

Equity compensation plans approved by security holders *	Number of securities to be issued upon exercise of outstanding grants	Weighted-average exercise price of outstanding grants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Restricted stock grants and restricted stock units at target goal achievement	409,373	Final price determined at time of vesting	774,243

* The Company does not use equity compensation plans that have not been approved by the security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2020 Annual Meeting of Stockholders and will be found under the captions "Related Person Transactions" and "Corporate Governance Matters."
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference from the definitive proxy statement to be filed by us with the SEC with respect to our 2020 Annual Meeting of Stockholders and will be found under the caption "Independent Registered Public Accounting Firm."

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:			Page Number
1	Consolidated Financial Statements:
	1.1	Management's Report on Internal Control Over Financial Reporting	68
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	69
		Report of Independent Registered Public Accounting Firm	70
	1.2	Consolidated Balance Sheets – Years Ended December 31, 2019 and 2018	72
	1.3	Consolidated Statements of Operations - Years Ended December 31, 2019, 2018 and 2017	73
	1.4	Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2019, 2018 and 2017	74
	1.5	Consolidated Statements of Equity - Years Ended December 31, 2019, 2018 and 2017	75
	1.6	Consolidated Statements of Cash Flows - Years Ended December 31, 2019, 2018 and 2017	76
	1.7	Notes to Consolidated Financial Statements	78
2	Supplemental Financial Statement Schedules:
	None.
3	Exhibits:
	3.1	Restated Certificate of Incorporation	FN 1
	3.2	Amended and Restated Bylaws	FN 2
	4.3	Registration and Reimbursement Agreement	FN 5
	4.4	Description of Securities	Filed herewith
	4.5	Form of Indenture for Debt	FN 37
	10.1	Water Service Contract with Wheeler Ridge-Maricopa Water Storage District (without exhibits), amendments originally filed under Item 11 to Registrant's Annual Report on Form 10-K	FN 6
	10.7	*Severance Agreement	FN 7
	10.8	*Director Compensation Plan	FN 7
	10.9	*Amended and Restated Non-Employee Director Stock Incentive Plan	FN 8

10.9(1)	*Stock Option Agreement Pursuant to the Non-Employee Director Stock Incentive Plan	FN 7
10.10	*Amended and Restated 1998 Stock Incentive Plan	FN 9
10.10(1)	*Stock Option Agreement Pursuant to the 1998 Stock Incentive Plan	FN 7
10.12	Ground Lease with Pastoria Energy Facility L.L.C.	FN 10
10.15	Form of Securities Purchase Agreement	FN 11
10.16	Form of Registration Rights Agreement	FN 12
10.17	*2004 Stock Incentive Program	FN 13
10.18	*Form of Restricted Stock Agreement for Directors	FN 13
10.19	*Form of Restricted Stock Unit Agreement	FN 13
10.23	Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 14
10.24	Tejon Ranch Conservation and Land Use Agreement	FN 15
10.25	Second Amended and Restated Limited Liability Agreement of Centennial Founders, LLC	FN 16
10.26	*Executive Employment Agreement - Allen E. Lyda	FN 17

10.27	Limited Liability Company Agreement of TRCC/Rock Outlet Center LLC	FN 18
10.28	Warrant Agreement	FN 19
10.29	Amendments to Limited Liability Company Agreement of Tejon Mountain Village LLC	FN 20
10.30	Membership Interest Purchase Agreement - TMV LLC	FN 21
10.31	Amended and Restated Credit Agreement	FN 22
10.32	Term Note	FN 22
10.33	Revolving Line of Credit	FN 22
10.34	Amendments to Lease Agreement with Pastoria Energy Facility L.L.C.	FN 23
10.35	Water Supply Agreement with Pastoria Energy Facility L.L.C.	FN 24
10.37	Limited Liability Company Agreement of TRC-MRC 2, LLC	FN 26
10.38	Limited Liability Company Agreement of TRC-MRC 1, LLC	FN 27
10.39	Centennial Redemption and Withdrawal Agreement	FN 28
10.40	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 29
10.41	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 30
10.42	Limited Liability Company Agreement of TRC-MRC 3, LLC	FN 31
10.43	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of Centennial Founders, LLC	FN 32
10.44	Centennial Redemption and Withdrawal Agreement - CalAtlantic	FN 33
10.45	Amended Revolving Line of Credit	FN 34
10.46	Amended Term Note	FN 35
10.47	Executive Severance Agreement - Gregory S. Bielli	Filed herewith
16.1	Letter dated March 19, 2019 from Ernst & Young LLP to the Securities and Exchange Commission	FN 36
21	List of Subsidiaries of Registrant	Filed herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm (Los Angeles, CA)	Filed herewith
23.3	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Financial Statements of Petro Travel Plaza Holdings LLC	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
*	Management contract, compensatory plan or arrangement.

FN 1
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 333-231032) as Exhibit 4.1 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference. This Exhibit was not filed with the Securities and Exchange Commission in an electronic format.

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

FN 34
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.45 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.

FN 35
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 10.46 to our Quarterly Report on Form 10-Q for the period ending September 30, 2019, is incorporated herein by reference.

FN 36
This document, filed with the Securities and Exchange Commission in Washington, D.C. (file number 1-7183) as Exhibit 99.1 to our Current Report on Form 8-K filed on March 21, 2019, is incorporated herein by reference.

FN 37
This document, filed with the Securities and Exchange Commission in Washington D.C. (file number 333-231032) as Exhibit 4.6 to our Registration Statement on Form S-3 filed on April 25, 2019, is incorporated herein by reference.

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

TEJON RANCH CO.

March 10, 2020	BY:	/s/ Gregory S. Bielli
Gregory S. Bielli
President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2020	BY:	/s/ Robert D. Velasquez
Robert D. Velasquez
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Steven A. Betts Steven A. Betts	Director	March 10, 2020

/s/ Gregory S. Bielli Gregory S. Bielli	Director	March 10, 2020

/s/ Jean Fuller Jean Fuller	Director	March 10, 2020

/s/ Anthony L. Leggio Anthony L. Leggio	Director	March 10, 2020

/s/ Norman Metcalfe Norman Metcalfe	Director	March 10, 2020

/s/ Geoffrey Stack Geoffrey Stack	Director	March 10, 2020

/s/ Daniel R. Tisch Daniel R. Tisch	Director	March 10, 2020

/s/ Michael H. Winer Michael H. Winer	Director	March 10, 2020

Annual Report on Form 10-K
Item 8, Item 15(a) (1) and (2), (b) and (c)
List of Financial Statements and Financial Statement Schedules
Financial Statements
Certain Exhibits
Year Ended December 31, 2019
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
In connection with the preparation of the Company’s annual financial statements, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, has issued a report on the effectiveness of internal control over financial reporting, a copy of which follows.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Tejon Ranch Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tejon Ranch Co. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 10, 2020, expressed an unqualified opinion on those financial statements based on our audit and the report of the other auditors.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 10, 2020

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Tejon Ranch Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tejon Ranch Co. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audit and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Petro Travel Holdings, LLC (“Petro”), the Company's investment in which is accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Petro of $23,636,000 as of December 31, 2019, and its equity earnings in Petro of $8,810,000, for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Petro, is based solely on the report of the other auditors.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 10, 2020

We have served as the Company’s auditor since 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tejon Ranch Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tejon Ranch Co. and subsidiaries (the Company) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 1953 to 2019.

Los Angeles, California
March 1, 2019

Tejon Ranch Co. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	December 31
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$27,106	$15,908
Marketable securities - available-for-sale	39,084	63,749
Accounts receivable	9,950	10,876
Inventories	2,792	2,618
Prepaid expenses and other current assets	3,252	3,348
Total current assets	82,184	96,499
Real estate and improvements - held for lease, net	18,674	18,953
Real estate development (includes $104,491 at December 31, 2019 and $100,311 at December 31, 2018, attributable to Centennial Founders, LLC, Note 17)	297,581	283,385
Property and equipment, net	45,072	46,086
Investments in unconsolidated joint ventures	38,240	28,602
Net investment in water assets	54,155	51,832
Deferred tax assets	713	1,229
Other assets	2,803	2,462
TOTAL ASSETS	$539,422	$529,048
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$6,145	$6,037
Accrued liabilities and other	3,463	3,575
Deferred income	1,346	2,863
Current maturities of long-term debt	4,182	4,018
Total current liabilities	15,136	16,493
Long-term debt, less current portion	57,476	61,780
Long-term deferred gains	5,731	3,405
Other liabilities	15,455	12,698
Total liabilities	93,798	94,376
Commitments and contingencies
Equity:
Tejon Ranch Co. Stockholders’ Equity
Common stock, $0.50 par value per share:
Authorized shares - 30,000,000
Issued and outstanding shares - 26,096,797 at December 31, 2019 and 25,972,080 at December 31, 2018	13,048	12,986
Additional paid-in capital	338,745	336,520
Accumulated other comprehensive loss	(6,771)	(4,857)
Retained earnings	85,227	74,647
Total Tejon Ranch Co. Stockholders’ Equity	430,249	419,296
Non-controlling interest	15,375	15,376
Total equity	445,624	434,672
TOTAL LIABILITIES AND EQUITY	$539,422	$529,048

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31

	2019	2018	2017
Revenues:
Real estate - commercial/industrial	$16,792	$8,970	$9,001
Mineral resources	9,791	14,395	5,983
Farming	19,331	18,563	16,434
Ranch operations	3,609	3,691	3,837
Total revenues	49,523	45,619	35,255
Costs and expenses:
Real estate - commercial/industrial	12,961	6,246	6,529
Real estate - resort/residential	2,247	1,530	1,955
Mineral resources	5,818	6,223	2,964
Farming	15,251	16,028	16,201
Ranch operations	5,316	5,451	5,411
Corporate expenses	9,361	9,705	9,713
Total expenses	50,954	45,183	42,773
Operating (loss) income	(1,431)	436	(7,518)
Other (loss) income:
Investment income	1,239	1,344	462
Other loss	(1,824)	(59)	(275)
Total other (loss) income	(585)	1,285	187
(Loss) income from operations before equity in earnings of unconsolidated joint ventures	(2,016)	1,721	(7,331)
Equity in earnings of unconsolidated joint ventures, net	16,575	3,834	4,227
Income (loss) before income taxes	14,559	5,555	(3,104)
Income tax expense (benefit)	3,980	1,320	(1,283)
Net income (loss)	10,579	4,235	(1,821)
Net loss attributable to non-controlling interest	(1)	(20)	(24)
Net income (loss) attributable to common stockholders	$10,580	$4,255	$(1,797)
Net income (loss) per share attributable to common stockholders, basic	$0.41	$0.16	$(0.08)
Net income (loss) per share attributable to common stockholders, diluted	$0.40	$0.16	$(0.08)

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Year Ended December 31
	2019	2018	2017
Net income (loss)	$10,579	$4,235	$(1,821)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	440	(191)	(100)
Benefit plan adjustments	135	(189)	404
SERP liability adjustments	(424)	(43)	328
Unrealized interest rate swap gains	(2,809)	988	970
Other comprehensive (loss) income before taxes	(2,658)	565	1,602
Benefit (provision) for income taxes related to other comprehensive income items	744	(158)	(627)
Other comprehensive (loss) income	(1,914)	407	975
Comprehensive income (loss)	8,665	4,642	(846)
Comprehensive loss attributable to non-controlling interests	(1)	(20)	(24)
Comprehensive income (loss) attributable to common stockholders	$8,666	$4,662	$(822)
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Equity
($ in thousands, except share information)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	20,810,301	$10,405	$229,762	$(6,239)	$72,189	$306,117	$28,592	$334,709
Net loss	—	—	—	—	(1,797)	(1,797)	(24)	(1,821)
Other comprehensive income	—	—	—	975	—	975	—	975
Restricted stock issuance	136,777	69	(70)	—	—	(1)	—	(1)
Stock compensation	—	—	4,107	—	—	4,107	—	4,107
Shares withheld for taxes and tax benefit of vested shares	(52,901)	(27)	(999)	—	—	(1,026)	—	(1,026)
Rights offering, net	5,000,596	2,500	87,367	—		89,867	—	89,867
Balance, December 31, 2017	25,894,773	$12,947	$320,167	$(5,264)	$70,392	$398,242	$28,568	$426,810
Net income	—	—	—	—	4,255	4,255	(20)	4,235
Other comprehensive income	—	—	—	407	—	407	—	407
Restricted stock issuance	124,597	63	(62)	—	—	1	—	1
Stock compensation	—	—	4,480	—	—	4,480	—	4,480
Shares withheld for taxes and tax benefit of vested shares	(47,290)	(24)	(1,071)	—	—	(1,095)	—	(1,095)
Rights offering, net	—	—	(166)	—	—	(166)	—	(166)
Centennial redemption of withdrawing member interest	—	—	13,172	—	—	13,172	(13,172)	—
Balance, December 31, 2018	25,972,080	$12,986	$336,520	$(4,857)	$74,647	$419,296	$15,376	$434,672
Net income	—	—	—	—	10,580	10,580	(1)	10,579
Other comprehensive loss	—	—	—	(1,914)		(1,914)	—	(1,914)
Restricted stock issuance	221,267	110	(110)	—	—	—	—	—
Stock compensation	—	—	3,958	—	—	3,958	—	3,958
Shares withheld for taxes and tax benefit of vested shares	(96,550)	(48)	(1,623)	—	—	(1,671)	—	(1,671)
Balance, December 31, 2019	26,096,797	$13,048	$338,745	$(6,771)	$85,227	$430,249	$15,375	$445,624
See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Operating Activities
Net income (loss)	$10,579	$4,235	$(1,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,036	5,424	5,689
Amortization of premium/discount of marketable securities	(94)	101	298
Equity in earnings of unconsolidated joint ventures, net	(16,575)	(3,834)	(4,227)
Non-cash retirement plan expense	307	335	469
Loss on sale of real estate/assets	—	94	45
Non-cash profits recognized from land contribution	(2,146)	—	—
Deferred income taxes	1,259	175	(94)
Stock compensation expense	3,198	3,248	3,552
Excess tax benefit of stock-based compensation	57	18	107
Abandonment expense	1,604	—	—
Distribution of earnings from unconsolidated joint ventures	15,381	4,800	7,200
Changes in operating assets and liabilities:
Receivables, inventories, prepaids and other assets, net	154	(2,888)	522
Current liabilities, net	(2,715)	2,646	(1,910)
Net cash provided by operating activities	16,045	14,354	9,830
Investing Activities
Maturities and sales of marketable securities	53,418	35,219	8,126
Purchases of marketable securities	(28,219)	(28,392)	(52,716)
Real estate and equipment expenditures	(25,222)	(22,580)	(21,709)
Reimbursement proceeds from Communities Facilities District	4,180	3,588	—
Investment in unconsolidated joint ventures	(3,100)	(52)	(310)
Distribution of equity from unconsolidated joint ventures	3,457	2,815	3,114
Investments in long-term water assets	(3,686)	(3,844)	(4,717)
Other	—	—	(2)
Net cash provided by/(used) in investing activities	828	(13,246)	(68,214)
Financing Activities
Borrowings of line of credit	5,000	—	13,300
Repayments of line of credit	(5,000)	—	(21,000)
Repayments of long-term debt	(4,004)	(4,046)	(3,908)
Net proceeds from rights offering	—	(166)	89,867
Taxes on vested stock grants	(1,671)	(1,095)	(1,026)
Net cash (used in)/provided by financing activities	(5,675)	(5,307)	77,233
Increase (decrease) in cash and cash equivalents	11,198	(4,199)	18,849
Cash and cash equivalents at beginning of year	15,908	20,107	1,258
Cash and cash equivalents at end of year	$27,106	$15,908	$20,107

Non-cash investing activities
Accrued capital and water expenditures included in current liabilities	$785	$2,390	$814
Contribution to unconsolidated joint venture[1]	$8,658	$—	$1,339
Long term deferred profit on land contribution[1]	$2,038	$—	$—

1 In April 2019, the Company contributed land with a fair value of $5.9 million to TRC-MRC 3, LLC, an unconsolidated joint venture formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. The total cost of the land, inclusive of transaction costs was $2.8 million. The Company recognized $1.5 million in profit and deferred $1.5 million after applying the five-step revenue recognition model in accordance with Accounting Standards Codification (ASC) Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.

  In December 2019, the Company contributed a newly constructed commercial multi-tenant building and underlying land with an aggregate fair value of $2.8 million to TA/Petro, an unconsolidated joint venture. The total cost of the building construction and land was $2.0 million. The Company recognized $0.3 million in profit and deferred $0.5 million after applying the five-step revenue recognition model in accordance with Accounting Standards Codification (ASC) Topic 606 — Revenue From Contracts With Customers and ASC Topic 323, Investments — Equity Method and Joint Ventures.

Historically, cash outflows related to land development expenditures were accounted for within investing activities. For consistency, the Company will continue to classify cash outflows and cash inflows related to land development as investing activities.

See accompanying notes.

Tejon Ranch Co. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

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
We are involved in eight joint ventures that own, develop, and operate real estate properties. We enter into joint ventures as a means to facilitate the development of portions of our land. We are also actively engaged in land planning, land entitlement, and conservation projects.
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
Interest Rate Swap Agreements
In October 2014, we entered into an interest rate swap agreement with Wells Fargo. In June, 2019, we amended the interest rate swap agreement to continue to hedge the Company's exposure to interest rate risk from the Term Note, and the subsequent Amended Term Note. See Note 8 (Line of Credit and Long-Term Debt) and Note 10 (Interest Rate Swap) of the Notes to Consolidated Financial Statements for further detail regarding this interest rate swap related to the Company's Credit Facility. We believe it is prudent at times to limit the variability of floating-rate interest payments and in the past have entered into interest rate swaps to manage those fluctuations.

We recognize interest rate swap agreements as either an asset or liability on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Our interest rate swap agreement is considered a cash flow hedge because it was designed to match the terms of the Term Loan, and the subsequent Amended Term Loan, as a hedge of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. This interest rate swap agreement will be evaluated based on whether it is deemed highly effective in reducing our exposure to variable interest rates. We formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. We make an assessment at the inception of each interest rate swap agreement and on a quarterly basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. If swaps qualify as highly effective, the changes in the fair values of the derivatives used as hedges would be reflected in accumulated other comprehensive income, or AOCI. Amounts classified in AOCI will be reclassified into earnings in the period during which the hedged transactions affect earnings. If swaps do not qualify as highly effective, the changes in fair values of derivatives used as hedges would be reflected in earnings.
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
As of December 31, 2019 and 2018, we had two VIEs. One was consolidated in our financial statements while the other was not. See Note 17 (Investment in Unconsolidated and Consolidated Joint Ventures) to the Notes to Consolidated Financial Statements for further discussion.

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
During both years ended December 31, 2019 and 2018, the Pastoria Energy Facility, L.L.C., or PEF power plant lease generated approximately 9% of our total revenues. We had no other customers account for 5% or more of our revenues from operations in 2018.
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
Property and Equipment
Property and equipment are stated on the basis of cost, except for land acquired upon organization in 1936, which is stated on the basis carried by the Company’s predecessor. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets. Our property and equipment and their respective estimated useful lives are as follow:

($ in thousands)	Useful Life	December 31, 2019	December 31, 2018
Vineyards and orchards	20	$52,853	$53,271
Machinery, furniture fixtures and other equipment	3 - 10	17,688	21,673
Buildings and improvements	10 - 27.5	8,819	8,893
Land and land improvements	15	7,731	7,848
Development in process		6,908	7,001
		$93,999	$98,686
Less: accumulated depreciation		(48,927)	(52,600)
		$45,072	$46,086

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
During the fourth quarter of 2019, the Company abandoned 313 acres of vineyards. As a result, the Company wrote off the $1,555,000 net book value related to these vineyards and other farming related assets which were previously included in the Property and equipment, net, line item within the Consolidated Balance Sheet. The $1,555,000 charge was recorded within the Other Income (Loss) line item within the Consolidated Statement of Operations.
At the time farm crops are harvested, contracted, and delivered to buyers and revenues can be estimated, revenues are recognized and any related inventoried costs are expensed, which traditionally occurs during the third and fourth quarters of each year. It is not unusual for portions of our almond or pistachio crop to be sold in the year following the harvest. Orchard (almond and pistachio) revenues are based upon the contract settlement price or estimated selling price, whereas vineyard revenues are typically recognized at the contracted selling price. Estimated prices for orchard crops are based upon the quoted estimate of what the final market price will be by marketers and handlers of the orchard crops. These market price estimates are updated through the crop payment cycle as new information is received as to the final settlement price for the crop sold. These estimates are adjusted to actual upon receipt of final payment for the crop. This method of recognizing revenues on the sale of orchard crops is a standard practice within the agribusiness community. Adjustments for differences between estimates and actual revenues received are recorded during the period in which such amounts become known. The net effect of these adjustments increased farming revenue by $3,746,000 in 2019, $111,000 in 2018, and $1,804,000 in 2017. The adjustment for 2019 includes a $3,807,000 increase for pistachio revenues and a $61,000 decrease for almonds. The adjustment for 2018 is entirely related to pistachios. The adjustment for 2017 includes $352,000 for almonds and $1,452,000 for pistachios.
The Almond Board of California has the authority to require producers of almonds to withhold a portion of their annual production from the marketplace through a marketing order approved by the Secretary of Agriculture. At December 31, 2019, 2018, and 2017, no such withholding was mandated.
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
As of December 31, 2019, management of the Company believes that none of its long-lived assets were impaired.
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
Environmental Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. No liabilities for environmental costs have been recorded at December 31, 2019 and 2018.
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
Recent Accounting Pronouncements
Allowance for Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)," changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. The ASU will be applied as a cumulative adjustment to retained earnings as of the effective date.
In November 2019, the FASB issued ASU No. 2019-10, changing effective dates for the new standards to give implementation relief to certain types of entities. The Company is required to adopt the new standards no later than January 1, 2023 according to ASU 2019-10, with early application allowed.
The Company adopted the new standards on January 1, 2020, and the adoption did not have any material impact on the Company's consolidated financial statements. The Company's accounts receivable balance is primarily composed of crop receivables. Based on the short-term nature of these contracts, historical experience with current customers and periodic credit evaluations of the customers' financial conditions, the Company believes its credit risk is minimal. With regards to marketable securities, the Company limits its investment to securities with investment grade ratings from Moody's or Standard and Poor's. As the Company doesn't have current intent to sell securities and it's more likely than not that the Company won't be required to sell securities before recovery of their amortized cost basis, the adoption of new standards did not have any material impact on its accounting of marketable securities.

Fair Value of Financial Instruments
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU removes certain disclosure requirements related to the fair value hierarchy, such as disclosure of amounts and reasons for transfers between Level 1 and Level 2, and adds new disclosure requirements, such as disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. For the Company, the new standard is effective on January 1, 2020. The Company does not expect this ASU to have any material impact on its consolidated financial statements, as the Company does not have financial instruments classified as Level 3.
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
New Accounting Pronouncements Adopted in 2019
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
Lessor Impact:
The Company elected the land easement practical expedient upon adoption of the new guidance and is thus permitted to continue its current accounting policy for land easements that exist or expired before the effective date of the adoption. After the adoption date, the Company evaluates new or modified land easements under ASC Topic 842.
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
In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This ASU identified SOFR as the preferred reference rate alternative to LIBOR. The Company adopted this new guidance on January 1, 2019, and the adoption did not have an impact on the Company's consolidated financial statements. For a more detailed discussion of the benchmark interest rate, see Part I, Item 1A, "Risk Factors".
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

	Twelve Months Ended December 31,
	2019	2018	2017
Weighted average number of shares outstanding:
Common stock	26,031,391	25,948,189	21,677,981
Common stock equivalents: stock options, grants	117,724	27,715	40,409
Diluted shares outstanding	26,149,115	25,975,904	21,718,390
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

($ in thousands)		2019		2018
Marketable Securities:	Fair Value Hierarchy	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Certificates of deposit
with unrecognized losses for less than 12 months		$251	$250	$250	$248
with unrecognized losses for more than 12 months		—	—	3,861	3,812
with unrecognized gains		1,799	1,806	—	—
Total Certificates of deposit	Level 1	2,050	2,056	4,111	4,060
U.S. Treasury and agency notes
with unrecognized losses for less than 12 months		6,485	6,479	3,112	3,105
with unrecognized losses for more than 12 months		—	—	23,564	23,415
with unrecognized gains		14,413	14,434	3	4
Total U.S. Treasury and agency notes	Level 2	20,898	20,913	26,679	26,524
Corporate notes
with unrecognized losses for less than 12 months		1,004	1,002	13,696	13,665
with unrecognized losses for more than 12 months		—	—	12,542	12,431
with unrecognized gains		13,082	13,106	—	—
Total Corporate notes	Level 2	14,086	14,108	26,238	26,096
Municipal notes
with unrecognized losses for less than 12 months		—	—	2,994	2,982
with unrecognized losses for more than 12 months		—	—	4,116	4,087
with unrecognized gains		1,999	2,007	—	—
Total Municipal notes	Level 2	1,999	2,007	7,110	7,069

		$39,033	$39,084	$64,138	$63,749
We evaluate our securities for other-than-temporary impairment based on the specific facts and circumstances surrounding each security valued below its cost. Factors considered include the length of time the securities have been valued below cost, the financial condition of the issuer, industry reports related to the issuer, the severity of any decline, our current intention not to sell the security, and our assessment as to whether it is more likely than not that we will be required to sell the security before a recovery of its amortized cost basis. We then segregate the loss between the amounts representing a decrease in cash flows expected to be collected, or the credit loss, which is recognized through earnings, and the balance of the loss which is recognized through other comprehensive income. At December 31, 2019, the fair market value of investment securities was $51,000 above the cost basis of securities. The Company’s gross unrealized holding gains equal $60,000 and gross unrealized holding losses equal $9,000. The Company has determined that any unrealized losses in the portfolio are temporary as of December 31, 2019.
As of December 31, 2019, the adjustment to accumulated other comprehensive loss in consolidated equity for the temporary change in the value of securities reflects an increase in the market value of available-for-sale securities of $440,000, which includes estimated taxes of $123,000.

The following tables summarize the maturities, at par, of marketable securities by year ($ in thousands):

December 31, 2019	2020	2021	2022	Total
Certificates of deposit	$2,049	$—	$—	$2,049
U.S. Treasury and agency notes	20,393	502	—	20,895
Corporate notes	13,685	400	—	14,085
Municipal notes	2,000	—	—	2,000
	$38,127	$902	$—	$39,029

December 31, 2018	2019	2020	2021	Total
Certificates of deposit	$2,311	$1,799	$—	$4,110
U.S. Treasury and agency notes	17,574	9,174	—	26,748
Corporate notes	18,671	7,150	400	26,221
Municipal notes	5,111	2,000	—	7,111
	$43,667	$20,123	$400	$64,190
The Company’s investments in corporate notes are with companies that have an investment grade rating from Standard & Poor’s.
4.     INVENTORIES
Inventories consisted of the following at December 31:

($ in thousands)	2019	2018
Farming inventories	$2,444	$2,269
Other	348	349
	$2,792	$2,618
Farming inventories consist of costs incurred during the current year related to the next year’s crop, as well as any current year’s unsold product and farming chemicals.
5.     REAL ESTATE
Real estate consisted of the following as of December 31:

($ in thousands)	2019	2018
Real estate development
Mountain Village	$142,567	$137,571
Centennial	104,491	100,311
Grapevine	34,813	31,175
Tejon Ranch Commerce Center	15,710	14,328
Real estate development	297,581	283,385

Real estate and improvements - held for lease, net
Tejon Ranch Commerce Center	21,435	21,327
Real estate and improvements - held for lease, net	21,435	21,327
Less accumulated depreciation	(2,761)	(2,374)
Real estate and improvements - held for lease, net	$18,674	$18,953

6.     LONG-TERM WATER ASSETS
Long-term water assets consist of water and water contracts held for future use or sale. The water is held at cost, which includes the price paid for the water and the cost to pump and deliver the water from the California aqueduct into the water bank. Water is currently held in a water bank on Company land in southern Kern County and by TCWD in Kern Water Banks.
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
Water revenues and cost of sales were as follows as of December 31:

($ in thousands)	2019	2018	2017

Acre-Feet Sold	4,482	9,442	939

Revenues	$3,997	$9,142	$1,254
Cost of sales	3,194	3,864	765
Profit	$803	$5,278	$489
Costs assigned to water assets held for future use were as follows ($ in thousands):

	December 31, 2019	December 31, 2018
Banked water and water for future delivery	$25,265	$24,597
Transferable water	3,054	36
Total water held for future use at cost	$28,319	$24,633
Intangible Water Assets
The Company's carrying amounts of its purchased water contracts were as follows ($ in thousands):

	December 31, 2019		December 31, 2018
	Costs	Accumulated Depreciation	Costs	Accumulated Depreciation
Dudley-Ridge water rights	$11,581	$(4,342)	$11,581	$(3,860)
Nickel water rights	18,740	(3,962)	18,740	(3,320)
Tulare Lake Basin water rights	6,479	(2,660)	6,479	(2,421)
	$36,800	$(10,964)	$36,800	$(9,601)
Net cost of purchased water contracts	25,836		27,199
Total cost water held for future use	28,319		24,633
Net investments in water assets	$54,155		$51,832

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

(in acre feet, unaudited)	December 31, 2019	December 31, 2018
Water held for future use
Company water bank	50,349	48,826
Transferable water *	3,252	500
Total water held for future use	53,601	49,326
Purchased water contracts
Water Contracts (Dudley-Ridge, Nickel and Tulare)	10,137	10,137
WRMWSD - Contracts with Company	15,547	15,547
TCWD - Contracts with Company	5,749	5,749
TCWD - Banked water contracted to Company	60,555	52,547
Total purchased water contracts	91,988	83,980
Total water held for future use and purchased water contracts	145,589	133,306

Tejon Ranchcorp, or Ranchcorp, a wholly-owned subsidiary of Tejon Ranch Co., entered into a Water Supply Agreement with PEF in 2015. PEF is the current lessee under the power plant lease. Pursuant to the Water Supply Agreement, PEF may purchase from Ranchcorp up to 3,500 acre-feet of water per year from January 1, 2017 through July 31, 2030, with an option to extend the term. PEF is under no obligation to purchase water from Ranchcorp in any year, but is required to pay Ranchcorp an annual option payment equal to 30% of the maximum annual payment. The price of the water under the Water Supply Agreement for 2019 is $1,120 per acre-foot of annual water, subject to 3% annual increases over the life of the contract. The Water Supply Agreement contains other customary terms and conditions, including representations and warranties, which are typical for agreements of this type. The Company's commitments to sell water can be met through current water assets.
7.     ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following as of December 31:

($ in thousands)	2019	2018
Accrued vacation	$799	$761
Accrued paid personal leave	419	416
Accrued bonus	1,700	2,071
Other	545	327
	$3,463	$3,575

8.     LINE OF CREDIT AND LONG-TERM DEBT
Debt consisted of the following as of December 31:

($ in thousands)	2019	2018
Notes payable	$61,897	$65,901
Other borrowings	—	14
Total short-term and long-term debt	61,897	65,915
Less line-of-credit and current maturities of long-term debt	(4,182)	(4,018)
Less deferred loan costs	(239)	(117)
Long-term debt, less current portion	$57,476	$61,780

In August 2019, the Company amended the Term Note (Amended Term Note) and extended its maturity to June 5, 2029. The Amended Term Loan had an outstanding balance of $58,768,000 as of December 31, 2019, whereas the Term Note had an outstanding balance of $62,483,000 as of December 31, 2018. The interest rate per annum applicable to the Amended Term Note is LIBOR (as defined in the Term Note) plus a margin of 170 basis points. The interest rate for the Amended Term Note has been fixed at 4.16% through the use of an interest rate swap agreement. The Amended Term Note requires monthly amortization payments, with the outstanding principal amount due on June 5, 2029. The Amended Term Note is secured by the Company's farmland and farm assets, which include equipment, crops and crop receivables; the PEF power plant lease and lease site; and related accounts and other rights to payment and inventory.
In August 2019, the Company increased the capacity of the Revolving Line of Credit, or RLC, to $35,000,000 from $30,000,000 and extended the maturity to October 5, 2024. The RLC had no outstanding balance as of December 31, 2019 and December 31, 2018. At the Company’s option, the interest rate on this line of credit can float at 1.50% over a selected LIBOR rate or can be fixed at 1.50% above LIBOR for a fixed rate term. During the term of this RLC, the Company can borrow at any time and partially or wholly repay any outstanding borrowings and then re-borrow, as necessary.
Any future borrowings under the RLC will be used for ongoing working capital requirements and other general corporate purposes. To maintain availability of funds under the RLC, undrawn amounts under the RLC will accrue a commitment fee of 10 basis points per annum. The Company's ability to borrow additional funds in the future under the RLC is subject to compliance with certain financial covenants and making certain representations and warranties, which are typical of this type of borrowing arrangement.
The Amended Note and RLC, collectively the Amended Credit Facility, requires compliance with three financial covenants: (i) total liabilities divided by tangible net worth not greater than 0.75 to 1.0 at each quarter end; (ii) a debt service coverage ratio not less than 1.25 to 1.00 as of each quarter end on a rolling four quarter basis; and (iii) maintain liquid assets equal to or greater than $20,000,000, including availability on RLC. At December 31, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.
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
In 2013, Tejon entered into a promissory note agreement, secured by real estate, with CMFG Life Insurance Company to pay a principal amount of $4,750,000 with principal and interest due monthly starting on October 1, 2013. The interest rate on this promissory note is 4.25% per annum, with monthly principal and interest payments of $36,000 that will end on September 1, 2028. The proceeds from this promissory note were used to eliminate debt that had been previously used to provide long-term financing for a building being leased to Starbucks and provide additional working capital for future investment. The outstanding balance on the note was $3,129,000 as of December 31, 2019. The balance of this long-term debt instrument included in "Notes payable" above approximates the fair value of the instrument.
The following table summarizes our outstanding indebtedness and respective principal maturities as of December 31,

($ in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Term Loan	$3,881	$4,051	$4,221	$4,429	$4,624	$37,562	$58,768
Promissory note	302	315	328	343	357	1,484	3,129
Total long-term debt	$4,183	$4,366	$4,549	$4,772	$4,981	$39,046	$61,897

9.     OTHER LIABILITIES
Other liabilities consist of the following as of December 31:

($ in thousands)	2019	2018
Pension liability (See Note 15)	$1,790	$2,148
Interest rate swap liability (See Note 10)[1]	2,716	—
Supplemental executive retirement plan liability (See Note 15)	8,011	7,750
Other	2,938	2,800
	$15,455	$12,698
[1]  The Company's interest rate swap had a liability balance as of December 31, 2019 as presented above. The Company's interest rate swap had an asset balance of $93,000 as of December 31, 2018 and was presented under the caption Other Assets on the Consolidated Balance Sheets.

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
During the quarter ended December 31, 2019, the interest rate swap agreement was deemed highly effective. Changes in fair value, including accrued interest and adjustments for non-performance risk, that qualify as cash flow hedges are classified in AOCI. Amounts classified in AOCI are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.
As of December 31, 2019, the fair value of the interest rate swap agreement was less than its cost basis and as such is recorded within Other Liabilities on the Consolidated Balance Sheets. The Company had the following outstanding interest rate swap agreement designated as an interest rate cash flow hedge as of ($ in thousands):

December 31, 2019
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
July 5, 2019	June 5, 2029	Level 2	4.16%	$(2,716)	$58,768

December 31, 2018
Effective Date	Maturity Date	Fair Value Hierarchy	Weighted Average Interest Pay Rate	Fair Value	Notional Amount
October 15, 2014	October 5, 2024	Level 2	4.11%	$93	$62,483
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

The following is a summary of the Company's performance share grants with performance conditions as of the year ended December 31, 2019:

Performance Share Grants with Performance Conditions
Below threshold performance	—
Threshold performance	185,440
Target performance	370,862
Maximum performance	556,302
The following is a summary of the Company’s stock grant activity, both time and performance unit grants, assuming target achievement for outstanding performance grants for the following twelve-month periods ended:

	December 31, 2019	December 31, 2018	December 31, 2017
Stock Grants Outstanding Beginning of the Year at Target Achievement	538,599	536,860	386,171
New Stock Grants/Additional shares due to achievement in excess of target	160,471	97,529	295,243
Vested Grants	(188,032)	(93,948)	(99,769)
Expired/Forfeited Grants	(101,665)	(1,842)	(44,785)
Stock Grants Outstanding at Target Achievement	409,373	538,599	536,860
The unamortized cost associated with nonvested stock grants and the weighted-average period over which it is expected to be recognized as of December 31, 2019 was $3,054,000 and 18 months, respectively. The fair value of restricted stock with time-based vesting features is based upon the Company’s share price on the date of grant and is expensed over the service period. Fair value of performance grants that cliff vest based on the achievement of performance conditions is based on the share price of the Company’s stock on the day of grant once the Company determines that it is probable that the award will vest. This fair value is expensed over the service period applicable to these grants. For performance grants that contain a range of shares from zero to maximum we determine, based on historic and projected results, the probability of (1) achieving the performance objective, and (2) the level of achievement. Based on this information, we determine the fair value of the award and measure the expense over the service period related to these grants. Because the ultimate vesting of all performance grants is tied to the achievement of a performance condition, we estimate whether the performance condition will be met and over what period of time. Ultimately, we adjust compensation cost according to the actual outcome of the performance condition. Under the Non-Employee Director Stock Incentive Plan, or NDSI Plan, each non-employee director, during the years presented, received his or her annual compensation in stock.
The following table summarizes stock compensation costs for the Company's 1998 Stock Incentive Plan, or the Employee 1998 Plan, and NDSI Plan for the following periods:

Employee 1998 Plan ($ in thousands):	December 31, 2019	December 31, 2018	December 31, 2017
Expensed	$2,667	$2,564	$2,889
Capitalized	760	1,232	555
	3,427	3,796	3,444
NDSI Plan	531	684	663
	$3,958	$4,480	$4,107

12.     INCOME TAXES
The Company accounts for income taxes using ASC 740, “Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the financial statements and the tax returns. The provision for income taxes consists of the following at December 31:

($ in thousands)	2019	2018	2017
Total (benefit) provision:	$3,980	$1,320	$(1,283)
Federal:
Current	1,798	862	(1,266)
Deferred	866	64	255
	2,664	926	(1,011)
State:
Current	812	353	(120)
Deferred	504	41	(152)
	1,316	394	(272)
	$3,980	$1,320	$(1,283)

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

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate of 21% in 2019 and 2018 and 34% for 2017 is as follows for the years ended December 31:

($ in thousands)	2019	2018	2017
Income tax at statutory rate	$3,058	$1,171	$(1,046)
State income taxes, net of Federal benefit	948	317	(185)
Oil and mineral depletion	(131)	(134)	(180)
Permanent differences	26	19	25
Excess stock compensation expense	(57)	(20)	107
U.S. Tax Reform adjustment	—	—	54
Other	136	(33)	(58)
Provision (benefit) for income taxes	$3,980	$1,320	$(1,283)
Effective tax rate	27.3%	23.8%	41.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

($ in thousands)	2019	2018
Deferred income tax assets:
Accrued expenses	$349	$318
Deferred revenues	370	697
Capitalization of costs	1,843	1,937
Pension adjustment	2,883	2,937
Stock grant expense	2,500	2,674
State deferred taxes	116	25
Book deferred gains	1,176	941
Joint venture allocations	533	1,091
Provision for additional capitalized costs	699	699
Interest rate swap	810	—
Other	39	155
Total deferred income tax assets	$11,318	$11,474
Deferred income tax liabilities:
Deferred gains	$490	$32
Depreciation	2,892	3,100
Cost of sales allocations	872	872
Joint venture allocations	5,070	4,914
Straight line rent	590	611
Prepaid expenses	333	298
State deferred taxes	208	256
Interest rate swap	—	28
Other	150	134
Total deferred income tax liabilities	$10,605	$10,245
Net deferred income tax asset	$713	$1,229
Allowance for deferred tax assets	—	—
Net deferred taxes	$713	$1,229
Due to the nature of our deferred tax assets, the Company believes they will be used through operations in future years and a valuation allowance is not necessary.
The Company made income tax payments of $4,645,000 in 2019 and made no payments in 2018. The Company received refunds of $1,345,000 and $164,000 in 2019 and 2018, respectively.
The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. As a result of this evaluation, the Company determined there were no uncertain tax positions that required recognition and measurement for the years ended December 31, 2019 and 2018 within the scope of ASC 740, "Income Taxes." Tax years from 2016 to 2018 and 2015 to 2018 remain available for examination by the Federal and California State taxing authorities, respectively.
13.     LEASES
The Company is a lessor of certain property pursuant to various lease agreements having terms ranging up to 30 years. The Company generates rental income from right to use assets. The following is a summary of income from commercial rents included in commercial/industrial real estate revenues as of December 31:

	2019	2018	2017
Base rent	$6,554,000	$6,444,000	$6,156,000
Percentage rent	$1,024,000	$621,000	$677,000

Future minimum rental income on commercial, communication and right-of-way on non-cancelable leases as of December 31, 2019:

2020	2021	2022	2023	2024	Thereafter
$6,481	$5,914	$5,608	$5,202	$5,061	$22,335
14.     COMMITMENTS AND CONTINGENCIES

The Company's land is subject to water contracts of which $10,027,000 is expected to be paid in 2020. These estimated water contract payments consist of SWP, contracts with Wheeler Ridge Maricopa Water Storage District, TCWD, Tulare Lake Basin Water Storage District, Dudley-Ridge Water Storage District and the Nickel water contract. The SWP contracts run through 2035 and the Nickel water contract runs through 2044, with an option to extend an additional 35 years. As discussed in Note 6 (Long-Term Water Assets), we purchased the assignment of a contract to purchase water in late 2013. The assigned water contract is with Nickel and obligates us to purchase 6,693 acre-feet of water annually through the term of the contract. Our contractual obligation for future water payments was $269,065,000 as of December 31, 2019 .
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
The Company is obligated, as a landowner in each CFD, to pay its share of the special taxes assessed each year. The secured lands include both the TRCC-West and TRCC-East developments. Proceeds from the sale of West CFD bonds went to reimburse the Company for public infrastructure costs related to the TRCC-West development. At December 31, 2019 there were no additional improvement funds remaining from both of the West CFD bonds and East CFD bonds for reimbursement of public infrastructure costs during future years. During 2019, the Company paid approximately $2,569,000 in special taxes. As development continues to occur at TRCC, new owners of land and new lease tenants, through triple net leases, will bear an increasing portion of the assessed special tax. This amount could change in the future based on the amount of bonds outstanding and the amount of taxes paid by others. The assessment of each individual property sold or leased is not determinable at this time because it is based on the current tax rate and the assessed value of the property at the time of sale or on its assessed value at the time it is leased to a third-party. Accordingly, the Company is not required to recognize an obligation at December 31, 2019.

Tehachapi Uplands Multiple Species Habitat Conservation Plan Approval
In July 2014, the Company received a copy of a Notice of Intent to Sue, dated July 17, 2014 indicating that the Center for Biological Diversity, or CBD, the Wishtoyo Foundation and Dee Dominguez (collectively the TUMSHCP Plaintiffs) intended to initiate a lawsuit against the U.S. Fish and Wildlife Service, or USFWS, challenging USFWS's approval of the Company's Tehachapi Uplands Multiple Species Habitat Conservation Plan, or TUMSHCP, and USFWS's issuance of an Incidental Take Permit, or ITP, for the take of federally listed species. The TUMSHCP approval and ITP issuance by the USFWS occurred in 2013. These approvals authorize, among other things, the removal of California condor habitat associated with the Company's potential future development of MV.
On April 25, 2019, the TUMSHCP Plaintiffs filed suit against the USFWS in the U.S. District Court for the Central District of California in Los Angeles (Case No. 2:19-CV-3322) (the TUMSHCP Suit). The Company was not initially named as a party in the TUMSHCP Suit and brought a motion to intervene, which the court granted. The TUMSHCP Suit seeks to invalidate the TUMSHCP as it pertains to the protection of the California condor (an endangered species), as well as the ITP.
The primary allegations in the TUMSHCP Suit are that California condors or their habitat are “Traditional Cultural Properties” within the meaning of the National Historic Preservation Act (NHPA), that the USFWS failed to take into account the impact of the TUMSHCP and ITP on these “Traditional Cultural Properties” and failed to adequately consult with affected Native American tribes or their representatives with respect to these “Traditional Cultural Properties.”
Management considers the allegations in the TUMSHCP Suit to be beyond the scope of the law and regulations referenced in the TUMSHCP Suit, and believes that the issues raised by the TUMSHCP Plaintiffs were adequately addressed by USFWS during the consultation process with Native American tribes. The Company is supporting USFWS's efforts to vigorously defend this matter. On October 30, 2019, the TUMSCHCP Plaintiffs filed an amended complaint after the court previously granted the Company’s motion to dismiss the TUMSCHP Suit on the basis that the TUMSCHP Plaintiff’s lacked standing. The Company brought a second motion to dismiss on the same basis, which the court denied on December 18, 2019. In its December 18, 2019 ruling, the court ordered that the parties proceed to bring motions for summary judgment on the question of whether the USFWS correctly determined that the California condor is not a “Traditional Cultural Property” under the NHPA. As of the date of this report, the USFWS is in the process of preparing the record of its decision in order to adjudicate that question. Once the record is complete the parties will comply with the court’s order by bringing one or more motions for summary judgment to adjudicate the question presented by the court.
The TUMSHCP Plaintiffs had previously raised essentially the same arguments regarding the Native American consultation process and the California condor in an earlier state court litigation. In that litigation, the California Court of Appeal rejected the TUMSHCP Plaintiffs’ arguments as lacking merit in a decision issued on April 25, 2012. See Center for Biological Diversity, et al. v. Kern County, 2012 WL 1417682 (Case No. F061908).
As of December 31, 2019, the Company believes the TUMSHCP Suit does not impede on the ability to start or complete the development of MV development.
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

Antelope Valley Groundwater Cases
On November 29, 2004, a conglomerate of public water suppliers filed a cross-complaint in the Los Angeles Superior Court against landowners and others with interest in the groundwater basin within the Antelope Valley (including the Company) seeking a judicial determination of the rights to groundwater within the Antelope Valley basin, including the groundwater underlying the Company’s land near the Centennial project. Four phases of a multi-phase trial have been completed. Upon completion of the third phase, the court ruled that the groundwater basin was in overdraft and established a current total sustainable yield. The fourth phase of trial occurred in the first half of 2013 and resulted in confirmation of each party’s groundwater pumping for 2011 and 2012. The fifth phase of the trial commenced in February 2014, and concerned 1) whether the United States has a federal reserved water right to basin groundwater, and 2) the rights to return flows from imported water. The court heard evidence on the federal reserved right but continued the trial on the return flow issues while most of the parties to the adjudication discussed a settlement, including rights to return flows. In February 2015, more than 140 parties representing more than 99% of the current water use within the adjudication boundary agreed to a settlement. On March 4, 2015, the settling parties, including Tejon, submitted a Stipulation for Entry of Judgment and Physical Solution to the court for approval. On December 23, 2015, the court entered judgment approving the Stipulation for Entry of Judgment and Physical Solution, or the Judgment. The Company’s water supply plan for the Centennial project anticipated reliance on, among other sources, a certain quantity of groundwater underlying the Company’s lands in the Antelope Valley. The Company’s allocation in the Judgment is consistent with that amount. Prior to the Judgment becoming final, on February 19 and 22, 2016, several parties, including the Willis Class and Phelan Pinon Hills Community Services District, filed notices of appeal from the Judgment. The Appeal has been transferred from the Fourth Appellate District to the Fifth Appellate District.
Appellate briefing began in 2019 and is scheduled to continue into the second quarter of 2020. Notwithstanding the appeals, the parties, with assistance from the Court have established the Watermaster Board, hired the Watermaster Engineer and Watermaster Legal Counsel, and begun administering the physical solution, consistent with the Judgment.
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
Grapevine
On December 6, 2016, the Kern County Board of Supervisors unanimously granted entitlement approval for the Grapevine project. On January 5, 2017, the CBD, and the CFS, filed an action in Kern County Superior Court pursuant to CEQA, against Kern County and the Kern County Board of Supervisors, or collectively, the County, concerning the County’s granting of the 2016 approvals for the Grapevine project, including certification of the final EIR (the 2017 Action). The Company was named as a real party in interest in the 2017 Action. The 2017 Action alleged that the County failed to properly follow the procedures and requirements of CEQA, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, traffic, water supply and hydrology, growth inducing impacts, failure to adequately consider project alternatives and to provide support for the County’s findings and statement of overriding considerations in adopting the EIR and failure to adequately describe the environmental setting and project description. Petitioners sought to invalidate the County’s approval of the project, the environmental approvals and require the Company and the County to revise the environmental documentation.
On July 27, 2018, the court held a hearing on the petitioners’ claims in the 2017 Action. At that hearing, the court rejected all of petitioners’ claims raised in the litigation, except petitioners’ claims that (i) the project description was inadequate and (ii) such inadequacy resulted in aspects of certain environmental impacts being improperly analyzed. As to the claims described in “(i)” and “(ii)” in the foregoing sentence, the court determined that the EIR was inadequate. In that regard, the court determined the Grapevine project description contained in the EIR allowed development to occur in the time and manner determined by the real parties in interest and, as a consequence, such development flexibility could result in the project’s internal capture rate, or ICR - the percent of vehicle trips remaining within the project - actually being lower than the projected ICR levels used in the EIR and that lower ICR levels warranted supplemental traffic, air quality, greenhouse gas emissions, noise, public health and growth inducing impact analyses.
On December 11, 2018, the court in the 2017 Action ruled that portions of the EIR required corrections and supplemental environmental analysis and ordered that the County rescind the Grapevine project approvals until such supplemental environmental analysis was completed. The court issued a final judgment consistent with its ruling on February 15, 2019 and, on March 12, 2019, the County rescinded the Grapevine project approvals.

Following the County’s rescission of the Grapevine project approvals, the Company filed new applications to re-entitle the Grapevine project (the re-entitlement). The re-entitlement application involves processing project approvals that are substantively similar to the Grapevine project that was unanimously approved by the Kern County Board of Supervisors in December 2016. As part of the re-entitlement, supplemental environmental analysis was prepared to address the court’s ruling in the 2017 Action. Following a public comment and review period, the Kern County Planning Commission held a hearing on November 14, 2019 and unanimously recommended to the Kern County Board of Supervisors that it approve the re-entitlement of the Grapevine project. On December 10, 2019, the Kern County Board of Supervisors held a hearing and after considering the supplemental environmental analysis and material presented at the hearing unanimously voted to approve the re-entitlement of the Grapevine project. On January 9, 2020 the County filed a Supplemental and Final Return to Preemptory Writ of Mandate to inform the court of re-entitlement of the Grapevine project in a manner that the County and the Company believes is compliant with the court’s February 15, 2019 final judgment in the 2017 Action. Concurrently, the County and the Company filed a Motion for Order Discharging Writ of Mandate, which requests that the court determine that the County’s re-entitlement of the Grapevine project complies with the court’s February 15, 2019 final judgment in the 2017 Action. A hearing was held on February 14, 2020 for this motion and is further summarized below.
On January 10, 2020, CBD filed a new and separate action in Kern County Superior Court pursuant to CEQA, against the County, concerning the County’s approval of the December 2019 re-entitlement of the Grapevine project, including certification of the final EIR (the 2020 Action). The Company is named as real party in interest in the 2020 Action. The 2020 Action alleges that the County failed to properly follow the procedures and requirements of CEQA with respect to the re-entitlement of the Grapevine project, including failure to identify, analyze and mitigate impacts to air quality, greenhouse gas emissions, biological resources, public health, and traffic, and failed to provide support for the County’s findings and statement of overriding considerations in adopting the EIR. CBD seeks to invalidate the County’s approval of the re-entitlement, the environmental approvals for the re-entitlement and require the Company and the County to revise the environmental documentation. The Company intends to vigorously defend the re-entitlement of the Grapevine project. On January 22, 2020, the Company and County filed a demurrer and motion to strike the claims in the 2020 Action on the basis that the claims brought by CBD must be resolved by the court in the 2017 action, pursuant to the final judgment issued in the 2017 Action. The Company and County’s motion described in the previous sentence also includes an alternative request that the court consolidate CBD’s claims in the 2020 Action with its disposition of any remaining matters relating to the 2017 Action. A hearing on these motions filed in the 2020 Action and on the Motion for Order Discharging Writ of Mandate (described above and relating to the 2017 Action) was held on February 14, 2020. At the February 14, 2020 hearing, the court granted the Company and County’s request to consolidate the 2020 Action with its adjudication of the Company and County’s compliance with the writ of mandate issued by the Court in the 2017 Action. The court denied, without prejudice, the Company’s and County’s motion to discharge the writ in the 2017 Action and their demurrer and motion to strike the claims in the 2020 Action, but the court further ruled that the Company and County could re-assert these arguments at a later date once additional evidence was before the court. As of the date of this filing, there are no further hearings scheduled; however, pursuant to stipulation of all parties, the County is preparing the administrative record for the 2020 Action. Once the record has been lodged with the court, a briefing scheduled and hearing date will be set. At this time, neither County nor Company has filed their responsive pleadings.

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
15.    RETIREMENT PLANS

The Company sponsors a defined benefit retirement plan, or Benefit Plan, that covers eligible employees hired prior to February 1, 2007. The benefits are based on years of service and the employee’s five-year final average salary. The accounting for the defined benefit plan requires the use of assumptions and estimates in order to calculate periodic benefit cost and the value of the plan's assets and benefit obligation. These assumptions include discount rates, investment returns, and projected salary increases, amongst others. The discount rates used in valuing the plan's benefits obligations were determined with reference to high quality corporate and government bonds that are appropriately matched to the duration of the plan's obligation.
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

The following table sets forth changes in the plan's net benefit obligation and accumulated benefit information as of December 31:

($ in thousands)	2019	2018
Change in benefit obligation - Pension
Benefit obligation at beginning of year	$9,406	$10,099
Interest cost	389	365
Actuarial (gain)/assumption changes	1,161	(837)
Benefits paid	(246)	(221)
Settlements paid	—	—
Benefit obligation and accumulated benefit obligation at end of year	$10,710	$9,406
Change in Plan Assets
Fair value of plan assets at beginning of year	$7,258	$7,819
Actual return on plan assets	1,744	(505)
Employer contribution	165	165
Benefits/expenses paid	(247)	(221)
Fair value of plan assets at end of year	$8,920	$7,258
Funded status - liability	$(1,790)	$(2,148)

Amounts recorded in equity
Net actuarial loss	$3,027	$3,162
Total amount recorded	$3,027	$3,162
Amount recorded, net taxes	$2,180	$2,277
Other changes in plan assets and benefit obligations recognized in other comprehensive income include the following as of December 31:

($ in thousands)	2019	2018
Net loss (gain)	$(60)	$253
Recognition of net actuarial loss	(75)	(64)
Total changes	$(135)	$189
Changes, net of taxes	$(97)	$136
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year:

Expected return on plan assets	$643
Interest cost	(338)
Amortization of net gain/(loss)	(68)
Net periodic pension benefit/(cost)	$237
At December 31, 2019 and 2018, the Company had a long-term pension liability. For 2020, the Company is estimating that contributions to the pension plan will be approximately $165,000.
Based on actuarial estimates, it is expected that annual benefit payments from the pension trust will be as follows:

2020	2021	2022	2023	2024	Thereafter
$276	$291	$296	$355	$365	$2,453
Plan assets consist of equity, debt and short-term money market investment funds. The Benefit Plan’s current investment policy changed during the third quarter of 2018. The new policy is an investment strategy in which the primary focus is to minimize the volatility of the funding ratio. This objective will result in a prescribed asset mix between "return seeking" assets (e.g. stocks) and a bond portfolio (e.g., long duration bonds) according to a pre-determined customized investment strategy based on the Plan's Funded Status as the primary input. This path will be used as a reference point as to the mix of assets, which by design will de-emphasize the return seeking portion as funded status improves. At December 31, 2019, the investment mix was approximately 66% equity, 33% debt, and 1% money market funds. At December 31, 2018, the investment mix was approximately 64% equity, 35% debt and 1% money market funds. Equity investments consist of a combination of individual equity securities plus value funds, growth funds, large cap funds and international stock funds. Debt investments consist of U.S. Treasury securities and investment grade corporate debt. The weighted-average discount rate used in determining the periodic pension cost is 3.20% in 2019 and 4.20% in 2018. The expected long-term rate of return on plan assets is 7.3% in 2019 and 7.5% in 2018. The long-term rate of return on plan assets is based on the historical returns within the plan and expectations for future returns. See the following table for fair value hierarchy by investment type at December 31:

($ in thousands)	Fair Value Hierarchy	2019	2018
Pension Plan Assets:
Cash and Cash Equivalents	Level 1	$48	$95
Collective Funds	Level 2	8,872	7,163
Fair value of plan assets		$8,920	$7,258
Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2019	2018	2017
Cost components:
Service cost	$—	$—	$(15)
Interest cost	(389)	(365)	(386)
Expected return on plan assets	522	585	531
Net amortization and deferral	(75)	(64)	(122)
Settlement recognition	—	—	47
Total net periodic pension earnings/(cost)	$58	$156	$55
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
The following SERP benefit information is as of December 31:

($ in thousands)	2019	2018
Change in benefit obligation - SERP
Benefit obligation at beginning of year	$7,750	$7,759
Interest cost	303	268
Actuarial gain/assumption changes	486	267
Benefits paid	(528)	(544)
Curtailments	—	—
Benefit obligation and accumulated benefit obligation at end of year	$8,011	$7,750
Funded status - liability	$(8,011)	$(7,750)

($ in thousands)	2019	2018
Amounts recorded in stockholders’ equity
Net actuarial loss (gain)	$2,402	$1,978
Total amount recorded	$2,402	$1,978
Amount recorded, net taxes	$1,730	$1,425

Other changes in benefit obligations recognized in other comprehensive income for 2019 and 2018 included the following components:

($ in thousands)	2019	2018
Net (gain) loss	$486	$109
Recognition of net actuarial gain or (loss)	(62)	(66)
Total changes	$424	$43
Changes, net of taxes	$305	$31
The Company expects to recognize the following amounts as a component of net periodic pension costs during the next fiscal year ($ in thousands):

Interest cost	$(229)
Amortization of net (gain)/loss	(86)
Net periodic pension earnings/(cost)	$(315)
Based on actuarial estimates, it is expected that annual SERP benefit payments will be as follows ($ in thousands):

2020	2021	2022	2023	2024	Thereafter
$527	$523	$518	$512	$478	$2,663
The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefits obligation was 2.95% and 0.0% for 2019, 4.05% and 0.0% for 2018, and 3.40% and 0.00% for 2017. Total pension and retirement expense was as follows for each of the years ended December 31:

($ in thousands)	2019	2018	2017
Cost components:
Interest cost	$(303)	$(268)	$(287)
Net amortization and other	(62)	(223)	(211)
Total net periodic pension earnings/(cost)	$(365)	$(491)	$(498)

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
Information pertaining to operating results of the Company's reporting segments are as follows for each of the years ended December 31:

($ in thousands)	2019	2018	2017
Revenues
Real estate—commercial/industrial	$16,792	$8,970	$9,001
Mineral resources	9,791	14,395	5,983
Farming	19,331	18,563	16,434
Ranch operations	3,609	3,691	3,837
Segment revenues	49,523	45,619	35,255
Equity in unconsolidated joint ventures, net	16,575	3,834	4,227
Investment income	1,239	1,344	462
Total revenues and other income	67,337	50,738	39,669
Segment Profits (Losses)
Real estate—commercial/industrial	3,831	2,724	2,472
Real estate—resort/residential	(2,247)	(1,530)	(1,955)
Mineral resources	3,973	8,172	3,019
Farming	4,080	2,535	233
Ranch operations	(1,707)	(1,760)	(1,574)
Segment profits (1)	7,930	10,141	2,195
Equity in unconsolidated joint ventures, net	16,575	3,834	4,227
Investment income	1,239	1,344	462
Other income	(1,824)	(59)	(275)
Corporate expenses	(9,361)	(9,705)	(9,713)
Income from operations before income taxes	$14,559	$5,555	$(3,104)

(1) Segment profits are revenues less operating expenses, excluding investment income and expense, corporate expenses, equity in earnings of unconsolidated joint ventures, and income taxes.

Real estate - Commercial/Industrial
Commercial revenue consists of land and building leases to tenants at our commercial retail and industrial developments, base and percentage rents from our PEF power plant lease, communication tower rents, land sales, and payments from easement leases. The following table summarizes revenues, expenses and operating income from this segment for each of the years ended December 31:

($ in thousands)	2019	2018	2017
Commercial revenues	$16,792	$8,970	$9,001
Equity in earnings of unconsolidated joint ventures	16,575	3,834	4,227
Commercial revenues and equity in earnings of unconsolidated joint ventures	$33,367	$12,804	$13,228
Commercial expenses	12,961	6,246	6,529
Operating results from commercial and unconsolidated joint ventures	$20,406	$6,558	$6,699

The resort/residential real estate development segment is actively involved in the land entitlement and development process internally and through joint venture entities. The segment produced losses of $2,247,000, $1,530,000, and $1,955,000 during the years ended December 31, 2019, 2018, and 2017, respectively.

The mineral resources segment receives oil and mineral royalties from the exploration and development companies that extract or mine the natural resources from our land along with revenue from water sales. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2019	2018	2017
Mineral resources revenues	$9,791	$14,395	$5,983
Mineral resources expenses	$5,818	$6,223	$2,964
Operating results from mineral resources	$3,973	$8,172	$3,019
The farming segment produces revenues from the sale of wine grapes, almonds, pistachios and hay. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2019	2018	2017
Farming revenues	$19,331	$18,563	$16,434
Farming expenses	$15,251	$16,028	$16,201
Operating results from farming	$4,080	$2,535	$233
Ranch operations consists of game management revenues and ancillary land uses such as grazing leases and filming. The following table summarizes revenues, expenses and operating results from this segment for each of the years ended December 31:

($ in thousands)	2019	2018	2017
Ranch operations revenues	$3,609	$3,691	$3,837
Ranch operations expenses	$5,316	$5,451	$5,411
Operating results from ranch operations	$(1,707)	$(1,760)	$(1,574)

Information pertaining to assets of the Company’s reporting segments is as follows for each of the years ended December 31:

($ in thousands)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2019
Real estate - commercial/industrial	$76,814	$517	$8,690
Real estate - resort/residential	286,801	51	12,811
Mineral resources	55,049	1,371	37
Farming	41,258	1,909	3,362
Ranch operations	2,624	526	213
Corporate	76,876	662	109
Total	$539,422	$5,036	$25,222
2018
Real estate - commercial/industrial	$65,929	$651	$5,225
Real estate - resort/residential	273,620	58	13,459
Mineral resources	54,144	1,372	171
Farming	40,835	1,897	3,166
Ranch operations	2,973	536	102
Corporate	91,547	910	457
Total	$529,048	$5,424	$22,580
2017
Real estate - commercial/industrial	$63,065	$650	$4,638
Real estate - resort/residential	258,697	63	14,230
Mineral resources	48,305	1,363	356
Farming	36,317	2,080	2,129
Ranch operations	3,625	601	220
Corporate	108,190	932	136
Total	$518,199	$5,689	$21,709
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
17.    INVESTMENT IN UNCONSOLIDATED AND CONSOLIDATED JOINT VENTURES
The Company maintains investments in joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting unless the venture is a variable interest entity, or VIE, and meets the requirements for consolidation. The Company’s investment in its unconsolidated joint ventures at December 31, 2019 was $38,240,000. The equity in the income of the unconsolidated joint ventures was $16,575,000 for the twelve months ended December 31, 2019. The unconsolidated joint ventures have not been consolidated as of December 31, 2019, because the Company does not control the investments. The Company’s current joint ventures are as follows:

•
Petro Travel Plaza Holdings LLC – TA/Petro is an unconsolidated joint venture with TravelCenters of America, LLC for the development and management of travel plazas and convenience stores. The Company has 50% voting rights and shares 60% of profit and losses in this joint venture. It houses multiple commercial eating establishments as well as diesel and gasoline operations in TRCC. The Company does not control the investment due to it having only 50% voting rights, and because our partner in the joint venture is the managing partner and performs all of the day-to-day operations and has significant decision-making authority regarding key business components such as fuel inventory and pricing at the facility. At December 31, 2019, the Company had an equity investment balance of $23,636,000 in this joint venture. In December 2019, the Company completed the shell and core of a new 4,900 square foot multi-tenant building at TRCC-East, with a fair value of $2,805,000, and contributed the building and land to TA/Petro. The contribution met the criteria of a sale under ASC Topic 606, "Revenue from Contracts with Customers." As such, the Company recognized profit of $334,000 and deferred $501,000 of profit in accordance with ASC Topic 323, "Investment - Equity Method and Joint Ventures" on the date the assets were contributed.

•
Majestic Realty Co. – Majestic Realty Co., or Majestic, is a privately-held developer and owner of master planned business parks in the United States. The Company partnered with Majestic to form three 50/50 joint ventures to acquire, develop, manage, and operate industrial real estate at TRCC. The partners have equal voting rights and equally share in the profit and loss of the joint venture. The Company and Majestic guarantee the performance of all outstanding debt. At December 31, 2019, the Company's investment in these joint ventures was $5,953,000, which includes our outside basis.

◦
On November 2018, TRC-MRC 3, LLC was formed to pursue the development, construction, leasing, and management of a 579,040 square foot industrial building on the Company's property at TRCC-East. TRC-MRC 3, LLC qualified as a VIE from inception, but the Company is not the primary beneficiary therefore does not consolidate TRC-MRC 3, LLC in its financial statements. The construction of the building was completed in the fourth quarter of 2019 and the Company has delivered the space to a tenant that has leased 67% of the rentable space. In March 2019, the joint venture entered into a promissory note with a financial institution to finance the construction of the building. The note matures on May 1, 2030 and had an outstanding principal balance of $28,061,000 as of December 31, 2019. On April 1, 2019, the Company contributed land with a fair value of $5,854,000 to TRC-MRC 3, LLC in accordance with the limited liability agreement. The land contribution met the criteria of a land sale under ASC Topic 606, "Revenue from Contracts with Customers." As such, the Company recognized profit of $1,537,000 and deferred $1,537,000 of profit in accordance with ASC Topic 323, "Investment - Equity Method and Joint Ventures" on the date the land was contributed. The Company's investment in this joint venture was $5,953,000 as of December 31, 2019.

◦
In August 2016, we partnered with Majestic to form TRC-MRC 2, LLC to acquire, lease, and maintain a fully occupied warehouse at TRCC-West. The partnership acquired the 651,909 square foot building for $24,773,000 and was largely financed through a promissory note guaranteed by both partners. The promissory note was refinanced on June 1, 2018 with a $25,240,000 promissory note. The note matures on July 1, 2028, and currently has an outstanding principal balance of $24,455,000. Since inception, we have received excess distributions resulting in a deficit balance of $2,471,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income.

◦
In September 2016, TRC-MRC 1, LLC was formed to develop and operate an approximately 480,480 square foot industrial building at TRCC-East. The joint venture completed construction of the building during the third quarter of 2017. Since inception of the joint venture, we have received excess distributions resulting in a deficit balance of $462,000. In accordance with the applicable accounting guidance, these excess distributions are reclassified to the liabilities section of our consolidated balance sheet. We will continue to record our equity in the net income as a debit to the investment account, and if it becomes positive, it will again be shown as an asset on our consolidated balance sheet. If it becomes obvious that any excess distribution may not be returned (upon joint venture liquidation or otherwise), we will recognize any balance classified as a liability as income. The joint venture refinanced its construction loan in December 2018 with a mortgage loan. The original principal balance of the mortgage loan was $25,030,000, of which $24,542,000 was outstanding at December 31, 2019.

•
Rockefeller Joint Ventures – The Company has three joint ventures with Rockefeller Group Development Corporation or Rockefeller. At December 31, 2019, the Company’s combined equity investment balance in these three joint ventures was $8,651,000.

◦
Two joint ventures are for the development of buildings on approximately 91 acres and are part of an agreement for the potential development of up to 500 acres of land in TRCC that are tied to Foreign Trade Zone designation. The Company owns a 50% interest in each of the joint ventures.

▪
The Five West Parcel LLC joint venture owned and leased a 606,000 square foot building, the joint venture's primary asset, to Dollar General. The building was sold to a third party in November 2019 for a purchase price of $29,088,000, realizing a gain of $17,537,000. The outstanding term loan of the joint venture was paid off upon the sale.

▪
The second of these joint ventures, 18-19 West LLC, was formed in August 2009 through the contribution of 61.5 acres of land by the Company, which is being held for future development. Both of these joint ventures are being accounted for under the equity method due to both members having significant participating rights in the management of the ventures.

◦
The third joint venture is the TRCC/Rock Outlet Center LLC joint venture that was formed during the second quarter of 2013 to develop, own, and manage a net leasable 326,000 square foot outlet center on land at TRCC-East. The cost of the outlet center was approximately $87,000,000 and was funded through a construction loan for up to 60% of the costs and the remaining 40% was through equity contributions from the two members. The Company controls 50% of the voting interests of TRCC/Rock Outlet Center LLC; thus, it does not control by voting interest alone. The Company is the named managing member. The managing member's responsibilities relate to the routine day-to-day activities of TRCC/Rock Outlet Center LLC. However, all operating decisions during the development period and ongoing operations, including the setting and monitoring of the budget, leasing, marketing, financing and selection of the contractor for any construction, are jointly made by both members of the joint venture. Therefore, the Company concluded that both members have significant participating rights that are sufficient to overcome the presumption of the Company controlling the joint venture through it being named the managing member. Therefore, the investment in TRCC/Rock Outlet Center LLC is being accounted for under the equity method. The TRCC/Rock Outlet Center LLC joint venture has a term note with a financial institution that matures on September 5, 2021. As of December 31, 2019, the outstanding balance of the term note was $38,909,000. The Company and Rockefeller guarantee the performance of the debt.

•
Centennial Founders, LLC – Centennial Founders, LLC, or CFL, is a joint venture that was initially formed with TRI Pointe Homes, Lewis Investment Company and CalAtlantic to pursue the entitlement and development of land that the Company owns in Los Angeles County. Based on the Second Amended and Restated Limited Company Agreement of CFL and the change in control and funding that resulted from the amended agreement, CFL qualified as a VIE, beginning in the third quarter of 2009, and the Company was determined to be the primary beneficiary. As a result, CFL has been consolidated into our financial statements beginning in that quarter. Our partners retained a noncontrolling interest in the joint venture. On November 30, 2016, CFL and Lewis entered a Redemption and Withdrawal Agreement, whereby Lewis irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed Lewis' entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $11,039,000. On December 31, 2018, CFL and CalAtlantic entered a Redemption and Withdrawal Agreement, whereby CalAtlantic irrevocably and unconditionally withdrew as a member of CFL, and CFL redeemed CalAtlantic's entire interest for no consideration. As a result, our noncontrolling interest balance was reduced by $13,172,000. At December 31, 2019, the Company owned 92.57% of CFL.

The Company’s investment balance in its unconsolidated joint ventures differs from its respective capital accounts in the respective joint ventures. The differential represents the difference between the cost basis of assets contributed by the Company and the agreed upon contribution value of the assets contributed.
Condensed balance sheet information and statement of operations of the Company’s unconsolidated joint ventures are as follows:
Balance Sheet Information as of December 31:

	Joint Venture						TRC
	Assets		Borrowings		Equity		Investment In
	2019	2018	2019	2018	2019	2018	2019	2018
Petro Travel Plaza Holdings, LLC	$77,835	$69,096	$(15,287)	$(15,283)	$60,061	$51,377	$23,636	$18,426
Five West Parcel, LLC	694	15,157	—	(9,173)	648	5,751	140	2,691
18-19 West, LLC	4,849	4,654	—	—	4,600	4,654	1,730	1,783
TRCC/Rock Outlet Center, LLC	69,459	75,194	(38,909)	(46,826)	29,688	27,531	6,781	5,702
TRC-MRC 1, LLC	28,673	29,692	(24,542)	(25,030)	3,623	4,018	—	—
TRC-MRC 2, LLC	20,026	20,362	(24,455)	(25,014)	(7,094)	(5,763)	—	—
TRC-MRC 3, LLC	37,292	—	(28,061)	—	6,052	—	5,953	—
Total	$238,828	$214,155	$(131,254)	$(121,326)	$97,578	$87,568	$38,240	$28,602

Centennial Founders, LLC	$96,415	$93,840	$—	$—	$96,143	$93,188	Consolidated

Condensed Statement of Operations Information as of December 31:

	Joint Venture						TRC
	Revenues			Earnings(Loss)			Equity in Earnings (Loss)
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Petro Travel Plaza Holdings, LLC	$117,708	$119,083	$105,507	$14,684	$9,672	$10,418	$8,810	$5,803	$6,251
Five West Parcel, LLC	2,648	2,731	2,824	18,239	778	905	9,119	389	452
18-19 West, LLC	15	13	11	(107)	(102)	(97)	(53)	(51)	(48)
TRCC/Rock Outlet Center, LLC[1]	6,278	6,418	9,615	(3,843)	(4,645)	(2,347)	(1,921)	(2,323)	(1,173)
TRC-MRC 1, LLC	3,067	1,323	—	91	(498)	(3)	46	(249)	(2)
TRC-MRC 2, LLC[2]	4,023	3,981	3,655	1,151	529	(2,505)	575	265	(1,253)
TRC-MRC 3, LLC	$—	$—	$—	$(2)	$—	$—	$(1)	$—	$—
	$133,739	$133,549	$121,612	$30,213	$5,734	$6,371	$16,575	$3,834	$4,227

Centennial Founders, LLC	$469	$297	$456	$(20)	$(249)	$(144)	Consolidated

(1) Revenues for TRCC/Rock Outlet Center are presented net of non-cash tenant allowance amortization of $1.7 million, $1.7 million, and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2) Earnings for TRC-MRC2, LLC include non-cash amortization of purchase accounting adjustments related to in-place leases of $0.2 million, $0.8 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company has water contracts with WRMWSD for SWP water deliveries to our agricultural and municipal/industrial operations in the San Joaquin Valley. The terms of these contracts extend to 2035. Under the contracts, we are entitled to annual water for 5,496 acres of land, or 15,547 acre-feet of water subject to SWP allocations. In December 2019, the Company's Executive Vice President and Chief Operating Officer became one of nine directors at WRMWSD. As of December 31, 2019, the Company paid $3,299,000 for these water contracts and related costs.

19.    UNAUDITED QUARTERLY OPERATING RESULTS
The following is a tabulation of unaudited quarterly operating results for the years indicated:

($ in thousands, except per share)	Total Revenue[1]	Segment Profit (Loss)	Net Income (Loss)	Net Income (Loss) attributable to Common Stockholders	Net Income (Loss) Per Share	Net Income (Loss), Per Share attributable to Common Stockholders[2]
2019
First Quarter	$11,011	$1,442	$124	$119	$—	$—
Second Quarter	9,275	895	709	707	0.03	0.03
Third Quarter	9,951	(708)	37	47	—	—
Fourth Quarter	20,525	6,301	9,709	9,707	0.37	0.37
	$50,762	$7,930	$10,579	$10,580
2018
First Quarter	$13,752	$4,277	$1,455	$1,457	$0.06	$0.06
Second Quarter	5,416	115	(1,013)	(997)	(0.04)	(0.04)
Third Quarter	15,783	4,815	3,487	3,488	0.13	0.13
Fourth Quarter	12,012	934	306	307	0.01	0.01
	$46,963	$10,141	$4,235	$4,255
(1) Includes investment income.
(2) Net income (loss) per share on a diluted basis. Quarterly rounding of per share amounts can result in a variance from the reported annual amount. The fourth quarter 2019 amount includes gain realized by Five West Parcel LLC joint venture on building sale (see Note 17).